Form 10-Q
period 2007-06-30
DICE HOLDINGS, INC.
filed 2007-08-24
CIK 1393883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33584

DICE HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	20-3179218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 725-6550

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year - if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 13, 2007, 61,960,992 shares of common stock (“Common Stock”) of the Registrant were outstanding.

DICE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands except share and per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$7,680	$5,795
Marketable securities	947	944
Accounts receivable, net of allowance for doubtful accounts of $911 and $795	14,071	15,014
Deferred income taxes - current	13,387	14,000
Prepaid and other current assets	2,340	1,290
Current assets of discontinued operations	105	808

Total current assets	38,530	37,851

Fixed assets, net	5,587	5,356
Acquired intangible assets, net	90,625	100,186
Goodwill	161,398	156,440
Deferred financing costs, net of accumulated amortization of $792 and $457	4,005	1,972
Other assets	1,320	251
Non-current assets of discontinued operations	—	271

Total assets	$301,465	$302,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,445	$12,113
Deferred revenue	43,972	34,520
Current portion of long-term debt	750	—
Other current liabilities	—	492
Current liabilities of discontinued operations	207	990

Total current liabilities	56,374	48,115

Long-term debt	179,250	89,000
Deferred income taxes - non-current	25,031	29,582
Other long-term liabilities	6,733	1,295

Total liabilities	267,388	167,992

Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 57,625,000 shares; issued and outstanding: 55,168,792 shares (liquidation value $2.17)	552	552
Common stock, $.01 par value, authorized 69,150,000 shares; issued and outstanding: 92,200 shares	1	1
Additional paid-in capital	139,859	138,077
Accumulated other comprehensive income	3,028	1,829
Accumulated deficit	(109,363)	(6,124)

Total stockholders’ equity	34,077	134,335

Total liabilities and stockholders’ equity	$301,465	$302,327

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenues	$34,500	$19,239	$65,040	$35,316

Operating expenses:
Cost of revenues	2,018	1,049	3,915	2,159
Product development	981	591	1,961	1,025
Sales and marketing	14,045	8,130	27,646	15,258
General and administrative	4,472	2,255	8,496	4,313
Depreciation	723	385	1,374	720
Amortization of intangible assets	4,774	2,826	10,002	5,852

Total operating expenses	27,013	15,236	53,394	29,327

Operating income	7,487	4,003	11,646	5,989
Interest expense	(4,293)	(931)	(6,640)	(2,262)
Interest income	81	29	158	56

Income from continuing operations before income taxes and minority interest	3,275	3,101	5,164	3,783

Income tax expense	1,509	1,215	439	1,477
Minority interest in net loss of subsidiary	121	77	121	130

Income from continuing operations	1,887	1,963	4,846	2,436

Discontinued operations:
Income (loss) from discontinued operations	294	(46)	(243)	(278)
Income tax expense (benefit) from discontinued operations	568	(17)	(4,887)	(105)

Income (loss) from discontinued operations, net of tax	(274)	(29)	4,644	(173)

Net income	1,613	1,934	9,490	2,263
Convertible preferred stock dividends	—	—	(107,718)	—

Income (loss) attributable to common stockholders	$1,613	$1,934	$(98,228)	$2,263

Basic earnings (loss) per share:

From continuing operations	$0.03	$0.04	$(1,115.75)	$0.05
From discontinued operations	—	—	50.37	—

	$0.03	$0.04	$(1,065.38)	$0.05

Diluted earnings (loss) per share:

From continuing operations	$0.03	$0.04	$(1,115.75)	$0.05
From discontinued operations	—	—	50.37	—

	$0.03	$0.04	$(1,065.38)	$0.05

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$9,490	$2,263

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,374	720
Amortization of intangible assets	10,002	5,852
Deferred income taxes	(3,217)	1,111
Amortization of deferred financing costs	336	158
Share based compensation	1,782	479
Changes in operating assets and liabilities:
Accounts receivable	1,291	(70)
Prepaid expenses and other assets	(1,397)	222
Accounts payable and accrued expenses	(1,892)	952
Deferred revenue	9,335	8,953
Other, net	424	(455)

Net cash provided by operating activities of continuing operations	27,528	20,185

Cash flows used for investing activities:
Purchases of fixed assets	(1,550)	(1,498)
Purchases of marketable securities	(200)	(100)
Maturities and sales of marketable securities	200	197
Amounts paid under Targeted Job Fairs acquisition agreement	—	(965)
Other, net	(32)	—

Net cash used for investing activities of continuing operations	(1,582)	(2,366)

Cash flows used for financing activities:
Proceeds from long-term debt	113,000	—
Payments on long-term debt	(22,000)	(18,000)
Dividends paid on convertible preferred stock	(107,718)	—
Dividends paid on common stock	(180)	—
Payments to holders of vested stock options in lieu of dividends	(4,602)	—
Financing costs paid	(2,239)	—
Payment of costs related to initial public offering	(456)	—
Other	(175)	—

Net cash used for financing activities of continuing operations	(24,370)	(18,000)

Net cash provided by operating activities of discontinued operations	190	650
Net cash used for investing activities of discontinued operations	(6)	(82)

Net cash provided by discontinued operations	184	568

Effect of exchange rate changes	125	—

Net change in cash and cash equivalents for the period	1,885	387
Cash and cash equivalents, beginning of period	5,795	3,363

Cash and cash equivalents, end of period	$7,680	$3,750

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006, that are included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-141876). Operating results for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2007.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on January 1, 2007. See Note 10.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

3. DISCONTINUED OPERATIONS

The Company provided certification test preparation and assessment products for technology professionals through its subsidiary, MeasureUp. In February 2007, the Company decided to abandon the MeasureUp business after assessing the long-term economic viability of MeasureUp in light of its projected operating losses and the lack of an operational or strategic fit with the Company’s core business, and after unsuccessfully attempting to sell the business. All significant business activities of MeasureUp ceased on March 30, 2007. Accordingly, the Company now reflects the related assets, liabilities, and results of operations from this segment as discontinued operations for all periods presented. Expenses that are not directly identified to MeasureUp or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations. Summary results of operations for the former MeasureUp operating segment were as follows (in thousands):

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$—	$914	$835	$1,744
Operating expenses:
Cost of revenues	—	129	173	264
Product development	—	305	600	647
Sales and marketing	—	209	288	481
General and administrative	—	148	332	295
Depreciation	—	26	16	49
Amortization	—	143	—	286
Other expense (income)	(294)	—	(331)	—

Total operating expenses	(294)	960	1,078	2,022

Operating income (loss)	294	(46)	(243)	(278)
Income tax expense (benefit)	568	(17)	(4,887)	(105)

Income (loss) from discontinued operations	$(274)	$(29)	$4,644	$(173)

The assets and liabilities of MeasureUp were as follows (in thousands):

	June 30, 2007	December 31, 2006
Cash	$47	$150
Accounts receivable, net of allowance for doubtful accounts of $86 and $35	51	634
Prepaid and other current assets	7	24

Current assets of discontinued operations	$105	$808

Fixed assets, net	$—	$264
Other assets	—	7

Non-current assets of discontinued operations	$—	$271

Accounts payable and accrued expenses	$207	$487
Deferred revenue	—	503

Current liabilities of discontinued operations	$207	$990

Intangible assets related to MeasureUp were written off in the fourth quarter of 2006. There was no goodwill associated with MeasureUp.

4. ACQUISITION OF eFINANCIALGROUP LIMITED

On October 31, 2006, DHI acquired all of the outstanding shares of eFinancialGroup Limited (“eFG”) which operates career management services for finance, accounting and capital markets and financial services professionals. At the time of the acquisition, eFG was the parent of (1) eFinancialCareers Limited, a global financial markets career website for capital markets and financial services professionals, (2) JobsintheMoney.com, Inc. (“JitM”), a career website for accounting and finance professionals in the United States, and (3) eFinancialNews Limited (“eFN”), which publishes financial news periodicals.

DHI acquired all of the outstanding stock of eFG in exchange for a total of $106.3 million in cash and 3,628,992 shares of convertible preferred stock of DHI valued at $25.2 million, net of cash acquired of $3.9 million. Each shareholder of eFG was given the option to receive cash, convertible preferred stock of DHI or a combination of both. The value of the preferred

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

stock was based on the amount of cash that each eFG shareholder was entitled to receive in lieu of convertible preferred stock of DHI. Immediately after the acquisition of eFG, eFN was sold to a company controlled by a group of former eFG shareholders for total consideration of $41.6 million, resulting in a net purchase price for the remaining eFG business, which was comprised of eFC and JitM, of $89.9 million in cash and convertible preferred stock. The cash portion of the acquisition, including transaction costs, was financed by borrowings of $67.0 million, plus cash on hand.

The Company incurred a total of $3.2 million of direct costs associated with the transaction. Of that amount, $.9 million was capitalized as debt issuance costs. The remaining $2.3 million was included as consideration paid in the allocation of the purchase price.

The purchase price allocation is complete. Adjustments to goodwill during the six month period ended June 30, 2007 were primarily related to income taxes. The purchase price allocation of eFG based upon management’s estimates at the date of acquisition, in millions of dollars, is as follows:

Assets:
Cash and cash equivalents	$3.9
Accounts receivable	4.8
Prepaid and other current assets	0.2
Fixed assets	0.3
Acquired intangible assets	27.1
Goodwill	70.9
Other assets	41.6

Assets acquired	$148.8

Liabilities:
Accounts payable and accrued expenses	$5.0
Deferred income taxes	8.8
Deferred revenue	1.2

Liabilities assumed	$15.0

The acquired intangible assets consist of the following, in millions of dollars:

Technology	$2.7
Trademarks and brand names	7.2
Customer lists	12.1
Order backlog	1.4
Candidate database	3.5
Leasehold interests	0.2

Acquired intangible assets	$27.1

The portion of the purchase price allocated to eFN is included above in Other assets. The $41.6 million was received by DHI immediately subsequent to the closing of the sale of eFN on October 31, 2006.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following pro forma condensed consolidated results of operations assume that the acquisition of eFG was completed as of January 1, 2006 (in millions except per share amounts):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenues	$24.6	$45.2
Net loss	$—	$(1.7)
Loss per share	$(0.86)	$(17.97)

The pro forma financial information represents the historical operating results of the combined company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings and amortization of acquired intangible assets and deferred financing costs as well as the related income tax impacts of such adjustments.

5. ACQUIRED INTANGIBLE ASSETS, NET

Below is a summary of the major acquired intangible assets and weighted average amortization periods for the acquired identifiable intangible assets (in thousands):

	As of June 30, 2007
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,700	$(5,208)	$155	$7,647	3.75 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,600	(1,138)	338	6,800	5 years
Customer lists	36,700	(11,149)	590	26,141	4.5 years
Order backlog	2,000	(2,043)	43	—	.5 years
Candidate database	18,500	(7,665)	75	10,910	3.75 years
Leasehold interests	154	(33)	6	127	3 years

Acquired intangible assets, net	$116,654	$(27,236)	$1,207	$90,625

	As of December 31, 2006
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,700	$(3,487)	$98	$9,311	3.75 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,600	(352)	207	7,455	5 years
Customer lists	36,700	(7,115)	374	29,959	4.5 years
Order backlog	2,000	(1,076)	36	960	.5 years
Candidate database	18,500	(5,196)	47	13,351	3.75 years
Leasehold interests	154	(8)	4	150	3 years

Acquired intangible assets, net	$116,654	$(17,234)	$766	$100,186

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Based on the carrying value of the acquired finite–lived intangible assets recorded as of June 30, 2007, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

July 1, 2007 through December 31, 2007	$9,190
2008	18,125
2009	15,633
2010	7,418
2011	1,259

6. INDEBTEDNESS

On March 21, 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”), resulting in total borrowings of $194.0 million. The Amended and Restated Credit Facility provides for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, and matures on March 21, 2012. Quarterly payments of $250,000 are due on the term loan facility beginning on October 1, 2007. Immediately prior to entering into the amended agreement, the Company had $81.0 million outstanding under the then existing facility. On March 21, 2007, the Company borrowed an additional $113.0 million under the amended agreement. Borrowings under the facility bear interest, at the Company’s option, at the LIBOR Rate plus 3.25% or Reference Rate plus 1.75%. Financial and other covenants in the amended agreement are consistent with the original agreement. The Company was in compliance with all such covenants as of June 30, 2007.

The amounts borrowed and terms of the financing agreement as of December 31, 2006 and June 30, 2007 are as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Total Revolving Credit Facility	$75,000	$110,000
Total Term Loan Facility	$125,000	—

Amounts Borrowed:
LIBOR Rate Loans	$176,000	$87,000
Reference Rate Loans	4,000	2,000

Total Borrowed	$180,000	$89,000

Interest Rates:
LIBOR Option:
Interest Margin	3.25%	3.50%
Minimum LIBOR rate	3.00%	3.00%
Actual Interest Rates	8.57% to 8.64%	8.85% to 9.40%

Reference Rate Option:
Interest Margin	1.75%	0.75%
Minimum Reference Rate	6.00%	6.00%
Actual Interest Rate	10.00%	9.00%

Future maturities as of June 30, 2007 are as follows (in thousands):

July 1, 2007 through December 31, 2007	$250
2008	1,000
2009	1,000
2010	1,000
2011	1,000
2012	175,750

Total minimum payments	$180,000

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company used a portion of the net proceeds that it received from its initial public offering on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. See Note 13.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through November 2011. Future minimum lease payments under non-cancelable operating leases as of June 30, 2007 are as follows (in thousands):

July 1, 2007 to December 31, 2007	$379
2008	577
2009	422
2010	372
2011	317

Total minimum payments	$2,067

On July 18, 2007, the Company signed a five year lease for office space in London which will increase future lease commitments by $2.7 million. Rent expense was $117,000 and $313,000 for the three and six month periods ended June 30, 2007 and $96,000 and $196,000 for the three and six month periods ended June 30, 2006, respectively.

Restricted Cash and Letters of Credit

As of June 30, 2007 and December 31, 2006, Dice had $57,000 and $187,000, respectively, in standby letters of credit that collateralize facility lease agreements. Restricted cash, which is included in other assets in the condensed consolidated balance sheet, collateralizes such standby letters of credit.

Litigation

The Company is subject to various claims from taxing authorities, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable and the amounts are estimable. Although the outcome of these legal matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, operations or liquidity.

8. EQUITY

On March 23, 2007, the Company paid a cash dividend of $107.9 million in the aggregate, or $1.95 per share, to holders of common stock and convertible preferred stock and made a payment of $4.6 million in the aggregate, or $1.95 per vested option, to holders of vested stock options in lieu of a dividend. The payments made to holders of vested stock options in lieu of dividends increased the accumulated deficit.

The Company effected a stock split on June 18, 2007, so that each share of common stock and Series A convertible preferred stock was split into 461 shares of common stock or Series A convertible preferred stock, as applicable. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

The terms of the Company’s Series A convertible preferred stock allow the holders of 66  2/3% of such stock to require that all outstanding shares of the Series A convertible preferred stock be converted into an equal number of shares of common stock at any time. The holders of 66  2/3% of all outstanding shares of the Series A convertible preferred stock agreed to require that all outstanding shares of the Company’s Series A convertible preferred stock be converted into an equal number of shares of the Company’s common stock immediately prior to the consummation of the Company’s initial public offering. All of the Series A convertible preferred stock was converted into shares of the Company’s common stock in July 2007. See Note 13.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,613	$1,934	$9,490	$2,263

Other comprehensive income (loss):

Foreign currency translation adjustment, net of tax of $402; $-; $513; and $-	937	—	1,198	—

Unrealized gains (losses) on marketable securities, net of tax of $-; $(2); $1; and $(2)	—	(6)	2	(6)

Total other comprehensive income (loss)	937	(6)	1,200	(6)

Comprehensive income	$2,550	$1,928	$10,690	$2,257

Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	June 30, 2007	December 31, 2006
Foreign currency translation adjustment, net of tax of $1,299 and $786	$3,030	$1,833
Unrealized losses on marketable securities, net of tax of $- and $(1)	(2)	(4)

Total accumulated other comprehensive income, net	$3,028	$1,829

9. STOCK BASED COMPENSATION

The Company has two plans under which it may grant stock options to certain employees and directors of the Company and its subsidiaries. Compensation expense is recorded in accordance with SFAS 123 (Revised 2004), Share-Based Payment for stock options awarded to employees in return for employee service. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the employee service period, which is the vesting period. The Company does not expect forfeitures to occur and records expense based upon the number of awards expected to vest.

The Company recorded stock based compensation expense of $1.2 million and $1.8 million, respectively, during the three and six month periods ended June 30, 2007 and $242,000 and $479,000, respectively, during the three and six month periods ended June 30, 2006. At June 30, 2007, there was $11.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of nearly 4 years.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted average assumptions in the table below. Because the Company’s stock was not publicly traded during these periods, the average historical volatility rate for a similar entity was used. The expected life of options granted is derived from historical exercise behavior. The risk—free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
The weighted average fair value of options granted	$1.76	$0.98	$1.35	$0.98
Dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average risk free interest rate	4.57%	4.90%	4.68%	4.90%
Weighted average expected volatility	33.30%	38.80%	35.24%	38.80%
Expected life (in years)	4	4	4	4

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the six months ended June 30, 2007 the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
January 31, 2007	18,440	$6.55	$6.55	$—
January 31, 2007	628,804	$6.55	$8.27	$—
March 27, 2007	192,698	$6.89	$6.89	$—
May 9, 2007	117,094	$7.11	$7.11	$—

During the six months ended June 30, 2006 the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
May 2, 2006	137,839	$3.52	$3.52	$—

The fair value of the common stock was determined based on a contemporaneous internal valuation prepared by management with the appropriate levels of competency.

A summary of the status of options granted as of June 30, 2007 and 2006, and the changes during the three and six month periods then ended is presented below:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at March 31	8,269,418	$1.87	6,301,870	$2.17
Granted	117,094	$7.11	137,839	$3.52
Forfeited	(159,045)	$4.19	—	$—

Options outstanding at June 30	8,227,467	$1.90	6,439,709	$2.20

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at Beginning of the Year,	7,587,138	$1.38	6,301,870	$2.17
Granted	957,036	$6.61	137,839	$3.52
Forfeited	(316,707)	$3.70	—	$—

Options outstanding at June 30	8,227,467	$1.90	6,439,709	$2.20

Exercisable at June 30	2,823,393	$1.72	—	$—

On October 20, 2006, a dividend of $0.22 per share was declared to holders of convertible preferred stock. The Board of Directors approved reducing the strike price of the non-vested options outstanding at the date of the payment of the dividend by $0.19 in order to maintain the economic value of the options in comparison to the value those options had immediately prior to the dividend. Similarly, on March 23, 2007, the Company paid a cash dividend of $107.9 million in the aggregate, or $1.95 per share, to holders of common stock and convertible preferred stock and made a payment of $4.6 million in the aggregate, or $1.95 per vested option, to holders of vested stock options in lieu of a dividend. The Board of Directors approved reducing the strike price of the non-vested options outstanding at the date of the payment of the dividend by $1.78 in order to maintain the economic value of the options in comparison to the value those options had immediately prior to the dividend.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes information about options outstanding as of June 30, 2007:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$0.20	3,938,669	8.2	393,866
$1.54	79,292	8.8	66,326
$1.98	2,363,201	8.2	2,363,201
$4.19	889,269	9.3	—
$4.77	18,440	9.6	—
$6.49	628,804	9.6	—
$6.89	192,698	9.8	—
$7.11	117,094	9.8

	8,227,467		2,823,393

10. INCOME TAXES

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of permanent items	—	—	(31.1)%	—
State taxes, net of federal effect	7.6%	4.2%	2.8%	4.0%
Tax effect of foreign income	(3.1)%	—	(2.8)%	—
Other	6.6%	—	4.6%	—

Effective tax rate	46.1%	39.2%	8.5%	39.0%

During the six month period ended June 30, 2007, the permanent item impacting the effective tax rate is payments to the holders of vested stock options in lieu of dividends of $4.6 million.

As of June 30, 2007 and December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $53 million and $49.6 million, respectively. The carryforwards will begin to expire in 2011 if not used. For income tax purposes, the amount of net operating loss allowable to offset income after a change in ownership is limited under IRC Section 382. The Company determined the Section 382 limitation created by various ownership changes limits the net operating losses that are available to be used on a prospective basis to $20.6 million per year. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that the deferred tax assets will be used in the future and, therefore, no valuation allowance has been recorded.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a part of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. The adoption of FIN 48 resulted in a decrease to retained earnings by approximately $230,000 and an increase in accrued expenses for uncertain tax positions and related interest by a corresponding amount. Additionally, goodwill and accrued expenses were increased for uncertain

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

tax positions by approximately $4.0 million to reflect the measurement under the rules of FIN 48 for uncertain tax positions related to previous business combinations. After recognizing these impacts at the adoption of FIN 48, the total unrecognized tax benefits were approximately $4.3 million. Of this amount, approximately $345,000 would impact our effective tax rate if recognized, and the difference of $4.0 million primarily results from federal tax impacts on state issues and items that would impact goodwill and would not impact the effective rate if it were subsequently determined that such liability were not required. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Interest and penalties comprise an insignificant portion of our accrued expenses for uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. None of the Company’s tax returns are currently under examination. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits will change significantly during the next twelve months.

11. SEGMENT INFORMATION

The Company aggregates its operating segments into two reportable segments: DCS Online and eFC. Management has organized its reportable segments based upon similar geographic location and similar economic characteristics. Both DCS Online and eFC generate revenue from sales of recruitment packages. Aggregation is based on similarity of operating segments as to economic characteristics, products, types or classes of customer and the methods of distribution. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include the job fair business, Dice India, JobsintheMoney.com, and eFinancialCareers.com U.S. operations and are reported in the “Other” category. The Company’s foreign operations are comprised of eFC, whose business is principally in Great Britain, and Dice India. Corporate costs are included in the DCS Online segment and are not presently allocated to the segments. Corporate expenses primarily include personnel costs related to executives and certain support staff and professional fees. The following table shows the segment information for the periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
DCS Online	$25,233	$18,513	$48,584	$33,954
eFC	6,497	—	11,642	—
Other	2,770	726	4,814	1,362

Total revenues	$34,500	$19,239	$65,040	$35,316

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Depreciation:
DCS Online	$635	$385	$1,196	$709
eFC	44	—	82	—
Other	44	—	96	11

Total depreciation	$723	$385	$1,374	$720

Amortization:
DCS Online	$2,905	$2,784	$5,555	$5,767
eFC	1,524	—	3,403	—
Other	345	42	1,044	85

Total amortization	$4,774	$2,826	$10,002	$5,852

Net income:
DCS Online	$908	$2,000	$4,326	$2,442
eFC	1,259	—	2,151	—
Other	(401)	(114)	(1,752)	(136)
Minority interest	121	77	121	130

Net income from continuing operations	1,887	1,963	4,846	2,436
Income (loss) from discontinued operations	(274)	(29)	4,644	(173)

Net income	$1,613	$1,934	$9,490	$2,263

Capital expenditures:
DCS Online	$893	$705	$1,466	$1,498
eFC	26	—	73	—
Other	—	—	11	—

Total capital expenditures	$919	$705	$1,550	$1,498

The following table shows the segment information as June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Total assets:
DCS Online	$192,611	$193,747
eFC	88,383	85,413
Other	20,366	22,355
Assets of discontinued operations	105	812

Total assets	$301,465	$302,327

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2006 and the changes in goodwill for the six month period ended June 30, 2007 (in thousands):

	DCS Online	eFC	Other	Total
Balance, December 31, 2006	$81,120	$58,569	$16,751	$156,440
Foreign currency translation adjustment	—	1,401	—	1,401
Adoption of FIN 48	3,658	337	—	3,995
Other goodwill adjustments	1,117	(972)	(583)	(438)

Balance, June 30, 2007	$85,895	$59,335	$16,168	$161,398

Other goodwill adjustments are related to income tax adjustments.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. The impact of 55,168,792 shares of preferred stock and 8,227,467 common stock options were anti-dilutive in the six month period ended June 30, 2007 and therefore were excluded from the calculation of diluted EPS. The following is a calculation of basic and diluted earnings (loss) per share and weighted average shares outstanding for continuing operations and discontinued operations (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income from continuing operations	$1,887	$1,963	$4,846	$2,436
Preferred dividend	—	—	(107,718)	—
Preferred securities participating in earnings available to common stockholders	(1,884)	(1,959)	—	(2,432)

Income available to common stockholders from continuing operations - basic	$3	$4	$(102,872)	$4

Income available to common stockholders from continuing operations -diluted	$1,887	$1,963	$(102,872)	$2,436

Income (loss) from discontinued operations	$(274)	$(29)	$4,644	$(173)
Preferred securities participating in earnings available to common stockholders	274	29	—	173

Income available to common stockholders from discontinued operations - basic	$—	$—	$4,644	$—

Income available to common stockholders from discontinued operations - diluted	$(274)	$(29)	$4,644	$(173)

Weighted average shares outstanding - basic	92,200	92,200	92,200	92,200
Add shares issuable upon conversion of preferred securities	55,168,792	51,539,800	—	51,539,800
Add shares issuable upon exercise of stock options	3,189,769	1,252,864	—	954,839

Weighted average shares outstanding - diluted	58,450,761	52,884,864	92,200	52,586,839

Basic earnings (loss) per share:
From continuing operations	$0.03	$0.04	$(1,107.07)	$0.05
From discontinued operations	—	—	50.37	—

	$0.03	$0.04	$(1,056.70)	$0.05

Diluted earnings (loss) per share:
From continuing operations	$0.03	$0.04	$(1,107.07)	$0.05
From discontinued operations	—	—	50.37	—

	$0.03	$0.04	$(1,056.70)	$0.05

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13. SUBSEQUENT EVENT

On July 23, 2007, the Company completed its initial public offering. The Company sold 6,700,000 shares of its common stock and selling stockholders sold an additional 10,000,000 shares of common stock at a price of $13.00 less underwriting discounts. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at a price of $13.00, less underwriting commissions. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. The proceeds, net of underwriting commissions received by the Company, were $81.0 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used a portion of the net proceeds that it received from the offering to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility.

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, and the failure to attract qualified professionals or grow the number of qualified professionals who use our websites. These factors and others are discussed in more detail in this Quarterly Report on Form 10-Q and in our Registration Statement on Form S-1, as amended (File No. 333-141876), under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

Dice Holdings, Inc. is a leading provider of specialized career websites for select professional communities. We target employment categories in which there is a scarcity of highly skilled, highly qualified professionals relative to market demand. Our career websites serve as online marketplaces where employers and recruiters find and recruit prospective employees, and where professionals find relevant job opportunities and information to further their careers. Each of our career websites offers job listings, content, career development and recruiting services tailored to the specific needs of the professional community that it serves. Our largest websites by revenue are Dice.com, the leading career website in the United States for technology professionals, and eFinancialCareers.com, the leading global career website for capital markets and financial services professionals, headquartered in the United Kingdom and serving the financial services industry in various markets around the world.

We have identified two reportable segments under Statement of Financial Accounting Standards, or “SFAS,” No. 131, Disclosures about Segments of an Enterprise and Related Information, based on our operating structure. Our reportable segments include DCS Online (which includes Dice.com and ClearanceJobs.com) and eFinancialCareers’ international business. Targeted Job Fairs, Dice India, JobsintheMoney.com, and eFinancialCareers U.S. operations do not meet certain quantitative thresholds, and therefore are reported in the aggregate in the Other segment.

Our Revenues and Expenses

We derive the substantial majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. In the United States, we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. Internationally, our job postings and access to our resume databases are often sold separately and not as a single package. We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At June 30, 2007, Dice.com had approximately 8,800 total recruitment package customers and our other websites collectively served approximately 2,700 customers, including some customers who are also customers of Dice.com, as of the same date.

Our ability to continue to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new recruitment package customers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives.

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Accordingly, significant increases or decreases in the unemployment rate, labor shortages or a decrease in available jobs, specifically in the technology, finance and other vertical industries we serve, can have a material affect on our revenues and results of operations. A significant increase in the unemployment rate or a shortage of available jobs could cause a decrease in the number of job postings on our websites, which in turn would negatively impact our revenues and income. Alternatively, a decrease in the unemployment rate or a labor shortage generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and have a positive impact on our revenues and results of operations.

Other material factors that may affect our results of operations include our ability to attract qualified professionals to our websites and our ability to attract customers with relevant job opportunities. The more qualified professionals that use our websites, the more attractive our websites become to employers, which in turn makes them more likely to become our customers, resulting in positive impacts on our results of operations. If we are unable to continue to attract qualified professionals to our websites, our customers may no longer find our services attractive, which could have a negative impact on our results of operations. Additionally, in order to attract qualified professionals to our websites we need to ensure that our websites remain relevant.

The largest components of our expenses are personnel costs and marketing and sales expenditures. Personnel costs consist of salaries, benefits, and incentive compensation for our employees, including commissions for salespeople. Personnel costs are categorized in our statements of operations based on each employee’s principal function. Marketing and sales expenditures primarily consist of online advertising and direct mailing programs.

Critical Accounting Policies

This discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, goodwill and intangible assets, stock-based compensation and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe are reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues, under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin, or “SAB,” No. 104, Revenue Recognition, when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period. We generate a majority of our revenue from the sale of recruitment packages.

Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job listings and access to a searchable database of candidates on the dice.com, clearancejobs.com, efinancialcareers.com, jobsinthemoney.com, and cybermediadice.com websites. Certain of our arrangements include multiple deliverables, which consist of access to job listings and access to a searchable database of resumes. In the absence of higher-level specific authoritative guidance, we determine the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within our control. Services to customers buying a package of available job listings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. Revenue from the sale of classified job listings is recognized ratably over the length of the contract or the period of actual usage, if shorter.

Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects our increased ability to sign customers to long-term contracts. We recorded deferred revenue of $16.1 million on our consolidated balance sheet, as of August 31, 2005, prior to purchase accounting adjustments related to the 2005 acquisition of Dice Inc. (the “2005 Acquisition”). As required by U.S. GAAP, in determining the fair value of the liabilities assumed under purchase accounting, the acquired deferred revenue is to be recorded at fair value to the extent it represents an assumed legal obligation. We estimated our obligation related to deferred revenue as a result of the 2005 Acquisition using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin.

The estimated costs to fulfill our deferred revenue obligation in connection with the 2005 Acquisition were based on our expected future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $6.0 million, to $10.1 million. Additionally, revenues were negatively impacted related to deferred revenue purchase accounting adjustments from the acquisition of eFinancialGroup in October 2006 (the “eFinancialGroup Acquisition”). The reduction negatively impacted revenues by $518,000 and $1.3 million during the three and six month periods ended June 30, 2007, respectively.

Fair Value of Acquired Businesses

We completed the acquisition of Dice Inc. in 2005 and eFinancialGroup in 2006. SFAS No. 141, “Business Combinations” (“SFAS No. 141”) requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.

The significant assets acquired and liabilities assumed from our acquisitions consist of intangible assets, goodwill and deferred revenue. Fair values of the technology and trademarks were determined using a royalty savings methodology which estimates the value of the trademark and brand name by calculating the present value of the royalties saved because the company owns the asset. Fair values of the customer lists were estimated using the discounted cash flow method based on projections of the amounts and timing of future revenues and cash flows, discount rates and other assumptions as deemed appropriate. Fair values of the candidate database were determined based on the estimated cost to acquire a seeker applied to the number of active seekers as of the acquisition date. The acquired deferred revenue is recorded at fair value as it represents an assumed legal obligation. We estimated our obligation related to deferred revenue using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a reasonable profit margin. The estimated costs to fulfill our deferred revenue obligation were based on our expected future costs to fulfill our obligation to our customers. Goodwill is the amount of purchase price paid for an acquisition that exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

The remaining useful life of the technology was determined through review of the technology roadmaps, the pattern of projected economic benefit of each existing technology asset, and the time period over which the majority of the undiscounted cash flows are projected to be achieved. The remaining useful life of the trademarks and brand names was determined based on the estimated time period over which each asset is projected to be used, the pattern of projected economic benefit, and the time period over which the majority of the undiscounted cash flows are projected to be achieved. The remaining useful life of the customer list was determined based on the projected customer attrition rates, the pattern of projected economic benefit of each list and the time period over which the majority of the undiscounted cash flows are projected to be achieved.

The purchase price allocation is complete. Adjustments to goodwill during the six month period ended June 30, 2007 were related to income taxes.

Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets such as customer lists, technology and trade names. The subjective nature of management’s assumptions increases the risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as we amortize the finite-lived intangible assets over time, the purchase accounting allocation directly impacts the amortization expense we record on our financial statements.

Goodwill

As a result of our various acquisitions, we have recorded goodwill. We record charges for goodwill when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for 2006 was performed in the third quarter by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The goodwill at the other reporting units, eFinancialCareers’ international business, and JobsintheMoney, was the result of the eFinancialGroup Acquisition which occurred in October 2006.

The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Fair values are determined using a discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to our websites and investments to improve our candidate databases. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

Indefinite-Lived Acquired Intangible Assets

The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Dice.com trademark, trade name and domain name is one of the most recognized names of online job boards. Since Dice’s inception in 1991, the brand has been recognized as a leader in recruiting and career development services for technology and engineering professionals. Currently, the brand is synonymous with the most specialized online marketplace for industry-specific talent. The brand has a significant online and offline presence in online recruiting and career development services. Considering the recognition and the awareness of the Dice brand in the talent acquisition and staffing services market, Dice’s long operating history and the intended use of the Dice brand, the remaining useful life of the Dice.com trademark, trade name and domain name was determined to be indefinite.

We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded.

The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a royalty savings methodology which estimates the value of the trademark and brand name by calculating the present value of the royalties saved because the company owns the asset. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Website Development Costs

We account for website development costs in accordance with the guidance set forth in Financial Accounting Standards Board Emerging Issues Task Force, or “EITF,” Issue No. 00-2, Accounting for Website Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to designing, developing, testing and implementing enhancements to our websites. However, we expense, as incurred, website development costs for new features and functionalities since it is unlikely that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally two years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs that we capitalize and amortize in future periods would be impacted.

Income Taxes

We recognize deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have concluded that based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that the deferred tax assets will be used in the future.

At June 30, 2007, our unused net operating loss carryforward for federal income tax purposes was approximately $53 million, and will begin to expire in 2011. The amount and availability of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. We have determined that the Section 382 limitation created by various ownership changes limits the net operating losses that are available to be used on a prospective basis to $20.6 million per year.

Stock and Stock-Based Compensation

We have granted stock options to certain of our employees and directors under our 2005 Omnibus Stock Plan and our 2007 Equity Award Plan. We adopted SFAS No. 123 (Revised 2004), Share-Based Payment, or “SFAS 123(R),” upon inception of Dice Holdings, Inc. Prior to September 1, 2005, we accounted for our stock-based awards using the intrinsic value method prescribed in Accounting Principles Board, or “APB,” Opinion No. 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. Compensation expense is recorded for stock options awarded to employees in return for employee service. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the employee service period, which is the vesting period. The fair value of options granted was estimated on the grant date using Black-Scholes option-pricing model. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant.

Recent Developments

On July 23, 2007, we completed our initial public offering. We sold 6,700,000 shares of our common stock and selling stockholders sold an additional 10,000,000 shares of common stock at a price of $13.00 less underwriting discounts. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at a price of $13.00, less underwriting commissions. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. The proceeds, net of underwriting commissions received by us, were $81.0 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used a portion of the net proceeds that we received from the offering to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. The remaining proceeds will be used for working capital and general corporate purposes.

Results of Operations

On October 31, 2006, we completed the eFinancialGroup Acquisition which resulted in us owning eFinancialCareers Limited and JobintheMoney.com, Inc. Results of operations for the three and six months ended June 30, 2006 do not reflect the inclusion of eFinancialGroup results.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues

	Three months ended June 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Revenues
DCS Online	$25,233	$18,513	$6,720	36%
eFinancialCareers	6,497	—	6,497	—
Other	2,770	726	2,044	282%

Total revenues	$34,500	$19,239	$15,261	79%

Our revenues were $34.5 million for the three months ended June 30, 2007 compared to $19.2 million for the same period in 2006, an increase of $15.3 million, or 79%. This increase can be attributed to a combination of organic growth and the eFinancialGroup Acquisition. We experienced organic growth in the DCS Online segment of $6.7 million, or 36%, as a result of successful marketing efforts leading to new customers, as well as an increase in revenues from existing customers both in the number of job postings and individual users of our databases and an increase in the price of our products. Our recruitment package customers increased from approximately 6,800 at March 31, 2006 to approximately 7,300 at June 30, 2006 and from approximately 8,500 at March 31, 2007 to approximately 8,800 at June 30, 2007. Average revenue per recruitment package customer increased by approximately 7.5% from the three months ended June 30, 2006 to the three months ended June 30, 2007. The increase in revenues resulting from the eFinancialGroup Acquisition was $8.1 million, of which $6.5 million relates to the international business and $1.6 million relates to the U.S. business.

Cost of Revenues

	Three months ended June 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Cost of revenues	$2,018	$1,049	$969	92%
Percentage of revenues	5.8%	5.5%

Our cost of revenues for the three months ended June 30, 2007 were $2.0 million compared to $1.0 million for the same period in 2006, an increase of $969,000, or 92%. The increase was primarily due to the inclusion of the results of operations of eFinancialGroup in 2007, which led to an increase of $599,000. Additionally, an increase in cost of revenues was experienced at Dice of $207,000, due to an increase in salaries and benefits as a result of an increase in the number of network operations and customer support personnel we employed, which was needed in order to support an increase in the number of job postings and user activity.

Product Development Expenses

	Three months ended June 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Product development	$981	$591	$390	66%
Percentage of revenues	2.8%	3.1%

Product development expenses for the three months ended June 30, 2007 were $981,000 compared to $591,000 for the same period of 2006, an increase of $390,000, or 66%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $388,000 of this increase.

Sales and Marketing Expenses

	Three months ended June 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Sales and marketing	$14,045	$8,130	$5,915	73%
Percentage of revenues	40.7%	42.3%

Sales and marketing expenses for the three months ended June 30, 2007 were $14.0 million compared to $8.1 million for the same period in 2006, an increase of $5.9 million, or 73%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $3.7 million of this increase. The remainder of the increase was due to an increase in advertising and sales expenses for Dice.

Advertising costs for Dice were $6.3 million for the three month period ended June 30, 2007 compared to $4.8 million for the same period in 2006, an increase of $1.5 million, or 33%. This increase was primarily due to an increase in our online advertising spending and the number of email and direct mail campaigns conducted during the three months ended June 30, 2007. As our revenues have grown, we have increased our advertising spending.

In the case of Dice.com, a significant portion of our advertising and marketing spending is focused on increasing the number of professionals who visit Dice.com and the levels of activity on the website. We have significantly increased the amount we spend on online media, including banner advertisements and paid search programs in order to drive more traffic to the website. Much of this advertising spending is on technology-focused websites. The resulting increase in traffic has made the use of the website by customers more attractive as there are greater numbers of unique visitors who can view customers’ job postings and apply for their jobs. We have also increased the amount of spending on maintaining the loyalty of existing professionals who already use the website.

We have significantly increased the amount we spend to reach employers and recruiters who pay to use the website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. This marketing effort has helped result in an increase in net recruitment package customers during the three month period ended June 30, 2007 of nearly 300 from approximately 8,500 at March 31, 2007 to approximately 8,800 at June 30, 2007. Net recruitment package customers during the three month period ended June 30, 2006 increased by approximately 500, from approximately 6,800 at March 31, 2006 to approximately 7,300 at June 30, 2006.

The salaries and benefits component of sales and marketing expense for Dice amounted to $1.7 million for the three months ended June 30, 2007 compared to $1.4 million for the same period in 2006, an increase of $281,000, or 20%. This increase was primarily due to an increased number of sales personnel during the three month period ended June 30, 2007. The Dice sales force headcount increased from 55 at June 30, 2006 to 75 at June 30, 2007.

General and Administrative Expenses

	Three months ended June 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
General and administrative	$4,472	$2,255	$2,217	98%
Percentage of revenues	13.0%	11.7%

General and administrative expenses for the three months ended June 30, 2007 were $4.5 million compared to $2.3 million for the same period in 2006, an increase of $2.2 million, or 98%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $1.1 million of this increase. The remainder of this increase was primarily due to an increase in stock-based compensation of $967,000. Stock-based compensation expense increased primarily due to the additional expense for options issued after June 30, 2006 and due to the reduction in the strike price of the options in October 2006 and March 2007.

Depreciation

	Three months ended June 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Depreciation	$723	$385	$338	88%
Percentage of revenues	2.1%	2.0%

Depreciation expense for the three month period ended June 30, 2007 was $723,000 compared to $385,000 for the same period in 2006, an increase of $338,000, or 88%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $66,000 of this increase. The remainder of the increase was due to a greater depreciable fixed asset balance during the three month period ended June 30, 2007 compared to the same period in 2006 for continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Three months ended June 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Amortization	$4,774	$2,826	$1,948	69%
Percentage of revenues	13.8%	14.7%

Amortization expense for the three month period ended June 30, 2007 was $4.8 million compared to $2.8 million for the same period in 2006, an increase of $1.9 million, or 69%. Amortization expense in the three month period ended June 30, 2006 consists of amortization of finite-lived acquired intangible assets acquired as part of the 2005 Dice Inc. acquisition. Amortization expense in the three month period ended June 30, 2007 consists of amortization of finite-lived acquired intangible assets acquired as part of the 2005 Dice Inc. acquisition and amortization of the finite-lived acquired intangible assets acquired as part of the eFinancialGroup Acquisition.

Operating Income

Operating income for the three months ended June 30, 2007 was $7.5 million compared to $4.0 million for the same period in 2006, an increase of $3.5 million, or 88%. The increase is primarily the result of the increase in Dice revenues due to increase in recruitment package customers and revenue per recruitment package customer, partially offset by increases in operating costs. The inclusion of the results of operations of eFinancialGroup for the three months ended June 30, 2007 created operating income of $383,000.

Interest Expense

Interest expense for the three months ended June 30, 2007 was $4.3 million compared to $931,000 for the same period in 2006, an increase of $3.4 million. The increase in interest expense was due to a larger amount of borrowings outstanding in the three months ended June 30, 2007, on average, as compared to the same period in 2006 due to borrowings made in October 2006 to finance the eFinancialGroup Acquisition and borrowings under our Amended and Restated Credit Facility in March 2007 used to pay the March 2007 dividend and to refinance the indebtedness outstanding under our prior credit facility. See “Liquidity and Capital Resources” and “Amended and Restated Credit Facility.”

Income Taxes

	Three months ended June 30,
	2007	2006
	(in thousands, except percentages)
Income from continuing operations before income taxes and minority interest	$3,275	$3,101
Income tax expense	1,509	1,215
Effective tax rate	46.1%	39.2%

Income tax expense for the three month period ended June 30, 2007 was $1.5 million compared to $1.2 million for the same period in 2006. As of December 31, 2006 and June 30, 2007, we had net operating loss carryforwards for federal income tax purposes of $49.6 million and $53 million, respectively. The carryforwards will begin to expire in 2011 if not used. We expect that all carryforwards will be utilized. A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	June 30, 2007	June 30, 2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal effect	7.6%	4.2%
Tax effect of foreign income	(3.1)%	—
Other	6.6%	—

Effective tax rate	46.1%	39.2%

Minority Interest in the Net Loss of Subsidiary

Minority interest represents the minority investor’s percentage share of losses from our subsidiary, Dice India, which is consolidated in our financial statements. CyberMedia Dice is our joint venture with CyberMedia (India) Limited, a leading publisher of content for technology professionals in India. We own 51% of CyberMedia Dice. The minority interest in net loss of subsidiary was $121,000 for the three month period ended June 30, 2007 as compared to $77,000 for the three month period ended June 30, 2006.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals. All significant business activities of MeasureUp ceased on March 30, 2007. Accordingly, the results of operations from this segment are reflected as discontinued operations for all periods presented. Loss from discontinued operations, net of tax, for the three month period ended June 30, 2007 was $274,000 compared to a loss from discontinued operations, net of tax, of $29,000 for the same period in 2006. The loss for the three months ended June 30, 2007 resulted from a change in the estimate of the tax benefit from the abandonment of MeasureUp.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues

	Six months ended June 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Revenues
DCS Online	$48,584	$33,954	$14,630	43%
eFinancialCareers	11,642	—	11,642	—
Other	4,814	1,362	3,452	253%

Total revenues	$65,040	$35,316	$29,724	84%

Our revenues were $65.0 million for the six months ended June 30, 2007 compared to $35.3 million for the same period in 2006, an increase of $29.7 million, or 84%. This increase can be attributed to a combination of organic growth and the eFinancialGroup Acquisition. We experienced organic growth in the DCS Online segment of $14.6 million, or 43%, as a result of successful marketing efforts leading to new customers, as well as an increase in sales to existing customers both in the number of job postings and individual users of our databases and an increase in the price of our products. Our recruitment package customers increased from approximately 5,800 at December 31, 2005 to approximately 7,300 at June 30, 2006 and from approximately 7,600 at December 31, 2006 to approximately 8,800 at June 30, 2007. Average revenue per recruitment package customer increased by approximately 8.6% from the six months ended June 30, 2006 to the six months ended June 30, 2007. The increase in revenues resulting from the eFinancialGroup Acquisition was $14.4 million, of which $11.6 million relates to the international business and $2.8 million relates to the U.S. business.

Cost of Revenues

	Six months ended June 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Cost of revenues	$3,915	$2,159	$1,756	81%
Percentage of revenues	6.0%	6.1%

Our cost of revenues for the six months ended June 30, 2007 were $3.9 million compared to $2.2 million for the same period in 2006, an increase of $1.8 million, or 81%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $1.1 million of this increase. An increase in cost of revenues at Dice of $370,000 was due to an increase in salaries and benefits as a result of an increase in the number of network operations and customer support personnel we employed, which was needed in order to support an increase in the number of job postings, customers, and user activity. Additionally, there was an increase in cost of revenues at the job fair business of $116,000 due to an increase in the level of activity at the job fairs during the six months ended June 30, 2007.

Product Development Expenses

	Six months ended June 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Product development	$1,961	$1,025	$936	91%
Percentage of revenues	3.0%	2.9%

Product development expenses for the six months ended June 30, 2007 were $2.0 million compared to $1.0 million for the same period of 2006, an increase of $936,000, or 91%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $840,000 of this increase.

Sales and Marketing Expenses

	Six months ended June 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Sales and marketing	$27,646	$15,258	$12,388	81%
Percentage of revenues	42.5%	43.2%

Sales and marketing expenses for the six months ended June 30, 2007 were $27.6 million compared to $15.3 million for the same period in 2006, an increase of $12.4 million, or 81%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $6.8 million of this increase. The remainder of the increase was due to an increase in advertising and sales expenses for Dice.

Advertising costs for Dice were $12.4 million for the six month period ended June 30, 2007 compared to $8.6 million for the same period in 2006, an increase of $3.9 million, or 45%. This increase was primarily due to an increase in our online advertising spending and the number of email and direct mail campaigns conducted in the first six months of 2007. As our revenues have grown, we have increased our advertising spending.

In the case of Dice.com, a significant portion of our advertising and marketing spending is focused on increasing the number of professionals who visit Dice.com and the levels of activity on the website. We have significantly increased the amount we spend on online media, including banner advertisements and paid search programs in order to drive more traffic to the website. Much of this advertising spending is on technology-focused websites. The resulting increase in traffic has made the use of the website by customers more attractive as there are greater numbers of unique visitors who can view customers’ job postings and apply for their jobs. We have also increased the amount of spending on maintaining the loyalty of existing professionals who already use the website.

We have significantly increased the amount we spend to reach employers and recruiters who pay to use the website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. This marketing effort has helped result in an increase in net recruitment package customers during the six month period ended June 30, 2007 of nearly 1,200 from approximately 7,600 at December 31, 2006 to approximately 8,800 at June 30, 2007. Net recruitment package customers during the six month period ended June 30, 2006 increased by approximately 1,500, from approximately 5,800 at December 31, 2005 to approximately 7,300 at June 30, 2006.

The salaries and benefits component of sales and marketing expense for Dice amounted to $3.4 million for the six months ended June 30, 2007 compared to $2.9 million for the same period in 2006, an increase of $457,000, or 16%. This increase was primarily due to an increase in the number of sales personnel during the six month period ended June 30, 2007. Commissions and other incentive compensation incurred for the Dice sales force was $3.3 million for the six month period ended June 30, 2007 compared to $3.0 million for the same period in 2006, an increase of $320,000, or 11%. These increased commissions were incurred as a result of our revenue growth. The Dice sales force headcount increased from 55 at June 30, 2006 to 75 at June 30, 2007.

General and Administrative Expenses

	Six months ended June 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
General and administrative	$8,496	$4,313	$4,183	97%
Percentage of revenues	13.1%	12.2%

General and administrative expenses for the six months ended June 30, 2007 were $8.5 million compared to $4.3 million for the same period in 2006, an increase of $4.2 million, or 97%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $2.1 million of this increase. The remainder of this increase was primarily due to an increase in salaries and benefits of $261,000, professional fees of $227,000, and stock-based compensation of $1.3 million. Stock-based compensation expense increased primarily due to the additional expense for options issued after June 30, 2006 and due to the reduction in the strike price of the options in October 2006 and March 2007.

Depreciation

	Six months ended June 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Depreciation	$1,374	$720	$654	91%
Percentage of revenues	2.1%	2.0%

Depreciation expense for the six month period ended June 30, 2007 was $1.4 million compared to $720,000 for the same period in 2006, an increase of $654,000, or 91%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $126,000 of this increase. The remainder of the increase was due to a greater depreciable fixed asset balance during the six month period ended June 30, 2007 compared to the same period in 2006 for continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Six months ended June 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Amortization	$10,002	$5,852	$4,150	71%
Percentage of revenues	15.4%	16.6%

Amortization expense for the six month period ended June 30, 2007 was $10.0 million compared to $5.9 million for the same period in 2006, an increase of $4.2 million, or 71%. Amortization expense in the six month period ended June 30, 2006 consists of amortization of finite-lived acquired intangible assets acquired as part of the 2005 Dice Inc. acquisition. Amortization expense in the six month period ended June 30, 2007 consists of amortization of finite-lived acquired intangible assets acquired as part of the 2005 Dice Inc. acquisition and amortization of the finite-lived acquired intangible assets acquired as part of the eFinancialGroup Acquisition.

Operating Income

Operating income for the six months ended June 30, 2007 was $11.6 million compared to $6.0 million for the same period in 2006, an increase of $5.6 million, or 93%. The increase is primarily the result of the increase in Dice revenues due to an increase in recruitment package customers and revenue per recruitment package customers, partially offset by increased operating costs. The inclusion of the results of operations of eFinancialGroup for the six months ended June 30, 2007 created an operating loss of $931,000.

Interest Expense

Interest expense for the six months ended June 30, 2007 was $6.6 million compared to $2.3 million for the same period in 2006, an increase of $4.3 million. The increase in interest expense was due to a larger amount of borrowings outstanding in the six months ended June 30, 2007, on average, as compared to the same period in 2006 due to borrowings made in October 2006 to finance the eFinancialGroup Acquisition and borrowings under our Amended and Restated Credit Facility in March 2007 used to pay the March 2007 dividend and to refinance the indebtedness outstanding under our prior credit facility. See “Liquidity and Capital Resources” and “Amended and Restated Credit Facility.”

Income Taxes

	Six months ended June 30,
	2007	2006
	(in thousands, except percentages)
Income from continuing operations before income taxes and minority interest	$5,164	$3,783
Income tax expense	439	1,477
Effective tax rate	8.5%	39.0%

Income tax expense for the six month period ended June 30, 2007 was $439,000 compared to $1.5 million for the same period in 2006. The income tax expense for the six month period ended June 30, 2007 was reduced by a tax deduction for payments made to the holders of vested stock options in lieu of dividends of $4.6 million. As of December 31, 2006 and June 30, 2007, we had net operating loss carryforwards for federal income tax purposes of $49.6 million and $53 million, respectively. The carryforwards will begin to expire in 2011 if not used. We expect that all carryforwards will be utilized. A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	June 30, 2007	June 30, 2006
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	(31.1)%	—
State taxes, net of federal effect	2.8%	4.0%
Tax effect of foreign income	(2.8)%	—
Other	4.6%	—

Effective tax rate	8.5%	39.0%

Minority Interest in the Net Loss of Subsidiary

Minority interest represents the minority investor’s percentage share of losses from our subsidiary, Dice India, which is consolidated in our financial statements. CyberMedia Dice is our joint venture with CyberMedia (India) Limited, a leading publisher of content for technology professionals in India. We own 51% of CyberMedia Dice. The minority interest in net loss of subsidiary is $121,000 for the six month period ended June 30, 2007 as compared to $130,000 for the six month period ended June 30, 2006.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals. All significant business activities of MeasureUp ceased on March 30, 2007. Accordingly, the results of operations from this segment are reflected as discontinued operations for all periods presented. Income from discontinued operations, net of tax, for the six month period ended June 30, 2007 was $4.6 million compared to a loss from discontinued operations, net of tax, of $173,000 for the same period in 2006. The income for the six months ended June 30, 2007 primarily resulted from a tax benefit from the abandonment of MeasureUp.

Liquidity and Capital Resources

We have shown our cash flows for the six month periods ended June 30, 2007 and 2006 in the table below.

	Six months ended June 30,
	2007	2006
	(in thousands)
Cash provided by operating activities of continuing operations	$27,528	$20,185
Cash used in investing activities of continuing operations	(1,582)	(2,366)
Cash used in financing activities of continuing operations	(24,370)	(18,000)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $27.5 million and $20.2 million for the six month periods ended June 30, 2007 and 2006, respectively. The increase in cash provided by operating activities during these periods was primarily due to increased net income. The increase in net income is primarily related to higher revenue, due to an increase in the number of customers and an increase in the price charged for recruitment packages and job postings. Net income is also higher due to the tax benefits realized from our discontinued operations. Cash provided by working capital changes was $7.3 million and $9.6 million for the six month periods ended June 30, 2007 and 2006, respectively.

Investing Activities

Cash used in investing activities during the six month periods ended June 30, 2007 and 2006 of $1.6 million and $2.4 million respectively, was primarily attributable to capital expenditures. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash used in financing activities during the six month period ended June 30, 2007 of $24.4 million was due to dividends paid and cash payments in lieu of dividends totaling $112.5 million, payments under our credit facilities of $22.0 million, payments for financing costs of $2.2 million, offset by proceeds from our Amended and Restated Credit Facility of $113.0 million. Cash used in financing activities during the six month period ended June 30, 2006 of $18.0 million related to payments under our credit facilities.

Amended and Restated Credit Facility

On March 21, 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature on March 21, 2012. Quarterly payments of $250,000 on the term loan are due beginning on October 1, 2007. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility.

Immediately prior to entering into the Amended and Restated Credit Facility, we had $81.0 million outstanding under our prior facility. On March 21, 2007, we borrowed an additional $113.0 million under the Amended and Restated Credit Facility, resulting in total borrowings of $194.0 million. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either a LIBOR rate plus 3.25% or a reference rate plus 1.75%. We used a portion of the net proceeds received from our initial public offering on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility resulting in borrowings of $4.0 million under our revolving facility and $125.0 million under our term loan facility, and cash and marketable securities on hand of approximately $41.9 million. See Note 13 in the Notes to the Condensed Consolidated Financial Statements.

Our existing and future domestic subsidiaries unconditionally guaranteed our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the personal assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants, including a Senior Leverage Ratio, Fixed Charge Coverage Ratio, and a Minimum Adjusted EBITDA. The Company was in compliance with all such covenants as of June 30, 2007.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of June 30, 2007:

	Payments by period
	Total	July 1- December 31, 2007	2008-2009	2010-2011	Thereafter
	(in thousands)
Term loan facility	$125,000	$250	$2,000	$2,000	$120,750
Revolving credit facility	55,000	—	—	—	55,000
Operating lease obligations	2,067	379	999	689	—

Total contractual obligations	$182,067	$629	$2,999	$2,689	$175,750

On July 18, 2007, we signed a five year lease for office space in London which will increase future lease commitments by $2.7 million. The table above does not give effect to this lease. We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2007, we had $180.0 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to our revolving facility. We used a portion of the net proceeds that we received from our initial public offering on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. The table above does not give effect to the repayment of this debt.

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate. Assuming a rate of 8.6%, interest payments on our term loan facility in 2007, 2008-2009, 2010-2011, and 2012 would be $5.5 million, $21.9 million, $21.7 million, and $8.1 million, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. We adopted FIN 48 on January 1, 2007. As a part of the implementation of FIN 48, we undertook a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. The adoption of FIN 48 resulted in a decrease to retained earnings by approximately $230,000 and an increase in accrued expenses for uncertain tax positions and related interest by a corresponding amount. Additionally, goodwill and accrued expenses were increased for uncertain tax positions by approximately $4.0 million to reflect the measurement under the rules of FIN 48 of an uncertain tax position related to previous business combinations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

Cyclicality

The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that the economic and strategic value provided by online career websites has led to overall growth in the use of these services during the most recent labor market cycle, and has somewhat lessened the impact of cyclicality on our businesses as compared to traditional offline competitors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Foreign Exchange Risk

As a result of the eFinancialGroup Acquisition on October 31, 2006, we conduct business through an additional 14 websites around the world, with the majority of our foreign operations conducted in the United Kingdom. For the six months ended June 30, 2007, approximately 18% of our revenues were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the dollar. We currently do not hedge currency risk, but we expect to do so in the future. However, our Amended and Restated Credit Facility limits our ability to hedge currency risk.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. During the three and six month periods ended June 30, 2007 our cumulative translation adjustment totaled $941,000 and $3.0 million, respectively, primarily attributable to the weakening of the U.S. Dollar against the British Pound.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either a LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of June 30, 2007, we had outstanding borrowings of $180.0 million under our Amended and Restated Credit Facility. Following our initial public offering, we repaid $51.0 million of the outstanding indebtedness resulting in total borrowings of $129.0 million as of July 31, 2007. If interest rates increased by 1.0%, our annual interest expense on our current borrowings would increase by approximately $1.3 million, as of July 31, 2007. We also have interest rate risk related to our portfolio of marketable securities. Our marketable securities will produce less income than expected if market interest rates fall.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer for the period covered by this report. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There have been no material changes in our system of internal control over financial reporting that could have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting within the period covered by this report.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in disputes or litigation related to claims arising out of our operations. We are currently not a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-1, as amended (File No. 333-141876), the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 9, 2007, our compensation committee approved a grant of 254 shares of our Common Stock (117,094 shares of our Common Stock after giving effect to a 461 to 1 stock split on June 18, 2007) to one of our directors under The Dice Holdings, Inc. 2007 Equity Award Plan (the “2007 Plan”) at an original exercise price of $3,278 (or $7.11 after giving effect to the stock split). This transaction was effected without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration provided under Rule 701 thereunder.

On June 18, 2007, we issued shares of our Common Stock to our existing stockholders to effect a 461 to 1 stock split. The stock split did not represent an offer or sale of common stock under the Securities Act. In addition, all of the outstanding shares of Series A convertible preferred stock were converted into shares of common stock on a one-for-one basis on July 23, 2007 in connection with our initial public offering. The conversion was exempt from registration under Section 3(a)(9) of the Securities Act.

Use of Proceeds

On July 23, 2007, we issued and sold 6,700,000 shares of our Common Stock and certain selling stockholders sold 10,000,000 shares of our Common Stock in an initial public offering that we registered under a Registration Statement on Form S-1, as amended (File No. 333-141876), which became effective on July 17, 2007. The 16,700,000 shares of our Common Stock were sold at an offering price of $13.00 per share, less underwriting discounts and commissions. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of our Common Stock at the initial public offering price less underwriting discounts and commissions. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. The aggregate offering price of the 6,700,000 shares of Common Stock sold by us resulted in gross proceeds of $87.1 million and net proceeds of approximately $81.0 million to us after deducting underwriting discounts and commissions of approximately $6.1 million and related offering expenses of approximately $2.5 million, none of which was paid to the underwriters. The aggregate offering price of the 10,292,000 shares of Common Stock sold by the selling stockholders (including the exercise by the underwriters of their over-allotment option) resulted in gross proceeds of approximately $133.8 million and net proceeds of approximately $124.4 million to the selling stockholders after deducting underwriting discounts and commissions of approximately $9.4 million, none of which was paid to the underwriters. We did not receive any proceeds from the sale of shares by the selling stockholders. The managing underwriters for the offering were Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated. None of the expenses we incurred in connection with the offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of our equity securities or to our affiliates (collectively, “Related Parties”). We used $51.0 million of the net proceeds from our initial public offering to repay outstanding indebtedness under our Amended and Restated Credit Facility and $30 million will be used for working capital and general corporate purposes. None of these payments were direct or indirect payments to Related Parties.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 2007, pursuant to Section 228 of the General Corporation Law of the State of Delaware, we solicited the written consent of our stockholders to approve our 2007 Equity Award Plan. We received the requisite consents of our stockholders with respect to such proposal.

On June 15, 2007, pursuant to Section 228 of the General Corporation Law of the State of Delaware, we solicited the written consent of our stockholders to approve an amendment to our certificate of incorporation to increase the total authorized shares of our capital stock and to effect a 461 to 1 stock split, and to approve The Dice Holdings, Inc. Executive Cash Incentive Bonus Plan. We received the requisite consents of our stockholders with respect to such proposals.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Amended and Restated Financing Agreement, dated as of March 21, 2007, by and among Dice Holdings, Inc. and Dice Career Solutions, Inc., as borrowers, Dice India Holdings, Inc., EW Knowledge Products, Inc. and Measure Up, Inc., as guarantors, the lenders from time to time party thereto and Ableco Finance, LLC, as administrative and collateral agent (incorporated by reference from Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.2	Resignation and Appointment of Administrative Agent Agreement; Amendment Number One to Amended and Restated Financing Agreement, entered into as of May 21, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders party thereto, Ableco Finance LLC as collateral agent and in its capacity as resigning administrative agent and Wells Fargo Foothill, Inc. as successor administrative agent (incorporated by reference from Exhibit 4.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 18, 2007).

10.3	Amendment Number Two to Amended and Restated Financing Agreement, entered into as of June 14, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders on the signature pages thereto, Ableco Finance LLC as collateral agent for the lenders and Wells Fargo Foothill, Inc. as administrative agent for the lenders (incorporated by reference from Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 18, 2007).

10.4	The Dice Holdings, Inc. 2007 Equity Award Plan (the “2007 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.5	Form of Stock Option Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.6	The Dice Holdings, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

31.1*	Certifications of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certifications of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certifications of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certifications of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DICE HOLDINGS, INC.
Registrant
DATE: August 23, 2007
/s/ Scot W. Melland
Scot W. Melland
Chief Executive Officer

/s/ Michael P. Durney
Michael P. Durney
Chief Financial Officer

EXHIBIT INDEX

10.1	Amended and Restated Financing Agreement, dated as of March 21, 2007, by and among Dice Holdings, Inc. and Dice Career Solutions, Inc., as borrowers, Dice India Holdings, Inc., EW Knowledge Products, Inc. and Measure Up, Inc., as guarantors, the lenders from time to time party thereto and Ableco Finance, LLC, as administrative and collateral agent (incorporated by reference from Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.2	Resignation and Appointment of Administrative Agent Agreement; Amendment Number One to Amended and Restated Financing Agreement, entered into as of May 21, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders party thereto, Ableco Finance LLC as collateral agent and in its capacity as resigning administrative agent and Wells Fargo Foothill, Inc. as successor administrative agent (incorporated by reference from Exhibit 4.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 18, 2007).

10.3	Amendment Number Two to Amended and Restated Financing Agreement, entered into as of June 14, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders on the signature pages thereto, Ableco Finance LLC as collateral agent for the lenders and Wells Fargo Foothill, Inc. as administrative agent for the lenders (incorporated by reference from Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 18, 2007).

10.4	The Dice Holdings, Inc. 2007 Equity Award Plan (the “2007 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.5	Form of Stock Option Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.6	The Dice Holdings, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

31.1*	Certifications of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certifications of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certifications of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certifications of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.