Form 10-Q
period 2007-09-30
DICE HOLDINGS, INC.
filed 2007-11-14
CIK 1393883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 31, 2007, 62,012,919 shares of common stock (“Common Stock”) of the Registrant were outstanding.

DICE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands except share and per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$42,731	$5,795
Marketable securities	750	944
Accounts receivable, net of allowance for doubtful accounts of $1,016 and $795	16,959	15,014
Deferred income taxes - current	12,143	14,000
Prepaid and other current assets	2,556	1,290
Current assets of discontinued operations	—	808

Total current assets	75,139	37,851
Fixed assets, net	5,842	5,356
Acquired intangible assets, net	86,240	100,186
Goodwill	162,448	156,440
Deferred financing costs, net of accumulated amortization of $994 and $457	3,867	1,972
Other assets	473	251
Non-current assets of discontinued operations	—	271

Total assets	$334,009	$302,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,901	$12,113
Deferred revenue	43,997	34,520
Current portion of long-term debt	750	—
Other current liabilities	168	492
Current liabilities of discontinued operations	—	990

Total current liabilities	58,816	48,115
Long-term debt	123,950	89,000
Deferred income taxes - non-current	25,361	29,582
Other long-term liabilities	6,841	1,295

Total liabilities	214,968	167,992

Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000,000 and 57,625,000 shares, respectively; issued and outstanding: 0 and 55,168,792 shares, respectively (liquidation value $2.17)	—	552
Common stock, $.01 par value, authorized 240,000,000 and 69,150,000 shares, respectively; issued and outstanding: 62,012,919 and 92,200 shares, respectively	620	1
Other stockholders’ equity	118,421	133,782

Total stockholders’ equity	119,041	134,335

Total liabilities and stockholders’ equity	$334,009	$302,327

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues	$38,208	$21,668	$103,248	$56,984

Operating expenses:
Cost of revenues	2,503	1,162	6,418	3,321
Product development	1,179	511	3,140	1,536
Sales and marketing	13,823	8,510	41,469	23,768
General and administrative	5,352	2,399	13,848	6,712
Depreciation	853	454	2,227	1,174
Amortization of intangible assets	4,661	2,825	14,663	8,677

Total operating expenses	28,371	15,861	81,765	45,188

Operating income	9,837	5,807	21,483	11,796
Interest expense	(3,387)	(751)	(10,027)	(3,013)
Interest income	372	25	530	81

Income from continuing operations before income taxes and minority interest	6,822	5,081	11,986	8,864
Income tax expense	2,625	1,975	3,064	3,452
Minority interest in net loss of subsidiary	—	68	121	198

Income from continuing operations	4,197	3,174	9,043	5,610

Discontinued operations:
Loss from discontinued operations	—	(34)	(243)	(312)
Income tax benefit from discontinued operations	—	(12)	(4,887)	(117)

Income (loss) from discontinued operations, net of tax	—	(22)	4,644	(195)
Net income	4,197	3,152	13,687	5,415
Convertible preferred stock dividends	—	—	(107,718)	—

Income (loss) attributable to common stockholders	$4,197	$3,152	$(94,031)	$5,415

Basic and diluted earnings (loss) per share:
From continuing operations	$0.07	$0.06	$(5.85)	$0.11
From discontinued operations	—	—	0.28	—

	$0.07	$0.06	$(5.57)	$0.11

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$13,687	$5,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,227	1,174
Amortization of intangible assets	14,663	8,677
Deferred income taxes	(1,496)	2,786
Amortization of deferred financing costs	538	236
Share based compensation	2,920	724
Changes in operating assets and liabilities:
Accounts receivable	(1,436)	(1,391)
Prepaid expenses and other assets	(1,232)	36
Accounts payable and accrued expenses	(326)	1,000
Deferred revenue	9,276	10,576
Other, net	(199)	(281)

Net cash provided by operating activities of continuing operations	38,622	28,952

Cash flows used for investing activities:
Purchases of fixed assets	(2,524)	(2,081)
Purchases of marketable securities	(200)	(100)
Maturities and sales of marketable securities	400	197
Amounts paid under Targeted Job Fairs acquisition agreement	—	(965)
Other, net	(32)	—

Net cash used for investing activities of continuing operations	(2,356)	(2,949)

Cash flows provided by (used for) financing activities:
Proceeds from long-term debt	113,000	—
Payments on long-term debt	(77,300)	(27,000)
Dividends paid on convertible preferred stock	(107,718)	—
Dividends paid on common stock	(180)	—
Payments to holders of vested stock options in lieu of dividends	(4,602)	—
Financing costs paid	(2,246)	—
Proceeds from initial public offering	81,003	—
Payment of costs related to initial public offering	(1,437)	—
Proceeds from stock option exercises	89	—
Other	(175)	—

Net cash provided by (used for) financing activities of continuing operations	434	(27,000)

Net cash provided by operating activities of discontinued operations	88	662
Net cash used for investing activities of discontinued operations	(6)	(86)

Net cash provided by discontinued operations	82	576
Effect of exchange rate changes	154	—

Net change in cash and cash equivalents for the period	36,936	(421)
Cash and cash equivalents, beginning of period	5,795	3,363

Cash and cash equivalents, end of period	$42,731	$2,942

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006, that are included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-141876). Operating results for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2007.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on January 1, 2007. See Note 11.

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

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$—	$911	$835	$2,655
Operating expenses:
Cost of revenues	—	131	173	395
Product development	—	287	600	934
Sales and marketing	—	224	288	705
General and administrative	—	128	332	423
Depreciation	—	32	16	81
Amortization	—	143	—	429
Other expense (income)	—	—	(331)	—

Total operating expenses	—	945	1,078	2,967

Operating income (loss)	—	(34)	(243)	(312)
Income tax expense (benefit)	—	(12)	(4,887)	(117)

Income (loss) from discontinued operations	$—	$(22)	$4,644	$(195)

The assets and liabilities of MeasureUp were as follows (in thousands):

December 31, 2006
Cash	$150
Accounts receivable, net of allowance for doubtful accounts of $35	634
Prepaid and other current assets	24

Current assets of discontinued operations	$808

Fixed assets, net	$264
Other assets	7

Non-current assets of discontinued operations	$271

Accounts payable and accrued expenses	$487
Deferred revenue	503

Current liabilities of discontinued operations	$990

Intangible assets related to MeasureUp were written off in the fourth quarter of 2006. There was no goodwill associated with MeasureUp. The miscellaneous remaining liabilities of MeasureUp, totaling $168,000 as of September 30, 2007, are included in accounts payable and accrued expenses in continuing operations.

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

DHI acquired all of the outstanding stock of eFG in exchange for a total of $106.3 million in cash and 3,628,992 shares of convertible preferred stock of DHI valued at $25.2 million, net of cash acquired of $3.9 million. Each shareholder of eFG

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

was given the option to receive cash, convertible preferred stock of DHI or a combination of both. The value of the preferred stock was based on the amount of cash that each eFG shareholder was entitled to receive in lieu of convertible preferred stock of DHI. Immediately after the acquisition of eFG, eFN was sold to a company controlled by a group of former eFG shareholders for total consideration of $41.6 million, resulting in a net purchase price for the remaining eFG business, which was comprised of eFC and JitM, of $89.9 million in cash and convertible preferred stock. The cash portion of the acquisition, including transaction costs, was financed by borrowings of $67.0 million, plus cash on hand.

The Company incurred a total of $3.2 million of direct costs associated with the transaction. Of that amount, $.9 million was capitalized as debt issuance costs. The remaining $2.3 million was included as consideration paid in the allocation of the purchase price.

The purchase price allocation is complete. Adjustments to goodwill during the nine month period ended September 30, 2007 were related to income taxes. The purchase price allocation of eFG based upon management’s estimates at the date of acquisition, in millions of dollars, is as follows:

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

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following pro forma condensed consolidated results of operations assume that the acquisition of eFG was completed as of January 1, 2006 (in millions except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues	$27.7	$72.9
Net income	$2.0	$0.4
Loss per share	$(99.86)	$(117.04)

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

5. ACQUIRED INTANGIBLE ASSETS, NET

Below is a summary of the major acquired intangible assets and weighted average amortization periods for the acquired identifiable intangible assets (in thousands):

	As of September 30, 2007
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,700	$(6,074)	$189	$6,815	3.75 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,600	(1,538)	420	6,482	5 years
Customer lists	36,700	(13,188)	732	24,244	4.5 years
Order backlog	2,000	(2,043)	43	—	.5 years
Candidate database	18,500	(8,901)	91	9,690	3.75 years
Leasehold interests	154	(153)	8	9	3 years

Acquired intangible assets, net	$116,654	$(31,897)	$1,483	$86,240

	As of December 31, 2006
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,700	$(3,487)	$98	$9,311	3.75 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,600	(352)	207	7,455	5 years
Customer lists	36,700	(7,115)	374	29,959	4.5 years
Order backlog	2,000	(1,076)	36	960	.5 years
Candidate database	18,500	(5,196)	47	13,351	3.75 years
Leasehold interests	154	(8)	4	150	3 years

Acquired intangible assets, net	$116,654	$(17,234)	$766	$100,186

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Based on the carrying value of the acquired finite–lived intangible assets recorded as of September 30, 2007, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

October 1, 2007 through December 31, 2007	$4,562
2008	18,212
2009	15,717
2010	7,475
2011	1,274

6. INDEBTEDNESS

On March 21, 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”), resulting in total borrowings of $194.0 million. The Amended and Restated Credit Facility provides for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, and matures on March 21, 2012. Quarterly payments of $250,000 are due on the term loan facility beginning on October 1, 2007. The Company made the first required payment in September 2007. Immediately prior to entering into the amended agreement, the Company had $81.0 million outstanding under the then existing facility. On March 21, 2007, the Company borrowed an additional $113.0 million under the amended agreement. Borrowings under the facility bear interest, at the Company’s option, at the LIBOR Rate plus 3.25% or Reference Rate plus 1.75%. Financial and other covenants in the amended agreement are consistent with the original agreement. The Company was in compliance with all such covenants as of September 30, 2007.

The amounts borrowed and terms of the financing agreement as of September 30, 2007 and December 31, 2006 are as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Total Revolving Credit Facility	$75,000	$110,000
Total Term Loan Facility	$125,000	—

Amounts Borrowed:
LIBOR Rate Loans	$124,700	$87,000
Reference Rate Loans	—	2,000

Total Borrowed	$124,700	$89,000

Interest Rates:
LIBOR Option:
Interest Margin	3.25%	3.50%
Minimum LIBOR rate	3.00%	3.00%
Actual Interest Rates	8.39% to 8.97%	8.85% to 9.40%

Reference Rate Option:
Interest Margin	1.75%	0.75%
Minimum Reference Rate	6.00%	6.00%
Actual Interest Rate	n/a	9.00%

Future maturities as of September 30, 2007 are as follows (in thousands):

October 1, 2007 through December 31, 2007	$—
2008	1,000
2009	1,000
2010	1,000
2011	1,000
2012	120,700

Total minimum payments	$124,700

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company used a portion of the net proceeds that it received from its initial public offering on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility and made a further repayment of $4.0 million in August 2007.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through July 2012. Future minimum lease payments under non-cancelable operating leases as of September 30, 2007 are as follows (in thousands):

October 1, 2007 to December 31, 2007	$320
2008	1,129
2009	977
2010	931
2011	882
Thereafter	304

Total minimum payments	$4,543

On July 18, 2007, the Company signed a five year lease for office space in London which increased future lease commitments by $2.7 million. Rent expense was $247,000 and $629,000 for the three and nine month periods ended September 30, 2007, respectively, and $136,000 and $409,000 for the three and nine month periods ended September 30, 2006, respectively.

Restricted Cash and Letters of Credit

As of September 30, 2007 and December 31, 2006, Dice had $57,000 and $187,000, respectively, in standby letters of credit that collateralize facility lease agreements. Restricted cash, which is included in other assets in the condensed consolidated balance sheet, collateralizes such standby letters of credit.

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

8. EQUITY TRANSACTIONS

On March 23, 2007, the Company paid a cash dividend of $107.9 million in the aggregate, or $1.95 per share, to holders of common stock and convertible preferred stock and made a payment of $4.6 million in the aggregate, or $1.95 per vested option, to holders of vested stock options in lieu of a dividend. The payments made to holders of vested stock options in lieu of dividends reduced stockholders’ equity.

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

The terms of the Company’s Series A convertible preferred stock allow the holders of 66 2/3% of such stock to require that all outstanding shares of the Series A convertible preferred stock be converted into an equal number of shares of common stock at any time. The holders of 66 2/3% of all outstanding shares of the Series A convertible preferred stock agreed to require that all outstanding shares of the Company’s Series A convertible preferred stock be converted into an equal number of shares of the Company’s common stock immediately prior to the consummation of the Company’s initial public offering. All of the shares of Series A convertible preferred stock were converted into shares of the Company’s common stock in July 2007.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On July 23, 2007, the Company completed its initial public offering. The Company sold 6,700,000 shares of its common stock and selling stockholders sold an additional 10,000,000 shares of common stock at a price of $13.00 per share less underwriting commissions. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at a price of $13.00 per share less underwriting commissions. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. The proceeds, net of underwriting commissions received by the Company, were $81.0 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used a portion of the net proceeds that it received from the offering to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility.

9. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$4,197	$3,152	$13,687	$5,415

Other comprehensive income:
Foreign currency translation adjustment, net of tax of $609; $-; $1,122; and $-	1,422	—	2,624	—
Unrealized gains on marketable securities, net of tax of $1; $3; $2; and $1	3	8	6	3

Total other comprehensive income	1,425	8	2,630	3

Comprehensive income	$5,622	$3,160	$16,317	$5,418

Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	September 30, 2007	December 31, 2006
Foreign currency translation adjustment, net of tax of $1,908 and $786	$4,451	$1,833
Unrealized gains (losses) on marketable securities, net of tax of $1 and $(1)	2	(4)

Total accumulated other comprehensive income, net	$4,453	$1,829

10. STOCK BASED COMPENSATION

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

The Company recorded stock based compensation expense of $1.1 million and $2.9 million during the three and nine month periods ended September 30, 2007, respectively, and $245,000 and $724,000 during the three and nine month periods ended September 30, 2006, respectively. At September 30, 2007, there was $10.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of nearly 4 years.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted average assumptions in the table below. Because the Company’s stock was not publicly traded during the periods when options were granted, the average historical volatility rate for a similar entity was used. The expected life of options granted is derived from historical exercise behavior. The risk—free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant.

	Nine Months Ended September 30,
	2007	2006
The weighted average fair value of options granted	$1.35	$0.98
Dividend yield	0.00%	0.00%
Weighted average risk free interest rate	4.68%	4.90%
Weighted average expected volatility	35.24%	38.80%
Expected life (in years)	4	4

During the nine months ended September 30, 2007 the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
January 31, 2007	18,440	$6.55	$6.55	$—
January 31, 2007	628,804	$6.55	$8.27	$—
March 27, 2007	192,698	$6.89	$6.89	$—
May 9, 2007	117,094	$7.11	$7.11	$—

During the nine months ended September 30, 2006 the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
May 2, 2006	137,839	$3.52	$3.52	$—

The fair value of the common stock for all option grants was determined based on a contemporaneous internal valuation prepared by management with the appropriate levels of competency.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of the status of options granted as of September 30, 2007 and 2006, and the changes during the three and nine month periods then ended is presented below:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at June 30	8,227,467	$1.90	6,439,709	$2.20
Exercised	(51,927)	$1.70	—	$—

Options outstanding at September 30	8,175,540	$1.90	6,439,709	$2.20

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the year,	7,587,138	$1.38	6,301,870	$2.17
Granted	957,036	$6.61	137,839	$3.52
Exercised	(51,927)	$1.70	—	$—
Forfeited	(316,707)	$3.70	—	$—

Options outstanding at September 30	8,175,540	$1.90	6,439,709	$2.20

Exercisable at September 30	3,164,019	$1.53	1,575,468	$2.17

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

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes information about options outstanding as of September 30, 2007:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$0.20	3,930,614	7.9	779,661
$1.54	79,292	8.6	65,029
$1.98	2,319,329	7.9	2,319,329
$4.19	889,269	9.1	—
$4.77	18,440	9.3	—
$6.49	628,804	9.3	—
$6.89	192,698	9.5	—
$7.11	117,094	9.6	—

	8,175,540		3,164,019

11. INCOME TAXES

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of permanent items	0.1%	—	(13.3)%	—
State taxes, net of federal effect	1.0%	3.9%	0.7%	3.9%
Tax effect of foreign income	2.4%	—	2.9%	—
Other	—	—	0.3%	—

Effective tax rate	38.5%	38.9%	25.6%	38.9%

During the nine month period ended September 30, 2007, the permanent item impacting the effective tax rate is payments to the holders of vested stock options in lieu of dividends of $4.6 million.

As of September 30, 2007 and December 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of approximately $47.0 million and $49.6 million, respectively. The carryforwards will begin to expire in 2011 if not used. For income tax purposes, the amount of net operating loss allowable to offset income after a change in ownership is limited under IRC Section 382. The Company determined the Section 382 limitation created by various ownership changes limits the net operating losses that are available to be used on a prospective basis to $20.6 million per year. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that the deferred tax assets will be used in the future and, therefore, no valuation allowance has been recorded.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a part of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. The adoption of FIN 48 resulted in a decrease to retained earnings by approximately $230,000 and an increase in accrued expenses for uncertain tax positions and related interest by a corresponding amount. Additionally, goodwill and accrued expenses were increased for uncertain tax positions by approximately $4.0 million to reflect the measurement under the rules of FIN 48 for uncertain tax positions related to previous business combinations. After recognizing these impacts at the adoption of FIN 48, the total unrecognized tax benefits were approximately $4.3 million. Of this amount, approximately $345,000 would impact our effective tax rate if recognized, and the difference of $4.0 million primarily results from federal tax impacts on state issues and items that would impact goodwill and would not impact the effective rate if it were subsequently determined that such liability were not required. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. Interest and penalties comprise an insignificant portion of our accrued liability for uncertain tax positions.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. None of the Company’s tax returns are currently under examination. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits will change significantly during the next twelve months.

12. SEGMENT INFORMATION

The Company aggregates its operating segments into two reportable segments: DCS Online and eFC. Management has organized its reportable segments based upon similar geographic location and similar economic characteristics. Both DCS Online and eFC generate revenue from sales of recruitment packages. Aggregation is based on similarity of operating segments as to economic characteristics, products, types or classes of customer and the methods of distribution. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include the job fair business, Dice India, JobsintheMoney.com, and eFinancialCareers.com’s U.S. operations and are reported in the “Other” category. The Company’s foreign operations are comprised of eFC, whose business is principally in Great Britain, and Dice India. Corporate costs are included in the DCS Online segment and are not presently allocated to the segments. Corporate expenses primarily include personnel costs related to executives and certain support staff and professional fees. The following table shows the segment information for the periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
DCS Online	$26,557	$20,818	$75,141	$54,772
eFC	8,349	—	19,991	—
Other	3,302	850	8,116	2,212

Total revenues	$38,208	$21,668	$103,248	$56,984

Depreciation:
DCS Online	$662	$454	$1,858	$1,163
eFC	131	—	213	—
Other	60	—	156	11

Total depreciation	$853	$454	$2,227	$1,174

Amortization:
DCS Online	$2,777	$2,782	$8,332	$8,549
eFC	1,462	—	4,865	—
Other	422	43	1,466	128

Total amortization	$4,661	$2,825	$14,663	$8,677

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss):
DCS Online	$3,579	$3,300	$7,905	$5,742
eFC	1,205	—	3,356	—
Other	(587)	(194)	(2,339)	(330)
Minority interest	—	68	121	198

Income from continuing operations	4,197	3,174	9,043	5,610
Income (loss) from discontinued operations, net of tax	—	(22)	4,644	(195)

Net income	$4,197	$3,152	$13,687	$5,415

Capital expenditures:
DCS Online	$342	$583	$1,808	$2,081
eFC	496	—	569	—
Other	136	—	147	—

Total capital expenditures	$974	$583	$2,524	$2,081

The following table shows the segment information as September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Total assets:
DCS Online	$221,434	$193,747
eFC	91,149	85,413
Other	21,426	22,088
Assets of discontinued operations	—	1,079

Total assets	$334,009	$302,327

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2006 and the changes in goodwill for the nine month period ended September 30, 2007 (in thousands):

	DCS Online	eFC	Other	Total
Balance, December 31, 2006	$81,120	$58,569	$16,751	$156,440
Foreign currency translation adjustment	—	2,348	—	2,348
Adoption of FIN 48	3,658	337	—	3,995
Other goodwill adjustments	1,117	(972)	(480)	(335)

Balance, September 30, 2007	$85,895	$60,282	$16,271	$162,448

Other goodwill adjustments are related to income tax adjustments.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. The impact of the preferred stock outstanding through the date of the initial public offering and the 8,175,540 common stock options outstanding at September 30, 2007 were anti-dilutive in the nine month period ended September 30, 2007 and therefore were excluded from the calculation of diluted EPS. The following is a calculation of basic and diluted earnings (loss) per share and weighted average shares outstanding for continuing operations and discontinued operations (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income from continuing operations	$4,197	$3,174	$9,043	$5,610
Preferred dividend	—	—	(107,718)	—
Preferred securities participating in earnings available to common stockholders	(747)	(3,168)	—	(5,600)

Income (loss) attributable to common stockholders from continuing operations - basic	$3,450	$6	$(98,675)	$10

Income (loss) attributable to common stockholders from continuing operations - diluted	$4,197	$3,174	$(98,675)	$5,610

Income (loss) from discontinued operations	$—	$(22)	$4,644	$(195)
Preferred securities participating in earnings available to common stockholders	—	22	—	195

Income attributable to common stockholders from discontinued operations - basic	$—	$—	$4,644	$—

Income attributable to common stockholders from discontinued operations - diluted	$—	$(22)	$4,644	$(195)

Weighted average shares outstanding - basic	49,873,537	92,200	16,868,265	92,200
Add shares issuable upon conversion of preferred securities	10,793,894	51,539,800	40,214,614	51,539,800
Add shares issuable upon exercise of stock options	3,733,995	1,920,508	2,824,441	1,371,182

Weighted average shares outstanding - diluted	64,401,426	53,552,508	59,907,320	53,003,182

Basic and diluted earnings (loss) per share:
From continuing operations	$0.07	$0.06	$(5.85)	$0.11
From discontinued operations	—	—	0.28	—

	$0.07	$0.06	$(5.57)	$0.11

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Revenues and Expenses

We derive the substantial majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. In the United States, we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. Internationally, our job postings and access to our resume databases are often sold separately and not as a single package. We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At September 30, 2007, Dice.com had approximately 9,000 total recruitment package customers and our other websites collectively served approximately 2,700 customers, including some customers who are also customers of Dice.com, as of the same date.

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

Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects our increased ability to sign customers to long-term contracts. We recorded deferred revenue of $16.1 million on our consolidated balance sheet, as of August 31, 2005, prior to purchase accounting adjustments related to the 2005 acquisition of Dice Inc. (the “2005 Acquisition”). As required by U.S. GAAP, in determining the fair value of the liabilities assumed under purchase accounting, the acquired deferred revenue is to be recorded at fair value to the extent it represents an assumed legal obligation. We estimated our obligation related to deferred revenue as a result of the 2005 Acquisition using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill our deferred revenue obligation in connection with the 2005 Acquisition were based on our expected future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $6.0 million, to $10.1 million. Additionally, revenues were negatively impacted related to deferred revenue purchase accounting adjustments from the acquisition of eFinancialGroup in October 2006 (the “eFinancialGroup Acquisition”). The reduction negatively impacted revenues by $248,000 and $1.5 million during the three and nine month periods ended September 30, 2007, respectively.

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

The purchase price allocation is complete. Adjustments to goodwill during the nine month period ended September 30, 2007 were related to income taxes.

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

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Acquisition is currently being performed by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The goodwill at the other reporting units, eFinancialCareers’ international business, eFinancialCareers’ U.S. business and JobsintheMoney, was the result of the eFinancialGroup Acquisition which occurred in October 2006. The first annual test of impairment of goodwill from the eFinancialGroup Acquisition will be performed during the fourth quarter of 2007.

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

We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The annual impairment test is currently being performed.

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

At September 30, 2007, our unused net operating loss carryforward for federal income tax purposes was approximately $47.0 million, and will begin to expire in 2011. The amount and availability of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. We have determined that the Section 382 limitation created by various ownership changes limits the net operating losses that are available to be used on a prospective basis to $20.6 million per year.

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

Recent Developments

On July 23, 2007, we completed our initial public offering. We sold 6,700,000 shares of our common stock and selling stockholders sold an additional 10,000,000 shares of common stock at a price of $13.00 less underwriting discounts. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at a price of $13.00, less underwriting commissions. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. The proceeds, net of underwriting commissions received by us, were $81.0 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used a portion of the net proceeds that we received from the offering to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility and made a further repayment of $4.0 million in August 2007. The remaining proceeds will be used for working capital and general corporate purposes.

Results of Operations

On October 31, 2006, we completed the eFinancialGroup Acquisition which resulted in us owning eFinancialCareers Limited and JobintheMoney.com, Inc. Results of operations for the three and nine month periods ended September 30, 2006 do not reflect the inclusion of eFinancialGroup results.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues

	Three months ended September 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Revenues
DCS Online	$26,557	$20,818	$5,739	28%
eFinancialCareers	8,349	—	8,349	—
Other	3,302	850	2,452	288%

Total revenues	$38,208	$21,668	$16,540	76%

Our revenues were $38.2 million for the three months ended September 30, 2007 compared to $21.7 million for the same period in 2006, an increase of $16.5 million, or 76%. This increase can be attributed to a combination of the eFinancialGroup Acquisition and organic growth. The increase in revenues resulting from the eFinancialGroup Acquisition was $10.3 million, of which $8.3 million relates to the international business and $2.0 million relates to the U.S. businesses. We experienced organic growth in the DCS Online segment of $5.7 million, or 28%, as a result of successful marketing efforts leading to new customers, as well as an increase in revenues from existing customers both in the number of job postings and individual users of our databases and an increase in the price of our products. Our recruitment package customers increased from approximately 7,300 at June 30, 2006 to approximately 7,600 at September 30, 2006 and from approximately 8,800 at June 30, 2007 to approximately 9,000 at September 30, 2007. Average revenue per recruitment package customer increased by approximately 5.5% from the three months ended September 30, 2006 to the three months ended September 30, 2007.

Cost of Revenues

	Three months ended September 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Cost of revenues	$2,503	$1,162	$1,341	115%
Percentage of revenues	6.6%	5.4%

Our cost of revenues for the three months ended September 30, 2007 were $2.5 million compared to $1.2 million for the same period in 2006, an increase of $1.3 million, or 115%. The increase was primarily due to the inclusion of the results of operations of eFinancialGroup in 2007, which led to an increase of $864,000. An increase in cost of revenues was experienced at Dice of $232,000, due to an increase in salaries and benefits as a result of an increase in the number of network operations and customer support personnel we employed, which was needed in order to support an increase in the number of job postings and user activity. Additionally, cost of revenues at Targeted Job Fairs increased $230,000 due to an increase in the number and type of job fairs conducted.

Product Development Expenses

	Three months ended September 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Product development	$1,179	$511	$668	131%
Percentage of revenues	3.1%	2.4%

Product development expenses for the three months ended September 30, 2007 were $1.2 million compared to $511,000 for the same period of 2006, an increase of $668,000, or 131%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $373,000 of this increase. The remainder of the increase related primarily to enhancements to the Dice website.

Sales and Marketing Expenses

	Three months ended September 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Sales and marketing	$13,823	$8,510	$5,313	62%
Percentage of revenues	36.2%	39.3%

Sales and marketing expenses for the three months ended September 30, 2007 were $13.8 million compared to $8.5 million for the same period in 2006, an increase of $5.3 million, or 62%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $3.9 million of this increase. The remainder of the increase was primarily due to an increase in advertising and sales expenses for Dice.

Advertising costs for Dice were $5.8 million for the three month period ended September 30, 2007 compared to $5.0 million for the same period in 2006, an increase of $783,000, or 16%. This increase was primarily due to an increase in our online advertising spending and the number of email and direct mail campaigns conducted during the three months ended September 30, 2007. As our revenues have grown, we have increased our advertising spending.

In the case of Dice.com, a significant portion of our advertising and marketing spending is focused on increasing the number of professionals who visit Dice.com and the levels of activity on the website. We have significantly increased the amount we spend on online media, including banner advertisements and paid search programs in order to drive more traffic to the website. Much of this advertising spending is on technology-focused websites. Additionally, we began testing regional advertising campaigns in certain markets during the three months ended September 30, 2007. The resulting increase in traffic has made the use of the website by customers more attractive as there are greater numbers of unique visitors who can view customers’ job postings and apply for their jobs. We have also increased the amount of spending on maintaining the loyalty of existing professionals who already use the website.

We have significantly increased the amount we spend to reach employers and recruiters who pay to use the website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. This marketing effort has helped result in an increase in net recruitment package customers during the three month period ended September 30, 2007 of approximately 200 from approximately 8,800 at June 30, 2007 to approximately 9,000 at September 30, 2007. Net recruitment package customers during the three month period ended September 30, 2006 increased by approximately 300, from approximately 7,300 at June 30, 2006 to approximately 7,600 at September 30, 2006.

The salaries, commissions, and benefits component of sales and marketing expense for Dice amounted to $3.0 million for the three months ended September 30, 2007 compared to $2.6 million for the same period in 2006, an increase of $347,000, or 13%. This increase was primarily due to an increased number of sales personnel during the three month period ended September 30, 2007 and increased sales by those personnel. The Dice sales force headcount increased from 58 at September 30, 2006 to 76 at September 30, 2007.

General and Administrative Expenses

	Three months ended September 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
General and administrative	$5,352	$2,399	$2,953	123%
Percentage of revenues	14.0%	11.1%

General and administrative expenses for the three months ended September 30, 2007 were $5.4 million compared to $2.4 million for the same period in 2006, an increase of $3.0 million, or 123%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $1.3 million of this increase. An increase in stock-based compensation of $860,000 was experienced due to the additional expense for options issued after September 30, 2006 and due to the reduction in the strike price of the options in October 2006 and March 2007. Additionally, Dice experienced an increase in professional fees of $234,000 and additional other costs of being a public company of approximately $300,000.

Depreciation

	Three months ended September 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Depreciation	$853	$454	$399	88%
Percentage of revenues	2.2%	2.1%

Depreciation expense for the three month period ended September 30, 2007 was $853,000 compared to $454,000 for the same period in 2006, an increase of $399,000, or 88%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $164,000 of this increase. The remainder of the increase was due to a greater depreciable fixed asset balance during the three month period ended September 30, 2007 compared to the same period in 2006 as a result of continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Three months ended September 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Amortization	$4,661	$2,825	$1,836	65%
Percentage of revenues	12.2%	13.0%

Amortization expense for the three month period ended September 30, 2007 was $4.7 million compared to $2.8 million for the same period in 2006, an increase of $1.8 million, or 65%. Amortization expense in the three month period ended September 30, 2006 consists of amortization of finite-lived acquired intangible assets acquired as part of the 2005 Acquisition. Amortization expense in the three month period ended September 30, 2007 consists of amortization of finite-lived acquired intangible assets acquired as part of the 2005 Acquisition and amortization of the finite-lived acquired intangible assets acquired as part of the eFinancialGroup Acquisition.

Operating Income

Operating income for the three months ended September 30, 2007 was $9.8 million compared to $5.8 million for the same period in 2006, an increase of $4.0 million, or 69%. The increase is primarily the result of the increase in Dice revenues due to increase in recruitment package customers and revenue per recruitment package customer, partially offset by increases in operating costs. The inclusion of the results of operations of eFinancialGroup for the three months ended September 30, 2007 created operating income of $1.8 million.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $3.4 million compared to $751,000 for the same period in 2006, an increase of $2.6 million. The increase in interest expense was due to a larger amount of borrowings outstanding in the three months ended September 30, 2007, on average, as compared to the same period in 2006 due to borrowings made in October 2006 to finance the eFinancialGroup Acquisition and borrowings under our Amended and Restated Credit Facility in March 2007 used to pay the March 2007 dividend and to refinance the indebtedness outstanding under our prior credit facility. The borrowings were reduced by $51.0 million from proceeds of the initial public offering in July 2007. See “Liquidity and Capital Resources” and “Amended and Restated Credit Facility.”

Income Taxes

	Three months ended September 30,
	2007	2006
	(in thousands, except percentages)
Income from continuing operations before income taxes and minority interest	$6,822	$5,081
Income tax expense	2,625	1,975
Effective tax rate	38.5%	38.9%

Income tax expense for the three month period ended September 30, 2007 was $2.6 million compared to $2.0 million for the same period in 2006. As of December 31, 2006 and September 30, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $49.6 million and $47.0 million, respectively. The carryforwards will begin to expire in 2011 if not used. We expect that all carryforwards will be utilized. A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	September 30, 2007	September 30, 2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal effect	1.0%	3.9%
Tax effect of foreign income	2.4%	—
Tax effect of permanent items	0.1%	—

Effective tax rate	38.5%	38.9%

Minority Interest in the Net Loss of Subsidiary

Minority interest represents the minority investor’s percentage share of losses from our subsidiary, Dice India, which is consolidated in our financial statements. CyberMedia Dice is our joint venture with CyberMedia (India) Limited, a leading publisher of content for technology professionals in India. We own 51% of CyberMedia Dice. There was no minority interest in net loss of subsidiary for the three month period ended September 30, 2007 as compared to $68,000 for the three month period ended September 30, 2006. The minority owner’s equity was at zero at June 30, 2007 which resulted in no minority interest in net loss of subsidiary for the three month period ended September 30, 2007.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals. All significant business activities of MeasureUp ceased on March 30, 2007. Accordingly, the results of operations from this segment are reflected as discontinued operations for all periods presented. Loss from discontinued operations, net of tax, for the three month period ended September 30, 2007 was zero compared to a loss from discontinued operations, net of tax, of $22,000 for the same period in 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues

	Nine months ended September 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Revenues
DCS Online	$75,141	$54,772	$20,369	37%
eFinancialCareers	19,991	—	19,991	—
Other	8,116	2,212	5,904	267%

Total revenues	$103,248	$56,984	$46,264	81%

Our revenues were $103.2 million for the nine months ended September 30, 2007 compared to $57.0 million for the same period in 2006, an increase of $46.3 million, or 81%. This increase can be attributed to a combination of the eFinancialGroup Acquisition and organic growth. The increase in revenues resulting from the eFinancialGroup Acquisition was $24.8 million, of which $20.0 million relates to the international business and $4.8 million relates to the U.S. businesses. We experienced organic growth in the DCS Online segment of $20.4 million, or 37%, as a result of successful marketing efforts leading to new customers, as well as an increase in sales to existing customers both in the number of job postings and individual users of our databases and an increase in the price of our products. Our recruitment package customers increased from approximately 5,800 at December 31, 2005 to approximately 7,600 at September 30, 2006 and from approximately 7,600 at December 31, 2006 to approximately 9,000 at September 30, 2007. Average revenue per recruitment package customer increased by approximately 7.5% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. Additionally, revenues at Targeted Job Fairs increased by $855,000.

Cost of Revenues

	Nine months ended September 30,
	2007	2006	Increase	Percent Change
	(in thousands, except percentages)
Cost of revenues	$6,418	$3,321	$3,097	93%
Percentage of revenues	6.2%	5.8%

Our cost of revenues for the nine months ended September 30, 2007 were $6.4 million compared to $3.3 million for the same period in 2006, an increase of $3.1 million, or 93%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $2.0 million of this increase. An increase in cost of revenues at Dice of $650,000 was due to an increase in salaries and benefits as a result of an increase in the number of network operations and customer support personnel we employed, which was needed in order to support an increase in the number of job postings, customers, and user activity.

Additionally, there was an increase in cost of revenues at the job fair business of $331,000 due to an increase in the level of activity at the job fairs during the nine months ended September 30, 2007.

Product Development Expenses

	Nine months ended September 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Product development	$3,140	$1,536	$1,604	104%
Percentage of revenues	3.0%	2.7%

Product development expenses for the nine months ended September 30, 2007 were $3.1 million compared to $1.5 million for the same period of 2006, an increase of $1.6 million, or 104%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $1.2 million of this increase. The remainder of the increase related primarily to enhancements to the Dice website.

Sales and Marketing Expenses

	Nine months ended September 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Sales and marketing	$41,469	$23,768	$17,701	74%
Percentage of revenues	40.2%	41.7%

Sales and marketing expenses for the nine months ended September 30, 2007 were $41.5 million compared to $23.8 million for the same period in 2006, an increase of $17.7 million, or 74%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $10.7 million of this increase. The remainder of the increase was due to an increase in advertising and sales expenses for Dice and Targeted Job Fairs. Sales and marketing expenses for Targeted Job Fairs increased by $324,000 in the nine months ended September 30, 2007 from the same period in 2006 as a result of increased commissions due to increased sales of job fair booths.

Advertising costs for Dice were $18.1 million for the nine month period ended September 30, 2007 compared to $13.5 million for the same period in 2006, an increase of $4.6 million, or 34%. This increase was primarily due to an increase in our online advertising spending and the number of email and direct mail campaigns conducted in the first nine months of 2007. As our revenues have grown, we have increased our advertising spending.

In the case of Dice.com, a significant portion of our advertising and marketing spending is focused on increasing the number of professionals who visit Dice.com and the levels of activity on the website. We have significantly increased the amount we spend on online media, including banner advertisements and paid search programs in order to drive more traffic to the website. Much of this advertising spending is on technology-focused websites. Additionally, we began testing regional advertising campaigns in certain markets during the three months ended September 30, 2007. The resulting increase in traffic has made the use of the website by customers more attractive as there are greater numbers of unique visitors who can view customers’ job postings and apply for their jobs. We have also increased the amount of spending on maintaining the loyalty of existing professionals who already use the website.

We have significantly increased the amount we spend to reach employers and recruiters who pay to use the website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. This marketing effort has helped result in an increase in net recruitment package customers during the nine month period ended September 30, 2007 of nearly 1,400 from approximately 7,600 at December 31, 2006 to approximately 9,000 at September 30, 2007. Net recruitment package customers during the nine month period ended September 30, 2006 increased by approximately 1,800, from approximately 5,800 at December 31, 2005 to approximately 7,600 at September 30, 2006.

The salaries, commissions, and benefits component of sales and marketing expense for Dice amounted to $9.2 million for the nine months ended September 30, 2007 compared to $8.0 million for the same period in 2006, an increase of $1.2 million, or 15%. This increase was primarily due to an increase in the number of sales personnel during the nine month period ended September 30, 2007 and increased sales by those personnel. Commissions and other incentive compensation incurred for the Dice sales force was $4.5 million for the nine month period ended September 30, 2007 compared to $4.3 million for the same period in 2006, an increase of $255,000, or 6%. These increased commissions were incurred as a result of our revenue growth. The Dice sales force headcount increased from 55 at June 30, 2006 to 76 at September 30, 2007.

General and Administrative Expenses

	Nine months ended September 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
General and administrative	$13,848	$6,712	$7,136	106%
Percentage of revenues	13.4%	11.8%

General and administrative expenses for the nine months ended September 30, 2007 were $13.8 million compared to $6.7 million for the same period in 2006, an increase of $7.1 million, or 106%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $3.4 million of this increase. The remainder of this increase was primarily due to an increase in professional fees of $461,000, other costs of being a public company of approximately $300,000, salaries and benefits of $275,000, computer and telephone supplies of $233,000, and stock-based compensation of $2.2 million. Stock-based compensation expense increased primarily due to the additional expense for options issued after September 30, 2006 and due to the reduction in the strike price of the options in October 2006 and March 2007.

Depreciation

	Nine months ended September 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Depreciation	$2,227	$1,174	$1,053	90%
Percentage of revenues	2.2%	2.1%

Depreciation expense for the nine month period ended September 30, 2007 was $2.2 million compared to $1.2 million for the same period in 2006, an increase of $1.1 million, or 90%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $290,000 of this increase. The remainder of the increase was due to a greater depreciable fixed asset balance during the nine month period ended September 30, 2007 compared to the same period in 2006 for continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Nine months ended September 30,			Percent Change
	2007	2006	Increase
	(in thousands, except percentages)
Amortization	$14,663	$8,677	$5,986	69%
Percentage of revenues	14.2%	15.2%

Amortization expense for the nine month period ended September 30, 2007 was $14.7 million compared to $8.7 million for the same period in 2006, an increase of $6.0 million, or 69%. Amortization expense in the nine month period ended September 30, 2006 consists of amortization of finite-lived acquired intangible assets acquired as part of the 2005 Dice Inc. acquisition. Amortization expense in the nine month period ended September 30, 2007 consists of amortization of finite-lived acquired intangible assets acquired as part of the 2005 Acquisition and amortization of the finite-lived acquired intangible assets acquired as part of the eFinancialGroup Acquisition.

Operating Income

Operating income for the nine months ended September 30, 2007 was $21.5 million compared to $11.8 million for the same period in 2006, an increase of $9.7 million, or 82%. The increase is primarily the result of the increase in Dice revenues due to an increase in recruitment package customers and revenue per recruitment package customers, partially offset by increased operating costs. The inclusion of the results of operations of eFinancialGroup for the nine months ended September 30, 2007 added operating income of $907,000.

Interest Expense

Interest expense for the nine months ended September 30, 2007 was $10.0 million compared to $3.0 million for the same period in 2006, an increase of $7.0 million. The increase in interest expense was due to a larger amount of borrowings outstanding in the nine months ended September 30, 2007, on average, as compared to the same period in 2006 due to borrowings made in October 2006 to finance the eFinancialGroup Acquisition and borrowings under our Amended and Restated Credit Facility in March 2007 used to pay the March 2007 dividend and to refinance the indebtedness outstanding under our prior credit facility. See “Liquidity and Capital Resources” and “Amended and Restated Credit Facility.”

Income Taxes

	Nine months ended September 30,
	2007	2006
	(in thousands, except percentages)
Income from continuing operations before income taxes and minority interest	$11,986	$8,864
Income tax expense	3,064	3,452
Effective tax rate	25.6%	38.9%

Income tax expense for the nine month period ended September 30, 2007 was $3.1 million compared to $3.5 million for the same period in 2006. The income tax expense for the nine month period ended September 30, 2007 was reduced by a tax deduction of $4.6 million for payments made to the holders of vested stock options in lieu of dividends. As of December 31, 2006 and September 30, 2007, we had net operating loss carryforwards for federal income tax purposes of approximately $49.6 million and $47.0 million, respectively. The carryforwards will begin to expire in 2011 if not used. We expect that all carryforwards will be utilized. A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	September 30, 2007	September 30, 2006
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	(13.3)%	—
State taxes, net of federal effect	0.7%	3.9%
Tax effect of foreign income	2.9%	—
Other	0.3%	—

Effective tax rate	25.6%	38.9%

Minority Interest in the Net Loss of Subsidiary

Minority interest represents the minority investor’s percentage share of losses from our subsidiary, Dice India, which is consolidated in our financial statements. CyberMedia Dice is our joint venture with CyberMedia (India) Limited, a leading publisher of content for technology professionals in India. We own 51% of CyberMedia Dice. The minority interest in net loss of subsidiary is $121,000 for the nine month period ended September 30, 2007 as compared to $198,000 for the nine month period ended September 30, 2006.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals. All significant business activities of MeasureUp ceased on March 30, 2007. Accordingly, the results of operations from this segment are reflected as discontinued operations for all periods presented. Income from discontinued operations, net of tax, for the nine month period ended September 30, 2007 was $4.6 million compared to a loss from discontinued operations, net of tax, of $195,000 for the same period in 2006. The income for the nine months ended September 30, 2007 primarily resulted from a tax benefit from the abandonment of MeasureUp.

Liquidity and Capital Resources

We have shown our cash flows for the nine month periods ended September 30, 2007 and 2006 in the table below.

	Nine months ended September 30,
	2007	2006
	(in thousands)
Cash provided by operating activities of continuing operations	$38,622	$28,952
Cash used in investing activities of continuing operations	(2,356)	(2,949)
Cash provided by (used in) financing activities of continuing operations	434	(27,000)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and for the effect of changes in working capital. Net cash provided by operating activities was $38.6 million and $29.0 million for the nine month periods ended September 30, 2007 and 2006, respectively. The increase in cash provided by operating activities during these periods was primarily due to increased net income. The increase in net income is primarily related to higher revenue, due to an increase in the number of customers and an increase in the price charged for recruitment packages and job postings. Net income is also higher due to the tax benefits realized from our discontinued operations.

Investing Activities

Cash used for investing activities during the nine month periods ended September 30, 2007 and 2006 of $2.4 million and $2.9 million respectively, was primarily attributable to capital expenditures. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash provided by financing activities during the nine month period ended September 30, 2007 of $434,000 resulted from proceeds from our Amended and Restated Credit Facility of $113.0 million and proceeds from our initial public offering of $81.0 million offset by dividends paid and cash payments in lieu of dividends totaling $112.5 million, payments under our credit facilities of $77.3 million, payments for financing costs of $2.2 million, and payments of costs related to our initial public offering of $1.4 million. Cash used for financing activities during the nine month period ended September 30, 2006 of $27.0 million related to payments under our credit facilities.

Amended and Restated Credit Facility

On March 21, 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature on March 21, 2012. Quarterly payments of $250,000 on the term loan are due beginning on October 1, 2007. The first payment was made in September 2007. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility.

Immediately prior to entering into the Amended and Restated Credit Facility, we had $81.0 million outstanding under our prior facility. On March 21, 2007, we borrowed an additional $113.0 million under the Amended and Restated Credit Facility, resulting in total borrowings of $194.0 million. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either a LIBOR rate plus 3.25% or a reference rate plus 1.75%. We used a portion of the net proceeds received from our initial public offering on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. Borrowings at September 30, 2007 included $124.7 million under our term loan facility. Cash and marketable securities as of September 30, 2007 totaled approximately $43.5 million.

Our existing and future domestic subsidiaries unconditionally guaranteed our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the individual assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants, including a Senior Leverage Ratio, Fixed Charge Coverage Ratio, and a Minimum Adjusted EBITDA. The Company was in compliance with all such covenants as of September 30, 2007.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of September 30, 2007:

	Payments by period
	Total	October 1- December 31, 2007	2008 -2009	2010 -2011	Thereafter
	(in thousands)
Term loan facility	$124,700	$—	$2,000	$2,000	$120,700
Operating lease obligations	4,543	320	2,106	1,813	304

Total contractual obligations	$129,243	$320	$4,106	$3,813	$121,004

We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2007, we had $124.7 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to our revolving facility. We used a portion of the net proceeds that we received from our initial public offering on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility.

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate. Assuming a rate of 8.7%, interest payments on our term loan facility in 2007, 2008-2009, 2010-2011, and 2012 would be $2.7 million, $21.5 million, $21.3 million, and $7.9 million, respectively.

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

Foreign Exchange Risk

As a result of the eFinancialGroup Acquisition on October 31, 2006, we conduct business through an additional 14 websites around the world, with the majority of our foreign operations conducted in the United Kingdom. For the nine months ended September 30, 2007, approximately 20% of our revenues were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the dollar. We currently do not hedge currency risk, but we expect to do so in the future. However, our Amended and Restated Credit Facility limits our ability to hedge currency risk.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. During the three and nine month periods ended September 30, 2007 our translation adjustment, net of tax totaled $1.4 million and $2.6 million, respectively, primarily attributable to the weakening of the U.S. Dollar against the British Pound.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either a LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of September 30, 2007, we had outstanding borrowings of $124.7 million under our Amended and Restated Credit Facility. If interest rates increased by 1.0%, our annual interest expense on our current borrowings would increase by approximately $1.25 million, as of September 30, 2007. We also have interest rate risk related to our portfolio of marketable securities. Our marketable securities will produce less income than expected if market interest rates fall.

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

Unregistered Sales of Equity Securities

On July 23, 2007, all of the outstanding shares of Series A convertible preferred stock were converted into shares of common stock on a one for one basis. The conversion was exempt from registration under Section 3(a)(9) of the Securities Act.

Use of Proceeds

We completed our initial public offering of our common stock under a Registration Statement on Form S-1, as amended (File No. 333-141876), which became effective on July 17, 2007. The aggregate offering price of the Common Stock sold by us resulted in net proceeds of approximately $81.0 million to us. We used $51.0 million of the net proceeds from our initial public offering to repay outstanding indebtedness under our Amended and Restated Credit Facility and $30 million will be used for working capital and general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 13, 2007, pursuant to Section 228 of the General Corporation Law of the State of Delaware, we solicited the written consent of our stockholders to approve our Amended and Restated Certificate of Incorporation and to permit, on a limited basis in connection with our initial public offering, the cashless exercise and broker-assisted cashless exercise of options under our 2005 Omnibus Stock Plan. We received the requisite consents of our stockholders with respect to such proposals.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.1	Second Amended and Restated Shareholders Agreement, dated as of July 23, 2007, by and between Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.2	Institutional and Management Shareholders Agreement, dated as of July 23, 2007, by and among Dice Holdings, Inc., the Quadrangle Entities named therein, the General Atlantic Entities named therein and the Management Shareholders named therein (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DICE HOLDINGS, INC.
Registrant

DATE: November 13, 2007

/s/ Scot W. Melland
Scot W. Melland
Chief Executive Officer

/s/ Michael P. Durney
Michael P. Durney
Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.1	Second Amended and Restated Shareholders Agreement, dated as of July 23, 2007, by and between Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.2	Institutional and Management Shareholders Agreement, dated as of July 23, 2007, by and among Dice Holdings, Inc., the Quadrangle Entities named therein, the General Atlantic Entities named therein and the Management Shareholders named therein (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.