Form 10-K
period 2007-12-31
DICE HOLDINGS, INC.
filed 2008-03-25
CIK 1393883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

Commission File Number: 001-33584

DICE HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	20-3179218
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3 Park Avenue
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 725-6550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Former name, former address and former fiscal year—if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one) Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☑    Smaller Reporting Company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of February 29, 2008, the aggregate market value of common stock held by non-affiliates was approximately $127,092,000.

As of February 29, 2008, there were 62,173,410 shares of the registrant’s common stock (“Common Stock”) outstanding, par value of $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2007.

DICE HOLDINGS, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as “may”, “will”, “should”, “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are based on assumptions that we have made in light of our experience in the industry, as well as our perception of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. Such forward-looking statements are not guarantees of future performance.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	competition from existing and future competitors;

•	failure to maintain and develop our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ personal information;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	our substantial indebtedness;

•	periods of operating and net losses and history of bankruptcy;

•	covenants in our Amended and Restated Credit Facility;

•	inability to successfully identify or integrate future acquisitions;

•	strain on our resources due to future growth;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	control by our principal stockholders;

•	compliance with certain corporate governance requirements and costs incurred in connection with being a public company;

•	failure to establish and maintain internal controls over financial reporting;

•	loss of key executives and technical personnel;

•	U.S. and foreign government regulation of the Internet and taxation;

•	our foreign operations; and

•	write-offs of goodwill.

PART I.

Item 1.	Business

Overview

We are a leading provider of specialized career websites for select professional communities. We target employment categories in which there is a long-term scarcity of highly skilled, highly qualified professionals relative to market demand. Our career websites serve as online marketplaces where employers and recruiters find and recruit prospective employees, and where professionals find relevant job opportunities and information to further their careers. Each of our career websites offers job postings, content, career development and recruiting services tailored to the specific needs of the professional community that it serves. Our largest websites by revenue are Dice.com, the leading career website in the United States for technology and engineering professionals, and eFinancialCareers.com, the leading global career website for capital markets and financial services professionals.

The Dice.com service has operated for 17 years, while eFinancialCareers.com, which we acquired in October 2006, has been in operation for seven years. Through this strategic acquisition, we have been able to extend our operations into additional specialized career websites serving the capital markets and financial services, and accounting and corporate finance sectors, expand our presence internationally into Europe and Asia, and broaden our expertise in content and community features. eFinancialCareers.com operates 14 career websites in five languages for capital markets and financial services professionals in the United Kingdom, Continental Europe, North America, the Persian Gulf States, Southeast Asia and Australia.

We believe that as recruiting activities migrate online and the global workforce becomes increasingly specialized, both professionals and employers are demanding access to industry and occupation-specific online recruiting services and career content. Professionals use our websites at no cost to manage their careers by posting their resumes and searching our large and growing collections of job postings. Employers, recruiters and staffing firms pay us to post jobs and to access our databases of resumes of highly experienced and qualified professionals. The majority of our revenues are derived from customers who purchase our recruitment packages, which are available through monthly or longer-term contractual arrangements and allow customers to both post jobs and search our databases of resumes.

We believe that our long operating history has enabled us to build brand recognition and a critical mass of both customers and professionals, which has given us a distinct competitive advantage in our employment categories. As the breadth and number of job postings and skilled professionals using our websites has grown, the increase of each has fostered the growth of the other, further enhancing the value and scale of our marketplaces.

We operate the following websites, each of which focuses on different career sectors or geographic regions:

•

Dice.com, the leading recruiting and career development website for technology and engineering professionals in the United States. During January 2008, Dice.com had approximately 2.0 million unique visitors and experienced an increase of nearly 7% since January 2007. As of January 31, 2008, there were approximately 98,000 job postings.

•

eFinancialCareers.com, the leading global recruiting and career development network of websites for capital markets and financial services professionals, is headquartered in the United Kingdom and serves the financial services industry in various markets around the world. During January 2008, eFinancialCareers.com had approximately 2.0 million unique visitors worldwide, including visitors who came to more than one site in the network during the month, an increase of approximately 55% since January 2007, and as of January 31, 2008, there were approximately 11,000 job postings.

•	ClearanceJobs.com is the leading recruiting and career development website for professionals with active U.S. government security clearances. During January 2008, ClearanceJobs.com had approximately 130,000 unique visitors, an increase of approximately 72% since January 2007, and as of January 31, 2008 had approximately 3,600 job postings.

•

JobsintheMoney.com is a recruiting and career development website for accounting and finance professionals in the United States. During January 2008, JobsintheMoney.com had approximately 200,000 unique visitors. Unique visitors were consistent between January 2007 and January 2008. As of January 31, 2008 there were approximately 2,000 job postings.

We also operate Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology and security-cleared candidates in the United States. In 2007, Targeted Job Fairs produced more than 100 job fairs, at which it hosted a wide range of locally and nationally recognized companies and recruiters, offering them the opportunity to screen and hire highly qualified candidates face-to-face. A typical job fair hosts between 15 and 20 companies and between 250 and 300 professionals. In addition, Targeted Job Fairs coordinates private job fairs for individual companies desiring exclusive access to top quality candidates.

We have experienced significant revenue growth since 2004. We generated revenues from continuing operations of $142.4 million in 2007, up from $32.2 million in 2004, representing a CAGR of 64%, and we grew our operating income and cash flow from operations from $3.6 million and $14.0 million to $32.0 million and $59.6 million, representing a CAGR of 107% and 62%, respectively, over the same period.

Our Company

Through our predecessors, we have been in the technology recruiting and career development business for 17 years. In 1999, the Dice.com service was acquired by Earthweb Inc., an Internet technology content provider, which at the time of the acquisition was a publicly held company with its common stock traded on the NASDAQ National Market. During 2000, Earthweb Inc. (which subsequently changed its name to Dice Inc. (“Dice Inc.”) made a strategic decision to focus on technology recruiting and career development and exited the technology content-based business.

From its inception through 2003, Dice Inc. sustained net operating losses and negative cash flows and during that period was primarily dependent upon its ability to raise debt and equity financing through public or private offerings in order to fund its operations. In addition, beginning in 2001, Dice Inc.’s liquidity issues worsened as a result of a decline in the demand for its products and services stemming from the downturn in the general labor market and more specifically in the technology labor market and due to the significant amount of indebtedness Dice Inc.’s predecessor had incurred. As a result, in 2002 Dice Inc. began pursuing discussions with the largest holder of its then outstanding debt securities regarding a pre-packaged Chapter 11 plan of reorganization under the United States Bankruptcy Code.

On February 14, 2003, Dice Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with respect to its pre-packaged plan of reorganization. The Joint Plan of Reorganization was confirmed by the Bankruptcy Court on June 24, 2003, and became effective on June 30, 2003. In accordance with the Joint Plan of Reorganization, Dice Inc.’s pre-bankruptcy debt securities were eliminated in exchange for 95% of the common stock of the reorganized Dice Inc., with the remaining 5% of this common stock issued to the 130 largest holders of Dice Inc.’s pre-bankruptcy capital stock. The Dice Inc. stockholders who were not among the 130 largest holders received a pro rata allocation of $50,000. Under the Joint Plan of Reorganization all of Dice Inc.’s pre-bankruptcy capital stock, options and debt securities were cancelled upon its emergence from bankruptcy and Dice Inc. emerged from bankruptcy as a privately-held company.

In September 2004, Dice Inc. acquired substantially all of the assets of ClearanceJobs.com, the leading recruiting and career development website for professionals with active U.S. Government security clearances, and in January 2005, acquired substantially all of the assets of Targeted Job Fairs, a leading producer and host of career fairs and open houses for technology and engineering and security-cleared candidates.

Dice Holdings, Inc. (the “Company” or “DHI”) was incorporated on June 28, 2005 by investment funds organized by General Atlantic, LLC (the “General Atlantic Stockholders”) and Quadrangle Group LLC (the “Quadrangle Stockholders”). On August 31, 2005, Dice Holdings, Inc. purchased all of the outstanding common stock of Dice Inc. from its stockholders (the “2005 Acquisition”), and Dice Inc. became its wholly-owned subsidiary. DHI is a holding company and its assets consist substantially of the capital stock of its three subsidiaries, Dice Inc., eFinancialGroup and JobsintheMoney.

On October 31, 2006, DHI acquired all of the outstanding capital stock of eFinancialGroup (the “eFinancialGroup Acquisition”). eFinancialGroup operated the career websites eFinancialCareers.com, which targets capital markets and financial services professionals and employers worldwide, and JobsintheMoney.com, which targets the financial and accounting job market in the United States, and a financial publishing business, eFinancialNews. As consideration for the acquisition, Dice Holdings, Inc. paid the stockholders of eFinancialGroup £56.5 million (or approximately $106.3 million at the exchange rate in effect on October 31, 2006) in cash and issued 3,628,992 shares of its Series A convertible preferred stock valued at $25.2 million. Immediately after the acquisition, Dice Holdings, Inc. sold eFinancialNews back to certain of eFinancialGroup’s former stockholders for approximately $41.6 million in cash. Operating results of eFinancialGroup and JobsintheMoney occurring subsequent to the eFinancialGroup Acquisition are included in the consolidated operating results of Dice Holdings, Inc. Total consideration for eFinancialGroup, excluding eFinancialNews, was $89.9 million (which amount includes the value of 3,628,992 shares of the Series A convertible preferred stock of Dice Holdings, Inc. issued as partial consideration for the eFinancialGroup Acquisition).

On July 23, 2007, we completed our initial public offering (the “IPO”). We sold 6,700,000 shares of our common stock and selling stockholders sold an additional 10,000,000 shares of common stock at an initial public offering price of $13.00. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at the initial public offering price. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. Our common stock is traded on the New York Stock Exchange under the symbol “DHX.”

On January 28, 2008, we sold our equity stake in CyberMediaDice Careers Limited (“CMD”), a joint venture between Dice India Holdings, Inc. (“Dice India”) and CyberMedia, which was the largest targeted vertical career website for technology professionals in India. Accordingly, CMD is classified as discontinued operations for all periods presented.

Our Industry

We operate in the online employment advertising segment of the broader market for staffing and employment services. The worldwide market for staffing and employment advertising is large and shifting online at a rapid pace. Corzen estimates that recruitment advertising, comprising spending on print recruitment advertising placed in newspapers and online recruitment advertising and resume database access, in the U.S. market was $7.2 billion in 2007, with $2.8 billion spent online. Corzen forecasts that online recruitment spending will increase to $4.5 billion by 2010, and continue to rapidly gain market share from print recruitment advertising.

We believe that the overall demand for employment advertising and recruiting and career development products and services has significant growth potential. Over the next several years, the aging labor force of the United States is expected to lead to a labor supply-demand imbalance as baby-boomers retire. We believe that international economies show similar trends, with an aging labor force in Europe and shortages of skilled professionals to meet the demand of growing economies in Asia.

We also believe that certain industries that employ highly skilled and highly paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. According to the U.S. Bureau of Labor Statistics, for instance, two of the top five and five of the 25 fastest-growing occupations in the United States during the period from 2006 to 2016 are expected to be in technology fields. In addition, the current labor market for both the finance sector and computer-related occupations is significantly tighter than the overall employment market in the U.S.

We believe that the market for employment advertising is shifting online due to:

•

Expansion in the size of the Internet population and increased broadband access. The Internet population continues to grow and, according to IDC, the number of global Internet users is projected to grow from 968 million in 2005 to over 1.7 billion in 2010. Gartner projects that broadband penetration will increase from 35% of U.S. households in 2005 to 58% in 2010. This trend is bringing online large groups of professional workers from diverse industry segments and enabling employers to target them through online classified advertisements.

•

Shift in media consumption and spending from offline to online media. Increased penetration of broadband Internet connections is fueling not only the growth in the number of Internet users but also the amount of time consumers are spending online (on an absolute basis and relative to using other media). In 2005, Forrester Research, US, or “Forrester,” found that consumers spent 34% of their media consumption hours online. While U.S. online advertising budgets are large and growing, online marketing spend represents only a small fraction of total advertising spending. According to Forrester, online advertising budgets were estimated to be approximately $14.7 billion in 2005, which was just 6% of total U.S. advertising expenditures. We believe that over time, advertisers will follow consumer behavior and invest a growing share of their marketing budgets in online advertising. Forrester projects that U.S. online advertising will reach $26.0 billion in 2010, representing a CAGR of approximately 12% from 2005. IDC estimates indicate that a similar shift in focus from offline to online employment advertising is already occurring in our industry.

•

Online job boards offer inherent benefits compared to offline methods. The Internet has revolutionized the hiring process for professionals as well as for recruiters and employers. Professionals experience multiple benefits from performing searches online. They are able to search for open positions that fit their qualifications and career objectives and immediately upload their resumes to apply for open positions. Prior to online offerings, recruiters and employers had a limited and relatively inflexible set of options to find employees, including newspaper classifieds and other print advertisements, traditional job fairs, on campus recruiting, internal referral programs and recruiting firms. With online solutions, recruiters and employers are able to immediately upload and update a list of open positions and can provide detailed job descriptions, along with links to relevant information for potential candidates. They can also efficiently search through online databases of resumes for candidates that fit their hiring needs.

•

Relative cost advantages of online versus print employment advertising. Recruiters and employers using online recruiting methods can realize substantially lower cost per hire and overall sourcing costs in comparison to traditional print classified advertisements. Not only is the typical price to post a job listing lower online than in print for a comparable period of time, but we also believe that online advertising is more effective and contributes to a higher return on investment for our customers because online job postings are generally more accessible to a wider audience given the limitless geographic boundaries and 24/7 access the Internet affords. Moreover, online job postings can more easily be filtered for relevancy than print listings, allowing customers access to a more targeted audience. Further, searchable database access allows customers access to a broad and unique talent pool, immediately and cost effectively, connecting employers with highly qualified professionals.

While generalist job boards have improved the recruiting process compared to traditional offline alternatives, specialized career websites offer job postings, content and services tailored to the specific needs of the communities they serve. Generalist sites often do not provide as simple and rapid an ability to match specific skills and requirements between candidates and available positions. Specialist career websites, however, not only can provide an experience relevant to candidates’ specific needs, but also can remain relevant for professionals who are not currently seeking a job, but who nonetheless wish to remain apprised of market trends. We believe this leads to a better recruitment experience for both customers and professionals.

Our Value Proposition

We have become a leading provider of specialized career websites for select professional communities by providing unique benefits to professionals and our customers. Our specialized career websites provide professionals with quick and easy access to job postings that are relevant and meet their industry-specific criteria, and provide our customers with pools of hard-to-find, highly qualified professional talent. By providing deep databases of professionals to our customers and a large number of employment opportunities for professionals, we encourage the use of our websites and continue to attract customers to our services. We believe these factors have helped us to achieve a critical mass of both customers and professionals, contributing to the attractiveness and efficiency of our online marketplaces.

Benefits to Professionals

Access to a large number of relevant job postings. Our career websites provide a large number of job postings for technology and engineering, accounting and finance, capital markets and financial services and U.S. government security-clearance positions. For example, as of January 31, 2008, Dice.com had 98,000 individual job postings for technology and engineering professionals, which we believe to be the most in the United States in these verticals, and eFinancialCareers.com had 11,000 job postings for capital markets and financial services professionals. In addition, the specialized focus of our career websites benefits professionals by helping to ensure that the job opportunities posted by our customers are relevant and attractive to them.

Compelling user experience. We have designed each of our career websites with the specific needs of our target audiences of professionals in mind. Each of our specialized career websites permits professionals to search for jobs based on location and other specific variables, such as type of employment and skill set. We also offer tools such as our “search agents,” which provide for powerful, detailed searches of job opportunities that match desired criteria, the results of which are delivered by email. We believe this makes it easy for professionals to quickly find job opportunities that match their qualifications and expectations. Additionally, we tailor the “look and feel” and content of each of our websites to its intended target audience of professionals, which makes the experience more useful and relevant in their day-to-day work lives. We believe that our customized search engines and audience-tailored websites are efficient and relevant, easy to use and valuable to our users, helping us build a loyal and engaged audience.

Targeted career development services and tools. We provide professionals with targeted career development services and tools including content, decision support tools and relevant industry news. For example, Dice.com and ClearanceJobs.com provide professionals with market and salary information and local market trends. eFinancialCareers.com provides industry-specialized online career content, as well as print and online career guides targeted to college and graduate students. We believe our career development services and tools benefit the professionals who use our career websites by providing them with relevant information to manage and enhance their careers, and also increase the engagement of professionals with our sites.

Benefits to our Customers

Unique pools of qualified professionals. We seek to improve the efficiency of the recruiting process for our customers by providing quick and easy access to large and up-to-date pools of highly qualified and hard-to-reach professionals. The professionals who post their resumes on Dice.com are highly educated, with approximately

70% having a bachelor’s degree or higher, as of January 2008. Our online surveys indicate that 72% of professionals who use Dice.com have more than five years of experience, almost half have more than 10 years of experience, and most are currently employed. We believe the high number of employed, or “passive,” job seekers that use our websites makes our online career websites more attractive to our customers because actively employed professionals often make for more attractive candidates. Moreover, because the communities of professionals who visit our websites are highly skilled and specialized within specific industries, we believe our customers reach a more targeted and qualified pool of candidates than through generalist sites. Additionally, the size and geographic scope of the eFinancialCareers network, which operates 14 career websites around the world, provides customers with access to highly targeted capital markets and financial services professionals around the world.

Efficient and targeted candidate searches. Our career websites are easy to use and our search engines are designed so that our customers can search our resume databases quickly to find professionals who meet specified criteria. We believe that this approach results in a faster and more efficient search for candidates, helps our customers improve the efficiency of their recruiting efforts and increases customer preference for our recruiting solutions relative to those of our competitors.

High-quality customer support. We are able to differentiate ourselves from our competitors by providing extensive ongoing support to our customers. Our customer support representatives focus on building customer loyalty, customer training, proactive follow-up support, reactive troubleshooting, maintenance and expansion of customer relationships and compliance. We personalize our customer support efforts by providing our customers with representatives that are knowledgeable about the professional communities we serve and the skill sets of professionals in those communities. For example, we help our customers draft job postings and build specific candidate searches, improving the relevancy of job postings for professionals, and helping our customers find and attract qualified candidates.

Our Strategy

Our goal is to be the leading global network of specialized career websites for select professional communities. Our primary objective is to maximize the potential of our career websites. To achieve these goals, we are pursuing the following strategies:

Continue to grow the size, quality and uniqueness of our professional communities. Continuing to grow the size, quality and uniqueness of our professional communities is a key success factor in maximizing the potential of our career websites. By continually delivering a growing and fresh audience of qualified professionals to our customers, we will be able to satisfy and retain our existing customers as well as to meet the expectations and needs of new customers. We intend to achieve this objective by increasing loyalty and usage among professionals who currently use the site and by reaching new users through targeted marketing and online advertising campaigns.

Continue to execute on customer acquisition. Our ability to achieve our growth objective depends, in part, on our ability to expand our customer base and deepen the relationships we have with our existing customers. Our customer acquisition efforts are focused primarily on direct marketing combined with a targeted sales approach. We believe there are significant opportunities to sell our services to companies with whom we do not currently have a relationship and to expand the level of services we sell to our existing customers.

Further build brand awareness. Brand recognition is a key differentiating factor among providers of traditional and online recruiting and career services. We believe that during the 17 years we have operated Dice.com and the seven years that eFinancialCareers has been in operation, we have each fostered brands that are closely associated with ease of use and high quality sector-specific career and recruiting services within their professional communities. We will continue to invest in increasing brand awareness through targeted marketing and advertising campaigns in order to attract new customers and professionals. Historically, eFinancialCareers.com has built its brand awareness through strategic alliances but without significant spending on marketing and advertising. We intend to further increase our direct marketing spend for eFinancialCareers.com during 2008 in order to build brand awareness.

Enhance content and community features across our websites. We believe that both active and passive job seekers find value in the free information and services we provide, and we intend to enhance, expand and develop additional content and community features across our websites. For example, Dice.com has recently launched a discussion board where technology professionals come together to discuss career advice and network with each other and eFinancialCareers.com has invested in producing significant online and offline content tailored to each of its websites and audiences. In addition, by powering the job boards of an additional 40 websites in the finance sector, including well-known, worldwide financial publications, eFinancialCareers.com is able to position its job postings next to high quality, third party content. We believe enhancing our community features will increase the level of engagement we have with our audience and our audience has with each other.

Further expand our services globally. We believe there are significant global growth opportunities for the online recruitment and employment advertising industry. As in the United States, there is increasing demand for specialized online recruiting in both emerging and established economies worldwide. Consistent with this belief, in October 2006 we completed the eFinancialGroup Acquisition, and, as a result, we now have a strong presence in the United Kingdom, as well as a presence in important capital market centers around the world. We believe the expertise and reach of Dice and eFinancialCareers together will provide a strong position to expand our business and brands into new markets. We will also continue to evaluate and selectively pursue other growth opportunities that will allow us to further expand our business outside of the United States.

Selectively expand into new verticals. We believe other professional communities have characteristics that would support specialized career websites. We will consider entering into new verticals that meet specific criteria, primarily focusing on hard-to-find, highly skilled and highly paid professionals. We believe we can leverage our experience serving unique vertical markets as we pursue opportunities in other vertical industries. For example, we have been able to increase ClearanceJobs.com’s revenues more than ten-fold since we acquired it in 2004, which demonstrates our ability to successfully leverage our experience in serving high growth communities as we expand into new verticals.

Products and Services

We provide leading recruiting and career development websites for direct employers, recruiters, staffing companies and technology and engineering, accounting and finance, capital markets and security-cleared professionals. We provide our customers with access to unique pools of experienced and highly qualified professionals, and professionals seeking jobs and career information with access to collections of full-time, part-time and contract positions. Both customers and professionals provide content for our career websites by posting descriptions of available jobs and resumes. Our search technology and specialized focus enable us to provide professionals with the ability to perform highly targeted job searches based on specific criteria, including location, type of employment, skills and keyword. Our vertical focus allows users to find the information they are looking for faster and easier than general job boards. Our career websites also offer career resources, such as specialized content and industry news.

We offer our recruiting and career development services and tools through the following four websites, each of which focuses on different career sectors or geographic regions:

Dice.com is the leading career site for technology and engineering professionals and the companies that seek to employ them. The job postings available in the Dice.com database, from both technology and non-technology companies across many industries, include a wide variety of technology positions for software engineers, systems administrators, database specialists and project managers, and a variety of other technology and engineering professionals.

Customers have access to specific tools and resources that Dice.com provides to help recruiters and human resources managers improve the effectiveness of their recruitment processes. Through our resume database offerings, Dice.com provides customers with the ability to conduct powerful, detailed searches of candidate resumes that match desired criteria, the results of which are delivered by email to our customers. Dice.com also provides professionals with job search tools, resume posting and career-related content. In September 2007, we implemented a new traffic measurement system for unique visitors. Since the measurement data has yet to annualize, we continue to measure growth rates using our historic method. In January 2008, Dice.com had approximately 2.0 million unique visitors and ended the month with nearly 400,000 searchable resumes.

Customers can purchase recruitment packages, classified postings or advertisements. Approximately 89% of Dice.com revenue is derived from recruitment packages. Recruitment packages offer our customers the ability to access the candidate resume database and post jobs in job slots. Job slots allow our customers to rotate an unlimited number of jobs through the same slots during the contract period. Our base monthly recruitment package gives our customers a single license to search our candidate resume database and post positions in up to five job slots. Customers are incented to purchase our recruitment packages on a long-term basis. Our classified postings allow our customers to post a single job for a period of 30 days. General website advertising does not generate a significant portion of our revenue, but may be purchased separately or as part of a recruitment package.

eFinancialCareers.com is the leading global recruiting and career development network of websites for capital markets and financial services professionals, including investment banking, asset management, private equity, hedge fund and other securities professionals. eFinancialCareers was launched in the United Kingdom in 2000, and now operates 14 websites in five languages across Europe, Asia and North America using the eFinancialCareers name. eFinancialCareers.com has expanded its career site network through distribution agreements by which it powers the job boards of an additional 40 websites in the finance sector, including well- known worldwide capital markets publications and organizations, such as Institutional Investor (U.S.), La Tribune (France), Milano Finanza (Italy), Finanztreff (Germany), Finance Asia (Southeast Asia) and Financial Standard (Australia). As a result, eFinancialCareers is able to greatly enhance the reach and visibility of its job postings and has attracted an audience of cross-border customers and professionals willing to seek jobs in markets other than their own. eFinancialCareers does not generate revenues from its distribution agreements.

eFinancialCareers’ customers post jobs targeting specific sectors within the capital markets and financial services industry, and can also search the resume database of highly qualified and specialized professionals in these sectors. In addition to allowing professionals to post resumes and apply for listed positions, eFinancialCareers also provides professionals with career enhancement tools and resources, such as employer profiles, newsletters and salary surveys. eFinancialCareers also provides both professionals and graduating students with professional education and training materials.

ClearanceJobs.com is the leading secure job board dedicated to matching technology candidates with active or current U.S. government security clearances to the best hiring companies searching for security-cleared employees. ClearanceJobs.com provides professionals with many of the career development tools, such as resume writing tips and salary surveys, also offered on Dice.com. We believe ClearanceJobs.com has the largest and fastest-growing database of active security-cleared candidates available online, with approximately 79,000 resumes as of December 31, 2007. The majority of candidates with resumes in our database have high-level security clearances.

JobsintheMoney.com is a targeted career site for accounting and finance professionals in the United States. JobsintheMoney.com offers professionals and its customers many of the same tools offered on our other websites. JobsintheMoney.com has partnerships with many of the leading industry websites used by accounting and finance professionals, including Big4.com and Audit-Net.com.

We also operate Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology and security-cleared candidates in the United States. In 2007, Targeted Job Fairs produced more than 100 job fairs, at which it hosted a wide range of locally and nationally recognized companies and recruiters, offering them the opportunity to screen and hire highly qualified candidates face-to-face. A typical job fair hosts between 15 and 20 companies and between 250 and 300 professionals. In addition, Targeted Job Fairs coordinates private job fairs for individual companies desiring exclusive access to top quality candidates.

Marketing and Sales

Success in the highly competitive online recruiting business requires the creation of a marketplace attractive to both customers and professionals. We focus our marketing efforts on growing the number of professionals who visit our websites, which we believe increases the attractiveness of our websites to our customers. We primarily use targeted marketing, rather than broad-based advertising, to increase our brand awareness among professionals. For instance, in the case of Dice.com, we have launched substantial advertising campaigns on technology-focused websites, such as Tech Target, SourceForge and IT Toolbox, and on search engines. We also market our websites to professionals through the use of newsletters and industry pieces, such as The Dice Advisor and The ClearanceJobs Report, and through the use of products, such as daily “Job Alert” emails. Our job seeker marketing programs have helped us produce strong results in traffic and user activity.

Our customer marketing efforts are directed at targeted customer acquisition and have been effective in producing strong customer growth. We also employ marketing efforts directed at retaining our existing customers. eFinancialCareers has built its brand awareness through strategic relationships, but without significant spending on marketing and advertising. During 2007, we increased our direct marketing spend to approximately 16% of revenues for eFinancialCareers.com in order to increase its brand awareness. In addition to our sales efforts described below, our customer marketing efforts are conducted through direct mail and email campaigns, marketing and trade shows. For instance, we send over 800,000 emails and 100,000 pieces of direct mail to our existing and potential customers on a monthly basis. We also reach our customers through the use of direct marketing educational campaigns, which keep them aware of recruiting developments and practices.

Our sales efforts focus on further penetrating the market for recruiting and career development services. Our field sales group targets Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our in-house sales organization focuses on generating new business from recruiters and small and mid-size companies, renewing customer contracts and increasing the service levels that customers purchase, as well as servicing the needs of our largest clients. As of December 31, 2007, our sales organization employed 92 sales personnel in the United States and 23 in the rest of the world.

Customer Support

We believe we have differentiated ourselves from our competitors by providing extensive ongoing support to our customers. Our customers are assigned a customer support representative, who is the first point of contact after a sale is made. Our customer support efforts focus on training our customers on our products and services, because we believe customers will have a more compelling user experience if they are more familiar with our products and services. Our customer support representatives also assist customers, upon request, by building candidate searches and writing and editing customers’ job postings. Additionally, our customer support efforts focus on ensuring that the professionals who use our websites have positive experiences. For instance, our customer support department constantly reviews our websites for false or inaccurate job postings and performs other similar compliance functions. As of December 31, 2007, we had 47 customer support employees in the United States and 13 customer support employees in the rest of the world. We believe customers view our customer support functions as a strong, attractive attribute of our websites, with, as of December 2007, 80% satisfied with the customer support they have received, according to internal surveys.

Customers

We currently serve a diversified customer base consisting of approximately 11,000 customers. No customer for our career website services accounted for more than 1% of our revenues in 2007. Our customers include small, mid-sized and large direct employers and staffing companies, recruiting agencies and consulting firms. As of December 31, 2007, significant customers of Dice.com and ClearanceJobs.com included Accenture, Adecco, IBM, Lockheed Martin, Manpower, Raytheon, and Robert Half, and significant customers of eFinancialCareers.com included Bloomberg, Credit Suisse, Genworth Financial, McGregor Boyall, Merrill Lynch, Michael Page, SThree, Société Générale and Thomson Financial.

Technology

We use a variety of technologies to support our websites. Each system is designed so that it can be scaled by adding additional hardware and network capacity. We host our applications whenever possible on clustered, high availability hardware. All applications and data connections are monitored 24/7 for performance, responsiveness and stability.

Our primary operations facility is located within our Urbandale, Iowa office facilities in a limited access, temperature-controlled data center with emergency power generation capability. We maintain a backup system for website operations at our co-location center. We replicate website data at various times throughout the day to the co-location facility. Additionally, we have business resumption hardware and software in place at the co-location facility to ensure a smooth transition for the business in case of loss of our Urbandale operations center, and offsite data storage capabilities. We have robust firewalls and switchgear to provide network security, and have sought substantial expert assistance in their configuration and testing.

Competition

The market for recruiting services and employment advertising is highly competitive with multiple online and offline competitors. With the evolution of the online recruiting model, there has been an increasing need to provide ease of use and relevance to professionals, as well as an efficient and cost-effective recruitment method for direct employers, recruiters and staffing companies. Additionally, the further development of the Internet has made it easier for new competitors to emerge with minimal barriers to entry. Our ability to maintain our existing customer base and generate new customers depends to a significant degree on the quality of our candidate base, the quality of our services, our pricing and value-added products and services and our reputation among our customers and potential customers. Our competitors include:

•

generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder (owned by Microsoft, Gannett, Tribune and McClatchy), Monster.com, and Hotjobs.com (owned by Yahoo!) which, unlike specialized job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all their hiring needs through a single website;

•

newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards;

•	specialized job boards focused specifically on the industries we service, such as ComputerJobs.com, JustTechJobs.com and CareerBank.com; and

•	new and emerging competitors, such as aggregators of classified advertising, including SimplyHired, Indeed and Google; Craigslist; and social networking sites, such as LinkedIn.

Intellectual Property

We seek to protect our intellectual property through a combination of service marks, copyrights, trademarks and other methods of restricting disclosure of our proprietary or confidential information. We have no patents or patent applications pending for our current services and we do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers. We also seek to control access to and distribution of our technology, documentation and other proprietary information.

We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. We have registered the Dice trademark in the United States, Canada and the European community and the JOBSINTHEMONEY and CLEARANCEJOBS.COM trademarks in the United States. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions, including the EFINANCIALCAREERS mark. We have not registered the copyrights in the content of our websites, and do not intend to register such copyrights.

The steps we have taken to protect our copyrights, trademarks, service marks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and affect our competitive position. See Item 1A. “Risk Factors—Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.”

Regulation and Legislation

User Privacy

We collect, store and use a variety of information about both professionals and customers on our website properties. Within the websites, the information that is collected, stored and used has been provided by the professionals or customers with the intent of making it publicly available. We do not store credit card numbers on our websites, and we do not ask professionals or customers to supply social security numbers. Our business data is separated from website operations by a variety of security layers including network segmentation, access controls, and physical separation.

We post our privacy policies on our websites so that our users can access and understand the terms and conditions applicable to the collection, storage and use of information collected from users. Our privacy policies also disclose the types of information we gather, how we use it and how a user can correct or change their information. Our privacy policies also explain the circumstances under which we share this information and with whom. Professionals who register for our websites have the option of indicating specific areas of interest in which they are willing to receive offers via email or postal mail. These offers contain content created either by us or our third-party partners.

To protect confidential information and to comply with our obligations to our users, we impose constraints on our customers to whom we provide user data, which are consistent with our commitments to our users. Additionally, when we provide lists to third parties, including to our advertiser customers, it is under contractual terms that are consistent with our obligations to our users and with applicable laws and regulations.

U.S. and Foreign Government Regulation

Congress has passed legislation that regulates certain aspects of the Internet, including content, copyright infringement, user privacy, advertising and promotional activities, taxation, access charges, liability for third- party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services and intellectual property ownership.

CAN-SPAM Act. As of January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the “CAN-SPAM Act,” became effective. The CAN-SPAM Act regulates commercial emails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. The CAN-SPAM Act may apply to the marketing materials and newsletters that we distribute to our audience. At this time, we are applying the CAN-SPAM Act to our email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act.

The European Union also has enacted several directives relating to the Internet and various EU member states have implemented them with national legislation. In order to safeguard against the spread of certain illegal and socially harmful materials on the Internet, the European Commission has drafted the “Action Plan on Promoting the Safe Use of the Internet.” Other European Commission directives and national laws of several foreign governments address the regulation of privacy, e-commerce, security, commercial piracy, consumer protection and taxation of transactions completed over the Internet.

Employees

As of December 31, 2007, we had 308 employees, not including employees of our previous joint venture, CyberMedia Dice. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Operating Segments

We organize our businesses into the following operating segments, so defined due to similarities in the economic and geographical characteristics, and financial performance of the underlying brands.

•	DCS Online (72% of 2007 revenues)

•	eFinancialCareers (21% of 2007 revenues)

•	Other (7% of 2007 revenues)

The following table summarizes our operating revenues for our products and services, which are described in each of the subsequent operating segment discussions:

	Dice Holdings, Inc. (Successor)			Dice Inc. (Predecessor)
	Year Ended December 31,		Four months ended December 31, 2005	Eight months ended August 31, 2005
	2007	2006
Revenues:	(in thousands)
DCS Online	$102,215	$77,285	$16,433	$32,553
eFinancialCareers	29,658	2,924	—	—
Other	10,477	3,191	542	1,311

Total revenues from continuing operations	$142,350	$83,400	$16,975	$33,864

DCS Online consists of the Dice and ClearanceJobs career websites. Revenues are derived mostly from sales of recruitment packages to recruiters and employers, which is a combination of job posting slots and access to a searchable database of candidates. Revenues are also generated from the sale of classified job postings to recruiters and employers, along with website advertising.

•	Dice.com is the leading recruiting and career development website for technology and engineering professionals in the United States.

•	Clearancejobs.com is the leading recruiting and career development website for professionals with active U.S. government security clearances.

eFinancialCareers is the leading global recruiting and career development network of websites for capital markets and financial services professionals. Our eFinancialCareers reporting segment represents international operations, and is headquartered in the United Kingdom. eFinancialCareers serves the financial services industry throughout the world. Revenues are derived from the sale of job postings, access to a searchable database of candidates, and classified job postings, although not usually as a package.

Our Other reporting segment is comprised of JobsintheMoney, Targeted Job Fairs, and eFinancialCareers’ U.S. operations. Revenues are derived from sales of recruitment packages to recruiters and employers, which is a combination of job posting slots and access to a searchable database of candidates. Revenues are also generated from the sale of classified job postings to recruiters and employers, along with website advertising and job fair revenue.

•	eFinancialCareers.com (eFC US) is the leading global recruiting and career development network of websites for capital markets and financial services professionals in the United States.

•	JobsintheMoney.com (JITM) is a recruiting and career development website for accounting and finance professionals in the United States.

•

Targeted Job Fairs (TJF) is a producer and host of career fairs and open houses focused primarily on technology and security cleared candidates in the United States. Generally, these career fairs are marketed in conjunction with our specialized websites to target the professionals in the communities we serve.

Refer to the notes to our consolidated financial statements for a measure of profit and assets by segment.

Item 1A.	Risk Factors

We operate in a highly competitive developing market and we may be unable to compete successfully against existing and future competitors.

The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are approximately 40,000 job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder (owned by Microsoft, Gannett, Tribune and McClatchy), Monster.com, and HotJobs.com (owned by Yahoo!), which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as ComputerJobs.com, JustTechJobs.com and CareerBank.com. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards. In addition, we face competition from new and emerging competitors, such as aggregators of classified advertising, including SimplyHired, Indeed and Google; Craigslist; and social networking sites, such as LinkedIn. Many of our customers also seek to hire candidates directly. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, or the qualified professionals who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced. Additionally, job postings and resume posting in the career services industry are not marketed exclusively through any single channel, and accordingly, our competition could aggregate a set of postings similar to ours. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.

If we fail to maintain and develop our reputation and brand recognition our business could be adversely affected.

We believe that establishing and maintaining the identity of our brands, such as Dice and eFinancialCareers, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of Internet services similar to ours. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.

Our business is largely based on customers who purchase monthly or annual recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.

Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings or advertisements. Most of our revenues are generated by the fees we earn from our customers who purchase monthly or long-term recruitment packages. Our growth depends on our ability to retain our existing monthly and annual recruitment package customers and to increase the number of customers who purchase recruitment packages. Any of our customers may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. We cannot assure you that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses.

We may be adversely affected by cyclicality or an extended downturn in the United States or worldwide economy, or in or related to the industries we serve.

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Demand for these professionals, and professionals in the other vertical industries we serve, tends to be tied to economic cycles. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruiting of professionals in certain of the vertical industries we serve, such as technology. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2007, the seasonally unadjusted U.S. unemployment rate was 2.5% for computer related occupations, 3.2% in the finance sector and 5.0% overall, seasonally adjusted. Additionally, the labor market and certain of the industries we serve have historically experienced short term cyclicality. Increases in the unemployment rate, specifically in the technology, finance and other vertical industries we serve, cyclicality or an extended downturn in the economy could cause our revenues to decline. It is difficult to estimate the total number of passive or active job seekers or available jobs in the United States or abroad during any given period. If there is a labor shortage, qualified professionals may be less likely to seek our services, which could cause our customers to look elsewhere for attractive employees. Such labor shortages would require us to intensify our marketing efforts towards professionals so that professionals who post their resumes on our websites remain relevant to our customers, which would increase our expenses. Alternatively, if there is a shortage of available jobs, the number of job postings on our websites could decrease, causing our revenues to decline. Any economic downturn or recession in the United States or abroad for an extended period of time could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we fail to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, our revenues could decline.

The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience; education and skill set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated, with, as of January 2008, approximately 70% having a bachelor’s degree or higher. Our online surveys indicate that 72% of professionals who use Dice.com have more than five years of experience, almost half have more than 10 years of experience and most are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for candidates elsewhere, which could cause our revenues to decline.

Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business.

We derive almost all of our revenues from the purchase of recruitment products and services and employment advertising offered on our websites. As a result, our operations depend on our ability to maintain and protect our computer systems, most of which are located in redundant and independent systems in Urbandale, Iowa. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our operations are dependent in part on our ability to protect our operating systems against:

•	physical damage from acts of God;

•	terrorist attacks or other acts of war;

•	power loss;

•	telecommunications failures;

•	physical and electronic break-ins;

•	hacker attacks;

•	computer viruses or worms; and

•	similar events.

Although we maintain insurance against fires, floods and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, the occurrence of any of these events could result in interruptions, delays or cessations in service to users of our services, which could materially impair or prohibit our ability to provide our services and significantly impact our business. Additionally, overall Internet usage could decline if any well publicized compromise of security occurs or if there is a perceived lack of security of information, including credit card numbers and other personal information. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Despite our implementation of firewalls, switchgear and other network security measures, our websites, servers, databases and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. Although we will continue to enhance and review our computer systems to try to prevent unauthorized and unlawful intrusions, such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation of proprietary or personal information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, or alleviate, problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by computer viruses or other similar disruptive problems and we could inadvertently transmit viruses across our networks to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.

We may be liable with respect to the collection, storage and use of professionals’ personal information and our current practices may not be in compliance with proposed new laws and regulations.

Our business depends on our ability to collect, store, use and disclose personal data from the professionals who use our websites. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use and sale by various Internet companies of users’ personal information. While we believe we are in compliance with current law, we cannot ensure that we will not be subject to lawsuits or investigations for violations of law. Moreover, our current practices regarding the collection, storage and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state and foreign governments intended to limit the collection and use of user information. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our current practices relating to the collection, storage and use of user information. Our failure to comply with laws and regulations could also lead to adverse publicity and a loss of consumer confidence if it were known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our users had given to us. This could result in a loss of customers and revenue and materially impact the success of our business. Concern among prospective customers and professionals regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers and other personal information, could keep prospective customers from using our career services websites. Internet wide incidents or incidents with respect to our websites, including misappropriation of our users’ personal information, penetration of our network security, or changes in industry standards, regulations or laws could deter people from using the Internet or our websites to conduct transactions that involve confidential information, which could have a material adverse impact on our business. Additionally, the European Union (“EU”) has adopted a directive, and most of the EU states have adopted laws, that impose restrictions on the collection, use and disclosure of personal data concerning EU residents, and on any transfer of such data outside of the EU. In response to the directive and these laws, which prohibit the transfer of data to countries that are not deemed to have laws that adequately protect data subjects’ privacy rights, other countries have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal data that meet the EU’s standard for adequacy. Directives and privacy acts of these other countries may have an adverse effect on our ability to collect, use, disclose and transfer personal data from users in the applicable countries and consequently may have an adverse effect on our business.

We must adapt our business model to keep pace with rapid changes in the recruiting and career services business, including rapidly changing technologies and the development of new products and services.

Providing recruiting and career development services on the Internet is a relatively new and rapidly evolving business, and we will not be successful if our business model does not keep pace with new trends and developments. The adoption of recruiting and job seeking, particularly among those who have historically relied on traditional recruiting methods, requires acceptance of a new way of conducting business, exchanging information and applying for jobs. The number of customers and professionals utilizing our services has increased over at least the past three years. However, online recruiting may not continue to gain market acceptance at its current rate. If we are unable to adapt our business model to keep pace with changes in the recruiting business, or if we are unable to convince those who use traditional recruiting methods to use our online recruiting services, our business, results of operations, financial condition and liquidity could be materially adversely affected. Our success is also dependent on our ability to adapt to rapidly changing technology and to develop new products and services. Accordingly, to maintain our competitive position and our revenue base, we must continually modernize and improve the features, reliability and functionality of our service offerings and related products in response to our competitors. Future technological advances in the career services industry may result in the availability of new recruiting and career development offerings or increase in the efficiency of our existing offerings. Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements, and to develop and promote their products and services more effectively than we can. We may not be able to adapt to such technological changes or offer new products on a timely basis or establish or maintain competitive positions. If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations, financial condition and liquidity could be materially and adversely affected.

We have a substantial amount of indebtedness which could affect our financial condition.

As of December 31, 2007, we had $124.4 million of outstanding indebtedness under our Amended and Restated Credit Facility and we had the ability to borrow an additional $75.0 million. We used a portion of the proceeds from the Amended and Restated Credit Facility to pay a dividend of approximately $107.9 million in the aggregate, or $1.95 per share, to holders of our common stock and Series A convertible preferred stock and to make a payment of $4.6 million in the aggregate, or $1.95 per vested option, to holders of vested stock options in lieu of a dividend on March 23, 2007. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

Our substantial amount of indebtedness could limit our ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;

•	plan for, or react to, changes in our business and the industries in which we operate;

•	make future acquisitions or pursue other business opportunities; and

•	react in an extended economic downturn.

The terms of our Amended and Restated Credit Facility may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

Our Amended and Restated Credit Facility contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	pay dividends and make other restricted payments;

•	create liens;

•	make investments and acquisitions;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions;

•	hedge currency and interest rate risk; and

•	make capital expenditures.

Our Amended and Restated Credit Facility also requires us to maintain certain financial ratios. A failure by us to comply with the covenants or financial ratios contained in our Amended and Restated Credit Facility could result in an event of default under the facility which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our Amended and Restated Credit Facility, the lenders under our Amended and Restated Credit Facility will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under our Amended and Restated Credit Facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.

Our history of operations includes periods of operating and net losses, and we may incur operating and net losses in the future. Our significant net losses in periods prior to 2003 and the significant amount of indebtedness incurred by our predecessor led us to declare bankruptcy in early 2003.

We experienced operating and net losses from continuing operations of approximately $307,000 and $1.4 million, respectively, in the four month period ending December 31, 2005, due primarily to the negative impact of the deferred revenue adjustment we made at the time of the 2005 Acquisition and the increased amortization expense and interest expense incurred as a result of the 2005 Acquisition. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Additionally, on a pro forma basis, we experienced a net loss from continuing operations of $3.6 million for the year ended December 31, 2006. If we continue to suffer operating and net losses the trading price of our common stock may decline significantly. In addition, we had net losses from continuing operations of $16.4 million in 2002, primarily as a result of a decline in demand for the products and services Dice Inc. offered stemming from the severe and extended downturn in the general labor market and more specifically the technology labor market that began in 2001, and also due to the significant amount of indebtedness Dice Inc.’s predecessor had incurred. As a result on February 14, 2003, Dice Inc. filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code (the “Joint Plan of Reorganization”). The Joint Plan of Reorganization was confirmed by the Bankruptcy Court on June 24, 2003, and became effective as of the close of business on June 30, 2003, at which point Dice Inc. emerged from bankruptcy. Although we have managed to achieve an increase in revenues since Dice Inc. emerged from bankruptcy, we have also increased our operating expenses significantly, expanded our net sales and marketing operations, made significant acquisitions and have continued to develop and extend our online career services with the expectation that our revenues will grow in the future. We may not generate sufficient revenues to pay for all of these operating or other expenses, which could have a material adverse effect on our business, results of operations and financial condition.

If we are not able to successfully identify or integrate future acquisitions, including fully integrating the operations of eFinancialGroup, our management’s attention could be diverted, and our efforts to integrate future acquisitions could consume significant resources.

An important component of our strategy is to expand the geographic markets and the vertical sectors we serve and diversify the products and services we offer through the acquisition of other complementary businesses and technologies (for example the October 2006 eFinancialGroup Acquisition). Our further growth may depend in part on our ability to identify additional suitable acquisition candidates and acquire them on terms that are beneficial to us. We may not be able to identify suitable acquisition candidates or acquire them on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired business into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

•	expenses, delays and difficulties in integrating the operations, technologies and products of acquired companies;

•	potential disruption of our ongoing operations;

•	diversion of management’s attention from normal daily operations of the business;

•	inability to maintain key business relationships and the reputations of acquired businesses;

•	entry into markets in which we have limited or no prior experience and in which our competitors have stronger market positions; dependence on unfamiliar employees, affiliates and partners;

•	the amortization of the acquired company’s intangible assets;

•	insufficient revenues to offset increased expenses associated with the acquisition;

•	inability to maintain our internal standards, controls, procedures and policies;

•	reduction or replacement of the sales of existing services by sales of products and services from acquired business lines;

•	potential loss of key employees of the acquired companies;

•	difficulties integrating the personnel and cultures of the acquired companies into our operations; and

•	responsibility for the potential liabilities of the acquired businesses.

If any of these risks materialize, they could have a material adverse effect on our business, results of operations, financial condition and liquidity.

In addition, any acquisition of other businesses or technologies may require us to seek debt or equity financing. Such financing might not be available to us on acceptable terms, if at all. The global financial markets have recently experienced declining equity valuations and disruptions in the credit markets due to liquidity imbalances and repricing of risk, which may impact our ability to obtain additional financing on reasonable terms, if at all.

Our potential future growth may strain our resources

As our operations have expanded, we have experienced a rapid growth in our headcount. We grew from 128 employees at December 31, 2004 to 308 employees at December 31, 2007 (excluding employees of CyberMedia

Dice). We expect to continue to increase our headcount in the future. Our rapid growth has demanded and will continue to demand substantial resources and attention from our management, including improving our operational and financial systems and expanding, training, retaining and managing our employee base. If we do not effectively manage our growth and expand, train, retain and manage our employee base, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses and reduce our profitability.

Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.

Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our trademarks, trade names and service marks and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied for trademarks and service marks that we use in connection with our business, including DICE, CLEARANCEJOBS.COM and JOBSINTHEMONEY. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions, including the EFINANCIALCAREERS mark. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, which could adversely affect our business and reputation.

We could be subject to infringement claims that may result in costly litigation, the payment of damages or the need to revise the way we conduct business.

We cannot be certain that our technology, offerings, services or content do not or will not infringe upon the intellectual property rights of third parties and from time to time we receive notices alleging potential infringement. In seeking to protect our marks, copyrights, domain names and other intellectual property rights, or in defending ourselves against claims of infringement that may or may not be without merit, we could face costly litigation and the diversion of our management’s attention and resources. Claims against us could result in the need to develop alternative trademarks, content, technology or other intellectual property or to enter into costly royalty or licensing agreements, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. If we were found to have infringed on a third party’s intellectual property rights, among other things, the value of our brands and our business reputation could be impaired, and our business could suffer.

If we are unable to enforce or defend our ownership or use of intellectual property, our business, competitive position and operating results could be harmed.

The success of our business depends in large part on our intellectual property rights, including existing and future trademarks and copyrights, which are and will continue to be valuable and important assets of our business. Our business could be harmed if we are not able to protect the content of our databases and our other intellectual property. We have taken measures to protect our intellectual property, such as requiring our employees and consultants with access to our proprietary information to execute confidentiality agreements. In the future, we may sue competitors or other parties who we believe to be infringing our intellectual property. We may in the future also find it necessary to assert claims regarding our intellectual property. These measures may not be sufficient or effective to protect our intellectual property. We also rely on laws, including those regarding copyrights and trademarks to protect our intellectual property rights. Current laws, or the enforceability of such laws, specifically in foreign jurisdictions, may not adequately protect our intellectual property or our databases and the data contained in them. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights. Others may develop technologies similar or superior to our technology. A significant impairment of our intellectual property rights could require us to develop alternative intellectual property, incur licensing or other expenses or limit our product and service offerings.

We are controlled by two groups of principal stockholders whose interest in our business may be different than yours.

Together, the General Atlantic Stockholders and the Quadrangle Stockholders beneficially own approximately 70% of our outstanding common stock as of February 29, 2008. Accordingly, together the General Atlantic Stockholders and the Quadrangle Stockholders (collectively the “Principal Stockholders”) can exercise significant influence over our business policies and affairs, including the composition of our board of directors, and over any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. The concentration of ownership of the General Atlantic Stockholders and the Quadrangle Stockholders may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of the General Atlantic Stockholders and the Quadrangle Stockholders, even if such events are in the best interests of minority stockholders. In addition, in connection with our IPO, we entered into the Institutional and Management Shareholders Agreement, or the “Institutional Shareholder Agreement,” with the Principal Stockholders and certain of our officers and employees, which we refer to as the “Management Stockholders.” In accordance with the Institutional Shareholder Agreement, each of the Principal Stockholders has the right to designate up to (1) three members of our board of directors if such Principal Stockholder owns 17.5% or more of our common stock, (2) two members of our board of directors if it owns less than 17.5% but at least 10% of our common stock, and (3) one member of our board of directors if it owns less than 10% but at least 5% of our common stock. If a Principal Stockholder owns less than 5% of our common stock, it will no longer be entitled to designate members of our board of directors. Each Principal Stockholder has agreed to vote its shares in favor of the directors designated by the other Principal Stockholder in accordance with the terms of the agreement. Each Principal Stockholder will also have the right to designate one member of our Compensation Committee and one member of our Nominating and Corporate Governance Committee if such Principal Stockholder owns at least 5% of our common stock. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for more information. Our Institutional Shareholder Agreement and our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against our Principal Stockholders in a manner that would prohibit them from investing in competing businesses or doing business with our clients and customers. To the extent they invest in such other businesses, they may have differing interests than our other stockholders. For additional information regarding the share ownership of, and our relationship with, the General Atlantic Stockholders and the Quadrangle Stockholders, you should read the information under the headings Item 13. “Certain Relationships and Related Transactions and Director Independence.”

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the NYSE rules and, as a result, our stockholders will not have the protections afforded by these corporate governance requirements.

Together, the General Atlantic Stockholders and the Quadrangle Stockholders continue to control more than 50% of the voting power of our common stock. As a result, we are considered a “controlled company” for the purposes of the NYSE listing requirements and therefore we are permitted to opt out of the NYSE listing requirements that would otherwise require our board of directors to have a majority of independent directors and our Compensation and Nominating and Corporate Governance Committees to be comprised entirely of independent directors. For instance, our Chief Executive Officer is a member of our Nominating and Corporate Governance Committee. Additionally, the Institutional Shareholder Agreement requires us to take advantage of the controlled company exemption to the extent it remains available. Accordingly, our stockholders do not have the same protection afforded to stockholders of companies that are subject to all of the NYSE governance requirements and the ability of our independent directors to influence our business policies and affairs may be reduced. See Item 10. “Directors, Executive Officers and Corporate Governance.”

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant levels of legal, accounting and other expenses that we did not incur as a privately owned corporation. The Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”) and related rules of the Securities and Exchange Commission, the “Commission,” and the NYSE regulate corporate governance practices of public companies and impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. We expect that compliance with these public company requirements will increase our costs, require additional resources and make some activities more time consuming than they have been in the past when we were privately owned. We will be required to expend considerable time and resources complying with public company regulations.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We launched a project to satisfy the requirements of Section 404 of Sarbanes Oxley and the related rules of the Commission, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. During the course of documentation and testing, we may identify deficiencies that we may be unable to remedy before the requisite deadline for those reports. Our auditors have not conducted an audit of our internal control over financial reporting. Any failure to remediate deficiencies noted by our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

We are dependent on the continued service of key executives and technical personnel whose expertise would be difficult to replace and, if we fail to retain key executives and personnel, there could be a material adverse effect on our business.

Our performance is substantially dependent on the performance of senior management and key technical personnel. We have employment agreements, which include non-compete provisions, with all members of senior management and certain key technical personnel. However, we cannot assure you that any of these senior managers or others will remain with us or that they will not compete with us in the event they cease to be employees, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, we have not purchased key person life insurance on any members of our senior management. Our future success also depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled technical, management, product and technology, and sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. There has in the past been, and there may in the future be, a shortage of qualified personnel in the career services market. We also compete intensely for qualified personnel with other companies. A loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have a material adverse effect on our business.

Our business is subject to U.S. and foreign government regulation of the Internet and taxation, which may have a material adverse effect on our business.

Congress and various state and local governments, as well as the European Union, have passed legislation that regulates various aspects of the Internet, including content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations are also considering legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. A number of proposals have been made at the state and local level that would impose taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of commerce over the Internet and could adversely affect our business, future results of operations, financial condition and liquidity. A law imposing a three-year moratorium on new taxes on Internet based transactions was enacted by Congress in October 1998. The moratorium was extended by Congress three different times with the expiration now being in 2014. This moratorium relates to new taxes on Internet access fees and state taxes on commerce that discriminate against out-of-state websites. Sales or use taxes imposed upon the sale of products or services over the Internet are not affected by this moratorium. We may be subject to restrictions on our ability to communicate with our customers through email and phone calls. Several jurisdictions have proposed or adopted privacy related laws that restrict or prohibit unsolicited email or “spam.” These laws may impose significant monetary penalties for violations. For example, the CAN-SPAM Act of 2003, or “CAN-SPAM,” imposes complex and often burdensome requirements in connection with sending commercial email. Key provisions of CAN-SPAM have yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices or services we offer or may offer. Although CAN-SPAM is thought to have preempted state laws governing unsolicited email, the effectiveness of that preemption is likely to be tested in court challenges. If any of those challenges are successful, our business may be subject to state laws and regulations that may further restrict our email marketing practices and the services we may offer. The scope of those regulations is unpredictable. Because a number of these laws are relatively new and still in the process of being implemented, we do not know how courts will interpret these laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. Increased regulation of the Internet may therefore reduce the use of the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations, financial condition and liquidity.

We face risks relating to our foreign operations.

As a result of the eFinancialGroup Acquisition, we operate an additional 14 websites around the world. For the year ended December 31, 2007, approximately 21% of our total revenues were generated outside of the United States. Such amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar, which could affect our results of operations. To date, we have not engaged in exchange rate hedging activities and our Amended and Restated Credit Facility contains a restrictive covenant which limits our ability to hedge currency risk. Even were we to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

•	difficulties in staffing and managing foreign operations;

•	competition from local recruiting services or employment advertising agencies;

•	operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	language and cultural differences;

•	taxation issues;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	difficulties in enforcing intellectual property rights in countries other than the United States; and

•	general political and economic trends.

A write-off of all or a part of our goodwill would hurt our operating results and reduce our net worth.

We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2007, we had $159 million of goodwill on our balance sheet, which represented approximately 47% of our total assets. We are not permitted to amortize goodwill under U.S. accounting standards and instead are required to review goodwill at least annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off in future periods of all or a part of our goodwill would hurt our operating results and net worth. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any properties. Our corporate headquarters are located at 3 Park Avenue, New York, New York. We currently lease approximately 5,000 square feet at our corporate headquarters, under a lease expiring in March 2009. We lease approximately 37,000 square feet of office space in two facilities in Urbandale, Iowa under two separate lease arrangements. We lease approximately 10,000 square feet of space to house our eFinancialCareers operation in London, England. We also have small sales offices in Cincinnati, Ohio; Singapore; and Sydney, Australia.

We believe that our facilities are generally adequate for current and anticipated future use, although we may from time to time lease additional facilities as operations require.

Item 3.	Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Company

Set forth below is information relating to the Company’s executive officers as of February 29, 2008.

Name	Age	Position
Scot W. Melland	45	Chairman, President and Chief Executive Officer
Michael P. Durney	45	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Thomas Silver	48	Senior Vice President, Marketing and Customer Service
Brian P. Campbell	43	Vice President, Business and Legal Affairs, General Counsel and Secretary
Constance Melrose	54	Vice President, Treasury and Strategic Planning
Paul Melde	47	Vice President of Technology
John Benson	47	Chief Executive Officer—eFinancialCareers; Managing Director—Dice International

Scot W. Melland has been our President and Chief Executive Officer and a Director since joining our predecessor, Dice Inc., in April 2001. Prior to joining the Company, he served as President and Chief Executive Officer of Vcommerce Corporation since 1999. From 1996 to 1999, he served as Vice President and later Senior Vice-President Interactive Services for Cendant Corporation. Previously, Mr. Melland served as Vice President, Investments and Alliances for Ameritech (now AT&T). Mr. Melland began his career as a consultant, joining McKinsey & Company in 1985. He is a member of the boards of directors of Globalspec, Inc. and Career Resources Inc., a nonprofit workforce development agency in Connecticut. He holds a B.S. in economics from the University of Pennsylvania and a M.B.A. from Harvard University’s Graduate School of Business Administration. Mr. Melland served as Dice Inc.’s President and Chief Executive Officer at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company.”

Michael P. Durney has been our Senior Vice President, Finance and Chief Financial Officer since joining our predecessor, Dice Inc., in June 2000 and Treasurer since July 2002. Prior to joining the Company, he held the position of Vice President and Controller of USA Networks, Inc. (now known as IAC/InterActiveCorp.) from 1998 to 2000. Mr. Durney’s previous experience includes being the Chief Financial Officer of Newport Media, Inc. from 1996 to 1998, Executive Vice President, Finance of Hallmark Entertainment, Inc. from 1994 to 1996 and Vice President, Controller of Univision Television Group, Inc. from 1989 to 1994. Mr. Durney started his finance career at the accounting firm of Arthur Young & Company in 1983. He is a member of the board of directors of the Technology Association of Iowa. In addition, he is a member of the Advisory Council of the School of Business and a member of the board of directors of the College Foundation at the State University of New York at Oswego. Mr. Durney holds a B.S. degree in accounting from the State University of New York in Oswego. Mr. Durney served as Dice Inc.’s Senior Vice President, Finance, Chief Financial Officer and Treasurer at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company.”

Thomas M. Silver has been our Senior Vice President of Marketing and Customer Support since joining our predecessor, Dice Inc., in July 2001. Bringing more than 20 years of executive marketing and management experience, Mr. Silver is responsible for overseeing our marketing and advertising, telesales, product management, corporate communications and public relations efforts. Additionally, Mr. Silver manages all aspects of customer service to ensure optimal performance for our client base. He is a graduate of Cornell University and holds a M.B.A. from New York University School of Business. Mr. Silver served as Dice Inc.’s Senior Vice President of Marketing and Customer Support at the time it filed its voluntary petition under Chapter

11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company.”

Brian P. Campbell has been our Vice President, General Counsel and Corporate Secretary since joining our predecessor, Dice Inc., in January 2000 and has been Vice President, Business and Legal Affairs since June 2003. Mr. Campbell is responsible for managing our legal affairs, including intellectual property, mergers and acquisitions, strategic alliances, corporate securities, real estate, litigation and employment law, as well as supervising outside counsel. Mr. Campbell also oversees our privacy initiatives. Prior to joining the Company, Mr. Campbell served as Vice President, General Counsel and Corporate Secretary at CMP Media, where he worked since 1995. From 1988 to 1995, Mr. Campbell worked as a Corporate Associate at the law firm of Mudge, Rose, Guthrie, Alexander and Ferdon. He earned a J.D. from St. John’s University School of Law and a B.A. from the University of Virginia. Mr. Campbell served as Dice Inc.’s Vice President, General Counsel and Secretary at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company.”

Constance Melrose has been our Vice President, Treasury and Strategic Planning since July 2003. She is responsible for strategic planning and corporate development, as well as for investment management, bank relations and related corporate finance activities. Ms. Melrose previously served as our Vice President, Treasury and Investor Relations, having joined our predecessor, Dice Inc., in March 1999. Ms. Melrose has over 20 years experience in corporate finance, investor relations and corporate development. She earned a Bachelor of Arts degree in English literature from Princeton University and a M.B.A. in finance and accounting from The Wharton School. Ms. Melrose served as an executive officer of Dice Inc. at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and continued to serve as an executive officer upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company.”

Paul Melde has been our Vice President of Technology since joining our predecessor, Dice Inc., in June 2000. Mr. Melde is responsible for information technology operations and oversees software development, business systems, site operations, systems management and telecommunications. He has more than 15 years of information technology management experience. Mr. Melde received both his B.S. and M.A. from Iowa State University. Mr. Melde served as Dice Inc.’s Vice President of Technology at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company.”

John Benson joined our company when we acquired eFinancialGroup in October 2006. Mr. Benson founded eFinancialCareers in 2000 and has been its Chief Executive Officer since 2001. He is also the Managing Director of our international operations. He has over 20 years experience in the publishing and finance industries. Mr. Benson holds a M.A. from Edinburgh University in Scotland.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE and commenced trading on July 18, 2007 under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock. The high and low quarterly closing sales prices for the common stock for 2007 were as follows:

	2007
	Third Quarter	Fourth Quarter
Low	7.81	7.95
High	13.90	13.09

Holders

As of February 29, 2008, there were 56 stockholders of record of our common stock and the last reported sale price of our stock as reported by the NYSE was $7.27. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

Dividend Policy

While we did declare and pay dividends prior to our IPO, we have not declared or paid any cash dividends on our stock as a public company. We currently anticipate that all future earnings will be retained by the Company to support our growth strategy. Accordingly, we do not anticipate paying periodic cash dividends on our stock for the foreseeable future.

Furthermore, we are restricted by our current financing agreement from paying cash dividends.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions.

Repurchases of Equity Securities

We did not repurchase any equity securities during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Use of Proceeds

We completed an IPO of our common stock under a Registration Statement on Form S-1, as amended (File No. 333-141876), which became effective on July 17, 2007. The aggregate offering price of the common stock sold by us resulted in net proceeds of approximately $81.0 million to us. We used $51.0 million of the net proceeds from our IPO to repay outstanding indebtedness under our Amended and Restated Credit Facility and $30 million will be used for working capital and general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information required by this item as of December 31, 2007 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	8,038,280	$1.95	2,031,012
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	8,038,280	$1.95	2,031,012

See also Item 7. “Management Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on July 18, 2007 (the date on which our common stock was first traded on the New York Stock Exchange) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on July 17, 2007. All values assume reinvestment of the full amount of all dividends, if any.

Comparative Returns

The returns shown on the graph do not necessarily predict future performance.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report.

The following consolidated statements of operations data for the six months ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2003 have been derived from the audited consolidated financial statements and related notes of Dice Inc. (“Predecessor”) that do not appear in this annual report. The consolidated statements of operations data for the year ended December 31, 2004, and the eight months ended August 31, 2005, and the consolidated balance sheet data as of December 31, 2004 have been derived from the audited consolidated financial statements and related notes of Dice Inc. (“Predecessor”), that do not appear in this annual report. The consolidated statement of operations for the eight months ended August 31, 2005 and the consolidated balance sheet data as of August 31, 2005 have been derived from the audited consolidated financial statements and related notes of Dice Inc. (“Predecessor”), which are included elsewhere in this annual report. The consolidated statements of operations data for the four months ended December 31, 2005 and the years ended December 31, 2006 and 2007 and the consolidated balance sheet data as of December 31, 2006 and 2007 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc. (“Successor”), which are included elsewhere in this annual report. The consolidated balance sheet data as of December 31, 2005 has been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc. (“Successor”), which is not included in this annual report.

The consolidated statement of operations data for the six months ended June 30, 2003 and the consolidated balance sheet data as of June 30, 2003 have been derived from the unaudited consolidated financial statements of our predecessor company, Dice Inc. (“Pre-reorganization”) that do not appear in this annual report. We have prepared these unaudited consolidated financial statements on the same basis as our audited financial statements. In the opinion of management, our unaudited consolidated financial statement includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information.

	Dice Holdings, Inc. (Successor)			Dice Inc. Reorganized (Predecessor)			Dice Inc. (Pre- reorganization)(1)
	For the year ended December 31,		For the four months ended December 31, 2005	For the eight months ended August 31, 2005(3)	For the year ended December 31, 2004(2)	For the six months ended December 31, 2003	For the six months ended June 30, 2003
	2007	2006(4)
Revenues	$142,350	$83,400	$16,975	$33,864	$32,232	$10,276	$11,323

Operating expenses:
Cost of revenues	8,647	4,628	1,181	2,358	2,392	1,060	1,059
Product development	4,188	2,359	597	1,048	1,557	379	392
Sales and marketing	53,427	33,456	8,106	13,708	15,002	5,467	4,951
General and administrative	19,194	10,263	2,880	4,612	6,246	2,478	3,695
Depreciation	2,971	1,699	350	956	2,030	1,749	2,131
Amortization of intangible assets	19,051	13,092	4,168	1,112	1,378	671	1,230
Impairment of intangible assets	2,879	—	—	—	—	—	9.5 (170)

Total operating expenses	110,357	65,497	17,282	23,794	28,605	11,804	13,288

Operating income (loss)	31,993	17,903	(307)	10,070	3,627	(1,528)	(1,965)
Interest expense	(13,104)	(4,788)	(1,914)	(15)	(44)	—	(723)
Interest income	1,047	234	42	479	237	12	103
Other income (expense)		—	(105)	(160)	(17)	170	3,950

Income (loss) from continuing operations before income taxes	19,936	13,349	(2,284)	10,374	3,803	(1,346)	1,365
Income tax expense (benefit)	6,692	5,110	(839)	4,325	2,162	—	—

Income (loss) from continuing operations	$ 13,244	$ 8,239	$(1,445)	$6,049	$1,641	$(1,346)	$1,365

Discontinued operations:
Income (loss) from discontinued operations	(1,584)	(2,767)	(577)	(666)	267	16	26
Income tax benefit (expense) from discontinued operations	3,981	1,010	211	258	(106)	—	—
Minority interest in net loss (income) of subsidiary	(134)	296	89	224	—	—	—

Income (loss) from discontinued operations, net of tax	2,263	(1,461)	(277)	(184)	161	16	26
Net income (loss)	15,507	6,778	(1,722)	5,865	1,802	(1,330)	1,391
Convertible preferred stock dividends	(107,718)	(11,180)	—	—	—	—	—

Income (loss) attributable to common stockholders	$(92,211)	$(4,402)	$(1,722)	$5,865	$1,802	$(1,330)	$1,391

Basic earnings (loss) per share (5):
From continuing operations	$(3.34)	$(31.89)	$(15.67)	$302.56	$82.08	$(67.31)	$0.12
From discontinued operations	0.08	(15.86)	(3.00)	(9.20)	8.05	0.80	—

	$(3.26)	$(47.75)	$(18.67)	$293.36	$90.13	$(66.51)	$0.12

Diluted earnings (loss) per share (5):
From continuing operations	$(3.34)	$(31.89)	$(15.67)	$270.51	$77.27	$(67.31)	$0.12
From discontinued operations	0.08	(15.86)	(3.00)	(8.23)	7.58	0.80	—

	$(3.26)	$(47.75)	$(18.67)	$262.28	$84.85	$(66.51)	$0.12

Weighted average shares outstanding:
Basic	28,256,084	92,200	92,200	19,993	19,997	19,997	11,136,122
Diluted	61,416,240	59,873,047	51,632,000	22,362	21,238	19,997	11,136,122

	Dice Holdings, Inc. (Successor)			Dice Inc. Reorganized (Predecessor)			Dice Inc. (Pre- reorganization)(1)
	For the year ended December 31,		For the four months ended December 31, 2005	For the eight months ended August 31, 2005(3)	For the year ended December 31, 2004(2)	For the six months ended December 31, 2003	For the six months ended June 30, 2003
	2007	2006(4)
Other Financial Data:
Net cash provided by operating activities from continuing operations	59,497	38,850	7,922	16,262	14,017	3,245	1,253
Depreciation and amortization	22,022	14,791	4,518	2,068	3,408	2,420	3,361
Capital expenditures	(3,521)	(2,649)	(556)	(1,756)	(1,046)	(144)	(277)
Net cash provided by (used for) investing activities from continuing operations	(2,754)	(66,396)	(164,738)	5,452	(9,597)	(1,901)	(278)
Net cash provided by (used for) financing activities from continuing operations	(1,167)	27,964	160,381	(61)	(411)	(300)	(345)
Deferred revenue (6)	46,230	34,383	16,947	15,576	10,358	5,434	4,487

	Dice Holdings, Inc. (Successor)			Dice Inc. Reorganized (Predecessor)			Dice Inc. (Pre- reorganization)(1)
	At December 31, 2007	At December 31, 2006	At December 31, 2005	At August 31, 2005	At December 31, 2004	At December 31, 2003	At June 30, 2003
Balance Sheet Data:
Cash and cash equivalents	$57,525	$5,684	$3,324	$33,940	$11,945	$8,202	$7,143
Goodwill and intangible assets, net	238,345	256,626	186,346	16,098	17,567	17,661	—
Total assets	341,587	302,327	207,818	64,562	52,090	39,923	40,327
Long-term debt, including current portion	124,400	89,000	49,000	—	—	—	—
Total stockholders’ equity	120,627	134,335	110,261	41,432	35,460	33,171	34,482

(1)	On February 14, 2003, our Predecessor, Dice Inc., filed a voluntary petition for bankruptcy under Chapter 11 of Title 11 of the United States Bankruptcy Code. Its Joint Plan of Reorganization became effective on June 30, 2003. The periods presented prior to June 303, 2003 have been designated “pre-reorganized,” and reflect our Predecessor’s accounts prior to the effectiveness of its Joint Plan of Reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. The periods on or after June 303, 2003 reflect our accounts after the 32003 Reorganization and have been designated “Reorganized”. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company” for additional information.
(2)	Reflects the acquisition of ClearanceJobs in September 2004.
(3)	Reflects the acquisition of Targeted Job Fairs in January 2005.
(4)	Reflects the eFinancialGroup Acquisition on October 31, 2006.
(5)	Basic and diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding for the period.
(6)	Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects our increased ability to sign customers to long-term contracts. We recorded deferred revenue of $16.1 million on our consolidated balance sheet, as of August 31, 2005, prior to purchase accounting adjustments related to the 2005 Acquisition. As required by generally accepted accounting principles in the United States, or “U.S. GAAP,” in determining the fair value of the liabilities assumed under purchase accounting, the acquired deferred revenue is to be recorded at fair value to the extent it represents an assumed legal obligation. We estimated our obligation related to deferred revenue as a result of the 2005 Acquisition using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill our deferred revenue obligation in connection with the 2005 Acquisition were based on our expected future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $6.0 million, to $10.1 million. The reduction negatively impacted revenues by $3.6 million and $2.1 million for the periods ended December 31, 2005 and 2006, respectively. Similarly, we recorded deferred revenue for eFinancialGroup at the date of the acquisition of $3.6 million, prior to purchase accounting adjustments. We estimated our obligation related to deferred revenue based on future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue for eFinancialGroup by $2.4 million, to $1.2 million. The reduction negatively impacted revenues by $1.5 million and $918,000 during the year ended December 31, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, and the failure to attract qualified professionals or grow the number of qualified professionals who use our websites. These factors and others are discussed in more detail in this Annual Report on Form 10-K under the headings “Risk Factors,” and “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading provider of specialized career websites for select professional communities. We target employment categories in which there is a long-term scarcity of highly skilled, highly qualified professionals relative to market demand. Our career websites serve as online marketplaces where employers and recruiters find and recruit prospective employees, and where professionals find relevant job opportunities and information to further their careers. Each of our career websites offers job postings, content, career development and recruiting services tailored to the specific needs of the professional community that it serves. Our largest websites by revenue are Dice.com, the leading career website in the United States for technology and engineering professionals, and eFinancialCareers.com, the leading global career website for capital markets and financial services professionals, headquartered in the United Kingdom and serving the financial services industry in various markets around the world.

Our Company

Through our predecessors, we have been in the technology recruiting and career development business for 17 years. In 1999, the Dice.com service was acquired by Earthweb Inc., an Internet technology content provider, which at the time of the acquisition was a publicly held company with its common stock traded on the NASDAQ National Market. During 2000, Earthweb Inc. (which subsequently changed its name to Dice Inc.) made a strategic decision to focus on technology recruiting and career development and exited the technology content-based business.

From its inception through 2003, Dice Inc. sustained net operating losses and negative cash flows and during that period was primarily dependent upon its ability to raise debt and equity financing through public or private offerings in order to fund its operations. In addition, beginning in 2001, Dice Inc.’s liquidity issues worsened as a result of a decline in the demand for its products and services stemming from the downturn in the general labor market and more specifically in the technology labor market and due to the significant amount of indebtedness Dice Inc.’s predecessor had incurred. As a result, in 2002 Dice Inc. began pursuing discussions with the largest holder of its then outstanding debt securities regarding a pre-packaged Chapter 11 plan of reorganization under the United States Bankruptcy Code.

On February 14, 2003, Dice Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with respect to its pre-packaged plan of reorganization. The Joint Plan of Reorganization was confirmed by the Bankruptcy Court on June 24, 2003, and became effective on June 30, 2003. In accordance with the Joint Plan of Reorganization, Dice Inc.’s pre-bankruptcy debt securities were eliminated in exchange for 95% of the common stock of the reorganized Dice Inc., with the remaining 5% of this common stock issued to the 130 largest holders of Dice Inc.’s pre-bankruptcy capital stock. The Dice Inc. stockholders who were not among the 130 largest holders received a pro rata allocation of $50,000. Under the Joint Plan of Reorganization all of Dice Inc.’s pre-bankruptcy capital stock, options and debt securities were cancelled upon its emergence from bankruptcy and Dice Inc. emerged from bankruptcy as a privately-held company.

In September 2004, Dice Inc. acquired substantially all of the assets of ClearanceJobs.com, the leading recruiting and career development website for professionals with active U.S. Government security clearances, and in January 2005, acquired substantially all of the assets of Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology and security-cleared candidates in the United States.

Dice Holdings, Inc. was incorporated on June 28, 2005 by investment funds organized by the General Atlantic Stockholders and the Quadrangle Stockholders. On August 31, 2005, Dice Holdings, Inc. purchased all of the outstanding common stock of Dice Inc. from its stockholders, and Dice Inc. became its wholly-owned subsidiary. Dice Holdings, Inc. is a holding company and its assets consist substantially of the capital stock of its three operating subsidiaries, Dice Inc., eFinancialGroup Limited and JobsintheMoney.com, Inc.

On October 31, 2006, Dice Holdings, Inc. acquired all of the outstanding capital stock of eFinancialGroup. eFinancialGroup operated the career websites eFinancialCareers.com, which targets capital markets and financial services professionals and employers worldwide, and JobsintheMoney.com, which targets the financial and accounting job market in the United States, and a financial publishing business, eFinancialNews. As consideration for the acquisition, Dice Holdings, Inc. paid the stockholders of eFinancialGroup £56.5 million (or approximately $106.3 million at the exchange rate in effect on October 31, 2006) in cash and issued 3,628,992 shares of its Series A convertible preferred stock valued at $25.2 million. Immediately after the acquisition, Dice Holdings, Inc. sold eFinancialNews back to certain of eFinancialGroup’s former stockholders for approximately $41.6 million in cash. Operating results of eFinancialGroup and JobsintheMoney occurring subsequent to the eFinancialGroup Acquisition are included in the consolidated operating results of Dice Holdings, Inc. Total consideration for eFinancialGroup, excluding eFinancialNews, was $89.9 million (which amount includes the value of 3,628,992 shares of the Series A convertible preferred stock of Dice Holdings, Inc. issued as partial consideration for the eFinancialGroup Acquisition).

We have provided certification test preparation and assessment products for technology professionals through our subsidiary, MeasureUp. In February 2007, we decided to abandon the MeasureUp business after assessing the long-term economic viability of MeasureUp in light of its projected operating losses and the lack of an operational or strategic fit with our core business, and after unsuccessfully attempting to sell the business. We ceased all significant business activities of MeasureUp on March 30, 2007. We reclassified our historical financial statements to present MeasureUp as a discontinued operation. Revenue for MeasureUp for the year ended December 31, 2007 and 2006 totaled $835,000 and $3.5 million, respectively, and $822,000 for the period ended December 31, 2005.

CyberMediaDice Careers Limited was a joint venture between Dice India and CyberMedia (India) Limited (“CyberMedia”), and the largest targeted vertical career website for technology professionals in India. During the fourth quarter 2007, we decided to exit the joint venture. As of December 31, 2007, agreements to sell Dice India’s interest in CMD to an affiliate of CyberMedia were signed, with several conditions precedent that needed to be fulfilled prior to completion of the transaction. We executed the sale on January 28, 2008, following the completion of all legal documents and conditions of the sale. The CMD transaction meets the definition of “held for sale”, pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived

Assets. Accordingly, CMD is classified as discontinued operations for all periods presented. Revenue for Dice India for the years ended December 31, 2007 and 2006 and period ended December 31, 2005 were $501,000, $260,000 and $27,000, respectively. Dice India experienced operating losses of $1.3 million, $1.3 million and $274,000, respectively over the same periods.

We have identified two reportable segments under Statement of Financial Accounting Standards, or “SFAS,” No. 131, Disclosures about Segments of an Enterprise and Related Information, based on our operating structure. Our reportable segments include DCS Online (which includes Dice.com and ClearanceJobs.com) and eFinancialCareers’ international business. Targeted Job Fairs, JobsintheMoney, and eFinancialCareers U.S. operations do not meet certain quantitative and qualitative thresholds, and therefore are reported in the aggregate in the Other segment.

Our Revenues and Expenses

We derive the substantial majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. In the United States, we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. Internationally, our job postings and access to our resume databases are often sold separately and not as a single package. We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At December 31, 2007, Dice.com had approximately 8,700 total recruitment package customers and our other websites collectively served approximately 2,600 customers, including some customers who are also customers of Dice.com, as of the same date. Our revenues from continuing operations have grown significantly from $32.2 million in 2004 to $142.4 million in 2007, greater than 64% CAGR.

The key factors influencing our revenue growth over this period are:

•

the increased adoption of our services by direct employers, staffing companies and recruiting firms that seek to recruit, place, or hire professionals in the communities we serve, which contributed to an increase in revenues of approximately $70 million; and

•	the eFinancialGroup Acquisition, which contributed to an increase in revenues of $36.4 million.

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

Critical Accounting Policies

This discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, goodwill and intangible assets, stock-based compensation and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe are reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenues, under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin, or “SAB,” No. 104, Revenue Recognition, when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Payments received in advance of services being rendered are recorded as deferred revenue and recognized generally on a straight-line basis over the service period. We generate a majority of our revenue from the sale of recruitment packages.

Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on the dice.com, clearancejobs.com, efinancialcareers.com, and jobsinthemoney.com. Certain of our arrangements include multiple deliverables, which consist of access to job postings and access to a searchable database of resumes. In the absence of higher-level specific authoritative guidance, we determine the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within our control. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage, if shorter.

Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects our increased ability to sign customers to long-

term contracts. We recorded deferred revenue of $16.1 million on our consolidated balance sheet, as of August 31, 2005, prior to purchase accounting adjustments related to the 2005 Acquisition. As required by U.S. GAAP, in determining the fair value of the liabilities assumed under purchase accounting, the acquired deferred revenue is to be recorded at fair value to the extent it represents an assumed legal obligation. We estimated our obligation related to deferred revenue as a result of the 2005 Acquisition using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill our deferred revenue obligation in connection with the 2005 Acquisition were based on our expected future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $6.0 million, to $10.1 million. The reduction negatively impacted revenues by $3.6 million and $2.1 million for the periods ended December 31, 2005 and 2006, respectively. Similarly, we recorded deferred revenue for eFinancialGroup at the date of the acquisition of $3.6 million, prior to purchase accounting adjustments. We estimated our obligation related to deferred revenue based on future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue for eFinancialGroup by $2.4 million, to $1.2 million. The reduction negatively impacted revenues by $1.5 million and $918,000 during the years ended December 31, 2007 and 2006, respectively.

Fair Value of Acquired Businesses

We completed the acquisition of Dice Inc. in 2005 and eFinancialGroup in 2006. Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.

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

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Acquisition was completed by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online reporting unit. The goodwill at the other reporting units, eFinancialCareers’ international business and eFinancialCareers’ U.S. operations was the result of the eFinancialGroup Acquisition which occurred in October 2006. The first annual test of impairment of goodwill from the eFinancialGroup Acquisition was completed as of October 2007.

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

We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The annual impairment test as of August 2007, validated the asset’s carrying value.

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

At December 31, 2007, our unused net operating loss carry forward for federal income tax purposes was approximately $31.8 million, and will begin to expire in 2011. The amount and availability of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. We have determined that the Section 382 limitation created by various ownership changes limits certain of the net operating losses that are available to be used on a prospective basis to $20.6 million per year. However, due to the carry forward of losses subsequent to the acquisition of Dice Inc. on August 31, 2005, we have further determined there is no limitation on the $31.8 million net operating losses.

Stock and Stock-Based Compensation

We have granted stock options to certain of our employees and directors under our 2005 Omnibus Stock Plan and our 2007 Equity Award Plan. We adopted SFAS No. 123 (Revised 2004), Share-Based Payment, or “SFAS 123(R),” upon inception of Dice Holdings, Inc. Prior to September 1, 2005, we accounted for our stock-based awards using the intrinsic value method prescribed in Accounting Principles Board, or “APB,” Opinion No. 25 and related interpretations. Under the intrinsic value method, compensation expense was measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. Compensation expense was recorded for stock options awarded to employees in return for employee service. The expense was measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the employee service period, which is the vesting period. The fair value of options granted was estimated on the grant date using Black-Scholes option-pricing model. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant.

The fair value of options granted during the years ended December 31, 2007 and 2006 and the four months ended December 31, 2005, was estimated on the grant date using Black-Scholes option-pricing model with the weighted average assumptions in the table below. Because our stock was not publicly traded during all of the periods during which options were granted, the average historical volatility rate for a similar entity was used. The expected life of the options granted was derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Period Ended December 31,
	2007	2006	2005
The weighted average fair value of options granted	$1.41	$1.52	$0.60
Dividend yield	0.00%	0.00%	0.00%
Weighted average risk-free interest rate	4.62%	4.64%	4.52%
Weighted average expected volatility	35.54%	36.84%	38.80%
Expected life (in years)	4	4	4

Valuation of Capital Stock

Significant Factors, Assumptions, and Methodologies Used in Determining the Fair Value of our Capital Stock.

Subsequent to our IPO, the fair value of our common stock on the date options were granted was determined based on the closing price of our stock on the grant date or based on the average of the high and low price for the day prior to the grant date, depending on which plan the options were issued under. Prior to our IPO, members of our management possessing the requisite valuation experience estimated the fair value of our capital stock. We did not obtain contemporaneous valuations prepared by an unrelated valuation specialist at the time of each stock option issuance because we believed our management possessed the requisite valuation expertise to prepare a reasonable estimate of the fair value of the interests at the time of each issuance since inception. When determining the fair value of our common stock, we follow the guidance prescribed by the American Institute of Certified Public Accountants in its practice aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation,” (the “Practice Aid”).

According to paragraph 11 of the Practice Aid, quoted market prices in active markets are the best evidence of fair value of a security and should be used as the basis for the measurement of fair value, if available. Since quoted market prices for our securities were not available prior to our July 2007 public offering, the estimate of fair value was based on the best information available at the time of the valuation, including prices for similar securities and the results of using other valuation techniques. Privately held enterprises or shareholders sometimes engage in arm’s-length cash transactions with unrelated parties for the issuance or sale of their equity securities, and the cash exchanged in such a transaction is, under certain conditions, an observable price that serves the same purpose as a quoted market price. Those conditions are (a) the equity securities in the transaction are the same securities as those with which the fair value determination is being made, and (b) the transaction is a current transaction between willing parties. To the extent that arm’s-length cash transactions had occurred, we utilized those transactions to determine the fair value of our common stock. When arm’s-length transactions as described above were not available, then we utilized other valuation techniques based on the guideline company’s method and discounted cash flows analysis. The methodologies and assumptions were applied consistently over the various grant dates prior to our July 2007 public offering, at a time when the determination of the fair value of our common stock required us to make judgments that were complex and inherently subjective.

The derived fair value of our common stock underlying the options was determined based on an internal valuation prepared by management with the appropriate level of competency, contemporaneously with the issuance of the options. We used generally accepted valuation methodologies, including the guideline company method, a variation of the market approach based on comparable company multiples. The guideline public company method incorporates certain assumptions including the market performance of comparable listed companies as well as the financial results and growth trends of the group, to derive the total equity value of the group. The comparable companies were comprised of a combination of companies in the online recruitment and workforce management businesses, the technology focused advertising businesses and subscription-based, vertically focused online businesses. We believe using companies in these lines of businesses provides a reasonable basis for estimating the fair value of our common stock because they are most comparable to our operations. We believe that using the guideline company method provides the nearest relative value that can be found in the market and is therefore the best indicator of the value of our company.

Additionally, a discounted cash flow method was prepared as corroborating evidence. The discounted cash flow method is a method within the income approach whereby the present value of future expected net cash flows is calculated using a discount rate to validate the valuation that resulted from the guideline companies method.

Options granted at the time of a confirming transaction had a strike price determined as if the value of common stock equaled the value of the Series A convertible preferred stock less certain discounts related to leverage and dilution.

The following table details the values determined at each option grant in 2006 and 2007. At such dates our stock and our company were valued as follows (dollars in millions except per share amounts):

	Net Debt(3)	Discount for Lack of Marketability	Dice Equity Value on a Minority Non-Marketable Basis		Exercise Price per Share		Number of Options Granted
Option Grants
May 2, 2006	$35.0	40%	$190.0	(1)	$3.52		137,839
November 1, 2006	$89.7	(2)	$367.9	(2)	$5.97		1,011,895
December 5, 2006	$85.0	(2)	$367.9	(2)	$5.97		135,534
January 31, 2007	$83.1	40%	$392.0	(1)	$6.55		18,440
January 31, 2007	$83.1	40%	$392.0	(1)	$8.27	(4)	628,804
March 27, 2007	$187.5	10%	$413.0	(1)	$6.89		192,698
May 9, 2007	$183.7	10%	$436.0	(1)	$7.11		117,094
December 6, 2007	n/a	n/a	n/a		$10.06	(5)	39,800

(1)	The fair value was determined based on a contemporaneous internal valuation prepared by management with the appropriate levels of competency.
(2)	The fair value was determined based on a third party transaction involving our preferred stock issued in connection with the eFinancialGroup Acquisition. The equity value of $6.93 per share determined in the eFinancialGroup Acquisition was further reduced by the incurrence of indebtedness and the dilutive effect of previously issued stock options. Our board of directors determined that the strike price for options issued at the time of the eFinancialGroup Acquisition should be at the value of the preferred shares less certain reductions related to leverage and dilution.
(3)	Net debt consists of debt less cash held by us.
(4)	These options were granted at an exercise price above fair value of the common stock.
(5)	Public stock price used to value the options. Net debt, discount for lack of marketability, and Dice equity value on a minority non-marketable basis do not apply since stock is publicly traded.

The valuations were impacted by a $0.19 reduction in the strike price of options outstanding on October 20, 2006 in connection with a dividend paid to holders of our preferred stock, the eFinancialGroup Acquisition on October 31, 2006, and a $1.78 reduction in the strike price of unvested options outstanding on March 23, 2007 in connection with a dividend paid to holders of our preferred and common stock.

A discount of 40% for lack of marketability was applied to the valuation of our stock for the May 2, 2006 and January 31, 2007 option grants. The size of the discount was based on a quantitative and qualitative assessment of the facts and circumstances at the time of the grants. The value of the company to which the discount was applied was established using market multiples of a group of our large, publicly traded peers. The impact of being privately held was not included when developing the market multiples. The qualitative factors we examined when estimating the discount that would be demanded by a hypothetical investor included (i) general private company discounts, (ii) the impact of the greater risk and uncertainty inherent in our relatively small size and (iii) the difference in value between the outstanding preferred stock and the common stock to be issued upon exercise of the stock options. Consistent with the Practice Aid, the higher the perceived risk of the enterprise, or the higher the volatility of the price or value of its equity securities, the higher the discount would tend to be. Estimating the volatility of the share price of a privately held company is complex because there is no readily available market for the shares. We estimated the volatility of our stock based on available information on volatility of stocks of publicly traded companies in the industry. The volatility of the market indices for technology companies is approximately 40% more volatile than the broad market. Additionally, the volatility of the comparable companies utilized for the valuation of our stock was approximately three times more volatile than the broad market and two times more volatile than the market indices for technology companies. The quantitative factors we examined when estimating the discount that would be demanded by a hypothetical investor included (i) the time we believed it would take for us to issue stock in a public offering, (ii) the volatility of our stock and (iii) the risk of completing an IPO. The aggregate discount we selected is well within the range of discounts observed in published studies and research which have indicated as much as a 50-60% discount is appropriate for restricted stock. We considered the risk factors identified in the studies and compared them to our risk factors and determined the use of a 40% discount to be appropriate based on the evidence available.

In February 2007, we interviewed a group of investment banking firms to help assess our alternatives in regard to potentially issuing stock in an IPO. Prior to the commencement of this process, we believed that we did not have sufficient business scale to be a public company. In addition, during this period we believed that we required more time to focus on integrating the eFinancialCareers business into our existing business. The process that began in February also focused on an evaluation of the most opportune timing for a potential IPO given the eFinancialCareers integration effort.

As a result of the commencement of this process, beginning with the March 27, 2007 grant, a total discount of 10% was applied. The discount was reduced from 40% used on January 31, 2007 due to the increasing likelihood of an IPO. Reducing the discount from 40% to 20% for the January 31, 2007 stock option grant would have resulted in additional stock compensation expense of approximately $260,000 on an annual basis over a four year period beginning January 31, 2007. The impact of this change would be insignificant to our results of operations when compared to 2006 revenues of $83.7 million, 2006 Adjusted EBITDA of $36.0 million, and 2006 income from continuing operations of $7.7 million. Additionally, there would be no impact on our debt covenants for any additional stock compensation expense.

In our calculation using the guideline company method, we used multiples of revenue, net income and EBITDA of comparable companies. As a private company, we believed it was appropriate to weight these three multiples in determining our stock price because we deemed all three measures to be appropriate for measurement. The multiples of revenue, net income and EBITDA used at each of the stock option grant dates during 2006 and 2007 were as follows:

	May 2, 2006		January 31, 2007		March 27, 2007		May 9, 2007
	Multiple	Weight	Multiple	Weight	Multiple	Weight	Multiple	Weight
Revenue	2.6	50%	3.6	50%	3.5	50%	3.1	50%
Net income	36	20%	37	20%	35	20%	27	20%
EBITDA	15.1	30%	24.4	30%	17.0	30%	12.1	30%

We used the best information available to corroborate our determination of our stock price, including events affecting the fair value of our common stock during the year, such as the implementation of our business strategy, including the achievement of significant qualitative and quantitative milestones relating to, among others, recruitment package customer growth, revenue growth, employee growth and the execution of strategic transactions. The multiples were applied to 2006 estimated results for the May 2, 2006 grant, to 2007 estimated results for the January 31, 2007 and March 27, 2007 grants and to 2008 estimated results for the May 9, 2007 grant.

In anticipation of our IPO, we considered whether the estimates of the fair value of the common stock used in the accounting for share-based compensation for stock options granted during 2006 was reasonable based on conducting a retrospective analysis. We considered the valuation methodologies that investment banking firms discussed with us in preparation for this offering in the context of the guidance provided in the Practice Aid. We further considered the likelihood of proceeding with this offering and the changes in the business and capital structure during the course of 2006 and during the period thereafter leading up to the filing of a registration statement with the SEC. Based on such considerations, we determined that the contemporaneous valuation estimates completed by management at the time of each equity offering accurately reflected the fair value of our common stock at each grant date.

We expected there to be a difference between the estimated fair value of our common stock used to account for stock options issued during and subsequent to the year ended December 31, 2006 and the price of our common stock sold in our IPO at $13.00 per share of our common stock. We believe this increase was primarily attributable to items such as our significant revenue and net income growth, our acquisition of eFinancialCareers and JobsintheMoney, our increase in recruitment package customers, the abandonment of MeasureUp, and decreases in our marketability discount.

Recent Developments

Initial Public Offering

On July 23, 2007, we completed our IPO. We sold 6,700,000 shares of our common stock and selling stockholders sold an additional 10,000,000 shares of common stock at a price of $13.00 less underwriting discounts. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at a price of $13.00, less underwriting commissions. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. The proceeds, net of underwriting commissions received by us, were $81.0 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used a portion of the net proceeds that we received from the offering to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. The remaining proceeds will be used for working capital and general corporate purposes.

Impairment of Intangible Assets

In September 2007, we launched a redesigned JobsintheMoney website with an expectation that, together with an increased investment in marketing, overall performance for employers, recruiters, and finance and accounting professionals would improve. While the functionality of the website improved, there was no measurable improvement in financial performance. During the fourth quarter of 2007, management and the Board of Directors reassessed the strategic plan of JobsintheMoney. As a result of these strategic changes, management performed an impairment test and the carrying value of the intangible assets for JobsintheMoney, acquired as part of the eFinancialCareers October 31, 2006 acquisition, was reduced to zero, from $2.9 million.

Long-term Debt—Interest Rate Swaps

In December 2007, we entered into an interest rate swap covering $60 million of our term loan. As a result, our interest rate on $60 million of borrowings under our term loan has been fixed at 7.39% for the next two years, beginning January 2, 2008. Additionally, in February 2008, we entered into a second interest rate swap on a $20 million notional amount of the borrowings, with a resulting fixed rate of 6.37% for three years, starting February 11, 2008.

CyberMedia Dice

On January 28, 2008, we sold our equity stake in the CyberMedia Dice joint venture to an affiliate of CyberMedia. CyberMedia Dice results were previously reported in the other segment. Pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results from operations, assets and liabilities from the joint venture have been classified as “held for sale”, and classified as discontinued operations as of December 31, 2007. All historical periods have been recast to reflect CyberMedia Dice’s status.

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

Results of Operations

Our historical financial information discussed in this Form 10-K has been derived from the financial statements and accounting records of Dice Holdings, Inc. for the years ended December 31, 2007 and 2006 and for the four month period ended December 31, 2005, and for Dice Inc. for the eight months ended August 31, 2005.

The following table presents the consolidated statement of operations in thousands of dollars:

	Dice Holdings, Inc. (Successor)			Dice Inc. (Predecessor)
	For the year ended December 31,		For the four months ended December 31, 2005	For the eight months ended August 31, 2005
	2007	2006
Revenues	$142,350	$83,400	$16,975	$33,864

Operating expenses:
Cost of revenues	8,647	4,628	1,181	2,358
Product development	4,188	2,359	597	1,048
Sales and marketing	53,427	33,456	8,106	13,708
General and administrative	19,194	10,263	2,880	4,612
Depreciation	2,971	1,699	350	956
Amortization of intangible assets	19,051	13,092	4,168	1,112
Impairment of intangible assets	2,879	—	—	—

Total operating expenses	110,357	65,497	17,282	23,794

Operating income	31,993	17,903	(307)	10,070
Interest expense	(13,104)	(4,788)	(1,914)	(15)
Interest income	1,047	234	42	479
Other income (expense)	—	—	(105)	(160)

Income from continuing operations before income taxes	19,936	13,349	(2,284)	10,374
Income tax expense (benefit)	6,692	5,110	(839)	4,325

Income (loss) from continuing operations	13,244	8,239	(1,445)	6,049

Discontinued operations:
Loss from discontinued operations	(1,584)	(2,767)	(577)	(666)
Income tax benefit from discontinued operations	3,981	1,010	211	258
Minority interest in net loss of subsidiary	(134)	296	89	224

Income (loss) from discontinued operations, net of tax	2,263	(1,461)	(277)	(184)

Net income (loss)	$15,507	$6,778	$(1,722)	$5,865

Comparison of Years Ended December 31, 2007 and 2006

Revenues

	Year ended December 31,		Increase	Percent Change
	2007	2006
	(in thousands, except percentages)
Revenues
DCS Online	$102,215	$77,285	$24,930	32%
eFinancialCareers	29,658	2,924	26,734	914%
Other	10,477	3,191	7,286	228%

Total revenues	$142,350	$83,400	$58,950	71%

Our revenues were $142.4 million for the year ended December 31, 2007 compared to $83.4 million for the same period in 2006, an increase of $59.0 million, or 71%. This increase can be attributed to a combination of the eFinancialGroup Acquisition and organic growth. The increase in revenues resulting from the eFinancialGroup Acquisition was $33.1 million, of which $26.7 million relates to the international business and $6.4 million relates to the U.S. businesses. Additionally, we experienced organic growth in the DCS Online segment of $24.9 million, or 32%, as a result of successful marketing efforts leading to new customers, as well as an increase in revenues from existing customers both in the number of job postings and individual users of our databases and an increase in the price of our products. Our recruitment package customers increased from approximately 7,600 at December 31, 2006 to approximately 8,700 at December 31, 2007. Average revenue per recruitment package customer increased by approximately 4.8% from the year ended December 31, 2006 to the year ended December 31, 2007.

Cost of Revenues

	Year ended December 31,		Increase	Percent Change
	2007	2006
	(in thousands, except percentages)
Cost of revenues	$8,647	$4,628	$4,019	87%
Percentage of revenues	6.1%	5.5%

Our cost of revenues for the year ended December 31, 2007 were $8.6 million compared to $4.6 million for the same period in 2006, an increase of $4.0 million, or 87%. The increase was primarily due to the inclusion of the results of operations of eFinancialGroup in 2007, which led to an increase of $2.5 million. An increase in cost of revenues was experienced at DCS Online of $1.0 million, due to an increase in salaries and benefits as a result of an increase in the number of network operations and customer support personnel we employed, which was needed in order to support an increase in the number of job postings and user activity. Additionally, cost of revenues at Targeted Job Fairs increased $421,000 due to an increase in the number and type of job fairs conducted.

Product Development Expenses

	Year ended December 31,		Increase	Percent Change
	2007	2006
	(in thousands, except percentages)
Product Development	$4,188	$2,359	$1,829	78%
Percentage of revenues	2.9%	2.8%

Product development expenses for the year ended December 31, 2007 were $4.2 million compared to $2.4 million for the same period of 2006, an increase of $1.8 million, or 78%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $1.0 million of this increase. The remainder of the increase related primarily to enhancements to the Dice.com website that were not able to be capitalized.

Sales and Marketing Expenses

	Year ended December 31,			Increase	Percent Change
	2007	2006
	(in thousands, except percentages)
Sales and Marketing	$53,427	$33,456		$19,971	60%
Percentage of revenues	37.5%	40.l	%

Sales and marketing expenses for the year ended December 31, 2007 were $53.4 million compared to $33.5 million for the same period in 2006, an increase of approximately $20.0 million, or 60%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $12.1 million of this increase. The remainder of the increase was primarily due to an increase in advertising and sales expenses for the DCS Online operating segment.

Advertising costs for the DCS Online segment were $23.2 million for the year ended December 31, 2007 compared to $18.3 million for the same period in 2006, an increase of approximately $5.0 million, or 28%. This increase was primarily due to an increase in our online advertising spending and the number of email and direct mail campaigns conducted during the year ended December 31, 2007. As our revenues have grown, we have increased our advertising spending.

In the case of Dice.com, a significant portion of our advertising and marketing spending is focused on increasing the number of professionals who visit Dice.com and the levels of activity on the website. We have significantly increased the amount we spend on online media, including banner advertisements and paid search programs in order to drive more traffic to the website. Much of this advertising spending is on technology-focused websites and search engines.

We have significantly increased the amount we spend to reach employers and recruiters who pay to use the website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. This marketing effort has helped result in an increase in net recruitment package customers during the year ended December 31, 2007 of approximately 1,100 from approximately 7,600 at December 31, 2006.

The salaries, commissions, and benefits component of sales and marketing expense for the Company amounted to $14.1 million for the year ended December 31, 2007 compared to $11.5 million for the same period in 2006, an increase of approximately $2.7 million, or 24%. This increase was primarily due to an increased number of sales personnel and increased sales by those personnel resulting in higher incentive compensation. The DCS Online sales force headcount increased from 67 at December 31, 2006 to 78 at December 31, 2007.

General and Administrative Expenses

	Year ended December 31,		Increase	Percent Change
	2007	2006
	(in thousands, except percentages)
General and administrative	$19,194	$10,263	$8,930	87%
Percentage of revenues	13.5%	12.3%

General and administrative expenses for the year ended December 31, 2007 were $19.2 million compared to $10.3 million for the same period in 2006, an increase of $8.9 million, or 87%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $4.3 million of this increase. An increase in stock-based compensation of $2.6 million was experienced due to the additional expense for options issued in late 2006 and early 2007 and due to the reduction in the strike price of the options in March 2007. Additionally, Dice Holdings, Inc. experienced an increase in professional fees of $740,000 and additional other costs of being a public company of approximately $534,000.

Depreciation

	Year ended December 31,		Increase	Percent Change
	2007	2006
	(in thousands, except percentages)
Depreciation	$2,971	$1,699	$1,272	75%
Percentage of revenues	2.1%	2.0%

Depreciation expense for the year period ended December 31, 2007 was $3.0 million compared to $1.7 million for the same period in 2006, an increase of $1.3 million, or 75%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $377,000 of this increase. The remainder of the increase was due to a greater depreciable fixed asset balance during the year ended December 31, 2007 compared to the same period in 2006 as a result of continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Year ended December 31,		Increase	Percent Change
	2007	2006
	(in thousands, except percentages)
Amortization	$19,051	$13,092	$5,959	46%
Percentage of revenues	13.4%	15.7%

Amortization expense for the year period ended December 31, 2007 was $19.1 million compared to $13.1 million for the same period in 2006, an increase of $6.0 million, or 46%. Amortization expense in the year ended December 31, 2006 consists of amortization of finite-lived acquired intangible assets acquired as part of the 2005 Acquisition, and two months of amortization for finite-lived assets acquired as part of the eFinancialGroup Acquisition. Amortization expense in the year ended December 31, 2007 consists of a full year of amortization of finite-lived intangible assets acquired as part of both the 2005 Acquisition and the eFinancialGroup Acquisition.

Impairment of Intangible Assets

In September 2007, we launched a redesigned JobsintheMoney website with an expectation that, together with an increased investment in marketing, overall performance for employers, recruiters, and finance and accounting professionals would improve. While the functionality of the website improved, there was no measurable improvement in financial performance. During the fourth quarter of 2007, management and the Board of Directors reassessed the strategic plan of JobsintheMoney. As a result of these strategic changes, management performed an impairment test and the carrying value of the intangible assets for JobsintheMoney, acquired as part of the eFinancialCareers October 31, 2006 acquisition, was reduced to zero, from $2.9 million.

Operating Income

Operating income for the year ended December 31, 2007 was $32.0 million compared to $17.9 million for the same period in 2006, an increase of $14.1 million, or 79%. The increase is primarily the result of the increase in DCS Online revenues due to increase in recruitment package customers and revenue per recruitment package customer, partially offset by increases in operating costs. The inclusion of the results of operations of eFinancialGroup for the year ended December 31, 2007 contributed operating income of $722,000.

Interest Expense

Interest expense for the year ended December 31, 2007 was $13.1 million compared to $4.8 million for the same period in 2006, an increase of $8.3 million. The increase in interest expense was due to a larger amount of borrowings outstanding in the year ended December 31, 2007, on average, as compared to the same period in

2006 due to borrowings made in October 2006 to finance the eFinancialGroup Acquisition and borrowings under our Amended and Restated Credit Facility in March 2007 used to pay the March 2007 dividend and to refinance the indebtedness outstanding under our prior credit facility. The borrowings were reduced during the year, including $51.0 million from proceeds of the IPO in July 2007. See “Liquidity and Capital Resources” and “Amended and Restated Credit Facility.”

Income Taxes

	Year ended December 31,
	2007	2006
	(in thousands, except percentages)
Income from continuing operations before income taxes and minority interest	$19,936	$13,349
Income tax expense	6,692	5,110
Effective tax rate	33.6%	38.3%

Income tax expense for the year ended December 31, 2007 was $6.7 million compared to $5.1 million for the same period in 2006. As of December 31, 2007 and December 31, 2006, we had net operating loss carry forwards for federal income tax purposes of approximately $31.8 million and $49.6 million, respectively. The carry forwards will begin to expire in 2011 if not used. We expect that all carry forwards will be utilized. A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	December 31, 2007	December 31, 2006
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	(7.6%)	—
State taxes, net of federal effect	2.0%	4.0%
Tax effect of foreign income	2.0%	(0.7%)
Tax effect of other items	2.2%

Effective tax rate	33.6%	38.3%

During the year ended December 31, 2007, the permanent item impacting the effective tax rate is payments to the holders of vested stock options in lieu of dividends of $4.6 million.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals, and our interest in CyberMedia Dice, representing Dice India Holdings’ 51% interest in the joint venture with CyberMedia. All significant business activities of MeasureUp ceased on March 30, 2007, while CyberMedia Dice was classified as held for sale as of December 31, 2007, pursuant to a signed agreement to sell Dice India Holdings’ interest to an affiliate of CyberMedia. Accordingly, the results of operations from these segments are reflected as discontinued operations for all periods presented. Income from discontinued operations, net of tax, for the year ended December 31, 2007 was $2.3 million compared to a loss from discontinued operations, net of tax, of $1.5 million for the same period in 2006.

Year Ended December 31, 2006

Revenues

2006
(thousands)
Revenues
DCS Online	$77,285
eFinancialCareers	2,924
Other	3,191

Total revenues	$83,400

Our revenues were $83.4 million in 2006. DCS Online revenues totaled $77.3 million, or 92.7% of our total revenues. Revenues for DCS Online benefited from successful marketing efforts which lead to new customers, as well as an increase in sales to existing customers both in the number of job postings and individual users of our databases as well as an increase in the price of our products. Net recruitment package customers totaled approximately 7,600 on December 31, 2006, up from approximately 5,800 on December 31, 2005. Average revenue per recruitment package customer increased by approximately 11% from December 31, 2005 to December 31, 2006. Revenues resulting from the eFinancialGroup Acquisition were $3.3 million, of which $2.9 million relates to the international business and approximately $400,000 relates to the U.S. business.

Cost of Revenues

Cost of revenues consists primarily of employee salaries and related expenses for customer support personnel, system support costs and Internet connectivity and hosting costs. Our cost of revenues for the year ended December 31, 2006 was $4.6 million, or 5.5% of revenues. During 2006, we increased the number of network operations and customer support personnel we employed from 33 to 50, which was needed to support an increase in the number of job postings and user activity. The inclusion of the results of operations of eFinancialGroup in 2006 led to $271,000 of our cost of revenues.

Product Development Expenses

Product development expenses consist primarily of employee salaries and related expenses, consulting fees and computer systems related expenses required to improve or enhance our existing service offerings, but do not include the capitalization of major site and other product development efforts. These capitalized costs totaled $434,000 in 2006 and are reflected in depreciation expense when amortized over future periods. Product development expenses for the year ended December 31, 2006 were $2.4 million, or 2.8% of revenues. The inclusion of the results of operations of eFinancialGroup in 2006 led to $315,000 of our product development expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of advertising, employee salaries, sales commissions and other costs related to our sales force and marketing personnel and promotional materials. Sales and marketing expenses for the year ended December 31, 2006 were $33.5 million, or 40.1% of revenues. The inclusion of the results of operations of eFinancialGroup in 2006 led to $1.9 million of our sales and marketing expenses.

Advertising costs for the Company were $18.8 million for the year ended December 31, 2006, or 22.5% of revenues. We increased our online advertising spending and the number of email campaigns in 2006. We focus the majority of our marketing dollars on growing the number of professionals who visit our websites, which increases the attractiveness of our websites to our customers. We primarily use targeted marketing, rather than broad-based advertising, to increase our brand awareness, and to increase usage of our products and services among professionals.

In the case of Dice.com, a significant portion of our advertising and marketing spending is focused on increasing the number of professionals who visit Dice.com and the levels of activity on the website. We have significantly increased the amount we spend on online media, including banner advertisements and paid search programs in order to drive more traffic to the website. Much of this advertising spending is on technology-focused websites and search engines. The resulting increase in traffic has made the use of the website by customers more attractive as there are greater numbers of unique visitors who can view customers’ job postings and apply for their jobs. We have also increased the amount of spending on maintaining the loyalty of existing professionals who already use the website.

We have significantly increased the amount we spend to reach employers and recruiters who pay to use the website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. This marketing effort has helped result in an increase in net recruitment package customers during the year ended December 31, 2006 of approximately 1,800 from approximately 5,800 at December 31, 2005 to approximately 7,600 at December 31, 2006.

The salaries and benefits component of sales and marketing expense for Dice amounted to $6.1 million for the year ended December 31, 2006, or 7.3% of revenues. We increased the number of sales personnel during the year ended December 31, 2006. The Dice sales force headcount increased from 53 at December 31, 2005 to 66 at December 31, 2006. Commissions and other incentive compensation paid to the Dice sales force was $6.2 million for the year ended December 31, 2006. Increased commissions were paid as a result of our revenue growth.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and accounting personnel, provision for uncollectible accounts, facilities costs, insurance costs and professional fees. General and administrative expenses for the year ended December 31, 2006 were $10.3 million, or 12.3% of revenues. The inclusion of the results of operations of eFinancialGroup in 2006 led to $828,000 of our general and administrative expenses. Stock-based compensation contributed to $1.5 million of the balance.

Depreciation Expenses

Depreciation expense for the year ended December 31, 2006 was $1.7 million, or 2.0% of revenues.

Amortization Expenses

Amortization expense for the year ended December 31, 2006 was $13.1 million, or 15.7% of revenues. Amortization expense in 2006 consists of amortization of finite-lived acquired intangible assets acquired as part of the 2005 Acquisition of $11.5 million and the inclusion in our results of operations of $1.6 million of amortization on the finite-lived acquired intangible assets realized as part of the eFinancialGroup Acquisition.

Operating income

As a result of the foregoing, operating income for the year ended December 31, 2006 was $17.9 million, or 21.5% of revenues.

Interest expense

Interest expense relates primarily to the interest on our prior revolving credit facility. Interest expense for the year ended December 31, 2006 was $4.8 million, or 5.7% of revenues. Higher interest expense as a percentage of revenues was due to a larger amount of borrowings outstanding in 2006, primarily to finance the 2005 Acquisition and the eFinancialGroup Acquisition.

Income taxes

Income tax expense for the year ended December 31, 2006 was $5.1 million. The effective tax rate was 38.3% for the year ended December 2006. As of December 31, 2006, we had net operating loss carry forwards for federal income tax purposes of $49.6 million. The carry forwards will begin to expire in 2011 if not used. As of December 31, 2006, we expect that all carry forwards will be utilized and therefore we released the valuation allowance on deferred tax assets related to these carry forwards that was recorded in 2005. The increase in taxable income and the determination of limits under IRC Section 382 contributed to the release of the valuation allowance in 2006.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals, and our interest in CyberMedia Dice, representing Dice India Holdings’ 51% interest in the joint venture with CyberMedia. All significant business activities of MeasureUp ceased on March 30, 2007, while CyberMedia Dice was classified as held for sale as of December 31, 2007, pursuant to a signed agreement to sell Dice India Holdings’ interest to an affiliate of CyberMedia. Accordingly, the results of operations from these segments are reflected as discontinued operations for all periods presented. Loss from discontinued operations, net of tax, for the year ended December 31, 2006 was $1.5 million.

Four Months Ended December 31, 2005 (Successor)

Revenues

Our revenues for the four months ended December 31, 2005 were $17.0 million. The Dice business generated $16.4 million of the revenues. Due to our successful marketing efforts, we had an increase in new customers as well as an increase in sales to existing customers. We saw an increase in both the number of job postings and individual users of our databases. Our recruitment package customers grew by 5% from August 31, 2005 to December 31, 2005. In addition, the average revenue per recruitment package customer increased by 4% from August 31, 2005 to December 31, 2005. Other revenues consist of revenues from Targeted Job Fairs, which we acquired in January 2005. The reduction in the carrying value of deferred revenue resulting from the 2005 Acquisition purchase accounting adjustments reduced revenue in the four months ended December 31, 2005 by $3.6 million.

Cost of Revenues

Our cost of revenues for the four months ended December 31, 2005 was $1.2 million, or 7.0% of revenues. Cost of revenues fluctuates due to changes in salaries and benefits costs resulting from changes in personnel required to support our customers. During the four month period, headcount related to customer support and network operations increased by 13%.

Product Development Expenses

Our product development expenses for the four months ended December 31, 2005 were $597,000, or 3.5% of revenues. Product development expenses were relatively consistent with past periods because our projects to improve or enhance existing service offerings were not significantly different than in past periods. Product development expenses do not include required capitalization of major website and other product development efforts. These capitalized costs totaled $153,000 during the four months ended December 31, 2005, and are reflected in depreciation expense when amortized in future periods.

Sales and Marketing Expenses

Our sales and marketing expenses for the four months ended December 31, 2005 were $8.1 million, or 47.8% of revenues. Advertising costs for Dice were $4.6 million for the four months ended December 31, 2005, or 27.0% of revenues. We increased our search engine marketing and other online advertising during 2005. Commissions and other incentive compensation paid to Dice sales personnel was $1.7 million for the four months ended December 31, 2005 or 10.1% of revenues. Salaries and related benefits for sales and marketing personnel for Dice were $1.4 million for the four months ended December 31, 2005, or 8.2% of revenues.

General and Administrative Expenses

Our general and administrative expenses for the four months ended December 31, 2005 were $2.9 million, or 17.0% of revenues. Salaries and benefits made up $1.7 million of the total general and administrative expenses. The remainder of general and administrative expenses was primarily attributable to insurance, facilities rental, provision for uncollectible accounts and professional fees.

Depreciation Expenses

Our depreciation expense for the four months ended December 31, 2005 was $350,000, or 2.1% of revenues.

Amortization Expenses

Our amortization expense for the four months ended December 31, 2005 was $4.2 million, or 24.6% of revenues. Finite-lived acquired intangible assets of $52.4 million were realized in the 2005 Acquisition, including intangibles for existing technology, trade name/trademark, customer contracts and job seeker relationships.

Operating loss

As a result of the foregoing, our operating loss for the four months ended December 31, 2005 was $307,000, or 1.8% of revenues. The reduction in deferred revenue resulting from the 2005 Acquisition purchase accounting adjustments reduced operating income in 2005 by $3.6 million.

Income taxes

Income tax benefit for the four months ended December 31, 2005 was $839,000. The effective tax rate for the period was 36.7%. As of December 31, 2005, we had net operating loss carry forwards for federal income tax purposes of $60.2 million. We recorded a valuation allowance on the deferred tax assets related to the carry forwards as of December 31, 2005 due to the uncertainty that these assets would be realized in the future.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals, and our interest in CyberMedia Dice, representing Dice India Holdings’ 51% interest in the joint venture with CyberMedia. All significant business activities of MeasureUp ceased on March 30, 2007, while CyberMedia Dice was classified as held for sale as of December 31, 2007, pursuant to a signed agreement to sell Dice India Holdings’ interest to an affiliate of CyberMedia. Accordingly, the results of operations from these segments are reflected as discontinued operations for all periods presented. Loss from discontinued operations, net of tax, for the four months ended December 31, 2005 was $277,000.

Eight Months Ended August 31, 2005 (Predecessor)

Revenues

Our revenues for the eight months ended August 31, 2005 were $33.9 million. The Dice business generated $32.6 million of the revenues. Due to our successful marketing efforts, we had an increase in new customers as well as an increase in sales to existing customers. We saw an increase in both the number of job postings and individual users of our databases. Our recruitment package customers grew by 32% from December 31, 2004 to August 31, 2005. In addition, the average revenue per recruitment package customer increased by 8% from December 31, 2004 to August 31, 2005. Other revenues consist of revenues from Targeted Job Fairs, which we acquired in January 2005.

Cost of Revenues

Our cost of revenues for the eight months ended August 31, 2005 was $2.4 million, or 6.9% of revenues. Cost of revenues fluctuates due to changes in salaries and benefits costs resulting from changes in personnel required to support our increase in customers.

Product Development Expenses

Our product development expenses for the eight months ended August 31, 2005 were $1.0 million, or 3.1% of revenues. Product development expenses were relatively consistent with past periods because our projects to improve or enhance existing service offerings were not significantly different than in past periods. Product development expenses do not include required capitalization of major website and other product development efforts. These capitalized costs totaled $188,000 during the eight months ended August 31, 2005, and are reflected in depreciation expense when amortized in future periods.

Sales and Marketing Expenses

Our sales and marketing expenses for the eight months ended August 31, 2005 were $13.7 million, or 40.5% of revenues. Advertising costs for Dice were $7.7 million for the eight months ended August 31, 2005, or 22.7% of revenues. We increased our search engine marketing and other online advertising during 2005. Commissions and other incentive compensation paid to Dice sales personnel was $2.7 million for the eight months ended August 31, 2005, or 8.0% of revenues. Salaries and related benefits for sales and marketing personnel for Dice were $2.6 million for the eight months ended August 31, 2005, or 7.7% of revenues. We increased the number of sales and marketing personnel during the eight months ended August 31, 2005, and increased commissions paid as a result of growing our customer base.

General and Administrative Expenses

Our general and administrative expenses for the eight months ended August 31, 2005 were $4.6 million, or 13.6%. Salaries and benefits made up $2.9 million of the total general and administrative expenses. The remainder of general and administrative expenses was primarily attributable to insurance, facilities rental, provision for uncollectible accounts and professional fees.

Depreciation Expenses

Our depreciation expense for the eight months ended August 31, 2005 was $956,000, or 2.8% of revenues.

Amortization Expenses

Our amortization expense for the eight months ended August 31, 2005 was $1.1 million, or 3.3% of revenues. Finite-lived intangible assets consist of customer lists which are amortized on a straight-line basis over their estimated lives of two to five years.

Operating income

As a result of the foregoing, our operating income for the eight months ended August 31, 2005 was $10.1 million, or 29.7% of revenues.

Income taxes

Income tax expense for the eight months ended August 31, 2005 was $4.3 million. The effective tax rate for the period was 41.7% compared to a statutory rate of 35%. The difference between the statutory and effective rate is due to self-created intangibles which are not deductible for income tax purposes. As of August 31, 2005, we had net operating loss carry forwards for federal income tax purposes of $56.3 million. We recorded a valuation allowance on the deferred tax assets related to the carry forwards as of December 31, 2005 due to the uncertainty that these assets would be realized in the future.

Discontinued operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals, and the minority interest in CyberMedia Dice, representing Dice India Holdings’ 51% interest in our joint venture with CyberMedia. All significant business activities of MeasureUp ceased on March 30, 2007, while CyberMedia Dice was classified as held for sale as of December 31, 2007, pursuant to a signed agreement to sell Dice India Holdings’ interest to an affiliate of CyberMedia. Accordingly, the results of operations from these segments are reflected as discontinued operations for all periods presented. Loss from discontinued operations, net of tax, for the eight months ended August 31, 2005 was $184,000.

Liquidity and Capital Resources

We have summarized our cash flows for the years ended December 31, 2007 and 2006 and the periods ended December 31, 2005 and August 31, 2005 (in thousands).

	Dice Holdings, Inc. (Successor)			Dice Inc. (Predecessor)
	Year Ended December 31,		Period Ended December 31, 2005	Period Ended August 31, 2005
	2007	2006
Cash provided by operating activities of continuing operations	$59,497	$38,850	$7,922	$16,262
Cash provided by (used for) investing activities of continuing operations	(2,754)	(66,396)	(164,738)	5,452
Cash provided by (used for) financing activities of continuing operations	(1,167)	27,964	160,381	(61)

We have financed our operations primarily through cash provided by operating activities, private sales of our equity securities, our IPO, and the use of our Amended and Restated Credit Facility. At December 31, 2007, we had cash, cash equivalents and marketable securities of $57.7 million compared to $6.6 million at December 31, 2006. Marketable securities are comprised of highly liquid debt instruments of the U.S. government and government agencies and corporate debt securities.

Our principal sources of liquidity are cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. In addition, at December 31, 2007, we had $75.0 million in borrowing capacity under our Amended and Restated Credit Facility. As of February 29, 2008, we had $72.8 million in borrowing capacity, reflecting the application of reserves against our interest rate swaps. We believe that our existing cash, cash equivalents, marketable securities, cash generated from operations and available borrowings under our Amended and Restated Credit Facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions.

Comparison of Years Ended December 31, 2007 and 2006

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and for the effect of changes in working capital. Net cash provided by operating activities was $59.5 million and $38.9 million for the years ended December 31, 2007 and 2006, respectively. The increase in cash provided by operating activities during these periods was primarily due to higher revenue in part due to the eFinancialGroup Acquisition and increased net income. The increase in net income is primarily related to higher revenue, due to an increase in the number of customers and an increase in the price charged for recruitment packages and job postings.

Investing Activities

Cash used for investing activities during the years ended December 31, 2007 and 2006 of $2.8 million and $66.4 million respectively. Cash used for investing in the year ended December 31, 2007 was primarily attributable to capital expenditures. Capital expenditures are generally comprised of computer hardware, software, and website development costs. Cash used for investing activities during the year ended December 31, 2006 was attributed to the eFinancialGroup Acquisition ($63.2 million) and capital expenditures.

Financing Activities

Cash used for financing activities during the year ended December 31, 2007 was $1.2 million resulting from proceeds from our Amended and Restated Credit Facility of $113.0 million and proceeds from our IPO of $81.0 million offset by dividends paid and cash payments in lieu of dividends totaling $112.5 million, payments under our credit facilities of $77.6 million, payments for financing costs of $2.4 million, and payments of costs related to our IPO of $2.9 million. Cash provided by financing activities during the year ended December 31, 2006 of $28.0 million related to $77.0 million of proceeds from our credit facility used in the eFinancialGroup Acquisition offset by $37.0 million in payments under those same credit facilities and dividends paid of $11.2 million.

Year Ended December 31, 2006

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and for the effect of changes in working capital. Net cash provided by operating activities was $38.9 million for the year ended December 31, 2006. The increase in cash provided by operating activities during 2006 was primarily due to increased net income and depreciation. The increase in net income is primarily related to higher revenue, due to an increase in the number of customers and an increase in the price charged for recruitment packages and job postings.

Investing Activities

Cash used for investing activities during year ended December 31, 2006 was $66.4 million and primarily attributable to $63.2 million of cash used, net of cash received for the sale of eFinancialNews, to consummate the eFinancialGroup Acquisition.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2006 of $28.0 million related to borrowings of $77.0 million of proceeds from our prior credit facility less repayment made under the revolving credit facility of $37.0 million and dividends paid of $11.2 million.

Four Months Ended December 31, 2005

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and for the effect of changes in working capital. Net cash provided by operating activities was $7.9 million for the four month period ended December 31, 2005, and resulting primarily from increased net income and non-cash items. The increase in net income is primarily related to higher revenue, due to an increase in the number of customers and an increase in the price charged for recruitment packages and job postings.

Investing Activities

Cash used for investing activities for the four month period ended December 31, 2005 was $164.7 million was primarily attributable to cash used by DHI in connection with the 2005 Acquisition.

Financing Activities

Cash provided by financing activities during the four month period ended December 31, 2005 of $160.4 million was attributable to the issuance of shares of Series A convertible preferred stock of $111.8 million in connection with the 2005 Acquisition and borrowings under our prior credit facility of $60.0 million, partially offset by payments under our revolving credit facility of $11.0 million.

Eight Months Ended August 31, 2005

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and for the effect of changes in working capital. Net cash provided by operating activities was $16.4 million for the eight month period ended August 31, 2005, and resulting primarily from increased net income. The increase in net income is primarily related to higher revenue, due to an increase in the number of customers and an increase in the price charged for recruitment packages and job postings.

Investing Activities

Cash used in investing activities for the eight month period ended August 31, 2005 was $5.5 million, and was primarily attributable to capital expenditures, generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash used for financing activities during the eight month period ended August 31, 2005 of $61,000 was attributable to payments of principal on capital leases.

Financings and Capital Requirements

In connection with the 2005 Acquisition, we issued 51,539,800 shares of Series A convertible preferred stock and 92,200 shares of common stock for consideration of $111.8 million and borrowed $60.0 million under our prior credit facility. In October 2006, a dividend of $11.2 million was paid to holders of our Series A convertible preferred stock, which was financed by borrowings under the prior revolving credit facility. In October 2006, in connection with the eFinancialGroup Acquisition, we issued 3,628,992 shares of our Series A convertible preferred stock valued at $25.2 million and borrowed $67.0 million under our prior credit facility. In March 2007, we borrowed $113.0 million to pay dividends to our stockholders and make payments to holders of vested options.

On July 23, 2007, we completed our IPO. We sold 6,700,000 shares of our common stock and selling stockholders sold an additional 10,000,000 shares of common stock at a price of $13.00 less underwriting discounts. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at a price of $13.00, less underwriting commissions. On

August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. The proceeds, net of underwriting commissions received by us, were $81.0 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used a portion of the net proceeds that we received from the offering to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. The remaining proceeds will be used for working capital and general corporate purposes.

We anticipate capital expenditures in 2008 to be approximately $4.5 million.

Amended and Restated Credit Facility

On March 21, 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature on March 21, 2012. Quarterly payments of $250,000 on the term loan facility began in third quarter 2007, with the first payment in September 2007. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility.

Immediately prior to entering into the Amended and Restated Credit Facility, we had $81.0 million outstanding under our prior facility. On March 21, 2007, we borrowed an additional $113.0 million under the Amended and Restated Credit Facility, resulting in total borrowings of $194.0 million. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at a LIBOR rate plus 3.25% or a reference rate plus 1.75%. We used a portion of the net proceeds received from our IPO on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. Borrowings at December 31, 2007 included $124.4 million under our term loan facility.

In December 2007, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011.

Our existing and future domestic subsidiaries unconditionally guaranteed our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the individual assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants and requirements, including a Senior Leverage Ratio, Fixed Charge Coverage Ratio, and Minimum Adjusted EBITDA covenant and an Excess Cash Flow payment requirement. The Company was in compliance with all such covenants and requirements as of December 31, 2007. Refer to Note 8 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of December 31, 2007:

	Payments by period
	Total	2008	2009-2010	2011-2012	Thereafter
	(in thousands)
Term loan facility	$124,400	$2,850	$2,000	$119,550	$—
Operating lease obligations	4,152	1,115	1,874	1,163	—

Total contractual obligations	$128,552	$3,965	$3,874	$120,713	$—

We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of December 31, 2007, we had $124.4 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. See Note 8 “Indebtedness” in our consolidated financial statements for additional information related to our revolving facility. We used a portion of the net proceeds that we received from our IPO on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility.

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate. We have fixed the rate on $80 million of our LIBOR based debt through the interest rate swaps described below. Assuming our fixed rate on the swaps and a rate of 8.3% on the portion of debt that is not fixed by a swap, interest payments on our term loan facility in 2008, 2009-2010, 2011-2012, are $9.4 million, $19.1 million, and $12.6 million, respectively and none thereafter.

In December 2007, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011.

We adopted FIN 48 on January 1, 2007, and have no uncertain tax positions that are considered temporary differences. We have recorded approximately $5.8 million of unrecognized tax benefits as liabilities in accordance with Interpretation 48, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2007, are $1.8 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007, are $4.0 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Foreign Exchange Risk

As a result of the eFinancialGroup Acquisition on October 31, 2006, we conduct business through an additional 14 websites around the world, with the majority of our foreign operations conducted in the United Kingdom. For the years ended December 31, 2007 and 2006, approximately 21% and 5% of our revenues, respectively, were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the dollar. We currently do not hedge currency risk, but we expect to do so in the future. However, our Amended and Restated Credit Facility places limitations on our ability to hedge currency risk.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2007 and 2006 our translation adjustment, net of tax totaled $3.1 million, and $1.8 million, respectively, primarily attributable to the weakening of the U.S. Dollar against the British Pound.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either at LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of December 31, 2007, we had outstanding borrowings of $124.4 million under our Amended and Restated Credit Facility. We have fixed the rate on $80.0 million of our LIBOR based debt through interest rate swaps described below. If interest rates increased by 1.0%, interest expense in 2008 on our current borrowings would increase by approximately $444,000. We also have interest rate risk related to our portfolio of marketable securities. Our marketable securities will produce less income than expected if market interest rates fall.

In December 2007, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011.

Item 8.	Financial Statements and Supplementary Data

Page
Dice Holdings, Inc.
Report of Independent Registered Public Accounting Firm	62
Audited Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006	63

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, and the period from June 28, 2005 (inception) through December 31, 2005	64

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006, and the period from June 28, 2005 (inception) through December 31, 2005	65

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, and the period from June 28, 2005 (inception) through December 31, 2005	66

Notes to Consolidated Financial Statements	67

Dice Inc. (Predecessor Company)
Report of Independent Registered Public Accounting Firm	92
Audited Consolidated Financial Statements

Consolidated Balance Sheet as of August 31, 2005	93

Consolidated Statement of Operations for the period from January 1, 2005 to August 31, 2005	94

Consolidated Statement of Stockholders’ Equity for the period from January 1, 2005 to August 31, 2005	95

Consolidated Statement of Cash Flows for the period from January 1, 2005 to August 31, 2005	96

Notes to Consolidated Financial Statements	97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dice Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Dice Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and for the period from June 28, 2005 (inception) through December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dice Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and for the period from June 28, 2005 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 13 to the financial statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”.

/s/ Deloitte & Touche LLP

Des Moines, Iowa

March 18, 2008

DICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(in thousands, except share and per share data)

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$57,525	$5,684
Marketable securities	150	944
Accounts receivable, net of allowance for doubtful accounts of $1,631 and $795	19,112	14,962
Deferred income taxes—current	13,750	14,000
Prepaid expenses and other current assets	2,582	1,162
Current assets of discontinued operations	195	1,098

Total current assets	93,314	37,850
Fixed assets, net	5,768	5,160
Acquired intangible assets, net	78,572	100,186
Goodwill	159,773	156,440
Deferred financing costs, net of accumulated amortization of $1,252 and $457	3,541	1,972
Other assets	484	122
Non-current assets of discontinued operations	135	597

Total assets	$341,587	$302,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,971	$11,534
Deferred revenue	46,230	34,383
Current portion of long-term debt	2,850	—
Income taxes payable	3,697	426
Current liabilities of discontinued operations	1,404	1,772

Total current liabilities	66,152	48,115
Long-term debt	121,550	89,000
Deferred income taxes—non-current	26,256	29,582
Other long-term liabilities	7,002	1,295

Total liabilities	220,960	167,992

Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000,000 and 57,625,000 shares, respectively; issued and outstanding: 0 and 55,168,792 shares, respectively (liquidation value $2.17 at December 31, 2006)	—	552
Common stock, $.01 par value, authorized 240,000,000 and 69,150,000 shares, respectively; issued and outstanding: 62,172,690 and 92,200 shares, respectively	622	1
Additional paid-in capital	220,222	138,077
Accumulated other comprehensive income	3,130	1,829
Accumulated deficit	(103,347)	(6,124)

Total stockholders’ equity	120,627	134,335

Total liabilities and stockholders’ equity	$341,587	$302,327

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2007 and 2006 and for the period from

June 28, 2005 (inception) through December 31, 2005

(in thousands, except per share amounts)

	2007	2006	2005
Revenues	$142,350	$83,400	$16,975

Operating expenses:
Cost of revenues	8,647	4,628	1,181
Product development	4,188	2,359	597
Sales and marketing	53,427	33,456	8,106
General and administrative	19,194	10,263	2,880
Depreciation	2,971	1,699	350
Amortization of intangible assets	19,051	13,092	4,168
Impairment of intangible assets	2,879	—	—

Total operating expenses	110,357	65,497	17,282

Operating income	31,993	17,903	(307)
Interest expense	(13,104)	(4,788)	(1,914)
Interest income	1,047	234	42
Other income (expense)	—	—	(105)

Income (loss) from continuing operations before income taxes	19,936	13,349	(2,284)
Income tax expense (benefit)	6,692	5,110	(839)

Income (loss) from continuing operations	13,244	8,239	(1,445)

Discontinued operations:
Loss from discontinued operations	(1,584)	(2,767)	(577)
Income tax benefit from discontinued operations	3,981	1,010	211
Minority interest in net income (loss) of subsidiary	(134)	296	89

Income (loss) from discontinued operations, net of tax	2,263	(1,461)	(277)

Net income (loss)	15,507	6,778	(1,722)
Convertible preferred stock dividends	(107,718)	(11,180)	—

Loss attributable to common stockholders	$(92,211)	$(4,402)	$(1,722)

Basic and diluted earnings (loss) per share:
From continuing operations	$(3.34)	$(31.89)	$(15.67)
From discontinued operations	0.08	(15.86)	(3.00)

	$(3.26)	$(47.75)	$(18.67)

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 28, 2005 (inception) through December 31, 2005 and for the years ended December 31, 2006 and 2007

(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount
Initial equity contribution	51,539,800	$515	92,200	$1	$111,284	$—	$—	$111,800
Net loss						(1,722)		(1,722)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax of $0							(6)	(6)

Total comprehensive loss								(1,728)

Stock based compensation					189			189

Balance at December 31, 2005	51,539,800	515	92,200	1	111,473	(1,722)	(6)	110,261

Net income						6,778		6,778
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $786							1,833	1,833
Net unrealized gain on available-for-sale securities, net of tax of $1							2	2

Total comprehensive income								8,613

Stock based compensation					1,467			1,467
Issuance of preferred stock to acquire eFinancialGroup Limited	3,628,992	37			25,137			25,174
Convertible preferred stock dividends declared ($0.22 per share)						(11,180)		(11,180)

Balance at December 31, 2006	55,168,792	552	92,200	1	138,077	(6,124)	1,829	134,335

Net income						15,507		15,507
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $550							1,296	1,296
Net unrealized gain on available-for-sale securities, net of tax of $2							5	5

Total comprehensive income								16,808

Stock based compensation					4,100			4,100
Preferred and common stock dividends declared and payments to holders of vested stock options ($1.95 per share)						(112,500)		(112,500)
Implementation of FASB Interpretation No. 48						(230)		(230)
Conversion of preferred securities to common stock	(55,168,792)	(552)	55,168,792	552				—
Proceeds from initial public offering, net of expenses incurred of $3,239			6,700,000	67	77,694			77,761
Exercise of common stock options			211,698	2	351			353

Balance at December 31, 2007	—	$—	62,172,690	$622	$220,222	$(103,347)	$3,130	$120,627

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007 and 2006 and for the period from June 28, 2005 (inception) through December 31, 2005

(in thousands)

	2007	2006	2005
Cash flows provided by operating activities of continuing operations:
Net income (loss)	$15,507	$6,778	$(1,722)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	2,971	1,699	350
Amortization of intangible assets	19,051	13,092	4,168
Deferred income taxes	2,309	3,127	(939)
Amortization of deferred financing costs	795	352	105
Impairment of intangible assets	2,879	—	—
Stock based compensation	4,100	1,467	189
Changes in operating assets and liabilities (before effects of Acquisition):
Accounts receivable	(4,127)	(4,717)	(1,464)
Prepaid expenses and other assets	(1,266)	(45)	(11)
Accounts payable and accrued expenses	3,997	154	(204)
Deferred revenue	11,831	16,168	6,848
Other, net	1,450	775	602

Net cash provided by operating activities of continuing operations	59,497	38,850	7,922

Cash flows used for investing activities of continuing operations:
Purchases of fixed assets	(3,521)	(2,649)	(556)
Purchases of marketable securities	(200)	(200)	(648)
Maturities and sales of marketable securities	999	596	901
Acquisition of eFinancial Group Limited, net of cash acquired of $3,857	—	(104,738)	—
Proceeds from the sale of eFinancialNews Limited	—	41,560	—
Amounts paid under Targeted Job Fairs acquisition agreement	—	(965)	(251)
Acquisition of Dice Inc., net of cash acquired of $7,828	—	—	(164,184)
Other, net	(32)	—	—

Net cash used for investing activities of continuing operations	(2,754)	(66,396)	(164,738)

Cash flows provided by (used for) financing activities of continuing operations:
Proceeds from long-term debt	113,000	77,000	60,000
Payments on long-term debt	(77,600)	(37,000)	(11,000)
Dividends paid on convertible preferred stock	(107,718)	(11,180)	—
Dividends paid on common stock	(180)	—	—
Payments to holders of vested stock options in lieu of dividends	(4,602)	—	—
Financing costs paid	(2,364)	(856)	(1,573)
Proceeds from initial public offering	81,003	—	—
Payment of costs related to initial public offering	(2,884)	—	—
Proceeds from stock option exercises	353	—	—
Issuance of convertible preferred stock	—	—	111,800
Cash received from transfer agent on behalf of former shareholders of Dice Inc.	—	—	1,154
Other	(175)	—	—

Net cash provided by (used for) financing activities of continuing operations	(1,167)	27,964	160,381

Net cash provided by (used for) operating activities of discontinued operations	(3,844)	2,002	(211)
Net cash used for investing activities of discontinued operations	(6)	(151)	(30)

Net cash provided by (used for) discontinued operations	(3,850)	1,851	(241)
Effect of exchange rate changes	115	91	—

Net change in cash and cash equivalents for the period	51,841	2,360	3,324
Cash and cash equivalents, beginning of period	5,684	3,324	—

Cash and cash equivalents, end of period	$57,525	$5,684	$3,324

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Dice Holdings, Inc. (“DHI” or the “Company”), a Delaware corporation, was incorporated on June 28, 2005 to acquire the stock of Dice Inc. (“Dice”) and its subsidiaries, Dice Career Solutions, Inc. (“DCSI”), MUP, Inc. (“MeasureUp”), EW Knowledge Products, Inc. (“EWKP”) and Dice India Holdings, Inc. (“Dice India”) (the “Dice Inc. Acquisition”). On October 31, 2006, the Company acquired eFinancialGroup Limited (“eFG”) including its two subsidiaries, eFinancialCareers Limited (“eFC”) and JobsintheMoney.com, Inc (“JitM”) (the “eFinancialGroup Acquisition”). See Note 4.

The Company provides online recruiting and career development services. DHI provides services to hire, train and retain technology, engineering, finance, accounting, capital markets, financial services and security-cleared professionals through its principal operating subsidiaries. DCSI operates career management services businesses for technology, engineering and security-cleared professionals. DHI, through its subsidiaries eFC and JitM, operates career management services for finance, accounting and capital markets and financial services professionals. See Note 4.

2.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of DHI and its majority owned subsidiaries, Dice, DCSI, MeasureUp, EWKP, and its variable interest entity, Dice India, and, for the period subsequent to October 31, 2006, eFG, eFC, and JitM. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized net of customer discounts ratably over the service period. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period. The Company generates revenue from the following sources:

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on the dice.com, clearancejobs.com, efinancialcareers.com, and jobsinthemoney.com websites. Certain of the Company’s arrangements include multiple deliverables, which consist of access to job postings and access to a searchable database of candidates. In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within the Company’s control. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage, if shorter.

Job fair booth rentals. Job fair revenues are derived from renting booth space to recruiters and employers. Revenue from these sales is recognized when the job fair is held. Certain customers purchase access to resumes obtained at these job fairs, which revenue is recognized on a per event basis over the period of the contract.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising revenue. Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time an e-mail is sent to registered members.

Concentration of Credit Risk—Substantially all of the Company’s excess cash, cash equivalents and marketable securities have been invested in a diversified portfolio of debt instruments of United States government agencies and high quality money market instruments. At December 31, 2007 and 2006, the Company maintained balances in various banks in excess of the $100,000 balance insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the periods ended December 31, 2007, 2006 and 2005.

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Dice’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Statements of Cash Flows—All highly liquid investments with original maturities of three months or less are considered cash equivalents. Restricted cash is required for security on leased property. Restricted cash totaled $57,000 as of December 31, 2007 and 2006, and is reported as a component of other assets on the balance sheet.

The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2007	2006	2005
Supplemental cash flow information:
Interest paid	$12,846	$3,809	$1,409
Taxes paid	320	816	—
Non-cash investing and financing activities:
Issuance of preferred stock to acquire eFinancialGroup Limited	$—	$25,174	$—
Capital expenditures on fixed assets included in accounts payable and accrued expenses	59	323	177
Costs for IPO included in accounts payable and accrued expenses	358	—	—

Marketable Securities—The Company’s marketable securities are comprised of U.S. government and agency securities and corporate debt securities with readily determinable quoted market values. Marketable securities are classified and accounted for as available-for-sale and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders’ equity. If management determines that an unrealized loss is other-than-temporary, such loss will be charged to the statement of operations. There were no other-than-temporary charges during 2007, 2006, or 2005.

Fixed Assets—Depreciation of equipment, furniture and fixtures, computer software and capitalized website development costs are provided under the straight-line method over estimated useful lives ranging from two to five years. Amortization of leasehold improvements is provided over the shorter of the term of the related lease or the estimated useful life of the improvement. The cost of additions and betterments is capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Software Costs—Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with the AICPA issued Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized.

Website Development Costs—The Company capitalizes costs incurred in designing, developing, testing and implementing enhancements to its websites. These costs are amortized over the enhancement’s estimated useful life, which approximates two years. Costs related to the planning and post implementation phases of website development efforts are expensed as incurred.

Goodwill—Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual test in the third quarter of each year for the goodwill from the Dice Inc. Acquisition, and during the fourth quarter of each year for the goodwill from the eFinancial Careers Acquisition, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. Fair value is determined using a discounted cash flow methodology. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

Indefinite-Lived Acquired Intangible Assets—The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company performs an annual test in the third quarter of each year for the infinite-lived acquired intangible asset from the Dice Inc. Acquisition, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded indefinite-lived acquired intangible assets are impaired. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to their carrying value. Fair value is determined using a relief from royalty methodology. The determination of whether or not indefinite-lived acquired intangible asset have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of indefinite-lived intangible assets.

Foreign Currency Translation—For the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the periods ended December 31, 2007, 2006, and 2005 was $31.4 million, $19.0 million, and $3.4 million, respectively.

Income Taxes—The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are depreciation and amortization of intangible assets, net operating loss carry forwards and deferred revenue.

Stock-Based Compensation—The Company has two plans to grant stock options to certain employees and directors of the Company and its subsidiaries. See Note 12.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt, as of December 31, 2007 was approximately $119 million, based on an estimate of current rates for debt of the same remaining maturities.

Risks and Uncertainties—DHI has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for internet products and services. These risks include the failure to develop and extend the Company’s online service brands, the rejection of the Company’s services by consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. DHI’s significant estimates include the useful lives and valuation of fixed assets and intangible assets; the income tax valuation allowance; fair value of the common and preferred stock of the Company; the assumptions used to value the stock options of the Company; and the valuation of assets acquired and liabilities assumed from acquisitions.

Net Income (Loss) per Common and Common Equivalent Share—The Company follows FASB Statement No. 128, Earnings Per Share, and EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, (“EITF 03-6”). EITF 03-6 established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common shareholders for the period, after deduction of convertible preferred stock dividends, to be allocated between the common and convertible preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common shareholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the EPS amounts only pertain to the Company’s common stock. The Company calculates diluted EPS under the if-converted method unless the conversion of the convertible preferred stock is anti-dilutive to basic EPS. To the extent convertible preferred stock is anti-dilutive, the Company calculates diluted EPS under the two class method to include the effect of potential common shares. See Note 16.

New Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies,

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate electing the fair value option for any existing eligible items. However, the Company will continue to evaluate items on a case-by-case basis for consideration of the fair value option.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS 141R”), Business Combinations and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). These statements change the way companies account for business combinations and noncontrolling interests (minority interests in current GAAP) including requiring more assets acquired and liabilities assumed to be measured at fair value, requiring liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, requiring the acquirer in preacquisition periods to expense all acquisition-related costs and requiring noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Both statements are to be applied prospectively and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its financial statements.

3.    DISCONTINUED OPERATIONS

MeasureUp—The Company provided certification test preparation and assessment products for technology professionals through its subsidiary, MeasureUp. In February 2007, the Company decided to abandon the MeasureUp business after assessing the long-term economic viability of MeasureUp in light of its projected operating losses and the lack of an operational or strategic fit with the Company’s core business, and after unsuccessfully attempting to sell the business. All significant business activities of MeasureUp ceased on March 30, 2007. Accordingly, the Company now reflects the related assets, liabilities, and results of operations from this segment as discontinued operations for all periods presented. Expenses that are not directly identified to MeasureUp or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary results of operations for the former MeasureUp operating segment were as follows (in thousands):

	For the periods ended December 31,
	2007	2006	2005
Revenues	$835	$3,476	$822
Operating expenses:
Cost of revenues	173	521	153
Product development	600	1,282	319
Sales and marketing	288	929	307
General and administrative	332	513	135
Depreciation	16	83	22
Amortization	—	570	190
Impairment of intangible assets	—	1,040	—
Other income	(331)	—	—

Total operating expenses	1,078	4,938	1,126

Operating loss	(243)	(1,462)	(304)
Income tax benefit	3,997	541	111

Income (loss) from discontinued operations	$3,754	$(921)	$(193)

The assets and liabilities of MeasureUp were as follows (in thousands):

December 31, 2006
Cash	$150
Accounts receivable, net of allowance for doubtful accounts of $35	634
Prepaid and other current assets	24

Current assets of discontinued operations	$808

Fixed assets, net	$264
Other assets	7

Non-current assets of discontinued operations	$271

Accounts payable and accrued expenses	$487
Deferred revenue	503

Current liabilities of discontinued operations	$990

The income tax benefit in 2007 is the result of abandoning the operations of MeasureUp. Intangible assets related to MeasureUp were written off in the fourth quarter of 2006. There was no goodwill associated with MeasureUp.

Dice India—Dice India entered into a joint venture agreement with CyberMedia (India) Limited (“CyberMedia”) in 2004 to form CyberMedia Dice (“CMD”), an online technology-focused career website for the posting of technology-related jobs based in India. Dice India, a wholly owned subsidiary of Dice Holdings, Inc., owned a majority of CMD. During the fourth quarter of 2007, Dice India decided to exit the joint venture, after assessing the long-term economic viability of the business in light of its operating losses. The Company sold its interest in the joint venture to an affiliate of CyberMedia in January 2008. As of December 31, 2007, the

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business qualifies for discontinued operations under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Company now reflects the related assets, liabilities, and results of operations from this segment as discontinued operations for all periods presented. Expenses that are not directly identified to Dice India or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations. Summary results of operations for Dice India were as follows (in thousands):

	For the period ended December 31,
	2007	2006	2005
Revenues	$501	$260	$27
Operating expenses:
Cost of revenues	254	196	—
Sales and marketing	1,132	1,034	—
General and administrative	354	195	272
Depreciation	102	130	29

Total operating expenses	1,842	1,555	301

Operating loss	(1,341)	(1,295)	(274)
Income tax benefit (expense)	(17)	521	100
Minority interest income (loss)	(134)	296	88

Loss from discontinued operations	$(1,492)	$(478)	$(86)

The assets and liabilities of Dice India were as follows as of December 31 (in thousands):

	2007	2006
Cash	$5	$111
Accounts receivable, net of allowance for doubtful accounts of $52 and $—	—	52
Prepaid and other current assets	190	127

Current assets of discontinued operations	$195	$290

Fixed assets, net	$135	$196
Other assets	—	130

Non-current assets of discontinued operations	$135	$326

Accounts payable and accrued expenses	$1,288	$645
Deferred revenue	95	137
Other liabilities	21	—

Current liabilities of discontinued operations	$1,404	$782

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

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred a total of $3.2 million of direct costs associated with the transaction. Of that amount, $0.9 million was capitalized as debt issuance costs. The remaining $2.3 million was included as consideration paid in the allocation of the purchase price.

Factors that contributed to a purchase price resulting in goodwill for the purchase of eFG’s assets included relationships with job seekers and customers, historical cash flow, executive experience (not tied to non-competition agreements) and the value of the workforce in place. The amortization of goodwill is not deductible for tax purposes.

The purchase price allocation is complete. Adjustments to goodwill during the year ended December 31, 2007 were related to income taxes. The purchase price allocation of eFG based upon management’s estimates at the date of acquisition, in millions of dollars, is as follows:

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

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following pro forma condensed consolidated results of operations assume that the acquisition of eFG was completed as of January 1, 2006 and June 28, 2005 (inception), respectively (in millions except per share amounts):

	For the Period Ended December 31,
	2006	2005
Revenues	$101.7	$37.9
Net loss	$(0.2)	$(9.8)
Loss per share	$(123.43)	$(106.05)

The pro forma financial information represents the historical operating results of the combined company with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings and amortization of acquired intangible assets and deferred financing costs as well as the related income tax impacts of such adjustments. The pro forma information for 2005 assumes the acquisition of Dice Inc. was completed on June 28, 2005.

5.    MARKETABLE SECURITIES

DHI’s marketable securities are stated at fair value. The following tables summarize the Company’s marketable securities as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$149	$1	$150

	December 31, 2006
	Maturity	Gross Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	Over one year	$49	$—	$49
U.S. Government and agencies	Within one year	700	(4)	696
U.S. Government and agencies	Over one year	199	—	199

Total		$948	$(4)	$944

6.    FIXED ASSETS, NET

Fixed assets, net consist of the following as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Computer equipment and software	$7,435	$5,060
Furniture and fixtures	467	386
Leasehold improvements	1,627	1,138
Capitalized website development costs	1,096	626

	10,625	7,210
Less: Accumulated depreciation and amortization	(4,857)	(2,050)

Fixed assets, net	$5,768	$5,160

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    ACQUIRED INTANGIBLE ASSETS, NET

In September 2007, the Company launched a redesigned JobsintheMoney website with an expectation that, together with an increased investment in marketing, overall performance for employers, recruiters, and finance and accounting professionals would improve. While the functionality of the website improved, there was no measurable improvement in financial performance. Therefore, the carrying value of the intangible assets for JobsintheMoney, acquired as part of the eFinancialGroup October 31, 2006 acquisition, was reduced to zero, from $2.9 million.

Below is a summary of the major acquired intangible assets and the weighted average amortization period for the acquired identifiable intangible assets (in thousands):

	As of December 31, 2007
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,700	$(6,926)	$149	$(280)	$5,643	3.75 years
Trademarks and brand names—Dice	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,600	(1,888)	292	(1,200)	4,804	5 years
Customer lists	36,700	(15,222)	529	(339)	21,668	4.5 years
Order backlog	2,000	(2,037)	37	—	—	—
Candidate database	18,500	(10,050)	67	(1,060)	7,457	3.75 years
Leasehold interests	154	(162)	8	—	—	—

Acquired intangible assets, net	$116,654	$(36,285)	$1,082	$(2,879)	$78,572

	As of December 31, 2006
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,700	$(3,487)	$98	$9,311	3.75 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,600	(352)	207	7,455	5 years
Customer lists	36,700	(7,115)	374	29,959	4.5 years
Order backlog	2,000	(1,076)	36	960	0.5 years
Candidate database	18,500	(5,196)	47	13,351	3.75 years
Leasehold interests	154	(8)	4	150	3 years

Acquired intangible assets, net	$116,654	$(17,234)	$766	$100,186

Based on the carrying value of the acquired finite-lived intangible assets recorded as of December 31, 2007, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

2008	$16,983
2009	14,606
2010	6,985
2011	998

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite Life on Trade Name

The Dice.com Trade Name / Trademark / Domain Name is one of the most recognized names of online job boards. Since Dice’s inception in 1991, the brand has been recognized as a leader in recruiting and career development services for technology and engineering professionals. Currently, the brand is synonymous with the most specialized online marketplace for technology industry-specific talent. The brand has significant online and offline presence in online recruiting and career development services. Considering the recognition of the brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice.com Trade Name / Trademark / Domain Name was determined to be indefinite.

8.    INDEBTEDNESS

On March 21, 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”), resulting in total borrowings of $194.0 million. The Amended and Restated Credit Facility provides for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, and matures on March 21, 2012. The Company began making mandatory quarterly payments on the term loan facility of $250,000 in September 2007. Payments of principal on the term loan facility result in permanent reductions to that facility. Immediately prior to entering into the amended agreement, the Company had $81.0 million outstanding under the then existing facility. On March 21, 2007, the Company borrowed an additional $113.0 million under the amended agreement. Borrowings under the facility bear interest, at the Company’s option, at the LIBOR Rate plus 3.25% or Reference Rate plus 1.75%.

The Company’s existing and future domestic subsidiaries unconditionally guaranteed borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the personal assets of each of the borrowers and guarantors.

The Amended and Restated Credit Facility also contains certain financial covenants, including the following:

•

Senior Leverage Ratio, which requires the ratio of senior debt to adjusted EBITDA for the most recently completed 12 months to exceed certain thresholds. The senior leverage ratio is tested on a quarterly basis. As of December 31, 2007, the senior leverage ratio was required to be no greater than 4.50:1.00.

•

Fixed Charge Coverage Ratio, which requires the ratio of (i) adjusted EBITDA for the most recently completed 12 months less income tax expense and capital expenditures to (ii) the sum of scheduled debt repayments and net interest expense to be in excess of certain thresholds. The fixed charge coverage ratio is tested on a quarterly basis. As of December 31, 2007 the fixed charge coverage ratio was required to be in excess of 1.50:1.00.

•

Minimum Adjusted EBITDA, requires adjusted EBITDA for the most recently completed 12 months to exceed certain thresholds if the senior leverage ratio is greater than or equal to 3.0:1.0. Minimum Adjusted EBITDA is tested on a quarterly basis. As of December 31, 2007, minimum adjusted EBITDA would have been required to be $40 million if our senior leverage ratio had been equal to or greater than 3.0:1.0.

The Company is also subject to a cap on annual capital expenditures and is limited in the ability to make certain acquisitions, to hedge currency and interest rate risks, and to pay dividends. As of December 31, 2007, the Company was in compliance with all of the financial and other covenants under our Amended and Restated Credit Facility.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the Amended and Restated Financing Agreement require the annual prepayment of a portion of the debt based on an annual determination of excess cash flow, as defined under the agreement, and on the leverage ratio at the end of each calendar year. The prepayment is applied 75% to Revolving Loan Facility and 25% to the Term Loan Facility. The excess cash flow reflects Adjusted EBITDA, with certain items added back, including cash interest payments, the quarterly mandatory prepayments and loan servicing fees. For the period ending December 31, 2007, the excess cash flow payment measurement period begins on the Restatement Effective Date of March 21, 2007. Future measurement periods are annual. The Company will be required to make a mandatory prepayment of approximately $2.1 million on the Term Loan Facility during 2008.

The amounts borrowed and terms of the financing agreement as of December 31, 2007 and December 31, 2006 are as follows (dollars in thousands):

	December 31, 2007	December 31, 2006
Total Revolving Credit Facility	$ 75,000	$110,000
Total Term Loan Facility	$125,000	—
Amounts Borrowed:
LIBOR Rate Loans	$108,400	$ 87,000
Reference Rate Loans	16,000	2,000

Total Borrowed	$124,400	$ 89,000

Interest Rates:
LIBOR Option:
Interest Margin	3.25%	3.50%
Minimum LIBOR rate	3.00%	3.00%
Actual Interest Rates	8.03% to 8.49%	8.85% to 9.40%
Reference Rate Option:
Interest Margin	1.75%	0.75%
Minimum Reference Rate	6.00%	6.00%
Actual Interest Rate	9.00%	9.00%

Future maturities as of December 31, 2007 are as follows (in thousands):

2008	$2,850
2009	1,000
2010	1,000
2011	1,000
2012	118,550

Total minimum payments	$124,400

The Company used a portion of the net proceeds that it received from its initial public offering on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility.

In December 2007, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through July 2012. Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

2008	$1,115
2009	958
2010	916
2011	867
2012	296

$4,152

Rent expense was $933,000, $640,000, and $197,000 for the periods ended December 31, 2007, 2006, and 2005, respectively.

Restricted Cash and Letters of Credit

As of December 31, 2007 and December 31, 2006, Dice had $57,000 in standby letters of credit that collateralize facility lease agreements. Restricted cash, which is included in other assets in the condensed consolidated balance sheet, collateralizes such standby letters of credit.

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

10.    EQUITY TRANSACTIONS

Convertible Preferred Stock—The Company’s Amended Certificate of Incorporation provided for the authorization of the Board of Directors (“Board”) at its discretion to issue up to 57,625,000 shares of convertible preferred stock with a par value of $0.01. At the time of issuance, the Board had the discretion as to the designation of each issuance, voting rights, dividend rights and rates, if any, redemption price and liquidation preference, among other provisions.

On August 31, 2005, 51,539,800 shares of convertible preferred stock were issued in exchange for total cash consideration of $111.8 million.

On October 31, 2006, 3,628,992 shares of convertible preferred stock were issued in connection with the acquisition of eFG described in Note 4. Each share was valued at that date at $6.94 for total consideration of $25.2 million.

The Company determined that there was no embedded beneficial conversion feature attributable to the convertible preferred stock, since the initial conversion price of the preferred stock was equal to the issuance

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price, which was negotiated and agreed between the Company and the external investor on an arm’s length basis and, which was determined by management to approximate the fair value of the Company’s common stock at the commitment date since there was no existence of a public or active market of the Company’s common stock, nor were there any cash transactions involving the Company’s common shares that occurred prior to this date.

All of the shares of Series A convertible preferred stock were converted into shares of the Company’s common stock in July 2007. The rights, preferences, privileges and restrictions granted to and imposed on the convertible preferred stock are as set forth below. These provisions are related to the preferred stock that was outstanding during the period and the Company’s charter permits future changes to these provisions if new preferred stock were to be issued.

Dividend provisions

The preferred stockholders are entitled to dividends only when dividends were paid to common shareholders. In the event of a dividend, the holders of the preferred shares are entitled to share in the dividend on a pro rata basis, as if their shares had been converted into shares of common stock.

Conversion rights

Any holder of preferred stock has the right, at its option, to convert the preferred shares into shares of common stock at a ratio of one preferred stock share for one common stock share. The holders of 66 2/3% of all outstanding preferred stock have the right at any time to require all the outstanding shares of preferred stock to be converted into an equal number of shares of common stock. Voting rights include the right to vote at a special or annual meeting of stockholders on all matters entitled to be voted on by holders of common stock, voting together as a single class with the common stock. There are no redemption rights associated with the preferred stock.

Liquidation rights

Upon the occurrence of liquidation, the holders of the preferred shares shall be paid in cash for each share of preferred stock held, out of, but only to the extent of, the assets of the Company legally available for distribution to its stockholders, before any payment or distribution is made to any shareholders of common stock. The liquidation value is $2.17 per share, subject to adjustments for stock splits, stock dividends, combinations, or other recapitalizations of the preferred stock.

Dividends—On March 23, 2007, the Company paid a cash dividend of $107.9 million in the aggregate, or $1.95 per share, to holders of common stock and convertible preferred stock and made a payment of $4.6 million in the aggregate, or $1.95 per vested option, to holders of vested stock options in lieu of a dividend. The payments made to holders of vested stock options in lieu of dividends increased the accumulated deficit. On October 27, 2006, a dividend of $0.22 per share was paid to holders of convertible preferred stock.

Stock split—The Company effected a stock split on June 18, 2007, so that each share of common stock and Series A convertible preferred stock was split into 461 shares of common stock or Series A convertible preferred stock, as applicable. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

Convertible Preferred Stock conversion—The terms of the Company’s Series A convertible preferred stock allow the holders of 66 2/3% of such stock to require that all outstanding shares of the Series A convertible preferred stock be converted into an equal number of shares of common stock at any time. The holders of 66 2/3% of all outstanding shares of the Series A convertible preferred stock agreed to require that all outstanding shares

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Company’s Series A convertible preferred stock be converted into an equal number of shares of the Company’s common stock immediately prior to the consummation of an initial public offering. All of the shares of Series A convertible preferred stock were converted into shares of the Company’s common stock in July 2007.

Initial public offering—On July 23, 2007, the Company completed its initial public offering (“IPO”). The Company sold 6,700,000 shares of its common stock and selling stockholders sold an additional 10,000,000 shares of common stock at a price of $13.00 per share less underwriting commissions. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at a price of $13.00 per share less underwriting commissions. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. The proceeds, net of underwriting commissions, received by the Company, were $81.0 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used a portion of the net proceeds that it received from the offering to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility.

11.    COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The unrealized gain (loss) on marketable securities available-for-sale, foreign currency translation adjustments, and the unrealized loss on cash flow hedges impact comprehensive income (loss). Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	2007	2006
Foreign currency translation adjustment, net of tax of $1,336 and $786	$3,129	$1,833
Unrealized gains (losses) on marketable securities, net of tax of $1 and $(1)	1	(4)

Total accumulated other comprehensive income, net	$3,130	$1,829

12.    STOCK BASED COMPENSATION

The Company has two plans under which it may grant stock options to certain employees and directors of the Company and its subsidiaries. Compensation expense is recorded in accordance with SFAS 123 (Revised 2004), Share-Based Payment for stock options awarded to employees in return for employee service. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the employee service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The Company recorded stock based compensation expense of $4.1 million, $1.5 million, and $0.2 million during the periods ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007, there was $9.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of nearly 1.6 years.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted average assumptions in the table below. Because the Company’s stock was not publicly traded during all of the periods when options were granted, the average historical volatility rate for a similar entity was used.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected life of options granted is derived from historical exercise behavior. The risk—free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant.

	Periods Ended December 31,
	2007	2006	2005
The weighted average fair value of options granted	$1.41	$1.52	$0.60
Dividend yield	0.00%	0.00%	0.00%
Weighted average risk free interest rate	4.62%	4.64%	4.52%
Weighted average expected volatility	35.54%	36.84%	38.80%
Expected life (in years)	4	4	4

During the periods ended December 31, 2007, 2006, and 2005, the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock		Exercise price	Intrinsic value
November 7, 2005	6,301,870	$2.17	*	$2.17	$—
May 2, 2006	137,839	$3.52	**	$3.52	$—
November 1, 2006	1,011,895	$5.97	***	$4.19	$—
December 5, 2006	135,534	$5.97	***	$4.19	$—
January 31, 2007	18,440	$6.55	**	$6.55	$—
January 31, 2007	628,804	$6.55	**	$8.27	$—
March 27, 2007	192,698	$6.89	**	$6.89	$—
May 9, 2007	117,094	$7.11	**	$7.11	$—
December 6, 2007	39,800	$10.06	****	$10.06	$—

*	The fair value was determined based on the third party transaction with the Company’s preferred stock issued in connection with the acquisition of Dice Inc. The Company did not take a discount in determining the value of the common shares as compared to the Series A preferred stock, as the Board of Directors determined that the strike price for the options should equal the price paid by the preferred stockholders.
**	The fair value was determined based on a contemporaneous internal valuation prepared by management with the appropriate levels of competency.
***	The fair value was determined based on the third party transaction with the Company’s preferred stock issued in connection with the acquisition of eFG. The equity value of $6.94 per share determined in the eFG transaction was further reduced by the incurrence of indebtedness and the dilutive effect of previously issued stock options. The Board of Directors determined that the strike price for options issued at the time of the eFG acquisition should be at the value of the preferred shares.
****	Average of the high and low reported prices on the date of grant.

The derived fair value of the common shares underlying the options granted on May 2, 2006, January 31, 2007, March 27, 2007, and May 9, 2007 were determined based on an internal valuation prepared by management with the appropriate level of competency, using generally accepted valuation methodologies, including the guideline companies approach, which incorporates certain assumptions including the market performance of comparable listed companies as well as the financial results and growth trends of the group and the discounted cash flow method, a method within the income approach whereby the present value of future expected net cash flows is calculated using a discount rate and the guideline companies approach, which incorporates certain assumptions including the market performance of comparable listed companies as well as the financial results and growth trends of the Company, to derive the total equity value of the Company. The valuation model allocated the equity value between the common shares and the preferred shares and determined

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value of common shares based on the option-pricing method under the enterprise value allocation method. Under this method, the common shares have value only if the funds available for distribution to shareholders exceed the value of the liquidation preference at the time of a liquidity event (for example, a merger or sale).

A summary of the status of options granted as of December 31, 2007 and 2006, and the changes during the periods then ended is presented below:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Period Ended December 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the period	7,587,138	$1.38	6,301,870	$1.98	—	$—
Granted	996,836	$6.77	1,285,268	$4.10	6,301,870	$2.17
Exercised	(211,698)	$1.67	—	$—	—	$—
Forfeited	(333,996)	$3.52	—	$—	—	$—

Options outstanding at December 31	8,038,280	$1.95	7,587,138	$2.34	6,301,870	$2.17

Exercisable at December 31	3,619,565	$1.55	1,969,334	$1.98	—	$—

On October 20, 2006, a dividend of $0.22 per share was declared to holders of convertible preferred stock. The Board of Directors approved reducing the strike price of the non-vested options outstanding at the date of the payment of the dividend by $0.19 in order to maintain the economic value of the options in comparison to the value those options had immediately prior to the dividend. Similarly, on March 23, 2007, the Company paid a cash dividend of $107.9 million in the aggregate, or $1.95 per share, to holders of common stock and convertible preferred stock and made a payment of $4.6 million in the aggregate, or $1.95 per vested option, to holders of vested stock options in lieu of a dividend. The Board of Directors approved reducing the strike price of the non-vested options outstanding at the date of the payment of the dividend by $1.78 in order to maintain the economic value of the options in comparison to the value those options had immediately prior to the dividend, which resulted in a reduction of the weighted average exercise price of $0.96.

The following table summarizes information about options outstanding as of December 31, 2007:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	3,888,299	7.7	1,146,342
$ 1.00 - $ 1.99	2,272,519	7.7	2,259,553
$ 4.00 - $ 4.99	899,066	8.8	213,670
$ 6.00 - $ 7.99	938,596	9.2	—
$10.00 - $10.99	39,800	9.9	—

	8,038,280		3,619,565

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    INCOME TAXES

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$12,111	$18,847
Allowance for doubtful accounts	456	283
Provision for accrued expenses and other, net	319	235
AMT tax credits	551	869
Stock based compensation	2,187	630
Investment in Dice India	985	538
Deferred revenue	1,431	—
Foreign intercompany interest income	1,324	—
Foreign tax credits	478	—
Valuation allowance	(2,309)	—

Deferred tax asset	17,533	21,402

Deferred tax liabilities:
Acquired intangibles	(28,508)	(35,500)
Depreciation of fixed assets	(195)	(12)
Foreign currency translation	(1,336)	(787)
Deferred revenue	—	(685)

Deferred tax liabilities	(30,039)	(36,984)

Net deferred tax liabilities	$(12,506)	$(15,582)

Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred income taxes—current	$13,750	$14,000
Deferred income taxes—non-current	(26,256)	(29,582)

Net deferred tax liabilities	$(12,506)	$(15,582)

Tax expense (benefit) for the periods ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006	2005
Current income tax expense:
Federal	$100	$1,411	$92
State	9	121	8
Foreign	4,274	451	—

Current income tax expense	4,383	1,983	100

Deferred income tax expense (benefit):
Federal	3,495	3,227	(865)
State	359	277	(74)
Foreign	(1,545)	(377)	—

Deferred income tax expense (benefit)	2,309	3,127	(939)

Income tax expense (benefit)	$6,692	$5,110	$(839)

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	Year Ended December 31,
	2007		2006		2005
Federal statutory rate	35.0%		35.0%		35.0%
Tax effect of permanent items	(7.6%	)	—		—
State taxes, net of federal effect	2.0%		4.0%		1.7%
Tax effect of foreign income	2.0%		(0.7%	)	—

Other	2.2%		—		—

Effective tax rate	33.6%		38.3%		36.7%

During the year ended December 31, 2007, the permanent item impacting the effective tax rate is payments to the holders of vested stock options in lieu of dividends of $4.6 million.

As of December 31, 2007, income before tax totaled $11.4 million for the domestic operations and $8.5 million for the foreign operations.

As of December 31, 2007 and December 31, 2006, the Company has net operating loss carry forwards for federal income tax purposes of approximately $31.8 million and $49.6 million, respectively. The carry forwards will begin to expire in 2011 if not used. For income tax purposes, the amount of net operating loss allowable to offset income after a change in ownership is limited under Section 382 of the Internal Revenue Code (“Section 382”). The Company determined the Section 382 limitation created by various ownership changes limits certain of the net operating losses that are available to be used on a prospective basis to $20.6 million per year. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that the deferred tax assets will be used in the future and, therefore, no valuation allowance on the domestic net operating losses has been recorded.

At December 31, 2007, a valuation allowance has been recorded for the deferred tax assets for the investment in Dice India and for the intercompany interest income. The Company has concluded that, based on expected future results, it is more likely than not that these deferred tax assets will not be used in the future. Accordingly, a valuation allowance was established for $2.3 million.

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

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the total amounts of unrecognized tax benefits for the year (in thousands):

2007
Unrecognized tax benefits—January 1, 2007	$4,459
Gross increases—tax benefits in current period	1,362

Unrecognized tax benefits—December 31, 2007	$5,821

Included in the balance of unrecognized tax benefits at December 31, 2007, are $1.8 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007, are $4.0 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. None of the Company’s tax returns are currently under examination. The Company is subject to U.S. federal, state, local or foreign examinations by tax authorities dating back to the year net operating losses began in 1999. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits will change significantly during the next twelve months.

14.    EMPLOYEE SAVINGS PLAN

The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $551,000, $413,000, and $88,000 for the periods ended December 31, 2007, 2006, and 2005, respectively, to match employee contributions to the Savings Plan.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    SEGMENT INFORMATION

The Company aggregates its operating segments into two reportable segments: DCS Online and eFinancialCareers. Management has organized its reportable segments based upon similar geographic locations and similar economic characteristics. Both DCS Online and eFinancialCareers generate revenue from sales of recruitment packages. Aggregation is based on similarity of operating segments as to economic characteristics, products, types or classes of customer and the methods of distribution. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include the Targeted Job Fairs, JobsintheMoney.com, and eFinancialCareers.com’s U.S. operations and are reported in the “Other” category. JitM exceeded the 10% threshold for net income in 2007 due to the impairment of intangible assets. Due to the one time nature of this occurrence, JitM continues to be included in the “Other” category. The Company’s foreign operations are comprised of eFinancialCareers, whose business is principally in Great Britain, Continental Europe, Middle East and Asia. Corporate costs are included in the DCS Online segment and are not presently allocated to the segments. Corporate expenses primarily include personnel costs related to executives and certain support staff and professional fees. The following table shows the segment information for the periods ended December 31, 2007, 2006, and 2005 (in thousands):

	Period Ended December 31,
	2007	2006	2005
Revenues:
DCS Online	$102,215	$77,285	$16,433
eFinancialCareers	29,658	2,924	—
Other	10,477	3,191	542

Total revenues	$142,350	$83,400	$16,975

Depreciation:
DCS Online	$2,560	$1,668	$350
eFinancialCareers	298	23	—
Other	113	8	—

Total depreciation	$2,971	$1,699	$350

Amortization:
DCS Online	$11,110	$11,327	$4,111
eFinancialCareers	6,211	1,242	—
Other	1,730	523	57

Total amortization	$19,051	$13,092	$4,168

Income (loss):
DCS Online	$11,316	$8,577	$(1,520)
eFinancialCareers	5,804	(135)	—
Other	(3,876)	(203)	75

Income (loss) from continuing operations	13,244	8,239	(1,445)
Income (loss) from discontinued operations, net of tax	2,263	(1,461)	(277)

Net income (loss)	$15,507	$6,778	$(1,722)

Capital expenditures:
DCS Online	$2,603	$2,531	$556
eFinancialCareers	746	45	—
Other	172	73	—

Total capital expenditures	$3,521	$2,649	$556

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information as December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006
Total assets:
DCS Online	$228,371	$193,747
eFinancialCareers	94,250	85,413
Other	18,636	21,472
Assets of discontinued operations	330	1,695

Total assets	$341,587	$302,327

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2006 and 2007 and the changes in goodwill for the years then ended (in thousands):

	DCS Online	eFinancialCareers	Other	Total
Balance, December 31, 2005	$99,010	$—	$1,878	$100,888
Goodwill from acquisitions during the year	—	56,517	14,885	71,402
Foreign currency translation adjustment	—	2,052	—	2,052
Other goodwill adjustments	(17,890)	—	(12)	(17,902)

Balance, December 31, 2006	81,120	58,569	16,751	156,440
Foreign currency translation adjustment	—	790	—	790
Adoption of FIN 48	3,658	337	—	3,995
Other goodwill adjustments	—	(972)	(480)	(1,452)

Balance, December 31, 2007	$84,778	$58,724	$16,271	$159,773

Other goodwill adjustments are related to income tax adjustments.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. The impact of the preferred stock outstanding and common stock options outstanding at December 31, 2007, 2006, and 2005 were anti-dilutive during the periods then ended and therefore were excluded from the calculation of diluted EPS. The following is a calculation of basic and diluted earnings (loss) per share and weighted average shares outstanding for continuing operations and discontinued operations (in thousands except share and per share amounts):

	Period Ended December 31,
	2007	2006	2005
Income (loss) from continuing operations	$13,244	$8,239	$(1,445)
Preferred dividend	(107,718)	(11,180)	—

Loss attributable to common stockholders from continuing operations—basic	$(94,474)	$(2,941)	$(1,445)

Income (loss) attributable to common stockholders from continuing operations—diluted	$(94,474)	$8,239	$(1,445)

Income (loss) from discontinued operations	$2,263	$(1,461)	$(277)
Preferred securities participating in earnings available to common stockholders	—	—	277

Income (loss) attributable to common stockholders from discontinued operations—basic	$2,263	$(1,461)	$—

Income (loss) attributable to common stockholders from discontinued operations—diluted	$2,263	$(1,461)	$(277)

Weighted average shares outstanding—basic	28,256,084	92,200	92,200
Add shares issuable upon conversion of preferred securities	30,078,328	52,144,632	51,539,800
Add shares issuable upon exercise of stock options	3,081,828	7,636,215	—

Weighted average shares outstanding—diluted	61,416,240	59,873,047	51,632,000

Basic and diluted earnings (loss) per share:
From continuing operations	$(3.34)	$(31.89)	$(15.67)
From discontinued operations	$0.08	$(15.86)	$(3.00)

	$(3.26)	$(47.75)	$(18.67)

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 2007 and 2006. As of December 31, 2007, Dice India qualifies for discontinued operations under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Company now reflects the results of operations from this segment as discontinued operations for all periods presented. The table below reconciles from amounts previously reported on Forms 10-Q plus an adjustment for discontinued operations to arrive at the amounts reported herein.

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2007
Total revenues
As previously reported	$30,540	$34,500	$38,208	$39,514
Adjustment for discontinued operations	(151)	(142)	(119)	—

As reported herein	30,389	34,358	38,089	39,514
Total operating expenses
As previously reported	26,381	27,013	28,371	30,140
Adjustment for discontinued operations	(565)	(403)	(580)	—

As reported herein	25,816	26,610	27,791	30,140
Income from continuing operations, net tax
As previously reported	2,959	1,887	4,197	3,688
Adjustment for discontinued operations	248	(41)	306	—

As reported herein	3,207	1,846	4,503	3,688
Income (loss) from discontinued operations, net of tax
As previously reported	4,918	(274)	—	(1,868)
Adjustment for discontinued operations	(248)	41	(306)	—

As reported herein	4,670	(233)	(306)	(1,868)
Net income	7,877	1,613	4,197	1,820
Preferred stock dividends	(107,718)	—	—	—

Income (loss) attributable to common stockholders	$(99,841)	$1,613	$4,197	$1,820

Basic and diluted earnings per common share for income (loss) from continuing operations
As previously reported	$(1,136.21)	$0.03	$0.07	$0.03
Adjustment for discontinued operations	2.69	—	—	0.03

As reported herein	(1,133.52)	0.03	0.07	0.06

Basic and diluted earnings per common share for net income (loss) available to common shareholders	$(1,082.87)	$0.03	$0.06	$0.03

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2006
Total revenues
As previously reported	$16,077	$19,239	$21,668	$26,674
Adjustment for discontinued operations	(21)	(34)	(91)	(112)

As reported herein	16,056	19,205	21,577	26,562
Total operating expenses
As previously reported	14,091	15,236	15,861	21,871
Adjustment for discontinued operations	(157)	(313)	(450)	(642)

As reported herein	13,934	14,923	15,411	21,229
Income from continuing operations, net tax
As previously reported	473	1,963	3,174	2,089
Adjustment for discontinued operations	83	90	147	220

As reported herein	556	2,053	3,321	2,309
Income (loss) from discontinued operations, net of tax
As previously reported	(144)	(29)	(22)	(726)
Adjustment for discontinued operations	(83)	(90)	(147)	(220)

As reported herein	(227)	(119)	(169)	(946)
Net income	329	1,934	3,152	1,363
Preferred stock dividends	—	—	—	(11,180)

Income (loss) attributable to common stockholders	$329	$1,934	$3,152	$(9,817)

Basic and diluted earnings per common share for income (loss) from continuing operations, net of related income taxes	$0.01	$0.04	$0.06	$(96.21)

Basic and diluted earnings per common share for net income (loss) available to common shareholders	$0.01	$0.04	$0.06	$(106.47)

*    *    *    *    *

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

The Board of Directors

Dice Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Dice Inc. and subsidiaries as of August 31, 2005 (before the purchase transaction as described in Notes 1 and 2), and the related statement of operations, stockholders’ equity and comprehensive income, and cash flows for the eight-month period ended August 31, 2005 (before the transaction described in Notes 1 and 2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dice Inc. and subsidiaries as of August 31, 2005 (before the purchase transaction as described in Notes 1 and 2) and the consolidated results of its operations and its cash flows for the eight-month period ended August 31, 2005 (before the transaction described in Notes 1 and 2) in conformity with accounting principles generally accepted in the United States of America.

/s/    LWBJ, LLP

West Des Moines, Iowa

January 20, 2006 except for Notes 7 and 12 which are dated as of April 4, 2007, and Note 13 which is dated as of February 29, 2008

DICE INC.

CONSOLIDATED BALANCE SHEETS

As of August 31, 2005

(in thousands, except share and per share amounts)

2005
ASSETS
Current assets
Cash and cash equivalents	$33,812
Marketable securities	1,594
Accounts receivable, net of allowance for doubtful accounts $551	3,683
Prepaid expenses and other current assets	988
Current assets of discontinued operations	772

Total current assets	40,849
Fixed assets, net	2,969
Intangible assets, net	14,157
Deferred tax asset, net	2,778
Reorganization value in excess of amounts allocated to identifiable assets	—
Goodwill	1,941
Restricted cash	467
Other assets, net	87
Non-current assets of discontinued operations	1,314

Total assets	$64,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,945
Deferred revenue	15,576
Amounts due under acquisition agreements	846
Federal income tax payable	194
Other current liabilities	—
Current liabilities of discontinued operations	1,116

Total current liabilities	22,677
Other liabilities	182
Non-current liabilities of discontinued operations	8
Minority interest in net assets of subsidiary	263
Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 20,000 shares authorized; none issued	—
Common stock, par value $.01; 40,000 shares authorized; 20,000 shares issued; 19,993 shares outstanding	—
Additional paid-in capital	35,133
Unearned stock-based compensation	(23)
Accumulated other comprehensive loss	(7)
Treasury stock, 7 shares	(11)
Retained earnings	6,340

Total stockholders’ equity	41,432

Total liabilities and stockholders’ equity	$64,562

The accompanying notes are an integral part of these consolidated financial statements.

DICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the eight months ended August 31, 2005

(in thousands, except per share amounts)

2005
Revenues	$33,864
Operating expenses:
Cost of revenues	2,358
Product development	1,048
Sales and marketing	13,708
General and administrative	4,612
Depreciation	956
Amortization	1,112

Total operating expenses	23,794

Income from operations	10,070

Realized loss on sales of investments	(160)
Interest and other income, net	464

Income from continuing operations before taxes and minority interest	10,374
Income tax expense	4,325

Income from continuing operations	6,049

Discontinued operations:
Income (loss) from discontinued operations	(666)
Income tax benefit (expense) of discontinued operations	258
Minority interest in net loss of subsidiary	224

Income (loss) from discontinued operations, net of tax	(184)

Net income	$5,865

Basic earnings (loss) per share:
From continuing operations	$302.56
From discontinued operations	(9.20)

$293.36

Diluted earnings (loss) per share:
From continuing operations	$270.51
From discontinued operations	(8.23)

$262.28

The accompanying notes are an integral part of these consolidated financial statements.

DICE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Retained Earnings	Total	Comprehensive Income
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at January 1, 2005	—	$—	19,993	$—	$35,133	$(70)	$(67)	7	$(11)	$475	$35,460
Amortization of unearned stock-based compensation						47					47
Comprehensive income:
Reclassification adjustment for losses on available for sale securities included in net income							60				60	60
Net income										5,865	5,865	5,865

Comprehensive income												$5,925

Balance at August 31, 2005	—	$—	19,993	$—	$35,133	$(23)	$(7)	7	$(11)	$6,340	$41,432

The accompanying notes are an integral part of these consolidated financial statements.

DICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the eight months ended August 31, 2005

(in thousands)

2005
Cash flows from operating activities:
Net income	$5,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	956
Amortization	1,112
Deferred taxes	3,873
Provision for doubtful accounts	159
Charge related to issuance of stock options	47
Changes in operating assets and liabilities:
Accounts receivable	(822)
Prepaid expenses and other assets	(361)
Accounts payable and accrued expenses	69
Deferred revenue	5,440
Other, net	(76)

Net cash provided by operating activities of continuing operations	16,262

Cash flows from investing activities:
Purchases of fixed assets	(1,756)
Acquisition of ClearanceJobs.com assets	(400)
Acquisition of Targeted Job Fairs assets	(1,466)
Purchases of marketable securities	(4,802)
Maturities and sales of marketable securities	13,876

Net cash provided by (used in) investing activities of continuing operations	5,452

Cash flows from financing activities:
Payments of principal on capital leases	(61)

Net cash used in financing activities of continuing operations	(61)

Net cash provided by operating activities of discontinued operations	784
Net cash used in investing activities of discontinued operations	(570)

Net cash provided by (used in) discontinued operations	214

Net change in cash and cash equivalents for the period	21,867
Cash and cash equivalents, beginning of period	11,945

Cash and cash equivalents, end of period	$33,812

Supplemental cash flow information:
Interest paid	$15
Taxes paid	$145

The accompanying notes are an integral part of these consolidated financial statements.

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

NOTE 1—BASIS OF PRESENTATION AND COMPANY BACKGROUND

Business

Dice Inc. (“Dice” or the “Company”), a Delaware corporation, provides online recruiting and career development services. Dice provides services to hire, train and retain technology, engineering and security-cleared professionals through its two principal operating subsidiaries, Dice Career Solutions, Inc. (“DCSI”), which operates career management services businesses for technology, engineering and security-cleared professionals, and MeasureUp, Inc. (“MeasureUp”), a provider of certification test preparation and assessment products for technology professionals.

Basis of Presentation

The accompanying consolidated financial statements and related notes are presented as of and for the eight-month period ended August 31, 2005. The results as of August 31, 2005 and for the eight month period ended August 31, 2005 include operating activity on August 31, 2005, but exclude the effects of the transaction described in Note 2 below, which were recorded as of the end of business on August 31, 2005. Accordingly, the accompanying consolidated financial statements do not include the effects of the transaction described in Note 2, including:

•	equity contributions, use of Company cash and borrowings used to effect the transaction described in Note 2;

•	allocation of the purchase price to identifiable tangible and intangible assets and assumed liabilities, with the excess being classified as goodwill;

•	75 options that were granted in June 2005, which were not effective until the closing of the transaction, and resulted in stock-based compensation costs of $512,700; and

•	compensation costs associated with the change in control provision which is part of the Company’s stock option plan (see Note 9).

Capital Restructuring Plan

On February 14, 2003 (the “Petition Date”), Dice filed a voluntary petition (the “Petition”) under Chapter 11 of the United States Bankruptcy Code for the purpose of confirming its pre-arranged Joint Plan of Reorganization (the “Plan”) dated February 14, 2003. The Plan was confirmed by the Bankruptcy Court on June 24, 2003 (the “Confirmation Date”) and became effective as of the close of business on June 30, 2003 (the “Effective Date”).

The Plan eliminated all of the Company’s outstanding 7% Convertible Subordinated Notes due in 2005 in exchange for the issuance of 19,000 shares of Reorganized Dice Common Stock to the note holders. The Plan also provided for the 130 largest beneficial holders of old Dice stock to receive a pro rata allocation of 1,000 shares of Reorganized Dice Common Stock. In addition to their 5% ownership, holders of old Dice stock who received new common stock also received warrants to acquire an additional 8% of Reorganized Dice Common Stock. These warrants have an exercise price which would equate to an equity value for Reorganized Dice of $69.4 million in the aggregate. The Dice shareholders who were not among the 130 largest holders received a pro rata allocation of $50,000 in cash. Under the Plan, all of the Company’s previously outstanding capital stock and options were canceled effective as of the Effective Date.

As of August 31, 2005 (before the purchase transaction described in Note 2), the Company had completed the issuance of the 19,000 shares to the note holders and 927 shares issuable to holders of old Dice stock. The

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

remaining 73 shares issuable to holders of old Dice stock are held by the Company on behalf of certain beneficial holders pending resolution of the identification and confirmation of their ownership of old Dice stock and their entitlement to any such shares.

Fresh-Start Accounting

In connection with the Company’s filing for protection under Chapter 11 and with the emergence of Dice from Chapter 11 protection, the provisions outlined under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,”( “SOP 90-7”) were applied. SOP 90-7 provides guidance with respect to accounting and classification of items while in bankruptcy and guidance with respect to financial reporting upon emergence from Chapter 11 (“Fresh-Start Accounting”). Upon applying Fresh-Start Accounting, a new reporting entity is deemed to be created, and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values.

The consolidated balance sheet as of June 30, 2003 reflected reorganization adjustments related to the exchange of debt for equity by the note holders, the settlement of unsecured trade claims at amounts less than carrying value, and the adoption of Fresh-Start Accounting.

NOTE 2—ACQUISITION OF DICE INC.

On July 9, 2005, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Dice Holdings, Inc., a company formed by Quadrangle Group LLC, and its affiliates (collectively, “Quadrangle”), and General Atlantic Partners LLC, and its affiliates (collectively, “General Atlantic”). Under the terms of the Agreement, Dice Holdings, Inc. acquired all of the outstanding stock, warrants and stock options of the Company in exchange for a total of $197.0 million in cash, less certain transaction related costs resulting in net proceeds to the equity holders of Dice of approximately $196.8 million. The acquisition was financed by equity contributions of $111.8 million, the use of cash held by Dice totaling approximately $25.0 million, and borrowings of $60.0 million. The transaction closed on August 31, 2005, at which time Dice Holdings, Inc. acquired all assets and assumed all liabilities of Dice, and Dice became a wholly-owned subsidiary of Dice Holdings, Inc. These financial statements do not include the effects of this transaction as described in Note 1.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Principles of Consolidation

The consolidated financial statements include the accounts of Dice and its principal subsidiaries, DCSI, MeasureUp, EW Knowledge Products, Inc., and Dice India Holdings, Inc. (“Dice India”). All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Dice generates revenue from the following sources:

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on the dice.com and clearancejobs.com websites. Revenue from customers buying a package of available job postings and access to the database is recognized ratably over the length of the underlying contract, typically one to twelve months. Revenue from the sale of classified job postings is recognized ratably over the term of the contract or the period of actual usage, if shorter.

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

Certification test preparation and assessment. MeasureUp revenues are derived from providing online certification test preparation and related products for technology professionals. Technology professionals preparing for certification exams use these products at training centers or individually online. Revenue from MeasureUp’s online certification preparation products is recognized ratably over the useful life of the product purchased. Revenue from the sale of CD-ROM test preparation exams is recognized when the product is shipped.

Job fair booth rentals. Job fair revenues are derived from renting booth space to recruiters and employers. Revenue from these sales is recognized when the job fair is held. Certain customers purchase access to resumes obtained at these job fairs, which revenue is recognized on a per event basis over the period of the contract.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. Restricted cash is required for borrowing arrangements and security on leased property. Restricted cash totaled $467,000 as of August 31, 2005.

Concentration of Credit Risk

Substantially all of Dice’s excess cash, cash equivalents and marketable securities have been invested in a diversified portfolio of debt instruments of United States government agencies and high quality money market instruments. At August 31, 2005, the Company maintained balances in various banks in excess of the $100,000 balance insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk.

Dice performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. Accounts receivable allowances are provided for estimated uncollectible accounts, sales discounts and service credit allowances. Accounts receivable are stated net of allowances for doubtful accounts $551,000 as of August 31, 2005. During the eight months ended August 31, 2005, one customer accounted for approximately 2.2% of revenue.

Allowance for Doubtful Accounts

Dice maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Dice’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Marketable Securities

Dice’s marketable securities are comprised of U.S. government and agency securities and corporate debt securities with readily determinable quoted market values. Marketable securities are classified and accounted for as “available-for-sale” and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders’ equity. If management determines that an unrealized loss is other than temporary, such loss will be charged to the statement of operations.

Fixed Assets

Depreciation of equipment, furniture and fixtures, computer software and capitalized website development costs are provided under the straight-line method over estimated useful lives ranging from two to five years.

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

Amortization of leasehold improvements is provided over the lesser of the term of the related lease or the estimated useful life of the improvement. The cost of additions and betterments is capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with the AICPA issued Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized.

Website Development Costs

The Company capitalizes costs incurred in designing, developing, testing and implementing enhancements to its website. These costs are amortized over the enhancement’s estimated useful life, which is typically two years. Costs related to the planning and post-implementation phases of website development efforts are expensed as incurred.

Reorganization Value in Excess of Amounts Allocated to Identifiable Assets, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with FAS 142. Other intangible assets continue to be amortized over their useful lives.

Reorganization Value in Excess of Amounts Allocated to Identifiable Assets and Goodwill are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset is its new accounting basis.

Customer lists are amortized using the straight-line method over the expected period of benefit. Other intangible assets not amortized include brand and trade names and candidate databases. The carrying amount of intangibles will be reviewed on a regular basis for the existence of facts or circumstances, both internal and external that suggests impairment. The Company determines if the carrying amount of an asset is impaired based on anticipated undiscounted cash flows before interest and income taxes. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows before interest and income taxes, discounted at a rate commensurate with the risk involved.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense for the eight months ended August 31, 2005 was $5.6 million.

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

Income Taxes

Dice recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are depreciation and amortization of intangible assets and net operating loss carry forwards.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and capital lease obligations approximate their fair values.

Risks and Uncertainties

Dice has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend Dice’s online service brands, the rejection of Dice’s services by consumers, vendors and/or advertisers, the inability of Dice to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event that Dice does not successfully execute its business plan, certain assets may not be recoverable.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Dice’s significant estimates include the useful lives and valuation of fixed assets and intangible assets; the accounts receivable allowance for doubtful accounts; and the income tax valuation allowance.

Stock-Based Compensation

Dice applies Accounting Principles Board’s Opinion No. 25, “Accounting for Stock-Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its stock option issuances. Dice has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”). Under APB No. 25, generally, no compensation expense was recognized in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the market price of the stock is equal to or less than the amount an employee must pay to acquire the stock as defined. In instances where Dice did not award stock options with a grant price equal to or greater than the value of Dice’s common stock, Dice recorded compensation costs and related income tax effects in its Consolidated Statements of Operations based on the intrinsic value of the award.

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

Had compensation expense for options granted to employees under the option plan been determined based on the fair value method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts below (in thousands, except per share data):

2005
Net income, as reported	$5,865
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	47
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	(341)

Net income, pro forma	$5,571

Net income per share:
As reported—basic	$293.35
Pro forma—basic	278.65
As reported—diluted	262.28
Pro forma—diluted	250.93

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be expensed over the options’ vesting periods. For purposes of the above pro forma calculation, the value of each option granted through August 31, 2005 was estimated on the date of grant using the Black-Sholes pricing model with the following weighted-average assumptions:

2005
Risk-free interest rate	4.1%
Expected volatility	42.7%
Expected life (in years)	3
Dividend yield	—
Weighted average estimated fair value of options granted during the period	$2,881

Comprehensive Income

FAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The Company has determined that the only item of comprehensive income (loss) relates to its unrealized gain (loss) on marketable securities available-for-sale. The following table summarizes the components of other comprehensive income as of August 31, 2005 and December 31, 2004 (in thousands):

	August 31, 2005
	Before tax	Tax effect	Net of Tax
Securities available for sale:
Net unrealized gains (losses) arising during the year	$62	$—	$62
Reclassification of gains (losses) included in net income	(2)	—	(2)

Net unrealized gains (losses) arising during the year	60	—	60

Other comprehensive income (loss)	$60	$—	$60

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

Net Income (Loss) per Common and Common Equivalent Share

The Company follows FASB Statement No. 128, “Earnings Per Share”. Basic EPS is calculated by dividing income allocable to common shareholders by the weighted average number of shares outstanding. The company calculates diluted EPS under the treasury stock method unless the exercise of the stock options is anti-dilutive to basic EPS. The following table reconciles basic and diluted earnings per share (in thousands except share and per share data):

2005
Income available to common stockholders from continuing operations—basic and diluted	$6,049

Income available to common stockholders from discontinued operations—basic and diluted	$(184)

Weighted average shares outstanding—basic	19,993
Add shares issuable upon exercise of stock options	2,369

Weighted average shares outstanding—diluted	22,362

Basic earnings (loss) per share:
From continuing operations	$302.56
From discontinued operations	(9.20)

$293.36

Diluted earnings (loss) per share:
From continuing operations	$270.51
From discontinued operations	(8.23)

$262.28

NOTE 4—ACQUISITIONS

ClearanceJobs.com

In September 2004, the Company acquired substantially all of the assets of ClearanceJobs.com, the premier online job board focused exclusively on candidates with active U.S. Government security clearances. Total consideration consisted of $400,000 in cash at closing, plus a contingent payment based on billings achieved during the five-month period subsequent to closing, to a maximum of $400,000 in additional consideration. The contingent consideration of $400,000 was paid in 2005. The Company also entered into a non-compete agreement with the founders for a two-year period in exchange for a total of $50,000, payable over the two-year period.

Substantially the entire purchase price of $878,000, including transaction costs of $78,000, was allocated to intangible assets.

Targeted Job Fairs

In January 2005, the Company acquired substantially all of the assets of Targeted Job Fairs, LLC, a leading operator of job fairs and career-related expositions focused primarily on candidates with active U.S. Government security clearances. Total consideration consisted of $1.1 million paid in cash at closing and contingent payments based on the attainment of certain financial targets for the year ended December 31, 2005, up to an aggregate of $1.5 million in additional consideration.

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

Based on the results of operation to date, the Company has paid out $366,000 of the additional consideration as of August 31, 2005, and expects to ultimately pay the full $1.5 million. Substantially all of the purchase price was allocated to intangible assets.

NOTE 5—MARKETABLE SECURITIES

Dice’s marketable securities are stated at fair value. The following table shows the cost, unrealized loss and fair value of Dice’s marketable securities as of August 31, 2005 (in thousands):

	August 31, 2005
	Maturity	Cost	Unrealized Loss	Fair Value
Corporate debt securities	Within One Year	$101	$—	$101
U S. Government and agencies	Within One Year	800	(4)	796
U.S. Government and agencies	Over One Year	700	(3)	697

Total		$1,601	$(7)	$1,594

NOTE 6—FIXED ASSETS

Fixed assets consist of the following as of August 31, 2005 (in thousands):

2005
Computer equipment and software	$4,079
Computer equipment acquired under capital leases	118
Furniture and fixtures	539
Leasehold improvements	844
Capitalized website development costs	1,344

6,924
Less: accumulated depreciation and amortization	(3,955)

Fixed assets, net	$2,969

Depreciation and amortization of fixed assets for the eight months ended August 31, 2005, which includes amortization of assets recorded under capital leases, totaled approximately $1.0 million. The accumulated amortization of assets under capital leases as of August 31, 2005 was $85,000.

NOTE 7—INTANGIBLE ASSETS

Under FAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

Customer Lists are amortized on a straight-line basis over their estimated useful lives of two to five years. Amortization expense for the eight months ended August 31, 2005 was $1.2 million.

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

Intangible assets, net, consist of the following as of August 31, 2005 (in thousands):

2005
Brand Names	$7,206
Customer Lists	6,395
Candidate Database	3,829

17,430
Accumulated Amortization	(3,273)

Intangible Assets, net	$14,157

Reorganization Value In Excess of Amounts Allocated to Identifiable Assets	$—

Goodwill	$1,941

Reorganization value in excess of amounts allocated to identifiable assets was reduced by $4 million in 2005 as a result of changes in deferred taxes relating to the usage of net operating loss carry forwards generated prior to the Effective Date. Other intangible assets were reduced by $2.6 million in 2005. The entire $3.0 million in 2005 was recognized as a deferred tax expense in 2005. Additional benefits realized from net operating loss carry forwards generated prior to the Effective Date will continue to reduce other intangibles until those assets are exhausted. Thereafter, those benefits will be recorded as additions to additional paid-in capital.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

Dice leases equipment and office space under non-cancelable leases expiring at various dates through October 2011. Future minimum lease payments under non-cancelable operating leases as of August 31, 2005 are as follows (in thousands):

Operating Leases
2005	$221
2006	587
2007	488
2008	466
2009	328
2010 and thereafter	517

Total minimum payments	$2,607

Rent expense was $425,000 for the eight months ended August 31, 2005.

Restricted Cash and Letters of Credit

As of August 31, 2005, Dice has $467,000 in standby letters of credit that collateralize facility lease agreements. Restricted cash collateralizes such standby letters of credit.

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

Litigation

The Company is party to claims and litigation that arise in the normal course of business. The Company believes that the ultimate outcome of those claims and litigation will not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Certificate of Incorporation provides for the authorization of the Board of Directors at its discretion to issue up to 20,000 shares of preferred stock with no par value. At the time of issuance, the Board of Directors will have discretion as to the designation of each issuance, voting rights, dividend rights and rates, if any, redemption price and liquidation preference, among other provisions.

No shares of preferred stock have been issued.

Common Stock

In accordance with the Plan, a total of 40,000 shares of Reorganized Dice Common Stock were authorized. Pursuant to the Plan, 20,000 shares were issued, 1,600 shares were reserved for issuance under the warrants, and 3,530 shares were reserved for issuance under a new stock option plan. None of these shares were registered under the Securities Act of 1933.

The holders of Dice common stock, warrants and options have certain “Tag Along Rights,” under which the holder has the right (but not the obligation) to elect to participate in any sale in one or more transactions of stock or warrants representing in the aggregate more than fifty percent (50%) of Dice equity. If one or more Tag Along Rightholders exercises his or their rights, the number of shares that the selling holder may sell will be reduced by an amount equal to the percentage of equity held by the participating rightholders and each participating rightholder will be entitled to sell up to its pro rata portion of the number of shares being made available for sale. The Tag Along Rights do not apply to certain transfers described in the Company’s Certificate of Incorporation.

Holders of Dice common stock and warrants desiring to sell, in one or more transactions, more than fifty percent (50%) of Dice equity will have the right (but not the obligation) to elect to compel all other Dice equityholders to sell all of their Dice equity in such transaction(s) (“Drag Along Rights”). If the Drag Along Rights are exercised, each Dice equity holder will be obligated to sell all of his Dice equity together with the sale by the Drag Along Rightholders upon the same terms and conditions.

Stock Option Plan

In conjunction with the emergence from protection under Chapter 11, the Company adopted the 2003 Stock Option Plan (the “Stock Option Plan”). Under the Stock Option Plan, options may be granted to employees and directors to purchase up to an aggregate of 3,530 shares of the Company’s common stock. Options granted under the Stock Option Plan may be options that are intended to qualify as incentive stock options and options that are not intended to so qualify. The Board of Directors or the compensation committee of the board determines the exercise price and other conditions as specified in the Stock Option Plan; provided that, for incentive stock options, the exercise price shall not be less than 100% of the fair market value of common stock at the date of grant. No option shall have a term in excess of seven (7) years. The options vest at a rate of 10% every three (3) months until fully vested. If incentive stock options are granted to a person possessing more than 10% of the

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

combined voting power or value of all classes of stock of the Company, the exercise price shall not be less than 110% of the Company’s common stock fair market value on the date of grant. Options become fully exercisable upon a change of control of the Company.

As of June 30, 2003, a total of 3,175 options were granted at an exercise price of $1,350 per share. The equity value of the Company was determined to be $35.0 million as of the Effective Date based on a reorganization value of $35.8 million. An independent valuation of the shares represented by the stock options was performed as of June 30, 2003 in order to determine the fair value of those shares subject to option exercise. That valuation determined that the value of the shares subject to option should be based on a total equity value of $28.3 million. Therefore, the exercise price of the options granted as of June 30, 2003 are deemed to have been issued at below the market value of the underlying stock. As a result, the Company incurred a non-cash deferred stock compensation charge of $175,000 that will be amortized over the vesting term of the options through December 2005. The charge was calculated as the difference between the exercise price and the value of Dice common stock at the time of the grant, multiplied by the number of options granted. Non-cash charges of $70,000 and $47,000 were recognized during the year ended December 31, 2004 and the eight months ended August 31, 2005, respectively.

During the year ended December 31, 2004, an additional 195 options were granted at exercise prices ranging from $2,000 – $2,400 per share and during the eight-month period ended August 31, 2005, a total of 135 options were granted at exercise prices ranging from $1,350 – $4,700. The exercise prices on the dates of grant were deemed to be the fair market value of the shares at the time of each issuance, except for 75 options granted in June 2005 that were issued at an exercise price below fair market value and with a measurement date effective upon the close of the transaction described in Note 2. See Note 1 for compensation costs associated with these options.

The following table summarizes information about stock options granted and forfeited for the eight months ended August 31, 2005:

	Option Shares	Weighted Average Exercise Price
Options outstanding—December 31, 2004	3,395	$1,407
Options granted during 2005	135	$2,661

Options outstanding—August 31, 2005	3,530	$1,455

The following table summarizes information about stock options outstanding and exercisable as of August 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$1,350	3,185	5.00	$1,350	2,488	$1,350
$1,750	120	5.25	$1,750	84	$1,750
$2,000	60	5.75	$2,000	30	$2,000
$2,250	15	6.00	$2,250	6	$2,250
$2,400	90	6.25	$2,400	27	$2,400
$3,900	30	6.50	$3,900	6	$3,900
$4,700	30	6.50	$4,700	3	$4,700

	3,530	5.08	$1,455	2,644	$1,392

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

As of August 31, 2005, Dice had reserved 3,530 shares of common stock for the exercise of options, none of which are available for future grants.

NOTE 10—INCOME TAXES

The components of the deferred tax asset as of August 31, 2005 consist of the following (in thousands):

2005
Net operating loss carry forward	$21,963
Depreciation and write-off of fixed assets	1,285
Provision for uncollectible accounts	232
Provision for accrued expenses and other, net	124
Current AMT tax credit	295

Deferred tax asset	23,899
Less: valuation allowance	(21,121)

Deferred tax asset, net	$2,778

Tax expense for the period ended August 31, 2005 is as follows (in thousands):

2005
Current tax expense (benefit)	$452
Deferred tax expense	3,873

Income tax expense	$4,325

A reconciliation of the federal statutory rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

2005
Federal statutory rate	35.0%
Permanent differences	4.0%
Other	2.7%

Effective tax rate	41.7%

As of August 31, 2005, Dice has a net operating loss carry forward for federal income tax purposes of approximately $56.3 million. The carry forwards will begin to expire in 2011 if not used. The net deferred tax asset has been partially reserved due to the uncertainty of Dice’s ability to realize this asset in the future.

Due to the transaction described in Note 2, the amount and availability of the net operating loss carry forwards may be subject to annual limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is deemed to be a more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

Benefits realized from net operating loss carry forwards generated prior to the Effective Date will reduce reorganization value in excess of amounts allocated to identifiable assets and other intangible assets until those assets are exhausted. Thereafter, those benefits will be recorded as additions to additional paid-in capital.

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

NOTE 11—EMPLOYEE SAVINGS PLAN

Dice has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. For the eight months ended August 31, 2005, Dice contributed $259,000 to match employee contributions to the Savings Plan.

NOTE 12—SEGMENT INFORMATION

Dice has identified one reportable segment: DCS Online. In addition to this reportable segment, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs and Dice India and are reported in the “Other” category. The following table shows the segment information for the period ended August 31, 2005 (in thousands):

2005
Revenues:
DCS Online	$32,553
Other	1,311

Total revenues	$33,864

Depreciation:
DCS Online	$956
Other	—

Total depreciation	$956

Amortization:
DCS Online	$962
Other	150

Total amortization	$1,112

Net income:
DCS Online	$5,577
Other	472

Income from continuing operations	$6,049
Income (loss) from discontinued operations	(184)

Net income	$5,865

Total assets:
DCS Online	$60,009
Other	2,467
Assets of discontinued operations	2,086

Total assets	$64,562

Capital expenditures:
DCS Online	$1,749
Other	7

Total capital expenditures	$1,756

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

The following table shows the change in the carrying amount of goodwill by reportable segment for the period ended August 31, 2005 (in thousands):

	DCS Online	Other	Total
Balance, December 31, 2004	$314	$—	$314
Goodwill from acquisitions	25	1,602	1,627

Balance, August 31, 2005	$339	$1,602	$1,941

NOTE 13—DISCONTINUED OPERATIONS

MeasureUp—The Company provided certification test preparation and assessment products for technology professionals through its subsidiary, MeasureUp. In February 2007, the Company decided to abandon the MeasureUp business after assessing the long-term economic viability of MeasureUp in light of its projected operating losses and the lack of an operational or strategic fit with the Company’s core business, and after unsuccessfully attempting to sell the business. All significant business activities of MeasureUp ceased on March 30, 2007. Accordingly, the Company now reflects the related assets, liabilities, and results of operations from this segment as discontinued operations for all periods presented. Expenses that are not directly identified to MeasureUp or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations. Summary results of operations for the former MeasureUp operating segment were as follows (in thousands):

2005
Revenues	$2,186
Operating expenses:
Cost of revenues	306
Product development	766
Sales and marketing	775
General and administrative	322
Depreciation	238

Total operating expenses	2,407

Operating income (loss)	(221)
Income tax expense (benefit)	(89)

Income (loss) from discontinued operations	$(132)

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

The assets and liabilities of MeasureUp were as follows (in thousands):

2005
Cash	$279
Accounts receivable	225
Prepaid and other current assets	121

Current assets of discontinued operations	$625

Fixed assets, net	$486
Intangible assets, net	413

Non-current assets of discontinued operations	$899

Accounts payable and accrued expenses	$398
Deferred revenue	469

Current liabilities of discontinued operations	$867

Dice India—Dice India entered into a joint venture agreement with CyberMedia (India) Limited (“CyberMedia”) in 2004 to form CyberMedia Dice (“CMD”), an online technology-focused career website for the posting of technology-related jobs based in India. Dice India, a wholly owned subsidiary of Dice Holdings, Inc., owned a majority of CMD. During the fourth quarter of 2007, Dice India decided to exit the joint venture, after assessing the long-term economic viability of the business in light of its operating losses. The Company sold its interest in the joint venture to an affiliate of CyberMedia in January 2008. As of December 31, 2007, the business qualifies for discontinued operations under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Company now reflects the related assets, liabilities, and results of operations from this segment as discontinued operations for all periods presented. Expenses that are not directly identified to Dice India or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations. Summary results of operations for Dice India were as follows (in thousands):

2005
Revenues	$13
Operating expenses:
Cost of revenues	41
Sales and marketing	144
General and administrative	97
Depreciation	35
Amortization	136

Total operating expenses	453

Operating income (loss)	(440)
Other income	(4)

Income before tax	(444)
Income tax benefit (expense)	169
Minority interest	224

Income (loss) from discontinued operations	$(51)

DICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

The assets and liabilities of Dice India were as follows as of August 31 (in thousands):

2005
Cash	$128
Accounts receivable	2
Prepaid and other current assets	17

Current assets of discontinued operations	$147

Fixed assets, net	$286
Restricted cash	129

Non-current assets of discontinued operations	$415

Accounts payable and accrued expenses	$161
Deferred revenue	16
Other current liabilities	72

Current liabilities of discontinued operations	$249

Other non-current liabilities	$8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Control Procedures

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

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees, including or chief executive officer, chief financial officer and persons performing similar functions. Our code of conduct and ethics is posted on the investor relations section of our website at www.diceholdingsinc.com.

The information called for by Item 10 pertaining to directors will be set forth in our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2007 and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated by reference.

Item 11.	Executive Compensation

The information called for by Item 11 pertaining to executive compensation will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 pertaining to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 pertaining to certain relationships and related transactions will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information called for by Item 14 pertaining to principal accounting fees and services will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.

The consolidated financial statements are listed under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

See (b) below.

3.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007 with the Securities and Exchange Commission).

4.2	Second Amended and Restated Shareholders Agreement, dated as of July 23, 2007, by and between Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.3	Institutional and Management Shareholders Agreement, dated as of July 23, 2007, by and among Dice Holdings, Inc., the Quadrangle Entities named therein, the General Atlantic Entities named therein and the Management Shareholders named therein (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.4*	Amendment No. 1 to Second Amended and Restated Shareholders Agreement, dated as of February 4, 2008, by and among Dice Holdings, Inc. and the eFG Shareholders named therein.

10.1	Amended and Restated Financing Agreement, dated as of March 21, 2007, by and among Dice Holdings, Inc. and Dice Career Solutions, Inc., as borrowers, Dice India Holdings, Inc., EW Knowledge Products, Inc. and Measure Up, Inc., as guarantors, the lenders from time to time party thereto and Ableco Finance, LLC, as administrative and collateral agent (incorporated by reference from Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.2	Resignation and Appointment of Administrative Agent Agreement; Amendment Number One to Amended and Restated Financing Agreement, entered into as of May 21, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders party thereto, Ableco Finance LLC as collateral agent and in its capacity as resigning administrative agent and Wells Fargo Foothill, Inc. as successor administrative agent (incorporated by reference from Exhibit 4.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 18, 2007).

10.3	Amendment Number Two to Amended and Restated Financing Agreement, entered into as of June 14, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders on the signature pages thereto, Ableco Finance LLC as collateral agent for the lenders and Wells Fargo Foothill, Inc. as administrative agent for the lenders (incorporated by reference from Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 18, 2007).

10.4	The Dice Holdings, Inc. 2007 Equity Award Plan (the “2007 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.5	Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on June 8, 2007).

10.6	The Dice Holdings, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(b)	Financial Statement Schedules.

Page
Schedule I—Financial Information of the Parent Company	117
Schedule II—Consolidated Valuation of Qualifying Accounts	121

SCHEDULE I

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

As of December 31, 2007 and 2006

(in thousands, except share and per share data)

	2007	2006
ASSETS
Cash and cash equivalents	$25,531	$—
Investment in subsidiaries	337,318	314,714

Total assets	$362,849	$314,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable to subsidiaries	$238,740	$179,740
Interest payable to subsidiaries	3,482	639

Total liabilities	242,222	180,379
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000,000 and 57,625,000 shares, respectively; issued and outstanding: 0 and 55,168,792 shares, respectively (liquidation value $2.17 at December 31, 2006)	—	552
Common stock, $.01 par value, authorized 240,000,000 and 69,150,000 shares, respectively; issued and outstanding: 62,172,690 and 92,200 shares, respectively	622	1
Additional paid-in capital	220,222	138,077
Accumulated other comprehensive income	3,130	1,829
Accumulated deficit	(103,347)	(6,124)

Total stockholders’ equity	120,627	134,335

Total liabilities and stockholders’ equity	$362,849	$314,714

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

For the periods ended December 31, 2007, 2006, 2005

(in thousands, except share and per share data)

	2007	2006	2005
Revenues:
Equity in earnings (losses) of subsidiaries from continuing operations	$15,528	$8,831	$(1,445)
Equity in earnings (losses) of subsidiaries from discontinued operations	2,263	(1,461)	(277)

Operating income	17,791	7,370	(1,722)

Interest expense	(2,843)	(639)	—
Other income	559	47	—

Net income (loss)	$15,507	$6,778	$(1,722)

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 28, 2005 (inception) through December 31, 2005 and for the years ended December 31, 2006 and 2007

(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount
Initial equity contribution	51,539,800	$515	92,200	$1	$111,284	$—	$—	$111,800
Net loss						(1,722)		(1,722)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax of $0							(6)	(6)

Total comprehensive loss								(1,728)

Stock based compensation					189			189

Balance at December 31, 2005	51,539,800	515	92,200	1	111,473	(1,722)	(6)	110,261

Net income						6,778		6,778
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $786							1,833	1,833
Net unrealized gain on available-for-sale securities, net of tax of $1							2	2

Total comprehensive income								8,613

Stock based compensation					1,467			1,467
Issuance of preferred stock to acquireeFinancialGroup Limited	3,628,992	37			25,137			25,174
Convertible preferred stock dividends declared ($0.22 per share)						(11,180)		(11,180)

Balance at December 31, 2006	55,168,792	552	92,200	1	138,077	(6,124)	1,829	134,335

Net income						15,507		15,507
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $550							1,296	1,296
Net unrealized gain on available-for-sale securities, net of tax of $2							5	5

Total comprehensive income								16,808

Stock based compensation					4,100			4,100
Preferred and common stock dividends declared and payments to holders of vested stock options ($1.95 per share)						(112,500)		(112,500)
Implementation of FASB Interpretation No. 48						(230)		(230)
Conversion of preferred securities to common stock	(55,168,792)	(552)	55,168,792	552				—
Proceeds from initial public offering, net of expenses incurred of $3,239			6,700,000	67	77,694			77,761
Exercise of common stock options			211,698	2	351			353

Balance at December 31, 2007	—	$—	62,172,690	$622	$220,222	$(103,347)	$3,130	$120,627

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007 and 2006 and for the period from

June 28, 2005 (inception) through December 31, 2005

(in thousands)

	2007	2006	2005
Cash flows provided by operating activities of continuing operations:
Net income (loss)	$15,507	$6,778	$(1,722)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in losses (earnings) of subsidiaries from continuing operations	(15,528)	(8,831)	1,445
Equity in losses (earnings) of subsidiaries from discontinued operations	(2,263)	1,461	277
Change in interest payable	2,843	639	—

Net cash provided by operating activities of continuing operations	559	47	—

Cash flows used for investing activities of continuing operations:
Acquisition of eFinancial Group Limited, net of cash acquired of $3,857	—	(108,595)	—
Acquisition of Dice Inc., net of cash acquired of $7,828	—	—	(172,012)
Change in intercompany payable	—	(12)	212

Net cash used for investing activities of continuing operations	—	(108,607)	(171,800)

Cash flows provided by (used for) financing activities of continuing operations:
Proceeds from notes payable to subsidiaries	113,000	119,740	60,000
Payments on long-term debt	(54,000)
Dividends paid on convertible preferred stock	(107,718)	(11,180)	—
Dividends paid on common stock	(180)	—	—
Payments to holders of vested stock options in lieu of dividends	(4,602)	—	—
Proceeds from initial public offering	81,003	—	—
Payment of costs related to initial public offering	(2,884)	—	—
Proceeds from stock option exercises	353	—	—
Issuance of convertible preferred stock	—	—	111,800

Net cash provided by financing activities of continuing operations	24,972	108,560	171,800

Net change in cash and cash equivalents for the period	25,531	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$25,531	$—	$—

Supplemental cash flow information:
Non-cash investing and financing activities:
Issuance of preferred stock to acquire eFinancialGroup Limited	$—	$25,174	$—
Costs for IPO in accounts payable and accrued expenses	358	—	—

See accompanying notes to the consolidated financial statements.

SCHEDULE II

DICE HOLDINGS, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the period from June 28, 2005 (inception) through December 31, 2005 and for the years ended December 31, 2006 and 2007

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Income	Deductions	Balance at End of Period
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Period ended December 31, 2005	$—	$524	$—	$524
Period ended December 31, 2006	524	536	(265)	795
Period ended December 31, 2007	795	1,002	(166)	1,631

Reserve for deferred tax assets:
Period ended December 31, 2005	$11,782	$—	$—	$11,782
Period ended December 31, 2006	11,782	—	(11,782)	—
Period ended December 31, 2007	—	2,309	—	2,309

Reserve for uncertain tax positions:
Period ended December 31, 2007	$4,459	$1,362	$—	5,821

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 25, 2008	DICE HOLDINGS, INC.

	By:	/S/ SCOT W. MELLAND
Scot W. Melland Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOT W. MELLAND Scot W. Melland	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2008

/S/ MICHAEL P. DURNEY Michael P. Durney	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2008

/S/ JOHN W. BARTER John W. Barter	Director	March 25, 2008

/S/ PETER EZERSKY Peter Ezersky	Director	March 25, 2008

/S/ DAVID S. GORDON David S. Gordon	Director	March 19, 2008

David C. Hodgson	Director

/S/ ANTON J. LEVY Anton J. Levy	Director	March 25, 2008

/S/ JEFFREY S. NORDHAUS Jeffrey S. Nordhaus	Director	March 25, 2008

/S/ WILLIAM WYMAN William Wyman	Director	March 19, 2008

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007 with the Securities and Exchange Commission).

4.2	Second Amended and Restated Shareholders Agreement, dated as of July 23, 2007, by and between Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.3	Institutional and Management Shareholders Agreement, dated as of July 23, 2007, by and among Dice Holdings, Inc., the Quadrangle Entities named therein, the General Atlantic Entities named therein and the Management Shareholders named therein (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.4*	Amendment No. 1 to Second Amended and Restated Shareholders Agreement, dated as of February 4, 2008, by and among Dice Holdings, Inc. and the eFG Shareholders named therein.

10.1	Amended and Restated Financing Agreement, dated as of March 21, 2007, by and among Dice Holdings, Inc. and Dice Career Solutions, Inc., as borrowers, Dice India Holdings, Inc., EW Knowledge Products, Inc. and Measure Up, Inc., as guarantors, the lenders from time to time party thereto and Ableco Finance, LLC, as administrative and collateral agent (incorporated by reference from Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.2	Resignation and Appointment of Administrative Agent Agreement; Amendment Number One to Amended and Restated Financing Agreement, entered into as of May 21, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders party thereto, Ableco Finance LLC as collateral agent and in its capacity as resigning administrative agent and Wells Fargo Foothill, Inc. as successor administrative agent (incorporated by reference from Exhibit 4.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on June 18, 2007).

10.3	Amendment Number Two to Amended and Restated Financing Agreement, entered into as of June 14, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders on the signature pages thereto, Ableco Finance LLC as collateral agent for the lenders and Wells Fargo Foothill, Inc. as administrative agent for the lenders (incorporated by reference from Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 18, 2007).

10.4	The Dice Holdings, Inc. 2007 Equity Award Plan (the “2007 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on May 18, 2007).

10.5	Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.6	The Dice Holdings, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.