Form 10-Q
period 2008-03-31
DICE HOLDINGS, INC.
filed 2008-05-07
CIK 1393883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, 62,173,410 shares of common stock (“Common Stock”) of the Registrant were outstanding.

DICE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$78,073	$57,525
Marketable securities	50	150
Accounts receivable, net of allowance for doubtful accounts of $1,727 and $1,631	18,076	19,112
Deferred income taxes - current	11,737	13,750
Prepaid and other current assets	2,532	2,582
Current assets of discontinued operations	—	195

Total current assets	110,468	93,314
Fixed assets, net	5,760	5,768
Acquired intangible assets, net	74,334	78,572
Goodwill	159,808	159,773
Deferred financing costs, net of accumulated amortization of $1,460 and $1,252	3,333	3,541
Other assets	449	484
Non-current assets of discontinued operations	—	135

Total assets	$354,152	$341,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,732	$11,971
Deferred revenue	52,269	46,230
Current portion of long-term debt	750	2,850
Income taxes payable	5,066	3,697
Current liabilities of discontinued operations	—	1,404

Total current liabilities	71,817	66,152
Long-term debt	121,250	121,550
Deferred income taxes - non-current	25,043	26,256
Interest rate hedge liability	2,156	—
Other long-term liabilities	6,995	7,002

Total liabilities	227,261	220,960

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $.01 par value, authorized 240,000,000 shares; issued and outstanding: 62,173,410 and 62,172,690 shares, respectively	622	622
Additional paid-in capital	221,525	220,222
Accumulated other comprehensive income	3,806	3,130
Accumulated deficit	(99,062)	(103,347)

Total stockholders’ equity	126,891	120,627

Total liabilities and stockholders’ equity	$354,152	$341,587

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except per share amounts)

	For the three months ended March 31,
	2008	2007
Revenues	$39,569	$30,389

Operating expenses:
Cost of revenues	2,417	1,826
Product development	1,172	980
Sales and marketing	14,906	13,214
General and administrative	5,549	3,949
Depreciation	863	619
Amortization of intangible assets	4,242	5,228

Total operating expenses	29,149	25,816

Operating income	10,420	4,573
Interest expense	(2,684)	(2,347)
Interest income	482	74
Other expense	(2,266)	—

Income from continuing operations before income taxes	5,952	2,300
Income tax expense (benefit)	2,186	(907)

Income from continuing operations	3,766	3,207

Discontinued operations:
Income (loss) from discontinued operations	519	(949)
Income tax benefit from discontinued operations	—	(5,619)

Income from discontinued operations, net of tax	519	4,670
Net income	4,285	7,877
Convertible preferred stock dividends	—	(107,718)

Income (loss) attributable to common stockholders	$4,285	$(99,841)

Basic and diluted earnings (loss) per share:
From continuing operations	$0.06	$(1,133.52)
From discontinued operations	0.01	50.65

	$0.07	$(1,082.87)

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net income	$4,285	$7,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	863	619
Amortization of intangible assets	4,242	5,228
Deferred income taxes	493	(7,386)
Gain on sale of joint venture	(611)	—
Amortization of deferred financing costs	208	151
Share based compensation	1,296	574
Loss on interest rate hedges	2,266	—
Changes in operating assets and liabilities:
Accounts receivable	1,040	1,072
Prepaid expenses and other assets	(55)	(840)
Accounts payable and accrued expenses	2,015	(1,882)
Income taxes payable	1,505	205
Deferred revenue	6,030	7,706
Other, net	(6)	922

Net cash provided by operating activities of continuing operations	23,571	14,246

Cash flows used for investing activities:
Purchases of fixed assets	(756)	(631)
Maturities and sales of marketable securities	100	—
Other, net	—	(15)

Net cash used for investing activities of continuing operations	(656)	(646)

Cash flows used for financing activities:
Proceeds from long-term debt	—	113,000
Payments on long-term debt	(2,400)	(11,000)
Dividends paid on convertible preferred stock	—	(107,718)
Dividends paid on common stock	—	(180)
Payments to holders of vested stock options in lieu of dividends	—	(4,602)
Financing costs paid	—	(2,239)
Payment of costs related to initial public offering	(354)	—
Proceeds from stock option exercises	3	—

Net cash used for financing activities of continuing operations	(2,751)	(12,739)

Net cash provided by (used for) operating activities of discontinued operations	(409)	718
Net cash used for investing activities of discontinued operations	—	(6)

Net cash provided by (used for) discontinued operations	(409)	712

Effect of exchange rate changes	793	20

Net change in cash and cash equivalents for the period	20,548	1,593
Cash and cash equivalents, beginning of period	57,525	5,684

Cash and cash equivalents, end of period	$78,073	$7,277

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007, that are included in the Company’s Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2008.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position 157-2: Effective Date of FASB Statement No. 157 (“FSP 157-2”) delayed the implementation of SFAS 157 for certain nonfinancial assets and liabilities. The Company partially adopted SFAS 157 in the first quarter of 2008. The adoption did not have an impact on the Company’s consolidated financial statements. The Company did not adopt SFAS 157 as it relates to goodwill and other intangible assets due to the delay allowed by FSP 157-2. SFAS 157 was adopted for interest rate hedge liabilities. These liabilities are valued using observable inputs from a third party provider. The assets measured at fair value on a recurring basis are as follows as of March 31, 2008 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at March 31, 2008
Interest rate hedge liabilities	$—	$2,156	$—	$2,156

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS 159 in the first quarter of 2008 choosing not to elect the fair value measurement option for any of its assets and liabilities, therefore resulting in no changes to its consolidated financial statements. The Company will continue to evaluate items on a case-by-case basis for consideration of the fair value option.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. DISCONTINUED OPERATIONS

MeasureUp—The Company provided certification test preparation and assessment products for technology professionals through its subsidiary, MUP, Inc. (“MeasureUp”). In February 2007, the Company decided to abandon the MeasureUp business after assessing the long-term economic viability of MeasureUp in light of its projected operating losses, the lack of an operational or strategic fit with the Company’s core business, and after unsuccessfully attempting to sell the business. All significant business activities of MeasureUp ceased on March 30, 2007. Accordingly, the Company reflects the related assets, liabilities, and results of operations from this segment as discontinued operations for the period ended March 31, 2007. Expenses that are not directly identified to MeasureUp or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations. Summary results of operations for the former MeasureUp operating segment prior to ceasing operations were as follows (in thousands):

Three Months Ended March 31, 2007
Revenues	$835
Operating expenses:
Cost of revenues	173
Product development	600
Sales and marketing	288
General and administrative	332
Depreciation	16
Amortization	—
Other income	(37)

Total operating expenses	1,372

Operating loss	(537)
Income tax benefit	(5,455)

Income from discontinued operations	$4,918

Dice India—Dice India Holdings, Inc. (“Dice India”), a wholly owned subsidiary of the Company, entered into a joint venture agreement with CyberMedia (India) Limited (“CyberMedia”) in 2004 to form CyberMedia Dice Careers Limited (“CMD”), an online technology-focused career website for the posting of technology-related jobs based in India. Dice India owned a majority of CMD. During the fourth quarter of 2007, Dice India decided to exit the joint venture, after assessing the long-term economic viability of the business in light of its operating losses. Dice India sold its interest in the joint venture to an affiliate of CyberMedia on January 28, 2008. Accordingly, the Company now reflects the related assets, liabilities, and results of operations from this segment as discontinued operations for all periods presented. Expenses that are not directly identified to Dice India or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summary results of operations for Dice India were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues	$37	$150
Operating expenses:
Cost of revenues	14	70
Sales and marketing	40	387
General and administrative	75	76
Depreciation	—	30

Total operating expenses	129	563

Operating loss	(92)	(412)
Gain on sale of joint venture	611	—
Income tax benefit	—	(164)

Income (loss) from discontinued operations	$519	$(248)

There were no remaining assets or liabilities of Dice India as of March 31, 2008.

4. ACQUIRED INTANGIBLE ASSETS, NET

Below is a summary of the major acquired intangible assets and weighted average amortization periods for the acquired identifiable intangible assets (in thousands). The impairment relates to the reduction in the carrying value of the intangible assets of JobsintheMoney that was recorded in the fourth quarter of 2007.

	As of March 31, 2008
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$(7,742)	$139	$4,817	3.75 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	6,400	(2,207)	294	4,487	5 years
Customer lists	36,361	(17,218)	532	19,675	4.5 years
Candidate database	17,440	(11,152)	67	6,355	3.75 years

Acquired intangible assets, net	$111,621	$(38,319)	$1,032	$74,334

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As of December 31, 2007
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,700	$(6,926)	$149	$(280)	$5,643	3.75 years
Trademarks and brand names—Dice	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,600	(1,888)	292	(1,200)	4,804	5 years
Customer lists	36,700	(15,222)	529	(339)	21,668	4.5 years
Order backlog	2,000	(2,037)	37	—	—	.5 years
Candidate database	18,500	(10,050)	67	(1,060)	7,457	3.75 years
Leasehold interests	154	(162)	8	—	—	3 years

Acquired intangible assets, net	$116,654	$(36,285)	$1,082	$(2,879)	$78,572

Based on the carrying value of the acquired finite–lived intangible assets recorded as of March 31, 2008, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

April 1, 2008 through December 31, 2008	$12,740
2009	14,609
2010	6,988
2011	997
2012	—

5. INDEBTEDNESS

On March 21, 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”), resulting in total borrowings of $194.0 million. The Amended and Restated Credit Facility provides for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, and matures on March 21, 2012. The company began making mandatory quarterly payments of $250,000 on the term loan facility in September 2007. A principal payment of $2.1 million was made in March 2008 on the term loan facility to satisfy the requirement that a portion of excess cash flow, as defined in the agreement, be applied as a prepayment. Payments of principal on the term loan facility result in permanent reductions to that facility. The borrowing capacity of the revolving credit facility is reduced by reserves against our interest rate swaps, which are determined by the swap counterparty. Immediately prior to entering into the amended agreement, the Company had $81.0 million outstanding under the then existing facility. On March 21, 2007, the Company borrowed an additional $113.0 million under the amended agreement. Borrowings under the facility bear interest, at the Company’s option, at the LIBOR rate plus 3.25% or reference rate plus 1.75%. The Amended and Restated Credit Facility contains certain financial and other covenants. The Company was in compliance with all such covenants as of March 31, 2008.

The amounts borrowed and terms of the financing agreement as of March 31, 2008 and December 31, 2007 are as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Maximum available revolving credit facility	$72,750	$75,000
Maximum available term loan facility	$122,000	$124,400

Amounts Borrowed:
LIBOR rate loans	$122,000	$108,400
Reference rate loans	—	16,000

Total borrowed	$122,000	$124,400

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	March 31, 2008	December 31, 2007
Interest Rates:
LIBOR Option:
Interest margin	3.25%	3.25%
Minimum LIBOR rate	3.00%	3.00%
Actual interest rates	6.25% to 6.40%	8.03% to 8.49%

Reference Rate Option:
Interest margin	1.75%	1.75%
Minimum reference rate	6.00%	6.00%
Actual interest rate	n/a	9.00%

Future maturities as of March 31, 2008 are as follows (in thousands):

April 1, 2008 through December 31, 2008	$500
2009	1,000
2010	1,000
2011	1,000
2012	118,500

Total minimum payments	$122,000

In December 2007, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on an additional $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. The Company determined the two interest rate swaps did not qualify for hedge accounting under Statement of Financial Standards No. 133 (“SFAS 133”), Accounting for Derivatives, as amended, at inception of the swaps based on the Company’s hedging policy and the timing of its effectiveness tests. On March 18, 2008, the Company amended its hedging policy and performed new effectiveness tests, which resulted in the interest rate swaps qualifying for hedge accounting treatment under SFAS 133 as of that date. A one-time non-cash pre-tax charge of $2.3 million was included as other expense in the condensed consolidated statement of operations for the quarter ended March 31, 2008. Following the qualification of hedge accounting on March 18, 2008, the change in the fair value of the interest rate swaps impact other comprehensive income in equity with any ineffective portion being recorded to the condensed consolidated statement of operations. As of March 31, 2008, the interest rate swaps were valued at a loss of $2.2 million which was recorded in interest rate hedge liabilities on the condensed consolidated balance sheet.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through July 2012. Future minimum lease payments under non-cancelable operating leases as of March 31, 2008 are as follows (in thousands):

April 1, 2008 to December 31, 2008	$841
2009	962
2010	920
2011	871
2012	299

Total minimum payments	$3,893

Rent expense was $308,000 and $261,000 for the three months ended March 31, 2008 and 2007, respectively.

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

7. EQUITY TRANSACTIONS

Convertible Preferred Stock—The Company’s Amended Certificate of Incorporation as in effect prior to its initial public offering (“IPO”) in July 2007 provided for the authorization of the Board of Directors (“Board”) at its discretion to issue up to 57,625,000 shares of convertible preferred stock with a par value of $0.01. At the time of issuance, the Board had the discretion as to the designation of each issuance, voting rights, dividend rights and rates, if any, redemption price and liquidation preference, among other provisions. All of the shares of Series A convertible preferred stock were converted into shares of the Company’s common stock in July 2007.

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

Convertible Preferred Stock Conversion—The terms of the Company’s Series A convertible preferred stock as in effect prior to its IPO in July 2007 allowed the holders of 66 2/3% of such stock to require that all outstanding shares of the Series A convertible preferred stock be converted into an equal number of shares of common stock at any time. The holders of 66 2/3% of all outstanding shares of the Series A convertible preferred stock agreed to require that all outstanding shares of the Company’s Series A convertible preferred stock be converted into an equal number of shares of the Company’s common stock immediately prior to the consummation of the Company’s IPO. All of the shares of Series A convertible preferred stock were converted into shares of the Company’s common stock in July 2007.

Initial Public Offering—On July 23, 2007, the Company completed its IPO. The Company sold 6,700,000 shares of its common stock and selling stockholders sold an additional 10,000,000 shares of common stock at a price of $13.00 per share less underwriting commissions. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at a price of $13.00 per share less underwriting commissions. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. The proceeds, net of underwriting commissions, received by the Company, were $81.0 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used a portion of the net proceeds that it received from the offering to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$4,285	$7,877

Other comprehensive income:
Foreign currency translation adjustment, net of tax of $262 and $111	608	261
Fair value adjustment on interest rate hedges, net of tax of $42 and $0	68	—
Unrealized gains on marketable securities, net of tax of $0 and $1	—	3

Total other comprehensive income	676	264

Comprehensive income	$4,961	$8,141

Accumulated other comprehensive income, net consists of the following components, net of tax, (in thousands):

	March 31, 2008	December 31, 2007
Foreign currency translation adjustment, net of tax of $1,598 and $1,336	$3,737	$3,129
Fair value adjustment on interest rate hedges, net of tax of $42 and $0	68	—
Unrealized gains on marketable securities, net of tax of $1 and $1	1	1

Total accumulated other comprehensive income, net	$3,806	$3,130

9. STOCK BASED COMPENSATION

The Company has two plans under which it may grant stock options to certain employees and directors of the Company and its subsidiaries. Compensation expense is recorded in accordance with SFAS 123 (Revised 2004), Share-Based Payment, for stock options awarded to employees in return for employee service. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the employee service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The Company recorded stock based compensation expense of $1.3 million and $574,000 during the three month periods ended March 31, 2008 and 2007, respectively. At March 31, 2008, there was $11.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted average assumptions in the table below. Because the Company’s stock was not publicly traded during all of the periods when options were granted, the average historical volatility rate for a similar entity was used. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The fair value of the common stock for the option grants prior to the IPO was determined based on a contemporaneous internal valuation prepared by management, which had the appropriate levels of competency.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31,
	2008	2007
The weighted average fair value of options granted	$2.00	$1.29
Dividend yield	0.00%	0.00%
Weighted average risk free interest rate	2.13%	4.69%
Weighted average expected volatility	47.30%	35.51%
Expected life (in years)	4	4

During the three months ended March 31, 2008 the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
February 12, 2008	1,574,750	$6.65	$6.65	$—

A summary of the status of options granted as of March 31, 2008 and 2007, and the changes during the three month period then ended is presented below:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the year	8,038,280	$1.95	7,587,138	$1.38
Granted	1,574,750	$6.65	839,942	$6.54
Exercised	(720)	$4.19	—	$—
Forfeited	(14,839)	$5.45	(157,662)	$3.20

Options outstanding at March 31	9,597,471	$2.72	8,269,418	$1.87

Exercisable at March 31	4,275,659	$1.70	2,415,640	$1.97

There were 211,698 stock options exercised during the year ended December 31, 2007.

On March 23, 2007, the Company paid a cash dividend of $107.9 million in the aggregate, or $1.95 per share, to holders of common stock and convertible preferred stock and made a payment of $4.6 million in the aggregate, or $1.95 per vested option, to holders of vested stock options in lieu of a dividend. The Board of Directors approved reducing the strike price of the non-vested options outstanding at the date of the payment of the dividend by $1.78 in order to maintain the economic value of the options in comparison to the value those options had immediately prior to the dividend, which resulted in a reduction of the weighted average exercise price of $0.96 per option.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes information about options outstanding as of March 31, 2008:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	3,888,299	7.4	1,538,047
$ 1.00 - $ 1.99	2,272,519	7.4	2,260,849
$ 4.00 - $ 4.99	890,422	8.4	273,138
$ 6.00 - $ 7.99	2,506,431	7.5	203,625
$ 10.00 - $ 10.99	39,800	9.7	—

	9,597,471		4,275,659

10. SEGMENT INFORMATION

The Company aggregates its operating segments into two reportable segments: DCS Online and eFinancialCareers. Management has organized its reportable segments based upon similar geographic location and similar economic characteristics. Both DCS Online and eFinancialCareers generate revenue from sales of recruitment packages. Aggregation is based on similarity of operating segments as to economic characteristics, products, types or classes of customer and the methods of distribution. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs, JobsintheMoney.com, and eFinancialCareers’s North American operations; collectively reported in the “Other” category. The Company’s foreign operations are comprised of eFinancialCareers, whose business is principally in Great Britain, Continental Europe, Middle East and Asia.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table shows the segment information for the periods ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
DCS Online	$27,075	$23,350
eFinancialCareers	9,781	5,145
Other	2,713	1,894

Total revenues	$39,569	$30,389

Depreciation:
DCS Online	$764	$560
eFinancialCareers	63	38
Other	36	21

Total depreciation	$863	$619

Amortization:
DCS Online	$2,777	$2,650
eFinancialCareers	1,287	1,879
Other	178	699

Total amortization	$4,242	$5,228

Operating income:
DCS Online	$7,269	$5,772
eFinancialCareers	3,155	(259)
Other	(4)	(940)

Operating income	10,420	4,573
Interest expense	(2,684)	(2,347)
Interest income	482	74
Other expense	(2,266)	—

Income from continuing operations before income taxes	$5,952	$2,300

Capital expenditures:
DCS Online	$675	$573
eFinancialCareers	63	47
Other	18	11

Total capital expenditures	$756	$631

The following table shows the segment information as March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Total assets:
DCS Online	$233,813	$228,371
eFinancialCareers	101,146	94,250
Other	19,193	18,636
Assets of discontinued operations	—	330

Total assets	$354,152	$341,587

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2007 and the changes in goodwill for the three month period ended March 31, 2008 (in thousands):

	DCS Online	eFC	Other	Total
Balance, December 31, 2007	$84,778	$58,724	$16,271	$159,773
Foreign currency translation adjustment	—	35	—	35

Balance, March 31, 2008	$84,778	$58,759	$16,271	$159,808

11. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. The impact of the preferred stock outstanding through the date of the initial public offering and the 8,269,418 common stock options outstanding at March 31, 2007 were anti-dilutive in the three month period ended March 31, 2007 and therefore were excluded from the calculation of diluted EPS. The following is a calculation of basic and diluted earnings (loss) per share and weighted average shares outstanding for continuing operations and discontinued operations (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2008	2007
Income from continuing operations	$3,766	$3,207
Preferred dividend	—	(107,718)

Income (loss) attributable to common stockholders from continuing operations - basic and diluted	$3,766	$(104,511)

Income attributable to common stockholders from discontinued operations - basic and diluted	$519	$4,670

Weighted average shares outstanding - basic	62,173,050	92,200
Add shares issuable upon exercise of stock options	3,172,495	—

Weighted average shares outstanding - diluted	65,345,545	92,200

Basic and diluted earnings (loss) per share:
From continuing operations	$0.06	$(1,133.52)
From discontinued operations	0.01	50.65

	$0.07	$(1,082.87)

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, and the failure to attract qualified professionals or grow the number of qualified professionals who use our websites. These factors and others are discussed in more detail in the Company’s filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” all of which are available on the Investor Relations page of our website at www.diceholdingsinc.com.

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

We have identified two reportable segments under Statement of Financial Accounting Standards, or “SFAS,” No. 131, Disclosures about Segments of an Enterprise and Related Information, based on our operating structure. Our reportable segments include DCS Online (which includes Dice.com and ClearanceJobs.com) and eFinancialCareers’ international business. Targeted Job Fairs, JobsintheMoney.com, and eFinancialCareers’ North American operations do not meet certain quantitative thresholds, and therefore are reported in the aggregate in the Other segment.

Our Revenues and Expenses

We derive the substantial majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the postings purchased. In the United States, we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. Internationally, our job postings and access to our resume databases are often sold separately and not as a single package. We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At March 31, 2008, Dice.com had approximately 9,150 total recruitment package customers and as of the same date our other websites collectively served approximately 2,800 customers, including some customers who are also customers of Dice.com.

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

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Accordingly, significant increases or decreases in the unemployment rate, labor shortages or a decrease in available jobs or overall recruitment activity, specifically in the technology, finance and other vertical industries we serve, can have a material affect on our revenues and results of operations. A significant increase in the unemployment rate or a shortage of available jobs could cause a decrease in the number of job postings on our websites, which in turn would negatively impact our revenues and income. Alternatively, a decrease in the unemployment rate or a labor shortage generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and have a positive impact on our revenues and results of operations.

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

Fair Value of Acquired Businesses

We completed the acquisitions of Dice Inc. in 2005 (the “2005 Acquisition”) and eFinancialGroup in 2006 (the “eFinancial Group Acquisition”). SFAS No. 141, “Business Combinations” (“SFAS No. 141”) requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.

The significant assets acquired and liabilities assumed from our acquisitions consist of intangible assets, goodwill and deferred revenue. Fair values of the technology and trademarks were determined using a royalty savings methodology, which estimates the value of the trademark and brand name by calculating the present value of the royalties saved because the company owns the asset. Fair values of the customer lists were estimated using the discounted cash flow method based on projections of the amounts and timing of future revenues and cash flows, discount rates and other assumptions as deemed appropriate. Fair values of the candidate database were determined based on the estimated cost to acquire a seeker applied to the number of active seekers as of the acquisition date. The acquired deferred revenue is recorded at fair value as it represents an assumed legal obligation. We estimated our obligation related to deferred revenue using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a reasonable profit margin. The estimated costs to fulfill our deferred revenue obligation were based on our expected future costs to fulfill our obligation to our customers. Goodwill is the amount of purchase price paid for an acquisition that exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

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

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The goodwill at the other reporting units, eFinancialCareers’ international business, eFinancialCareers’ U.S. business and JobsintheMoney, was the result of the eFinancialGroup Acquisition which occurred in October 2006. The annual test of impairment of goodwill from the eFinancialGroup Acquisition is performed as of October 31 by comparing the goodwill recorded from the eFinancialGroup Acquisition to the fair value of the eFinancialCareers’ international and eFinancialCareers’ U.S. reporting units.

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

We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test is performed annually as of August 31.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which prescribes the use of an asset and liability method. Deferred tax assets and liabilities are recognized for the temporary differences between the treatment of items for tax and accounting purposes and are measured using enacted statutory tax rates in effect for the year in which they are expected to reverse. The measurement of deferred tax assets is reduced if evidence suggests the full tax benefit may not be realized in the future.

Stock and Stock-Based Compensation

We have granted stock options to certain of our employees and directors under our 2005 Omnibus Stock Plan and our 2007 Equity Award Plan. We follow SFAS No. 123 (Revised 2004), Share-Based Payment, or “SFAS 123(R),” in accounting for stock options. Compensation expense is recorded for stock options awarded to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The fair value of options granted was estimated on the grant date using Black-Scholes option-pricing model. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant.

Recent Developments

On January 28, 2008, we sold our equity stake in the CyberMedia Dice joint venture to an affiliate of CyberMedia. CyberMedia Dice results were previously reported in the other segment. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results from operations, assets and liabilities from the joint venture are classified as discontinued operations.

During the first quarter, we determined our two interest rate swaps covering $80 million notional amount of borrowings did not initially qualify for hedge accounting based on the Company’s hedging policy and the timing of its effectiveness tests. On March 18, 2008, we amended our hedging policy and performed new effectiveness tests, which resulted in the interest rate swaps qualifying for hedge accounting treatment as of that date. A one-time non-cash pre-tax charge of approximately $2.3 million was recorded reflecting the change in fair value of the two swaps from inception to March 18, 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues

	Three months ended March 31,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Revenues
DCS Online	$27,075	$23,350	$3,725	16%
eFinancialCareers	9,781	5,145	4,636	90%
Other	2,713	1,894	819	43%

Total revenues	$39,569	$30,389	$9,180	30%

Our revenues were $39.6 million for the three months ended March 31, 2008 compared to $30.4 million for the same period in 2007, an increase of $9.2 million, or 30%. This increase can be attributed to growth at both eFinancialCareers and DCS Online. We experienced organic growth in the DCS Online segment of $3.7 million, or 16%, due to successful marketing efforts leading to new customers and an increase in revenues from existing customers. Existing customer revenue growth arose from increases in the number of job postings, the number of individual users of our databases, and pricing of our products. Our recruitment package customers increased from approximately 8,500 at March 31, 2007 to approximately 9,150 at March 31, 2008. Average revenue per recruitment package customer increased by approximately 3.9% from the three months ended March 31, 2007 to the three months ended March 31, 2008. We experienced growth in the eFinancialCareers segment of $4.6 million, or 90%, as a result of increasing the number of customers using our sites and the pricing of our services. We saw growth in both the established markets and the new markets that we entered into more recently.

Cost of Revenues

	Three months ended March 31,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Cost of revenues	$2,417	$1,826	$591	32%
Percentage of revenues	6.1%	6.0%

Our cost of revenues for the three months ended March 31, 2008 were $2.4 million compared to $1.8 million for the same period in 2007, an increase of $591,000, or 32%. An increase in cost of revenues was experienced at DCS Online of $307,000, primarily due to an increase in software subscription costs needed to maintain our websites. Additionally, there was an increase in costs as a result of an increase in the number of network operations and customer support personnel we employed, which was needed in order to support an increase in the number of customers, job postings and user activity. Cost of revenues in the eFinancialCareers segment increased by $110,000 due to both an increase in salaries and benefits for customer support and operations personnel. Additionally, cost of revenues at Targeted Job Fairs increased $78,000 due to an increase in the number and type of job fairs conducted.

Product Development Expenses

	Three months ended March 31,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Product development	$1,172	$980	$192	20%
Percentage of revenues	2.9%	3.2%

Product development expenses for the three months ended March 31, 2008 were $1.2 million compared to $980,000 for the same period of 2007, an increase of $192,000, or 20%. The majority of the increase related to consulting costs and salaries and benefit costs for the product development team at Dice.

Sales and Marketing Expenses

	Three months ended March 31,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Sales and marketing	$14,906	$13,214	$1,692	13%
Percentage of revenues	37.6%	43.4%

Sales and marketing expenses for the three months ended March 31, 2008 were $14.9 million compared to $13.2 million for the same period in 2007, an increase of $1.7 million, or 13%.

Advertising and other marketing costs for the U.S. businesses totaled $7.2 million for the three month period ended March 31, 2008 compared to $6.9 million for the same period in 2007, an increase of $327,000, or 5%. This increase was primarily due to an increase in our online advertising spending, direct mail and email campaigns, and a radio advertising campaign we conducted during the three months ended March 31, 2008. Partially offsetting the increase is the discontinuation of a test advertising campaign that occurred during the three months ended March 31, 2007, and not repeated in the three months ended March 31, 2008. Certain online advertising originally planned for the first three months of 2008 began in April 2008 and will be reflected in our results for the three months ended June 30, 2008. As our revenues have grown, we have increased our advertising spending.

In the case of Dice.com, approximately 75% of our advertising and marketing spending is focused on increasing the number of professionals who visit Dice.com and their levels of activity on the website. We have increased the amount we spend on online media, particularly paid search programs, in order to drive more traffic to the website and we continue to spend on technology-focused websites. Additionally, we began radio advertising campaigns and increased our visibility at targeted job seeker events in certain markets during the three months ended March 31, 2008. The resulting increase in traffic has made the use of the website by customers more attractive as there are greater numbers of unique visitors who can view customers’ job postings and apply for their jobs. We have also increased the amount of spending on maintaining the loyalty of existing professionals who already use the website.

We have increased the amount we spend to reach employers and recruiters who pay to use our website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. This marketing effort has helped result in an increase in net recruitment package customers during the three month period ended March 31, 2008 of approximately 450 from approximately 8,700 at December 31, 2007 to approximately 9,150 at March 31, 2008. Net recruitment package customers were approximately 8,500 at March 31, 2007.

The salaries, commissions, and benefits component of sales and marketing expense for Dice amounted to $3.7 million for the three months ended March 31, 2008, which was consistent with the costs during the same period in 2007.

For the eFinancialCareers segment, we increased overall marketing expense by $1.0 million from $870,000 for the three month period ended March 31, 2007 to $1.9 million for the three month period ended March 31, 2008. The increase was to elevate eFinancialCareers’ exposure in the less penetrated markets of Continental Europe, Asia, and the Middle East, and to support traffic growth across all markets. Sales costs for eFinancialCareers outside of North America increased $224,000 primarily due to increased commissions driven by higher sales during the three month period ended March 31, 2008 as compared to the same period in 2007.

General and Administrative Expenses

	Three months ended March 31,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
General and administrative	$5,546	$3,949	$1,597	40%
Percentage of revenues	13.5%	13.0%

General and administrative expenses for the three months ended March 31, 2008 were $5.5 million compared to $3.9 million for the same period in 2007, an increase of $1.6 million, or 40%. An increase in stock-based compensation of $722,000 was experienced due to the additional expense for options issued after December 31, 2006 and due to the reduction in the strike price of the options in March 2007. Dice also experienced an increase in professional fees of $73,000 and additional other costs of being a public company of approximately $306,000. General and administrative expense for eFinancialCareers increased by $437,000 from the first quarter of 2007 to the first quarter of 2008. The increase was primarily due to higher rent expense due to moving to new office space and an increase in the provision for bad debts, which aligns with eFinancialCareers’ revenue growth.

Depreciation

	Three months ended March 31,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Depreciation	$863	$619	$244	39%
Percentage of revenues	2.1%	2.0%

Depreciation expense for the three month period ended March 31, 2008 was $863,000 compared to $619,000 for the same period in 2007, an increase of $244,000, or 39%. The increase was due to a greater depreciable fixed asset balance during the three month period ended March 31, 2008 compared to the same period in 2007 as a result of continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Three months ended March 31,
	2008	2007	(Decrease)	Percent Change
	(in thousands, except percentages)
Amortization	$4,242	$5,228	$(986)	19%
Percentage of revenues	10.7%	17.2%

Amortization expense for the three month period ended March 31, 2008 was $4.2 million compared to $5.2 million for the same period in 2007, a decrease of $986,000, or 19%. Amortization expense in the three month period ended March 31, 2008 decreased due to certain intangible assets from the eFinancialCareers Acquisition becoming fully amortized and due to the $2.9 million write-off of intangible assets of JobsintheMoney.com in the fourth quarter of 2007.

Operating Income

Operating income for the three months ended March 31, 2008 was $10.4 million compared to $4.6 million for the same period in 2007, an increase of $5.8 million, or 126%. The increase is primarily the result of the increase in Dice and eFinancialCareers revenues due to increases in customers and revenue per customer, slightly offset by increases in operating costs.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $2.7 million compared to $2.3 million for the same period in 2007, an increase of $337,000, or 14%. The increase in interest expense was due to a larger amount of borrowings outstanding in the three months ended March 31, 2008, on average, as compared to the same period in 2007 due to borrowings made under our Amended and Restated Credit Facility in March 2007, which were used to pay a dividend in March 2007 and to refinance the indebtedness outstanding under our prior credit facility.

Interest Income

Interest income for the three months ended March 31, 2008 was $482,000 compared to $74,000 for the same period in 2007, an increase of $408,000. The increase in interest income was due to larger cash and marketable securities balances in the three months ended March 31, 2008, on average, as compared to the same period in 2007. The increased cash balance was due to cash generated from operations and cash from our initial public offering.

Other Expense

During the first quarter, the Company determined its two interest rate swaps covering $80 million notional amount of borrowings did not initially qualify for hedge accounting based on the Company’s hedging policy and the timing of its effectiveness tests. On March 18, 2008, the Company amended its hedging policy and performed new effectiveness tests, which resulted in the interest rate swaps qualifying for hedge accounting treatment as of that date. A one-time non-cash charge of approximately $2.3 million was recorded reflecting the change in fair value of the two swaps from inception to March 18, 2008.

Income Taxes

	Three months ended March 31,
	2008	2007
	(in thousands, except percentages)
Income from continuing operations before income taxes	$5,952	$2,300
Income tax expense (benefit)	2,186	(907)
Effective tax rate	36.7%	(38.9)%

Income tax expense for the three month period ended March 31, 2008 was $2.2 million compared to a benefit of $907,000 for the same period in 2007. The benefit for the three months ended March 31, 2007 resulted from a tax deduction for payments to the holders of vested stock options in lieu of dividends of $4.6 million.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals, and Dice India, our interest in a joint venture with CyberMedia. All significant business activities of MeasureUp ceased on March 30, 2007. We sold our interest in the CyberMedia Dice joint venture in January 2008. Accordingly, the results of operations from these segments are reflected as discontinued operations for all periods presented. Income from discontinued operations, net of tax, for the three month period ended March 31, 2008 was $519,000 million compared to $4.7 million for the same period in 2007. The income for the three months ended March 31, 2007 resulted from a tax benefit of $5.5 million related to a worthless stock deduction taken upon the abandonment of MeasureUp.

Liquidity and Capital Resources

We have shown our cash flows for the three month periods ended March 31, 2008 and 2007 in the table below.

	Three months ended March 31,
	2008	2007
	(in thousands)
Cash provided by operating activities of continuing operations	$23,571	$14,246
Cash used in investing activities of continuing operations	(656)	(646)
Cash used in financing activities of continuing operations	(2,751)	(12,739)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, loss on interest rate hedges, and for the effect of changes in working capital. Net cash provided by operating activities was $23.6 million and $14.2 million for the three month periods ended March 31, 2008 and 2007, respectively. The increase in cash provided by operating activities during these periods was primarily due to an increase in operating cash receipts from increased sales during the period. Additionally, there was an increase in accounts payable and accrued expenses and income tax payable, primarily related to the timing of payments.

Investing Activities

Cash used for investing activities during the three month periods ended March 31, 2008 and 2007 of $656,000 and $646,000, respectively, was primarily attributable to capital expenditures. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash used for financing activities during the three month period ended March 31, 2008 of $2.8 million related primarily to payments under our credit facility. Cash used in financing activities during the three month period ended March 31, 2007 of $12.7 million was due to dividends paid and cash payments in lieu of dividends totaling $112.5 million, payments under our credit facility of $11.0 million, payments for financing costs of $2.2 million, offset by proceeds from our Amended and Restated Credit Facility of $113.0 million

Amended and Restated Credit Facility

On March 21, 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature on March 21, 2012. Quarterly payments of $250,000 on the term loan were due beginning on October 1, 2007, and we made our first payment in September 2007. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility. A principal payment of $2.1 million was made in March 2008 on the term loan facility to satisfy the requirement that a portion of excess cash flow, as defined in the agreement, be applied as a prepayment.

Immediately prior to entering into the Amended and Restated Credit Facility, we had $81.0 million outstanding under our prior facility. On March 21, 2007, we borrowed an additional $113.0 million under the Amended and Restated Credit Facility, resulting in total borrowings of $194.0 million. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either a LIBOR rate plus 3.25% or a reference rate plus 1.75%. We used a portion of the net proceeds received from our initial public offering on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. Borrowings at March 31, 2008 included $122.0 million under our term loan facility. Cash and marketable securities as of March 31, 2008 totaled approximately $78.1 million.

Our existing and future domestic subsidiaries unconditionally guaranteed our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the individual assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants, including a senior leverage ratio, fixed charge coverage ratio, and a minimum adjusted EBITDA. The Company was in compliance with all such covenants as of March 31, 2008.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of March 31, 2008:

	Payments by period
	Total	April 1, 2008 - December 31, 2008	2009 -2010	2011 -2012	Thereafter
	(in thousands)
Term loan facility	$122,000	$500	$2,000	$119,500	$—
Operating lease obligations	3,893	841	1,882	1,170	—

Total contractual obligations	$125,893	$1,591	$3,882	$120,420	$—

We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2008, we had $122.0 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. See Note 5 “Indebtedness” in our condensed consolidated financial statements for additional information related to the Amended and Restated Credit Facility.

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate and due to the short-term length of our borrowings. We have fixed the rate on $80 million of our LIBOR based debt through the interest rate swaps described below. Assuming our fixed rate on the swaps and a rate of 7.2% on the portion of debt that is not fixed by a swap, interest payments on our term loan facility for the remainder of 2008, 2009-2010, 2011-2012, would be $6.5 million, $17.2 million, and $10.8 million, respectively and none thereafter.

In December 2007, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on an additional $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position 157-2: Effective Date of FASB Statement No. 157 (“FSP 157-2”) delayed the implementation of SFAS 157 for certain nonfinancial assets and liabilities. We partially adopted SFAS 157 in the first quarter of 2008. The adoption did not have an impact on our consolidated financial statements. We did not adopt SFAS 157 as it relates to goodwill and other intangible assets due to the delay allowed by FSP 157-2. SFAS 157 was adopted for interest rate hedge liabilities. These liabilities are valued using observable inputs from a third party provider. The assets measured at fair value on a recurring basis are as follows as of March 31, 2008 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at March 31, 2008
Interest rate hedge liabilities	$—	$2,156	$—	$2,156

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after December 15, 2007. We adopted SFAS 159 in the first quarter of 2008 choosing not to elect the fair value measurement option for any of our assets and liabilities, therefore resulting in no changes to our consolidated financial statements. We will continue to evaluate items on a case-by-case basis for consideration of the fair value option.

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

Foreign Exchange Risk

We conduct business in 14 markets outside of the United States, in five languages across Europe, Asia, and Canada using the eFinancialCareers name. For the three months ended March 31, 2008, approximately 25% of our revenues were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the dollar. We currently do not hedge currency risk, but we expect to do so in the future. However, our Amended and Restated Credit Facility places limitations on our ability to hedge currency risk.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2008 and December 31, 2007 our translation adjustment, net of tax totaled $3.7 million and $3.1 million, respectively. The change is primarily attributable to the strengthening of the Euro against the British Pound.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either the LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of March 31, 2008, we had outstanding borrowings of $122.0 million under our Amended and Restated Credit Facility. We have fixed the rate on $80.0 million of our LIBOR based debt through interest rate swaps described below. If interest rates increased by 1.0%, interest expense for the remainder of 2008 on our current borrowings would increase by approximately $315,000. We also have interest rate risk related to our portfolio of marketable securities. Our marketable securities will produce less income than expected if market interest rates fall.

In December 2007, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on and additional $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer for the period covered by this report. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in disputes or litigation related to claims arising out of our operations. We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

We completed an initial public offering (“IPO”) of our common stock under a Registration Statement on Form S-1, as amended (File No. 333-141876), which became effective on July 17, 2007. The aggregate offering price of the common stock sold by us resulted in net proceeds of approximately $81.0 million to us. We used $51.0 million of the net proceeds from our IPO to repay outstanding indebtedness under our Amended and Restated Credit Facility and $30 million will be used for working capital and general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

4.1	Amendment No. 1 to Second Amended and Restated Shareholders Agreement, dated as of February 4, 2008, by and among Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-33584) filed on March 25, 2008 with the Securities and Exchange Commission).

10.1*	Employment Agreement dated as of June 20, 2005, by and between eFinancialCareers Limited and John Benson.

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DICE HOLDINGS, INC.
Registrant
DATE: May 7, 2008
/s/ Scot W. Melland
Scot W. Melland
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael P. Durney
Michael P. Durney
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Amendment No. 1 to Second Amended and Restated Shareholders Agreement, dated as of February 4, 2008, by and among Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-33584) filed on March 25, 2008 with the Securities and Exchange Commission).

10.1*	Employment Agreement dated as of June 20, 2005, by and between eFinancialCareers Limited and John Benson.

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.