Form 10-Q
period 2008-06-30
DICE HOLDINGS, INC.
filed 2008-07-28
CIK 1393883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 15, 2008, 62,192,803 shares of common stock (“Common Stock”) of the Registrant were outstanding.

DICE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$74,672	$57,525
Marketable securities	15,600	150
Accounts receivable, net of allowance for doubtful accounts of $1,626 and $1,631	15,315	19,112
Deferred income taxes - current	7,856	13,750
Prepaid and other current assets	2,088	2,582
Current assets of discontinued operations	—	195

Total current assets	115,531	93,314
Fixed assets, net	6,105	5,768
Acquired intangible assets, net	70,142	78,572
Goodwill	160,069	159,773
Deferred financing costs, net of accumulated amortization of $1,668 and $1,252	3,125	3,541
Other assets	411	484
Non-current assets of discontinued operations	—	135

Total assets	$355,383	$341,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,395	$11,971
Deferred revenue	49,350	46,230
Current portion of long-term debt	750	2,850
Income taxes payable	5,598	3,697
Current liabilities of discontinued operations	—	1,404

Total current liabilities	69,093	66,152
Long-term debt	120,950	121,550
Deferred income taxes - non-current	20,794	26,256
Interest rate hedge liability	767	—
Other long-term liabilities	6,721	7,002

Total liabilities	218,325	220,960

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $.01 par value, authorized 240,000,000 shares; issued and outstanding: 62,192,803 and 62,172,690 shares, respectively	622	622
Additional paid-in capital	222,960	220,222
Accumulated other comprehensive income	4,987	3,130
Accumulated deficit	(91,511)	(103,347)

Total stockholders’ equity	137,058	120,627

Total liabilities and stockholders’ equity	$355,383	$341,587

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$40,281	$34,358	$79,850	$64,747

Operating expenses:
Cost of revenues	2,484	1,946	4,901	3,772
Product development	1,172	982	2,344	1,962
Sales and marketing	15,895	13,797	30,801	27,011
General and administrative	5,363	4,411	10,912	8,360
Depreciation	958	702	1,821	1,321
Amortization of intangible assets	4,237	4,773	8,479	10,001

Total operating expenses	30,109	26,611	59,258	52,427

Operating income	10,172	7,747	20,592	12,320
Interest expense	(2,484)	(4,293)	(5,168)	(6,640)
Interest income	492	82	974	156
Other income (expense)	1,157	—	(1,109)	—

Income from continuing operations before income taxes	9,337	3,536	15,289	5,836
Income tax expense	1,786	1,689	3,972	782

Income from continuing operations	7,551	1,847	11,317	5,054

Discontinued operations:
Income (loss) from discontinued operations	—	108	519	(841)
Income tax (expense) benefit from discontinued operations	—	(463)	—	5,156
Minority interest in net loss of subsidiary	—	121	—	121

Income (loss) from discontinued operations, net of tax	—	(234)	519	4,436

Net income	7,551	1,613	11,836	9,490
Convertible preferred stock dividends	—	—	—	(107,718)

Income (loss) attributable to common stockholders	$7,551	$1,613	$11,836	$(98,228)

Basic earnings (loss) per share:
From continuing operations	$0.12	$0.03	$0.18	$(1,113.48)
From discontinued operations	—	—	0.01	48.12

	$0.12	$0.03	$0.19	$(1,065.36)

Diluted earnings (loss) per share:
From continuing operations	$0.12	$0.03	$0.17	$(1,113.48)
From discontinued operations	—	—	0.01	48.12

	$0.12	$0.03	$0.18	$(1,065.36)

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by operating activities:
Net income	$11,836	$9,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,821	1,321
Amortization of intangible assets	8,479	10,001
Deferred income taxes	189	(3,216)
Gain on sale of joint venture	(611)	—
Amortization of deferred financing costs	416	336
Share based compensation	2,725	1,782
Loss on interest rate hedges	1,109	—
Changes in operating assets and liabilities:
Accounts receivable	3,828	1,419
Prepaid expenses and other assets	(49)	(1,501)
Accounts payable and accrued expenses	1,749	(1,189)
Income taxes payable	2,437	(891)
Deferred revenue	3,074	9,354
Other, net	36	498

Net cash provided by operating activities of continuing operations	37,039	27,404

Cash flows provided by (used for) investing activities:
Purchases of fixed assets	(2,150)	(1,524)
Purchases of marketable securities	(26,923)	(200)
Maturities and sales of marketable securities	11,395	200
Other, net	—	(32)

Net cash used for investing activities of continuing operations	(17,678)	(1,556)

Cash flows provided by (used for) financing activities:
Proceeds from long-term debt	—	113,000
Payments on long-term debt	(2,700)	(22,000)
Dividends paid on convertible preferred stock	—	(107,718)
Dividends paid on common stock	—	(180)
Payments to holders of vested stock options in lieu of dividends	—	(4,602)
Financing costs paid	—	(2,239)
Payment of costs related to initial public offering	(354)	(456)
Proceeds from stock option exercises	9	—
Other	—	(175)

Net cash used for financing activities of continuing operations	(3,045)	(24,370)

Net cash provided by (used for) operating activities of discontinued operations	(409)	380
Net cash used for investing activities of discontinued operations	—	(6)

Net cash provided by (used for) discontinued operations	(409)	374

Effect of exchange rate changes	1,240	125

Net change in cash and cash equivalents for the period	17,147	1,977
Cash and cash equivalents, beginning of period	57,525	5,684

Cash and cash equivalents, end of period	$74,672	$7,661

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007 that are included in the Company’s Annual Report on Form 10-K. Operating results for the three month or six month period ended June 30, 2008 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2008.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position 157-2: Effective Date of FASB Statement No. 157 (“FSP 157-2”) delayed the implementation of SFAS 157 for certain non-financial assets and liabilities. The Company partially adopted SFAS 157 in the first quarter of 2008. The adoption did not have an impact on the Company’s consolidated financial statements. The Company did not adopt SFAS 157 as it relates to goodwill and other intangible assets due to the delay allowed by FSP 157-2. SFAS 157 was adopted for interest rate hedge assets and liabilities. These assets and liabilities are valued using observable inputs from a third party provider. The standard was also adopted for marketable securities. Marketable securities are valued using quoted prices in the market. The assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2008 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at June 30, 2008
Interest rate hedge asset	$—	$243	$—	$243
Interest rate hedge liability	—	767	—	767
Marketable securities	15,600	—	—	15,600

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

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. DISCONTINUED OPERATIONS

MeasureUp—The Company provided certification test preparation and assessment products for technology professionals through its subsidiary, MUP, Inc. (formerly known as MeasureUp, Inc.) (“MeasureUp”). In February 2007, the Company decided to abandon the MeasureUp business after assessing the long-term economic viability of MeasureUp in light of its projected operating losses, the lack of an operational or strategic fit with the Company’s core business, and after unsuccessfully attempting to sell the business. All significant business activities of MeasureUp were ceased on March 30, 2007. Accordingly, the Company reflects the related assets, liabilities, and results of operations from this segment as discontinued operations for the periods ended June 30, 2007. Expenses that are not directly identified to MeasureUp or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations. Summary results of operations for the former MeasureUp operating segment prior to ceasing operations were as follows (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenues	$—	$835
Operating expenses:
Cost of revenues	—	173
Product development	—	600
Sales and marketing	—	288
General and administrative	—	332
Depreciation	—	16
Other income	(294)	(331)

Total operating expenses	(294)	1,078

Operating income (loss)	294	(243)
Income tax benefit (expense)	(568)	4,887

Income (loss) from discontinued operations	$(274)	$4,644

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$—	$142	$37	$293
Operating expenses:
Cost of revenues	—	72	14	142
Sales and marketing	—	173	40	560
General and administrative	—	61	75	137
Depreciation	—	22	—	52

Total operating expenses	—	328	129	891

Operating loss	—	(186)	(92)	(598)
Gain on sale of joint venture	—	—	611	—
Income tax expense	—	105	—	269
Minority interest in net loss of subsidiary	—	121	—	121

Income (loss) from discontinued operations	$—	$40	$519	$(208)

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. MARKETABLE SECURITIES

The Company’s marketable securities are comprised of U.S. government and agency securities and corporate debt securities with readily determinable quoted market values. Marketable securities are classified and accounted for as available-for-sale and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders’ equity. If management determines that an unrealized loss is other-than-temporary, such loss will be charged to the statement of operations. There were no other-than-temporary charges during the three months and six months ended June 30, 2008 or 2007. The following tables summarize the Company’s marketable securities as of June 30, 2008 and December 31, 2007 (in thousands):

	As of June 30, 2008
	Maturity	Gross Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Corporate debt securities	within one year	$49	$1	$50
U.S. Government agencies	within one year	13,160	(29)	13,131
U.S. Government agencies	1 - 5 years	2,435	(16)	2,419

		$15,644	$(44)	$15,600

	As of December 31, 2007
	Maturity	Gross Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Corporate debt securities	within one year	$49	$1	$50
U.S. Government agencies	within one year	100	—	100

		$149	$1	$150

5. ACQUIRED INTANGIBLE ASSETS, NET

Below is a summary of the major acquired intangible assets and weighted average amortization periods for the acquired identifiable intangible assets (in thousands). The impairment relates to the reduction in the carrying value of the intangible assets of JobsintheMoney that was recorded in the fourth quarter of 2007.

	As of June 30, 2008
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$(8,566)	$142	$3,996	3.75 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	6,400	(2,524)	309	4,185	5 years
Customer lists	36,361	(19,211)	555	17,705	4.5 years
Candidate database	17,440	(12,253)	69	5,256	3.75 years

Acquired intangible assets, net	$111,621	$(42,554)	$1,075	$70,142

	As of December 31, 2007
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,700	$(6,926)	$149	$(280)	$5,643	3.75 years
Trademarks and brand names—Dice	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,600	(1,888)	292	(1,200)	4,804	5 years
Customer lists	36,700	(15,222)	529	(339)	21,668	4.5 years
Order backlog	2,000	(2,037)	37	—	—	.5 years
Candidate database	18,500	(10,050)	67	(1,060)	7,457	3.75 years
Leasehold interests	154	(162)	8	—	—	3 years

Acquired intangible assets, net	$116,654	$(36,285)	$1,082	$(2,879)	$78,572

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Based on the carrying value of the acquired finite–lived intangible assets recorded as of June 30, 2008, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

July 1, 2008 through December 31, 2008	$8,505
2009	14,631
2010	7,003
2011	1,003
2012	—

6. INDEBTEDNESS

On March 21, 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility” or “Agreement”), resulting in total borrowings of $194.0 million. The Amended and Restated Credit Facility provides for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, and matures on March 21, 2012. The Company began making mandatory quarterly payments of $250,000 on the term loan facility in September 2007. A principal payment of $2.1 million was made in March 2008 on the term loan facility to satisfy the requirement that a portion of excess cash flow, as defined in the Agreement, be applied as a prepayment. Payments of principal on the term loan facility result in permanent reductions to that facility. The borrowing capacity of the revolving credit facility is reduced by reserves against our interest rate swaps, which are determined by the swap counterparty. Immediately prior to entering into the amended agreement, the Company had $81.0 million outstanding under the then existing facility. On March 21, 2007, the Company borrowed an additional $113.0 million under the Agreement. Borrowings under the Agreement bear interest, at the Company’s option, at the LIBOR rate plus 3.25% or reference rate plus 1.75%. The Amended and Restated Credit Facility contains certain financial and other covenants. The Company was in compliance with all such covenants as of June 30, 2008.

The amounts borrowed and terms of the financing agreement as of June 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Maximum available under revolving credit facility	$72,750	$75,000
Maximum available under term loan facility	$121,700	$124,400

Amounts Borrowed:
LIBOR rate loans	$121,700	$108,400
Reference rate loans	—	16,000

Total borrowed	$121,700	$124,400

	June 30, 2008	December 31, 2007
Interest Rates:
LIBOR Option:
Interest margin	3.25%	3.25%
Minimum LIBOR rate	3.00%	3.00%
Actual interest rates	6.25% to 6.40%	8.03% to 8.49%

Reference Rate Option:
Interest margin	1.75%	1.75%
Minimum reference rate	6.00%	6.00%
Actual interest rate	n/a	9.00%

Future maturities as of June 30, 2008 are as follows (in thousands):

July 1, 2008 through December 31, 2008	$250
2009	1,000
2010	1,000
2011	1,000
2012	118,450

Total minimum payments	$121,700

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In December 2007, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on an additional $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. The Company determined the two interest rate swaps did not qualify for hedge accounting under Statement of Financial Standards No. 133 (“SFAS 133”), Accounting for Derivatives, as amended, at inception of the swaps based on the Company’s hedging policy and the timing of its effectiveness tests. On March 18, 2008, the Company amended its hedging policy and performed new effectiveness tests, which resulted in the interest rate swaps qualifying for hedge accounting treatment under SFAS 133 as of that date. A one-time non-cash pre-tax charge of $2.3 million was included as other expense in the condensed consolidated statement of operations for the three month period ended March 31, 2008. Following the qualification of hedge accounting on March 18, 2008, the change in the fair value of the interest rate swaps was recorded to other comprehensive income in equity, with any ineffective portion being recorded to the condensed consolidated statement of operations. During June 2008, the $60.0 million swap became ineffective primarily due to the 3.00% minimum LIBOR rate under the Amended and Restated Credit Facility as the swap itself does not contain a rate floor. Therefore, during the three month period ended June 30, 2008, the ineffectiveness of the swap resulted in a portion of the change in fair value to be recorded as other income on the condensed consolidated statement of operations. Additionally, a portion of the $20.0 million swap was also ineffective during the three months ended June 30, 2008. The ineffectiveness of both swaps resulted in other income of $1.2 million for the three months ended June 30, 2008. The $60.0 million swap was valued at a loss of $767,000 and reflected as interest rate hedge liability on the condensed consolidated balance sheet. The $20.0 million swap was valued at a gain of $243,000 and reflected in other assets on the condensed consolidated balance sheet.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through July 2012. Future minimum lease payments under non-cancelable operating leases as of June 30, 2008 are as follows (in thousands):

July 1, 2008 to December 31, 2008	$565
2009	962
2010	920
2011	871
2012	299

Total minimum payments	$3,617

Rent expense was $297,000 and $605,000 for the three and six month periods ended June 30, 2008, respectively, and $212,000 and $477,000 for the three and six month periods ended June 30, 2007, respectively.

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

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. EQUITY TRANSACTIONS

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

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$7,551	$1,613	$11,836	$9,490

Other comprehensive income:
Foreign currency translation adjustment, net of tax of $(262), $402, $- and $513	934	937	1,546	1,198
Fair value adjustment on interest rate hedges, net of tax of $204, $-, $246 and $-	271	—	339	—
Unrealized gain (loss) on marketable securities, net of tax of $(17), $-, $(17) and $1	(27)	—	(28)	2

Total other comprehensive income	1,178	937	1,857	1,200

Comprehensive income	$8,729	$2,550	$13,693	$10,690

Accumulated other comprehensive income, net consists of the following components, net of tax, (in thousands):

	June 30, 2008	December 31, 2007
Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$4,675	$3,129
Fair value adjustment on interest rate hedges, net of tax of $246 and $-	339	—
Unrealized gain (loss) on marketable securities, net of tax of $(17) and $1	(27)	1

Total accumulated other comprehensive income, net	$4,987	$3,130

During the three month period ended June 30, 2008, the Company reevaluated its strategy and determined that it expects its foreign earnings to be indefinitely invested. This determination resulted in a $1.3 million tax benefit. The tax impact on the foreign currency translation adjustment in accumulated other comprehensive income will remain at $1.3 million in the future due to this one-time tax benefit being recorded to the condensed consolidated statements of operations.

10. STOCK BASED COMPENSATION

Restricted Stock—On April 18, 2008, a total of 16,000 shares of stock were granted to two non-employee members of the Company’s Board of Directors. These shares are compensation for services as board members and the shares cannot be sold for one year from the grant date. During the three months ended June 30, 2008, $27,000 of compensation cost was recorded related to these grants. An additional $103,000 of compensation cost will be recorded through the remainder of the one year vesting period. The closing price of the Company’s stock on the date of grant was used to value the grants. There was no cash flow impact resulting from the grants.

Stock Option Plans —The Company has two plans under which it may grant stock options to certain employees and directors of the Company and its subsidiaries. Compensation expense is recorded in accordance with SFAS 123 (Revised 2004), Share-Based Payment, for stock options awarded to employees in return for employee service. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the employee service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The Company recorded stock based compensation expense of $1.4 million and $2.7 million during the three and six month periods ended June 30, 2008, respectively, and $1.2 million and $1.8 million during the three and six month periods ended June 30, 2007, respectively. At June 30, 2008, there was $9.9 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
The weighted average fair value of options granted	$2.57	$1.76	$2.04	$1.35
Dividend yield	0.00%	0.00%	0.00%	0.00%
Weighted average risk free interest rate	2.18%	4.57%	2.13%	4.68%
Weighted average expected volatility	50.36%	33.30%	47.46%	35.24%
Expected life (in years)	4	4	4	4

During the six months ended June 30, 2008 the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
February 12, 2008	1,574,750	$6.65	$6.65	$—
April 17, 2008	42,500	$8.05	$8.05	$—
April 18, 2008	70,000	$8.09	$8.09	$—

A summary of the status of options granted as of June 30, 2008 and 2007, and the changes during the three and six month periods then ended is presented below:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the period	9,597,471	$2.72	8,269,418	$1.87
Granted	112,500	$8.07	117,094	$7.11
Exercised	(3,393)	$1.89	—	$—
Forfeited	(37,505)	$5.63	(159,045)	$4.19

Options outstanding at June 30	9,669,073	$2.77	8,227,467	$1.90

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the period	8,038,280	$1.95	7,587,138	$2.34
Granted	1,687,250	$6.75	957,036	$6.61
Exercised	(4,113)	$2.30	—	$—
Forfeited	(52,344)	$5.58	(316,707)	$3.70

Options outstanding at June 30	9,669,073	$2.77	8,227,467	$1.90

Exercisable at June 30	4,799,737	$1.69	2,823,393	$1.72

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

The following table summarizes information about options outstanding as of June 30, 2008:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	3,886,347	7.2	1,927,806
$ 1.00 - $ 1.99	2,272,519	7.2	2,262,146
$ 4.00 - $ 4.99	873,134	8.4	326,269
$ 6.00 - $ 8.99	2,597,273	7.3	283,516
$ 10.00 - $ 10.99	39,800	9.4	—

	9,669,073		4,799,737

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. SEGMENT INFORMATION

The Company aggregates its operating segments into two reportable segments: DCS Online and eFinancialCareers. Management has organized its reportable segments based upon similar geographic location and similar economic characteristics. Both DCS Online and eFinancialCareers generate revenue from sales of recruitment packages. Aggregation is based on similarity of operating segments as to economic characteristics, products, types or classes of customer and the methods of distribution. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs, JobsintheMoney.com, and eFinancialCareers’s North American operations; collectively reported in the “Other” category. The Company’s foreign operations are comprised of eFinancialCareers, whose business is principally in Great Britain, Continental Europe, Middle East and Asia. The following table shows the segment information for the three and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
DCS Online	$27,421	$25,233	$54,496	$48,584
eFinancialCareers	9,920	6,497	19,701	11,642
Other	2,940	2,628	5,653	4,521

Total revenues	$40,281	$34,358	$79,850	$64,747

Depreciation:
DCS Online	$855	$635	$1,617	$1,196
eFinancialCareers	65	44	129	82
Other	38	23	75	43

Total depreciation	$958	$702	$1,821	$1,321

Amortization:
DCS Online	$2,777	$2,905	$5,555	$5,555
eFinancialCareers	1,282	1,524	2,569	3,403
Other	178	344	355	1,043

Total amortization	$4,237	$4,773	$8,479	$10,001

Operating income:
DCS Online	$6,518	$7,364	$13,787	$13,251
eFinancialCareers	3,643	900	6,798	641
Other	11	(517)	7	(1,572)

Operating income	10,172	7,747	20,592	12,320
Interest expense	(2,484)	(4,293)	(5,168)	(6,640)
Interest income	492	82	974	156
Other expense	1,157	—	(1,109)	—

Income from continuing operations before income taxes	$9,337	$3,536	$15,289	$5,836

Capital expenditures:
DCS Online	$1,295	$867	$1,974	$1,451
eFinancialCareers	92	26	151	73
Other	7	—	25	—

Total capital expenditures	$1,394	$893	$2,150	$1,524

The following table shows the segment information as June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Total assets:
DCS Online	$230,581	$228,371
eFinancialCareers	106,348	94,250
Other	18,454	18,636
Assets of discontinued operations	—	330

Total assets	$355,383	$341,587

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2007 and the changes in goodwill for the six month period ended June 30, 2008 (in thousands):

	DCS Online	eFC	Other	Total
Balance, December 31, 2007	$84,778	$58,724	$16,271	$159,773
Foreign currency translation adjustment	—	296	—	296

Balance, June 30, 2008	$84,778	$59,020	$16,271	$160,069

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. The impact of 55,168,792 shares of preferred stock and 8,227,467 common stock options were anti-dilutive in the six month period ended June 30, 2007 and therefore were excluded from the calculation of diluted EPS. The following is a calculation of basic and diluted earnings (loss) per share and weighted average shares outstanding for continuing operations and discontinued operations (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$7,551	$1,847	$11,317	$5,054
Preferred dividend	—	—	—	(107,718)
Preferred securities participating in earnings available to common stockholders	—	(1,844)	—	—

Income available to common stockholders from continuing operations - basic	$7,551	$3	$11,317	$(102,664)

Income available to common stockholders from continuing operations - diluted	$7,551	$1,847	$11,317	$(102,664)

Income (loss) from discontinued operations	$—	$(234)	$519	$4,436
Preferred securities participating in earnings available to common stockholders	—	234	—	—

Income available to common stockholders from discontinued operations - basic	$—	$—	$519	$4,436

Income available to common stockholders from discontinued operations - diluted	$—	$(234)	$519	$4,436

Weighted average shares outstanding - basic	62,188	92	62,181	92
Add shares issuable upon conversion of preferred securities	—	55,169	—	—
Add shares issuable upon exercise of stock options	3,307	3,190	3,335	—

Weighted average shares outstanding - diluted	65,495	58,451	65,516	92

Basic earnings (loss) per share:
From continuing operations	$0.12	$0.03	$0.18	$(1,113.48)
From discontinued operations	—	—	0.01	48.12

	$0.12	$0.03	$0.19	$(1,065.36)

Diluted earnings (loss) per share:
From continuing operations	$0.12	$0.03	$0.17	$(1,113.48)
From discontinued operations	—	—	0.01	48.12

	$0.12	$0.03	$0.18	$(1,065.36)

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, and the failure to attract qualified professionals or grow the number of qualified professionals who use our websites. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our quarterly reports on Form 10-Q all of which are available on the Investor Relations page of our website at www.diceholdingsinc.com.

You should keep in mind that any forward-looking statement made by us herein, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

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

Our Revenues and Expenses

We derive the substantial majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the postings purchased. In the United States, we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. Internationally, our job postings and access to our resume databases are often sold separately and not as a single package. We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At June 30, 2008, Dice.com had approximately 8,950 total recruitment package customers and as of the same date our other websites collectively served approximately 2,800 customers, including some customers who are also customers of Dice.com.

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

Stock and Stock-Based Compensation

We have granted stock options and restricted stock to certain of our employees and directors under our 2005 Omnibus Stock Plan and our 2007 Equity Award Plan. We follow SFAS No. 123 (Revised 2004), Share-Based Payment, or “SFAS 123(R),” in accounting for stock grants. Compensation expense is recorded for stock grants awarded to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The fair value of options granted was estimated on the grant date using Black-Scholes option-pricing model. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant.

Recent Developments

CyberMedia Dice—On January 28, 2008, we sold our equity stake in the CyberMedia Dice joint venture to an affiliate of CyberMedia. CyberMedia Dice results were previously reported in the other segment. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results from operations, assets and liabilities from the joint venture are classified as discontinued operations.

Interest rate swaps—During the first quarter, we determined that our two interest rate swaps covering $80.0 million notional amount of borrowings did not initially qualify for hedge accounting based on our hedging policy and the timing of our effectiveness tests. On March 18, 2008, we amended our hedging policy and performed new effectiveness tests, which resulted in the interest rate swaps qualifying for hedge accounting treatment as of that date. A one-time non-cash charge of approximately $2.3 million was recorded reflecting the change in fair value of the two swaps from inception to March 18, 2008 during the three month period ended March 31, 2008. During the three month period ended June 30, 2008, we determined our interest rate swap agreement covering $60.0 million notional amount of borrowings was not effective under hedge accounting rules. Additionally, a portion of the interest rate swap agreement covering $20.0 million notional amount of borrowings continues to be treated as partially ineffective under hedge accounting rules. The ineffectiveness of the swaps resulted in other income of $1.2 million for the three month period ended June 30, 2008.

Income tax benefit—A $1.3 million tax benefit was recognized in the second quarter of 2008 related to the impact of our determination that we expect our foreign earnings to be indefinitely invested. We expect the quarterly effective tax rate to approximate 37% in future periods.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues

	Three months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Revenues
DCS Online	$27,421	$25,234	$2,187	9%
eFinancialCareers	9,920	6,497	3,423	53%
Other	2,940	2,627	313	12%

Total revenues	$40,281	$34,358	$5,923	17%

Our revenues were $40.3 million for the three months ended June 30, 2008 compared to $34.4 million for the same period in 2007, an increase of $5.9 million, or 17%. This increase can be attributed to growth at both eFinancialCareers and DCS Online. We experienced organic growth in the DCS Online segment of $2.2 million, or 9%, due to successful marketing efforts leading to new customers and an increase in revenues from existing customers. Existing customer revenue growth arose from increases in the number of individual users of our databases and pricing of our products. Our recruitment package customers increased from approximately 8,800 at June 30, 2007 to approximately 8,950 at June 30, 2008. However, our recruitment package customer count decreased during the three month period from approximately 9,150 at March 31, 2008 to approximately 8,950 at June 30, 2008, which, in part, resulted in a reduction in deferred revenue from $52.3 million at March 31, 2008 to $49.4 million at June 30, 2008. Average revenue per recruitment package customer increased by approximately 2.8% from the three months ended June 30, 2007 to the three months ended June 30, 2008. We experienced growth in the eFinancialCareers segment of $3.4 million, or 53%, as a result of increasing the number of customers using our sites and the pricing of our services. We saw growth in each geographic region for eFinancialCareers with substantial growth from the Middle East and Asia Pacific, markets which we entered into more recently.

Cost of Revenues

	Three months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Cost of revenues	$2,484	$1,946	$538	28%
Percentage of revenues	6.2%	5.7%

Our cost of revenues for the three months ended June 30, 2008 were $2.5 million compared to $1.9 million for the same period in 2007, an increase of $538,000, or 28%. An increase in cost of revenues was experienced at DCS Online of $345,000, primarily due to an increase in software subscription costs needed to maintain our websites. Additionally, there was an increase in costs as a result of an increase in the number of network operations and customer support personnel we employed, which was needed in order to support an increase in the number of customers, user activity and compliance activity. Cost of revenues in the eFinancialCareers segment increased by $74,000 due to both an increase in salaries and benefits for customer support and operations personnel. Additionally, cost of revenues at Targeted Job Fairs increased $100,000 due to an increase in the number and type of job fairs conducted.

Product Development Expenses

	Three months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Product development	$1,172	$982	$190	19%
Percentage of revenues	2.9%	2.9%

Product development expenses for the three months ended June 30, 2008 were $1.2 million compared to $982,000 for the same period of 2007, an increase of $190,000, or 19%. The majority of the increase related to consulting costs and salaries and benefit costs for the product development teams of our Dice and eFinancialCareers sites.

Sales and Marketing Expenses

	Three months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Sales and marketing	$15,895	$13,797	$2,098	15%
Percentage of revenues	39.5%	40.2%

Sales and marketing expenses for the three months ended June 30, 2008 were $15.9 million compared to $13.8 million for the same period in 2007, an increase of $2.1 million, or 15%.

Advertising and other marketing costs for the U.S. businesses totaled $9.3 million for the three month period ended June 30, 2008 compared to $7.8 million for the same period in 2007, an increase of $1.4 million, or 19%. This increase was primarily due to an increase in our online advertising spending, including our new brand awareness initiatives, regional marketing programs, direct mail and email campaigns. As our revenues have grown, we have increased our advertising spending.

In the case of Dice.com, approximately 75% of our advertising and marketing spending is focused on increasing the number of professionals who visit Dice.com and their levels of activity on the website. We have increased the amount we spend on online media, particularly paid search programs, in order to drive more traffic to the website and we continue to spend on technology-focused websites. Additionally, we began brand awareness campaigns during the three months ended June 30, 2008. We also continued radio advertising campaigns and increased our visibility at job seeker events in targeted markets. We have also increased the amount of spending on maintaining the loyalty of existing professionals who already use the website.

We have increased the amount we spend to reach employers and recruiters who pay to use our website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. This marketing effort has helped result in an increase in net recruitment package customers. Net recruitment package customers were approximately 8,950 at June 30, 2008 compared to 8,800 at June 30, 2007.

The salaries, commissions, and benefits component of sales and marketing expense for Dice amounted to $3.7 million for the three months ended June 30, 2008, which was consistent with the costs during the same period in 2007.

For the eFinancialCareers segment, we increased overall marketing expense by $353,000 from $1.2 million for the three month period ended June 30, 2007 to $1.6 million for the three month period ended June 30, 2008. The increase was to elevate eFinancialCareers’ exposure in the less penetrated markets of Continental Europe, Asia, and the Middle East, and to support traffic growth across all markets. Sales costs for eFinancialCareers outside of North America increased $195,000 primarily due to increased commissions driven by higher sales during the three month period ended June 30, 2008 as compared to the same period in 2007.

General and Administrative Expenses

	Three months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
General and administrative	$5,363	$4,411	$952	22%
Percentage of revenues	13.3%	12.8%

General and administrative expenses for the three months ended June 30, 2008 were $5.4 million compared to $4.4 million for the same period in 2007, an increase of $952,000, or 22%. An increase in stock-based compensation of $220,000 was experienced due to the additional expense for options and restricted stock issued after June 30, 2007. Dice also experienced an increase in professional fees of $90,000 and additional other costs of being a public company of approximately $288,000, and in the provision for doubtful accounts of approximately $85,000. Increased costs of being a public company include insurance, audit fees, and investor relations and internal audit personnel. General and administrative expense for eFinancialCareers increased by $187,000 from the three month period ended June 30, 2007 to the three month period ended June 30, 2008. The increase was primarily due to higher rent expense due to moving to new office space. The remainder of the increase is due to salary increases for executives, finance and administrative professionals, and other miscellaneous office costs.

Depreciation

	Three months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Depreciation	$958	$702	$256	36%
Percentage of revenues	2.4%	2.0%

Depreciation expense for the three month period ended June 30, 2008 was $958,000 compared to $702,000 for the same period in 2007, an increase of $256,000, or 36%. The increase was due to a greater depreciable fixed asset balance during the three month period ended June 30, 2008 compared to the same period in 2007 as a result of continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Three months ended June 30,
	2008	2007	(Decrease)	Percent Change
	(in thousands, except percentages)
Amortization	$4,237	$4,773	$(536)	(11)%
Percentage of revenues	10.5%	13.9%

Amortization expense for the three month period ended June 30, 2008 was $4.2 million compared to $4.8 million for the same period in 2007, a decrease of $536,000, or 11%. Amortization expense in the three month period ended June 30, 2008 decreased due to certain intangible assets from the eFinancialCareers Acquisition becoming fully amortized in the last half of 2007 and due to the $2.9 million write-off of intangible assets of JobsintheMoney.com in the fourth quarter of 2007.

Operating Income

Operating income for the three months ended June 30, 2008 was $10.2 million compared to $7.8 million for the same period in 2007, an increase of $2.4 million, or 31%. The increase is primarily the result of the increase in Dice and eFinancialCareers revenues due to increases in customers and revenue per customer, partially offset by increases in operating costs.

Interest Expense

Interest expense for the three months ended June 30, 2008 was $2.5 million compared to $4.3 million for the same period in 2007, a decrease of $1.8 million, or 42%. The decrease in interest expense was due to a larger amount of borrowings outstanding in the three months ended June 30, 2007, on average, as compared to the same period in 2008 due to borrowings made under our Amended and Restated Credit Facility in March 2007, which were used to pay a dividend in March 2007 and to refinance the indebtedness outstanding under our prior credit facility. The borrowings made in March 2007 were partially paid down following our IPO in July 2007.

Interest Income

Interest income for the three months ended June 30, 2008 was $492,000 compared to $82,000 for the same period in 2007, an increase of $410,000. The increase in interest income was due to larger cash and marketable securities balances in the three months ended June 30, 2008, on average, as compared to the same period in 2007. The increased cash balance was due to cash generated from operations and cash from our IPO.

Other Income (Expense)

During the three month period ended June 30, 2008, we determined that our interest rate swap agreement covering $60.0 million notional amount of borrowings was not effective under hedge accounting rules. In addition, a portion of the interest rate swap agreement covering $20.0 million notional amount of borrowings continues to be treated as partially ineffective under hedge accounting rules. Therefore, we have recorded the ineffective portion of the change in fair value of the swaps to other income, totaling income of $1.2 million for the three months ended June 30, 2008.

Income Taxes

	Three months ended June 30,
	2008	2007
	(in thousands, except percentages)
Income from continuing operations before income taxes	$9,337	$3,536
Income tax expense (benefit)	1,786	1,689
Effective tax rate	19.1%	47.8%

The effective income tax rate for the three month period ended June 30, 2008 was 19.1% compared to 47.8% for the same period in 2007. The decrease from the prior period was mostly due to a $1.3 million tax benefit recognized during the three month period ended June 30, 2008 related to the impact of our determination that we expect our foreign earnings to be indefinitely invested, along with 2007 including a larger provision for uncertain tax positions. We expect our quarterly effective tax rate to approximate 37% in future periods.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals, and Dice India, our interest in a joint venture with CyberMedia. All significant business activities of MeasureUp ceased on March 30, 2007. We sold our interest in the CyberMedia Dice joint venture in January 2008. Accordingly, the results of operations from these segments are reflected as discontinued operations for all periods presented. There was no income from discontinued operations, net of tax, for the three month period ended June 30, 2008. There was a loss of $234,000 for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues

	Six months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Revenues
DCS Online	$54,496	$48,584	$5,912	12%
eFinancialCareers	19,701	11,642	8,059	69%
Other	5,653	4,521	1,132	25%

Total revenues	$79,850	$64,747	$15,103	23%

Our revenues were $79.9 million for the six months ended June 30, 2008 compared to $64.7 million for the same period in 2007, an increase of $15.1 million, or 23%. This increase can be attributed to growth at both eFinancialCareers and DCS Online. We experienced organic growth in the DCS Online segment of $5.9 million, or 12%, due to successful marketing efforts leading to new customers and an increase in revenues from existing customers. Existing customer revenue growth arose from increases the number of individual users of our databases and pricing of our products. Our recruitment package customers increased from approximately 8,800 at June 30, 2007 to approximately 8,950 at June 30, 2008. Average revenue per recruitment package customer increased by approximately 3.4% from the six months ended June 30, 2007 to the six months ended June 30, 2008. We experienced growth in the eFinancialCareers segment of $8.1 million, or 69%, as a result of increasing the number of customers using our sites and the pricing of our services. We saw growth in each geographic region for eFinancialCareers with substantial growth from the Middle East and Asia Pacific, markets which we entered into more recently.

Cost of Revenues

	Six months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Cost of revenues	$4,901	$3,772	$1,129	30%
Percentage of revenues	6.1%	5.8%

Our cost of revenues for the six months ended June 30, 2008 were $4.9 million compared to $3.8 million for the same period in 2007, an increase of $1.1 million, or 30%. An increase in cost of revenues was experienced at DCS Online of $654,000, primarily due to an increase in software subscription costs needed to maintain our websites. Additionally, there was an increase in costs as a result of an increase in the number of network operations and customer support personnel we employed, which was needed in order to support an increase in the number of customers, user activity and compliance activity. Cost of revenues in the eFinancialCareers segment increased by $184,000 due to both an increase in salaries and benefits for customer support and operations personnel. Additionally, cost of revenues in the Other segment increased by $178,000 for Targeted Job Fairs due to an increase in the number and type of job fairs conducted, and $130,000 for the eFinancialCareers site in the United States.

Product Development Expenses

	Six months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Product development	$2,344	$1,962	$382	19%
Percentage of revenues	2.9%	3.0%

Product development expenses for the six months ended June 30, 2008 were $2.3 million compared to $2.0 million for the same period of 2007, an increase of $382,000, or 19%. The increase related to consulting costs and salaries and benefit costs for the product development team in the United States of $287,000. Product development costs in the eFinancialCareers segment increased $93,000 due to consulting costs and salaries costs for the product development team focusing on the eFinancialCareers websites.

Sales and Marketing Expenses

	Six months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Sales and marketing	$30,801	$27,011	$3,790	14%
Percentage of revenues	38.6%	41.7%

Sales and marketing expenses for the six months ended June 30, 2008 were $30.8 million compared to $27.0 million for the same period in 2007, an increase of $3.8 million, or 14%.

Advertising and other marketing costs for the U.S. businesses totaled $16.9 million for the six month period ended June 30, 2008 compared to $15.2 million for the same period in 2007, an increase of $1.7 million, or 11%. This increase was primarily due to an increase in our online advertising spending, including our new brand awareness initiatives, direct mail and email campaigns, a radio advertising campaign, and branding awareness campaigns we conducted during the six months ended June 30, 2008. As our revenues have grown, we have increased our advertising spending.

In the case of Dice.com, approximately 75% of our advertising and marketing spending is focused on increasing the number of professionals who visit Dice.com and their levels of activity on the website. We have increased the amount we spend on online media, particularly paid search programs, in order to drive more traffic to the website and we continue to spend on technology-focused websites. Additionally, we began brand awareness campaigns, radio advertising campaigns and increased our visibility at targeted job seeker events in certain markets during the six months ended June 30, 2008. We have also increased the amount of spending on maintaining the loyalty of existing professionals who already use the website.

We have increased the amount we spend to reach employers and recruiters who pay to use our website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. This marketing effort has helped result in an increase in net recruitment package customers during the six month period ended June 30, 2008 of approximately 250 from approximately 8,700 at December 31, 2007 to approximately 8,950 at June 30, 2008. Net recruitment package customers were approximately 8,800 at June 30, 2007.

The salaries, commissions, and benefits component of sales and marketing expense for Dice amounted to $7.7 million for the six months ended June 30, 2008, which was an increase $175,000 from the same period in 2007. The increase is primarily due to an increase in sales and marketing personnel of approximately twelve people.

For the eFinancialCareers segment, we increased overall marketing expense by $1.4 million from $2.1 million for the six month period ended June 30, 2007 to $3.5 million for the six month period ended June 30, 2008. The increase was to elevate eFinancialCareers’ exposure in the less penetrated markets of Continental Europe, Asia, and the Middle East, and to support traffic growth across all markets. Sales costs for eFinancialCareers outside of North America increased $419,000 primarily due to increased commissions driven by higher sales during the six month period ended June 30, 2008 as compared to the same period in 2007.

General and Administrative Expenses

	Six months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
General and administrative	$10,912	$8,360	$2,552	31%
Percentage of revenues	13.7%	12.9%

General and administrative expenses for the six months ended June 30, 2008 were $10.9 million compared to $8.4 million for the same period in 2007, an increase of $2.6 million, or 31%. The domestic businesses experienced an increase in general and administrative expenses of $1.9 million in the six months ended June 30, 2008 as compared to the same period in the prior year. An increase in stock-based compensation of $943,000 was experienced due to the additional expense for options and restricted stock issued after June 30, 2007 and due to the reduction in the strike price of stock options in March 2007. We also experienced an increase in professional fees of $187,000 and additional other costs of being a public company of approximately $741,000. Increased costs of being a public company include insurance, audit fees, and investor relations and internal audit personnel. General and administrative expense for eFinancialCareers increased by $624,000 from the first half of 2007 to the first half of 2008. The increase was primarily from higher rent expense due to moving to new office space and an increase in the provision for doubtful accounts, which aligns with eFinancialCareers’ revenue growth.

Depreciation

	Six months ended June 30,
	2008	2007	Increase	Percent Change
	(in thousands, except percentages)
Depreciation	$1,821	$1,321	$500	38%
Percentage of revenues	2.3%	2.0%

Depreciation expense for the six month period ended June 30, 2008 was $1.8 million compared to $1.3 million for the same period in 2007, an increase of $500,000, or 38%. The increase was due to a greater depreciable fixed asset balance during the six month period ended June 30, 2008 compared to the same period in 2007 as a result of continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Six months ended June 30,
	2008	2007	(Decrease)	Percent Change
	(in thousands, except percentages)
Amortization	$8,479	$10,001	$(1,522)	(15)%
Percentage of revenues	10.6%	15.4%

Amortization expense for the six month period ended June 30, 2008 was $8.5 million compared to $10.0 million for the same period in 2007, a decrease of $1.5 million, or 15%. Amortization expense in the six month period ended June 30, 2008 decreased due to certain intangible assets from the eFinancialCareers Acquisition becoming fully amortized in the last half of 2007 and due to the $2.9 million write-off of intangible assets of JobsintheMoney.com in the fourth quarter of 2007.

Operating Income

Operating income for the six months ended June 30, 2008 was $20.6 million compared to $12.3 million for the same period in 2007, an increase of $8.3 million, or 67%. The increase is primarily the result of the increase in Dice and eFinancialCareers revenues driven by increases in customers and revenue per customer, lower amortization expense, partially offset by increases in operating costs.

Interest Expense

Interest expense for the six months ended June 30, 2008 was $5.2 million compared to $6.6 million for the same period in 2007, a decrease of $1.4 million, or 21%. The decrease in interest expense was due to a larger amount of borrowings outstanding in the six months ended June 30, 2007, on average, as compared to the same period in 2008. We made borrowings under our Amended and Restated Credit Facility in March 2007, which were used to pay a dividend in March 2007 and to refinance the indebtedness outstanding under our prior credit facility. A portion of the March 2007 borrowings were repaid with proceeds from our IPO in July 2007.

Interest Income

Interest income for the six months ended June 30, 2008 was $974,000 compared to $156,000 for the same period in 2007, an increase of $818,000. The increase in interest income was due to larger cash and marketable securities balances in the six months ended June 30, 2008, on average, as compared to the same period in 2007. The increased cash balance was due to cash generated from operations and cash from our IPO.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2008 totaled an expense of $1.1 million. During the first quarter, we determined that our two interest rate swaps covering $80.0 million notional amount of borrowings did not initially qualify for hedge accounting based on our hedging policy and the timing of our effectiveness tests. On March 18, 2008, we amended our hedging policy and performed new effectiveness tests, which resulted in the interest rate swaps qualifying for hedge accounting treatment as of that date. A one-time non-cash charge of approximately $2.3 million was recorded reflecting the change in fair value of the two swaps from inception to March 18, 2008. Offsetting this charge is income of $1.2 million related to the change in fair value of the interest rate swaps. We determined our interest rate swap agreement covering $60.0 million notional amount of borrowings was not effective under hedge accounting rules during the three month period ended June 30, 2008. In addition, a portion of the interest rate swap agreement covering $20.0 million notional amount of borrowings continues to be treated as partially ineffective under hedge accounting rules.

Income Taxes

	Six months ended June 30,
	2008	2007
	(in thousands, except percentages)
Income from continuing operations before income taxes	$15,289	$5,836
Income tax expense (benefit)	3,972	782
Effective tax rate	26.0%	13.4%

The effective income tax rate for the six month period ended June 30, 2008 was 26.0% compared to 13.4% for the same period in 2007. The increase from the prior period was primarily due to the $1.6 million tax benefit recognized in the first quarter of 2007 related to the $4.6 payment made to the holders of vested stock options in lieu of dividends. This increase was partially offset by the $1.3 million tax benefit recognized in the second quarter of 2008 related to the impact of our determination that we expect our foreign earnings to be indefinitely invested. We expect our quarterly effective tax rate to approximate 37% in future periods.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals, and Dice India, our interest in a joint venture with CyberMedia. All significant business activities of MeasureUp ceased on March 30, 2007. We sold our interest in the CyberMedia Dice joint venture in January 2008. Accordingly, the results of operations from these segments are reflected as discontinued operations for all periods presented. Income from discontinued operations, net of tax, for the six month period ended June 30, 2008 was $519,000 compared to $4.4 million for the same period in 2007. The income for the six months ended June 30, 2007 resulted from a tax benefit of $5.5 million related to a worthless stock deduction taken upon the abandonment of MeasureUp.

Liquidity and Capital Resources

We have shown our cash flows for the six month periods ended June 30, 2008 and 2007 in the table below.

	Six months ended June 30,
	2008	2007
	(in thousands)
Cash provided by operating activities of continuing operations	$37,039	$27,404
Cash used in investing activities of continuing operations	(17,678)	(1,556)
Cash used in financing activities of continuing operations	(3,045)	(24,370)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, loss on interest rate hedges, and for the effect of changes in working capital. Net cash provided by operating activities was $37.0 million and $27.4 million for the six month periods ended June 30, 2008 and 2007, respectively. The increase in cash provided by operating activities during these periods was primarily due to an increase in operating cash receipts from increased sales during the period. Additionally, there was an increase in accounts payable and accrued expenses, primarily related to the timing of payments. There was also an increase in income taxes payable due to becoming a cash tax payer as the our net operating losses become fully utilized.

Investing Activities

Cash used for investing activities during the six month period ended June 30, 2008 of $17.7 million was primarily attributable to purchases of marketable securities and capital expenditures. Cash used for investing activities during the six month period ended June 30, 2007 of $1.6 million primarily consisted of capital expenditures. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash used for financing activities during the six month period ended June 30, 2008 of $3.0 million related primarily to payments required under our credit facility. Cash used in financing activities during the six month period ended June 30, 2007 of $24.4 million was due to dividends paid and cash payments in lieu of dividends totaling $112.5 million, payments under our credit facility of $22.0 million, payments for financing costs of $2.2 million, offset by proceeds from our Amended and Restated Credit Facility of $113.0 million.

Amended and Restated Credit Facility

On March 21, 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature on March 21, 2012. Quarterly payments of $250,000 on the term loan were due beginning on October 1, 2007, and we made our first payment in September 2007. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility. A principal payment of $2.1 million was made in March 2008 on the term loan facility to satisfy the requirement that a portion of excess cash flow, as defined in the Amended and Restated Credit Facility, be applied as a prepayment.

Immediately prior to entering into the Amended and Restated Credit Facility, we had $81.0 million outstanding under our prior facility. On March 21, 2007, we borrowed an additional $113.0 million under the Amended and Restated Credit Facility, resulting in total borrowings of $194.0 million. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either a LIBOR rate plus 3.25% or a reference rate plus 1.75%. We used a portion of the net proceeds received from our IPO on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. Borrowings at June 30, 2008 included $121.7 million under our term loan facility. Cash and marketable securities as of June 30, 2008 totaled approximately $90.3 million.

Our existing and future domestic subsidiaries unconditionally guaranteed our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the individual assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants, including a senior leverage ratio, fixed charge coverage ratio, and a minimum adjusted EBITDA. We were in compliance with all such covenants as of June 30, 2008.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of June 30, 2008:

	Payments by period
	Total	July 1, 2008 - December 31, 2008	2009-2010	2011-2012	Thereafter
	(in thousands)
Term loan facility	$121,700	$250	$2,000	$119,450	$—
Operating lease obligations	3,617	565	1,882	1,170	—

Total contractual obligations	$125,317	$815	$3,882	$120,620	$—

We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2008, we had $121.7 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. See Note 5 “Indebtedness” in our condensed consolidated financial statements for additional information related to the Amended and Restated Credit Facility.

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate and due to the short-term length of our borrowings. We have fixed the rate on $80.0 million of our LIBOR based debt through the interest rate swaps described below. Assuming our fixed rate on the amounts covered by the swaps and a rate of 6.25% on the portion of debt that is not fixed by a swap, interest payments on our term loan facility for the remainder of 2008, 2009-2010, 2011-2012, would be $4.2 million, $15.8 million, and $9.3 million, respectively and none thereafter.

In December 2007, we entered into an interest rate swap agreement which effectively fixes the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, we entered into an interest rate swap agreement which effectively fixes the interest rate on an additional $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position 157-2: Effective Date of FASB Statement No. 157 (“FSP 157-2”) delayed the implementation of SFAS 157 for certain nonfinancial assets and liabilities. We partially adopted SFAS 157 in the first quarter of 2008. The adoption did not have an impact on our consolidated financial statements. We did not adopt SFAS 157 as it relates to goodwill and other intangible assets due to the delay allowed by FSP 157-2. SFAS 157 was adopted for interest rate hedge assets and liabilities. These assets and liabilities are valued using observable inputs from a third party provider. The standard was also adopted for marketable securities. Marketable securities are valued using quoted prices in the market. The assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2008 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at June 30, 2008
Interest rate hedge asset	$—	$243	$—	$243
Interest rate hedge liability	—	767	—	767
Marketable securities	15,600	—	—	15,600

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

Foreign Exchange Risk

We conduct business in 14 markets outside of the United States, in five languages across Europe, Asia, and Canada using the eFinancialCareers name. Approximately 25% of our revenues were earned outside the United States and collected in local currency during the six month period ended June 30, 2008. We are subject to risk for exchange rate fluctuations between such local currencies and the dollar. We currently do not hedge currency risk, but we expect to do so in the future. However, our Amended and Restated Credit Facility places limitations on our ability to hedge currency risk.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2008 and December 31, 2007 our translation adjustment, net of tax, totaled $4.7 million and $3.1 million, respectively. The change is primarily attributable to the strengthening of the Euro against the British Pound.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either the LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of June 30, 2008, we had outstanding borrowings of $121.7 million under our Amended and Restated Credit Facility. We have fixed the rate on $80.0 million of our LIBOR based debt through interest rate swaps described below. If interest rates increased by 1.0%, interest expense for the remainder of 2008 on our current borrowings would increase by approximately $209,000. We also have interest rate risk related to our portfolio of marketable securities. Our marketable securities will produce less income than expected if market interest rates fall.

In December 2007, we entered into an interest rate swap agreement which effectively fixes the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, we entered into an interest rate swap agreement which effectively fixes the interest rate on and additional $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in disputes or litigation related to claims arising out of our operations. We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Our annual meeting of stockholders was held on June 18, 2008.

Each of the three nominees for election to the Board – Peter R. Ezersky, David S. Gordon and David C. Hodgson – was elected to serve for a three-year term. The results of the voting follows:

Nominee	For	Withheld
Peter R. Ezersky	58,599,113	55,191

David S. Gordon	58,627,403	26,901

David C. Hodgson	58,599,013	55,291

The three directors elected at the annual meeting of stockholders are Class I directors (with a term expiring in 2011). Anton J. Levy and Jeffrey S. Nordhaus continue to serve as Class II directors (with a term expiring in 2009). John W. Barter, Scot W. Melland and William W. Wyman continue to serve as Class III directors (with a term expiring in 2010).

The proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008 was approved. The results of the voting:

For:	58,609,566

Against:	44,132

Abstain:	606

Broker non-votes:	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DICE HOLDINGS, INC.
Registrant
DATE: July 28, 2008

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