Form 10-Q
period 2008-09-30
DICE HOLDINGS, INC.
filed 2008-10-30
CIK 1393883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 24, 2008, 62,209,853 shares of common stock (“Common Stock”) of the Registrant were outstanding.

DICE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands except share and per share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$70,317	$57,525
Marketable securities	8,289	150
Accounts receivable, net of allowance for doubtful accounts of $1,448 and $1,631	11,911	19,112
Deferred income taxes - current	5,386	13,750
Prepaid and other current assets	2,159	2,582
Current assets of discontinued operations	—	195

Total current assets	98,062	93,314
Fixed assets, net	5,968	5,768
Acquired intangible assets, net	64,848	78,572
Goodwill	154,454	159,773
Deferred financing costs, net of accumulated amortization of $1,877 and $1,252	2,916	3,541
Other assets	299	484
Non-current assets of discontinued operations	—	135

Total assets	$326,547	$341,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,654	$11,971
Deferred revenue	44,854	46,230
Current portion of long-term debt	1,000	2,850
Income taxes payable	5,154	3,697
Current liabilities of discontinued operations	—	1,404

Total current liabilities	63,662	66,152
Long-term debt	99,300	121,550
Deferred income taxes - non-current	19,184	26,256
Interest rate hedge liability	649	—
Other long-term liabilities	6,555	7,002

Total liabilities	189,350	220,960

Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $.01 par value, authorized 240,000,000 shares; issued and outstanding: 62,209,853 and 62,172,690 shares, respectively	622	622
Additional paid-in capital	224,852	220,222
Accumulated other comprehensive income (loss)	(3,137)	3,130
Accumulated deficit	(85,140)	(103,347)

Total stockholders’ equity	137,197	120,627

Total liabilities and stockholders’ equity	$326,547	$341,587

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$39,642	$38,089	$119,492	$102,836

Operating expenses:
Cost of revenues	2,558	2,443	7,459	6,215
Product development	1,183	1,178	3,527	3,140
Sales and marketing	14,350	13,469	45,151	40,480
General and administrative	5,362	5,213	16,274	13,573
Depreciation	965	827	2,786	2,148
Amortization of intangible assets	4,186	4,661	12,665	14,662

Total operating expenses	28,604	27,791	87,862	80,218

Operating income	11,038	10,298	31,630	22,618
Interest expense	(2,441)	(3,387)	(7,609)	(10,027)
Interest income	528	371	1,502	527
Other income (expense)	135	—	(974)	—

Income from continuing operations before income taxes	9,260	7,282	24,549	13,118
Income tax expense	2,889	2,779	6,861	3,561

Income from continuing operations	6,371	4,503	17,688	9,557

Discontinued operations:
Income (loss) from discontinued operations	—	(460)	519	(1,301)
Income tax benefit from discontinued operations	—	154	—	5,310
Minority interest in net loss of subsidiary	—	—	—	121

Income (loss) from discontinued operations, net of tax	—	(306)	519	4,130

Net income	6,371	4,197	18,207	13,687
Convertible preferred stock dividends	—	—	—	(107,718)

Income (loss) attributable to common stockholders	$6,371	$4,197	$18,207	$(94,031)

Basic earnings (loss) per share:
From continuing operations	$0.10	$0.07	$0.28	$(5.82)
From discontinued operations	—	(0.01)	0.01	0.24

	$0.10	$0.06	$0.29	$(5.58)

Diluted earnings (loss) per share:
From continuing operations	$0.10	$0.07	$0.27	$(5.82)
From discontinued operations	—	—	0.01	0.24

	$0.10	$0.07	$0.28	$(5.58)

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows provided by operating activities:
Net income	$18,207	$13,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,786	2,148
Amortization of intangible assets	12,665	14,662
Deferred income taxes	1,422	(1,496)
Gain on sale of joint venture	(611)	—
Amortization of deferred financing costs	625	538
Share based compensation	4,167	2,920
Loss on interest rate hedges	974	—
Changes in operating assets and liabilities:
Accounts receivable	6,585	(1,420)
Prepaid expenses and other assets	(359)	(1,362)
Accounts payable and accrued expenses	1,422	(683)
Income taxes payable	2,993	59
Deferred revenue	(751)	9,288
Other, net	58	(150)

Net cash provided by operating activities of continuing operations	50,183	38,191

Cash flows provided by (used for) investing activities:
Purchases of fixed assets	(3,043)	(2,572)
Purchases of marketable securities	(49,197)	(200)
Maturities and sales of marketable securities	40,988	400
Other, net	—	(32)

Net cash used for investing activities of continuing operations	(11,252)	(2,404)

Cash flows provided by (used for) financing activities:
Proceeds from long-term debt	—	113,000
Payments on long-term debt	(24,100)	(77,300)
Dividends paid on convertible preferred stock	—	(107,718)
Dividends paid on common stock	—	(180)
Payments to holders of vested stock options in lieu of dividends	—	(4,602)
Financing costs paid	—	(2,246)
Proceeds from initial public offering	—	81,003
Payment of costs related to initial public offering	(354)	(1,437)
Proceeds from stock option exercises	58	89
Other	—	(175)

Net cash provided by (used for) financing activities of continuing operations	(24,396)	434

Net cash provided by (used for) operating activities of discontinued operations	(409)	583
Net cash used for investing activities of discontinued operations	—	(6)

Net cash provided by (used for) discontinued operations	(409)	577
Effect of exchange rate changes	(1,334)	154

Net change in cash and cash equivalents for the period	12,792	36,952
Cash and cash equivalents, beginning of period	57,525	5,684

Cash and cash equivalents, end of period	$70,317	$42,636

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007 that are included in the Company’s Annual Report on Form 10-K. Operating results for the three month or nine month periods ended September 30, 2008 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first nine months of 2008.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position 157-2: Effective Date of FASB Statement No. 157 (“FSP 157-2”) delayed the implementation of SFAS 157 for certain non-financial assets and liabilities. The Company partially adopted SFAS 157 in the first quarter of 2008. The adoption did not have an impact on the Company’s consolidated financial statements. The Company did not adopt SFAS 157 as it relates to goodwill and other intangible assets due to the delay allowed by FSP 157-2. SFAS 157 was adopted for interest rate hedge assets and liabilities. These assets and liabilities are valued using observable inputs from a third party provider. The standard was also adopted for marketable securities. Marketable securities are valued using quoted prices in the market. The assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2008 (in thousands):

	Fair Value Measurements Using			Total as of September 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate hedge asset	$—	$120	$—	$120
Interest rate hedge liability	—	649	—	649
Marketable securities	8,289	—	—	8,289

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS 141R”), Business Combinations and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. These statements change the accounting for business combinations and noncontrolling interests (minority interests in current U.S. GAAP) including requiring more assets acquired and liabilities assumed to be measured at fair value, requiring liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, requiring the acquirer in preacquisition periods to expense all acquisition-related costs and requiring noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Both statements are to be applied prospectively and will be adopted by the Company on January 1, 2009. The standards have no impact to the Company’s financial statements in 2008.

3. DISCONTINUED OPERATIONS

MeasureUp—The Company provided certification test preparation and assessment products for technology professionals through its subsidiary, MUP, Inc. (formerly known as MeasureUp, Inc.) (“MeasureUp”). In February 2007, the Company decided to abandon the MeasureUp business after assessing the long-term economic viability of MeasureUp in light of its projected operating losses, the lack of an operational or strategic fit with the Company’s core business, and after unsuccessfully attempting to sell the business. All significant business activities of MeasureUp were ceased on March 30, 2007. Accordingly, the Company reflects the related assets, liabilities, and results of operations from this segment as discontinued operations for the nine month period ended September 30, 2007. Expenses that are not directly identified to MeasureUp or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations. Summary results of operations for the former MeasureUp operating segment prior to ceasing operations were as follows (in thousands):

Nine Months Ended September 30, 2007
Revenues	$835
Operating expenses:
Cost of revenues	173
Product development	600
Sales and marketing	288
General and administrative	332
Depreciation	16
Other income	(331)

Total operating expenses	1,078

Operating income (loss)	(243)
Income tax benefit	4,887

Income from discontinued operations	$4,644

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$—	$119	$37	$412
Operating expenses:
Cost of revenues	—	60	14	203
Sales and marketing	—	353	40	916
General and administrative	—	140	75	273
Depreciation	—	26	—	78

Total operating expenses	—	579	129	1,470

Operating loss	—	(460)	(92)	(1,058)
Gain on sale of joint venture	—	—	611	—
Income tax benefit	—	154	—	423

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Minority interest in net loss of subsidiary	—	—	—	121

Income (loss) from discontinued operations	$—	$(306)	$519	$(514)

4. MARKETABLE SECURITIES

The Company’s marketable securities are comprised of U.S. government and agency securities and corporate debt securities with readily determinable quoted market values. Marketable securities are classified and accounted for as available-for-sale and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders’ equity. If management determines that an unrealized loss is other-than-temporary, such loss will be charged to the statement of operations. There were no other-than-temporary charges during the three months and nine months ended September 30, 2008 or 2007. The following tables summarize the Company’s marketable securities as of September 30, 2008 and December 31, 2007 (in thousands):

	As of September 30, 2008
	Maturity	Gross Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
U.S. Government agencies	within one year	$6,395	$(19)	$6,376
U.S. Government agencies	1 - 5 years	1,915	(2)	1,913

		$8,310	$(21)	$8,289

	As of December 31, 2007
	Maturity	Gross Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Corporate debt securities	within one year	$49	$1	$50
U.S. Government agencies	within one year	100	—	100

		$149	$1	$150

5. ACQUIRED INTANGIBLE ASSETS, NET

Below is a summary of the major acquired intangible assets and weighted average amortization periods for the acquired identifiable intangible assets (in thousands). The impairment relates to the reduction in the carrying value of the intangible assets of JobsintheMoney that was recorded in the fourth quarter of 2007.

	As of September 30, 2008
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$(9,383)	$47	$3,084	3.75 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	6,400	(2,830)	(66)	3,504	5 years
Customer lists	36,361	(21,178)	(28)	15,155	4.5 years
Candidate database	17,440	(13,350)	15	4,105	3.75 years

Acquired intangible assets, net	$111,621	$(46,741)	$(32)	$64,848

	As of December 31, 2007
	Acquired Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,700	$(6,926)	$149	$(280)	$5,643	3.75 years
Trademarks and brand names—Dice	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,600	(1,888)	292	(1,200)	4,804	5 years
Customer lists	36,700	(15,222)	529	(339)	21,668	4.5 years
Order backlog	2,000	(2,037)	37	—	—	.5 years
Candidate database	18,500	(10,050)	67	(1,060)	7,457	3.75 years
Leasehold interests	154	(162)	8	—	—	3 years

Acquired intangible assets, net	$116,654	$(36,285)	$1,082	$(2,879)	$78,572

Based on the carrying value of the acquired finite–lived intangible assets recorded as of September 30, 2008, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

October 1, 2008 through December 31, 2008	$4,127
2009	14,148
2010	6,667
2011	906
2012	—

6. INDEBTEDNESS

On March 21, 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility” or “Agreement”), resulting in total borrowings of $194.0 million. The Amended and Restated Credit Facility provides for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, and matures on March 21, 2012. The Company began making mandatory quarterly payments of $250,000 on the term loan facility in September 2007. A principal payment of $2.1 million was made in March 2008 on the term loan facility to satisfy the requirement that a portion of excess cash flow, as defined in the Agreement, be applied as a prepayment. A principal payment of $21.4 million on the term loan facility was made in September 2008. Additionally, a principal payment of $18.5 million on the term loan facility was made in October 2008. Payments of principal on the term loan facility result in permanent reductions to that facility. The borrowing capacity of the revolving credit facility is reduced by reserves against our interest rate swaps, which are determined by the swap counterparty. Borrowings under the Agreement bear interest, at the Company’s option, at the LIBOR rate plus 3.25% or reference rate plus 1.75%. The Amended and Restated Credit Facility contains certain financial and other covenants. The Company was in compliance with all such covenants as of September 30, 2008.

The amounts borrowed and terms of the financing agreement as of September 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
Maximum available under revolving credit facility	$72,750	$75,000
Maximum available under term loan facility	$100,300	$124,400
Amounts Borrowed:
LIBOR rate loans	$80,000	$108,400
Reference rate loans	20,300	16,000

Total borrowed	$100,300	$124,400

	September 30, 2008	December 31, 2007
Interest Rates:
LIBOR Option:
Interest margin	3.25%	3.25%
Minimum LIBOR rate	3.00%	3.00%
Actual interest rates	6.25%	8.03% to 8.49%
Reference Rate Option:
Interest margin	1.75%	1.75%
Minimum reference rate	6.00%	6.00%
Actual interest rate	7.75%	9.00%

Future maturities as of September 30, 2008 are as follows (in thousands):

October 1 to December 31, 2008	$250
2009	1,000
2010	1,000
2011	1,000
2012	97,050

Total minimum payments	$100,300

In December 2007, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which effectively fixes the interest rate on an additional $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. The Company determined the two interest rate swaps did not qualify for hedge accounting under Statement of Financial Standards No. 133 (“SFAS 133”), Accounting for Derivatives, as amended, at inception of the swaps based on the Company’s hedging policy and the timing of its effectiveness tests. On March 18, 2008, the Company amended its hedging policy and performed new effectiveness tests, which resulted in the interest rate swaps qualifying for hedge accounting treatment under SFAS 133 as of that date. A one-time non-cash pre-tax charge of $2.3 million was included as other expense in the condensed consolidated statement of operations for the three month period ended March 31, 2008. Following the qualification of hedge accounting on March 18, 2008, the change in the fair value of the interest rate swaps was recorded to other comprehensive income in equity, with any ineffective portion being recorded to the condensed consolidated statement of operations. During June 2008, the $60.0 million swap became ineffective primarily due to the 3.00% minimum LIBOR rate under the Amended and Restated Credit Facility as the swap itself does not contain a rate floor. Therefore, the ineffectiveness of the swap resulted in a portion of the change in fair value to be recorded as other income on the condensed consolidated statement of operations. Additionally, a portion of the $20.0 million swap was also ineffective. The ineffectiveness of both swaps resulted in other income of $135,000 and $1.3 million for the three and nine months ended September 30, 2008, respectively. The one-time charge of $2.3 million less the $1.3 million income from ineffectiveness results in expense of $974,000 reflected as other income (expense) on the condensed consolidated statements of operations for the nine month period ended September 30, 2008. The $60.0 million swap was valued at a loss of $649,000 and reflected as interest rate hedge liability on the condensed consolidated balance sheet. The $20.0 million swap was valued at a gain of $120,000 and reflected in other assets on the condensed consolidated balance sheet.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through July 2012. Future minimum lease payments under non-cancelable operating leases as of September 30, 2008 are as follows (in thousands):

October 1, 2008 to December 31, 2008	$278
2009	907
2010	866
2011	830
2012	269

Total minimum payments	$3,150

Rent expense was $309,000 and $914,000 for the three and nine month periods ended September 30, 2008, respectively, and $254,000 and $731,000 for the three and nine month periods ended September 30, 2007, respectively.

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

9. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$6,371	$4,197	$18,207	$13,687

Other comprehensive income:
Foreign currency translation adjustment, net of tax of $-, $609, $- and $1,122	(8,080)	1,422	(6,539)	2,624
Fair value adjustment on interest rate hedges, net of tax of $85 $-, $187 and $-	(54)	—	285	—
Unrealized gain (loss) on marketable securities, net of tax of $10, $1, $(7) and $2	14	3	(13)	6

Total other comprehensive income	(8,120)	1,425	(6,267)	2,630

Comprehensive income	$(1,749)	$5,622	$11,940	$16,317

Accumulated other comprehensive income consists of the following components, net of tax, (in thousands):

	As of September 30, 2008	As of December 31, 2007
Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(3,410)	$3,129
Fair value adjustment on interest rate hedges, net of tax of $160 and $-	285	—
Unrealized gain (loss) on marketable securities, net of tax of $(7) and $1	(12)	1

Total accumulated other comprehensive income, net	$(3,137)	$3,130

During the nine month period ended September 30, 2008, the Company reevaluated its strategy and determined that it expects its foreign earnings to be indefinitely invested. This determination resulted in a $1.3 million tax benefit. The tax impact on the foreign currency translation adjustment in accumulated other comprehensive income will remain at $1.3 million in the future due to this one-time tax benefit being recorded to the condensed consolidated statements of operations.

10. STOCK BASED COMPENSATION

Restricted Stock—On April 18, 2008, a total of 16,000 shares of stock were granted to two non-employee members of the Company’s Board of Directors. These shares are compensation for services as board members and the shares cannot be sold for one year from the grant date. During the three and nine month periods ended September 30, 2008, compensation cost of $32,000 and $59,000, respectively, was recorded related to these grants. An additional $70,000 of compensation cost will be recorded through the remainder of the one year vesting period. The closing price of the Company’s stock on the date of grant was used to value the grants. There was no cash flow impact resulting from the grants.

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

The Company recorded stock based compensation expense of $1.4 million and $4.1 million during the three and nine month periods ended September 30, 2008, respectively, and $1.1 million and $2.9 million during the three and nine month periods ended September 30, 2007, respectively. At September 30, 2008, there was $8.5 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
The weighted average fair value of options granted	$2.91	$—	$2.05	$1.35
Dividend yield	0.00%	—	0.00%	0.00%
Weighted average risk free interest rate	2.77%	—	2.14%	4.68%
Weighted average expected volatility	55.02%	—	47.58%	35.24%
Expected life (in years)	4.8	—	4.0	4.0

During the nine months ended September 30, 2008, the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
February 12, 2008	1,574,750	$6.65	$6.65	$—
April 17, 2008	42,500	$8.05	$8.05	$—
April 18, 2008	70,000	$8.09	$8.09	$—
July 15, 2008	14,000	$7.38	$7.38	$—
July 28, 2008	14,000	$8.45	$8.45	$—

A summary of the status of options granted as of September 30, 2008 and 2007, and the changes during the three and nine month periods then ended, is presented below:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the period	9,669,073	$2.77	8,227,467	$1.90
Granted	28,000	$7.92	—	$—
Exercised	(17,050)	$2.91	(51,927)	$1.70
Forfeited	(8,622)	$6.77	—	$

Options outstanding at September 30	9,671,401	$2.78	8,175,540	$1.90

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the period	8,038,280	$1.95	7,587,138	$2.34
Granted	1,715,250	$6.76	957,036	$6.61
Exercised	(21,163)	$2.79	(51,927)	$1.70
Forfeited	(60,966)	$5.75	(316,707)	$3.70

Options outstanding at September 30	9,671,401	$2.78	8,175,540	$1.90

Exercisable at September 30	5,286,765	$1.65	3,164,019	$1.53

There were 211,698 stock options exercised during the year ended December 31, 2007.

On March 23, 2007, the Company paid a cash dividend of $107.9 million in the aggregate, or $1.95 per share, to holders of common stock and convertible preferred stock and made a payment of $4.6 million in the aggregate, or $1.95 per vested option, to holders of vested stock options in lieu of a dividend. The Board approved reducing the strike price of the non-vested options outstanding at the date of the payment of the dividend by $1.78 in order to maintain the economic value of the options in comparison to the value those options had immediately prior to the dividend, which resulted in a reduction of the weighted average exercise price of $0.96 per option.

The following table summarizes information about options outstanding as of September 30, 2008:

Exercise Price	Options Outstanding		Options Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	3,879,877	6.9	2,313,041
$ 1.00 - $ 1.99	2,267,519	6.9	2,258,443
$ 4.00 - $ 4.99	873,134	8.1	380,839
$ 6.00 - $ 8.99	2,611,071	7.1	334,442
$ 10.00 - $ 10.99	39,800	9.2	—

	9,671,401		5,286,765

11. SEGMENT INFORMATION

The Company aggregates its operating segments into two reportable segments: DCS Online and eFinancialCareers. Management has organized its reportable segments based upon similar geographic location and similar economic characteristics. Both DCS Online and eFinancialCareers generate revenue from sales of recruitment packages. Aggregation is based on similarity of operating segments as to economic characteristics, products, types or classes of customer and the methods of distribution. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs, JobsintheMoney.com, and eFinancialCareers’s North American operations; collectively reported in the “Other” category. The Company’s foreign operations are comprised of eFinancialCareers, whose business is principally in Great Britain, Continental Europe, Middle East and Asia. The following table shows the segment information for the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
DCS Online	$27,199	$26,557	$81,695	$75,141
eFinancialCareers	9,862	8,349	29,563	19,991
Other	2,581	3,183	8,234	7,704

Total revenues	$39,642	$38,089	$119,492	$102,836

Depreciation:
DCS Online	$862	$662	$2,479	$1,858
eFinancialCareers	63	131	192	213
Other	40	34	115	77

Total depreciation	$965	$827	$2,786	$2,148

Amortization:
DCS Online	$2,778	$2,777	$8,333	$8,332
eFinancialCareers	1,230	1,462	3,799	4,865
Other	178	422	533	1,465

Total amortization	$4,186	$4,661	$12,665	$14,662

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating income:
DCS Online	$7,660	$8,132	$21,447	$20,956
eFinancialCareers	3,243	2,303	10,040	2,944
Other	135	(137)	143	(1,282)

Operating income	11,038	10,298	31,630	22,618
Interest expense	(2,441)	(3,387)	(7,609)	(10,027)
Interest income	528	371	1,502	527
Other expense	135	—	(974)	—

Income from continuing operations before income taxes	$9,260	$7,282	$24,549	$13,118

Capital expenditures:
DCS Online	$871	$342	$2,845	$1,856
eFinancialCareers	—	496	151	569
Other	22	136	47	147

Total capital expenditures	$893	$974	$3,043	$2,572

The following table shows the segment information as September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Total assets:
DCS Online	$208,229	$228,371
eFinancialCareers	99,158	94,250
Other	19,160	18,636
Assets of discontinued operations	—	330

Total assets	$326,547	$341,587

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2007 and the changes in goodwill for the nine month period ended September 30, 2008 (in thousands):

	DCS Online	eFC	Other	Total
Balance, December 31, 2007	$84,778	$58,724	$16,271	$159,773
Foreign currency translation adjustment	—	(5,319)	—	(5,319)

Balance, September 30, 2008	$84,778	$53,405	$16,271	$154,454

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. The impact of 40,214,614 weighted average shares of preferred stock and 8,175,540 common stock options were anti-dilutive in the nine month period ended September 30, 2007 and therefore were excluded from the calculation of diluted EPS. The following is a calculation of basic and diluted earnings (loss) per share and weighted average shares outstanding for continuing operations and discontinued operations (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$6,371	$4,503	$17,688	$9,557
Preferred dividend	—	—	—	(107,718)
Preferred securities participating in earnings available to common stockholders	—	(801)	—	—

Income (loss) available to common stockholders from continuing operations - basic	$6,371	$3,702	$17,688	$(98,161)

Income (loss) available to common stockholders from continuing operations - diluted	$6,371	$4,503	$17,688	$(98,161)

Income (loss) from discontinued operations	$—	$(306)	$519	$4,130
Preferred securities participating in earnings available to common stockholders	—	54	—	—

Income (loss) available to common stockholders from discontinued operations - basic	$—	$(252)	$519	$4,130

Income (loss) available to common stockholders from discontinued operations - diluted	$—	$(306)	$519	$4,130

Weighted average shares outstanding - basic	62,204	49,873	62,188	16,868
Add shares issuable upon conversion of preferred securities	—	10,794	—	—
Add shares issuable upon exercise of stock options	3,632	3,734	3,407	—

Weighted average shares outstanding - diluted	65,836	64,401	65,595	16,868

Basic earnings (loss) per share:
From continuing operations	$0.10	$0.07	$0.28	$(5.82)
From discontinued operations	—	(0.01)	0.01	0.24

	$0.10	$0.06	$0.29	$(5.58)

Diluted earnings (loss) per share:
From continuing operations	$0.10	$0.07	$0.27	$(5.82)
From discontinued operations	—	—	0.01	0.24

	$0.10	$0.07	$0.28	$(5.58)

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, and the failure to attract qualified professionals or grow the number of qualified professionals who use our websites. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should keep in mind that any forward-looking statement made by us herein, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other material information concerning us are available free of charge on the Investor Relations page of our website at www.diceholdingsinc.com.

Overview

We are a leading provider of specialized career websites for select professional communities. We target employment categories in which there is a long-term scarcity of highly skilled, highly qualified professionals relative to market demand. Our career websites serve as online marketplaces where employers and recruiters find and recruit prospective employees, and where professionals find relevant job opportunities and information to further their careers. Each of our career websites offers job postings, content, career development and recruiting services tailored to the specific needs of the professional community that it serves. Our largest websites by revenue are Dice.com, the leading career website in the United States for technology professionals, and eFinancialCareers.com, the leading global career website for financial services professionals.

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

Our Revenues and Expenses

We derive the substantial majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the postings purchased. In the United States, we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. Internationally, our job postings and access to our resume databases are often sold separately and not as a single package. We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At September 30, 2008, Dice.com had approximately 8,800 total recruitment package customers and as of the same date our other websites collectively served approximately 2,750 customers, including some customers who are also customers of Dice.com.

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

The largest components of our expenses are personnel costs and marketing and sales expenditures. Personnel costs consist of salaries, benefits, and incentive compensation for our employees, including commissions for salespeople. Personnel costs are categorized in our statements of operations based on each employee’s principal function. Marketing expenditures primarily consist of online advertising and direct mailing programs.

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

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test was performed as of August 31, 2008 resulting in no impairment. The goodwill at the other reporting units, eFinancialCareers’ international business and eFinancialCareers’ U.S. business, was the result of the eFinancialGroup Acquisition which occurred in October 2006. The annual test of impairment of goodwill from the eFinancialGroup Acquisition is performed as of October 31 by comparing the goodwill recorded from the eFinancialGroup Acquisition to the fair value of the eFinancialCareers’ international and eFinancialCareers’ U.S. reporting units.

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

We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test is performed annually as of August 31. The annual impairment test was performed as of August 31, 2008 resulting in no impairment.

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

Interest rate swaps—During the first quarter, we determined that our two interest rate swaps covering $80.0 million notional amount of borrowings did not initially qualify for hedge accounting based on our hedging policy and the timing of our effectiveness tests. On March 18, 2008, we amended our hedging policy and performed new effectiveness tests, which resulted in the interest rate swaps qualifying for hedge accounting treatment as of that date. A one-time non-cash charge of approximately $2.3 million was recorded reflecting the change in fair value of the two swaps from inception to March 18, 2008 during the three month period ended March 31, 2008. During the three month period ended June 30, 2008, we determined our interest rate swap agreement covering $60.0 million notional amount of borrowings was not effective under hedge accounting rules. Additionally, a portion of the interest rate swap agreement covering $20.0 million notional amount of borrowings continues to be treated as partially ineffective under hedge accounting rules. The ineffectiveness of the swaps resulted in other income of $135,000 and $1.3 million for the three and nine month periods ended September 30, 2008. The one-time charge of $2.3 million less the $1.3 million income from ineffectiveness results in expense of $974,000 reflected as other income (expense) on the condensed consolidated statements of operations for the nine month period ended September 30, 2008.

Debt pre-payments—During the third quarter we prepaid $21.4 million on the term loan portion of our Amended and Restated Credit Facility. Additionally, a principal payment of $18.5 million on the term loan facility was made in October 2008. As of October 24, 2008, $81.5 million is outstanding under the term loan and we have a $75.0 million revolving credit facility, which remains undrawn. Payments of principal on the term loan facility result in permanent reductions to that facility.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues

	Three months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Revenues
DCS Online	$27,199	$26,557	$642	2%
eFinancialCareers	9,862	8,349	1,513	18%
Other	2,581	3,183	(602)	(19)%

Total revenues	$39,642	$38,089	$1,553	4%

Our revenues were $39.6 million for the three months ended September 30, 2008 compared to $38.1 million for the same period in 2007, an increase of $1.6 million, or 4%. This increase can be attributed to growth at both eFinancialCareers and DCS Online. We experienced organic growth in the DCS Online segment of $642,000, or 2%, due to an increase in revenue per recruitment package customer of 1.2%. Our average recruitment package customer count during the three month period ended September 30, 2008 was consistent with the count during the comparable period in 2007. Our recruitment package customer count decreased during the three month period from approximately 8,950 at June 30, 2008 to approximately 8,800 at September 30, 2008, which, in part, resulted in a reduction in consolidated deferred revenue from $49.4 million at June 30, 2008 to $44.9 million at September 30, 2008. The reduction was driven by reduced demand given the overall economic climate in the United States.

We experienced growth in the eFinancialCareers segment of $1.5 million, or 18%, from $8.3 million in the three months ended September 30, 2007 to $9.9 million for the same period in 2008, as a result of increasing the number of customers using our sites and the pricing of our services, partially offset by the strengthening of the U.S. Dollar compared to the British Pound. We saw growth in each geographic region for eFinancialCareers with substantial growth from Asia Pacific, a market which we entered into more recently. Careers in Financial Management (“CIFM”), a brochure produced and distributed to Universities in our European markets, was distributed during September 2008 resulting in revenues of $453,000 during the three months ended September 30, 2008, compared to $250,000 during the same period in 2007. In 2007, a portion of the CIFM brochures were distributed during October, resulting in a portion of the revenue being recorded in the fourth quarter. Overall, the revenue generated from CIFM decreased by $238,000 in 2008 compared to 2007.

We experienced a decrease in revenues in the Other segment primarily as a result of a decrease in revenues from Targeted Job Fairs and JobsintheMoney.com. The decrease at Targeted Job Fairs is due to a decrease in the number of booths sold at our job fairs conducted during the three month period ended September 30, 2008 as compared to the same period in 2007. The reduction was driven by reduced demand given the overall economic climate in the United States. The decrease in revenues at JobsintheMoney.com is due to a decrease in the average revenue per customer generated.

Cost of Revenues

	Three months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Cost of revenues	$2,558	$2,443	$115	5%
Percentage of revenues	6.5%	6.4%

Our cost of revenues for the three months ended September 30, 2008 were $2.6 million compared to $2.4 million for the same period in 2007, an increase of $115,000, or 5%. An increase in cost of revenues was experienced at DCS Online of $349,000, due to an increase in software costs needed to maintain our websites and an increase in costs related to the number of network operations personnel we employed which is necessary to support an increase in user activity and compliance activity. Cost of revenues in the eFinancialCareers segment decreased by $88,000. Additionally, cost of revenues at Targeted Job Fairs decreased $132,000 due to changes in the mix and number of job fairs we conducted.

Product Development Expenses

	Three months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Product development	$1,183	$1,178	$5	—%
Percentage of revenues	3.0%	3.1%

Product development expenses for the three months ended September 30, 2008 and 2007 were each $1.2 million. Product development expenses relate to consulting costs and salaries and benefit costs for the product development teams of our Dice and eFinancialCareers sites.

Sales and Marketing Expenses

	Three months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Sales and marketing	$14,350	$13,469	$881	7%
Percentage of revenues	36.2%	35.4%

Sales and marketing expenses for the three months ended September 30, 2008 were $14.4 million compared to $13.5 million for the same period in 2007, an increase of $881,000, or 7%.

Advertising and other marketing costs for the U.S. businesses totaled $7.4 million for the three month period ended September 30, 2008 compared to $7.1 million for the same period in 2007, an increase of $275,000, or 4%. This increase was primarily due to an increase in our online advertising spending, including our new brand awareness initiatives, regional marketing programs, direct mail and email campaigns. As our revenues have grown, we have increased our advertising spending.

In the case of Dice.com, approximately 75% of our advertising and marketing spending is focused on increasing the number of professionals who visit Dice.com and their levels of activity on the website. We have increased the amount we spend on online media, particularly paid search programs, in order to drive more traffic to the website and we continue to spend on technology-focused websites. Additionally, we continued brand awareness and radio advertising campaigns during the three months ended September 30, 2008. We have also increased our visibility at job seeker events in targeted markets and the amount of spending on maintaining the loyalty of existing professionals who already use the website. We have increased the amount we spend to reach employers and recruiters who pay to use our website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers.

The salaries, commissions, and benefits component of sales and marketing expense for the U.S. businesses amounted to $3.5 million for the three months ended September 30, 2008, which was consistent with the costs during the same period in 2007.

For the eFinancialCareers segment, we increased overall marketing expense by $623,000 from $1.2 million for the three month period ended September 30, 2007 to $1.8 million for the three month period ended September 30, 2008. The increase was to elevate eFinancialCareers’ exposure in the less penetrated markets of Continental Europe, Asia, and the Middle East, and to support traffic growth across all markets. Sales costs for eFinancialCareers outside of North America increased $80,000 primarily due to increased commissions driven by higher sales during the three month period ended September 30, 2008 as compared to the same period in 2007.

General and Administrative Expenses

	Three months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
General and administrative	$5,362	$5,213	$149	3%
Percentage of revenues	13.5%	13.7%

General and administrative expenses for the three months ended September 30, 2008 were $5.4 million compared to $5.2 million for the same period in 2007, an increase of $149,000, or 3%. An increase in stock-based compensation of $305,000 was experienced due to the additional expense for options and restricted stock issued after September 30, 2007. Partially offsetting this increase were small decreases in professional fees, bad debts expense, and facilities charges.

Depreciation

	Three months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Depreciation	$965	$827	$138	17%
Percentage of revenues	2.4%	2.2%

Depreciation expense for the three month period ended September 30, 2008 was $965,000 compared to $827,000 for the same period in 2007, an increase of $138,000, or 17%. The increase was due to a greater depreciable fixed asset balance during the three month period ended September 30, 2008 compared to the same period in 2007 as a result of continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Three months ended September 30,		(Decrease)	Percent Change
	2008	2007
	(in thousands, except percentages)
Amortization	$4,186	$4,661	$(475)	(10)%
Percentage of revenues	10.6%	12.2%

Amortization expense for the three month period ended September 30, 2008 was $4.2 million compared to $4.7 million for the same period in 2007, a decrease of $475,000, or 10%. Amortization expense in the three month period ended September 30, 2008 decreased due to certain intangible assets from the eFinancialCareers Acquisition becoming fully amortized in the last half of 2007 and due to the $2.9 million write-off of intangible assets of JobsintheMoney.com in the fourth quarter of 2007.

Operating Income

Operating income for the three months ended September 30, 2008 was $11.0 million compared to $10.3 million for the same period in 2007, an increase of $740,000, or 7%. The increase is primarily the result of the increase in Dice and eFinancialCareers revenues due to increases in revenue per customer and a decrease in amortization expense, partially offset by increases in other operating costs.

Interest Expense

Interest expense for the three months ended September 30, 2008 was $2.4 million compared to $3.4 million for the same period in 2007, a decrease of $946,000, or 28%. The decrease in interest expense was due to a larger amount of borrowings outstanding in the three months ended September 30, 2007, on average, as compared to the same period in 2008 due to borrowings made under our Amended and Restated Credit Facility in March 2007, which were used to pay a dividend in March 2007 and to refinance the indebtedness outstanding under our prior credit facility. Also, the interest rates on our debt during the three month period ended September 2008 were lower than rates during the same period of 2007, primarily due to the decline in LIBOR rates between these periods. The borrowings made in March 2007 were partially paid down following our IPO in July 2007. Additionally, $21.4 million of borrowings on the term loan facility were repaid in September 2008.

Interest Income

Interest income for the three months ended September 30, 2008 was $528,000 compared to $371,000 for the same period in 2007, an increase of $157,000, or 42%. The increase in interest income was due to larger cash and marketable securities balances in the three months ended September 30, 2008, on average, as compared to the same period in 2007. The increased cash balance was due to cash generated from operations.

Other Income (Expense)

During the three month period ended June 30, 2008, we determined that our interest rate swap agreement covering $60.0 million notional amount of borrowings was not effective under hedge accounting rules. In addition, a portion of the interest rate swap agreement covering $20.0 million notional amount of borrowings continues to be treated as partially ineffective under hedge accounting rules. Therefore, we have recorded the ineffective portion of the change in fair value of the swaps to other income, totaling income of $135,000 for the three months ended September 30, 2008.

Income Taxes

	Three months ended September 30,
	2008	2007
	(in thousands, except percentages)
Income from continuing operations before income taxes	$9,260	$7,282
Income tax expense (benefit)	2,889	2,779
Effective tax rate	31.2%	38.2%

The effective income tax rate for the three month period ended September 30, 2008 was 31.2% compared to 38.2% for the same period in 2007. The decrease from the prior period was due to the favorable impact of a decrease in non-U.S. statutory rates and adjustments related to state tax legislation changes compared to the prior period. We expect our quarterly effective tax rate to approximate 35% in future periods.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals, and Dice India, our interest in a joint venture with CyberMedia. All significant business activities of MeasureUp ceased on March 30, 2007. We sold our interest in the CyberMedia Dice joint venture in January 2008. Accordingly, the results of operations from these segments are reflected as discontinued operations for all periods presented. There was no income from discontinued operations, net of tax, for the three month period ended September 30, 2008. There was a loss of $306,000 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues

	Nine months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Revenues
DCS Online	$81,695	$75,141	$6,554	9%
eFinancialCareers	29,563	19,991	9,572	48%
Other	8,234	7,704	530	7%

Total revenues	$119,492	$102,836	$16,656	16%

Our revenues were $119.5 million for the nine months ended September 30, 2008 compared to $102.8 million for the same period in 2007, an increase of $16.7 million, or 16%. This increase can be attributed to growth at both eFinancialCareers and DCS Online. We experienced organic growth in the DCS Online segment of $6.6 million, or 9%, due to successful marketing efforts leading to new customers and an increase in revenues from existing customers. Average revenue per recruitment package customer increased by approximately 3% from the nine months ended September 30, 2007 to the comparable period in 2008. Existing customer revenue growth arose from increases in the number of individual users of our databases and pricing of our products. Our recruitment package customer count was higher, on average, during the nine month period ended September 30, 2008 as compared to the same period in 2007. However, the recruitment package customer count decreased from approximately 9,000 at September 30, 2007 to approximately 8,800 at September 30, 2008, reflecting a decrease in demand due to the overall economic climate in the United States.

We experienced growth in the eFinancialCareers segment of $9.6 million, or 48%, as a result of increasing the number of customers using our sites and the pricing of our services. We saw growth in each geographic region for eFinancialCareers with substantial growth from the Middle East and Asia Pacific, markets which we entered into more recently.

Cost of Revenues

	Nine months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Cost of revenues	$7,459	$6,215	$1,244	20%
Percentage of revenues	6.2%	6.0%

Our cost of revenues for the nine months ended September 30, 2008 were $7.5 million compared to $6.2 million for the same period in 2007, an increase of $1.2 million, or 20%. An increase in cost of revenues was experienced at DCS Online of $1.0 million, primarily due to an increase in software costs needed to maintain our websites. Additionally, there was an increase in costs as a result of an increase in the number of network operations and customer support personnel we employed, which was needed in order to support an increase in the number of customers, user activity and compliance activity. Cost of revenues in the eFinancialCareers segment increased by $96,000. Additionally, cost of revenues in the Other segment increased by $46,000 for Targeted Job Fairs, and $94,000 for the eFinancialCareers site in North America.

Product Development Expenses

	Nine months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Product development	$3,527	$3,140	$387	12%
Percentage of revenues	3.0%	3.1%

Product development expenses for the nine months ended September 30, 2008 were $3.5 million compared to $3.1 million for the same period of 2007, an increase of $387,000, or 12%. The increase related to consulting costs and salaries and benefit costs for the product development team in the United States of $75,000. Product development costs in the eFinancialCareers segment increased $312,000 due to consulting costs and salaries costs for the product development team focusing on the eFinancialCareers websites.

Sales and Marketing Expenses

	Nine months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Sales and marketing	$45,151	$40,480	$4,671	12%
Percentage of revenues	37.8%	39.4%

Sales and marketing expenses for the nine months ended September 30, 2008 were $45.2 million compared to $40.5 million for the same period in 2007, an increase of $4.7 million, or 12%.

Advertising and other marketing costs for the U.S. businesses totaled $23.6 million for the nine month period ended September 30, 2008 compared to $21.6 million for the same period in 2007, an increase of $1.9 million, or 9%. This increase was primarily due to an increase in our online advertising spending, including our new brand awareness initiatives, direct mail and email campaigns, and radio advertising campaigns we conducted during the nine months ended September 30, 2008. As our revenues have grown, we have increased our advertising spending.

In the case of Dice.com, approximately 75% of our advertising and marketing spending is focused on increasing the number of professionals who visit Dice.com and their levels of activity on the website. We have increased the amount we spend on online media, particularly paid search programs, in order to drive more traffic to the website and we continue to spend on technology-focused websites. Additionally, we began brand awareness campaigns, radio advertising campaigns and increased our visibility at targeted job seeker events in certain markets during the nine months ended September 30, 2008. We have also increased the amount of spending on maintaining the loyalty of existing professionals who already use the website. We have increased the amount we spend to reach employers and recruiters who pay to use our website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers.

The salaries, commissions, and benefits component of sales and marketing expense for the U.S. businesses amounted to $11.2 million for the nine months ended September 30, 2008, which was an increase of $280,000 from the same period in 2007. The increase is primarily due to an increase in sales and marketing personnel of eleven people.

For the eFinancialCareers segment, we increased overall marketing expense by $2.0 million from $3.3 million for the nine month period ended September 30, 2007 to $5.3 million for the nine month period ended September 30, 2008. The increase was to elevate eFinancialCareers’ exposure in the less penetrated markets of Continental Europe, Asia, and the Middle East, and to support traffic growth across all markets. Sales costs for eFinancialCareers outside of North America increased $499,000 primarily due to increased commissions driven by higher sales during the nine month period ended September 30, 2008 as compared to the same period in 2007.

General and Administrative Expenses

	Nine months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
General and administrative	$16,274	$13,573	$2,701	20%
Percentage of revenues	13.6%	13.2%

General and administrative expenses for the nine months ended September 30, 2008 were $16.3 million compared to $13.6 million for the same period in 2007, an increase of $2.7 million, or 20%. The U.S. businesses experienced an increase in general and administrative expenses of $2.0 million in the nine months ended September 30, 2008 as compared to the same period in the prior year. An increase in stock-based compensation of $1.2 million was experienced due to the additional expense for options and restricted stock issued after September 30, 2007 and due to the reduction in the strike price of stock options in March 2007. We also experienced an increase in professional fees and additional other costs of being a public company of approximately $740,000. Increased costs of being a public company include insurance, audit fees, and investor relations and internal audit personnel. General and administrative expense for eFinancialCareers increased by $664,000 from the first half of 2007 to the first half of 2008. The increase was primarily from higher rent expense due to moving to new office space and an increase in the provision for doubtful accounts, which aligns with eFinancialCareers’ revenue growth.

Depreciation

	Nine months ended September 30,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Depreciation	$2,786	$2,148	$638	30%
Percentage of revenues	2.3%	2.1%

Depreciation expense for the nine month period ended September 30, 2008 was $2.8 million compared to $2.1 million for the same period in 2007, an increase of $638,000, or 30%. The increase was due to a greater depreciable fixed asset balance during the nine month period ended September 30, 2008 compared to the same period in 2007 as a result of continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Nine months ended September 30,		(Decrease)	Percent Change
	2008	2007
	(in thousands, except percentages)
Amortization	$12,665	$14,662	$(1,997)	(14)%
Percentage of revenues	10.6%	14.3%

Amortization expense for the nine month period ended September 30, 2008 was $12.7 million compared to $14.7 million for the same period in 2007, a decrease of $2.0 million, or 14%. Amortization expense in the nine month period ended September 30, 2008 decreased due to certain intangible assets from the eFinancialCareers Acquisition becoming fully amortized in the last half of 2007 and due to the $2.9 million write-off of intangible assets of JobsintheMoney.com in the fourth quarter of 2007.

Operating Income

Operating income for the nine months ended September 30, 2008 was $31.6 million compared to $22.6 million for the same period in 2007, an increase of $9.0 million, or 40%. The increase is primarily the result of the increase in Dice and eFinancialCareers revenues driven by increases in customers and revenue per customer and lower amortization expense, partially offset by increases in operating costs.

Interest Expense

Interest expense for the nine months ended September 30, 2008 was $7.6 million compared to $10.0 million for the same period in 2007, a decrease of $2.4 million, or 24%. The decrease in interest expense was due to a larger amount of borrowings outstanding in the nine months ended September 30, 2007, on average, as compared to the same period in 2008. We made borrowings under our Amended and Restated Credit Facility in March 2007, which were used to pay a dividend in March 2007 and to refinance the indebtedness outstanding under our prior credit facility. Also, the interest rates on our debt during the nine month period ended September 2008 were lower than rates during the same period of 2007, primarily due to the decline in LIBOR rates between these periods. A portion of the March 2007 borrowings were repaid with proceeds from our IPO in July 2007. Additionally, $21.4 million of borrowings on the term loan facility were repaid in September 2008.

Interest Income

Interest income for the nine months ended September 30, 2008 was $1.5 million compared to $527,000 for the same period in 2007, an increase of $975,000. The increase in interest income was due to larger cash and marketable securities balances in the nine months ended September 30, 2008, on average, as compared to the same period in 2007. The increased cash balance was due to cash generated from operations and cash from our IPO.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2008 totaled an expense of $974,000. During the first quarter, we determined that our two interest rate swaps covering $80.0 million notional amount of borrowings did not initially qualify for hedge accounting based on our hedging policy and the timing of our effectiveness tests. On March 18, 2008, we amended our hedging policy and performed new effectiveness tests, which resulted in the interest rate swaps qualifying for hedge accounting treatment as of that date. A one-time non-cash charge of approximately $2.3 million was recorded reflecting the change in fair value of the two swaps from inception to March 18, 2008. Offsetting this charge is income of $1.3 million related to the change in fair value of the interest rate swaps. We determined during the three month period ended June 30, 2008 that our interest rate swap agreement covering $60.0 million notional amount of borrowings was not effective under hedge accounting rules. In addition, a portion of the interest rate swap agreement covering $20.0 million notional amount of borrowings continues to be treated as partially ineffective under hedge accounting rules.

Income Taxes

	Nine months ended September 30,
	2008	2007
	(in thousands, except percentages)
Income from continuing operations before income taxes	$24,549	$13,118
Income tax expense (benefit)	6,861	3,561
Effective tax rate	27.9%	27.1%

The effective income tax rate for the nine month period ended September 30, 2008 was 27.9% compared to 27.1% for the same period in 2007. The prior period included a $1.6 million tax benefit related to the $4.6 million payment made to the holders of vested stock options in lieu of dividends. The current period includes a $1.3 million tax benefit recognized in the second quarter of 2008 related to the impact of our determination that we expect our foreign earnings to be indefinitely invested. The decrease from the prior period also was also due to the favorable impact of a decrease in non-U.S. statutory rates and adjustments related to state tax legislation changes compared to the prior period. We expect our quarterly effective tax rate to approximate 35% in future periods.

Discontinued Operations

Discontinued operations represent the operations of MeasureUp, our subsidiary that provided certification test preparation and assessment products for technology professionals, and Dice India, our interest in a joint venture with CyberMedia. All significant business activities of MeasureUp ceased on March 30, 2007. We sold our interest in the CyberMedia Dice joint venture in January 2008. Accordingly, the results of operations from these segments are reflected as discontinued operations for all periods presented. Income from discontinued operations, net of tax, for the nine month period ended September 30, 2008 was $519,000 compared to $4.1 million for the same period in 2007. The income for the nine months ended September 30, 2007 resulted from a tax benefit of $5.5 million related to a worthless stock deduction taken upon the abandonment of MeasureUp.

Liquidity and Capital Resources

We have shown our cash flows for the nine month periods ended September 30, 2008 and 2007 in the table below.

	Nine months ended September 30,
	2008	2007
	(in thousands)
Cash provided by operating activities of continuing operations	$50,183	$38,191
Cash used in investing activities of continuing operations	(11,252)	(2,404)
Cash provided by (used in) financing activities of continuing operations	(24,396)	434

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation and loss on interest rate hedges, and the effect of changes in working capital. Net cash provided by operating activities was $50.2 million and $37.4 million for the nine month periods ended September 30, 2008 and 2007, respectively. The increase in cash provided by operating activities during these periods was due to an increase in operating cash receipts from increased sales during the period along with changes in working capital balances. There was a decrease in accounts receivable due to a high level of billings in December 2007 and strong cash collections during 2008.

Investing Activities

Cash used for investing activities during the nine month period ended September 30, 2008 of $11.3 million was primarily attributable to purchases of marketable securities and capital expenditures, offset by sales of marketable securities. Cash used for investing activities during the nine month period ended September 30, 2007 of $2.4 million primarily consisted of capital expenditures. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash used for financing activities during the nine month period ended September 30, 2008 of $24.4 million related primarily to payments made on our credit facility. Cash provided by financing activities during the nine month period ended September 30, 2007 of $434,000 was due to proceeds from our Amended and Restated Credit Facility of $113.0 and proceeds from our IPO of $81.0 million offset by dividends paid and cash payments in lieu of dividends totaling $112.5 million, payments under our credit facility of $77.3 million, payments for financing costs of $2.2 million, and payments of costs related to our IPO of $1.4 million.

Amended and Restated Credit Facility

On March 21, 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature on March 21, 2012. Quarterly payments of $250,000 on the term loan were due beginning on October 1, 2007. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility. A principal payment of $2.1 million was made in March 2008 on the term loan facility to satisfy the requirement that a portion of excess cash flow, as defined in the Amended and Restated Credit Facility, be applied as a prepayment.

Immediately prior to entering into the Amended and Restated Credit Facility, we had $81.0 million outstanding under our prior facility. On March 21, 2007, we borrowed an additional $113.0 million under the Amended and Restated Credit Facility, resulting in total borrowings of $194.0 million. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either a LIBOR rate plus 3.25% or a reference rate plus 1.75%. We used a portion of the net proceeds received from our IPO on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. Borrowings at September 30, 2008 included $100.3 million under our term loan facility. A principal payment of $18.5 million on the term loan facility was made in October 2008. As of October 23, 2008, we have $81.5 million outstanding under the term loan facility. Cash and marketable securities as of September 30, 2008 totaled approximately $78.6 million.

Our existing and future domestic subsidiaries unconditionally guaranteed our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the individual assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants, including a senior leverage ratio, fixed charge coverage ratio, and a minimum adjusted EBITDA. We were in compliance with all such covenants as of September 30, 2008.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of September 30, 2008:

	Payments by period
	Total	October 1, 2008 - December 31, 2008	2009-2010	2011-2012	Thereafter
	(in thousands)
Term loan facility	$100,300	$250	$2,000	$98,050	$—
Operating lease obligations	3,150	278	1,773	1,099	—

Total contractual obligations	$103,450	$528	$3,773	$99,149	$—

We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2008, we had $100.3 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to the Amended and Restated Credit Facility.

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

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate and due to the short-term length of our borrowings. We have fixed the rate on $80.0 million of our LIBOR based debt through the interest rate swaps described below. Assuming our fixed rate on the amounts covered by the swaps and a rate of 6.88% on the portion of debt that is not fixed by a swap, interest payments on our term loan facility for the remainder of 2008, 2009-2010, 2011-2012, would be $1.8 million, $13.7 million, and $8.4 million, respectively and none thereafter.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP 157-2 delayed the implementation of SFAS 157 for certain nonfinancial assets and liabilities. We partially adopted SFAS 157 in the first quarter of 2008. The adoption did not have an impact on our consolidated financial statements. We did not adopt SFAS 157 as it relates to goodwill and other intangible assets due to the delay allowed by FSP 157-2. SFAS 157 was adopted for interest rate hedge assets and liabilities. These assets and liabilities are valued using observable inputs from a third party provider. The standard was also adopted for marketable securities. Marketable securities are valued using quoted prices in the market. The assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2008 (in thousands):

	Fair Value Measurements Using			Total at September 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate hedge asset	$—	$120	$—	$120
Interest rate hedge liability	—	649	—	649
Marketable securities	8,289	—	—	8,289

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after December 15, 2007. We adopted SFAS 159 in the first quarter of 2008 choosing not to elect the fair value measurement option for any of our assets and liabilities, therefore resulting in no changes to our consolidated financial statements. We will continue to evaluate items on a case-by-case basis for consideration of the fair value option.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS 141R”), Business Combinations and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. These statements change the accounting for business combinations and noncontrolling interests (minority interests in current U.S. GAAP) including requiring more assets acquired and liabilities assumed to be measured at fair value, requiring liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, requiring the acquirer in preacquisition periods to expense all acquisition-related costs and requiring noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Both statements are to be applied prospectively and will be adopted on January 1, 2009. The standards have no impact our financial statements in 2008.

Cyclicality

The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that the economic and strategic value provided by online career websites has led to overall growth in the use of these services during the most recent labor market cycle, and has somewhat lessened the impact of cyclicality on our businesses as compared to traditional offline competitors. Nonetheless, our business has been and is expected to be impacted by overall market conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Foreign Exchange Risk

We conduct business in 17 markets outside of the United States, in five languages across Europe, Asia, and Canada using the eFinancialCareers name. Approximately 25% of our revenues were earned outside the United States and collected in local currency during the nine month period ended September 30, 2008. We are subject to risk for exchange rate fluctuations between such local currencies and the dollar. We currently do not hedge currency risk, but we expect to do so in the future. However, our Amended and Restated Credit Facility places limitations on our ability to hedge currency risk.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2008 the translation adjustment, net of tax, was a decrease to equity of $3.4 million. The balance at December 31, 2007 was an increase to equity of $3.1 million. The change is primarily attributable to the strengthening of the U.S. Dollar against the British Pound.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either the LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of September 30, 2008, we had outstanding borrowings of $100.3 million under our Amended and Restated Credit Facility. We have fixed the rate on $80.0 million of our LIBOR based debt through interest rate swaps described below. A principal payment of $18.5 million on the term loan facility was made in October 2008. As of October 23, 2008, we have $81.5 million outstanding under the term loan facility. Due to the hedges we have established on a significant portion of our borrowing, an increase in interest rates will not impact us. We have interest rate risk related to our portfolio of marketable securities. Our marketable securities will produce less income than expected if market interest rates fall.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

We completed an IPO of our common stock under a Registration Statement on Form S-1, as amended (File No. 333-141876), which became effective on July 17, 2007. The aggregate offering price of the common stock sold by us resulted in net proceeds of approximately $81.0 million to us. We used $51.0 million of the net proceeds from our IPO to repay outstanding indebtedness under our Amended and Restated Credit Facility and $30.0 million will be used for working capital and general corporate purposes.

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
DATE: October 30, 2008

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