Form 10-K
period 2008-12-31
DICE HOLDINGS, INC.
filed 2009-02-18
CIK 1393883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer    ☐    Accelerated filer    ☑    Non-accelerated filer    ☐    Smaller Reporting Company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $90,000,000 as of June 30, 2008, the last business day of the registrant’s second fiscal quarter of 2008.

As of January 30, 2009, there were 62,209,853 shares of the registrant’s common stock (“Common Stock”) outstanding, par value of $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2008.

DICE HOLDINGS, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	competition from existing and future competitors;

•	failure to maintain and develop our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ personal information;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	our substantial indebtedness;

•	inability to borrow funds under our credit facility or refinance our debt;

•	periods of operating and net losses and history of bankruptcy;

•	covenants in our Amended and Restated Credit Facility;

•	inability to successfully identify or integrate future acquisitions;

•	strain on our resources due to future growth;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	control by our principal stockholders;

•	compliance with certain corporate governance requirements and costs incurred in connection with being a public company;

•	compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•	failure to establish and maintain internal controls over financial reporting;

•	loss of key executives and technical personnel;

•	U.S. and foreign government regulation of the Internet and taxation;

•	changes in foreign currency exchange rates;

•	our foreign operations;

•	inability to expand into international markets; and

•	write-offs of goodwill.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other material information concerning us are available free of charge on the Investor Relations page of our website at www.diceholdingsinc.com.

PART I.

Item 1.	Business

Overview

We are a leading provider of specialized career websites for select professional communities. We target employment categories in which there is a long-term scarcity of highly skilled, highly qualified professionals relative to market demand. Our career websites serve as online marketplaces where employers and recruiters find and recruit prospective employees, and where professionals find relevant job opportunities and information to further their careers. Each of our career websites offers job postings, content, career development and recruiting services tailored to the specific needs of the professional community that it serves. Our largest websites by revenue are Dice.com, the leading career website in the United States for technology and engineering professionals, and eFinancialCareers.com, the leading global career website for financial services professionals.

The Dice.com service has operated for 18 years, while eFinancialCareers.com, which we acquired in October 2006, has been in operation for eight years. Through this strategic acquisition, we have been able to extend our operations into financial services and expand our presence internationally into Europe and Asia, and broaden our expertise in content and community features. eFinancialCareers.com operates local websites in 18 markets and five languages for financial services professionals primarily in the United Kingdom, Continental Europe, North America, Middle East, Southeast Asia and Australia.

We believe that as recruiting activities continue to migrate online and the global workforce becomes increasingly specialized, both professionals and employers are demanding access to industry and occupation-specific online recruiting services and career content. Professionals use our base level services at no cost to manage their careers by posting their resumes and searching our large collections of job postings. Employers, recruiters and staffing firms pay us to post jobs and to access our databases of resumes of highly experienced and qualified professionals. The majority of our revenues are derived from customers who purchase our recruitment packages, which are available through monthly or longer-term contractual arrangements and allow customers to both post jobs and search our databases of resumes.

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

We operate the following websites, each of which focuses on different career sectors or geographic regions:

•

Dice.com, the leading recruiting and career development website for technology and engineering professionals in the United States. During January 2009, Dice.com had approximately 2.3 million unique visitors and experienced an increase of nearly 16% since January 2008. As of January 31, 2009, there were approximately 57,000 job postings.

•

eFinancialCareers.com, the leading global recruiting and career development network of websites for financial services professionals, is headquartered in the United Kingdom and serves the financial services industry in various markets around the world. During January 2009, eFinancialCareers.com had approximately 1.7 million unique visitors worldwide, including visitors who came to more than one site in the network during the month, a decline of approximately 17% since January 2008. As of January 31, 2009, there were approximately 6,600 job postings.

•

ClearanceJobs.com is the leading recruiting and career development website for professionals with active U.S. government security clearances. During January 2009, ClearanceJobs.com had approximately 270,000 unique visitors, an increase of approximately 44% since January 2008, and as of January 31, 2009 had approximately 5,000 job postings.

•

JobsintheMoney.com is a recruiting and career development website for accounting and finance professionals in the United States. During January 2009, JobsintheMoney.com had approximately 175,000 unique visitors, a decrease of approximately 13% since December 2007. As of January 31, 2009 there were approximately 1,300 job postings.

We also operate Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology and security-cleared candidates in the United States. In 2008, Targeted Job Fairs produced more than 100 career fairs, at which it hosted a wide range of locally and nationally recognized companies and recruiters, offering them the opportunity to screen and hire highly qualified candidates face-to-face. A typical job fair during 2008 hosted between 12 and 17 companies and between 325 and 375 professionals. In addition, Targeted Job Fairs coordinates private career fairs for individual companies desiring exclusive access to top quality candidates.

We have experienced significant revenue growth since 2004. We generated revenues from continuing operations of $155.0 million in 2008, up from $32.2 million in 2004, representing a CAGR of 48%, and we grew our operating income and cash flow from operations from $3.6 million and $14.0 million to $34.9 million and $54.2 million, representing a CAGR of 76% and 40%, respectively, over the same period. In the second half of 2008, the economies contracted, as measured by gross domestic product, in our primary geographic markets, the United States and the United Kingdom, causing recruitment activity to decline and unemployment to increase. Due to the shortage of available job openings, we have experienced a decrease in the number of job postings on our websites, which in turn negatively impacts our revenues and income. During the fourth quarter of 2008, we experienced a decline in total revenues of 10% as compared to the fourth quarter of 2007. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. We saw a decline in the number of customers served at Dice.com from approximately 8,800 customers to approximately 7,600 customers during the fourth quarter of 2008. If the slowdown in recruitment activity continues, as it is currently projected to, our future financial results will be negatively impacted.

Our Company

Through our predecessors, we have been in the technology recruiting and career development business for 18 years. In 1999, the Dice.com service was acquired by Earthweb Inc., an Internet technology content provider, which at the time of the acquisition was a publicly held company with its common stock traded on the NASDAQ National Market. During 2000, Earthweb Inc. (which subsequently changed its name to Dice Inc. (“Dice Inc.”) made a strategic decision to focus on technology recruiting and career development and exited the technology content-based business.

From its inception through 2003, Dice Inc. sustained net operating losses and negative cash flows and during that period was primarily dependent upon its ability to raise debt and equity financing through public or private offerings in order to fund its operations. In addition, beginning in 2001, Dice Inc.’s liquidity issues worsened as a result of a decline in the demand for its products and services stemming from the downturn in the general labor market and more specifically in the technology labor market and due to the significant amount of indebtedness Dice Inc. had incurred. As a result, in 2002 Dice Inc. began pursuing discussions with the largest holder of its then outstanding debt securities regarding a pre-packaged Chapter 11 plan of reorganization under the United States Bankruptcy Code.

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

In September 2004, Dice Inc. acquired substantially all of the assets of ClearanceJobs.com, the leading recruiting and career development website for professionals with active U.S. government security clearances, and in January 2005, acquired substantially all of the assets of Targeted Job Fairs, a leading producer and host of career fairs and open houses for technology, engineering and security-cleared candidates.

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

On October 31, 2006, DHI acquired all of the outstanding capital stock of eFinancialGroup (the “eFinancialGroup Acquisition”). eFinancialGroup operated the career websites eFinancialCareers.com, which targets financial services professionals and employers worldwide, and JobsintheMoney.com, which targets the financial and accounting job market in the United States, and a financial publishing business, eFinancialNews. As consideration for the acquisition, Dice Holdings, Inc. paid the stockholders of eFinancialGroup £56.5 million (or approximately $106.3 million at the exchange rate in effect on October 31, 2006) in cash and issued 3,628,992 shares of its Series A convertible preferred stock valued at $25.2 million. Immediately after the acquisition, Dice Holdings, Inc. sold eFinancialNews back to certain of eFinancialGroup’s former stockholders for approximately $41.6 million in cash. Operating results of eFinancialGroup and JobsintheMoney occurring subsequent to the eFinancialGroup Acquisition are included in the consolidated operating results of Dice Holdings, Inc. Total consideration for eFinancialGroup, excluding eFinancialNews, was $89.9 million (which amount includes the value of 3,628,992 shares of the Series A convertible preferred stock of Dice Holdings, Inc. issued as partial consideration for the eFinancialGroup Acquisition).

On July 23, 2007, we completed our initial public offering (the “IPO”). We sold 6,700,000 shares of our common stock and selling stockholders sold an additional 10,000,000 shares of common stock at an initial public offering price of $13.00. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at the initial public offering price. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. Our common stock is traded on the NYSE under the symbol “DHX.”

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

We believe that the overall demand for employment advertising and recruiting and career development products and services has significant long-term growth potential. Over the next decade, the aging labor force of the United States is expected to lead to a labor supply-demand imbalance as baby-boomers retire. We believe that international economies show similar trends, with an aging labor force in Europe and shortages of skilled professionals to meet the demand of developing economies in Asia.

We also believe that certain industries that employ highly skilled and highly paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. According to the U.S. Bureau of Labor Statistics, for instance, two of the top five and five of the 25 fastest-growing occupations in the United States during the period from 2006 to 2016 are expected to be in technology fields. In addition, the current labor market for computer-related occupations is significantly tighter than the overall employment market in the U.S.

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

•

Shift in media consumption and spending from offline to online media. Increased penetration of broadband Internet connections is fueling not only the growth in the number of Internet users but also the amount of time consumers are spending online (on an absolute basis and relative to using other media). In 2005, Forrester Research, US, or “Forrester,” found that consumers spent 34% of their media consumption hours online. While U.S. online advertising budgets are large and growing, online marketing spend represents only a small fraction of total advertising spending. According to Forrester, online advertising budgets were estimated to be approximately $14.7 billion in 2005, which was just 6% of total U.S. advertising expenditures. We believe that over time, advertisers will follow consumer behavior and invest a growing share of their marketing budgets in online advertising. Forrester projected that U.S. online advertising would reach $26.0 billion in 2010, representing a CAGR of approximately 12% from 2005.

•

Online job boards offer inherent benefits compared to offline methods. The Internet has revolutionized the hiring process for professionals as well as for recruiters and employers. Professionals experience multiple benefits from performing searches online. They are able to search for open positions that fit their qualifications and career objectives and immediately upload their resumes to apply for open positions. Prior to online offerings, recruiters and employers had a limited and relatively inflexible set of options to find employees, including newspaper classifieds and other print advertisements, traditional career fairs, on campus recruiting, internal referral programs and recruiting firms. With online solutions, recruiters and employers are able to immediately upload and update a list of open positions and can provide detailed job descriptions, along with links to relevant information for potential candidates. They can also efficiently search through online databases of resumes for candidates that fit their hiring needs.

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

Benefits to Professionals

Access to a large number of relevant job postings. Our career websites provide a large number of job postings for technology and engineering, accounting and finance, financial services and U.S. government security-clearance positions. For example, as of January 31, 2009, Dice.com had 57,000 individual job postings for technology and engineering professionals, which we believe to be the largest concentration in the United States in these verticals, and eFinancialCareers had 6,600 job postings for financial services professionals. In addition, the specialized focus of our career websites benefits professionals by helping to ensure that the job opportunities posted by our customers are relevant and attractive to them.

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

Benefits to our Customers

Unique pools of qualified professionals. We seek to improve the efficiency of the recruiting process for our customers by providing quick and easy access to large and up-to-date pools of highly qualified and hard-to-reach professionals. The professionals who post their resumes on Dice.com are highly educated, with approximately 73% having a bachelor’s degree or higher, as of January 2009. Our online surveys indicate that 78% of professionals who use Dice.com have more than five years of experience, more than half have greater than 10 years of experience, and the majority are currently employed. We believe the high number of employed, or “passive,” job seekers that use our websites makes our online career websites more attractive to our customers because actively employed professionals often make for more attractive candidates. Moreover, because the communities of professionals who visit our websites are highly skilled and specialized within specific industries, we believe our customers reach a more targeted and qualified pool of candidates than through generalist sites. Additionally, the size and geographic scope of the eFinancialCareers network, which operates career websites in 18 markets around the world, provides customers with access to highly targeted financial services professionals around the world.

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

Our Strategy

Our goal is to be the leading global network of specialized career websites for select professional communities. Our primary objective is to maximize the long-term potential of our career websites. Due to the current economic contraction, we have adjusted spending and investment and may make additional adjustments if the downturn continues or worsens. We continue to pursue our goals, albeit with lower investment currently, by pursuing the following strategies:

Continue to grow the size, quality and uniqueness of our professional communities. Continuing to grow the size, quality and uniqueness of our professional communities is a key success factor in maximizing the long-term potential of our career websites. By continually delivering a growing and fresh audience of qualified professionals to our customers, we will be able to satisfy and retain our existing customers as well as to meet the expectations and needs of new customers. We intend to achieve this objective by increasing loyalty and usage among professionals who currently use the site and by reaching new users through targeted marketing and online advertising campaigns.

Continue to execute on customer acquisition. Our ability to achieve our long-term growth objective depends, in part, on our ability to expand our customer base and deepen the relationships we have with our existing customers. Our customer acquisition efforts are focused primarily on direct marketing combined with a targeted sales approach. We believe there are significant opportunities to sell our services to companies with whom we do not currently have a relationship and to expand the level of services we sell to our existing customers.

Further build brand awareness. Brand recognition is a key differentiating factor among providers of traditional and online recruiting and career services. We believe that during the 18 years we have operated Dice.com and the eight years that eFinancialCareers has been in operation, we have fostered brands that are closely associated with ease of use and high quality sector-specific career and recruiting services within their professional communities. We will continue to invest in increasing brand awareness through targeted marketing and advertising campaigns in order to attract new customers and professionals.

Enhance content and community features across our websites. We believe that both active and passive job seekers find value in the free information and services we provide, and we intend to enhance, expand and develop additional content and community features across our websites. For example, Dice.com launched a discussion board where technology professionals come together to discuss career advice and network with each other and eFinancialCareers has invested in producing significant online and offline content tailored to each of its websites and audiences. In addition, by powering the job boards of an estimated additional 75 websites in the financial services sector, including well-known, worldwide financial publications, eFinancialCareers is able to position its job postings next to high quality, third party content. We believe enhancing our community features will increase the level of engagement we have with our audience and our audience has with each other.

Further expand our services globally. We believe there are significant long-term global growth opportunities for the online recruitment and employment advertising industry. As in the United States, there is increasing demand for specialized online recruiting in both emerging and established economies worldwide. Consistent with this belief, in October 2006 we completed the eFinancialGroup Acquisition, and, as a result, we now have a strong presence in the United Kingdom, as well as a presence in important financial services centers around the world. We believe the expertise and reach of Dice and eFinancialCareers together will provide a strong position to expand our business and brands into new markets. We will also continue to evaluate and selectively pursue other growth opportunities that will allow us to further expand our business outside of the United States.

Selectively expand into new verticals. We believe other professional communities have characteristics that would support specialized career websites. We will consider entering into new verticals that meet specific criteria, primarily focusing on hard-to-find, highly skilled and highly paid professionals. We believe we can leverage our experience serving unique vertical or industry markets as we pursue opportunities in other vertical industries. For example, we have been able to increase ClearanceJobs.com’s revenues more than ten-fold since we acquired it in 2004, which demonstrates our ability to successfully leverage our experience in serving high growth communities as we expand into new verticals.

Products and Services

We provide leading recruiting and career development websites for direct employers, recruiters, staffing companies and technology and engineering, financial services, capital market and corporate finance, and security-cleared professionals. We provide our customers with access to unique pools of experienced and highly qualified professionals, and professionals seeking jobs and career information with access to collections of full-time, part-time and contract positions. Both customers and professionals provide content for our career websites by posting descriptions of available jobs and resumes. Our search technology and specialized focus enable us to provide professionals with the ability to perform highly targeted job searches based on specific criteria, including locations, types of employment, skills and keywords. Our vertical focus allows users to find the information they are looking for faster and easier than general job boards. Our career websites also offer career resources, such as specialized content and industry news.

We offer our recruiting and career development services and tools through the following four websites, each of which focuses on different career sectors:

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

Customers have access to specific tools and resources that Dice.com provides to help recruiters and human resources managers improve the effectiveness of their recruitment processes. Through our resume database offerings, Dice.com provides customers with the ability to conduct powerful, detailed searches of candidate resumes that match desired criteria, the results of which are delivered by email to our customers. Dice.com also provides professionals with job search tools, resume posting and career-related content. In January 2009, Dice.com had approximately 2.3 million unique visitors and ended the month with over 420,000 searchable resumes less than one year old.

Customers can purchase recruitment packages, classified postings or advertisements. Approximately 89% of Dice.com revenue is derived from recruitment packages. Recruitment packages offer our customers the ability to access the candidate resume database and post jobs in job slots. Job slots allow our customers to rotate an unlimited number of jobs through the same slots during the contract period. Our base monthly recruitment package gives our customers a single license to search our candidate resume database and post positions in up to five job slots. Customers are incented to purchase our recruitment packages on an annual basis. Our classified postings allow our customers to post a single job for a period of 30 days. General website advertising does not generate a significant portion of our revenue, but may be purchased separately or as part of a recruitment package.

eFinancialCareers.com is the leading global recruiting and career development network of websites for financial services professionals, including investment banking, asset management, insurance, retail banking, hedge funds and senior corporate finance professionals. eFinancialCareers was launched in the United Kingdom in 2000, and now operates career websites in 18 markets in five languages primarily in Continental Europe, North America, the Persian Gulf States, Southeast Asia and Australia using the eFinancialCareers name. eFinancialCareers has expanded its career site network through distribution agreements by which it powers the job boards of an additional 75 websites in the finance sector, including well-known worldwide capital markets publications and organizations, such as Thomson Reuters (U.K.), Institutional Investor (U.S.), L’Expansion (France), Milano Finanza (Italy), Boersen Zeitung (Germany), Finance Asia (Southeast Asia) and Financial Standard (Australia). As a result, eFinancialCareers is able to greatly enhance the reach and visibility of its job postings and has attracted an audience of cross-border customers and professionals willing to seek jobs in markets other than their own. eFinancialCareers does not generate revenues from its distribution agreements.

eFinancialCareers’ customers post jobs targeting specific sectors within the financial services industry, and can also search the resume database of highly qualified and specialized professionals in this sector. In addition to allowing professionals to post resumes and apply for listed positions, eFinancialCareers also provides professionals with career enhancement tools and resources, such as employer profiles, newsletters, and industry surveys. eFinancialCareers also provides both professionals and graduating students with professional education and training materials.

ClearanceJobs.com is the leading secure job board dedicated to matching technology candidates with active or current U.S. government security clearances to the best hiring companies searching for security-cleared employees. ClearanceJobs.com provides professionals with many of the career development tools, such as resume writing tips and salary surveys, also offered on Dice.com. We believe ClearanceJobs.com has the largest and fastest-growing database of active security-cleared candidates available online, with approximately 110,000 resumes as of December 31, 2008. The majority of candidates with resumes in our database have high-level security clearances.

JobsintheMoney.com is a targeted career site for accounting and finance professionals in the United States. JobsintheMoney.com offers professionals and its customers many of the same tools offered on our other websites. JobsintheMoney.com has partnerships with many of the leading industry websites used by accounting and finance professionals, including BusinessFinanceMag.com and AuditNet.org.

We also operate Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology and security-cleared candidates in the United States. In 2008, Targeted Job Fairs produced more than 100 career fairs, at which it hosted a wide range of locally and nationally recognized companies and recruiters, offering them the opportunity to screen and hire highly qualified candidates face-to-face. A typical job fair during 2008 hosted between 12 and 17 companies and between 325 and 375 professionals. In addition, Targeted Job Fairs coordinates private career fairs for individual companies desiring exclusive access to top quality candidates.

Marketing and Sales

Success in the highly competitive online recruiting business requires the creation of a marketplace attractive to both customers and professionals. We focus our long-term marketing efforts on growing the number of professionals who visit our websites, which we believe increases the attractiveness of our websites to our customers. We primarily use targeted marketing, rather than broad-based advertising, to increase our brand awareness among professionals, new applicable audiences and improve site performance including new resumes posted and applications to job postings. For instance, in the case of Dice.com, we have advertising campaigns on technology-focused websites, such as Tech Crunch, Technorati and Ars Technica, and on search engines. We also market our websites to professionals through the use of newsletters and industry pieces, such as The Dice Advisor and The ClearanceJobs Report, and through the use of products, such as daily “Job Alert” emails. Our job seeker marketing programs have helped us produce strong results in traffic and user activity.

Our customer marketing efforts are directed at targeted customer acquisition and have been effective in producing new customers. We also employ marketing efforts directed at retaining our existing customers. eFinancialCareers has built its brand awareness through strategic relationships, but without significant spending on marketing and advertising. During 2008, we increased our direct marketing spend to approximately 19% of revenues for eFinancialCareers in order to increase its brand awareness. In addition to our sales efforts described below, our customer marketing efforts are conducted through direct mail and email campaigns, marketing and trade shows. For instance, we send over 1.6 million emails and 250,000 pieces of direct mail to our existing and potential customers on a monthly basis. We also reach our customers through the use of direct marketing educational campaigns, which keep them aware of recruiting developments and practices.

Our sales efforts focus on further penetrating the market for recruiting and career development services. Our field sales group targets Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our in-house sales organization focuses on generating new business from recruiters and small and mid-size companies, renewing customer contracts and increasing the service levels that customers purchase, as well as servicing the needs of our largest clients. As of December 31, 2008, our sales organization employed 79 sales personnel in the United States and 25 in the rest of the world.

Customer Support

We believe we have differentiated ourselves from our competitors by providing extensive ongoing support to our customers. Our customers are assigned a customer support representative, who is the first point of contact after a sale is made. Our customer support efforts focus on training our customers on our products and services, because we believe customers will have a more compelling user experience if they are more familiar with our products and services. Our customer support representatives also assist customers, upon request, by building candidate searches and writing and editing customers’ job postings. Additionally, our customer support efforts focus on ensuring that the professionals who use our websites have positive experiences. For instance, our customer support department constantly reviews our websites for false or inaccurate job postings and performs other similar compliance functions. We believe customers view our customer support functions as a strong, attractive attribute of our websites.

Customers

We currently serve a diversified customer base consisting of approximately 10,000 customers. No customer for our career website services accounted for more than 1% of our revenues in 2008. Our customers include small, mid-sized and large direct employers and staffing companies, recruiting agencies and consulting firms. As of December 31, 2008, significant customers of Dice.com and ClearanceJobs.com included Accenture, Adecco, IBM, Lockheed Martin, Manpower, Raytheon and Robert Half, and significant customers of eFinancialCareers included Bloomberg, Credit Suisse, Genworth Financial, JP Morgan, SThree, Société Générale and Thomson Reuters.

Technology

We use a variety of technologies to support our websites. Each system is designed so that it can be scaled by adding additional hardware and network capacity. We host our applications whenever possible on clustered, high availability hardware. All applications and data connections are monitored 24/7 for performance, responsiveness and stability.

Our primary operations facility is located within our Urbandale, Iowa office facilities in a limited access, temperature-controlled data center with emergency power generation capability. We maintain a backup system for website operations at our co-location center. We replicate website data at various times throughout the day to the co-location facility. Additionally, we have business resumption hardware and software in place at the co-location facility to ensure a smooth transition for the business in case of loss of our Urbandale operations center, and offsite data storage capabilities. We have robust firewalls and switchgear to provide network security, and have used substantial expert assistance in their configuration and testing.

Competition

The market for recruiting services and employment advertising is highly competitive with multiple online and offline competitors. With the evolution of the online recruiting model, there has been an increasing need to provide ease of use and relevance to professionals, as well as an efficient and cost-effective recruitment method for direct employers, recruiters and staffing companies. Additionally, the further development of the Internet has made it easier for new competitors to emerge with minimal barriers to entry. Our ability to maintain our existing customer base and generate new customers depends to a significant degree on the quality of our candidate base, the quality of our services, our pricing and value-added products and services and our reputation among our customers and potential customers. Our competitors include:

•

generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder (owned by Gannett, Tribune, McClatchy and Microsoft), Monster.com, and Yahoo! Hotjobs.com, and which, unlike specialized job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all their hiring needs through a single website;

•

newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards;

•	specialized job boards focused specifically on the industries we service, such as FT.com, ComputerJobs.com and CareerBank.com; and

•	new and emerging competitors, such as aggregators of classified advertising, including SimplyHired, Indeed and Google; Craigslist; and professional networking sites, such as LinkedIn.

Intellectual Property

We seek to protect our intellectual property through a combination of service marks, trademarks, copyrights and other methods of restricting disclosure of our proprietary or confidential information. We have no patents or patent applications pending for our current services and we do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers. We also seek to control access to and distribution of our technology, documentation and other proprietary information.

We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. We have registered the DICE trademark in the United States, Canada and the European community and the JOBSINTHEMONEY and CLEARANCEJOBS.COM trademarks in the United States. We have registered the EFINANCIALCAREERS mark on the Supplemental Register in the United States and have applied for registration of the mark in other jurisdictions. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites, and do not intend to register such copyrights.

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

U.S. and Foreign Government Regulation

Congress has passed legislation that regulates certain aspects of the Internet, including content, copyright infringement, user privacy, advertising and promotional activities, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services and intellectual property ownership.

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

Employees

As of December 31, 2008, we had 283 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Operating Segments

We organize our businesses into the following operating segments, so defined due to similarities in the economic and geographical characteristics, and financial performance of the underlying brands.

•	DCS Online

•	eFinancialCareers

•	Other

The following table summarizes our operating revenues for our products and services, which are described in each of the subsequent operating segment discussions:

	Year ended December 31,
	2008		2007		2006
		(in thousands, except percentages)
Revenues:
DCS Online	$107,329	69%	$102,215	72%	$77,285	93%
eFinancialCareers	37,202	24%	29,658	21%	2,924	3%
Other	10,478	7%	10,477	7%	3,191	4%

Total revenues from continuing operations	$155,009	100%	$142,350	100%	$83,400	100%

Our DCS Online reporting segment is comprised of the Dice and ClearanceJobs career websites. Revenues are derived mostly from sales of recruitment packages to recruiters and employers, which are a combination of job posting slots and access to a searchable database of candidates. Revenues are also generated from the sale of classified job postings to recruiters and employers, along with website advertising.

Our eFinancialCareers reporting segment represents international operations, and is headquartered in the United Kingdom. Revenues are derived from the sale of job postings, access to a searchable database of candidates, classified job postings, and website advertising, although not usually as a package.

Our Other reporting segment is comprised of eFinancialCareers’ North American operations, Targeted Job Fairs, and JobsintheMoney. Revenues are derived from sales of recruitment packages to recruiters and employers, which is a combination of job posting slots and access to a searchable database of candidates. Revenues are also generated from the sale of classified job postings to recruiters and employers, along with website advertising and job fair revenue.

Refer to the notes to our consolidated financial statements for a measure of profit and assets by segment.

Item 1A.	Risk Factors

We may be adversely affected by cyclicality or an extended downturn in the United States or worldwide economy, or in or related to the industries we serve.

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Demand for these professionals, and professionals in the other vertical industries we serve, tends to be tied to economic cycles. Increases in the unemployment rate, specifically in the technology, finance and other vertical industries we serve, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in certain of the vertical industries we serve, such as technology. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2008, the seasonally unadjusted U.S. unemployment rate was 3.4% for computer related occupations, 5.6% in the finance sector and 7.2% overall, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 resulted in decreased demand for our services. During the fourth quarter of 2008 we experienced a 10% decline in revenues compared to the fourth quarter of 2007. As the current economic recession continues, our ability to generate revenue is adversely affected.

In addition, the general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, our operating results, business and financial condition could be significantly harmed by an extended economic downturn or future downturns, especially in regions or industries where our operations are heavily concentrated. Further, we may face increased pricing pressures during such periods. Additionally, the labor market and certain of the industries we serve have historically experienced short term cyclicality. It is difficult to estimate the total number of passive or active job seekers or available job openings in the United States or abroad during any given period. If there is a labor shortage, qualified professionals may be less likely to seek our services, which could cause our customers to look elsewhere for attractive employees. Such labor shortages would require us to intensify our marketing efforts towards professionals so that professionals who post their resumes on our websites remain relevant to our customers, which would increase our expenses. Alternatively, if there is a shortage of available job openings, the number of job postings on our websites could decrease, causing our revenues to decline. Any economic downturn or recession in the United States or abroad for an extended period of time could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We operate in a highly competitive developing market and we may be unable to compete successfully against existing and future competitors.

The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder (owned by Microsoft, Gannett, Tribune and McClatchy), Monster.com, and Yahoo! HotJobs.com, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as ComputerJobs.com, and CareerBank.com. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards. In addition, we face competition from new and emerging competitors, such as aggregators of classified advertising, including SimplyHired, Indeed and Google; Craigslist; and professional networking sites, such as LinkedIn. Many of our customers also seek to hire candidates directly. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, or the qualified professionals who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced. Additionally, job postings and resume posting in the career services industry are not marketed exclusively through any single channel, and accordingly, our competition could aggregate a set of postings similar to ours. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.

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

The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated, with, as of January 2009, approximately 73% having a bachelor’s degree or higher. Our online surveys indicate that 78% of professionals who use Dice.com have more than five years of experience, greater than half have more than 10 years of experience and most are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for candidates elsewhere, which could cause our revenues to decline.

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

Additionally, overall Internet usage could decline if any well publicized compromise of security occurs or if there is a perceived lack of security of information, including credit card numbers and other personal information. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment and online job boards, in particular, have been targeted by hackers who seek to gain unauthorized access to job seeker and customer data for purposes of implementing “phishing” or other schemes. Despite our implementation of firewalls, switchgear and other network security measures, our websites, servers, databases and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. Our systems, like the systems of many other career websites, have been targeted in the past in cyber attacks and hacks and may continue to be subject to such attacks. We will continue to enhance and review our computer systems to try to prevent unauthorized and unlawful intrusions, but in the future it is possible that we may not be able to successfully prevent all intrusions and such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of proprietary or personal information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, or alleviate, problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by computer viruses or other similar disruptive problems and we could inadvertently transmit viruses across our networks to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.

We may be liable with respect to the collection, storage and use of the personal information of our professionals and our current practices may not be in compliance with proposed new laws and regulations.

Our business depends on our ability to collect, store, use and disclose personal data from the professionals who use our websites. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use and sale by various Internet companies of users’ personal information. While we believe we are in compliance with current law, we cannot ensure that we will not be subject to lawsuits or investigations for violations of law. Moreover, our current practices regarding the collection, storage and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state and foreign governments intended to limit the collection and use of user information. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our current practices relating to the collection, storage and use of user information. Our failure to comply with laws and regulations could also lead to adverse publicity and a loss of consumer confidence if it were known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our users had given to us. This could result in a loss of customers and revenue and materially impact the success of our business. Concern among prospective customers and professionals regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers and other personal information, could keep prospective customers from using our career services websites. Internet-wide incidents or incidents with respect to our websites, including misappropriation of our users’ personal information, penetration of our network security, or changes in industry standards, regulations or laws could deter people from using the Internet or our websites to conduct transactions that involve confidential information, which could have a material adverse impact on our business. Additionally, the European Union (“EU”) has adopted a directive, and most of the EU states have adopted laws, that impose restrictions on the collection, use and disclosure of personal data concerning EU residents, and on any transfer of such data outside of the EU. In response to the directive and these laws, which prohibit the transfer of data to countries that are not deemed to have laws that adequately protect data subjects’ privacy rights, other countries have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal data that meet the EU’s standard for adequacy. Directives and privacy acts of these other countries may have an adverse effect on our ability to collect, use, disclose and transfer personal data from users in the applicable countries and consequently may have an adverse effect on our business.

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

We have a substantial amount of indebtedness which could affect our financial condition, and, given the current environment, we may not be able to borrow funds under our revolving credit facility or refinance our indebtedness.

As of December 31, 2008, we had $81.5 million of outstanding indebtedness under our Amended and Restated Credit Facility and we had the ability to borrow an additional $72.3 million. Following the payment of $10.3 million in January 2009 and an additional $10.0 million in early February 2009, we had $61.2 million of outstanding indebtedness under our Amended and Restated Credit Facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

The commitments under the revolving credit facility portion of our Amended and Restated Credit Facility have been syndicated to a number of financial institutions. Given the uncertainty of the credit markets, it is possible that one or more of the lenders will refuse or be unable to satisfy their commitment to lend to us should we need to borrow funds under the revolving credit facility. If borrowings are unavailable to us and we cannot generate sufficient revenues to fund our operations, our business will be adversely affected. In addition, the inability to borrow could hinder growth if we need funds to complete an acquisition.

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

Our potential future growth may strain our resources.

As our operations have expanded, we have experienced a rapid growth in our headcount. We grew from 128 employees at December 31, 2004 to 283 employees at December 31, 2008. Our rapid growth has demanded and will continue to demand substantial resources and attention from our management, including improving our operational and financial systems and expanding, training, retaining and managing our employee base. If we do not effectively manage our growth and expand, train, retain and manage our employee base, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses and reduce our profitability.

Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.

Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our trademarks, trade names and service marks and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied for trademarks and service marks that we use in connection with our business, including DICE, CLEARANCEJOBS.COM, JOBSINTHEMONEY and EFINANCIALCAREERS. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, which could adversely affect our business and reputation.

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

Together, the General Atlantic Stockholders and the Quadrangle Stockholders beneficially own approximately 73% of our outstanding common stock as of January 30, 2009. Accordingly, together the General Atlantic Stockholders and the Quadrangle Stockholders (collectively the “Principal Stockholders”) can exercise significant influence over our business policies and affairs, including the composition of our board of directors, and over any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. The concentration of ownership of the General Atlantic Stockholders and the Quadrangle Stockholders may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of the General Atlantic Stockholders and the Quadrangle Stockholders, even if such events are in the best interests of minority stockholders. In addition, in connection with our IPO, we entered into the Institutional and Management Shareholders Agreement, or the “Institutional Shareholder Agreement,” with the Principal Stockholders and certain of our officers and employees, which we refer to as the “Management Stockholders.” In accordance with the Institutional Shareholder Agreement, each of the Principal Stockholders has the right to designate up to (1) three members of our board of directors if such Principal Stockholder owns 17.5% or more of our common stock, (2) two members of our board of directors if it owns less than 17.5% but at least 10% of our common stock, and (3) one member of our board of directors if it owns less than 10% but at least 5% of our common stock. If a Principal Stockholder owns less than 5% of our common stock, it will no longer be entitled to designate members of our board of directors. Each Principal Stockholder has agreed to vote its shares in favor of the directors designated by the other Principal Stockholder in accordance with the terms of the agreement. Each Principal Stockholder will also have the right to designate one member of our Compensation Committee and one member of our Nominating and Corporate Governance Committee if such Principal Stockholder owns at least 5% of our common stock. Our Institutional Shareholder Agreement and our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against our Principal Stockholders in a manner that would prohibit them from investing in competing businesses or doing business with our clients and customers. To the extent they invest in such other businesses, they may have differing interests than our other stockholders.

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the NYSE rules and, as a result, our stockholders will not have the protections afforded by these corporate governance requirements.

Together, the General Atlantic Stockholders and the Quadrangle Stockholders control more than 50% of the voting power of our common stock. As a result, we are considered a “controlled company” for the purposes of the NYSE listing requirements and therefore we are permitted to opt out of the NYSE listing requirements that would otherwise require our board of directors to have a majority of independent directors and our Compensation and Nominating and Corporate Governance Committees to be comprised entirely of independent directors. For instance, our Chief Executive Officer is a member of our Nominating and Corporate Governance Committee. Additionally, the Institutional Shareholder Agreement requires us to take advantage of the controlled company exemption to the extent it remains available. Accordingly, our stockholders do not have the same protection afforded to stockholders of companies that are subject to all of the NYSE governance requirements and the ability of our independent directors to influence our business policies and affairs may be reduced.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant levels of legal, accounting and other expenses. The Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”) and related rules of the Securities and Exchange Commission, the “Commission,” and the NYSE regulate corporate governance practices of public companies and impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. Compliance with these public company requirements has increased our costs, required additional resources and made some activities more time consuming. We are required to expend considerable time and resources complying with public company regulations.

If we do not meet the continued listing requirements of the NYSE our common stock may be delisted.

Our common stock is listed on the NYSE. The NYSE requires us to continue to meet certain listing standards, including standards related to the trading price of our common stock (e.g., maintaining an average share price of at least $1.00), as well as our global market capitalization (e.g., maintaining an average global market capitalization of at least $75 million). As of February 5, 2009, the closing price of our common stock on the NYSE was $2.95 and our market capitalization was approximately $183.5 million. While we are currently in compliance with the NYSE continued listing requirements, we cannot assure you that we will remain in compliance in light of the current economic crisis which has been driving down the price of stocks. If we do not meet the NYSE’s continued listing standards, we will be notified by the NYSE and we will be required to take corrective action to meet the continued listing standards; otherwise our common stock will be delisted from the NYSE. A delisting of our common stock on the NYSE would reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets. A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are required to satisfy the requirements of Section 404 of Sarbanes Oxley and the related rules of the Commission, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment. We may be unable to remedy before the requisite deadline for those reports. Any failure to remediate deficiencies noted by our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

We are dependent on the continued service of key executives and technical personnel whose expertise would be difficult to replace and, if we fail to retain key executives and personnel, there could be a material adverse effect on our business.

Our performance is substantially dependent on the performance of senior management and key technical personnel. We have employment agreements, which include non-compete provisions, with all members of senior management and certain key technical personnel. However, we cannot assure you that any of these senior managers or others will remain with us or that they will not compete with us in the event they cease to be employees, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, we have not purchased key person life insurance on any members of our senior management. Our future success also depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled technical, management, product and technology, and sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. There has in the past been, and there may in the future be, a shortage of qualified personnel in the career services market. We also compete for qualified personnel with other companies. A loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have a material adverse effect on our business.

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

As a result of the eFinancialGroup Acquisition, we operate in 18 markets around the world. For the year ended December 31, 2008, approximately 24% of our total revenues were generated outside of the United States. Such amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar, which could affect our results of operations. To date, we have not engaged in exchange rate hedging activities and our Amended and Restated Credit Facility contains a restrictive covenant which limits our ability to hedge currency risk. Even were we to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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

Our future growth depends on our ability to expand operations in international markets. We may have limited experience or we may need to rely on business partners in these markets, and our future growth will be materially adversely affected if we are unsuccessful in our international expansion efforts.

We operate local websites in numerous markets around the world. Our future growth will depend significantly on our ability to expand our brands and product offerings in additional international markets. As we expand into new international markets, we will have only limited experience in marketing and operating our products and services in such markets. In other instances, we may have to rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting the online career and commerce medium and, as a result, our operations in international markets may not develop at a rate that supports our level of investment.

A write-off of all or a part of our goodwill would hurt our operating results and reduce our net worth.

We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2008, we had $137 million of goodwill on our balance sheet, which represented approximately 49% of our total assets. We are not permitted to amortize goodwill under U.S. accounting standards and instead are required to review goodwill at least annually for impairment. During 2008, goodwill of $7.2 million related to eFinancialCareers’ U.S. operations was written off. In the event impairment is identified again in the future, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off in future periods of all or a part of our goodwill would hurt our operating results and net worth. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any properties. Our corporate headquarters are located at 3 Park Avenue, New York, New York. We currently lease approximately 5,000 square feet at our corporate headquarters, under a sublease expiring in September 2009. We lease approximately 39,000 square feet of office space in two facilities in Urbandale, Iowa under two separate lease arrangements. We lease approximately 10,000 square feet of space to house our eFinancialCareers operation in London, England. We also have small sales offices in Cincinnati, Ohio; Singapore; and Sydney, Australia.

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

Market Information

Our common stock is listed on the NYSE and commenced trading on July 18, 2007 under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock. The high and low quarterly closing sales prices for the common stock for 2008 and 2007 were as follows:

	2008				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Third Quarter	Fourth Quarter
Low	$5.97	$6.29	$5.96	$2.62	$7.81	$7.95
High	$9.37	$9.04	$9.24	$6.68	$13.90	$13.09

Holders

As of January 30, 2009, there were 55 stockholders of record of our common stock and the last reported sale price of our stock as reported by the NYSE was $2.86. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

Dividend Policy

While we did declare and pay dividends prior to our IPO, we have not declared or paid any cash dividends on our stock as a public company. We currently anticipate that all future earnings will be retained by the Company to support our long-term growth strategy. Accordingly, we do not anticipate paying periodic cash dividends on our stock for the foreseeable future.

Furthermore, we are restricted by our Amended and Restated Credit Agreement from paying cash dividends.

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

Use of Proceeds

We completed an IPO of our common stock under a Registration Statement on Form S-1, as amended (File No. 333-141876), which became effective on July 17, 2007. The aggregate offering price of the common stock sold by us resulted in net proceeds of approximately $81.0 million to us. We have used those proceeds to repay outstanding indebtedness under our Amended and Restated Credit Facility.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information required by this item as of December 31, 2008 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	9,653,074	$2.77	2,059,424
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	9,653,074	$2.77	2,059,424

See also Item 7. “Management Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on July 18, 2007 (the date on which our common stock was first traded on the NYSE) through December 31, 2008 (the last trading day of our common stock on the NYSE in 2008) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on July 17, 2007. All values assume reinvestment of the full amount of all dividends, if any.

Comparative Returns

The returns shown on the graph do not necessarily predict future performance.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report.

The following consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc. (“Successor”), which are included elsewhere in this Annual Report. The consolidated statements of operations data for the four months ended December 31, 2005 and the consolidated balance sheet data as of December 31, 2005 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc. (“Successor”), which are not included in this Annual Report. The consolidated statements of operations data for the year ended December 31, 2004, and the eight months ended August 31, 2005, and the consolidated balance sheet data as of August 31, 2005 and December 31, 2004 have been derived from the audited consolidated financial statements and related notes of Dice Inc. (“Predecessor”), that do not appear in this Annual Report.

	Dice Holdings, Inc. (Successor)				Dice Inc. Reorganized (Predecessor)
	For the year ended December 31,			For the four months ended December 31, 2005	For the eight months ended August 31, 2005(2)	For the year ended December 31, 2004(1)
	2008	2007	2006(3)
	(in thousands, except per share information)
Revenues	$155,009	$142,350	$83,400	$16,975	$33,864	$32,232

Operating expenses:
Cost of revenues	9,862	8,647	4,628	1,181	2,358	2,392
Product development	4,425	4,188	2,359	597	1,048	1,557
Sales and marketing	57,019	53,427	33,456	8,106	13,708	15,002
General and administrative	21,277	19,194	10,263	2,880	4,612	6,246
Depreciation	3,689	2,971	1,699	350	956	2,030
Amortization of intangible assets	16,641	19,051	13,092	4,168	1,112	1,378
Impairment of goodwill and intangible assets	7,213	2,879	—	—	—	—

Total operating expenses	120,126	110,357	65,497	17,282	23,794	28,605

Operating income	34,883	31,993	17,903	(307)	10,070	3,627
Interest expense	(9,552)	(13,104)	(4,788)	(1,914)	(15)	(44)
Interest income	1,647	1,047	234	42	479	237
Other expense	(2,568)	—	—	(105)	(160)	(17)

Income from continuing operations before income taxes	24,410	19,936	13,349	(2,284)	10,374	3,803
Income tax expense (benefit)	9,573	6,692	5,110	(839)	4,325	2,162

Income (loss) from continuing operations	$14,837	$13,244	$8,239	$(1,445)	$6,049	$1,641

Discontinued operations:
Income (loss) from discontinued operations	519	(1,584)	(2,767)	(577)	(666)	267
Income tax benefit (expense) from discontinued operations	—	3,981	1,010	211	258	(106)
Minority interest in net loss of subsidiary	—	(134)	296	89	224	—

Income (loss) from discontinued operations, net of tax	519	2,263	(1,461)	(277)	(184)	161
Net income (loss)	15,356	15,507	6,778	(1,722)	5,865	1,802
Convertible preferred stock dividends	—	(107,718)	(11,180)	—	—	—

Income (loss) attributable to common stockholders	$15,356	$(92,211)	$(4,402)	$(1,722)	$5,865	$1,802

Basic earnings (loss) per share (4):
From continuing operations	$0.24	$(3.34)	$(31.89)	$(15.67)	$302.56	$82.08
From discontinued operations	0.01	0.08	(15.86)	(3.00)	(9.20)	8.05

	$0.25	$(3.26)	$(47.75)	$(18.67)	$293.36	$90.13

Diluted earnings (loss) per share (4):
From continuing operations	$0.23	$(3.34)	$(31.89)	$(15.67)	$270.51	$77.27
From discontinued operations	0.01	0.08	(15.86)	(3.00)	(8.23)	7.58

	$0.24	$(3.26)	$(47.75)	$(18.67)	$262.28	$84.85

Weighted average shares outstanding:
Basic	62,194	28,256	92	92	20	20
Diluted	65,345	61,416	59,873	51,632	22	21

	Dice Holdings, Inc. (Successor)				Dice Inc. Reorganized (Predecessor)
	For the year ended December 31,			For the four months ended December 31, 2005	For the eight months ended August 31, 2005(2)	For the year ended December 31, 2004(1)
	2008	2007	2006(3)
	(in thousands, except per share information)
Other Financial Data:
Net cash provided by operating activities	$54,176	$55,653	$40,852	7,922	16,262	14,017
Depreciation and amortization	20,330	22,022	14,791	4,518	2,068	3,408
Capital expenditures	(3,971)	(3,527)	(2,800)	(556)	(1,756)	(1,046)
Net cash provided by (used for) investing activities	(10,341)	(2,760)	(66,547)	(164,738)	5,452	(9,597)
Net cash provided by (used for) financing activities	(43,196)	(1,167)	27,964	160,381	(61)	(411)
Deferred revenue (5)	40,758	46,230	34,383	16,947	15,576	10,358

	Dice Holdings, Inc. (Successor)				Dice Inc. Reorganized (Predecessor)
	At December 31,				At August 31, 2005	At December 31, 2004
	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$55,144	$57,525	$5,684	$3,324	$33,940	$11,945
Goodwill and intangible assets, net	196,535	238,345	256,626	186,346	16,098	17,567
Total assets	283,169	341,587	302,327	207,818	64,562	52,090
Long-term debt, including current portion	81,500	124,400	89,000	49,000	—	—
Total stockholders’ equity	123,506	120,627	134,335	110,261	41,432	35,460

(1)	Reflects the acquisition of ClearanceJobs in September 2004.
(2)	Reflects the acquisition of Targeted Job Fairs in January 2005.
(3)	Reflects the eFinancialGroup Acquisition on October 31, 2006.
(4)	Basic and diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding for the period. The impact of preferred stock outstanding and common stock options outstanding at December 31, 2007 and 2006, were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for those periods.
(5)	Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects our increased ability to sign customers to long-term contracts. We recorded deferred revenue of $16.1 million on our consolidated balance sheet, as of August 31, 2005, prior to purchase accounting adjustments related to the 2005 Acquisition. As required by generally accepted accounting principles in the United States, or “U.S. GAAP,” in determining the fair value of the liabilities assumed under purchase accounting, the acquired deferred revenue is to be recorded at fair value to the extent it represents an assumed legal obligation. We estimated our obligation related to deferred revenue as a result of the 2005 Acquisition using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill our deferred revenue obligation in connection with the 2005 Acquisition were based on our expected future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $6.0 million, to $10.1 million. The reduction negatively impacted revenues by $3.6 million and $2.1 million for the periods ended December 31, 2005 and 2006, respectively. Similarly, we recorded deferred revenue for eFinancialGroup at the date of the acquisition of $3.6 million, prior to purchase accounting adjustments. We estimated our obligation related to deferred revenue based on future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue for eFinancialGroup by $2.4 million, to $1.2 million. The reduction negatively impacted revenues by $1.5 million and $918,000 during the year ended December 31, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. See also “Note Concerning Forward-Looking Statement.”

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, and the failure to attract qualified professionals or grow the number of qualified professionals who use our websites. These factors and others are discussed in this Annual Report on Form 10-K under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our quarterly reports on Form 10-Q all of which are available on the Investor Relations page of our website at www.diceholdingsinc.com.

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

Our Company

Through our predecessors, we have been in the technology recruiting and career development business for 18 years. In 1999, the Dice.com service was acquired by Earthweb Inc., an Internet technology content provider, which at the time of the acquisition was a publicly held company with its common stock traded on the NASDAQ National Market. During 2000, Earthweb Inc. (which subsequently changed its name to Dice Inc.) made a strategic decision to focus on technology recruiting and career development and exited the technology content-based business.

From its inception through 2003, Dice Inc. sustained net operating losses and negative cash flows and during that period was primarily dependent upon its ability to raise debt and equity financing through public or private offerings in order to fund its operations. In addition, beginning in 2001, Dice Inc.’s liquidity issues worsened as a result of a decline in the demand for its products and services stemming from the downturn in the general labor market and more specifically in the technology labor market and due to the significant amount of indebtedness Dice Inc. had incurred. As a result, in 2002 Dice Inc. began pursuing discussions with the largest holder of its then outstanding debt securities regarding a pre-packaged Chapter 11 plan of reorganization under the United States Bankruptcy Code.

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

On October 31, 2006, Dice Holdings, Inc. acquired all of the outstanding capital stock of eFinancialGroup. eFinancialGroup operated the career websites eFinancialCareers.com, which targets financial services professionals and employers worldwide, and JobsintheMoney.com, which targets the finance and accounting job market in the United States, and a financial publishing business, eFinancialNews. As consideration for the acquisition, Dice Holdings, Inc. paid the stockholders of eFinancialGroup £56.5 million (or approximately $106.3 million at the exchange rate in effect on October 31, 2006) in cash and issued 3,628,992 shares of its Series A convertible preferred stock valued at $25.2 million. Immediately after the acquisition, Dice Holdings, Inc. sold eFinancialNews back to certain of eFinancialGroup’s former stockholders for approximately $41.6 million in cash. Operating results of eFinancialGroup and JobsintheMoney occurring subsequent to the eFinancialGroup Acquisition are included in the consolidated operating results of Dice Holdings, Inc. Total consideration for eFinancialGroup, excluding eFinancialNews, was $89.9 million (which amount includes the value of 3,628,992 shares of the Series A convertible preferred stock of Dice Holdings, Inc. issued as partial consideration for the eFinancialGroup Acquisition).

We have provided certification test preparation and assessment products for technology professionals through our subsidiary, MeasureUp. In February 2007, we decided to abandon the MeasureUp business after assessing the long-term economic viability of MeasureUp in light of its projected operating losses and the lack of an operational or strategic fit with our core business, and after unsuccessfully attempting to sell the business. We ceased all significant business activities of MeasureUp on March 30, 2007. Our historical financial statements present MeasureUp as a discontinued operation. Revenue for MeasureUp for the years ended December 31, 2007 and 2006 totaled $835,000 and $3.5 million, respectively.

CyberMediaDice Careers Limited was a joint venture between Dice India and CyberMedia (India) Limited (“CyberMedia”), and the largest targeted vertical career website for technology professionals in India. During the fourth quarter 2007, we decided to exit the joint venture. We completed the sale on January 28, 2008, following the completion of all legal documents and conditions of the sale. Our historical financial statements present CMD as a discontinued operation. Revenue for Dice India for the years ended December 31, 2008, 2007, and 2006 were $37,000, $501,000, and $260,000, respectively. Dice India experienced operating losses of $92,000, $1.3 million, and $1.3 million, respectively over the same periods.

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

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. In the United States, we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. Internationally, our job postings and access to our resume databases are often sold separately and not as a single package. We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At December 31, 2008, Dice.com had approximately 7,600 total recruitment package customers and our other websites collectively served approximately 2,300 customers, including some customers who are also customers of Dice.com, as of the same date. Our revenues from continuing operations have grown significantly from $32.2 million in 2004 to $155.0 million in 2008; a greater than 48% CAGR.

The key factors influencing our revenue growth over this period are:

•

increased adoption of our services by direct employers, staffing companies and recruiting firms that seek to recruit, place, or hire professionals in the communities we serve, which contributed to an increase in revenues of approximately $78 million; and

•	the eFinancialGroup Acquisition, which contributed to an increase in revenues of $44.4 million.

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

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Accordingly, significant increases or decreases in the unemployment rate, labor shortages or a decrease in available jobs, specifically in the technology, finance and other vertical industries we serve, can have a material affect on our revenues and results of operations. The recent significant increase in the unemployment rate and shortage of available jobs has caused a decrease in the number of job posting openings on our websites, which in turn negatively impacts our revenues and income. During the fourth quarter of 2008, total revenues declined 10% as compared to the fourth quarter of 2007. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. We saw a decline in the number of customers served at Dice.com from approximately 8,800 customers to approximately 7,600 customers during the fourth quarter of 2008. If the slowdown in recruitment activity continues, as projected, our future revenues and results of operations will be negatively impacted.

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

Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on Dice.com, Clearancejobs.com, efinancialcareers.com, and Jobsinthemoney.com. Certain of our arrangements include multiple deliverables, which consist of access to job postings and access to a searchable database of resumes. In the absence of higher-level specific authoritative guidance, we determine the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within our control. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage, if shorter.

Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $16.1 million on our consolidated balance sheet, as of August 31, 2005, prior to purchase accounting adjustments related to the 2005 Acquisition. As required by U.S. GAAP, in determining the fair value of the liabilities assumed under purchase accounting, the acquired deferred revenue is to be recorded at fair value to the extent it represents an assumed legal obligation. We estimated our obligation related to deferred revenue as a result of the 2005 Acquisition using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill our deferred revenue obligation in connection with the 2005 Acquisition were based on our expected future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $6.0 million, to $10.1 million. The reduction negatively impacted revenues $2.1 million for the period ended December 31, 2006. Similarly, we recorded deferred revenue for eFinancialGroup at the date of the acquisition of $3.6 million, prior to purchase accounting adjustments. We estimated our obligation related to deferred revenue based on future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue for eFinancialGroup by $2.4 million, to $1.2 million. The reduction negatively impacted revenues by $1.5 million and $918,000 during the years ended December 31, 2007 and 2006, respectively.

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

The significant assets acquired and liabilities assumed from our acquisitions consist of intangible assets, goodwill and deferred revenue. Fair values of the technology and trademarks were determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. Fair values of the customer lists were estimated using the discounted cash flow method based on projections of the amounts and timing of future revenues and cash flows, discount rates and other assumptions as deemed appropriate. Fair values of the candidate database were determined based on the estimated cost to acquire a seeker applied to the number of active seekers as of the acquisition date. The acquired deferred revenue is recorded at fair value as it represents an assumed legal obligation. We estimated our obligation related to deferred revenue using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a reasonable profit margin. The estimated costs to fulfill our deferred revenue obligation were based on our expected future costs to fulfill our obligation to our customers. Goodwill is the amount of purchase price paid for an acquisition that exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

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

Goodwill

As a result of our various acquisitions, we have recorded goodwill. We record goodwill when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

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

The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Fair values are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to our websites and investments to improve our candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

During the fourth quarter of 2008, we determined the goodwill at eFinancialCareers’ U.S. reporting unit was impaired. The fair value of this reporting unit was determined by a discounted cash flow methodology. Cash flow projections for this reporting unit decreased significantly during the fourth quarter of 2008 due to the decline in recruitment activity in financial services. A non-cash charge of $7.2 million was recorded during the year ended December 31, 2008 for the impairment of goodwill at eFinancialCareers’ U.S. reporting unit. The charge is reflected as Impairment of goodwill and intangible assets on the Consolidated Statements of Operations.

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

We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test is performed annually as of August 31. No impairment was indicated during 2008.

The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in Financial Accounting Standards Board (the “FASB”) SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have concluded that based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that the deferred tax assets will be used in the future, net of valuation allowances.

As of December 31, 2007 we had net operating loss carry forwards for federal income tax purposes of approximately $31.8 million, substantially all of which will be used in our tax filings for the year ended December 31, 2008.

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

The fair value of options granted during the years ended December 31, 2008, 2007 and 2006, was estimated on the grant date using Black-Scholes option-pricing model with the weighted average assumptions in the table below. Because our stock was not publicly traded during all of the periods during which options were granted, the average historical volatility rate for a similar entity was used. The expected life of the options granted was derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Periods Ended December 31,
	2008	2007	2006
The weighted average fair value of options granted	$2.06	$1.41	$1.52
Dividend yield	0.00%	0.00%	0.00%
Weighted avarage risk free interest rate	2.14%	4.62%	4.64%
Weighted average expected volatility	47.78%	35.54%	36.84%
Expected life (in years)	4	4	4

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

The following table details the values determined for each option grant in 2006 and for the period in 2007 prior to our stock becoming publicly traded. At such dates our stock and our company were valued as follows (dollars in millions except per share amounts):

	Net Debt(3)	Discount for Lack of Marketability	Dice Equity Value on a Minority Non-Marketable Basis		Exercise Price per Share		Number of Options Granted
Option Grants
May 2, 2006	$35.0	40%	$190.0	(1)	$3.52		137,839
November 1, 2006	$89.7	(2)	$367.9	(2)	$5.97		1,011,895
December 5, 2006	$85.0	(2)	$367.9	(2)	$5.97		135,534
January 31, 2007	$83.1	40%	$392.0	(1)	$6.55		18,440
January 31, 2007	$83.1	40%	$392.0	(1)	$8.27	(4)	628,804
March 27, 2007	$187.5	10%	$413.0	(1)	$6.89		192,698
May 9, 2007	$183.7	10%	$436.0	(1)	$7.11		117,094

(1)	The fair value was determined based on a contemporaneous internal valuation prepared by management with the appropriate levels of competency.
(2)	The fair value was determined based on a third party transaction involving our preferred stock issued in connection with the eFinancialGroup Acquisition. The equity value of $6.94 per share determined in the eFinancialGroup Acquisition was further reduced by the incurrence of indebtedness and the dilutive effect of previously issued stock options. Our Board of Directors determined that the strike price for options issued at the time of the eFinancialGroup Acquisition should be at the value of the preferred shares less certain reductions related to leverage and dilution.
(3)	Net debt consists of debt less cash held by us.
(4)	These options were granted at an exercise price above fair value of the common stock.

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

As a result of the commencement of this process, beginning with the March 27, 2007 grant, a total discount of 10% was applied. The discount was reduced from 40% used on January 31, 2007 due to the increasing likelihood of an IPO. Reducing the discount from 40% to 20% for the January 31, 2007 stock option grant would have resulted in additional stock compensation expense of approximately $260,000 on an annual basis over a four year period beginning January 31, 2008. The impact of this change would be insignificant to our results of operations when compared to 2007 revenues of $83.4 million, 2006 Adjusted EBITDA of $36.0 million, and 2006 income from continuing operations of $7.7 million. Additionally, there would be no impact on our debt covenants for any additional stock compensation expense.

In our calculation using the guideline company method, we used multiples of revenue, net income and EBITDA of comparable companies. As a private company, we believed it was appropriate to weight these three multiples in determining our stock price because we deemed all three measures to be appropriate for measurement. The multiples of revenue, net income and EBITDA used at each of the stock option grant dates during 2007 and 2008 were as follows:

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

Recent Developments

Impairment of Goodwill

During the fourth quarter of 2008, we determined that the goodwill at eFinancialCareers’ U.S. reporting unit was impaired. The fair value of this reporting unit was determined by a discounted cash flow methodology. Cash flow projections for this reporting unit decreased significantly during the fourth quarter of 2008 due to the decline in recruitment activity in financial services. A non-cash charge of $7.2 million was recorded during the year ended December 31, 2008 for the impairment of goodwill at eFinancialCareers’ U.S. reporting unit. The charge is reflected as Impairment of goodwill and intangible assets on the Consolidated Statements of Operations.

Long-term Debt

In addition to making our quarterly amortization payment on the term loan in 2009, we prepaid $10.0 million in mid-January 2009 and an additional $10.0 million in early February 2009. All payments were on the term loan portion of our Amended and Restated Credit Facility. As of February 9, 2009, we had $61.2 million outstanding under the term loan. The $72.3 million available under the revolving credit facility remains undrawn.

Income Taxes

During the fourth quarter of 2008, the Company made cash tax payment of $3.4 million, primarily related to its non-U.S. tax filings. The company expects to be a full cash taxpayer in both the U.S. and non-U.S. for its 2009 tax filings.

CyberMedia Dice

On January 28, 2008, we sold our equity stake in the CyberMedia Dice joint venture to an affiliate of CyberMedia. CyberMedia Dice results were previously reported in the other segment. Pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results from operations, assets and liabilities from the joint venture have been classified as “held for sale”, and classified as discontinued operations for all periods presented herein.

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

The significant increase in the unemployment rate and shortage of available jobs has caused a decrease in the number of job postings on our websites, which in turn negatively impacts our revenues and income. During the fourth quarter of 2008, revenues decreased 10% as compared to the fourth quarter of 2007. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. We saw a decline in the number of customers served at Dice.com from approximately 8,800 customers to approximately 7,600 customers during the fourth quarter of 2008. If the slowdown in recruitment activity continues, projected, our future revenues and results of operations will be negatively impacted.

Results of Operations

Our historical financial information discussed in this Annual Report on Form 10-K has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2008, 2007 and 2006. Consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	6.4%	6.1%	5.5%
Product development	2.9%	2.9%	2.8%
Sales and marketing	36.8%	37.5%	40.1%
General and administrative	13.7%	13.5%	12.3%
Depreciation	2.4%	2.1%	2.0%
Amortization of intangible assets	10.7%	13.4%	15.7%
Impairment of goodwill and intangible assets	4.7%	2.0%	0.0%

Total operating expenses	77.5%	77.5%	78.5%

Operating income	22.5%	22.5%	21.5%
Interest expense	(6.2%)	(9.2%)	(5.7%)
Interest income	1.1%	0.7%	0.3%
Other expense	(1.7%)	0.0%	0.0%

Income from continuing operations before income taxes	15.7%	14.0%	16.0%
Income tax expense	6.2%	4.7%	6.1%

Income from continuing operations	9.6%	9.3%	9.9%
Income (loss) from discontinued operations, net of tax	0.3%	1.6%	(1.8%)

Net income	9.9%	10.9%	8.1%

Comparison of Years Ended December 31, 2008 and 2007

Revenues

	Year ended December 31,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
DCS Online	$107,329	$102,215	$5,114	5.0%
eFinancialCareers	37,202	29,658	7,544	25.4%
Other	10,478	10,477	1	0.0%

Total revenues	$155,009	$142,350	$12,659	8.9%

Our revenues were $155.0 million for the year ended December 31, 2008 compared to $142.4 million for the same period in 2007, an increase of $12.7 million, or 8.9%.

We experienced growth in the DCS Online segment of $5.1 million, or 5.0%, as a result of a $10.1 million increase in revenues from existing customers, offset by a decline in revenues generated from new customers of $4.3 million and job postings purchased directly through our websites of $0.6 million. Our recruitment package customers decreased from approximately 8,700 at December 31, 2007 to approximately 7,600 at December 31, 2008, nearly all of which occurred during the fourth quarter of 2008, reflecting a decrease in demand due to the economic contraction in the United States. Average revenue per recruitment package customer remained flat from the year ended December 31, 2007 to the year ended December 31, 2008.

The eFinancialCareers segment demonstrated significant revenue growth of $7.5 million, or 25.4%, mainly driven by investments in key European and Asian markets driving an increase the number of customers who use our sites, combined with increased production from a growing sales force and strong performance from markets in which we have recently entered, offset by a $2.9 million unfavorable effect of currency translation from pound sterling to U.S. dollars. We experienced strong revenue gains in our top European markets, with the United Kingdom, our most mature market, generating 4.4% growth, Continental Europe and the Middle East markets growing revenues at 65.0%, and Southeast Asia, our newest market, growing 97.7% year-over-year.

Cost of Revenues

	Year ended December 31,			Percent Change
	2008	2007	Increase
	(in thousands, except percentages)
Cost of revenues	$9,862	$8,647	$1,215	14.1%
Percentage of revenues	6.4%	6.1%

Our cost of revenues for the year ended December 31, 2008 were $9.9 million compared to $8.6 million for the same period in 2007, an increase of $1.2 million, or 14.1%. The increase in cost of revenues was driven by our DCS Online segment, which was $1.3 million higher than 2007, primarily due to an increase in software costs needed to maintain our websites. Additionally, there was an increase in costs as a result of increasing the number of network operations personnel we employ, which was needed in order to support an increase in user activity and compliance activity. Cost of revenues for the eFinancialCareers segment decreased $136,000, due mostly to a favorable effect from currency translation from pound sterling to U.S. dollar.

Product Development Expenses

	Year ended December 31,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Product Development	$4,425	$4,188	$237	5.7%
Percentage of revenues	2.9%	2.9%

Product development expenses for the year ended December 31, 2008 were $4.4 million compared to $4.2 million for the same period in 2007, an increase of $237,000 or 5.7%. The increase was driven mostly by the eFinancialCareers segment, which increased $261,000, or 25.9% from 2007 to 2008, relating to an increase in consulting fees and salaries and benefit costs for the product development team in the United Kingdom who support eFinancialCareers websites serving Europe, the Middle East, Asia Pacific and North America.

Sales and Marketing Expenses

	Year ended December 31,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Sales and Marketing	$57,019	$53,427	$3,592	6.7%
Percentage of revenues	36.8%	37.5%

Sales and marketing expenses for the year ended December 31, 2008 were $57.0 million compared to $53.4 million for the same period in 2007, an increase of $3.6 million, or 6.7%.

Advertising costs for the DCS Online segment were $21.3 million for the year ended December 31, 2008 compared to $20.1 million for the same period in 2007, an increase of $589,000, or 3.0%. The increase was primarily due to an increase in our online advertising spending, including our new brand awareness initiatives, direct mail and email campaigns and radio advertising campaigns we conducted during the year ended December 31, 2008, offset by managed reductions in job seeker marketing. As revenues have grown, we have increased our advertising spending.

In the case of Dice.com, approximately 75% of our advertising and marketing spending has been focused on increasing the number of professionals who visit Dice.com and their levels of activity on the website. We have increased the amount we spend on online media, particularly paid search programs, in order to drive more traffic to the website and we continue to spend on technology-focused websites. Additionally, we invested in more brand awareness and radio advertising campaigns during the year ended December 31, 2008. We have also increased our visibility at job seeker events in targeted markets and the amount of spending on maintaining the loyalty of existing professionals who already use the website. We have increased the amount we spend to reach employers and recruiters who pay to use our website services. A majority of the spending increase is in direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers.

The salaries, commissions, and benefits component of sales and marketing expense for the U.S. businesses was $14.3 million for the year ended December 31, 2008, which was consistent with the costs during the same period in 2007.

For the eFinancialCareers segment, we increased overall marketing expense by $2.1 million to $6.9 million for the year ended December 31, 2008 from $4.8 million for the year ended December 31, 2007. The increase was to elevate eFinancialCareers’ exposure in the less penetrated markets of Continental Europe, Asia, and the Middle East, and to support traffic growth across all markets. Sales costs for eFinancialCareers outside of North America increased $261,000 primarily due to increased commissions driven by higher sales during the year ended December 31, 2008 as compared to the same period in 2007.

General and Administrative Expenses

	Year ended December 31,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
General and administrative	$21,277	$19,194	$2,083	10.9%
Percentage of revenues	13.7%	13.5%

General and administrative expenses for the year ended December 31, 2008 were $21.3 million compared to $19.2 million for the same period in 2007, an increase of $2.1 million, or 10.9%.

Our U.S. businesses incurred an increase in general and administrative expenses of $2.2 million in the year ended December 31, 2008 as compared to the same period in the prior year. Of this increase, stock-based compensation expenses were $1.5 million due to the additional expense for options and restricted stock issued after December 31, 2006 and the reduction in the strike price of stock options in March 2007. Additionally, we incurred an increase in professional fees and additional other costs of being a public company of approximately $900,000. Increased costs of being a public company include insurance, audit fees, and investor relations and internal audit personnel.

General and administrative expense for eFinancialCareers decreased $155,000 in the year ended December 31, 2008, as compared to the same period in 2007. The decrease was primarily from favorable foreign exchange rates, offset by higher rent expense due to moving to new office space in mid-2007 and an increase in the provision for doubtful accounts, which is consistent with eFinancialCareers’ revenue growth.

Depreciation

	Year ended December 31,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Depreciation	$3,689	$2,971	$718	24.2%
Percentage of revenues	2.4%	2.1%

Depreciation expense for the year period ended December 31, 2008 was $3.7 million compared to $3.0 million for the same period in 2007, an increase of $718,000, or 24.2%. The increase was due to a greater depreciable fixed asset balance during the year ended December 31, 2008 compared to the same period in 2007 as a result of continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Year ended December 31,		Decrease	Percent Change
	2008	2007
	(in thousands, except percentages)
Amortization	$16,641	$19,051	$(2,410)	-12.7%
Percentage of revenues	10.7%	13.4%

Amortization expense for the year period ended December 31, 2008 was $16.6 million compared to $19.1 million for the same period in 2007, a decrease of $2.4 million, or 12.7%. Amortization expense in the year ended December 31, 2008 decreased due to certain intangible assets from the eFinancialCareers Acquisition becoming fully amortized in the last half of 2007 and due to the $2.9 million write-off of intangible assets of JobsintheMoney.com in the fourth quarter of 2007.

Impairment of Intangible Assets

	Year ended December 31,		Increase	Percent Change
	2008	2007
	(in thousands, except percentages)
Impairment of goodwill and intangible assets	$7,213	$2,879	$4,334	150.5%
Percentage of revenues	4.7%	2.0%

During fourth quarter 2008 and as a result of our annual impairment test, we determined a reduction in the carrying value of our eFinancialCareers U.S. reporting unit was warranted, based on a combination of factors, including the current and anticipated environment for financial services recruitment activity and the subsequent impact on future cash flows. As a result, a non-cash charge of $7.2 million, roughly half of the carrying value of the eFinancialCareers U.S. reporting unit, was recorded for the impairment of goodwill.

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

Operating Income

Operating income for the year ended December 31, 2008 was $34.9 million compared to $32.0 million for the same period in 2007, an increase of $2.9 million, or 9.0%. The increase is primarily the result of the increase in revenues from both the DCS Online and eFinancialCareers segments, lower amortization costs and the favorable effect on expenses of currency translation from pound sterling to U.S. dollars, offset by an unfavorable effect on revenue from currency translation and increases in operating costs.

Interest Expense

	Year ended December 31,		Decrease	Percent Change
	2008	2007
	(in thousands, except percentages)
Interest expense	$9,552	$13,104	$(3,552)	-27.1%
Percentage of revenues	6.2%	9.2%

Interest expense for the year ended December 31, 2008 was $9.6 million compared to $13.1 million for the same period in 2007, a decrease of $3.6 million, or 27.1%. The decrease in interest expense was due to a larger amount of borrowings outstanding in the year ended December 31, 2007, on average, as compared to the same period in 2008. We made borrowings under our Amended and Restated Credit Facility in March 2007, which were used to pay a dividend in March 2007 and to refinance the indebtedness outstanding under our prior credit facility. Also, the interest rates on our debt during the year ended December 2008 were lower than rates during the same period of 2007, primarily due to the decline in LIBOR rates between these periods. A portion of the March 2007 borrowings were repaid with proceeds from our IPO in July 2007. Furthermore, in addition to making our amortization and excess cash flow payments during 2008, $21.4 million of borrowings on the term loan facility were paid in September 2008 and $18.8 million of borrowing were paid in October 2008.

Interest Income

Interest income for the year ended December 31, 2008 was $1.6 million compared to $1.0 million for the same period in 2007, an increase of $600,000. The increase in interest income was due to larger cash and marketable securities balances in the year ended December 31, 2008, on average, as compared to the same period in 2007. The increased cash balance was due to cash generated from operations and cash from our IPO.

Other Expense

Other expense for the year ended December 31, 2008 totaled $2.6 million, from changes in the fair value of our interest rate swap agreements. In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. The fair value of the swap agreements are reflected as an Interest rate hedge liability on the Consolidated Balance Sheets. During the first quarter of 2008, the Company elected hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivates, as amended. Subsequent to that election, the interest rate swap agreements became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restate Credit Facility as the swap agreements do not contain a rate floor. As the swaps are ineffective and we do not expect them to be effective in the future, the Company discontinued applying hedge accounting under SFAS 133 during the fourth quarter of 2008.

Income Taxes

	Year ended December 31,
	2008	2007
	(in thousands, except percentages)
Income from continuing operations before income taxes and minority interest	$24,410	$19,936
Income tax expense	9,573	6,692
Effective tax rate	39.2%	33.6%

The effective income tax rate for the year ended December 31, 2008 was 39.2% compared to 33.6% for the same period in 2007. The increase in the current period rate was impacted by a fourth quarter 2008 goodwill impairment charge of $7.2 that has no tax benefit as well as a $1.6 million tax benefit related to a $4.6 million payment made to the holders of vested stock options in lieu of dividends in the prior period. This increase in the current period rate was partially offset by a $1.3 million tax benefit recognized in the second quarter of 2008 related to our determination that our foreign earnings will be indefinitely invested as well as the favorable impact of a decrease in non-U.S. statutory rates and changes related to state tax legislation compared to the prior period. We expect our quarterly effective tax rate to approximate 35% in future periods.

As of December 31, 2008 and 2007, we had net operating loss carry forwards for U.S. income tax purposes of approximately $0.3 million and $31.8 million, respectively. The remaining 2008 amount of $0.3 is related to state income tax filings for which a $0.2 valuation allowance has been established.

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	Year Ended December 31,
	2008	2007
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	1.0%	0.5%
State taxes, net of federal effect	0.8%	2.0%
Payment in lieu of dividends on vested options	—	(8.1%)
Impairment charge with no tax benefit	10.3%	—
Foreign earnings indefinitely reinvested	(5.5%)	—
Difference between foreign and U.S. rates	(4.2%)	2.0%
Other	1.8%	2.2%

Effective tax rate	39.2%	33.6%

Discontinued Operations

Discontinued operations represent the operations Dice India, our interest in a joint venture with CyberMedia. We sold our interest in the CyberMedia Dice joint venture in January 2008. Accordingly, the results of operations from these segments are reflected as discontinued operations for all periods presented. Income from discontinued operations, net of tax, for the year ended December 31, 2008 was $519,000.

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

Our cost of revenues for the year ended December 31, 2007 were $8.6 million compared to $4.6 million for the same period in 2006, an increase of $4.0 million, or 87%. The increase was primarily due to the inclusion of the results of operations of eFinancialGroup in 2007, which led to an increase of $2.5 million. An increase in cost of revenues was experienced at DCS Online of $1.0 million, due to an increase in salaries and benefits as a result of an increase in the number of network operations and customer support personnel we employed, which was needed in order to support an increase in the number of job postings and user activity. Additionally, cost of revenues at Targeted Job Fairs increased $421,000 due to an increase in the number and type of career fairs conducted.

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

Advertising costs for the DCS Online segment were $20.1 million for the year ended December 31, 2007 compared to $15.9 million for the same period in 2006, an increase of approximately $4.2 million, or 26%. This increase was primarily due to an increase in our online advertising spending and the number of email and direct mail campaigns conducted during the year ended December 31, 2007. As our revenues have grown, we have increased our advertising spending.

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

General and administrative expenses for the year ended December 31, 2007 were $19.2 million compared to $10.3 million for the same period in 2006, an increase of $8.9 million, or 87%. The inclusion of the results of operations of eFinancialGroup in 2007 led to $4.3 million of this increase. An increase in stock-based compensation of $2.6 million was experienced due to the additional expense for options issued in late 2006 and early 2007 and due to the reduction in the strike price of the options in March 2007. Additionally, Dice Holdings, Inc. experienced an increase in professional fees of $740,000 and additional other costs of being a public company of approximately $530,000.

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

	Year Ended December 31,
	2007	2006
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	0.5%	—
State taxes, net of federal effect	2.0%	4.0%
Payment in lieu of dividends on vested options	(8.1%)	—
Difference between foreign and U.S. rates	2.0%	(0.7%)
Other	2.2%	—

Effective tax rate	33.6%	38.3%

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

Liquidity and Capital Resources

We have summarized our cash flows for the years ended December 31, 2008, 2007 and 2006 (in thousands).

	Year Ended December 31,
	2008	2007	2006
Cash provided by operating activities	$54,176	$55,653	$40,852
Cash used for investing activities	(10,341)	(2,760)	(66,547)
Cash provided by (used for) financing activities	(43,196)	(1,167)	27,964

We have financed our operations primarily through cash provided by operating activities, our IPO, and the use of our Amended and Restated Credit Facility. At December 31, 2008, we had cash, cash equivalents and marketable securities of $61.6 million compared to $57.7 million at December 31, 2007. Marketable securities are comprised of highly liquid debt instruments of the U.S. government and government agencies and corporate debt securities.

Our principal sources of liquidity are cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. In addition, at December 31, 2008, we had $72.3 million in borrowing capacity under our Amended and Restated Credit Facility. We believe that our existing cash, cash equivalents, marketable securities, cash generated from operations and available borrowings under our Amended and Restated Credit Facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, given the uncertainty of the credit markets, it is possible that one or more lenders under the revolving portion of the credit facility may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a further decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Comparison of Years Ended December 31, 2008 and 2007

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, impairment of goodwill and intangible assets, and loss on interest rate hedges, and for the effect of changes in working capital. Net cash provided by operating activities was $54.2 million and $55.7 million for the years ended December 31, 2008 and 2007, respectively. The cash provided by operating activities during these periods was consistent primarily due to net income being consistent between the periods, while non-cash items increased by $11.5 million and the changes in working capital decreased by $11.5 million. The working capital changes were primarily due to the reduction in cash generated from changes in accounts receivable and deferred revenue, both due to the reduction in billings in the fourth quarter of 2008, as compared to the fourth quarter of 2007.

Investing Activities

Cash used for investing activities during the years ended December 31, 2008 and 2007 was $10.3 million and $2.8 million respectively. Cash used for investing in the year ended December 31, 2008 was primarily attributable to purchases of marketable securities, partially offset by sales of marketable securities, and due to capital expenditures of $4.0 million. Capital expenditures are generally comprised of computer hardware, software, and website development costs. Cash used for investing activities during the year ended December 31, 2007 was attributed to capital expenditures.

Financing Activities

Cash used for financing activities during the year ended December 31, 2008 was $43.2 million resulting primarily from payments on Amended and Restated Credit Facility. Cash used for financing activities during the year ended December 31, 2007 of $1.2 million was from dividends paid and cash payments in lieu of dividends totaling $112.5 million, payments under our credit facilities of $77.6 million, payments for financing costs of $2.4 million, and payments of costs related to our IPO of $2.9 million, offset by proceeds from our Amended and Restated Credit Facility of $113.0 million and proceeds from our IPO of $81.0 million.

Comparison of Years Ended December 31, 2007 and 2006

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and for the effect of changes in working capital. Net cash provided by operating activities was $55.7 million and $40.9 million for the years ended December 31, 2007 and 2006, respectively. The increase in cash provided by operating activities during these periods was primarily due to higher revenue in part due to the eFinancialGroup Acquisition and increased net income. The increase in net income is primarily related to higher revenue due to an increase in the number of customers and an increase in the price charged for recruitment packages and job postings.

Investing Activities

Cash used for investing activities during the years ended December 31, 2007 and 2006 of $2.8 million and $66.5 million, respectively. Cash used for investing in the year ended December 31, 2007 was primarily attributable to capital expenditures. Capital expenditures are generally comprised of computer hardware, software, and website development costs. Cash used for investing activities during the year ended December 31, 2006 was attributed to the eFinancialGroup Acquisition ($63.2 million) and capital expenditures.

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

On July 23, 2007, we completed our IPO. We sold 6,700,000 shares of our common stock and selling stockholders sold an additional 10,000,000 shares of common stock at a price of $13.00 less underwriting discounts. The selling stockholders granted the underwriters a 30-day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at a price of $13.00, less underwriting commissions. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. The proceeds, net of underwriting commissions received by us, were $81.0 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used the proceeds from the offering to repay outstanding indebtedness under the Amended and Restated Credit Facility.

We anticipate capital expenditures in 2009 to be approximately $2 to $3 million.

Amended and Restated Credit Facility

On March 21, 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature on March 21, 2012. Quarterly payments of $250,000 on the term loan facility began in third quarter 2007. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility.

Immediately prior to entering into the Amended and Restated Credit Facility, we had $81.0 million outstanding under our prior facility. On March 21, 2007, we borrowed an additional $113.0 million under the Amended and Restated Credit Facility, resulting in total borrowings of $194.0 million. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at a LIBOR rate plus 3.25% or a reference rate plus 1.75%. We used a portion of the net proceeds received from our IPO on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. During 2008, we repaid $42.9 million of the term loan. Borrowings at December 31, 2008 included $81.5 million under our term loan facility.

In addition to making our quarterly amortization payment on the term loan, we prepaid $10.0 million in mid-January 2009 and an additional $10.0 million in early February 2009. These payments were all on the term loan facility and resulted in outstanding borrowings at February 9, 2009 of $61.2 million. Additionally, the $72.3 million available under the revolving credit facility remains undrawn.

In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011.

Our existing and future domestic subsidiaries unconditionally guarantee our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the individual assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants and requirements, including a Senior Leverage Ratio, Fixed Charge Coverage Ratio, and Minimum Adjusted EBITDA covenant and an Excess Cash Flow payment requirement. The Company was in compliance with all such covenants and requirements as of December 31, 2008. Refer to Note 8 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of December 31, 2008:

	Payments by period
	Total	2009	2010-2011	2012-2013	Thereafter
	(in thousands)
Term loan facility	$81,500	$1,000	$2,000	$78,500	$—
Operating lease obligations	2,782	1,012	1,546	224	—

Total contractual obligations	$84,282	$2,012	$3,546	$78,724	$—

We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of December 31, 2008, we had $81.5 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. In addition to making our quarterly amortization payment on the term loan, we prepaid $10.0 million in mid-January 2009 and an additional $10.0 million in early February 2009. These payments were all on the term loan facility and resulted in outstanding borrowings at February 9, 2009 of $61.2 million. See Note 8 “Indebtedness” in our consolidated financial statements for additional information related to our revolving facility.

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate. As discussed above, outstanding borrowings at February 9, 2009 were $61.2 million. We also have two interest rate swap agreements which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% until January 2, 2010 and $20.0 million of LIBOR-based debt at 6.37% until February 11, 2011. Assuming a rate of 6.25% on our debt and payments on the swap agreements, interest payments in 2009, 2010-2011, 2012-2013, are expected to be $6.9 million, $9.0 million, and $940,000, respectively and none thereafter.

As of December 31, 2008, we have recorded approximately $5.3 million of unrecognized tax benefits as liabilities in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2008, are $1.6 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2008, are $3.7 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations.

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

Foreign Exchange Risk

As a result of the eFinancialGroup Acquisition on October 31, 2006, we conduct business in an additional 18 markets around the world, with the majority of our foreign operations conducted in the United Kingdom. For the years ended December 31, 2008 and 2007, approximately 24% and 21% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and the subsequent translation of the pound sterling to U.S dollars. We currently do not hedge currency risk as our Amended and Restated Credit Facility places limitations on our ability to hedge currency risk.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2008 our translation adjustment, net of tax decreased stockholders’ equity by $15.6 million. As of December 31, 2007 our translation adjustment, net of tax increased stockholders’ equity by $3.1 million. The change from 2007 to 2008 is primarily attributable to the strengthening of the U.S. dollar against the pound sterling.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility and related to our interest rate swap agreements. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either a LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of December 31, 2008, we had outstanding borrowings of $81.5 million under our Amended and Restated Credit Facility. During January 2009, we paid $10.3 million of borrowings (includes our quarterly amortization payment on the term loan) and in February 2009 we paid an additional $10.0 million, resulting in outstanding borrowings at February 9, 2009 of $61.2 million. If interest rates increased by 1.0%, interest expense in 2009 on our current borrowings and swap arrangements would decrease by approximately $810,000. The decrease in interest expense is the result of the interest rate swaps becoming more effective as rates rise and due to current LIBOR rates being more than 1.0% below the floor that we pay on our LIBOR based borrowings.

In December 2007, we entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, we entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. During 2008, the interest rate swaps became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swaps do not contain a rate floor.

We also have interest rate risk related to our portfolio of marketable securities and money market accounts. Our marketable securities and money market accounts will produce less income than expected if market interest rates fall.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dice Holdings, Inc.

Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of Dice Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dice Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE, LLP

Des Moines, Iowa

February 18, 2009

DICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

(in thousands, except per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$55,144	$57,525
Marketable securities	6,497	150
Accounts receivable, net of allowance for doubtful accounts of $1,504 and $1,631	12,653	19,112
Deferred income taxes—current	1,346	13,750
Prepaid and other current assets	2,219	2,582
Current assets of discontinued operations	—	195

Total current assets	77,859	93,314
Fixed assets, net	5,938	5,768
Acquired intangible assets, net	59,119	78,572
Goodwill	137,416	159,773
Deferred financing costs, net of accumulated amortization of $2,085 and $1,252	2,708	3,541
Other assets	129	484
Non-current assets of discontinued operations	—	135

Total assets	$283,169	$341,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,306	$11,971
Deferred revenue	40,758	46,230
Current portion of long-term debt	1,000	2,850
Income taxes payable	2,195	3,697
Current liabilities of discontinued operations	—	1,404

Total current liabilities	54,259	66,152
Long-term debt	80,500	121,550
Deferred income taxes—non-current	15,998	26,256
Interest rate hedge liability	2,568	—
Other long-term liabilities	6,338	7,002

Total liabilities	159,663	220,960

Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued and outstanding: 62,210 and 62,173 shares, respectively	622	622
Additional paid-in capital	226,432	220,222
Accumulated other comprehensive income (loss)	(15,557)	3,130
Accumulated deficit	(87,991)	(103,347)

Total stockholders’ equity	123,506	120,627

Total liabilities and stockholders’ equity	$283,169	$341,587

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

	For the year ended December 31,
	2008	2007	2006
Revenues	$155,009	$142,350	$83,400

Operating expenses:
Cost of revenues	9,862	8,647	4,628
Product development	4,425	4,188	2,359
Sales and marketing	57,019	53,427	33,456
General and administrative	21,277	19,194	10,263
Depreciation	3,689	2,971	1,699
Amortization of intangible assets	16,641	19,051	13,092
Impairment of goodwill and intangible assets	7,213	2,879	—

Total operating expenses	120,126	110,357	65,497

Operating income	34,883	31,993	17,903
Interest expense	(9,552)	(13,104)	(4,788)
Interest income	1,647	1,047	234
Other expense	(2,568)	—	—

Income from continuing operations before income taxes	24,410	19,936	13,349
Income tax expense	9,573	6,692	5,110

Income from continuing operations	14,837	13,244	8,239

Discontinued operations:
Gain (loss) from discontinued operations	519	(1,584)	(2,767)
Income tax benefit from discontinued operations	—	3,981	1,010
Minority interest in net income (loss) of subsidiary	—	(134)	296

Income (loss) from discontinued operations, net of tax	519	2,263	(1,461)

Net income	15,356	15,507	6,778
Convertible preferred stock dividends	—	(107,718)	(11,180)

Income (loss) attributable to common stockholders	$15,356	$(92,211)	$(4,402)

Basic earnings (loss) per share:
From continuing operations	$0.24	$(3.34)	$(31.89)
From discontinued operations	0.01	0.08	(15.86)

	$0.25	$(3.26)	$(47.75)

Weighted average basic shares outstanding	62,194	28,256	92
Diluted earnings (loss) per share:
From continuing operations	$0.23	$(3.34)	$(31.89)
From discontinued operations	0.01	0.08	(15.86)

	$0.24	$(3.26)	$(47.75)

Weighted average diluted shares outstanding	65,345	28,256	59,873

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2006, 2007 and 2008

(in thousands, except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total

	Shares	Amount	Shares	Amount
Balance at December 31, 2005	51,540	$515	92	$1	$111,473	$(1,722)	$(6)	$110,261

Net income						6,778		6,778
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $786							1,833	1,833
Net unrealized gain on available-for-sale securities, net of tax of $1							2	2

Total comprehensive income								8,613

Stock based compensation					1,467			1,467
Issuance of preferred stock to acquire eFinancial Group Limited	3,629	37			25,137			25,174
Convertible preferred stock dividends declared ($0.22 per share)						(11,180)		(11,180)

Balance at December 31, 2006	55,169	552	92	1	138,077	(6,124)	1,829	134,335

Net income						15,507		15,507
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $550							1,296	1,296
Net unrealized gain on available-for-sale securities, net of tax of $2							5	5

Total comprehensive income								16,808

Stock based compensation					4,100			4,100
Preferred and common stock dividends declared ($1.95 per share)						(112,500)		(112,500)
Implementation of FASB Interpretation No. 48						(230)		(230)
Conversion of preferred securities to common stock	(55,169)	(552)	55,169	552				—
Proceeds from initial public offering, net of expenses incurred of $3,239			6,700	67	77,694			77,761
Exercise of common stock options			212	2	351			353

Balance at December 31, 2007	—	—	62,173	622	220,222	(103,347)	3,130	120,627

Net income						15,356		15,356
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0							(18,720)	(18,720)
Net unrealized gain on available-for-sale securities, net of tax of $19							33	33

Total comprehensive income (loss)								(3,331)

Stock based compensation					5,590			5,590
Excess tax benefit over book expense from stock options exercised					562			562
Restricted stock issued			16
Exercise of common stock options			21		58			58

Balance at December 31, 2008	—	$—	62,210	$622	$226,432	$(87,991)	$(15,557)	$123,506

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	For the year ended December 31,
	2008	2007	2006
Cash flows provided by operating activities:
Net income	$15,356	$15,507	$6,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,689	2,971	1,699
Amortization of intangible assets	16,641	19,051	13,092
Deferred income taxes	2,915	(2,452)	3,127
Gain on sale of joint venture	(611)	—	—
Amortization of deferred financing costs	833	795	352
Share based compensation	5,590	4,100	1,467
Impairment of goodwill and intangible assets	7,213	2,879	—
Loss on interest rate hedges	2,568	—	—
Changes in operating assets and liabilities (before effects of Acquisition):
Accounts receivable	4,443	(4,127)	(4,717)
Prepaid expenses and other assets	51	(1,266)	(45)
Accounts payable and accrued expenses	(327)	4,282	154
Income taxes payable	135	(284)	(789)
Deferred revenue	(3,570)	11,831	16,168
Other, net	(750)	2,366	3,566

Net cash provided by operating activities	54,176	55,653	40,852

Cash flows used for investing activities:
Purchases of fixed assets	(3,971)	(3,527)	(2,800)
Purchases of marketable securities	(49,208)	(200)	(200)
Maturities and sales of marketable securities	42,838	999	596
Acquisition of eFinancial Group Limited, net of cash acquired of $3,857	—	—	(104,738)
Proceeds from the sale of eFinancialNews Limited	—	—	41,560
Amounts paid under Targeted Job Fairs acquisition agreement	—	—	(965)
Other, net	—	(32)	—

Net cash used for investing activities	(10,341)	(2,760)	(66,547)

Cash flows provided by (used for) financing activities:
Proceeds from long-term debt	—	113,000	77,000
Payments on long-term debt	(42,900)	(77,600)	(37,000)
Dividends paid on convertible preferred stock	—	(107,718)	(11,180)
Dividends paid on common stock	—	(180)	—
Payments to holders of vested stock options in lieu of dividends	—	(4,602)	—
Financing costs paid	—	(2,364)	(856)
Proceeds from initial public offering	—	81,003	—
Payment of costs related to initial public offering	(354)	(2,884)	—
Proceeds from stock option exercises	58	353	—
Other	—	(175)	—

Net cash provided by (used for) financing activities	(43,196)	(1,167)	27,964

Effect of exchange rate changes	(3,020)	115	91

Net change in cash and cash equivalents for the year	(2,381)	51,841	2,360
Cash and cash equivalents, beginning of year	57,525	5,684	3,324

Cash and cash equivalents, end of year	$55,144	$57,525	$5,684

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

The Company provides online recruiting and career development services. DHI provides services to hire, train and retain technology, engineering, finance, accounting, financial services and security-cleared professionals through its principal operating subsidiaries. DCSI operates career management services for technology, engineering and security-cleared professionals. DHI, through its subsidiaries eFC and JitM, operates career management services for finance, accounting and financial services professionals. See Note 4.

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

Job fair booth rentals. Job fair revenues are derived from renting booth space to recruiters and employers. Revenue from these sales is recognized when the job fair is held. Certain customers purchase access to resumes obtained at these career fairs, which revenue is recognized on a per event basis over the period of the contract.

Advertising revenue. Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time an e-mail is sent to registered members.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk—Substantially all of the Company’s cash, cash equivalents and marketable securities have been invested in a diversified portfolio of high quality money market instruments, debt instruments of U.S. government agencies and corporate debt securities with readily determinable quoted market values. The money market instruments comprise short-term bank deposits and money market funds invested in U.S. treasury securities, U.S. government agency securities, European government securities and United Kingdom government securities. The Company believes it is not exposed to any significant credit risk.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2008, 2007 and 2006.

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Dice’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Statements of Cash Flows—All bank deposits and money market accounts are considered cash and cash equivalents.

The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	For the year ended December 31,
	2008	2007	2006
Supplemental cash flow information:
Interest paid	$8,026	$12,846	$3,809
Taxes paid	6,553	320	816
Non-cash investing and financing activities:
Issuance of preferred stock to acquire eFinancialGroup Limited	$—	—	$25,174
Capital expenditures on fixed assets included in accounts payable and accrued expenses	57	59	323
Costs for IPO included in accounts payable and accrued expenses	—	358	—

Marketable Securities—The Company’s marketable securities are generally comprised of U.S. government and agency securities and corporate debt securities with readily determinable quoted market values. Marketable securities are classified and accounted for as available-for-sale and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders’ equity. If management determines that an unrealized loss is other-than-temporary, such loss will be charged to the statement of operations. There were no other-than-temporary charges during 2008, 2007 or 2006.

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

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obtained for Internal Use (“SOP 98-1”). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized.

Website Development Costs—The Company capitalizes certain costs incurred in designing, developing, testing and implementing enhancements to its websites. These costs are amortized over the enhancement’s estimated useful life, which approximates two years. Costs related to the planning and post implementation phases of website development efforts are expensed as incurred.

Goodwill—Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company performs an annual test in the third quarter of each year for the goodwill from the Dice Inc. Acquisition, and during the fourth quarter of each year for the goodwill from the eFinancialCareers Acquisition, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. Fair value is determined either using a discounted cash flow methodology under the income approach or a combination of the income and market approaches, depending on the reporting unit being valued. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

A non-cash charge of $7.2 million was recorded during the year ended December 31, 2008 for the impairment of goodwill at eFinancialCareers’ U.S. reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology. Cash flow projections for this reporting unit decreased significantly during the fourth quarter of 2008 due to the decline in recruitment activity in financial services. The loss is recorded as Impairment of goodwill and intangible assets on the Consolidated Statements of Operations.

Indefinite-Lived Acquired Intangible Assets—The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company performs an annual test in the third quarter of each year for the infinite-lived acquired intangible asset from the Dice Inc. Acquisition, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded indefinite-lived acquired intangible assets are impaired. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to their carrying value. Fair value is determined using the profit allocation method. The determination of whether or not indefinite-lived acquired intangible asset have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of indefinite-lived intangible assets.

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

Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 was $33.2 million, $31.4 million, $19.0 million, respectively.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes—The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are stock based compensation, amortization of intangible assets, net operating loss carry forwards and deferred revenue.

Stock-Based Compensation—The Company has two plans to grant stock options to certain employees and directors of the Company and its subsidiaries. See Note 12.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt, as of December 31, 2008 and 2007 was approximately $64 million and $119 million, respectively, based on an estimate of current rates for debt of the same remaining maturities.

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

Reclassification—A reclassification on the Consolidated Statements of Cash Flows was made to combine the cash flows from discontinued operations with cash flows from continuing operations as allowed by FASB Statement No. 95, Statement of Cash Flows.

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

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock. The Company calculates diluted EPS under the if-converted method unless the conversion of the convertible preferred stock is anti-dilutive to basic EPS. To the extent convertible preferred stock is anti-dilutive, the Company calculates diluted EPS under the two class method to include the effect of potential common shares. See Note 16.

New Accounting Pronouncements— In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. As a basis for considering assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as flows:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position 157-2: Effective Date of FASB Statement No. 157 (“FSP 157-2”) delayed the implementation of SFAS 157 for certain non-financial assets and liabilities. The Company partially adopted SFAS 157 in the first quarter of 2008. The adoption did not have an impact on the Company’s consolidated financial statements. The Company did not adopt SFAS 157 as it relates to goodwill and other intangible assets due to the delay allowed by FSP 157-2. Money market funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. The money market funds and marketable securities are valued using quoted prices in the market. The interest rate hedge liabilities are valued using observable inputs from a third party provider. The assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2008 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2008

Money market funds	$33,957	$—	$—	$33,957
Marketable securities	6,496	—	—	6,496
Interest rate hedge liability	—	2,568	—	2,568

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS 159 in the first quarter of 2008 choosing not to elect the fair value measurement option for any of its assets and liabilities, therefore resulting in

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

no changes to its consolidated financial statements. The Company will continue to evaluate items on a case-by-case basis for consideration of the fair value option.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. These statements change the accounting for business combinations and noncontrolling interests (minority interests in current U.S. GAAP) including requiring more assets acquired and liabilities assumed to be measured at fair value, requiring liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, requiring the acquirer in preacquisition periods to expense all acquisition-related costs and requiring noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Both statements are to be applied prospectively and were adopted by the Company on January 1, 2009. The standards have no impact to the Company’s financial statements in 2008.

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

Summary results of operations for the former MeasureUp operating segment prior to ceasing operations were as follows (in thousands):

	For the year ended December 31,
	2007	2006
Revenues	$835	$3,476
Operating expenses:
Cost of revenues	173	521
Product development	600	1,282
Sales and marketing	288	929
General and administrative	332	513
Depreciation	16	83
Amortization	—	570
Impairment of intangible assets	—	1,040
Other expense (income)	(331)	—

Total operating expenses	1,078	4,938

Operating loss	(243)	(1,462)
Income tax benefit	3,997	541

Income (loss) from discontinued operations	$3,754	$(921)

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no assets or liabilities associated with MeasureUp as of December 31, 2008 or 2007. The income tax benefit in 2007 is the result of abandoning the operations of MeasureUp. Intangible assets related to MeasureUp were written off in 2006. There was no goodwill associated with MeasureUp.

Dice India—Dice India entered into a joint venture agreement with CyberMedia (India) Limited (“CyberMedia”) in 2004 to form CyberMedia Dice (“CMD”), an online technology-focused career website for the posting of technology-related jobs based in India. Dice India, a wholly owned subsidiary of Dice Holdings, Inc., owned a majority of CMD. During the fourth quarter of 2007, Dice India decided to exit the joint venture, after assessing the long-term economic viability of the business in light of its operating losses. The Company sold its interest in the joint venture to an affiliate of CyberMedia in January 2008. Accordingly, the Company has reflected the related assets, liabilities, and results of operations from this segment as discontinued operations for all periods presented. Expenses that are not directly identified to Dice India or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations. Summary results of operations for Dice India were as follows (in thousands):

	For the year ended December 31,
	2008	2007	2006
Revenues	$37	$501	$260
Operating expenses:
Cost of revenues	14	254	196
Sales and marketing	40	1,132	1,044
General and administrative	75	354	195
Depreciation	—	102	130

Total operating expenses	129	1,842	1,565

Operating loss	(92)	(1,341)	(1,305)
Gain on sale of joint venture	611	—	—
Income tax benefit (expense)	—	(16)	469
Minority interest income (loss)	—	(134)	296

Income (loss) from discontinued operations	$519	$(1,491)	$(540)

The assets and liabilities of Dice India were as follows as of December 31, 2007 (in thousands):

Cash	$5
Prepaid and other current assets	190

Current assets of discontinued operations	$195

Fixed assets, net	$135

Non-current assets of discontinued operations	$135

Accounts payable and accrued expenses	$1,288
Deferred revenue	95
Other liabilities	21

Current liabilities of discontinued operations	$1,404

4.    ACQUISITION OF eFINANCIALGROUP LIMITED

On October 31, 2006, DHI acquired all of the outstanding shares of eFG which operates career management services for finance, accounting and capital markets and financial services professionals. At the time of the

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition, eFG was comprised of (1) eFinancialCareers Limited, a global financial markets career website for capital markets and financial services professionals, (2) JobsintheMoney.com, a career website for accounting and finance professionals in the United States, and (3) eFinancialNews Limited (“eFN”), which publishes financial news periodicals.

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

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following pro forma condensed consolidated results of operations for the year ended December 31, 2006 assume that the acquisition of eFG was completed as of January 1, 2006 (in millions except per share amounts):

Revenues	$101.7

Net loss	$(0.2)

Loss per share	$(123.43)

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

5.    MARKETABLE SECURITIES

DHI’s marketable securities are stated at fair value. The following tables summarize the Company’s marketable securities as of December 31, 2008 and 2007 (in thousands):

	As of December 31, 2008
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$5,028	$18	$5,046
U.S. Government and agencies	1 to 5 years	1,404	36	1,440
Corporate debt securities	1 to 5 years	11	—	11

Total		$6,443	$54	$6,497

	As of December 31, 2007
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$149	$1	$150

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    FIXED ASSETS, NET

Fixed assets, net consist of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Computer equipment and software	$10,066	$7,435
Furniture and fixtures	603	467
Leasehold improvements	1,560	1,627
Capitalized website development costs	1,966	1,096

	14,195	10,625
Less: Accumulated depreciation and amortization	(8,257)	(4,857)

Fixed assets, net	$5,938	$5,768

7.    ACQUIRED INTANGIBLE ASSETS, NET

In September 2007, the Company launched a redesigned JobsintheMoney website with an expectation that, together with an increased investment in marketing, overall performance for employers, recruiters, and finance and accounting professionals would improve. While the functionality of the website improved, there was no measurable improvement in financial performance. Therefore, the carrying value of the intangible assets for JobsintheMoney, acquired as part of the eFinancialGroup Acquisition, was reduced to zero from $2.9 million during 2007.

Below is a summary of the major acquired intangible assets and the weighted average amortization period for the acquired identifiable intangible assets (in thousands):

	As of December 31, 2008
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$(10,168)	$(126)	$2,126	3.75 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	6,400	(3,086)	(644)	2,670	5 years
Customer lists	36,361	(23,035)	(953)	12,373	4.5 years
Candidate database	17,440	(14,427)	(63)	2,950	3.75 years

Acquired intangible assets, net	$111,621	$(50,716)	$(1,786)	$59,119

	As of December 31, 2007
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,700	$(6,926)	$149	$(280)	$5,643	3.75 years
Trademarks and brand names—Dice	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,600	(1,888)	292	(1,200)	4,804	5 years
Customer lists	36,700	(15,222)	529	(339)	21,668	4.5 years
Order backlog	2,000	(2,037)	37	—	—	—
Candidate database	18,500	(10,050)	67	(1,060)	7,457	3.75 years
Leasehold interests	154	(162)	8	—	—	—

Acquired intangible assets, net	$116,654	$(36,285)	$1,082	$(2,879)	$78,572

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the carrying value of the acquired finite-lived intangible assets recorded as of December 31, 2008, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

2009	$13,304
2010	6,078
2011	737

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

Immediately prior to entering into the amended agreement, the Company had $81.0 million outstanding under the then existing facility. On March 21, 2007, the Company borrowed an additional $113.0 million under the amended agreement. The Company used a portion of the net proceeds that it received from its initial public offering on July 23, 2007 to repay $51.0 million of the outstanding indebtedness under the Amended and Restated Credit Facility. Total payments of $42.9 million were made on the Term Loan during 2008. In addition to making the quarterly amortization payment on the term loan in January 2009, the Company prepaid $10.0 million in mid-January 2009 and an additional $10.0 million in early February 2009. All payments were made on the Term Loan and resulted in outstanding borrowings of $61.2 million as of February 9, 2009. The $72.3 million available under the revolving credit facility remains undrawn.

The Company’s existing and future domestic subsidiaries unconditionally guarantee borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the personal assets of each of the borrowers and guarantors.

The Amended and Restated Credit Facility also contains certain financial covenants, including the following:

•

Senior Leverage Ratio, which requires the ratio of senior debt to adjusted EBITDA for the most recently completed 12 months to exceed certain thresholds. The senior leverage ratio is tested on a quarterly basis. As of December 31, 2008, the senior leverage ratio was required to be no greater than 3.50:1.00.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

Fixed Charge Coverage Ratio, which requires the ratio of (i) adjusted EBITDA for the most recently completed 12 months less income tax expense and capital expenditures to (ii) the sum of scheduled debt repayments and net interest expense to be in excess of certain thresholds. The fixed charge coverage ratio is tested on a quarterly basis. As of December 31, 2008 the fixed charge coverage ratio was required to be in excess of 1.50:1.00.

•

Minimum Adjusted EBITDA, requires adjusted EBITDA for the most recently completed 12 months to exceed certain thresholds if the senior leverage ratio is greater than or equal to 3.0:1.0. Minimum Adjusted EBITDA is tested on a quarterly basis. As of December 31, 2008, minimum adjusted EBITDA would have been required to be $50.0 million if our senior leverage ratio had been equal to or greater than 3.0:1.0.

The Company is also subject to a cap on annual capital expenditures and is limited in the ability to make certain acquisitions, to hedge currency and interest rate risks, to repurchase its stock, and to pay dividends. As of December 31, 2008, the Company was in compliance with all of the financial and other covenants under our Amended and Restated Credit Facility.

The terms of the Amended and Restated Financing Agreement require the annual prepayment of a portion of the debt based on an annual determination of excess cash flow, as defined under the agreement, and on the leverage ratio at the end of each calendar year. The prepayment is applied 75% to the Revolving Loan Facility and 25% to the Term Loan Facility. The excess cash flow reflects Adjusted EBITDA, reduced for certain items, including cash interest payments, the quarterly mandatory payments and loan servicing fees. For the period ended December 31, 2007, an excess cash flow payment of $2.1 million was paid during 2008. Due to voluntary payments made on the debt during 2008, the Company will not be required to make an excess cash flow payment on the Term Loan Facility during 2009.

The amounts borrowed and terms of the financing agreement as of December 31, 2008 and 2007 are as follows (dollars in thousands):

	December 31, 2008	December 31, 2007
Maximum Available Under Revolving Credit Facility	$72,250	$75,000
Maximum Available Under Term Loan Facility	$81,500	$124,400
Amounts Borrowed:
LIBOR Rate Loans	$81,200	$108,400
Reference Rate Loans	300	16,000

Total Borrowed	$81,500	$124,400

Interest Rates:
LIBOR Option:
Interest Margin	3.25%	3.25%
Minimum LIBOR rate	3.00%	3.00%
Actual Interest Rates	6.25% to 7.1325%	8.03% to 8.49%
Reference Rate Option:
Interest Margin	1.75%	1.75%
Minimum Reference Rate	6.00%	6.00%
Actual Interest Rate	7.75%	9.00%

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities as of December 31, 2008 are as follows (in thousands):

2009	$1,000
2010	1,000
2011	1,000
2012	78,500

Total minimum payments	$81,500

In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. The fair value of the swap agreements are reflected as an Interest rate hedge liability on the Consolidated Balance Sheets. During the first quarter of 2008, the Company elected hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivates, as amended. Subsequent to that election, the interest rate swap agreements became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swap agreements do not contain a rate floor. As the swaps are ineffective and the Company does not expect them to be effective in the future, the Company discontinued applying hedge accounting under SFAS 133 during the fourth quarter of 2008. The change in the fair value of the swap agreements is reflected as Other expense on the Consolidated Statements of Operations. A liability of $2.6 million is reflected in the Consolidated Balance Sheets as of December 31, 2008.

Subsequent to December 31, 2008, the Company has paid $20.3 million of the outstanding balance on Term Loan facility, resulting in a balance of $61.2 million outstanding on February 9, 2009. The Company’s interest rate swap agreements on a total notional amount of $80.0 million exceed the outstanding debt balance.

9.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through July 2012. Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

2009	$1,012
2010	799
2011	747
2012	224

Total minimum payments	$2,782

Rent expense was $1.2 million, $933,000, and $640,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Litigation

The Company is subject to various claims from taxing authorities, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable and the amounts are estimable. Although the outcome of these legal matters cannot be determined, it is the opinion of

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, operations or liquidity.

10.    EQUITY TRANSACTIONS

Convertible Preferred Stock—Prior to the Company’s initial public offering, its certificate of incorporation provided for the authorization of the Board of Directors (“Board”) at its discretion to issue up to 57,625,000 shares of convertible preferred stock with a par value of $0.01. At the time of issuance, the Board had the discretion as to the designation of each issuance, voting rights, dividend rights and rates, if any, redemption price and liquidation preference, among other provisions.

On August 31, 2005, 51,539,800 shares of convertible preferred stock were issued in exchange for total cash consideration of $111.8 million.

On October 31, 2006, 3,628,992 shares of convertible preferred stock were issued in connection with the acquisition of eFG described in Note 4. Each share was valued at that date at $6.94 for total consideration of $25.2 million.

The Company determined that there was no embedded beneficial conversion feature attributable to the convertible preferred stock, since the initial conversion price of the preferred stock was equal to the issuance price, which was negotiated and agreed between the Company and the external investor on an arm’s length basis and, which was determined by management to approximate the fair value of the Company’s common stock at the commitment date since there was no existence of a public or active market of the Company’s common stock, nor were there any cash transactions involving the Company’s common shares that occurred prior to this date.

All of the shares of Series A convertible preferred stock were converted into shares of the Company’s common stock in July 2007. The rights, preferences, privileges and restrictions granted to and imposed on the convertible preferred stock are as set forth below. These provisions are related to the preferred stock that was outstanding during the period and the Company currently has no preferred stock outstanding. The Company’s amended and restated certificate of incorporation permits the terms of any preferred stock to be determined at the time of issuance.

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

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Preferred Stock conversion—The terms of the Company’s Series A convertible preferred stock allow the holders of 66 2/3 % of such stock to require that all outstanding shares of the Series A convertible preferred stock be converted into an equal number of shares of common stock at any time. The holders of 66 2/3% of all outstanding shares of the Series A convertible preferred stock agreed to require that all outstanding shares of the Company’s Series A convertible preferred stock be converted into an equal number of shares of the Company’s common stock immediately prior to the consummation of an initial public offering. All of the shares of Series A convertible preferred stock were converted into shares of the Company’s common stock in July 2007.

Initial public offering—On July 23, 2007, the Company completed its initial public offering (“IPO”). The Company sold 6,700,000 shares of its common stock and selling stockholders sold an additional 10,000,000 shares of common stock at a price of $13.00 per share less underwriting commissions. The selling stockholders granted the underwriters a 30 day option to purchase up to an additional 2,505,000 shares of the Company’s common stock at a price of $13.00 per share less underwriting commissions. On August 16, 2007, the underwriters exercised the option to acquire 292,000 of those shares. The proceeds, net of underwriting commissions, received by the Company, were $81.0 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company used the proceeds to repay outstanding indebtedness under the Amended and Restated Credit Facility.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The unrealized gain (loss) on marketable securities available-for-sale and foreign currency translation adjustments impact comprehensive income (loss). Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	Year ended December 31,
	2008	2007	2006

Interest rate swap agreements:
Balance at beginning of year	$—	$—	$—
Changes in fair value, net of tax	218	—	—
Amounts reclassified into earnings, net of tax	(218)	—	—

Balance at end of year	—	—	—

Unrealized gains (losses) on securities:
Balance at beginning of year	1	(4)	(6)
Unrealized gains (losses) for the year, net of tax	38	5	2
Realized (gain) losses on securities included in net income	(5)	—	—

Balance at end of year	34	1	(4)

Foreign currency translation:
Balance at beginning of year	3,129	1,833	—
Translation adjustments, net of tax	(18,720)	1,296	1,833

Balance at end of year	(15,591)	3,129	1,833

Balance at beginning of year	3,130	1,829	(6)
Total adjustments for the year	(18,687)	1,301	1,835

Balance at end of year	$(15,557)	$3,130	$1,829

During the first quarter of 2008, the Company elected hedge accounting under SFAS 133 for its interest rate swap agreements. Therefore, the change in fair value of the swaps was included in other comprehensive income to the extent they were effective. Subsequent to that election, the interest rate swap agreements became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swap agreements do not contain a rate floor. As the swaps are ineffective and the Company does not expect them to be effective in the future, the Company discontinued applying hedge accounting under SFAS 133 during the fourth quarter of 2008. The balances in other comprehensive income were reclassified into earnings as the forecasted transactions were no longer expected to occur.

12.    STOCK BASED COMPENSATION

Restricted Stock—On April 18, 2008, a total of 16,000 shares of stock were granted to two non-employee members of the Company’s Board. These shares are compensation for services as Board members and the shares cannot be sold for one year from the grant date. During the year ended December 31, 2008, compensation cost of $92,000 was recorded related to these grants. An additional $38,000 of compensation cost will be recorded during the year ended December 31, 2009. The closing price of the Company’s stock on the date of grant was used to value the grants. There was no cash flow impact resulting from the grants.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plans—The Company has two plans under which it may grant stock options to certain employees and directors of the Company and its subsidiaries. Compensation expense is recorded in accordance with SFAS 123 (Revised 2004), Share-Based Payment for stock options awarded to employees in return for employee service. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the employee service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The Company recorded stock based compensation expense of $5.6 million, $4.1 million, and $1.5 million during the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there was $7.1 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

	Year Ended December 31,
	2008	2007	2006
The weighted average fair value of options granted	$2.06	$1.41	$1.52
Dividend yield	0.00%	0.00%	0.00%
Weighted average risk free interest rate	2.14%	4.62%	4.64%
Weighted average expected volatility	47.78%	35.54%	36.84%
Expected life (in years)	4	4	4

During the years ended December 31, 2008, 2007 and 2006, the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock		Exercise price(5)	Intrinsic value
May 2, 2006	137,839	$3.52	(1)	$3.52	$—
November 1, 2006	1,011,895	$5.97	(2)	$5.97	$—
December 5, 2006	135,534	$5.97	(2)	$5.97	$—
January 31, 2007	18,440	$6.55	(1)	$6.55	$—
January 31, 2007	628,804	$6.55	(1)	$8.27	$—
March 27, 2007	192,698	$6.89	(1)	$6.89	$—
May 9, 2007	117,094	$7.11	(1)	$7.11	$—
December 6, 2007	39,800	$10.06	(3)	$10.06	$—
February 12, 2008	1,574,750	$6.65	(4)	$6.65	$—
April 17, 2008	42,500	$8.05	(4)	$8.05	$—
April 18, 2008	70,000	$8.09	(4)	$8.09	$—
July 15, 2008	14,000	$7.38	(4)	$7.38	$—
July 28, 2008	14,000	$8.45	(4)	$8.45	$—
October 16, 2008	15,000	$5.80	(4)	$5.80	$—

(1)	The fair value was determined based on a contemporaneous internal valuation prepared by management with the appropriate levels of competency.
(2)

The fair value was determined based on the third party transaction with the Company’s preferred stock issued in connection with the acquisition of eFG. The equity value of $6.94 per share determined in the eFG

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction was further reduced by the incurrence of indebtedness and the dilutive effect of previously issued stock options. The Board of Directors determined that the strike price for options issued at the time of the eFG acquisition should be at the value of the preferred shares.

(3)	Average of the high and low reported prices on the date of grant.
(4)	Closing price on the date of grant.
(5)	Original exercise price on date of grant.

The derived fair value of the common shares underlying the options granted on May 2, 2006, January 31, 2007, March 27, 2007, and May 9, 2007 were determined based on an internal valuation prepared by management with the appropriate level of competency, using generally accepted valuation methodologies, including the guideline companies approach, which incorporates certain assumptions including the market performance of comparable listed companies as well as the financial results and growth trends of the group and the discounted cash flow method, a method within the income approach whereby the present value of future expected net cash flows is calculated using a discount rate and the guideline companies approach, which incorporates certain assumptions including the market performance of comparable listed companies as well as the financial results and growth trends of the Company, to derive the total equity value of the Company. The valuation model allocated the equity value between the common shares and the preferred shares and determined the fair value of common shares based on the option-pricing method under the enterprise value allocation method. Under this method, the common shares have value only if the funds available for distribution to shareholders exceed the value of the liquidation preference at the time of a liquidity event (for example, a merger or sale).

A summary of the status of options granted as of December 31, 2008, 2007, and 2006, and the changes during the years then ended is presented below:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the period	8,038,280	$1.95	7,587,138	$1.38	6,301,870	$1.98
Granted	1,730,250	$6.76	996,836	$6.77	1,285,268	$4.10
Exercised	(21,163)	$2.79	(211,698)	$1.67	—	$—
Forfeited	(94,293)	$5.77	(333,996)	$3.52	—	$—

Options outstanding at December 31	9,653,074	$2.77	8,038,280	$1.95	7,587,138	$2.34

Exercisable at December 31	5,801,362	$1.78	3,619,565	$1.55	1,969,334	$1.98

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

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about options outstanding as of December 31, 2008:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	3,879,877	6.7	2,704,745
$ 1.00 - $ 1.99	2,267,519	6.7	2,259,739
$ 4.00 - $ 5.99	877,371	7.9	435,412
$ 6.00 - $ 8.99	2,588,507	6.8	391,516
$10.00 - $10.99	39,800	8.9	9,950

	9,653,074		5,801,362

13.    INCOME TAXES

Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$281	$12,111
Allowance for doubtful accounts	309	456
Provision for accrued expenses and other, net	298	319
AMT tax credits	712	551
Stock based compensation	3,729	2,187
Capital loss	985	985
Deferred revenue	22	1,431
Foreign tax credits	—	478

	6,336	18,518
Less valuation allowance	1,220	985

Deferred tax asset, net of valuation allowance	5,116	17,533

Deferred tax liabilities:
Acquired intangibles	(20,544)	(28,508)
Depreciation of fixed assets	(137)	(195)
Foreign currency translation	—	(1,336)
Interest rate swap agreement	913	—

Deferred tax liabilities	(19,768)	(30,039)

Net deferred tax liabilities	$(14,652)	$(12,506)

Recognized in Consolidated Balance Sheets:
Deferred tax asset—current	$1,346	$13,750
Net deferred tax asset—noncurrent	(15,998)	(26,256)

Net deferred tax liability	$(14,652)	$(12,506)

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance against deferred tax assets increased in 2008 from 2007 by $0.2 million. The company concluded based on expected future results that it is more likely than not that the remaining $0.3 million net operating loss carryforward deferred tax asset at December 31, 2008 related to states will not be fully utilized and established a $0.2 million valuation allowance. As of December 31, 2007 the Company had net operating loss carry forwards for federal income tax purposes of approximately $31.8 million, the substantial majority of which are expected to be used in its 2008 tax filing.

At December 31, 2008 and 2007, the Company had a $1.0 million deferred tax asset related to a capital loss carryforward. The capital loss can only be offset against capital gains and begins to expire in the 2013 tax year. The Company has set up a deferred tax asset valuation allowance fully offsetting the capital loss.

Tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Current income tax expense:
Federal	$1,079	$100	$1,411
State	30	9	121
Foreign	4,945	4,274	451

Current income tax expense	6,054	4,383	1,983

Deferred income tax expense (benefit):
Federal	5,880	3,495	3,227
State	(592)	359	277
Foreign	(1,769)	(1,545)	(377)

Deferred income tax expense	3,519	2,309	3,127

Income tax expense	$9,573	$6,692	$5,110

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Tax effect of permanent items	1.0%	0.5%	—
State taxes, net of federal effect	0.8%	2.0%	4.0%
Payment in lieu of dividends on vested options	—	(8.1%)	—
Impairment charge with no tax benefit	10.3%	—	—
Foreign earnings indefinitely reinvested	(5.5%)	—	—
Difference between foreign and U.S. rates	(4.2%)	2.0%	(0.7%)
Other	1.8%	2.2%	—

Effective tax rate	39.2%	33.6%	38.3%

The Company’s income (loss) before tax from foreign entities was $13.1 million, $8.5 million and ($0.1) million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company plans to continue to finance expansion and operating requirements of subsidiaries outside the U.S. through reinvestment of the undistributed earnings of these subsidiaries (approximately $19 million at December 31, 2008), and taxes that would result from potential distributions have not been provided. If earnings were distributed, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the U.S.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a part of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. The adoption of FIN 48 resulted in a decrease to retained earnings by approximately $0.2 million and an increase in accrued expenses for uncertain tax positions and related interest by a corresponding amount. Additionally, goodwill and accrued expenses were increased for uncertain tax positions by approximately $4.0 million to reflect the measurement under the rules of FIN 48 for uncertain tax positions related to previous business combinations. After recognizing these impacts at the adoption of FIN 48, the total unrecognized tax benefits were approximately $4.3 million. Of this amount, approximately $0.3 million would impact our effective tax rate if recognized, and the difference of $4.0 million primarily results from federal tax impacts on state issues and items that would impact goodwill and would not impact the effective rate if it were subsequently determined that such liability were not required.

Following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended December 2008 and 2007 (in thousands):

	2008	2007
Unrecognized tax benefits—beginning of period	$5,556	$4,225
Gross increases in tax positions related to current year	99	1,331
Gross decreases in tax positions related to prior year	(355)	—

Unrecognized tax benefits—end of period	$5,300	$5,556

Included in the balance of unrecognized tax benefits at December 31, 2008 are $1.6 million of tax benefits that, if recognized, would affect the effective tax rate, and $3.7 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations. Included in the balance of unrecognized tax benefits at December 31, 2007 are $1.6 million of tax benefits that, if recognized, would affect the effective tax rate, and $4.0 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Various state tax returns are currently under examination. The Company is subject to U.S. federal, state, local or foreign examinations by tax authorities dating back to the year net operating losses began in 1999. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits will change significantly during the next twelve months.

14.    EMPLOYEE SAVINGS PLAN

The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $559,000, $551,000, and $413,000 for the years ended December 31, 2008, 2007 and 2006, respectively, to match employee contributions to the Savings Plan.

15.    SEGMENT INFORMATION

The Company aggregates its operating segments into two reportable segments: DCS Online and eFinancialCareers. Management has organized its reportable segments based upon similar geographic locations

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and similar economic characteristics. Both DCS Online and eFinancialCareers generate revenue from sales of recruitment packages. Aggregation is based on similarity of operating segments as to economic characteristics, products, types or classes of customer and the methods of distribution. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include the Targeted Job Fairs, JobsintheMoney.com, and eFinancialCareers’ North American operations and are reported in the “Other” category. eFinancialCareers’ North American operations exceeded the 10% threshold for net income in 2008 due to an impairment of goodwill and JobsintheMoney.com exceeded the 10% threshold for net income in 2007 due to an impairment of intangible assets. Due to the one-time nature of each of these occurrences, eFinancialCareers’ North American operations and JobsintheMoney.com continue to be included in the “Other” category. The Company’s foreign operations are comprised of eFinancialCareers, whose business is principally in Europe, Middle East and Asia Pacific. The following table shows the segment information for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Revenues:
DCS Online	$107,329	$102,215	$77,285
eFC	37,202	29,658	2,924
Other	10,478	10,477	3,191

Total revenues	$155,009	$142,350	$83,400

Depreciation:
DCS Online	$3,278	$2,560	$1,668
eFC	256	298	23
Other	155	113	8

Total depreciation	$3,689	$2,971	$1,699

Amortization:
DCS Online	$11,110	$11,110	$11,327
eFC	4,821	6,211	1,242
Other	710	1,730	523

Total amortization	$16,641	$19,051	$13,092

Operating income (loss):
DCS Online	$29,791	$29,644	$18,882
eFC	12,212	5,470	(754)
Other	(7,120)	(3,121)	(225)

Operating income	34,883	31,993	17,903
Interest expense	(9,552)	(13,104)	(4,788)
Interest income	1,647	1,047	234
Other expense	(2,568)	—	—

Income from continuing operations before income taxes	$24,410	$19,936	$13,349

Capital expenditures:
DCS Online	$3,747	$2,603	$2,531
eFC	176	746	45
Other	48	178	224

Total capital expenditures	$3,971	$3,527	$2,800

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information as December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Total assets:
DCS Online	$189,488	$228,371
eFinancial Careers	81,799	94,250
Other	11,882	18,636
Assets of discontinued operations	—	330

Total assets	$283,169	$341,587

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2008 and 2007 and the changes in goodwill for the years then ended (in thousands):

	DCS Online	eFC	Other	Total
Balance, December 31, 2006	$81,120	$58,569	$16,751	$156,440
Foreign currency translation adjustment	—	790	—	790
Adoption of FIN 48	3,658	337	—	3,995
Other goodwill adjustments	—	(972)	(480)	(1,452)

Balance, December 31, 2007	$84,778	$58,724	$16,271	$159,773
Foreign currency translation adjustment	—	(15,144)	—	(15,144)
Impairment of goodwill	—	—	(7,213)	(7,213)

Balance, December 31, 2008	$84,778	$43,580	$9,058	$137,416

A non-cash charge of $7.2 million was recorded during the year ended December 31, 2008 for the impairment of goodwill at eFinancialCareers’ North American reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology using the income approach. Future cash flow projections for this reporting unit decreased significantly during the fourth quarter of 2008 due to the decline in recruitment activity in financial services. The charge is reflected as Impairment of goodwill and intangible assets on the Consolidated Statements of Operations. Goodwill adjustments during the year ended December 31, 2007 are related to income tax adjustments.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. The impact of the preferred stock outstanding and common stock options outstanding at December 31, 2007 and 2006 were anti-dilutive during the years then ended and therefore were excluded from the calculation of diluted EPS. The following is a calculation of basic and diluted earnings (loss) per share and weighted average shares outstanding for continuing operations and discontinued operations (in thousands except per share amounts):

	2008	2007	2006
Income from continuing operations	$14,837	$13,244	$8,239
Preferred dividend	—	(107,718)	(11,180)

Income (loss) attributable to common stockholders from continuing operations—basic	$14,837	$(94,474)	$(2,941)

Income (loss) attributable to common stockholders from continuing operations—diluted	$14,837	$(94,474)	$8,239

Income (loss) attributable to common stockholders from discontinued operations—basic and diluted	$519	$2,263	$(1,461)

Weighted average shares outstanding—basic	62,194	28,256	92
Add shares issuable upon conversion of preferred securities	—	30,078	52,145
Add shares issuable upon exercise of stock options	3,151	3,082	7,636

Weighted average shares outstanding—diluted	65,345	61,416	59,873

Basic earnings (loss) per share:
From continuing operations	$0.24	$(3.34)	$(31.89)
From discontinued operations	0.01	0.08	(15.86)

	$0.25	$(3.26)	$(47.75)

Diluted earnings (loss) per share:
From continuing operations	$0.23	$(3.34)	$(31.89)
From discontinued operations	0.01	0.08	(15.86)

	$0.24	$(3.26)	$(47.75)

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 2008 and 2007:

	For the Three Months Ended
	March 31	June 30	September 30	December 31(1)
	(in thousands, except per share amounts)
2008
Revenues	$39,569	$40,281	$39,642	$35,517
Total operating expenses	29,149	30,109	28,604	32,264

Income (loss) from continuing operations, net of tax	3,766	7,551	6,371	(2,851)
Income from discontinued operations, net of tax	519	—	—	—

Net income (loss)	$4,285	$7,551	$6,371	$(2,851)

Basic and diluted earnings per common share for income (loss) from continuing operations	$0.06	$0.12	$0.10	$(0.05	)(2)

Basic and diluted earnings per common share for net income (loss) to common shareholders	$0.07	$0.12	$0.10	$(0.05)

2007
Revenues	$30,389	$34,358	$38,089	$39,514
Total operating expenses	25,816	26,610	27,791	30,140

Income from continuing operations, net of tax	3,207	1,846	4,503	3,688
Income (loss) from discontinued operations, net of tax	4,670	(233)	(306)	(1,868)

Net income	7,877	1,613	4,197	1,820
Preferred stock dividends	(107,718)	—	—	—

Income (loss) attributable to common stockholders	$(99,841)	$1,613	$4,197	$1,820

Basic and diluted earnings per common share for income (loss) from continuing operations	$(1,133.52)	$0.03	$0.07	$0.06

Basic earnings per common share for net income (loss) to common shareholders	$(1,082.87)	$0.03	$0.06	$0.03

Diluted earnings per common share for net income (loss) to common shareholders	$(1,082.87)	$0.03	$0.07	$0.03

(1)	The results include an impairment charge in 2008 of $7.2 million and in 2007 of $2.9 million.
(2)	Due to rounding, the sum of the quarters may not equal the full year amount.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Control Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP has audited the Company’ internal control over financial reporting as of December 31, 2008 and has issued an attestation report regarding its assessment included herein.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dice Holdings, Inc.

Des Moines, Iowa

We have audited the internal control over financial reporting of Dice Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 18, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/S/    DELOITTE & TOUCHE, LLP

Des Moines, Iowa

February 18, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 pertaining to directors will be set forth in our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2008 and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated by reference.

Executive Officers of the Company

Set forth below is information relating to the Company’s executive officers as of January 31, 2009.

Name	Age	Position
Scot W. Melland	46	Chairman, President and Chief Executive Officer
Michael P. Durney	46	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Thomas Silver	49	Senior Vice President, Chief Marketing Officer
Brian P. Campbell	44	Vice President, Business and Legal Affairs, General Counsel and Secretary
Constance Melrose	55	Vice President, Treasury and Strategic Planning
Paul Melde	48	Vice President of Technology
John Benson	47	Chief Executive Officer—eFinancialCareers; Managing Director—Dice International

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

Thomas M. Silver has been our Senior Vice President and Chief Marketing Officer since 2007 and joined our predecessor, Dice Inc., in July 2001 as the Senior Vice President of Marketing and Customer Support. Bringing more than 20 years of executive marketing and management experience, Mr. Silver is responsible for overseeing our marketing and advertising, telesales, product management, corporate communications and public relations efforts. Additionally, Mr. Silver manages all aspects of customer service to ensure optimal performance for our client base. He is a graduate of Cornell University and holds a M.B.A. from New York University School of Business. Mr. Silver served as Dice Inc.’s Senior Vice President of Marketing and Customer Support at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company.”

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.

The consolidated financial statements are listed under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

See (b) below.

3.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).

4.2	Second Amended and Restated Shareholders Agreement, dated as of July 23, 2007, by and between Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).

4.3	Institutional and Management Shareholders Agreement, dated as of July 23, 2007, by and among Dice Holdings, Inc., the Quadrangle Entities named therein, the General Atlantic Entities named therein and the Management Shareholders named therein (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).

4.4	Amendment No. 1 to Second Amended and Restated Shareholders Agreement, dated as of February 4, 2008, by and among Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-333584) filed on March 25, 2008).

10.1	Amended and Restated Financing Agreement, dated as of March 21, 2007, by and among Dice Holdings, Inc. and Dice Career Solutions, Inc., as borrowers, Dice India Holdings, Inc., EW Knowledge Products, Inc. and Measure Up, Inc., as guarantors, the lenders from time to time party thereto and Ableco Finance, LLC, as administrative and collateral agent (incorporated by reference from Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.2	Resignation and Appointment of Administrative Agent Agreement; Amendment Number One to Amended and Restated Financing Agreement, entered into as of May 21, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders party thereto, Ableco Finance LLC as collateral agent and in its capacity as resigning administrative agent and Wells Fargo Foothill, Inc. as successor administrative agent (incorporated by reference from Exhibit 4.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on June 18, 2007).

10.3	Amendment Number Two to Amended and Restated Financing Agreement, entered into as of June 14, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions,

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

10.4	The Dice Holdings, Inc. 2005 Omnibus Stock Plan (the “2005 Stock Plan”) (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.5	Form of Stock Option Award Agreement under the 2005 Stock Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.6	The Dice Holdings, Inc. 2007 Equity Award Plan (the “2008 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on May 18, 2007).

10.7	Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.8	The Dice Holdings, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.9	Employment Agreement, dated as of October 25, 2002, and amended as of July 1, 2003 and July 9, 2005, between Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.10	Employment Agreement, dated as of April 20, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.11	Employment Agreement, dated as of July 9, 2001, and amended as of August 17, 2004, between Dice Inc. and Thomas M. Silver (incorporated by reference from Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.12	Employment Agreement, dated as of March 17, 1999, and amended as of March 1, 2001 and October 24, 2002, between Earthweb Inc. and Constance Melrose (incorporated by reference from Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.13	Employment Agreement, dated as of January 31, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Brian Campbell (incorporated by reference from Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(b)	Financial Statement Schedules.

Page
Schedule I—Financial Information of the Parent Company	99
Schedule II—Consolidated Valuation of Qualifying Accounts	103

SCHEDULE I

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

As of December 31, 2008 and 2007

(in thousands, except per share data)

	2008	2007
ASSETS
Cash and cash equivalents	$7,063	$25,531
Marketable securities	6,486	—
Investment in subsidiaries	341,107	337,029

Total assets	$354,656	$362,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable to subsidiaries	$226,640	$238,740
Interest payable to subsidiaries	4,510	3,482

Total liabilities	231,150	242,222

Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000 shares; issued and outstanding: 62,210 and 62,173 shares, respectively	622	622
Additional paid-in capital	226,432	220,222
Accumulated other comprehensive income	(15,557)	2,841
Accumulated deficit	(87,991)	(103,347)

Total stockholders’ equity	123,506	120,338

Total liabilities and stockholders’ equity	$354,656	$362,560

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Revenues:
Equity in earnings of subsidiaries from continuing operations	$15,451	$15,528	$8,831
Equity in earnings (losses) of subsidiaries from discontinued operations	519	2,263	(1,461)

Operating income	15,970	17,791	7,370

General and administrative	(48)	—	—
Interest expense	(1,028)	(2,843)	(639)
Other income	462	559	47

Net income	$15,356	$15,507	$6,778

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2006, 2007 and 2008

(in thousands except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	51,540	$515	92	$1	$111,473	$(1,722)	$(6)	$110,261

Net income						6,778		6,778
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $786							1,833	1,833
Net unrealized gain on available-for-sale securities, net of tax of $1							2	2

Total comprehensive income								8,613

Stock based compensation					1,467			1,467
Issuance of preferred stock to acquire eFinancialGroup Limited	3,629	37			25,137			25,174
Convertible preferred stock dividends declared ($0.22 per share)						(11,180)		(11,180)

Balance at December 31, 2006	55,169	552	92	1	138,077	(6,124)	1,829	134,335

Net income						15,507		15,507
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $550							1,296	1,296
Net unrealized gain on available-for-sale securities, net of tax of $2							5	5

Total comprehensive income								16,808

Stock based compensation					4,100			4,100
Preferred and common stock dividends declared ($1.95 per share)						(112,500)		(112,500)
Implementation of FASB Interpretation No. 48						(230)		(230)
Conversion of preferred securities to common stock	(55,169)	(552)	55,169	552				—
Proceeds from initial public offering, net of expenses incurred of $3,239			6,700	67	77,694			77,761
Exercise of common stock options			212	2	351			353

Balance at December 31, 2007	—	—	62,173	622	220,222	(103,347)	3,130	120,627

Net income						15,356		15,356
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $0							(18,720)	(18,720)
Net unrealized gain on available-for-sale securities, net of tax of $19							33	33

Total comprehensive income (loss)								(3,331)

Stock based compensation					5,590			5,590
Excess tax benefit over book expense from stock options exercised					562			562
Restricted stock issued			16
Exercise of common stock options			21		58			58

Balance at December 31, 2008	—	$—	62,210	$622	$226,432	$(87,991)	$(15,557)	$123,506

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows provided by operating activities:
Net income	$15,356	$15,507	$6,778
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses (earnings) of continuing operations	(15,451)	(15,528)	(8,831)
Equity in losses (earnings) of discontinued operations	(519)	(2,263)	1,461
Change in interest payable	1,028	2,843	639
Other	22	—	—

Net cash provided by operating activities	436	559	47

Cash flows used for investing activities
Acquisition of eFinancial Group Limited, net of cash acquired of $3,857	—	—	(108,595)
Purchase of marketable securities	(49,197)	—	—
Sales of marketable securities	42,689	—	—
Change in intercompany payable	—	—	(12)

Net cash used for investing activities	(6,508)	—	(108,607)

Cash flows provided by (used for) financing activities:
Proceeds from notes payable to subsidiaries	—	113,000	119,740
Payments on long-term debt	(12,100)	(54,000)	—
Dividends paid on convertible preferred stock	—	(107,718)	(11,180)
Dividends paid on common stock	—	(180)	—
Payments to holders of vested stock options in lieu of dividends	—	(4,602)	—
Proceeds from initial public offering	—	81,003	—
Payment of costs related to initial public offering	(354)	(2,884)	—
Proceeds from stock option exercises	58	353	—

Net cash provided by (used for) financing activities	(12,396)	24,972	108,560

Net change in cash and cash equivalents for the year	(18,468)	25,531	—
Cash and cash equivalents, beginning of year	25,531	—	—

Cash and cash equivalents, end of year	$7,063	$25,531	$—

Supplemental cash flow information:
Non-cash investing and financing activities:
Issuance of preferred stock to acquire eFinancialGroup Limited	$—	$—	$25,174

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE II

DICE HOLDINGS, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2007 and 2008

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Income	Deductions(1)	Balance at End of Period
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2006	$524	$536	$(265)	$795
Year ended December 31, 2007	795	1,002	(166)	1,631
Year ended December 31, 2008	1,631	949	(1,076)	1,504

Reserve for deferred tax assets:
Year ended December 31, 2006	$11,782	$—	$(11,782)	$—
Year ended December 31, 2007	—	985		985
Year ended December 31, 2008	985	235	—	1,220

Reserve for uncertain tax positions:
Year ended December 31, 2007 (2)	$4,459	$1,097	$—	5,556
Year ended December 31, 2008	5,556	99	(355)	5,300

(1)	Deductions include an adjustment for changes in exchange rates.
(2)	Beginning balance results from the adoption of FASB Interpretation No. 48.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 18, 2009	DICE HOLDINGS, INC.

	By:	/s/ SCOT W. MELLAND
Scot W. Melland Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOT W. MELLAND Scot W. Melland	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2009

/S/ MICHAEL P. DURNEY Michael P. Durney	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2009

/S/ JOHN W. BARTER John W. Barter	Director	February 18, 2009

/S/ PETER EZERSKY Peter Ezersky	Director	February 18, 2009

David S. Gordon	Director	February 18, 2009

/S/ DAVID C. HODGSON David C. Hodgson	Director	February 18, 2009

/S/ ANTON J. LEVY Anton J. Levy	Director	February 18, 2009

/S/ JEFFREY S. NORDHAUS Jeffrey S. Nordhaus	Director	February 18, 2009

/S/ WILLIAM WYMAN William Wyman	Director	February 18, 2009

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007 with the Securities and Exchange Commission).

4.2	Second Amended and Restated Shareholders Agreement, dated as of July 23, 2007, by and between Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.3	Institutional and Management Shareholders Agreement, dated as of July 23, 2007, by and among Dice Holdings, Inc., the Quadrangle Entities named therein, the General Atlantic Entities named therein and the Management Shareholders named therein (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.4	Amendment No. 1 to Second Amended and Restated Shareholders Agreement, dated as of February 4, 2008, by and among Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-333584) filed on March 25, 2008 with the Securities and Exchange Commission).

10.1

Amended and Restated Financing Agreement, dated as of March 21, 2007, by and among Dice Holdings, Inc. and Dice Career Solutions, Inc., as borrowers, Dice India Holdings, Inc., EW Knowledge Products, Inc. and Measure Up, Inc., as guarantors, the lenders from time to time party thereto and Ableco Finance, LLC, as administrative and collateral agent (incorporated by reference from

Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.2	Resignation and Appointment of Administrative Agent Agreement; Amendment Number One to Amended and Restated Financing Agreement, entered into as of May 21, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders party thereto, Ableco Finance LLC as collateral agent and in its capacity as resigning administrative agent and Wells Fargo Foothill, Inc. as successor administrative agent (incorporated by reference from Exhibit 4.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on June 18, 2007).

10.3	Amendment Number Two to Amended and Restated Financing Agreement, entered into as of June 14, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders on the signature pages thereto, Ableco Finance LLC as collateral agent for the lenders and Wells Fargo Foothill, Inc. as administrative agent for the lenders (incorporated by reference from Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 18, 2007).

10.4	The Dice Holdings, Inc. 2005 Omnibus Stock Plan (the “2005 Stock Plan”) (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.5	Form of Stock Option Award Agreement under the 2005 Stock Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.6	The Dice Holdings, Inc. 2007 Equity Award Plan (the “2008 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on May 18, 2007).

10.7	Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.8	The Dice Holdings, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.9	Employment Agreement, dated as of October 25, 2002, and amended as of July 1, 2003 and July 9, 2005, between Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.10	Employment Agreement, dated as of April 20, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.11	Employment Agreement, dated as of July 9, 2001, and amended as of August 17, 2004, between Dice Inc. and Thomas M. Silver (incorporated by reference from Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.12

Employment Agreement, dated as of March 17, 1999, and amended as of March 1, 2001 and

October 24, 2002, between Earthweb Inc. and Constance Melrose (incorporated by reference from Exhibit 10.6 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.13	Employment Agreement, dated as of January 31, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Brian Campbell (incorporated by reference from Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.