Form 10-Q
period 2009-03-31
DICE HOLDINGS, INC.
filed 2009-04-24
CIK 1393883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2009, 62,209,853 shares of common stock (“Common Stock”) of the Registrant were outstanding.

DICE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$42,366	$55,144
Marketable securities	3,959	6,497
Accounts receivable, net of allowance for doubtful accounts of $1,745 and $1,504	10,086	12,653
Deferred income taxes - current	1,088	1,346
Prepaid and other current assets	1,840	2,219

Total current assets	59,339	77,859
Fixed assets, net	5,898	5,938
Acquired intangible assets, net	55,041	59,119
Goodwill	136,196	137,416
Deferred financing costs, net of accumulated amortization of $2,293 and $2,085	2,500	2,708
Other assets	211	129

Total assets	$259,185	$283,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,448	$10,306
Deferred revenue	38,143	40,758
Current portion of long-term debt	1,000	1,000
Interest rate hedge liability - current	1,394	—
Income taxes payable	2,097	2,195

Total current liabilities	51,082	54,259
Long-term debt	60,200	80,500
Deferred income taxes - non-current	14,067	15,998
Interest rate hedge liability - non-current	787	2,568
Other long-term liabilities	6,410	6,338

Total liabilities	132,546	159,663

Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240, 000; issued and outstanding: 62,210 and 62,210 shares, respectively	622	622
Additional paid-in capital	227,911	226,432
Accumulated other comprehensive loss	(17,761)	(15,557)
Accumulated deficit	(84,133)	(87,991)

Total stockholders’ equity	126,639	123,506

Total liabilities and stockholders’ equity	$259,185	$283,169

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2009	2008
Revenues	$29,569	$39,569

Operating expenses:
Cost of revenues	1,830	2,417
Product development	795	1,172
Sales and marketing	9,436	14,906
General and administrative	4,996	5,549
Depreciation	921	863
Amortization of intangible assets	3,891	4,242

Total operating expenses	21,869	29,149

Operating income	7,700	10,420
Interest expense	(1,923)	(2,684)
Interest income	83	482
Gain (loss) from interest rate hedges	388	(2,266)

Income from continuing operations before income taxes	6,248	5,952
Income tax expense	2,390	2,186

Income from continuing operations	3,858	3,766

Discontinued operations:
Income from discontinued operations	—	519

Income from discontinued operations, net of tax	—	519

Net income	$3,858	$4,285

Basic and diluted earnings per share:
From continuing operations	$0.06	$0.06
From discontinued operations	—	0.01

	$0.06	$0.07

Weighted average basic shares outstanding	62,210	62,173
Weighted average diluted shares outstanding	65,660	65,346

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the three months ended March 31,
	2009	2008
Cash flows provided by operating activities:
Net income	$3,858	$4,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	921	863
Amortization of intangible assets	3,891	4,242
Deferred income taxes	(1,625)	493
Gain on sale of joint venture	—	(611)
Amortization of deferred financing costs	208	208
Share based compensation	1,475	1,296
(Gain) loss from interest rate hedges	(388)	2,266
Changes in operating assets and liabilities:
Accounts receivable	2,416	1,040
Prepaid expenses and other assets	(80)	(55)
Accounts payable and accrued expenses	(1,794)	2,015
Income taxes payable	296	1,505
Deferred revenue	(2,460)	6,030
Other, net	97	(415)

Net cash provided by operating activities	6,815	23,162

Cash flows provided by (used for) investing activities:
Purchases of fixed assets	(846)	(756)
Maturities and sales of marketable securities	2,500	100

Net cash provided by (used for) investing activities	1,654	(656)

Cash flows used for financing activities:
Payments on long-term debt	(20,300)	(2,400)
Payment of costs related to initial public offering	—	(354)
Proceeds from stock option exercises	—	3

Net cash used for financing activities	(20,300)	(2,751)

Effect of exchange rate changes	(947)	793

Net change in cash and cash equivalents for the period	(12,778)	20,548
Cash and cash equivalents, beginning of period	55,144	57,525

Cash and cash equivalents, end of period	$42,366	$78,073

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008 that are included in the Company’s Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first three months of 2009.

2. NEW ACCOUNTING PRONOUCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. These statements change the accounting for business combinations and noncontrolling interests including requiring more assets acquired and liabilities assumed to be measured at fair value, requiring liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, requiring the acquirer in preacquisition periods to expense all acquisition-related costs and requiring noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Both statements are to be applied prospectively and were adopted by the Company on January 1, 2009. The adoption of the standards did not impact the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. Companies are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement was adopted by the Company on January 1, 2009. The disclosures are presented in Note 7.

In April 2009, the FASB issued Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments. The position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The position is effective for interim periods ending after June 15, 2009 with early adoption permitted. The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosures in the second quarter of 2009.

3. FAIR VALUE INSTRUMENTS

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. As a basis for considering assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as flows:

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

Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The money market funds and marketable securities are valued using quoted prices in the market. The interest rate hedge liabilities are valued using observable inputs from a third-party provider. The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2009
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$23,185	$—	$—	$23,185
Marketable securities	3,959	—	—	3,959
Interest rate hedge liability - current	—	1,394	—	1,394
Interest rate hedge liability - non-current	—	787	—	787

	As of December 31, 2008
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$33,957	$—	$—	$33,957
Marketable securities	6,497	—	—	6,497
Interest rate hedge liability - non-current	—	2,568	—	2,568

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. These assets include goodwill and intangible assets and result as acquisitions occur. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

The Company determines whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test for goodwill from the 2005 Dice Inc. acquisition is performed annually as of August 31 and the impairment test for goodwill from the 2006 eFinancialCareers acquisition is performed annually as of October 31. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value.

The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company determines whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test is performed as of August 31. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Changes in Company strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

4. DISCONTINUED OPERATIONS

Dice India—Dice India Holdings, Inc. (“Dice India”), a wholly owned subsidiary of the Company, entered into a joint venture agreement with CyberMedia (India) Limited (“CyberMedia”) in 2004 to form CyberMedia Dice Careers Limited (“CMD”), an online technology-focused career website for the posting of technology-related jobs based in India. Dice India owned a majority of CMD. During the fourth quarter of 2007, Dice India decided to exit the joint venture, after assessing the long-term economic viability of the business in light of its operating losses. Dice India sold its interest in the joint venture to an affiliate of CyberMedia on January 28, 2008. Accordingly, the Company now reflects the related assets, liabilities, and results of operations from this segment as discontinued operations for all periods presented. Expenses that are not directly identified to Dice India or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations. Summary results of operations for Dice India were as follows for the three months ended March 31, 2008 (in thousands):

Revenues	$37
Operating expenses:
Cost of revenues	14
Sales and marketing	40
General and administrative	75

Total operating expenses	129

Operating loss	(92)
Gain on sale of joint venture	611
Income tax benefit	0

Income from discontinued operations	$519

5. MARKETABLE SECURITIES

DHI’s marketable securities are stated at fair value. The following tables summarize the Company’s marketable securities as of March 31, 2009 and December 31, 2008 (in thousands):

	As of March 31, 2009
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$3,415	$28	$3,443
U.S. Government and agencies	1 to 5 years	499	6	505
Corporate debt securities	1 to 5 years	11	—	11

Total		$3,925	$34	$3,959

	As of December 31, 2008
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$5,028	$18	$5,046
U.S. Government and agencies	1 to 5 years	1,404	36	1,440
Corporate debt securities	1 to 5 years	11	—	11

Total		$6,443	$54	$6,497

6. ACQUIRED INTANGIBLE ASSETS, NET

Below is a summary of the major acquired intangible assets and weighted average amortization periods for the acquired identifiable intangible assets (in thousands).

	As of March 31, 2009
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$(10,939)	$(103)	$1,378	3.75 years
Trademarks and brand names- Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names- Other	6,400	(3,323)	(748)	2,329	5 years
Customer lists	36,361	(24,846)	(1,052)	10,463	4.5 years
Candidate database	17,440	(15,499)	(70)	1,871	3.75 years

Acquired intangible assets, net	$111,621	$(54,607)	$(1,973)	$55,041

	As of December 31, 2008
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$(10,168)	$(126)	$2,126	3.75 years
Trademarks and brand names- Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names- Other	6,400	(3,086)	(644)	2,670	5 years
Customer lists	36,361	(23,035)	(953)	12,373	4.5 years
Candidate database	17,440	(14,427)	(63)	2,950	3.75 years

Acquired intangible assets, net	$111,621	$(50,716)	$(1,786)	$59,119

Based on the carrying value of the acquired finite–lived intangible assets recorded as of March 31, 2009, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

April 1, 2009 through December 31, 2009	$9,320
2010	6,006
2011	715

7. INDEBTEDNESS

In March 2007 the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”) which provides for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, maturing in March 2012. Borrowings under the facility bear interest, at the Company’s option, at the LIBOR rate plus 3.25% or reference rate plus 1.75%. Quarterly payments of $250,000 of principal are required on the term loan facility. Payments of principal on the term loan facility result in permanent reductions to that facility. The borrowing capacity of the revolving credit facility is reduced by reserves against our interest rate swaps, which are determined by the swap counterparty. The Amended and Restated Credit Facility contains certain financial and other covenants. The Company was in compliance with all such covenants as of March 31, 2009.

Payments of principal of $20.3 million on the term loan were made during the three month period ended March 31, 2009.

The amounts borrowed and terms of the financing agreement as of March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Maximum available under revolving credit facility	$72,250	$72,250
Maximum available under term loan facility	$61,200	$81,500
Amounts borrowed:
LIBOR rate loans	$60,900	$81,200
Reference rate loans	300	300

Total borrowed	$61,200	$81,500

Interest rates:
LIBOR option:
Interest margin	3.25%	3.25%
Minimum LIBOR rate	3.00%	3.00%
Actual interest rates	6.25%	6.25% to 7.1325%
Reference rate option:
Interest margin	1.75%	1.75%
Minimum reference rate	6.00%	6.00%
Actual interest rate	7.75%	7.75%

Future maturities as of March 31, 2009 are as follows (in thousands):

April 1, 2009 through December 31, 2009	$750
2010	1,000
2011	1,000
2012	58,450

Total minimum payments	$61,200

In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. The swaps are used by the Company for interest rate risk management purposes. The fair values of the swap agreements are reflected as Interest rate hedge liabilities on the Condensed Consolidated Balance Sheets. During the first quarter of 2008, the Company elected hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivates, as amended. Subsequent to that election, the interest rate swap agreements became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swap agreements do not contain a rate floor. The Company discontinued applying hedge accounting under SFAS 133 during 2008 because the swaps were ineffective and not expected to be effective in the future. The change in the fair value of the swap agreements is included in Gain (loss) from interest rate hedges on the Condensed Consolidated Statements of Operations. A current liability of $1.4 million and a non-current liability of $787,000 are reflected in the Condensed Consolidated Balance Sheets as of March 31, 2009.

Subsequent to March 31, 2009, the Company made payments of $10.3 million on the term loan. Additionally, the interest rate swap agreement on $60.0 million of LIBOR-based debt was reduced to $50.0 million of LIBOR-based debt during April 2009. Fees of $233,000 were paid to reduce the notional amount of the hedge agreement.

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of March 31, 2009 are as follows (in thousands):

April 1, 2009 through December 31, 2009	$743
2010	1,115
2011	1,127
2012	596
2013	384
2014 and thereafter	2,487

Total minimum payments	$6,452

During March 2009, the Company entered into a 10 year lease for office space in New York which is scheduled to commence in September 2009 and increased future lease commitments by $4.0 million. Rent expense was $332,000 and $308,000 for the three months ended March 31, 2009 and 2008, respectively.

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

9. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$3,858	$4,285
Foreign currency translation adjustment, net of tax of $0 and $262	(2,192)	608
Fair value adjustment on interest rate hedges, net of tax of $0 and $42	—	68
Unrealized gains on marketable securities, net of tax of $(8) and $0	(12)	—

Total other comprehensive income	(2,204)	676

Comprehensive income	$1,654	$4,961

Accumulated other comprehensive income, net consists of the following components, net of tax, (in thousands):

	March 31, 2009	December 31, 2008
Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(17,783)	$(15,591)
Unrealized gains on marketable securities, net of tax of $12 and $20	22	34

Total accumulated other comprehensive income, net	$(17,761)	$(15,557)

10. STOCK BASED COMPENSATION

Restricted Stock—On April 18, 2008, a total of 16,000 shares of stock were granted to two non-employee members of the Company’s Board. These shares are compensation for services as Board members and the shares cannot be sold for one year from the grant date. During the three months ended March 31, 2009, compensation cost of $32,000 was recorded related to these grants. An additional $5,000 of compensation cost will be recorded during the remainder of year ended December 31, 2009. The closing price of the Company’s stock on the date of grant was used to value the grants. There was no cash flow impact resulting from the grants.

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

The Company recorded stock based compensation expense of $1.5 million and $1.3 million during the three month periods ended March 31, 2009 and 2008, respectively. At March 31, 2009, there was $8.4 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

	Three Months Ended March 31,
	2009	2008
The weighted average fair value of options granted	$1.54	$2.00
Dividend yield	0.00%	0.00%
Weighted avarage risk free interest rate	1.38%	2.13%
Weighted average expected volatility	66.00%	47.30%
Expected life (in years)	4.6	4.0

During the three months ended March 31, 2009 the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
February 9, 2009	1,707,900	$2.88	$2.88	$—

A summary of the status of options granted as of March 31, 2009 and 2008, and the changes during the three month period then ended is presented below:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options oustanding at beginning of the period	9,653,074	$2.77	8,038,280	$1.95
Granted	1,707,900	$2.88	1,574,750	$6.65
Exercised	—	$—	(720)	$4.19
Forfeited	(32,252)	$4.85	(14,839)	$5.45

Options oustanding at March 31	11,328,722	$2.78	9,597,471	$2.72

Exercisable at March 31	6,671,280	$1.90	4,275,659	$1.70

The following table summarizes information about options outstanding as of March 31, 2009:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$0.20 - $0.99	3,879,877	6.4	3,096,452
$1.00 - $2.99	3,975,419	6.6	2,261,036
$4.00 - $5.99	853,169	7.6	473,127
$6.00 - $8.99	2,580,457	6.6	828,228
$10.00 - $10.99	39,800	8.7	12,437

	11,328,722		6,671,280

11. SEGMENT INFORMATION

The Company aggregates its operating segments into two reportable segments: DCS Online and eFinancialCareers. Management has organized its reportable segments based upon similar geographic locations and similar economic characteristics. Both DCS Online and eFinancialCareers generate revenue from sales of recruitment packages. Aggregation is based on similarity of operating segments as to economic characteristics, products, types or classes of customers and the methods of distribution. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs, JobsintheMoney.com, and eFinancialCareers’ North American operations and are reported in the “Other” category. The Company’s foreign operations are comprised of eFinancialCareers, whose business is principally in Europe, Middle East and Asia Pacific. The following table shows the segment information for the periods ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:
DCS Online	$21,995	$27,075
eFC	5,922	9,781
Other	1,652	2,713

Total revenues	$29,569	$39,569

Depreciation:
DCS Online	$828	$764
eFC	53	63
Other	40	36

Total depreciation	$921	$863

Amortization:
DCS Online	$2,777	$2,777
eFC	936	1,287
Other	178	178

Total amortization	$3,891	$4,242

	Three Months Ended March 31,
	2009	2008
Operating income (loss):
DCS Online	$5,976	$7,269
eFC	1,576	3,155
Other	148	(4)

Operating income	7,700	10,420
Interest expense	(1,923)	(2,684)
Interest income	83	482
Gain (loss) from interest rate hedges	388	(2,266)

Income from continuing operations before income taxes	$6,248	$5,952

Capital expenditures:
DCS Online	$833	$675
eFC	10	63
Other	3	18

Total capital expenditures	$846	$756

The following table shows the segment information as March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Total assets:
DCS Online	$169,428	$189,488
eFinancial Careers	78,246	81,799
Other	11,511	11,882

Total assets	$259,185	$283,169

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2008 and the changes in goodwill for the three month period ended March 31, 2009 (in thousands):

	DCS Online	eFC	Other	Total
Balance, December 31, 2008	$84,778	$43,580	$9,058	$137,416
Foreign currency translation adjustment	—	(1,220)	—	(1,220)

Balance, March 31, 2009	$84,778	$42,360	$9,058	$136,196

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

	Three Months Ended March 31,
	2009	2008
Income attributable to common stockholders from continuing operations - basic and diluted	$3,858	$3,766

Income attributable to common stockholders from discontinued operations - basic and diluted	$—	$519

Weighted average shares outstanding - basic	62,210	62,173
Add shares issuable upon exercise of stock options	3,450	3,173

Weighted average shares outstanding - diluted	65,660	65,346

Basic and diluted earnings per share:
From continuing operations	$0.06	$0.06
From discontinued operations	—	0.01

	$0.06	$0.07

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, and the failure to attract qualified professionals or grow the number of qualified professionals who use our websites. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should keep in mind that any forward-looking statement made by us herein, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

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

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the term of the package purchased. In the United States, we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. Internationally, our job postings and access to our resume databases are often sold separately and not as a single package. We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At March 31, 2009, Dice.com had approximately 6,850 total recruitment package customers and as of the same date our other websites collectively served approximately 2,250 customers, including some customers who are also customers of Dice.com.

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

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Accordingly, significant increases or decreases in the unemployment rate, labor shortages or a decrease in available jobs, specifically in the technology, finance and other vertical industries we serve, can have a material affect on our revenues and results of operations. The recent significant increase in the unemployment rate and shortage of available jobs has causes a decrease in the number of job posting openings on our websites, which in turn negatively impacts our revenues and income. During the first quarter of 2009, total revenues declined 25% as compared to the first quarter of 2008. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. We saw a decline in the number of customers served at Dice.com from approximately 7,600 customers to approximately 6,850 customers during the first quarter of 2009. If the slowdown in recruitment activity continues, as projected, our future revenues and results of operations will be negatively impacted.

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

The largest components of our expenses are personnel costs and marketing and sales expenditures. Personnel costs consist of salaries, benefits, and incentive compensation for our employees, including commissions for salespeople. Personnel costs are categorized in our statements of operations based on each employee’s principal function. Marketing and sales expenditures primarily consist of online advertising and direct mail programs.

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

Fair Value of Acquired Businesses

We completed the acquisition of Dice Inc. in 2005 (the “2005 Acquisition”) and eFinancialGroup in 2006 (the “eFinancial Group Acquisition”). Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141R also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.

The significant assets acquired and liabilities assumed from our acquisitions consist of intangible assets, goodwill and deferred revenue. Fair values of the technology and trademarks were determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the Company owns the asset. Fair values of the customer lists were estimated using the discounted cash flows method based on projections of the amounts and timing of future revenues and cash flows, discount rates and other assumptions as deemed appropriate. Fair values of the candidate database were determined based on the estimated cost to acquire a seeker applied to the number of active seekers as of the acquisition date. The acquired deferred revenue is recorded at fair value as it represents an assumed legal obligation. We estimated our obligation related to deferred revenue using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a reasonable profit margin. The estimated costs to fulfill our deferred revenue obligation were based on our expected future costs to fulfill our obligation to our customers. Goodwill is the amount of purchase price paid for an acquisition that exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

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

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test was performed as of August 31, 2008. The goodwill at the other reporting units, eFinancialCareers’ international business and eFinancialCareers’ U.S. business, was the result of the eFinancialGroup Acquisition which occurred in October 2006. The annual test of impairment of goodwill from the eFinancialGroup Acquisition is performed as of October 31 by comparing the goodwill recorded from the eFinancialGroup Acquisition to the fair value of the eFinancialCareers’ international and eFinancialCareers’ U.S. reporting units.

The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting units. Fair values are determined either by using a discounted cash flows methodology or by using a combination of a discounted cash flows methodology and a market comparable method. The discounted cash flows methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to our websites and investments to improve our candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

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

Recent Developments

In addition to making our quarterly amortization payment, in April 2009 we prepaid an additional $10.0 million of the term loan portion of our Amended and Restated Credit Facility reducing the amount outstanding to $50.9 million. During April 2009, we terminated $10.0 million of our $60.0 million interest rate swap agreement expiring January 2, 2010. The Company’s $20.0 million interest rate swap agreement expiring February 11, 2011 remains unchanged.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues

	Three Months Ended March 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
DCS Online	$21,995	$27,075	$(5,080)	-18.8%
eFinancialCareers	5,922	9,781	(3,859)	-39.5%
Other	1,652	2,713	(1,061)	-39.1%

Total revenues	$29,569	$39,569	$(10,000)	-25.3%

Our revenues were $29.6 million for the three months ended March 31, 2009 compared to $39.6 million for the same period in 2008, a decrease of $10.0 million, or 25%. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. We experienced a decline in the DCS Online segment of $5.1 million, or 19% which was driven by reduced revenues at Dice.com. We saw a decline in the number of customers served at Dice.com from approximately 7,600 at December 31, 2008 to approximately 6,850 at March 31, 2009. Average revenue per recruitment package customer decreased by approximately 0.5% from the three months ended March 31, 2008 to the three months ended March 31, 2009. Partially offsetting the decrease experienced at Dice.com was an increase in revenues at ClearanceJobs of $298,000, or 32% during the three months ended March 31, 2009 compared to the same period in 2008. Thus far, ClearanceJobs has been largely unaffected by the economic downturn as it continues to increase its customer count and revenues.

We experienced a decline in the eFinancialCareers segment revenues of $3.9 million, or 40%. The reduction is the result of both the strengthening of the U.S. dollar versus the pound sterling, and due to the economic contraction in the U.K., Europe, and Asia. The decline in revenue related to the economic conditions was $1.6 million, or 17%, with the remainder of the decrease, $2.2 million or 23%, due to the unfavorable effect of foreign exchange rates. Revenues from the Other segment, which consists of eFinancialCareers’ North America operations, Targeted Job Fairs, and JobintheMoney.com, declined by $1.1 million, or 39%. This decline is also the result of reduced recruitment activities by our customers and thus reduced demand for our services.

Cost of Revenues

	Three Months Ended March 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Cost of revenues	$1,830	$2,417	$(587)	-24.3%
Percentage of revenues	6.2%	6.1%

Our cost of revenues for the three months ended March 31, 2009 were $1.8 million compared to $2.4 million for the same period in 2008, a decrease of $587,000, or 24%. The decrease in cost of revenues experienced at DCS Online of $205,000 was primarily due to a decrease in the number of customer support personnel we employed to support fewer customers, job postings and customer activity. Cost of revenues in the Other segment decreased by $213,000 primarily due to a decrease in the number of job fairs conducted. Cost of revenues at eFinancialCareers decreased by $156,000 which was primarily due to the strengthening of the U.S. dollar versus the pound sterling.

Product Development Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Product Development	$795	$1,172	$(377)	-32.2%
Percentage of revenues	2.7%	3.0%

Product development expenses for the three months ended March 31, 2009 were $795,000 compared to $1.2 million for the same period of 2008, a decrease of $377,000, or 32%. The decrease of $267,000 for the U.S. businesses was caused by a decrease in consulting costs and salaries and benefit costs for the product development team at Dice. A decrease of $35,000 at eFinancialCareers was due to a decrease in salaries and benefit costs for the product development team at eFinancialCareers. The remainder of the decrease was due to the strengthening of the U.S. dollar versus the pound sterling.

Sales and Marketing Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Sales and Marketing	$9,436	$14,906	$(5,470)	-36.7%
Percentage of revenues	31.9%	37.7%

Sales and marketing expenses for the three months ended March 31, 2009 were $9.4 million compared to $14.9 million for the same period in 2008, a decrease of $5.5 million, or 37%. Of the decrease, $4.2 million related to the U.S. businesses. The remaining $1.3 million relates to the eFinancialCareers segment, of which, $850,000 was related to the strengthening of the U.S. dollar versus the pound sterling.

Advertising and other marketing costs for the U.S. businesses totaled $4.3 million for the three month period ended March 31, 2009 compared to $7.2 million for the same period in 2008, a decrease of $2.9 million, or 40%. This decrease was primarily due to a decrease in our online advertising spending, direct mail and email campaigns. We have made reductions in our marketing spending as our business has continued to slow and as the need to drive greater usage among job seekers has declined with lower customer activity. Despite this reduction in spending, traffic at Dice.com increased 16% during the three month period ended March 31, 2009 versus the comparable period in 2008, which contributes to high service levels for our customers.

During the three month period ended March 31, 2009, approximately 65% of our advertising and marketing spending for the U.S. businesses was focused on reaching professionals who visit our sites and increasing their levels of activity on the websites. The portion of our marketing spend that has historically been spent on drawing professionals to our sites was approximately 75%. With recruitment activity and job postings declining and job seeker activity increasing, we can reduce the amount of spending on job seeker marketing and still provide results that match our customers’ needs. We decreased the amount we spend on online media, particularly paid search and banner advertising programs. We continue to spend on technology-focused websites and have continued our radio advertising campaign. In marketing to customers, we continue to dedicate the majority of our spend to direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers.

The salaries, commissions, and benefits component of sales and marketing expense for the U.S. businesses totaled $3.0 million for the three months ended March 31, 2009, compared to $4.1 million during the same period in 2008, a decrease of $1.1 million. Reduced commissions expense due to the reduction in business contributed $800,000 of this decrease with the remainder coming from a reduction in salaries and benefits due to having a smaller sales force during the current period.

On a constant currency basis, the eFinancialCareers segment experienced a decrease in sales and marketing expense of $413,000 during the three month period ended March 31, 2009 compared to the same period in 2008. A reduction in marketing expense attributed to $370,000 of this decrease. We have made reductions in our marketing spend as the business has continued to slow. The remainder of the decrease at eFinancialCareers is attributable to a decrease in sales compensation related to a decrease in sales during the period.

General and Administrative Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
General and administrative	$4,996	$5,549	$(553)	-10.0%
Percentage of revenues	16.9%	14.0%

General and administrative expenses for the three months ended March 31, 2009 were $5.0 million compared to $5.5 million for the same period in 2008, a decrease of $553,000, or 10%. The U.S. businesses experienced a decrease of $376,000 comprised of a decrease in legal, investor relations consulting and other professional fees of approximately $290,000, and a decrease in salaries and benefits and related costs of approximately $200,000 due to the elimination of certain administrative positions. These decreases were partially offset by an increase in the provision for doubtful accounts of $200,000. The remainder of the decrease for the U.S. businesses is related to a reduction in travel expenses and temporary help. A decrease of $359,000 was related to the strengthening of the U.S. dollar compared to the pound sterling. Offsetting these decreases was an increase in stock-based compensation of $179,000 due to the additional expense for options issued after December 31, 2007.

Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2009	2008
	(in thousands, except percentages)
Depreciation	$921	$863	$58	6.7%
Percentage of revenues	3.1%	2.2%

Depreciation expense for the three month period ended March 31, 2009 was $921,000 compared to $863,000 for the same period in 2008, an increase of $58,000, or 7%. The increase was due to a greater depreciable fixed asset balance during the three month period ended March 31, 2009 compared to the same period in 2008 as a result of continued upgrades to our business systems and facilities.

Amortization of Intangible Assets

	Three Months Ended March 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Amortization	$3,891	$4,242	$(351)	-8.3%
Percentage of revenues	13.2%	10.7%

Amortization expense for the three month period ended March 31, 2009 was $3.9 million compared to $4.2 million for the same period in 2008, a decrease of $351,000, or 8%. Amortization expense in the three month period ended March 31, 2009 decreased due the strengthening of the U.S. dollar compared to the pound sterling.

Operating Income

Operating income for the three months ended March 31, 2009 was $7.7 million compared to $10.4 million for the same period in 2008, a decrease of $2.7 million, or 26%. The decrease is primarily the result of the decrease in Dice and eFinancialCareers revenues due to decreases in business, offset by decreases in operating costs.

Interest Expense

Interest expense for the three months ended March 31, 2009 was $1.9 million compared to $2.7 million for the same period in 2008, a decrease of $761,000, or 28%. The decrease in interest expense was due to a smaller amount of borrowings outstanding in the three months ended March 31, 2009, on average, as compared to the same period in 2008 due to payments made on the term loan portion of our Amended and Restated Credit Facility. Payments totaling $42.9 million were made in 2008 and an additional $20.3 million of payments were made during the three months ended March 31, 2009. Partially offsetting this decrease was increased interest expense on the interest rate swap agreements caused by lower LIBOR rates during the three months ended March 31, 2009 versus the comparable period in 2008.

Interest Income

Interest income for the three months ended March 31, 2009 was $83,000 compared to $482,000 for the same period in 2008, a decrease of $399,000, or 83%. The decrease in interest income was due to both smaller average cash and marketable securities balances and lower rates earned on those balances during the three months ended March 31, 2009 as compared to the same period in 2008. The decreased cash balance was primarily due to payments made on our Amended and Restated Credit Facility.

Gain (Loss) from Interest Rate Hedges

A gain from interest rate hedges of $388,000 was recorded during the three months ended March 31, 2009. An increase in the fair value of our interest rate swap agreement caused this gain.

A loss from interest rate hedges totaled $2.3 million during the three months ended March 31, 2008. During the first quarter of 2008, the Company determined its two interest rate swaps covering $80 million notional amount of borrowings did not initially qualify for hedge accounting based on the Company’s hedging policy and the timing of its effectiveness tests. On March 18, 2008, the Company amended its hedging policy and performed new effectiveness tests, which resulted in the interest rate swaps qualifying for hedge accounting treatment as of that date. A non-cash charge of approximately $2.3 million was recorded reflecting the change in fair value of the two swaps from inception to March 18, 2008. The Company discontinued applying hedge accounting during the fourth quarter of 2008 as the swaps were ineffective and were not expected to be effective in the future. The swaps became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swap agreements do not contain a rate floor.

Income Taxes

	Three Months Ended March 31,
	2009	2008
	(in thousands, except percentages)
Income from continuing operations before income taxes and minority interest	$6,248	$5,952
Income tax expense	2,390	2,186
Effective tax rate	38.3%	36.7%

Income tax expense for the three month period ended March 31, 2009 was $2.4 million compared to $2.2 million for the same period in 2008 and the effective tax rate increased to 38.3% from 36.7%. The increase in the effective tax rate was primarily due to $142,000 of interest charged by the United Kingdom related to the timing of estimated tax payments made in 2007 and 2008.

Discontinued Operations

Discontinued operations represent the operations of Dice India, our interest in a joint venture with CyberMedia. We sold our interest in the CyberMedia Dice joint venture in January 2008. Accordingly, the results of operations from this segment are reflected as discontinued operations for all periods presented. Income from discontinued operations, net of tax, for the three month period ended March 31, 2008 was $519,000.

Liquidity and Capital Resources

We have shown our cash flows for the three month periods ended March 31, 2009 and 2008 in the table below.

	For the three months ended March 31,
	2009	2008
Cash provided by operating activities	$6,815	$23,162
Cash provided by (used for) investing activities	1,654	(656)
Cash used for financing activities	(20,300)	(2,751)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, gain or loss on interest rate hedges, and for the effect of changes in working capital. Net cash provided by operating activities was $6.8 million and $23.2 million for the three month periods ended March 31, 2009 and 2008, respectively. The decrease in cash provided by operating activities during these periods was primarily due to a decrease in operating cash receipts from decreased sales during the period. Deferred revenue decreased by $2.5 million during the three months ended March 31, 2009 compared to an increase of $6.0 million in the comparable period in 2008. The decrease in deferred revenue is due to a decrease in sales over the past several quarters. There was also a decrease in accounts receivable during the three months ended March 31, 2009 of $2.4 million compared to a decrease of $1.0 million in the comparable period in 2008. The decrease in accounts receivable is primarily related to the decrease in amounts billed to customers during this period. The timing of payment of liabilities resulted in a decrease in cash flow from accounts payable and accrued expenses of $1.8 million during the three months ended March 31, 2009 compared to an increase of $2.0 million in the comparable period of 2008.

Investing Activities

Cash provided by investing activities during the three month period ended March 31, 2009 consisted of maturities and sales of marketable securities of $2.5 million, partially offset by capital expenditures of $846,000. Cash used for investing activities for the three month period ended March 31, 2008 was primarily attributable to capital expenditures. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash used for financing activities during the three month periods ended March 31, 2009 and 2008 of $20.3 million and $2.8 million, respectively, was related primarily to payments under our Amended and Restated Credit Facility.

Amended and Restated Credit Facility

On March 21, 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature on March 21, 2012. Quarterly payments of $250,000 on the term loan began in the third quarter of 2007. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility.

During the three months ended March 31, 2009, we made payments on our term loan facility of $20.3 million, resulting in total borrowings at March 31, 2009 of $61.2 million. Cash and marketable securities as of March 31, 2009 totaled approximately $46.3 million.

Our existing and future domestic subsidiaries unconditionally guaranteed our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the individual assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants, including a senior leverage ratio, fixed charge coverage ratio, and a minimum adjusted EBITDA. The Company was in compliance with all such covenants as of March 31, 2009.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of March 31, 2009:

	Payments by period
	Total	April 1, 2009 through December 31, 2009	2010-2011	2012-2013	Thereafter
	(in thousands)
Term loan facility	$61,200	$750	$2,000	$58,450	$—
Operating lease obligations	6,452	743	2,242	980	2,487

Total contractual obligations	$67,652	$1,493	$4,242	$59,430	$2,487

We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. During March 2009, the Company entered into a 10 year lease for office space in New York which increased future lease commitments by $4.0 million. As of March 31, 2009, we had $61.2 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to the Amended and Restated Credit Facility.

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate. Following the payment of $10.3 million of our term loan during April 2009, we had $50.9 million outstanding under our Amended and Restated Credit Facility. Also as of April 20, 2009, we had two interest rate swap agreements which fix the interest rate on $50.0 million of LIBOR-based debt at 7.39% until January 2, 2010 and $20.0 million of LIBOR-based debt at 6.37% until February 11, 2011. Assuming a rate of 6.25% on our debt, and payments on the swap agreements, interest payments for the remainder of 2009, 2010-2011, and 2012, would be $4.3 million, $7.7 million, and $762,000, respectively and none thereafter.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Condensed Consolidated Financial Statements.

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

The significant increase in the unemployment rate and shortage of available jobs has caused a decrease in the number of job postings on our websites, which in turn negatively impacts our revenues and income. During the first quarter of 2009, revenues decreased 25% as compared to the first quarter of 2008. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. We saw a decline in the number of customers served at Dice.com from approximately 7,600 customers to approximately 6,850 customers during the first quarter of 2009. If the slowdown in recruitment activity continues, as projected, our future revenues and results of operations will be negatively impacted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Foreign Exchange Risk

We conduct business in 18 markets outside of the United States, in five languages across Europe, Asia, and Canada using the eFinancialCareers name. For the three months ended March 31, 2009, approximately 20% of our revenues were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the dollar. We currently do not hedge currency risk because our Amended and Restated Credit Facility places limitations on our ability to do so.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2009 and December 31, 2008 our translation adjustment, net of tax decreased stockholders’ equity by $17.7 million and $15.6 million, respectively. The change is primarily attributable to the strengthening of the U.S. dollar against the pound sterling.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility and related to our interest rate swap agreements. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either the LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of March 31, 2009, we had outstanding borrowings of $61.2 million under our Amended and Restated Credit Facility. If interest rates increased by 1.0%, interest expense for the remainder of 2009 on our current borrowings would decrease by approximately $530,000. The decrease in interest expense is due to two factors: the rate we are currently paying on our LIBOR based borrowings and the payments on our interest rate swaps. Interest expense on our LIBOR based borrowings is calculated with reference to a 3.0% LIBOR floor. Current LIBOR rates are more than 1.0% below the floor on our LIBOR based borrowings. Therefore, we would incur no additional expense if interest rates were to rise 1.0% because the 3.0% LIBOR floor would still be in effect, nor would we incur additional expense until LIBOR rates exceeded 3.0%. Additionally, LIBOR rates are currently more than 1.0% below the fixed rate on our interest rate swaps; therefore as LIBOR rates rise, the difference between the fixed and floating portions of our interest rate swaps becomes smaller, reducing the net amount we pay on the swaps and thus reducing interest expense.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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
DATE: April 24, 2009

/s/ Scot W. Melland
Scot W. Melland
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael P. Durney
Michael P. Durney
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

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