Form 10-Q
period 2009-06-30
DICE HOLDINGS, INC.
filed 2009-07-23
CIK 1393883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 20, 2009, 62,472,516 shares of common stock (“Common Stock”) of the Registrant were outstanding.

DICE HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$35,635	$55,144
Marketable securities	3,671	6,497
Accounts receivable, net of allowance for doubtful accounts of $1,866 and $1,504	9,275	12,653
Deferred income taxes - current	932	1,346
Prepaid and other current assets	1,453	2,219

Total current assets	50,966	77,859
Fixed assets, net	5,676	5,938
Acquired intangible assets, net	55,049	59,119
Goodwill	144,352	137,416
Deferred financing costs, net of accumulated amortization of $2,502 and $2,085	2,291	2,708
Other assets	220	129

Total assets	$258,554	$283,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,970	$10,306
Deferred revenue	34,853	40,758
Current portion of long-term debt	1,000	1,000
Interest rate hedge liability - current	639	—
Income taxes payable	1,520	2,195

Total current liabilities	46,982	54,259
Long-term debt	49,900	80,500
Deferred income taxes - non-current	12,588	15,998
Interest rate hedge liability - non-current	658	2,568
Other long-term liabilities	7,048	6,338

Total liabilities	117,176	159,663

Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued and outstanding: 62,473 and 62,210 shares, respectively	625	622
Additional paid-in capital	230,497	226,432
Accumulated other comprehensive loss	(8,387)	(15,557)
Accumulated deficit	(81,357)	(87,991)

Total stockholders’ equity	141,378	123,506

Total liabilities and stockholders’ equity	$258,554	$283,169

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues	$27,009	$40,281	$56,578	$79,850

Operating expenses:
Cost of revenues	1,811	2,484	3,641	4,901
Product development	961	1,172	1,756	2,344
Sales and marketing	8,483	15,895	17,919	30,801
General and administrative	5,128	5,363	10,124	10,912
Depreciation	932	958	1,853	1,821
Amortization of intangible assets	4,017	4,237	7,908	8,479

Total operating expenses	21,332	30,109	43,201	59,258

Operating income	5,677	10,172	13,377	20,592
Interest expense	(1,649)	(2,484)	(3,572)	(5,168)
Interest income	53	492	136	974
Gain (loss) from interest rate hedges	369	1,157	757	(1,109)

Income from continuing operations before income taxes	4,450	9,337	10,698	15,289
Income tax expense	1,674	1,786	4,064	3,972

Income from continuing operations	2,776	7,551	6,634	11,317

Discontinued operations:
Income from discontinued operations	—	—	—	519

Income from discontinued operations, net of tax	—	—	—	519

Net income	$2,776	$7,551	$6,634	$11,836

Basic earnings per share:
From continuing operations	$0.04	$0.12	$0.11	$0.18
From discontinued operations	—	—	—	0.01

	$0.04	$0.12	$0.11	$0.19

Diluted earnings per share:
From continuing operations	$0.04	$0.12	$0.10	$0.17
From discontinued operations	—	—	—	0.01

	$0.04	$0.12	$0.10	$0.18

Weighted average basic shares outstanding	62,229	62,188	62,219	62,181
Weighted average diluted shares outstanding	65,941	65,495	65,834	65,516

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the six months ended June 30,
	2009	2008
Cash flows provided by operating activities:
Net income	$6,634	$11,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,853	1,821
Amortization of intangible assets	7,908	8,479
Deferred income taxes	(3,198)	189
Gain on sale of joint venture	—	(611)
Amortization of deferred financing costs	417	416
Share based compensation	3,098	2,725
(Gain) loss from interest rate hedges	(757)	1,109
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,747	3,828
Prepaid expenses and other assets	358	(49)
Accounts payable and accrued expenses	(1,899)	1,749
Income taxes payable	(412)	2,437
Deferred revenue	(6,507)	3,074
Payments to reduce interest rate hedge agreements	(514)	—
Other, net	187	(373)

Net cash provided by operating activities	10,915	36,630

Cash flows used for investing activities:
Purchases of fixed assets	(1,470)	(2,150)
Purchases of marketable securities	(1,234)	(26,923)
Maturities and sales of marketable securities	4,000	11,395
Payment for the acquisition of AllHeathcareJobs	(2,690)	—

Net cash used for investing activities	(1,394)	(17,678)

Cash flows used for financing activities:
Payments on long-term debt	(32,600)	(2,700)
Proceeds from long-term debt	2,000	—
Payment of costs related to initial public offering	—	(354)
Proceeds from stock option exercises	3	9

Net cash used for financing activities	(30,597)	(3,045)

Effect of exchange rate changes	1,567	1,240

Net change in cash and cash equivalents for the period	(19,509)	17,147
Cash and cash equivalents, beginning of period	55,144	57,525

Cash and cash equivalents, end of period	$35,635	$74,672

Non-cash investing and financing activities:
Issuance of common stock for the acquisition of AllHealthcareJobs	$959	—

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008 that are included in the Company’s Annual Report on Form 10-K. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the first six months of 2009.

2. NEW ACCOUNTING PRONOUCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“FAS 141R”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. These statements change the accounting for business combinations and noncontrolling interests including requiring more assets acquired and liabilities assumed to be measured at fair value, requiring liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, requiring the acquirer in preacquisition periods to expense all acquisition-related costs and requiring noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. Both statements are to be applied prospectively and were adopted by the Company on January 1, 2009. The acquisition of AllHealthcareJobs on June 10, 2009 was accounted under FAS 141R. The acquisition was not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.

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

In April 2009, the FASB issued Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments. The position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The position also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The position is effective for interim periods ending after June 15, 2009 with early adoption permitted. The Company adopted SFAS 107-1 and APB 28-1. The disclosures are presented in Note 3.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”). This statement provides guidance on management’s assessment of subsequent events. Historically, management relied on U.S. auditing literature in AICPA Professional Standard, AU Section 560. FAS 165 did not significantly change practice because its guidance is similar to AU Section 560. This standard was adopted by the Company as of June 30, 2009. The date through which subsequent events have been evaluated is July 23, 2009, the date on which the financial statements were issued.

3. FAIR VALUE INSTRUMENTS

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. As a basis for considering assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The money market funds and marketable securities are valued using quoted prices in the market. The interest rate hedge liabilities are valued using observable inputs from a third-party provider. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt, as of June 30, 2009 and December 31, 2008 was approximately $44 million and $64 million, respectively.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of June 30, 2009
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$18,248	$—	$—	$18,248
Marketable securities	3,671	—	—	3,671
Interest rate hedge liability - current	—	639	—	639
Interest rate hedge liability - non-current	—	658	—	658

	As of December 31, 2008
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$33,957	$—	$—	$33,957
Marketable securities	6,497	—	—	6,497
Interest rate hedge liability - non-current	—	2,568	—	2,568

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

On June 10, 2009, the Company acquired substantially all of the assets of AllHealthcareJobs.com, a leading online career site dedicated to matching healthcare professionals with available career opportunities. The purchase price consisted of initial consideration of $2.7 million in cash (including working capital adjustments) and the issuance of 205,000 shares of the Company’s common stock (with certain restrictions) valued at $959,000. Additional consideration of up to a maximum of $1.0 million in cash is payable upon the achievement of certain operating and financial goals over the two year period ending June 30, 2011. The acquisition resulted in recording intangible assets of $3.1 million and goodwill of $1.4 million.

The Company determines whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test for goodwill from the 2005 Dice Inc. acquisition is performed annually as of August 31 and the impairment test for goodwill from the 2006 eFinancialCareers acquisition and the 2009 AllHealthcareJobs acquisition is performed annually as of October 31. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value.

The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company determines whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test is performed annually as of August 31. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Changes in Company strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

4. DISCONTINUED OPERATIONS

Dice India—Dice India Holdings, Inc. (“Dice India”), a wholly owned subsidiary of the Company, entered into a joint venture agreement with CyberMedia (India) Limited (“CyberMedia”) in 2004 to form CyberMedia Dice Careers Limited (“CMD”), an online technology-focused career website for the posting of technology-related jobs based in India. Dice India owned a majority of CMD. During the fourth quarter of 2007, Dice India decided to exit the joint venture, after assessing the long-term economic viability of the business in light of its operating losses. Dice India sold its interest in the joint venture to an affiliate of CyberMedia on January 28, 2008. Accordingly, the Company now reflects the related assets, liabilities, and results of operations from this segment as discontinued operations for all periods presented. Expenses that are not directly identified to Dice India or are considered corporate overhead have not been allocated to this segment in arriving at results from discontinued operations. There were no financial results for the three months ended June 30, 2008. Summary results of operations for Dice India were as follows for the six months ended June 30, 2008 (in thousands):

Revenues	$37
Operating expenses:
Cost of revenues	14
Sales and marketing	40
General and administrative	75

Total operating expenses	129

Operating loss	(92)
Gain on sale of joint venture	611
Income tax benefit	—

Income from discontinued operations	$519

5. MARKETABLE SECURITIES

DHI’s marketable securities are stated at fair value. The following tables summarize the Company’s marketable securities as of June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$3,422	$35	$3,457
U.S. Government and agencies	1 to 5 years	203	—	203
Corporate debt securities	1 to 5 years	11	—	11

Total		$3,636	$35	$3,671

	As of December 31, 2008
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$5,028	$18	$5,046
U.S. Government and agencies	1 to 5 years	1,404	36	1,440
Corporate debt securities	1 to 5 years	11	—	11

Total		$6,443	$54	$6,497

6. ACQUIRED INTANGIBLE ASSETS, NET

Below is a summary of the major acquired intangible assets and weighted average amortization periods for the acquired identifiable intangible assets (in thousands).

	As of June 30, 2009
	Cost	Acquisition of AllHealthcare Jobs	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$138	$(11,724)	$(59)	$775	3.7 years
Trademarks and brand names- Dice	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names- Other	6,400	870	(3,590)	(404)	3,276	4.6 years
Customer lists	36,361	582	(26,702)	(588)	9,653	4.6 years
Candidate database	17,440	1,542	(16,607)	(46)	2,329	3.5 years
Order Backlog	—	17	(1)	—	16	.5 years

Acquired intangible assets, net	$111,621	$3,149	$(58,624)	$(1,097)	$55,049

	As of December 31, 2008
	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$(10,168)	$(126)	$2,126	3.75 years
Trademarks and brand names- Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names- Other	6,400	(3,086)	(644)	2,670	5 years
Customer lists	36,361	(23,035)	(953)	12,373	4.5 years
Candidate database	17,440	(14,427)	(63)	2,950	3.75 years

Acquired intangible assets, net	$111,621	$(50,716)	$(1,786)	$59,119

Based on the carrying value of the acquired finite–lived intangible assets recorded as of June 30, 2009, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

July 1, 2009 through December 31, 2009	$6,380
2010	7,686
2011	1,642
2012	274
2013	67

7. INDEBTEDNESS

In March 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”) which provides for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, maturing in March 2012. Borrowings under the facility bear interest, at the Company’s option, at the LIBOR rate plus 3.25% or reference rate plus 1.75%. Quarterly payments of $250,000 of principal are required on the term loan facility. Payments of principal on the term loan facility result in permanent reductions to that facility. The borrowing capacity of the revolving credit facility is reduced by reserves against our interest rate swaps, which are determined by the swap counterparty. The Amended and Restated Credit Facility contains certain financial and other covenants. The Company was in compliance with all such covenants as of June 30, 2009.

Payments of principal of $30.6 million on the term loan were made during the six month period ended June 30, 2009.

The amounts borrowed and terms of the financing agreement as of June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Maximum available under revolving credit facility	$73,000	$72,250
Maximum available under term loan facility	$50,900	$81,500
Amounts borrowed:
LIBOR rate loans	$50,600	$81,200
Reference rate loans	300	300

Total borrowed	$50,900	$81,500

Interest rates:
LIBOR option:
Interest margin	3.25%	3.25%
Minimum LIBOR rate	3.00%	3.00%
Actual interest rates	6.25%	6.25% to 7.1325%
Reference rate option:
Interest margin	1.75%	1.75%
Minimum reference rate	6.00%	6.00%
Actual interest rate	7.75%	7.75%
Future maturities as of June 30, 2009 are as follows (in thousands):

July 1, 2009 through December 31, 2009		$500
2010		1,000
2011		1,000
2012		48,400

Total minimum payments		$50,900

In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based borrowings at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based borrowings at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. The swaps are used by the Company for the purpose of interest rate risk management. The fair values of the swap agreements are reflected as Interest rate hedge liabilities on the Condensed Consolidated Balance Sheets. During the first quarter of 2008, the Company elected hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivates, as amended. Subsequent to that election, the interest rate swap agreements became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swap agreements do not contain a rate floor. The Company discontinued applying hedge accounting under SFAS 133 during 2008 because the swaps were ineffective and not expected to be effective in the future. The change in the fair value of the swap agreements is included in Gain (loss) from interest rate hedges on the Condensed Consolidated Statements of Operations. A current liability of $639,000 and a non-current liability of $658,000 are reflected in the Condensed Consolidated Balance Sheets as of June 30, 2009.

During the three months ended June 30, 2009, the interest rate swap agreement on $60.0 million of LIBOR-based borrowings was reduced to $35.0 million of LIBOR-based borrowings. Fees of $514,000 were paid to reduce the notional amount of the hedge agreement.

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of June 30, 2009 are as follows (in thousands):

July 1, 2009 through December 31, 2009	$502
2010	1,144
2011	1,163
2012	631
2013	384
2014 and thereafter	2,487

Total minimum payments	$6,311

During March 2009, the Company entered into a ten year lease for office space in New York which is scheduled to commence in September 2009 and increased future lease commitments by $4.0 million. Rent expense was $345,000 and $677,000 for the three and six month periods ended June 30, 2009, respectively, and $297,000 and $605,000 for the three and six month periods ended June 30, 2008.

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

9. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$2,776	$7,551	$6,634	$11,836

Foreign currency translation adjustment, net of tax of $0, $(262), $0 and $0	9,371	934	7,180	1,546
Fair value adjustment on interest rate hedges, net of tax of $0, $204, $0 and $246	—	271	—	339
Unrealized gains on marketable securities, net of tax of $0, $(17), $(7) and $(17)	2	(27)	(10)	(28)

Total other comprehensive income	9,373	1,178	7,170	1,857

Comprehensive income	$12,149	$8,729	$13,804	$13,693

Accumulated other comprehensive income, net consists of the following components, net of tax, (in thousands):

	June 30, 2009	December 31, 2008
Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(8,411)	$(15,591)
Unrealized gains on marketable securities, net of tax of $11 and $20	24	34

Total accumulated other comprehensive income, net	$(8,387)	$(15,557)

10. STOCK BASED COMPENSATION

Restricted Stock—Stock totaling 16,000 and 45,000 shares was granted to non-employee members of the Company’s Board in April 2008 and May 2009, respectively. These shares are compensation for services as Board members, and the shares cannot be sold for one year from the grant date. The closing price of the Company’s stock on the date of grant was used to value the grants. There was no cash flow impact resulting from the grants. During the three and six months ended June 30, 2009, compensation cost of $28,000 and $61,000, respectively, was recorded related to these grants. At June 30, 2009, there was $163,000 of compensation cost which will be recognized over the next year.

Stock Option Plans—The Company has two plans under which it may grant stock options to certain employees, directors and consultants of the Company and its subsidiaries. Compensation expense is recorded in accordance with SFAS 123 (Revised 2004), Share-Based Payment, for stock options awarded to employees in return for employee service. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the employee service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The Company recorded stock based compensation expense of $1.6 million and $3.1 million during the three and six month periods ended June 30, 2009, respectively, and $1.4 million and $2.7 million during the three and six month periods ended June 30, 2008, respectively. At June 30, 2009, there was $6.8 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
The weighted average fair value of options granted	$—	$2.57	$1.54	$2.04
Dividend yield	—	0.00%	0.00%	0.00%
Weighted average risk free interest rate	—	2.18%	1.38%	2.13%
Weighted average expected volatility	—	50.36%	66.00%	47.46%
Expected life (in years)	—	4.0	4.6	4.0

During the six months ended June 30, 2009 the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
February 9, 2009	1,707,900	$2.88	$2.88	$—

A summary of the status of options granted as of June 30, 2009 and 2008, and the changes during the three and six month periods then ended is presented below:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the period	11,328,722	$2.78	9,597,471	$2.72
Granted	—	$—	112,500	$8.07
Exercised	(12,663)	$0.20	(3,393)	$1.89
Forfeited	(576)	$6.89	(37,505)	$5.63

Options outstanding at June 30	11,315,483	$2.79	9,669,073	$2.77

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the period	9,653,074	$2.77	8,038,280	$1.95
Granted	1,707,900	$2.88	1,687,250	$6.75
Exercised	(12,663)	$0.20	(4,113)	$2.30
Forfeited	(32,828)	$4.88	(52,344)	$5.58

Options outstanding at June 30	11,315,483	$2.79	9,669,073	$2.77

Exercisable at June 30	7,286,963	$1.96	4,799,737	$1.69

The following table summarizes information about options outstanding as of June 30, 2009:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable
		(in years)
$0.20 - $0.99	3,867,214	6.2	3,475,499
$1.00 - $2.99	3,975,419	6.4	2,262,332
$4.00 - $5.99	853,169	7.4	525,824
$6.00 - $8.99	2,579,881	6.3	1,008,383
$10.00 - $10.99	39,800	8.4	14,925

	11,315,483		7,286,963

11. SEGMENT INFORMATION

The Company aggregates its operating segments into two reportable segments: DCS Online and eFinancialCareers. Management has organized its reportable segments based upon similar geographic locations and similar economic characteristics. Both DCS Online and eFinancialCareers generate revenue from sales of recruitment packages. Aggregation is based on similarity of operating segments as to economic characteristics, products, types or classes of customers and the methods of distribution. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs, JobsintheMoney.com, AllHealthcareJobs (beginning on June 10, 2009), and eFinancialCareers’ North American operations and are reported in the “Other” category. The Company’s foreign operations are comprised of eFinancialCareers, whose business is principally in Europe, Middle East and Asia Pacific. The following table shows the segment information for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
DCS Online	$20,098	$27,421	$42,093	$54,496
eFC	5,473	9,920	11,395	19,701
Other	1,438	2,940	3,090	5,653

Total revenues	$27,009	$40,281	$56,578	$79,850

Depreciation:
DCS Online	$836	$855	$1,663	$1,617
eFC	56	65	109	129
Other	40	38	81	75

Total depreciation	$932	$958	$1,853	$1,821

Amortization of intangible assets:
DCS Online	$2,777	$2,777	$5,555	$5,555
eFC	1,007	1,282	1,942	2,569
Other	233	178	411	355

Total amortization of intangible assets	$4,017	$4,237	$7,908	$8,479

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating income:
DCS Online	$4,547	$6,518	$10,522	$13,787
eFC	935	3,643	2,511	6,798
Other	195	11	344	7

Operating income	5,677	10,172	13,377	20,592
Interest expense	(1,649)	(2,484)	(3,572)	(5,168)
Interest income	53	492	136	974
Gain (loss) from interest rate hedges	369	1,157	757	(1,109)

Income from continuing operations before income taxes	$4,450	$9,337	$10,698	$15,289

Capital expenditures:
DCS Online	$616	$1,295	$1,449	$1,974
eFC	8	92	18	151
Other	—	7	3	25

Total capital expenditures	$624	$1,394	$1,470	$2,150

The following table shows the segment information as June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Total assets:
DCS Online	$155,362	$189,488
eFinancial Careers	87,513	81,799
Other	15,679	11,882

Total assets	$258,554	$283,169

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2008 and the changes in goodwill for the six month period ended June 30, 2009 (in thousands):

	DCS Online	eFC	Other	Total
Balance, December 31, 2008	$84,778	$43,580	$9,058	$137,416
Acquisition of AllHealthcareJobs	—	—	1,445	1,445
Foreign currency translation adjustment	—	5,491	—	5,491

Balance, June 30, 2009	$84,778	$49,071	$10,503	$144,352

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. The following is a calculation of basic and diluted earnings per share and weighted average shares outstanding for continuing operations and discontinued operations (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income attributable to common stockholders from continuing operations - basic and diluted	$2,776	$7,551	$6,634	$11,317

Income attributable to common stockholders from discontinued operations - basic and diluted	$—	$—	$—	$519

Weighted average shares outstanding - basic	62,229	62,188	62,219	62,181
Add shares issuable upon exercise of stock options	3,712	3,307	3,615	3,335

Weighted average shares outstanding - diluted	65,941	65,495	65,834	65,516

Basic earnings per share:
From continuing operations	$0.04	$0.12	$0.11	$0.18
From discontinued operations	—	—	—	0.01

	$0.04	$0.12	$0.11	$0.19

Diluted earnings per share:
From continuing operations	$0.04	$0.12	$0.10	$0.17
From discontinued operations	—	—	—	0.01

	$0.04	$0.12	$0.10	$0.18

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have identified two reportable segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, based on our operating structure. Our reportable segments include DCS Online (which includes Dice.com and ClearanceJobs.com) and eFinancialCareers’ international business. Targeted Job Fairs, JobsintheMoney.com, AllHealthcareJobs (beginning June 10, 2009) and eFinancialCareers’ North American operations do not meet certain quantitative thresholds, and therefore are reported in the aggregate in the Other segment.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the term of the package purchased. In the United States, we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. Internationally, our job postings and access to our resume databases are often sold separately and not as a single package. We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At June 30, 2009, Dice.com had approximately 6,450 total recruitment package customers and as of the same date our other websites collectively served approximately 2,250 customers, including some customers who are also customers of Dice.com.

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

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Accordingly, significant increases or decreases in the unemployment rate, labor shortages or a decrease in available jobs, specifically in the technology, finance and other vertical industries we serve, can have a material affect on our revenues and results of operations. The significant increase in the unemployment rate and shortage of available jobs has caused a decrease in the number of job posting openings on our websites, which in turn negatively impacts our revenues and income. During the second quarter of 2009, total revenues declined 33% as compared to the second quarter of 2008. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. We saw a decline in the number of customers served at Dice.com from approximately 6,850 customers to approximately 6,450 customers during the second quarter of 2009. If the slowdown in recruitment activity continues, as projected, our future revenues and results of operations will be negatively impacted.

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

Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on Dice.com, Clearancejobs.com, eFinancialCareers.com, AllHealthcareJobs.com and JobsintheMoney.com. Certain of our arrangements include multiple deliverables, which consist of access to job postings and access to a searchable database of resumes. In the absence of higher-level specific authoritative guidance, we determine the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within our control. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage, if shorter.

Fair Value of Acquired Businesses

We completed the acquisition of Dice Inc. in 2005 (the “2005 Acquisition”), eFinancialGroup in 2006 (the “eFinancial Group Acquisition”), and AllHealthcareJobs in 2009 (the “AllHealthcareJobs Acquisition”). Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141R also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.

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

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test was performed as of August 31, 2008. The goodwill at the eFinancialCareers reporting units, including both eFinancialCareers’ international business and eFinancialCareers’ U.S. business, was the result of the eFinancialGroup Acquisition which occurred in October 2006. The annual test of impairment of goodwill from the eFinancialGroup Acquisition is performed as of October 31 by comparing the goodwill recorded from the eFinancialGroup Acquisition to the fair value of the eFinancialCareers’ international and eFinancialCareers’ U.S. reporting units. The goodwill at the AllHealthcareJobs reporting unit was the result of the AllHealthcareJobs Acquisition which occurred in June 2009. The annual test of impairment of goodwill from the AllHealthcareJobs Acquisition will be performed annually as of October 31 by comparing the goodwill recorded from the AllHealthcareJobs Acquisition to the fair value of the AllHealthcareJobs reporting unit.

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

Recent Developments

On June 10, 2009, the Company acquired substantially all of the assets of AllHealthcareJobs.com, a leading online career site dedicated to matching healthcare professionals with available career opportunities. The purchase price consisted of initial consideration of $2.7 million in cash (including working capital adjustments) and the issuance of 205,000 shares of the Company’s common stock (with certain restrictions) valued at $959,000. Additional consideration of up to a maximum of $1.0 million in cash is payable upon the achievement of certain operating and financial goals over the two year period ending June 30, 2011.

During the three months ended June 30, 2009, we reduced our $60.0 million interest rate swap agreement expiring January 2, 2010 to $35 million by paying fees of $514,000. The Company’s $20.0 million interest rate swap agreement expiring February 11, 2011 remains unchanged.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues

	Three Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
DCS Online	$20,098	$27,421	$(7,323)	-26.7%
eFinancialCareers	5,473	9,920	(4,447)	-44.8%
Other	1,438	2,940	(1,502)	-51.1%

Total revenues	$27,009	$40,281	$(13,272)	-32.9%

Our revenues were $27.0 million for the three months ended June 30, 2009 compared to $40.3 million for the same period in 2008, a decrease of $13.3 million, or 33%. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. We experienced a decline in the DCS Online segment of $7.3 million, or 27% which was driven by reduced revenues at Dice.com. We saw a decline in the number of customers served at Dice.com from approximately 6,850 at March 31, 2009 to approximately 6,450 at June 30, 2009. At June 30, 2008, Dice.com customers totaled approximately 8,950. Average revenue per recruitment package customer decreased by approximately 2% from the three months ended June 30, 2008 to the three months ended June 30, 2009. Partially offsetting the decrease experienced at Dice.com was an increase in revenues at ClearanceJobs of $321,000, or 32% during the three months ended June 30, 2009 compared to the same period in 2008. Thus far, ClearanceJobs has been largely unaffected by the economic downturn as it continues to increase its customer count and revenues.

We experienced a decline in the eFinancialCareers segment revenues of $4.4 million, or 45%. The reduction is the result of both the economic contraction in the markets we serve in the U.K., Europe, and Asia and due to the strengthening of the U.S. dollar versus the pound sterling. The decline in revenue related to the economic conditions was $2.9 million, or 30%, with the remainder of the decrease, $1.5 million or 15%, due to the unfavorable effect of foreign exchange rates. Revenues from the Other segment, which consists of eFinancialCareers’ North America operations, Targeted Job Fairs, AllHealthcareJobs (beginning June 10, 2009) and JobintheMoney.com, declined by $1.5 million, or 51%. This decline is also the result of reduced recruitment activities by our customers and thus, reduced demand for our services.

Cost of Revenues

	Three Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Cost of revenues	$1,811	$2,484	$(673)	-27.1%
Percentage of revenues	6.7%	6.2%

Our cost of revenues for the three months ended June 30, 2009 were $1.8 million compared to $2.5 million for the same period in 2008, a decrease of $673,000, or 27%. The decrease in cost of revenues experienced at DCS Online of $225,000 was primarily due to a decrease in the number of customer support personnel we employed to support fewer customers, job postings and customer activity. Cost of revenues in the Other segment decreased by $359,000 primarily due to a decrease in the number of job fairs conducted. Cost of revenues at eFinancialCareers decreased by $89,000 which was due to the strengthening of the U.S. dollar versus the pound sterling.

Product Development Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Product Development	$961	$1,172	$(211)	-18.0%
Percentage of revenues	3.6%	2.9%

Product development expenses for the three months ended June 30, 2009 were $961,000 compared to $1.2 million for the same period of 2008, a decrease of $211,000, or 18%. The decrease of $103,000 for the U.S. businesses was caused by a decrease in consulting costs and salaries and benefit costs for the product development team at Dice. The decrease at eFinancialCareers was primarily due to the strengthening of the U.S. dollar versus the pound sterling.

Sales and Marketing Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Sales and Marketing	$8,483	$15,895	$(7,412)	-46.6%
Percentage of revenues	31.4%	39.5%

Sales and marketing expenses for the three months ended June 30, 2009 were $8.5 million compared to $15.9 million for the same period in 2008, a decrease of $7.4 million, or 47%. Of the decrease, $6.4 million related to the U.S. businesses. The remaining $1.0 million relates to the eFinancialCareers segment, of which, $628,000 was related to the strengthening of the U.S. dollar versus the pound sterling.

Advertising and other marketing costs for the U.S. businesses totaled $3.9 million for the three month period ended June 30, 2009 compared to $8.8 million for the same period in 2008, a decrease of $4.9 million, or 56%. This decrease was primarily due to a decrease in our online advertising spending, direct mail and email campaigns. We have made reductions in our marketing spending as our business has continued to slow and as the need to drive greater usage among job seekers has declined with lower customer activity. Despite this reduction in spending, traffic at Dice.com increased 18% during the three month period ended June 30, 2009 versus the comparable period in 2008, which contributes to high service levels for our customers.

During the three month period ended June 30, 2009, approximately 60% of our advertising and marketing spending for the U.S. businesses was focused on reaching professionals who visit our sites and increasing their levels of activity on the websites. The portion of our marketing spend that focused on attracting professionals to our sites has historically been approximately 75%. With recruitment activity and job postings declining and job seeker activity increasing, we can reduce the amount of spending on job seeker marketing and still provide results that match our customers’ needs. We decreased the amount we spend on online media, particularly paid search and banner advertising programs. We continue to spend on technology-focused websites and have continued our radio advertising campaign. In marketing to customers, we continue to dedicate the majority of our spend to direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers.

The salaries, commissions, and benefits component of sales and marketing expense for the U.S. businesses totaled $2.3 million for the three months ended June 30, 2009, compared to $3.7 million during the same period in 2008, a decrease of $1.4 million. Reduced commissions expense due to the reduction in business contributed $934,000 of this decrease with the remainder coming from a reduction in salaries and benefits due to having a smaller sales force during the current period.

On a pound sterling basis, the eFinancialCareers segment experienced a decrease in sales and marketing expense of $387,000 during the three month period ended June 30, 2009 compared to the same period in 2008. Of this decrease, $212,000 was from sales costs, which is driven by decreased commissions due to lower sales. A reduction in marketing expense contributed $175,000 of this decrease. We have made reductions in our marketing spend as the business has continued to slow.

General and Administrative Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
General and administrative	$5,128	$5,363	$(235)	-4.4%
Percentage of revenues	19.0%	13.3%

General and administrative expenses for the three months ended June 30, 2009 were $5.1 million compared to $5.4 million for the same period in 2008, a decrease of $235,000, or 4%. The U.S. businesses experienced a decrease of $175,000 comprised of an overall decrease of approximately $375,000 from professional fees, bad debt expense, travel and temporary help, and computer support. These decreases were partially offset by the costs incurred to acquire AllHealthcareJobs of approximately $200,000. A decrease of $246,000 was related to the strengthening of the U.S. dollar compared to the pound sterling. Offsetting these decreases was an increase in stock-based compensation of $194,000 due to the additional expense for options issued after March 31, 2008.

Depreciation

	Three Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Depreciation	$932	$958	$(26)	-2.7%
Percentage of revenues	3.5%	2.4%

Depreciation expense for the three month period ended June 30, 2009 was $932,000 compared to $958,000 for the same period in 2008, a decrease of $26,000, or 3%. The decrease was due to a slightly lower depreciable fixed asset balance during the three month period ended June 30, 2009 compared to the same period in 2008.

Amortization of Intangible Assets

	Three Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Amortization	$4,017	$4,237	$(220)	-5.2%
Percentage of revenues	14.9%	10.5%

Amortization expense for the three month period ended June 30, 2009 was $4.0 million compared to $4.2 million for the same period in 2008, a decrease of $220,000, or 5%. Amortization expense in the three month period ended June 30, 2009 decreased by $275,000 due the strengthening of the U.S. dollar compared to the pound sterling, offset by amortization of $55,000 for AllHealthcareJobs intangible assets.

Operating Income

Operating income for the three months ended June 30, 2009 was $5.7 million compared to $10.2 million for the same period in 2008, a decrease of $4.5 million, or 44%. The decrease is primarily the result of the lower revenues at Dice and eFinancialCareers due to decreases in business, offset by reduced operating costs.

Interest Expense

Interest expense for the three months ended June 30, 2009 was $1.6 million compared to $2.5 million for the same period in 2008, a decrease of $835,000, or 34%. The decrease in interest expense was due to a smaller amount of borrowings outstanding in the three months ended June 30, 2009, on average, as compared to the same period in 2008 due to payments made on the term loan portion of our Amended and Restated Credit Facility. Payments totaling $42.9 million were made in 2008 and an additional $30.9 million of payments were made during the six months ended June 30, 2009 on the term loan. Partially offsetting this decrease was increased interest expense on the interest rate swap agreements caused by lower LIBOR rates during the three months ended June 30, 2009 versus the comparable period in 2008.

Interest Income

Interest income for the three months ended June 30, 2009 was $53,000 compared to $492,000 for the same period in 2008, a decrease of $439,000, or 89%. The decrease in interest income was due to both smaller average cash and marketable securities balances and lower rates earned on those balances during the three months ended June 30, 2009 as compared to the same period in 2008. The decreased cash balance was primarily due to payments made on our Amended and Restated Credit Facility.

Gain (Loss) from Interest Rate Hedges

A gain from interest rate hedges of $369,000 was recorded during the three months ended June 30, 2009. An increase in the fair value of our interest rate swap agreements caused this gain. A gain from interest rate hedges totaled $1.2 million during the three months ended June 30, 2008. The decrease in LIBOR rates and the decrease in the notional amount of the $60.0 million interest rate hedge agreement to $35.0 million caused the difference between the gains recorded during the two periods.

Income Taxes

	Three Months Ended June 30,
	2009	2008
	(in thousands, except percentages)
Income from continuing operations before income taxes	$4,450	$9,337
Income tax expense	1,674	1,786
Effective tax rate	37.6%	19.1%

Income tax expense for the three month period ended June 30, 2009 was $1.7 million compared to $1.8 million for the same period in 2008 and the effective tax rate increased to 37.6% from 19.1%. The increase in the effective tax rate from the prior period was primarily due to a $1.3 million tax benefit recognized during the three month period ended June 30, 2008 related to the impact of our determination that we expect our foreign earnings to be indefinitely invested.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues

	Six Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
DCS Online	$42,093	$54,496	$(12,403)	-22.8%
eFinancialCareers	11,395	19,701	(8,306)	-42.2%
Other	3,090	5,653	(2,563)	-45.3%

Total revenues	$56,578	$79,850	$(23,272)	-29.1%

Our revenues were $56.6 million for the six months ended June 30, 2009 compared to $79.9 million for the same period in 2008, a decrease of $23.3 million, or 29%. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. We experienced a decline in the DCS Online segment of $12.4 million, or 23% which was driven by reduced revenues at Dice.com. We saw a decline in the number of customers served at Dice.com from approximately 7,600 at December 31, 2008 to approximately 6,450 at June 30, 2009. At June 30, 2008, Dice.com customers totaled approximately 8,950. Average revenue per recruitment package customer decreased by approximately 1.3% from the six months ended June 30, 2008 to the six months ended June 30, 2009. Partially offsetting the decrease experienced at Dice.com was an increase in revenues at ClearanceJobs of $619,000, or 32% during the six months ended June 30, 2009 compared to the same period in 2008. Thus far, ClearanceJobs has been largely unaffected by the economic downturn as it continues to increase its customer count and revenues.

We experienced a decline in the eFinancialCareers segment revenues of $8.3 million, or 42%. The reduction is the result of both the economic contraction in the markets we serve in U.K., Europe, and Asia and due to the strengthening of the U.S. dollar versus the pound sterling. The decline in revenue related to the economic conditions was $4.5 million, or 23%, with the remainder of the decrease, $3.7 million or 19%, due to the unfavorable effect of foreign exchange rates. Revenues from the Other segment, which consists of eFinancialCareers’ North America operations, Targeted Job Fairs, AllHealthcareJobs (beginning June 10, 2009) and JobintheMoney.com, declined by $2.6 million, or 45%. This decline is also the result of reduced recruitment activities by our customers and thus reduced demand for our services.

Cost of Revenues

	Six Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Cost of revenues	$3,641	$4,901	$(1,260)	-25.7%
Percentage of revenues	6.4%	6.1%

Our cost of revenues for the six months ended June 30, 2009 were $3.6 million compared to $4.9 million for the same period in 2008, a decrease of $1.3 million, or 26%. The decrease in cost of revenues experienced at DCS Online of $431,000 was primarily due to a decrease in the number of customer support personnel we employed to support fewer customers, job postings and customer activity. Cost of revenues in the Other segment decreased by $573,000 primarily due to a decrease in the number of job fairs conducted. Cost of revenues at eFinancialCareers decreased by $257,000 which was primarily due to the strengthening of the U.S. dollar versus the pound sterling.

Product Development Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Product Development	$1,756	$2,344	$(588)	-25.1%
Percentage of revenues	3.1%	2.9%

Product development expenses for the six months ended June 30, 2009 were $1.8 million compared to $2.3 million for the same period of 2008, a decrease of $588,000, or 25%. The decrease of $371,000 for the U.S. businesses was caused by a decrease in consulting costs and salaries and benefit costs for the product development team at Dice. A decrease of $75,000 at eFinancialCareers was due to a decrease in salaries and benefit costs for the product development team at eFinancialCareers. The remainder of the decrease was due to the strengthening of the U.S. dollar versus the pound sterling.

Sales and Marketing Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Sales and Marketing	$17,919	$30,801	$(12,882)	-41.8%
Percentage of revenues	31.7%	38.6%

Sales and marketing expenses for the six months ended June 30, 2009 were $17.9 million compared to $30.8 million for the same period in 2008, a decrease of $12.9 million, or 42%. Of the decrease, $10.6 million related to the U.S. businesses. The remaining $2.3 million relates to the eFinancialCareers segment, of which, $1.5 million was related to the strengthening of the U.S. dollar versus the pound sterling.

Advertising and other marketing costs for the U.S. businesses totaled $8.1 million for the six month period ended June 30, 2009 compared to $15.9 million for the same period in 2008, a decrease of $7.9 million, or 49%. This decrease was primarily due to a decrease in our online advertising spending, direct mail and email campaigns. We have made reductions in our marketing spending as our business has continued to slow and as the need to drive greater usage among job seekers has declined with lower customer activity. Despite this reduction in spending, traffic at Dice.com increased 17% during the six month period ended June 30, 2009 versus the comparable period in 2008, which contributes to high service levels for our customers.

During the six month period ended June 30, 2009, approximately 60% of our advertising and marketing spending for the U.S. businesses was focused on reaching professionals who visit our sites and increasing their levels of activity on the websites. The portion of our marketing spend focused on attracting professionals to our sites has historically been approximately 75%. With recruitment activity and job postings declining and job seeker activity increasing, we can reduce the amount of spending on job seeker marketing and still provide results that match our customers’ needs. We decreased the amount we spend on online media, particularly paid search and banner advertising programs. We continue to spend on technology-focused websites and have continued our radio advertising campaign. In marketing to customers, we continue to dedicate the majority of our spend to direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers.

The salaries, commissions, and benefits component of sales and marketing expense for the U.S. businesses totaled $5.4 million for the six months ended June 30, 2009, compared to $7.9 million during the same period in 2008, a decrease of $2.5 million. Reduced commissions expense due to the reduction in business contributed $1.7 million of this decrease with the remainder coming from a reduction in salaries and benefits due to having a smaller sales force during the current period.

On a pound sterling basis, the eFinancialCareers segment experienced a decrease in sales and marketing expense of $820,000 during the six month period ended June 30, 2009 compared to the same period in 2008. A reduction in marketing expense contributed $552,000 of this decrease. We have made reductions in our marketing spend as the business has continued to slow. The remainder of the decrease at eFinancialCareers is attributable to a decrease in sales compensation related to a decrease in sales during the period.

General and Administrative Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
General and administrative	$10,124	$10,912	$(788)	-7.2%
Percentage of revenues	17.9%	13.7%

General and administrative expenses for the six months ended June 30, 2009 were $10.1 million compared to $10.9 million for the same period in 2008, a decrease of $788,000, or 7%. The U.S. businesses experienced a decrease of $551,000 comprised of a decrease in legal, investor relations consulting and other professional fees, facilities and insurance, and a decrease in salaries and benefits and other employee related costs due to the elimination of certain positions, partially offset by an increase in the provision for doubtful accounts of $100,000. A decrease of $605,000 was related to the strengthening of the U.S. dollar compared to the pound sterling. Offsetting these decreases was an increase in stock-based compensation of $373,000 due to the additional expense for options issued after December 31, 2008.

Depreciation

	Six Months Ended June 30,		Increase	Percent Change
	2009	2008
	(in thousands, except percentages)
Depreciation	$1,853	$1,821	$32	1.8%
Percentage of revenues	3.3%	2.3%

Depreciation expense for the six month period ended June 30, 2009 was $1.9 million compared to $1.8 million for the same period in 2008, an increase of $32,000, or 2%. The increase was due to a greater depreciable fixed asset balance during the six month period ended June 30, 2009 compared to the same period in 2008.

Amortization of Intangible Assets

	Six Months Ended June 30,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Amortization	$7,908	$8,479	$(571)	-6.7%
Percentage of revenues	14.0%	10.6%

Amortization expense for the six month period ended June 30, 2009 was $7.9 million compared to $8.5 million for the same period in 2008, a decrease of $571,000, or 7%. Amortization expense in the six month period ended June 30, 2009 decreased due the strengthening of the U.S. dollar compared to the pound sterling, partially offset by additional amortization of intangible assets for AllHealthcareJobs which was acquired on June 10, 2009.

Operating Income

Operating income for the six months ended June 30, 2009 was $13.4 million compared to $20.6 million for the same period in 2008, a decrease of $7.2 million, or 35%. The decrease is primarily the result of lower revenues at Dice and eFinancialCareers due to decreases in business, offset by reductions in operating costs.

Interest Expense

Interest expense for the six months ended June 30, 2009 was $3.6 million compared to $5.2 million for the same period in 2008, a decrease of $1.6 million, or 31%. The decrease in interest expense was due to a smaller amount of borrowings outstanding in the six months ended June 30, 2009, on average, as compared to the same period in 2008 due to payments made on the term loan portion of our Amended and Restated Credit Facility. Payments totaling $42.9 million were made in 2008 and an additional $30.6 million of payments were made during the six months ended June 30, 2009 on the term loan. Partially offsetting this decrease was increased interest expense on the interest rate swap agreements caused by lower LIBOR rates during the six months ended June 30, 2009 versus the comparable period in 2008.

Interest Income

Interest income for the six months ended June 30, 2009 was $136,000 compared to $974,000 for the same period in 2008, a decrease of $838,000, or 86%. The decrease in interest income was due to both smaller average cash and marketable securities balances and lower rates earned on those balances during the six months ended June 30, 2009 as compared to the same period in 2008. The decreased cash balance was primarily due to payments made on our Amended and Restated Credit Facility.

Gain (Loss) from Interest Rate Hedges

A gain from interest rate hedges of $757,000 was recorded during the six months ended June 30, 2009. An increase in the fair value of our interest rate swap agreements caused this gain.

A loss from interest rate hedges totaled $1.1 million during the six months ended June 30, 2008. During the first quarter of 2008, the Company determined its two interest rate swaps covering $80 million notional amount of borrowings did not initially qualify for hedge accounting based on the Company’s hedging policy and the timing of its effectiveness tests. On March 18, 2008, the Company amended its hedging policy and performed new effectiveness tests, which resulted in the interest rate swaps qualifying for hedge accounting treatment as of that date. A non-cash charge of approximately $2.3 million was recorded reflecting the change in fair value of the two swaps from inception to March 18, 2008. The Company discontinued applying hedge accounting during the fourth quarter of 2008 as the swaps were ineffective and were not expected to be effective in the future. The swaps became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swap agreements do not contain a rate floor.

Income Taxes

	Six Months Ended June 30,
	2009	2008
	(in thousands, except percentages)
Income from continuing operations before income taxes	$10,698	$15,289
Income tax expense	4,064	3,972

Effective tax rate	38.0%	26.0%

Income tax expense for the six month period ended June 30, 2009 was $4.1 million compared to $4.0 million for the same period in 2008 and the effective tax rate increased to 38.0% from 26.0%. The increase in the effective tax rate was primarily due to a $1.3 million tax benefit recognized in the second quarter of 2008 related to the impact of our determination that we expect our foreign earnings to be indefinitely invested.

Discontinued Operations

Discontinued operations represent the operations of Dice India, our interest in a joint venture with CyberMedia. We sold our interest in the CyberMedia Dice joint venture in January 2008. Accordingly, the results of operations from this segment are reflected as discontinued operations for all periods presented. Income from discontinued operations, net of tax, for the six month period ended June 30, 2008 was $519,000.

Liquidity and Capital Resources

We have shown our cash flows for the six month periods ended June 30, 2009 and 2008 in the table below.

	For the six months ended June 30,
	2009	2008
Cash provided by operating activities	$10,915	$36,630

Cash used for investing activities	(1,394)	(17,678)

Cash used for financing activities	(30,597)	(3,045)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, gain or loss on interest rate hedges, and for the effect of changes in working capital. Net cash provided by operating activities was $10.9 million and $36.6 million for the six month periods ended June 30, 2009 and 2008, respectively. The decrease in cash provided by operating activities during these periods was primarily due to lower sales during the period. Deferred revenue decreased by $6.5 million during the six months ended June 30, 2009 compared to an increase of $3.1 million in the comparable period in 2008. The decrease in deferred revenue is due to a decrease in sales over the past several quarters. The timing of payment of accrued liabilities resulted in a decrease in cash flow from accounts payable and accrued expenses of $1.9 million during the six months ended June 30, 2009 compared to an increase of $1.7 million in the comparable period of 2008. The timing of income tax payments resulted in a decrease of $0.4 million during the six months ended June 30, 2009 compared to an increase of $2.4 million in the comparable period of 2008.

Investing Activities

Cash used for investing activities during the six month period ended June 30, 2009 was $1.4 million compared to $17.7 million for the comparable period in 2008. Cash used for investing activities for the six month period ended June 30, 2009 consisted of $2.7 million used to acquire AllHealthcareJobs, capital expenditures of $1.5 million, purchases of marketable securities of $1.2 million, partially offset by maturities and sales of marketable securities of $4.0 million. Cash used for investing activities for the six month period ended June 30, 2008 consisted of purchases of marketable securities of $26.9 million and capital expenditures of $2.2 million, partially offset by maturities and sales of marketable securities of $11.4 million. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash used for financing activities during the six month periods ended June 30, 2009 and 2008 of $30.6 million and $3.0 million, respectively, was related primarily to payments under our Amended and Restated Credit Facility. During the three month period ended June 30, 2009, we borrowed and repaid $2.0 million on our revolving credit facility.

Amended and Restated Credit Facility

In March 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature in March 2012. Quarterly payments of $250,000 on the term loan are required. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility.

During the six months ended June 30, 2009, we made payments on our term loan facility of $30.6 million, resulting in total borrowings at June 30, 2009 of $50.9 million. Cash and marketable securities as of June 30, 2009 totaled approximately $39.3 million.

Our existing and future domestic subsidiaries unconditionally guaranteed our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the individual assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants, including a senior leverage ratio, fixed charge coverage ratio, and a minimum adjusted EBITDA. The Company was in compliance with all such covenants as of June 30, 2009.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of June 30, 2009:

	Payments by period
	Total	July 1, 2009 through December 31, 2009	2010-2011	2012-2013	Thereafter
	(in thousands)
Term loan facility	$50,900	$500	$2,000	$48,400	$—
Operating lease obligations	6,311	502	2,307	1,015	2,487

Total contractual obligations	$57,211	$1,002	$4,307	$49,415	$2,487

We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. During March 2009, we entered into a ten year lease for office space in New York which increased future lease commitments by $4.0 million. As of June 30, 2009, we had $50.9 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to the Amended and Restated Credit Facility.

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate. We also have two interest rate swap agreements which fix the interest rate on $35.0 million of LIBOR-based borrowings at 7.39% until January 2, 2010 and $20.0 million of LIBOR-based borrowings at 6.37% until February 11, 2011. Assuming a rate of 6.25% on our debt, and payments on the swap agreements, interest payments for the remainder of 2009, 2010-2011, and 2012, would be $2.7 million, $7.7 million, and $762,000, respectively, and none thereafter.

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

The significant increase in the unemployment rate and shortage of available jobs has caused a decrease in the number of job postings on our websites, which in turn negatively impacts our revenues and income. During the second quarter of 2009, revenues decreased 33% as compared to the second quarter of 2008. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. We saw a decline in the number of customers served at Dice.com from approximately 6,850 customers to approximately 6,450 customers during the second quarter of 2009. If the slowdown in recruitment activity continues, as projected, our future revenues and results of operations will be negatively impacted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Foreign Exchange Risk

We conduct business in 18 markets, in five languages across Europe, Asia, Australia, and Canada using the eFinancialCareers name. For the six months ended June 30, 2009, approximately 20% of our revenues were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the dollar. We currently do not hedge currency risk because our Amended and Restated Credit Facility places limitations on our ability to do so.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2009 and December 31, 2008 our cumulative translation adjustment, net of tax, decreased stockholders’ equity by $8.4 million and $15.6 million, respectively. The change from December 31, 2008 to June 30, 2009 is primarily attributable to the weakening of the U.S. dollar against the pound sterling.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility and related to our interest rate swap agreements. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either the LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of June 30, 2009, we had outstanding borrowings of $50.9 million under our Amended and Restated Credit Facility. If interest rates increased by 1.0%, interest expense for the remainder of 2009 on our current borrowings would decrease by approximately $281,000. The decrease in interest expense is due to two factors: the rate we are currently paying on our LIBOR based borrowings and the payments on our interest rate swaps. Interest expense on our LIBOR based borrowings is calculated with reference to a 3.0% LIBOR floor. Current LIBOR rates are more than 1.0% below the floor on our LIBOR based borrowings. Therefore, we would incur no additional expense if interest rates were to rise 1.0% because the 3.0% LIBOR floor would still be in effect, nor would we incur additional expense until LIBOR rates exceeded 3.0%. Additionally, LIBOR rates are currently more than 1.0% below the fixed rate on our interest rate swaps; therefore as LIBOR rates rise, the difference between the fixed and floating portions of our interest rate swaps becomes smaller, reducing the net amount we pay on the swaps and thus reducing interest expense.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

On June 10, 2009, the Company issued 205,000 shares of common stock (with certain restrictions) as consideration for the acquisition of substantially all the assets of AllHealthcareJobs. The aggregate consideration of these shares was approximately $959,000. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

Use of Proceeds

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on April 17, 2009.

Each of the two nominees for election to the Board – Anton J. Levy and Jeffrey S. Nordhaus – was elected to serve for a three-year term. The results of the voting follows:

Nominee	For	Withheld
Anton J. Levy	56,964,759	68,579

Jeffrey S. Nordhaus	56,964,759	68,579

The two directors elected at the annual meeting of stockholders are Class II directors (with a term expiring in 2012). John W. Barter, Scot W. Melland and William W. Wyman continue to service as Class III directors (with a term expiring in 2010). Peter R. Ezersky, David S. Gordon and David C. Hodgson continue to service as Class I directors (with a term expiring in 2011). On July 16, 2009, Anton J. Levy resigned from the Company’s board of directors. On that same date, H. Raymond Bingham was appointed to the Company’s board of directors as a Class II director (with a term expiring in 2012).

The proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was approved. The results of the voting follows:

For	57,003,942

Against	8,280

Abstain	21,116

Broker non-votes	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.11*	Amendment to Employment Agreement dated July 6, 2009 between Dice Holdings, Inc. and Thomas M. Silver

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DICE HOLDINGS, INC.
Registrant
DATE: July 23, 2009
/s/ Scot W. Melland
Scot W. Melland
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael P. Durney
Michael P. Durney
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.11*	Amendment to Employment Agreement dated July 6, 2009 between Dice Holdings, Inc. and Thomas M. Silver

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.