Form 10-K
period 2009-12-31
DICE HOLDINGS, INC.
filed 2010-02-10
CIK 1393883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer    ☐    Accelerated filer    ☑    Non-accelerated filer    ☐    Smaller Reporting Company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $74,000,000 as of June 30, 2009, the last business day of the registrant’s second fiscal quarter of 2009.

As of January 29, 2010, there were 62,501,759 shares of the registrant’s common stock (“Common Stock”) outstanding, par value of $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2009.

DICE HOLDINGS, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	competition from existing and future competitors;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	failure to develop and maintain our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ personal information;

•	our indebtedness;

•	inability to borrow funds under our credit facility or refinance our debt;

•	periods of operating and net losses and history of bankruptcy;

•	covenants in our Amended and Restated Credit Facility;

•	inability to successfully identify or integrate future acquisitions;

•	strain on our resources due to future growth;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	control by our principal stockholders;

•	compliance with certain corporate governance requirements and costs incurred in connection with being a public company;

•	compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•	failure to maintain internal controls over financial reporting;

•	loss of key executives and technical personnel;

•	U.S. and foreign government regulation of the Internet and taxation;

•	changes in foreign currency exchange rates;

•	our foreign operations;

•	inability to expand into international markets;

•	unfavorable decisions in proceedings related to future tax assessments;

•	taxation risks in various jurisdictions for past or future sales; and

•	write-offs of goodwill.

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

The Dice.com service has operated for 19 years, while eFinancialCareers.com has been in operation for nine years. Through eFinancialCareers, we have been able to extend our operations into financial services and expand our presence internationally into Europe and Asia, and broaden our expertise in content and community features. eFinancialCareers.com operates local websites in 18 markets and five languages for financial services professionals primarily in the United Kingdom, Continental Europe, North America, Middle East, Southeast Asia and Australia. To further our strategic footprint, in June 2009, we acquired AllHealthcareJobs, a leading career website in the United States for healthcare professionals.

We believe that as recruiting activities continue to migrate online and the global workforce becomes increasingly specialized, both professionals and employers are demanding access to industry and occupation-specific online recruiting services and career content. Professionals use our base level services at no cost to manage their careers by posting their resumes and searching our large collections of job opportunities. Employers, recruiters and staffing firms pay us to post jobs and to access our databases of resumes of highly experienced and qualified professionals. The majority of our revenues are derived from customers who purchase our recruitment packages, which are available through monthly or longer-term contractual arrangements and allow customers to both post jobs and search our databases of resumes.

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

We operate the following websites, each of which focuses on different career sectors or geographic regions:

•

Dice.com, the leading recruiting and career development website for technology and engineering professionals in the United States. During January 2010, Dice.com had over 2.1 million unique visitors, a decrease of nearly 6% since January 2009. As of January 31, 2010, there were approximately 57,000 job postings.

•

eFinancialCareers.com, the leading global recruiting and career development websites for financial services professionals, is headquartered in the United Kingdom and serves the financial services industry in various markets around the world. During January 2010, eFinancialCareers.com had approximately 1.2 million unique visitors worldwide, including visitors who came to more than one site in the network during the month. As of January 31, 2010, there were approximately 5,900 job postings.

•

ClearanceJobs.com, the leading recruiting and career development website for professionals with active U.S. government security clearance. During January 2010, ClearanceJobs.com had approximately 370,000 unique visitors, an increase of approximately 40% since January 2009, and as of January 31, 2010 had approximately 6,000 job postings.

•

AllHealthcareJobs.com, a leading recruiting and career development website for healthcare professionals. AllHealthcareJobs was acquired in June 2009. During January 2010, AllHealthcareJobs.com had approximately 360,000 unique visitors and as of January 31, 2010 had approximately 28,000 job postings. Monthly unique visitors have increased approximately 72% since acquisition.

We also operate Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology and security-cleared candidates in the United States. In 2009, Targeted Job Fairs produced 85 career fairs, at which it hosted a wide range of locally and nationally recognized companies and recruiters, offering them the opportunity to screen and hire highly qualified candidates face-to-face. A typical job fair during 2009 hosted an average of 11 companies and averaged over 500 job seeking professionals. In addition, Targeted Job Fairs coordinates private career fairs for individual companies desiring exclusive access to top quality candidates. We also operate JobsintheMoney.com, a recruiting and career development website for accounting and finance professionals in the United States.

We have experienced significant revenue growth since 2004. We generated revenues from continuing operations of $110.0 million in 2009, up from $32.2 million in 2004, representing a CAGR of 28%, and we grew our operating income and cash flow from operations from $3.6 million and $14.0 million to $26.5 million and $22.8 million, representing a CAGR of 49% and 10%, respectively, over the same period. However, the significant increase in the unemployment rate and general reduction in recruitment activity has negatively impacted our revenues and income during late 2008 and throughout 2009. During the year ended December 31, 2009, we experienced a decline in total revenues of 29% as compared to the same period in 2008. The decline in revenues is a result of reduced need for our services which impacted the number of companies using our primary services. We saw a decline in the number of customers served at Dice.com from approximately 7,600 customers to approximately 5,900 customers during 2009. We have begun to see improvement in recruitment activity during the latter half of 2009, which resulted in revenues in the fourth quarter of 2009 being flat with the third quarter of 2009, but still significantly lower than the fourth quarter of 2008.

Any slowdown in recruitment activity that occurs will negatively impact our revenues and results of operations. Alternatively, a decrease in the unemployment rate or a labor shortage generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to a year.

Our Company

Through our predecessors, we have been in the technology recruiting and career development business for 19 years. In 1999, the Dice.com service was acquired by Earthweb Inc., an Internet technology content provider, which at the time of the acquisition was a publicly held company with its common stock traded on the NASDAQ National Market. During 2000, Earthweb Inc. (which subsequently changed its name to Dice Inc. (“Dice Inc.”) made a strategic decision to focus on technology recruiting and career development and exited the technology content-based business.

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

In September 2004, Dice Inc. acquired substantially all of the assets of ClearanceJobs.com, the leading recruiting and career development website for professionals with active U.S. government security clearance, and in January 2005, acquired substantially all of the assets of Targeted Job Fairs, a leading producer and host of career fairs and open houses for technology and security-cleared candidates.

Dice Holdings, Inc. (the “Company” or “DHI”) was incorporated on June 28, 2005 by investment funds organized by General Atlantic, LLC (the “General Atlantic Stockholders”) and Quadrangle Group LLC (the “Quadrangle Stockholders” and, together with the General Atlantic Stockholders, the “Principal Stockholders”). On August 31, 2005, Dice Holdings, Inc. purchased all of the outstanding common stock of Dice Inc. from its stockholders (the “2005 Acquisition”), and Dice Inc. became its wholly-owned subsidiary. DHI is a holding company and its assets consist substantially of the capital stock of its three subsidiaries, Dice Inc., eFinancialGroup and JobsintheMoney.

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

On June 10, 2009, we acquired substantially all of the assets of AllHealthcareJobs.com, a leading online career site dedicated to matching healthcare professionals with available career opportunities. The purchase price consisted of initial consideration of $2.7 million in cash (including working capital adjustments) and the issuance of 205,000 shares of the Company’s common stock (with certain restrictions) valued at $959,000. Additional consideration of up to a maximum of $1.0 million in cash is payable upon the achievement of certain operating and financial goals over the two year period ending June 30, 2011.

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

We also believe that certain industries that employ highly skilled and highly paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. According to the U.S. Bureau of Labor Statistics, for instance, more than half of the new jobs created will be in professional and related occupations and service occupations. Additionally, 22 of the top 30 fastest-growing occupations in the United States during the period from 2008 to 2018 are expected to be in technology, finance, and healthcare fields. In addition, the current labor market for computer-related occupations is significantly tighter than the overall employment market in the U.S.

We believe that the market for employment advertising will continue to shift online due to:

•

Expansion in the size of the Internet population and increased broadband access. The Internet population continues to grow and, according to IDC, the number of global Internet users is projected to grow from 968 million in 2005 to over 2.2 billion in 2013. Gartner projects that broadband penetration will increase from 60% of U.S. households in 2009 to 78% in 2013. This trend is bringing online large groups of workers from diverse industry segments and enabling employers to target them through online classified advertisements.

•

Shift in media consumption and spending from offline to online media. Increased penetration of broadband Internet connections is fueling not only the growth in the number of Internet users but also the amount of time consumers are spending online (on an absolute basis and relative to using other media). In 2009, Forrester Research, US, or “Forrester,” found that consumers spent 34% of their media consumption hours online. While U.S. online advertising budgets are large and growing, online marketing spend represents only a small fraction of total advertising spending. According to Forrester, online advertising budgets were estimated to be approximately $25.6 billion in 2009, which was just 12% of total U.S. advertising expenditures. We believe that over time, advertisers will follow consumer behavior and invest a growing share of their marketing budgets in online advertising. Forrester projected that U.S. online advertising would reach $55.0 billion in 2014 and represent 21% of all marketing spend, representing a CAGR of approximately 17% from 2005.

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

While generalist job boards have improved the recruiting process compared to traditional offline alternatives, specialized career websites offer job postings, content and services tailored to the specific needs of the communities they serve. Generalist sites often do not provide as simple and as rapid an ability to match specific skills and requirements between candidates and available positions. Specialist career websites, however, not only can provide an experience relevant to candidates’ specific needs, but also can remain relevant for professionals who are not currently seeking a job, but who nonetheless wish to remain apprised of market trends. We believe this leads to a better recruitment experience for both customers and professionals.

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

Benefits to Professionals

Access to a large number of relevant job postings. Our career websites provide a large number of job postings for technology and engineering, accounting and finance, financial services, healthcare and U.S. government security-clearance positions. For example, as of January 31, 2010, Dice.com had 57,000 individual job postings for technology and engineering professionals, which we believe to be the largest concentration in the United States in these verticals, and eFinancialCareers had 5,900 job postings for financial services professionals. ClearanceJobs.com had 6,000 job posting for individuals with U.S government security-clearance. In addition, the specialized focus of our career websites benefits professionals by helping to ensure that the job opportunities posted by our customers are relevant and attractive to them.

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

Benefits to our Customers

Unique pools of qualified professionals. We seek to improve the efficiency of the recruiting process for our customers by providing quick and easy access to large and up-to-date pools of highly qualified and hard-to-reach professionals. The professionals who post their resumes on Dice.com are highly educated, with approximately 75% having a bachelor’s degree or higher, as of January 2010. Our online surveys indicate that over 82% of professionals who use Dice.com have more than five years of experience, more than half have greater than 10 years of experience, and the majority are currently employed. We believe the high number of employed, or “passive,” job seekers that use our websites makes our online career websites more attractive to our customers because actively employed professionals often make for more attractive candidates. Moreover, because the communities of professionals who visit our websites are highly skilled and specialized within specific industries, we believe our customers reach a more targeted and qualified pool of candidates than through generalist sites. Additionally, the size and geographic scope of the eFinancialCareers network, which operates career websites in 18 markets around the world, provides customers with access to highly targeted financial services professionals around the world.

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

Continue to grow the size, quality, uniqueness and activity level of our professional communities. Continuing to grow the size, quality, uniqueness and activity level of our professional communities is a key success factor in maximizing the long-term potential of our career websites. By continually delivering a growing and fresh audience of qualified professionals to our customers, we will be able to satisfy and retain our existing customers as well as to meet the expectations and needs of new customers. We intend to achieve this objective by increasing loyalty and usage among professionals who currently use the site and by reaching new users through targeted marketing and online advertising campaigns.

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

Further build brand awareness. Brand recognition is a key differentiating factor among providers of traditional and online recruiting and career services. We believe that during the 19 years we have operated Dice.com and the nine years that eFinancialCareers has been in operation, we have fostered brands that are closely associated with ease of use and high quality sector-specific career and recruiting services within their professional communities. We will continue to invest in increasing brand awareness through targeted marketing and advertising campaigns in order to attract new customers and professionals.

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

Selectively expand into new verticals. We believe other professional communities have characteristics that would support specialized career websites. We will consider entering into new verticals that meet specific criteria, primarily focusing on hard-to-find, highly skilled and highly paid professionals. We entered the healthcare vertical during 2009 with our acquisition of AllHealthcareJobs.com. We believe we can leverage our experience serving unique vertical or industry markets as we pursue opportunities in other vertical industries. For example, we have been able to increase ClearanceJobs.com’s revenues more than ten-fold since we acquired it in 2004, which demonstrates our ability to successfully leverage our experience in serving high growth communities as we expand into new verticals.

Products and Services

We provide leading recruiting and career development websites for direct employers, recruiters, staffing companies and technology and engineering, financial services, capital market and corporate finance, healthcare, and security-cleared professionals. We provide our customers with access to unique pools of experienced and highly qualified professionals, and professionals seeking jobs and career information with access to collections of full-time, part-time and contract positions. Both customers and professionals provide content for our career websites by posting descriptions of available jobs and resumes. Our search technology and specialized focus enable us to provide professionals with the ability to perform highly targeted job searches based on specific criteria, including locations, types of employment, skills and keywords. Our vertical focus allows users to find the information they are looking for faster and easier than general job boards. Our career websites also offer career resources, such as specialized content and industry news.

We offer our recruiting and career development services and tools through the following five websites, each of which focuses on different career sectors:

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

Customers have access to specific tools and resources that Dice.com provides to help recruiters and human resources managers improve the effectiveness of their recruitment processes. Through our resume database offerings, Dice.com provides customers with the ability to conduct powerful, detailed searches of candidate resumes that match desired criteria, the results of which are delivered by email to our customers. Dice.com also provides professionals with job search tools, resume posting and career-related content. In January 2010, Dice.com had over 2.1 million unique visitors and ended the month with more than 980,000 searchable resumes. Almost 400,000 of these resumes are less than one year old.

Customers can purchase recruitment packages, classified postings or advertisements. Approximately 89% of Dice.com revenue is derived from recruitment packages. Recruitment packages offer our customers the ability to access the candidate resume database and post jobs in job slots. Job slots allow our customers to rotate an unlimited number of jobs through the same slots during the contract period. Our base monthly recruitment package gives our customers a single license to search our candidate resume database and the ability to post positions in up to five job slots. Customers are incented to purchase our recruitment packages on an annual basis. Our classified postings allow our customers to post a single job for a period of 30 days. General website advertising does not generate a significant portion of our revenue, but may be purchased separately or as part of a recruitment package.

eFinancialCareers.com is the leading global recruiting and career development network of websites for financial services professionals, including investment banking, asset management, insurance, retail banking, hedge funds and senior corporate finance professionals. eFinancialCareers was launched in the United Kingdom in 2000, and now operates career websites in 18 markets in five languages primarily in Continental Europe, North America, the Persian Gulf States, Southeast Asia and Australia using the eFinancialCareers name. eFinancialCareers has expanded its career site network through distribution agreements by which it powers the job boards of an additional 75 websites in the finance sector, including well-known worldwide capital markets publications and organizations, such as Thomson Reuters (U.K., France, Italy, Germany, Africa and Gulf), Institutional Investor (U.S.), L’Expansion and l’Express (France), Milano Finanza (Italy), Finance Asia (Southeast Asia) and Financial Standard (Australia). As a result, eFinancialCareers is able to greatly enhance the reach and visibility of its job postings and has attracted an audience of cross-border customers and professionals willing to seek jobs in markets other than their own. eFinancialCareers does not generate revenues from its distribution agreements.

eFinancialCareers’ customers primarily post jobs targeting specific sectors within the financial services industry, and can also search the resume database of highly qualified and specialized professionals in this sector. In addition to allowing professionals to post resumes and apply for listed positions, eFinancialCareers also provides professionals with career enhancement tools and resources, such as employer profiles, newsletters, and industry surveys. eFinancialCareers also provides both professionals and graduating students with professional education and training materials.

ClearanceJobs.com is the leading online career website dedicated to matching candidates with active or current U.S. government security clearance to the best hiring companies searching for security-cleared employees. ClearanceJobs.com provides professionals with many of the career development tools, such as resume writing tips and salary surveys, also offered on Dice.com. We believe ClearanceJobs.com has the largest and fastest-growing database of active security-cleared candidates available online, with approximately 140,000 resumes as of December 31, 2009. The majority of candidates with resumes in our database have high-level security clearance.

AllHealthcareJobs.com is a leading career website dedicated to matching healthcare professionals with available career opportunities. We believe AllHealthcareJobs.com has the largest and fastest-growing database of healthcare professionals available online, with approximately 200,000 resumes as of December 31, 2009.

We also operate Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology and security-cleared candidates in the United States. In 2009, Targeted Job Fairs produced 85 career fairs, at which it hosted a wide range of locally and nationally recognized companies and recruiters, offering them the opportunity to screen and hire highly qualified candidates face-to-face. A typical job fair during 2009 hosted an average of 11 companies and averaged over 500 job seeking professionals. In addition, Targeted Job Fairs coordinates private career fairs for individual companies desiring exclusive access to top quality candidates. We also operate JobsintheMoney.com, a recruiting and career development website for accounting and finance professionals in the United States.

Marketing and Sales

Success in the highly competitive online recruiting business requires the creation of a marketplace attractive to both customers and professionals. We focus our long-term marketing efforts on growing the number of professionals who visit our websites, which we believe increases the attractiveness of our websites to our customers. We primarily use targeted marketing, rather than broad-based advertising, to increase our brand awareness among professionals as well as new applicable audiences and to improve site performance including new resumes posted and applications to job postings. For instance, in the case of Dice.com, we have advertising campaigns on technology-focused websites, such as Mashable, Apple Insider and ReadWriteWeb, and on search engines. We also market our websites to professionals through the use of newsletters and industry pieces, such as The Dice Advisor and The ClearanceJobs Report, and through the use of products, such as daily “Job Alert” emails. Our job seeker marketing programs have helped us produce strong results in traffic and user activity.

Our customer marketing efforts are directed at targeted customer acquisition and have been effective in producing new customers. We also employ marketing efforts directed at retaining our existing customers. eFinancialCareers has built its brand awareness through strategic relationships, but without significant spending on marketing and advertising. During 2008 and 2009, our marketing spend was approximately 19% of revenues for eFinancialCareers focusing on increasing brand awareness and focusing on emerging markets. In addition to our sales efforts described below, our customer marketing efforts are conducted through direct mail and email campaigns, high impact marketing, trade shows, and events. For instance, we send over 2 million emails and 175,000 pieces of direct mail to our existing and potential customers on a monthly basis. We also reach our customers through the use of direct marketing educational campaigns, which keep them aware of recruiting developments and practices.

Our sales efforts focus on further penetrating the market for recruiting and career development services. Our field sales group targets Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our in-house sales organization focuses on generating new business from recruiters and small and mid-size companies, renewing customer contracts and increasing the service levels that customers purchase, as well as servicing the needs of our largest clients. As of December 31, 2009, our sales organization employed 64 sales personnel in the United States and 23 in the rest of the world.

Customer Support

We believe we have differentiated ourselves from our competitors by providing extensive ongoing support to our customers. Our customers are assigned a customer support representative, who is the first point of contact after a sale is made. Our customer support efforts focus on training our customers on our products and services, because we believe customers will have a more compelling user experience if they are more familiar with our products and services. Our customer support representatives also assist customers, upon request, by building candidate searches and writing and editing customers’ job postings. Additionally, our customer support efforts focus on ensuring that the professionals who use our websites have positive experiences. For instance, our customer support department constantly reviews our websites for false or inaccurate job postings and performs other similar compliance functions. We believe customers view our customer support functions as a strong, attractive attribute of our websites. Our customer support department was awarded Customer Service Department of the Year- All Other Industries for 2009 from the Stevie Awards for Sales and Customer Service.

Customers

We currently serve a diversified customer base consisting of approximately 8,000 customers. No customer for our career website services accounted for more than 1% of our revenues in 2009. Our customers include small, mid-sized and large direct employers and staffing companies, recruiting agencies and consulting firms. As of December 31, 2009, significant customers of Dice.com and ClearanceJobs.com included AT&T, Adecco, Lockheed Martin, Manpower, Raytheon and Robert Half, and significant customers of eFinancialCareers included Robert Half, Barclays, Moody’s Investors Service, JP Morgan Chase, SThree, Société Générale and Macquarie Group.

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

Competition

The market for recruiting services and employment advertising is highly competitive with multiple online and offline competitors. With the evolution of the online recruiting model, there has been an increasing need to provide ease of use and relevance to professionals, as well as an efficient and cost-effective recruitment method for direct employers, recruiters and staffing companies. Additionally, the further development of the Internet has made it easier for new competitors to emerge with minimal barriers to entry. Our ability to maintain our existing customer base and generate new customers depends to a significant degree on the quality of our candidate base, the quality of our services, our pricing and value-added products and services and our reputation among our customers and potential customers. Our competitors include:

•

generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder (owned by Gannett, Tribune, McClatchy and Microsoft), and Monster.com, which, unlike specialized job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all their hiring needs through a single website;

•

newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards;

•	specialized job boards focused specifically on the industries we service, such as FT.com and ComputerJobs.com;

•	aggregators of classified advertising, including SimplyHired, Indeed, Google and Craigslist;

•	social and professional networking sites, such as LinkedIn;

•	new and emerging competitors with new business models and products that customers are more willing to try in periods of economic uncertainly; and

•	our customers, who seek to recruit candidates directly by using their own resources, including corporate websites.

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

As of January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the “CAN-SPAM Act,” became effective. The CAN-SPAM Act regulates commercial emails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial emails. In addition, the email must include a postal address of the sender and, under certain circumstances, notice that the email is an advertisement. The CAN-SPAM Act may apply to the marketing materials and newsletters that we distribute to our audience via email. At this time, we are applying the CAN-SPAM Act to our email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act.

The European Union (“EU”) also has enacted several directives relating to the Internet and various EU member states have implemented them with national legislation. In order to safeguard against the spread of certain illegal and socially harmful materials on the Internet, the European Commission has drafted the “Action Plan on Promoting the Safe Use of the Internet.” Other European Commission directives and national laws of several foreign governments address the regulation of privacy, e-commerce, security, commercial piracy, consumer protection and taxation of transactions completed over the Internet. See Item 1A. “Risk Factors—Our business is subject to U.S. and foreign government regulation of the Internet and taxation, which may have a material adverse effect on our business.”

Employees

As of December 31, 2009, we had 265 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Segments

We organize our businesses into the following reporting segments, so defined due to similarities in the economic and geographical characteristics, and financial performance of the underlying brands.

•	DCS Online

•	eFinancialCareers

•	Other

The following table summarizes our revenues for our products and services, which are described in each of the subsequent reporting segment discussions:

	Year ended December 31,
	2009		2008		2007
	(in thousands, except percentages)
Revenues:
DCS Online	$80,918	74%	$107,329	69%	$102,215	72%
eFinancialCareers	23,027	21%	37,202	24%	29,658	21%
Other	6,046	5%	10,478	7%	10,477	7%

Total revenues from continuing operations	$109,991	100%	$155,009	100%	$142,350	100%

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

Our eFinancialCareers reporting segment represents international operations, and is headquartered in the United Kingdom. Revenues are derived from the sale of job postings, access to a searchable database of candidates, classified job postings, and website advertising, although not usually as a package. See Item 1A. “Risk Factors—Our business is subject to U.S. and foreign government regulation of the Internet and taxation, which may have a material adverse effect on our business.”

Our Other reporting segment is comprised of eFinancialCareers’ North American operations, AllHealthcareJobs, Targeted Job Fairs, and JobsintheMoney. Revenues are derived from sales of recruitment packages to recruiters and employers, which is a combination of job posting slots and access to a searchable database of candidates. Revenues are also generated from the sale of classified job postings to recruiters and employers, along with website advertising and job fair revenue.

Refer to the notes to our consolidated financial statements for a measure of profit and assets by segment.

Item 1A.	Risk Factors

We may be adversely affected by cyclicality or an extended downturn in the United States or worldwide economy, or in or related to the industries we serve.

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Demand for these professionals, and professionals in the other vertical industries we serve such as healthcare, tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology, finance and other vertical industries we serve, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in certain of the vertical industries we serve, such as technology. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of January 2010, the seasonally unadjusted U.S. unemployment rate was 5.9% for computer related occupations, 6.6% in the finance sector, 5.5% in the healthcare sector and 9.7% overall, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009 we experienced a 29% decline in revenues compared to 2008. If the current economic environment continues, our ability to generate revenue may continue to be adversely affected.

In addition, the general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, our operating results, business and financial condition could be significantly harmed by an extended economic downturn or future downturns, especially in regions or industries where our operations are heavily concentrated. Further, we may face increased pricing pressures during such periods as customers seek to use lower cost or fee services. Additionally, the labor market and certain of the industries we serve have historically experienced short term cyclicality. It is difficult to estimate the total number of passive or active job seekers or available job openings in the United States or abroad during any given period. If there is a labor shortage, qualified professionals may be less likely to seek our services, which could cause our customers to look elsewhere for attractive employees. Such labor shortages would require us to intensify our marketing efforts towards professionals so that professionals who post their resumes on our websites remain relevant to our customers, which would increase our expenses. Alternatively, if there is a shortage of available job openings, the number of job postings on our websites could decrease, causing our revenues to decline. Any economic downturn or recession in the United States or abroad for an extended period of time could have a material adverse effect on our business, financial condition, results of operations and liquidity. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to a year.

We operate in a highly competitive developing market and we may be unable to compete successfully against existing and future competitors.

The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder (owned by Gannett, Tribune, McClatchy and Microsoft) and Monster.com, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com and ComputerJobs.com. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards. In addition, we face competition from aggregators of classified advertising, including SimplyHired, Indeed and Google; Craigslist; and social and professional networking sites, such as LinkedIn. We also compete with new and emerging competitors with new business models and products that customers are more willing to try in periods of economic uncertainty. In addition, many of our customers also seek to recruit candidates directly by using their own resources, including corporate websites. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, or the qualified professionals who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced. Additionally, job postings and resume posting in the career services industry are not marketed exclusively through any single channel, and accordingly, our competition could aggregate a set of postings similar to ours. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.

We must adapt our business model to keep pace with rapid changes in the recruiting and career services business, including rapidly changing technologies and the development of new products and services.

Providing recruiting and career development services on the Internet is a relatively new and rapidly evolving business, and we will not be successful if our business model does not keep pace with new trends and developments. The adoption of recruiting and job seeking, particularly among those who have historically relied on traditional recruiting methods, requires acceptance of a new way of conducting business, exchanging information and applying for jobs. The number of customers and professionals utilizing our services has increased from several years ago. If we are unable to adapt our business model to keep pace with changes in the recruiting business, or if we are unable to continue to demonstrate the value of our online services to our customers, our business, results of operations, financial condition and liquidity could be materially adversely affected. Our success is also dependent on our ability to adapt to rapidly changing technology and to make investments to develop new products and services. Accordingly, to maintain our competitive position and our revenue base, we must continually modernize and improve the features, reliability and functionality of our service offerings and related products in response to our competitors. Future technological advances in the career services industry may result in the availability of new recruiting and career development offerings or increase in the efficiency of our existing offerings. Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements, and to develop and promote their products and services more effectively than we can. We may not be able to adapt to such technological changes or offer new products on a timely or cost effective basis or establish or maintain competitive positions. If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations, financial condition and liquidity could be materially and adversely affected.

If we fail to develop and maintain our reputation and brand recognition our business could be adversely affected.

We believe that establishing and maintaining the identity of our brands, such as Dice, eFinancialCareers, AllHealthcareJobs, and ClearanceJobs, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of Internet services similar to ours. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.

Our business is largely based on customers who purchase monthly or annual recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.

Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings or advertisements. Most of our revenues are generated by the fees we earn from our customers who purchase monthly or long-term recruitment packages. Our growth depends on our ability to retain our existing monthly and annual recruitment package customers and to increase the number of customers who purchase recruitment packages. Any of our customers may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. We cannot assure you that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses. The current economic downturn and decrease in recruitment activity created a reduced need for our services from our customers; during the downturn, our revenues have declined by 29% from 2008 to 2009.

If we fail to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, our revenues could decline.

The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated, with, as of January 2010, approximately 75% having a bachelor’s degree or higher. Our online surveys indicate that 82% of professionals who use Dice.com have more than five years of experience, greater than half have more than 10 years of experience and most are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for candidates elsewhere, which could cause our revenues to decline.

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

We derive almost all of our revenues from the purchase of recruitment products and services and employment advertising offered on our websites. As a result, our operations depend on our ability to maintain and protect our computer systems, most of which are located in redundant and independent systems in Urbandale, Iowa. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our operations are dependent in part on our ability to protect our operating systems against:

•	physical damage from acts of God;

•	terrorist attacks or other acts of war;

•	power loss;

•	telecommunications failures;

•	network, hardware or software failures;

•	physical and electronic break-ins;

•	hacker attacks;

•	computer viruses or worms; and

•	similar events.

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

Additionally, overall Internet usage could decline if any well publicized compromise of security occurs or if there is a perceived lack of security of information, including credit card numbers and other personal information. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment and online job boards, in particular, have been targeted by hackers who seek to gain unauthorized access to job seeker and customer data for purposes of implementing “phishing” or other schemes. Despite our implementation of firewalls, switchgear and other network security measures, our websites, servers, databases and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. Our systems, like the systems of many other career websites, have been targeted in the past in cyber attacks and hacks and may continue to be subject to such attacks. We will continue to review and enhance our computer systems to try to prevent unauthorized and unlawful intrusions, but in the future it is possible that we may not be able to prevent all intrusions and such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of proprietary or personal information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate or alleviate, problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by computer viruses or other similar disruptive problems and we could inadvertently transmit viruses across our networks to our users or other third parties. Our hardware and back up systems could fail causing our services to be interrupted. Any of these occurrences could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.

We may be liable with respect to the collection, storage and use of the personal information of our professionals and our current practices may not be in compliance with proposed new laws and regulations.

Our business depends on our ability to collect, store, use and disclose personal data from the professionals who use our websites. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use, sale and storage by various Internet companies of users’ personal information. While we believe we are in compliance with current law, we cannot ensure that we will not be subject to lawsuits or investigations for violations of law. Moreover, our current practices regarding the collection, storage and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state and foreign governments intended to limit the collection and use of user information. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our current practices relating to the collection, storage and use of user information. Our failure to comply with laws and regulations could also lead to adverse publicity and a loss of consumer confidence if it were known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our users had given to us. This could result in a loss of customers and revenue and materially adversely impact the success of our business. Concern among prospective customers and professionals regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers and other personal information, could keep prospective customers from using our career services websites. Internet-wide incidents or incidents with respect to our websites, including misappropriation of our users’ personal information, penetration of our network security, or changes in industry standards, regulations or laws could deter people from using the Internet or our websites to conduct transactions that involve confidential information, which could have a material adverse impact on our business. Additionally, the EU has adopted a directive, and most of the EU states have adopted laws, that impose restrictions on the collection, use and disclosure of personal data concerning EU residents, and on any transfer of such data outside of the EU. In response to the directive and these laws, which prohibit the transfer of data to countries that are not deemed to have laws that adequately protect data subjects’ privacy rights, other countries have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal data that meet the EU’s standard for adequacy. Directives and privacy acts of these other countries may have an adverse effect on our ability to collect, use, disclose and transfer personal data from users in the applicable countries and consequently may have an adverse effect on our business.

We have indebtedness which could affect our financial condition, and, given the current environment, we may not be able to borrow funds under our revolving credit facility or refinance our indebtedness.

As of December 31, 2009, we had $50.3 million of outstanding indebtedness under our Amended and Restated Credit Facility and we had the ability to borrow an additional $74.4 million. Following the payment of $10.3 million in January and February 2010, we had $40.0 million of outstanding indebtedness under our Amended and Restated Credit Facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.

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

Our indebtedness could limit our ability to:

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

If we are not able to successfully identify or integrate future acquisitions our management’s attention could be diverted, and our efforts to integrate future acquisitions could consume significant resources.

An important component of our strategy is to expand the geographic markets and the vertical sectors we serve and diversify the products and services we offer through the acquisition of other complementary businesses and technologies (for example the June 2009 acquisition of AllHealthcareJobs and October 2006 eFinancialGroup Acquisition). Our further growth may depend in part on our ability to identify additional suitable acquisition candidates and acquire them on terms that are beneficial to us. We may not be able to identify suitable acquisition candidates or acquire them on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired business into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

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

As our operations have expanded, we have experienced a rapid growth in our headcount. We grew from 128 employees at December 31, 2004 to 265 employees at December 31, 2009. Our rapid growth has demanded and will continue to demand substantial resources and attention from our management, including improving our operational and financial systems and expanding, training, retaining and managing our employee base. If we do not effectively manage our growth and expand, train, retain and manage our employee base, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses and reduce our profitability.

Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.

Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our trademarks, trade names and service marks and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied for trademarks and service marks that we use in connection with our business, including DICE, CLEARANCEJOBS.COM, JOBSINTHEMONEY and EFINANCIALCAREERS. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, vendors and customers to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, which could adversely affect our business and reputation.

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

Together, the Principal Stockholders beneficially own approximately 72% of our outstanding common stock as of January 31, 2010. Accordingly, together the Principal Stockholders can exercise significant influence over our business policies and affairs, including the composition of our board of directors, and over any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. The concentration of ownership of the Principal Stockholders may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of the Principal Stockholders, even if such events are in the best interests of minority stockholders. In addition, in connection with our IPO, we entered into the Institutional and Management Shareholders Agreement, or the “Institutional Shareholder Agreement,” with the Principal Stockholders and certain of our officers and employees, which we refer to as the “Management Stockholders.” In accordance with the Institutional Shareholder Agreement, each of the Principal Stockholders has the right to designate up to (1) three members of our board of directors if such Principal Stockholder owns 17.5% or more of our common stock, (2) two members of our board of directors if it owns less than 17.5% but at least 10% of our common stock, and (3) one member of our board of directors if it owns less than 10% but at least 5% of our common stock. If a Principal Stockholder owns less than 5% of our common stock, it will no longer be entitled to designate members of our board of directors. Each Principal Stockholder has agreed to vote its shares in favor of the directors designated by the other Principal Stockholder in accordance with the terms of the agreement. Each Principal Stockholder will also have the right to designate one member of our Compensation Committee and one member of our Nominating and Corporate Governance Committee if such Principal Stockholder owns at least 5% of our common stock. Our Institutional Shareholder Agreement and our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against our Principal Stockholders in a manner that would prohibit them from investing in competing businesses or doing business with our clients and customers. To the extent they invest in such other businesses, they may have differing interests than our other stockholders.

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the NYSE rules and, as a result, our stockholders will not have the protections afforded by these corporate governance requirements.

Together, the Principal Stockholders control more than 50% of the voting power of our common stock. As a result, we are considered a “controlled company” for the purposes of the NYSE listing requirements and therefore we are permitted to opt out of the NYSE listing requirements that would otherwise require our board of directors to have a majority of independent directors and our Compensation and Nominating and Corporate Governance Committees to be comprised entirely of independent directors. For instance, our Chief Executive Officer is a member of our Nominating and Corporate Governance Committee. Additionally, the Institutional Shareholder Agreement requires us to take advantage of the controlled company exemption to the extent it remains available. Accordingly, our stockholders do not have the same protection afforded to stockholders of companies that are subject to all of the NYSE governance requirements and the ability of our independent directors to influence our business policies and affairs may be reduced.

We have incurred increased costs and will continue to incur these costs as a result of being a public company.

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

Our common stock is listed on the NYSE. The NYSE requires us to continue to meet certain listing standards, including standards related to the trading price of our common stock (e.g., maintaining an average share price of at least $1.00), as well as our global market capitalization (e.g., maintaining an average global market capitalization of at least $75 million). During 2009, the closing price of our common stock on the NYSE ranged from $2.12 to $6.95. As of January 29, 2010, the closing price of our common stock was $5.71 and our market capitalization was approximately $381 million. While we are currently in compliance with the NYSE continued listing requirements, we cannot assure you that we will remain in compliance. If we do not meet the NYSE’s continued listing standards, we will be notified by the NYSE and we will be required to take corrective action to meet the continued listing standards; otherwise our common stock will be delisted from the NYSE. A delisting of our common stock on the NYSE would reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets. A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

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

Congress and various state and local governments, as well as the EU, have passed legislation that regulates various aspects of the Internet, including content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations are also considering legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. A number of proposals have been made at the state and local level that would impose taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of commerce over the Internet and could adversely affect our business, future results of operations, financial condition and liquidity. A law imposing a three-year moratorium on new taxes on Internet based transactions was enacted by Congress in October 1998. The moratorium was extended by Congress three different times with the expiration now being in

2014. This moratorium relates to new taxes on Internet access fees and state taxes on commerce that discriminate against out-of-state websites. Sales or use taxes imposed upon the sale of products or services over the Internet are not affected by this moratorium. We may be subject to restrictions on our ability to communicate with our customers through email and phone calls. Several jurisdictions have proposed or adopted privacy related laws that restrict or prohibit unsolicited email or “spam.” These laws may impose significant monetary penalties for violations. For example, the CAN-SPAM Act of 2003, or “CAN-SPAM,” imposes complex and often burdensome requirements in connection with sending commercial email. Key provisions of CAN-SPAM have yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices or services we offer or may offer. Although CAN-SPAM is thought to have preempted state laws governing unsolicited email, the effectiveness of that preemption is likely to be tested in court challenges. If any of those challenges are successful, our business may be subject to state laws and regulations that may further restrict our email marketing practices and the services we may offer. The scope of those regulations is unpredictable. Because a number of these laws are relatively new and still in the process of being implemented, we do not know how courts will interpret these laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. Increased regulation of the Internet may therefore reduce the use of the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations, financial condition and liquidity.

We face risks relating to our foreign operations.

We operate in 18 markets around the world. For the year ended December 31, 2009, approximately 21% of our total revenues were generated outside of the United States. Such amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar, which could affect our results of operations. To date, we have not engaged in exchange rate hedging activities and our Amended and Restated Credit Facility contains a restrictive covenant which limits our ability to hedge currency risk. Even were we to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

•	difficulties in staffing and managing foreign operations;

•	competition from local recruiting services or employment advertising agencies;

•	operational issues such as longer customer payment cycles;

•	language and cultural differences;

•	taxation issues;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	difficulties in enforcing intellectual property rights in countries other than the United States; and

•	general political and economic trends.

Our future growth depends on our ability to expand operations in international markets. We may have limited experience or we may need to rely on business partners in these markets, and our future growth will be materially adversely affected if we are unsuccessful in our international expansion efforts.

We operate local websites in numerous markets around the world. Our future growth will depend significantly on our ability to expand our brands and product offerings in additional international markets. As we expand into new international markets, we may have only limited experience in marketing and operating our products and services in such markets. In other instances, we may have to rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting the online recruitment and advertising industry medium and, as a result, our operations in international markets may not develop at a rate that supports our level of investment.

We may be impacted by unfavorable decisions in proceedings related to future tax assessments.

We operate in a number of jurisdictions and are from time to time subject to audits and reviews by various taxation authorities with respect to income, payroll, sales and use and other taxes and remittances, for current as well as past periods. We may become subject to future tax assessments by various authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. There are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may differ materially from the tax amounts recorded in our consolidated financial statements. Any amount we might be required to pay in connection with an ongoing audit or review or a future tax assessment may have a material adverse effect on our financial position, cash flows or overall results of operations.

Taxation risks could subject us to liability for past sales and cause our future sales to decrease.

We do not collect sales or other taxes on most of the services we provide in the U.S. Our operations, and any future expansion of them, along with other aspects of our evolving business, may result in additional sales and other tax obligations.

Currently, the individual states’ sales and use tax regulations determine which services performed over the Internet are subject to sales and use tax. A number of states have been considering or have adopted initiatives that could impose sales and use taxes on certain services delivered over the Internet. If these initiatives are successful, we could be required to collect sales and use taxes in additional states. Also, a state may take the position under existing tax regulations that certain services we provide are subject to sales tax under current regulations. The imposition by state and local governments of various taxes upon certain services delivered over the Internet could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and potentially decrease our future sales.

We collect consumption tax (including value added tax, goods and services tax, and provincial sales tax) as applicable on services sold by us on some of our international sites. Additional foreign countries may seek to impose sales or other tax collection obligations on us.

A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on the sale of services could result in substantial tax liabilities for past sales, decrease our ability to compete, and otherwise harm our business.

A write-off of all or a part of our goodwill would hurt our operating results and reduce our net worth.

We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2009, we had $142.6 million of goodwill on our balance sheet, which represented approximately 54% of our total assets. We are not permitted to amortize goodwill under U.S. accounting standards and instead are required to review goodwill at least annually for impairment. During 2008, goodwill of $7.2 million related to eFinancialCareers’

U.S. operations was written off. In the event impairment is identified again in the future, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of our goodwill would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any properties. Our corporate headquarters are located at 1040 Avenue of the Americas, New York, New York, where we lease approximately 7,500 square feet. We lease approximately 39,000 square feet of office space in two facilities in Urbandale, Iowa under two separate lease arrangements. We lease approximately 10,000 square feet of space to house our eFinancialCareers operation in London, England. We also have small sales offices in Cincinnati, Ohio; Singapore; and Sydney, Australia.

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

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE and commenced trading on July 18, 2007 under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock. The high and low quarterly closing sales prices for the common stock for 2009, 2008, and 2007 were as follows:

	2009				2008				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Third Quarter	Fourth Quarter
Low	$2.12	$2.82	$4.00	$5.38	$5.97	$6.29	$5.96	$2.62	$7.81	$7.95
High	$4.40	$5.30	$6.80	$6.95	$9.37	$9.04	$9.24	$6.68	$13.90	$13.09

Holders

As of January 29, 2010, there were 54 stockholders of record of our common stock and the last reported sale price of our stock as reported by the NYSE was $5.71. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

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

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information required by this item as of December 31, 2009 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	11,451,740	$2.82	1,413,250
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	11,451,740	$2.82	1,413,250

See also Item 7. “Management Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on July 18, 2007 (the date on which our common stock was first traded on the NYSE) through December 31, 2009 (the last trading day of our common stock on the NYSE in 2009) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on July 17, 2007. All values assume reinvestment of the full amount of all dividends, if any.

Comparative Returns

The returns shown on the graph do not necessarily predict future performance.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report.

The following consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc. (“Successor”), which are included elsewhere in this Annual Report. The consolidated statements of operations data for the year ended December 31, 2006 and the four months ended December 31, 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc. (“Successor”), which are not included in this Annual Report. The consolidated statements of operations data for the eight months ended August 31, 2005 has been derived from the audited consolidated financial statements and related notes of Dice Inc. (“Predecessor”), that do not appear in this Annual Report.

	Dice Holdings, Inc. (Successor)					Dice Inc. Reorganized (Predecessor)
	For the year ended December 31,				For the four months ended December 31, 2005	For the eight months ended August 31, 2005(1)
	2009	2008	2007	2006(2)
	(in thousands, except per share information)
Revenues	$109,991	$155,009	$142,350	$83,400	$16,975	$33,864

Operating expenses:
Cost of revenues	7,501	9,862	8,647	4,628	1,181	2,358
Product development	3,866	4,425	4,188	2,359	597	1,048
Sales and marketing	35,241	57,019	53,427	33,456	8,106	13,708
General and administrative	18,857	21,277	19,194	10,263	2,880	4,612
Depreciation	3,715	3,689	2,971	1,699	350	956
Amortization of intangible assets	14,270	16,641	19,051	13,092	4,168	1,112
Impairment of goodwill and intangible assets	—	7,213	2,879	—	—	—

Total operating expenses	83,450	120,126	110,357	65,497	17,282	23,794

Operating income	26,541	34,883	31,993	17,903	(307)	10,070
Interest expense	(6,801)	(9,552)	(13,104)	(4,788)	(1,914)	(15)
Interest income	213	1,647	1,047	234	42	479
Gain (loss) from interest rate hedges	1,505	(2,568)	—	—	—	—
Other expense	(77)	—	—	—	(105)	(160)

Income (loss) from continuing operations before income taxes	21,381	24,410	19,936	13,349	(2,284)	10,374
Income tax expense (benefit)	7,890	9,573	6,692	5,110	(839)	4,325

Income (loss) from continuing operations	13,491	14,837	13,244	8,239	(1,445)	6,049

Discontinued operations:
Income (loss) from discontinued operations	—	519	(1,718)	(2,471)	(488)	(442)
Income tax benefit from discontinued operations	—	—	3,981	1,010	211	258

Income (loss) from discontinued operations, net of tax	—	519	2,263	(1,461)	(277)	(184)

Net income (loss)	13,491	15,356	15,507	6,778	(1,722)	5,865
Convertible preferred stock dividends	—	—	(107,718)	(11,180)	—	—

Income (loss) attributable to common stockholders	$13,491	$15,356	$(92,211)	$(4,402)	$(1,722)	$5,865

Basic earnings (loss) per share (3):
From continuing operations	$0.22	$0.24	$(3.34)	$(31.89)	$(15.67)	$302.56
From discontinued operations	—	0.01	0.08	(15.86)	(3.00)	(9.20)

	$0.22	$0.25	$(3.26)	$(47.75)	$(18.67)	$293.36

Diluted earnings (loss) per share (3):
From continuing operations	$0.20	$0.23	$(3.34)	$(31.89)	$(15.67)	$270.51
From discontinued operations	—	0.01	0.08	(15.86)	(3.00)	(8.23)

	$0.20	$0.24	$(3.26)	$(47.75)	$(18.67)	$262.28

Weighted average shares outstanding:
Basic	62,266	62,194	28,256	92	92	20
Diluted	66,074	65,345	61,416	59,873	51,632	22

	Dice Holdings, Inc. (Successor)					Dice Inc. Reorganized (Predecessor)
	For the year ended December 31,				For the four months ended December 31, 2005	For the eight months ended August 31, 2005 (1)
	2009	2008	2007	2006 (2)
	(in thousands, except per share information)
Other Financial Data:
Net cash provided by operating activities	$22,801	$54,176	$55,653	$40,852	7,922	16,262
Depreciation and amortization	17,985	20,330	22,022	14,791	4,518	2,068
Capital expenditures	(2,988)	(3,971)	(3,527)	(2,800)	(556)	(1,756)
Net cash provided by (used for) investing activities	(3,516)	(10,341)	(2,760)	(66,547)	(164,738)	5,452
Net cash provided by (used for) financing activities	(31,170)	(43,196)	(1,167)	27,964	160,381	(61)
Deferred revenue (4)	33,909	40,758	46,230	34,383	16,947	15,576

	Dice Holdings, Inc. (Successor)
	At December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$44,925	$55,144	$57,525	$5,684	$3,324
Goodwill and intangible assets, net	191,174	196,535	238,345	256,626	186,346
Total assets	262,555	283,169	341,587	302,327	207,818
Long-term debt, including current portion	50,300	81,500	124,400	89,000	49,000
Total stockholders’ equity	148,620	123,506	120,627	134,335	110,261

(1)	Reflects the acquisition of Targeted Job Fairs in January 2005.
(2)	Reflects the eFinancialGroup Acquisition on October 31, 2006.
(3)	Basic and diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding for the period. The impact of preferred stock outstanding and common stock options outstanding at December 31, 2007 and 2006, were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for those periods.
(4)	Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects our increased ability to sign customers to long-term contracts. We recorded deferred revenue of $16.1 million on our consolidated balance sheet, as of August 31, 2005, prior to purchase accounting adjustments related to the 2005 Acquisition. As required by generally accepted accounting principles in the United States, or “U.S. GAAP,” in determining the fair value of the liabilities assumed under purchase accounting, the acquired deferred revenue is to be recorded at fair value to the extent it represents an assumed legal obligation. We estimated our obligation related to deferred revenue as a result of the 2005 Acquisition using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill our deferred revenue obligation in connection with the 2005 Acquisition were based on our expected future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $6.0 million, to $10.1 million. The reduction negatively impacted revenues by $3.6 million and $2.1 million for the periods ended December 31, 2005 and 2006, respectively. Similarly, we recorded deferred revenue for eFinancialGroup at the date of the acquisition of $3.6 million, prior to purchase accounting adjustments. We estimated our obligation related to deferred revenue based on future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue for eFinancialGroup by $2.4 million, to $1.2 million. The reduction negatively impacted revenues by $1.5 million and $918,000 during the year ended December 31, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. See also “Note Concerning Forward-Looking Statement.”

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, and the failure to attract qualified professionals or grow the number of qualified professionals who use our websites. These factors and others are discussed in this Annual Report on Form 10-K under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Our Company

Through our predecessors, we have been in the technology recruiting and career development business for 19 years. In 1999, the Dice.com service was acquired by Earthweb Inc., an Internet technology content provider, which at the time of the acquisition was a publicly held company with its common stock traded on the NASDAQ National Market. During 2000, Earthweb Inc. (which subsequently changed its name to Dice Inc.) made a strategic decision to focus on technology recruiting and career development and exited the technology content-based business.

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

In September 2004, Dice Inc. acquired substantially all of the assets of ClearanceJobs.com, the leading recruiting and career development website for professionals with active U.S. Government security clearance, and in January 2005, acquired substantially all of the assets of Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology and security-cleared candidates in the United States.

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

We have provided certification test preparation and assessment products for technology professionals through our subsidiary, MeasureUp. In February 2007, we decided to abandon the MeasureUp business after assessing the long-term economic viability of MeasureUp in light of its projected operating losses and the lack of an operational or strategic fit with our core business, and after unsuccessfully attempting to sell the business. We ceased all significant business activities of MeasureUp on March 30, 2007. Our historical financial statements present MeasureUp as a discontinued operation. Revenue for MeasureUp for the year ended December 31, 2007 totaled $835,000.

CyberMediaDice Careers Limited (“CMD”) was a joint venture between Dice India and CyberMedia (India) Limited (“CyberMedia”), and the largest targeted vertical career website for technology professionals in India. During the fourth quarter 2007, we decided to exit the joint venture. We completed the sale on January 28, 2008, following the completion of all legal documents and conditions of the sale. Our historical financial statements present CMD as a discontinued operation. Revenue for Dice India for the years ended December 31, 2008 and 2007 were $37,000 and $501,000, respectively. Dice India experienced operating losses of $92,000 and $1.5 million, respectively over the same periods.

On June 10, 2009, we acquired substantially all of the assets of AllHealthcareJobs.com, a leading online career site dedicated to matching healthcare professionals with available career opportunities. The purchase price consisted of initial consideration of $2.7 million in cash (including working capital adjustments) and the issuance of 205,000 shares of the Company’s common stock (with certain restrictions) valued at $959,000. Additional consideration of up to a maximum of $1.0 million in cash is payable upon the achievement of certain operating and financial goals over the two year period ending June 30, 2011.

Based on our operating structure, we have identified two reportable segments under the Segment Reporting topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). Our reportable segments include DCS Online (which includes Dice.com and ClearanceJobs.com) and eFinancialCareers’ business outside North America. Targeted Job Fairs, JobsintheMoney.com, AllHealthcareJobs and eFinancialCareers’ North American operations do not meet certain quantitative thresholds, and therefore are reported in the aggregate in the Other segment.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. In the United States, we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. Internationally, our job postings and access to our resume databases are often sold separately and not as a single package. We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At December 31, 2009, Dice.com had approximately 5,900 total recruitment package customers and our other websites collectively served approximately 2,300 customers, including some customers who are also customers of Dice.com, as of the same date. Our revenues from continuing operations have grown significantly from $32.2 million in 2004 to $110.0 million in 2009; a 28% CAGR. However, the significant increase in the unemployment rate and general reduction in recruitment activity has negatively impacted our revenues and income during late 2008 and throughout 2009. During the year ended December 31, 2009, we experienced a decline in total revenues of 29% as compared to the same period in 2008. The decline in revenues is a result of reduced need for our services which impacted the number of companies using our primary services. We saw a decline in the number of customers served at Dice.com from approximately 7,600 customers to approximately 5,900 customers during 2009. We have begun to see improvement in recruitment activity during the latter half of 2009, which resulted in revenues in the fourth quarter of 2009 being flat with the third quarter of 2009, but still significantly lower than the fourth quarter of 2008.

Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $33.9 million and $40.8 million at December 31, 2009 and 2008, respectively.

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

Revenue Recognition

We recognize revenues when persuasive evidence of an agreement exists, delivery of service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Payments received in advance of services being rendered are recorded as deferred revenue and recognized generally on a straight-line basis over the service period. We generate a majority of our revenue from the sale of recruitment packages.

Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on Dice.com, Clearancejobs.com, eFinancialCareers.com and AllHealthcareJobs.com. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within our control. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.

Fair Value of Acquired Businesses

We completed the acquisition of Dice Inc. in 2005, eFinancialGroup in 2006, and AllHealthcareJobs in 2009. FASB ASC topic on Business Combinations requires acquired businesses to be recorded at fair value by the acquiring entity. The Business Combinations topic also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.

The significant assets acquired and liabilities assumed from our acquisitions consist of intangible assets, goodwill, deferred revenue and contingent consideration. Fair values of the technology and trademarks were determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. Fair values of the customer lists were estimated using the discounted cash flow method based on projections of the amounts and timing of future revenues and cash flows, discount rates and other assumptions as deemed appropriate. Fair values of the candidate database were determined based on the estimated cost to acquire a seeker applied to the number of active seekers as of the acquisition date. The acquired deferred revenue is recorded at fair value as it represents an assumed legal obligation. We estimated our obligation related to deferred revenue using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a reasonable profit margin. The estimated costs to fulfill our deferred revenue obligation were based on our expected future costs to fulfill our obligation to our customers. Contingent consideration is an obligation to transfer assets or equity interests to the former owners if certain future operating and financial goals are met. The fair value of the contingent consideration is determined based on management’s estimation that certain events will occur and certain financial metrics will be reached. Goodwill is the amount of purchase price paid for an acquisition that exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

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

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Dice

Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test performed as of August 31, 2009 resulted in no impairment. The goodwill at the eFinancialCareers’ international business and eFinancialCareers’ U.S. business, was the result of the eFinancialGroup Acquisition in October 2006. Goodwill at the AllHealthcareJobs reporting unit is the result of the acquisition of AllHealthcareJobs assets in June 2009. The annual test of impairment of goodwill from the eFinancialGroup and AllHealthcareJobs acquisitions is performed as of October 31 by comparing the goodwill recorded from these acquisitions to the fair value of the respective reporting units. The annual impairment test performed as of October 31, 2009 resulted in no impairment.

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

We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test is performed annually as of August 31. No impairment was indicated during 2009.

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

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in FASB ASC topic, Income Taxes. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have concluded that based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that the deferred tax assets will be used in the future, net of valuation allowances. Uncertain tax positions are evaluated and amounts are recorded when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Judgment is required in evaluating each uncertain tax position to determine whether the more likely than not recognition threshold has been met.

Stock and Stock-Based Compensation

We have granted stock options to certain of our employees and directors under our 2005 Omnibus Stock Plan and our 2007 Equity Award Plan. We follow the Compensation- Stock Compensation subtopic of the FASB ASC.

The fair value of options granted during the years ended December 31, 2009, 2008 and 2007, was estimated on the grant date using Black-Scholes option-pricing model with the weighted average assumptions in the table below. Because our stock was not publicly traded during all of the periods during which options were granted, the average historical volatility rate for a similar entity was used. The expected life of the options granted was derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Periods Ended December 31,
	2009	2008	2007
The weighted average fair value of options granted	$1.61	$2.06	$1.41
Dividend yield	0.00%	0.00%	0.00%
Weighted avarage risk free interest rate	1.38%	2.14%	4.62%
Weighted average expected volatility	64.94%	47.78%	35.54%
Expected life (in years)	4.6	4.0	4.0

Recent Developments

Long-term Debt

In addition to making our quarterly amortization payment on the term loan in 2010, we prepaid $5.0 million in January 2010 and an additional $5.0 million in early February 2010. All payments were on the term loan portion of our Amended and Restated Credit Facility. As of February 5, 2010, we had $40.0 million outstanding under the term loan. The $74.4 million available on the revolving credit facility remains undrawn.

Cyclicality

The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that the economic and strategic value provided by online career websites has led to an overall increase in the use of these services during the most recent labor market cycle. That increased usage has somewhat lessened the impact of cyclicality on our businesses as compared to traditional offline competitors.

The significant increase in the unemployment rate and general reduction in recruitment activity has negatively impacted our revenues and income during late 2008 and throughout 2009. During the year ended December 31, 2009, we experienced a decline in total revenues of 29% as compared to the same period in 2008. The decline in revenues is a result of reduced need for our services which impacted the number of companies using our primary services. We saw a decline in the number of customers served at Dice.com from approximately 7,600 customers to approximately 5,900 customers during 2009. We have begun to see improvement in recruitment activity during the latter half of 2009, which resulted in revenues in the fourth quarter of 2009 being flat with the third quarter of 2009, but still significantly lower than the fourth quarter of 2008.

Any slowdown in recruitment activity that occurs will negatively impact our revenues and results of operations. Alternatively, a decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to a year.

Results of Operations

Our historical financial information discussed in this Annual Report on Form 10-K has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2009, 2008 and 2007. Consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues	6.8%	6.4%	6.1%
Product development	3.5%	2.9%	2.9%
Sales and marketing	32.0%	36.8%	37.5%
General and administrative	17.1%	13.7%	13.5%
Depreciation	3.4%	2.4%	2.1%
Amortization of intangible assets	13.0%	10.7%	13.4%
Impairment of goodwill and intangible assets	0.0%	4.7%	2.0%

Total operating expenses	75.9%	77.5%	77.5%

Operating income	24.1%	22.5%	22.5%
Interest expense	(6.2%)	(6.2%)	(9.2%)
Interest income	0.2%	1.1%	0.7%
Gain (loss) from interest rate hedges	1.4%	(1.7%)	0.0%
Other expense	(0.1%)	0.0%	0.0%

Income from continuing operations before income taxes	19.4%	15.7%	14.0%
Income tax expense	7.2%	6.2%	4.7%

Income from continuing operations	12.3%	9.6%	9.3%

Income from discontinued operations, net of tax	0.0%	0.3%	1.6%

Net income	12.3%	9.9%	10.9%

Comparison of Years Ended December 31, 2009 and 2008

Revenues

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
DCS Online	$80,918	$107,329	$(26,411)	-24.6%
eFinancialCareers	23,027	37,202	(14,175)	-38.1%
Other	6,046	10,478	(4,432)	-42.3%

Total revenues	$109,991	$155,009	$(45,018)	-29.0%

Our revenues were $110.0 million for the year ended December 31, 2009 compared to $155.0 million for the same period in 2008, a decrease of $45.0 million, or 29%.

We experienced a decline in the DCS Online segment of $26.4 million, or 25%. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. Our recruitment package customers decreased from approximately 7,600 at December 31, 2008 to approximately 5,900 at December 31, 2009, reflecting a decrease in demand due to the economic contraction in the United States. Average revenue per recruitment package customer declined from the year ended December 31, 2008 to the year ended December 31, 2009 by approximately 3%. Slightly offsetting the declines in revenue at Dice was an increase in ClearanceJobs revenue of $1.3 million for the year ended December 31, 2009 as compared to the same period in 2008. ClearanceJobs has been largely unaffected by the economic downturn as it continues to increase its customer count and revenues.

The eFinancialCareers segment experienced revenue decline of $14.2 million, or 38%. The strengthening of the U.S. dollar to the pound sterling caused $4.4 million of this reduction. The remaining $9.8 million reduction, or 26%, is the result of reduced recruitment activity in the markets we serve in the U.K., Europe, and Asia. Revenues from the Other segment, which consists of eFinancialCareers’ North America operations, Targeted Job Fairs, AllHealthcareJobs (beginning in June 2009) and JobsintheMoney.com, declined by $4.4 million or 42%. This decline is also the result of reduced recruitment activities by our customers and thus, reduced demand for our services.

Cost of Revenues

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Cost of revenues	$7,501	$9,862	$(2,361)	-23.9%
Percentage of revenues	6.8%	6.4%

Our cost of revenues for the year ended December 31, 2009 were $7.5 million compared to $9.9 million for the same period in 2008, a decrease of $2.4 million, or 24%. The decrease in cost of revenues was the result of declines at all of our segments. The decline at DCS Online was $976,000, primarily due to a decrease in software subscription and maintenance costs needed to maintain our websites. Additionally, there was a decrease in costs as a result of decreasing the number of customer support personnel we employ, due to lower levels of user activity and compliance activity. Cost of revenues in our Other segment decreased by $1.0 million, primarily due to fewer job fairs being conducted. Cost of revenues for the eFinancialCareers segment decreased $338,000, mostly due to the strengthening of the U.S. dollar versus the pound sterling.

Product Development Expenses

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Product Development	$3,866	$4,425	$(559)	-12.6%
Percentage of revenues	3.5%	2.9%

Product development expenses for the year ended December 31, 2009 were $3.9 million compared to $4.4 million for the same period in 2008, a decrease of $559,000 or 13%. The decrease was driven mostly by the eFinancialCareers segment, which decreased $313,000, relating to a decrease in salaries and benefit costs for the product development team in the United Kingdom who support eFinancialCareers websites serving Europe, the Middle East, Asia Pacific and North America. Additionally, a decrease of $194,000 at eFinancialCareers was due to the strengthening of the U.S. dollar versus the pound sterling. Product development expenses in the DCS Online segment did not decline as we continued to invest in enhancing our websites.

Sales and Marketing Expenses

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Sales and Marketing	$35,241	$57,019	$(21,778)	-38.2%
Percentage of revenues	32.0%	36.8%

Sales and marketing expenses for the year ended December 31, 2009 were $35.2 million compared to $57.0 million for the same period in 2008, a decrease of $21.8 million, or 38%.

Advertising and other marketing costs for the DCS Online segment were $13.2 million for the year ended December 31, 2009 compared to $24.6 million for the same period in 2008, a decrease of $11.4 million, or 46%. The decrease was primarily due to reducing our online advertising spending, direct mail and email campaigns. We made reductions in our marketing spending as our business slowed and as the need to drive greater usage among job seekers has declined with lower customer activity. Despite this reduction in spending, traffic at Dice.com increased 12.5% during 2009 as compared to 2008, which contributes to high service levels for our customers.

During the year ended December 31, 2009, approximately 60% of our advertising and marketing spending for the U.S. businesses was focused on reaching professionals who visit our sites and increasing their levels of activity on the websites. The portion of our marketing spend that focused on attracting professionals to our sites has historically been approximately 75%. During 2009, we saw recruitment activity and job postings slow, while job seeker activity increased. With this set of circumstances, we reduced the amount of spending on job seeker marketing and still provided results that matched our customers’ needs. We decreased the amount we spend on online media, particularly paid search and banner advertising programs. We continue to spend on paid search and technology-focused websites, and have continued our radio advertising campaign. In marketing to customers, we continue to dedicate the majority of our spend to direct mail and email campaigns focused on communicating the value proposition of our services to current, former and potential customers. In 2010 we intend to increase investments in marketing to capitalize on the improving market conditions, to match seeker activity to the anticipated increase in customer activity, and on the significant customer opportunity that exists.

The salaries, commissions, and benefits component of sales and marketing expense for the U.S. businesses was $10.9 million for the year ended December 31, 2009, compared to $14.4 million in 2008. Reduced commission expense due to the reduction in business contributed $2.4 million of this decrease with the remainder coming from a reduction in salaries and benefits as a result of a smaller sales force during the current period.

For the eFinancialCareers segment, we decreased overall sales and marketing expense by $4.0 million to $7.9 million for the year ended December 31, 2009 from $11.9 million for the prior year. Of this decrease, $1.8 million related to the strengthening of the U.S. dollar versus the pound sterling. Reduced commission expense due to the reduction in business contributed $638,000 of this decrease. The remainder of the decrease at eFinancialCareers of $1.6 million relates to a decline in marketing spending. Consistent with the U.S. businesses, we have made reductions in marketing spend as the business has slowed.

Sales and marketing expenses at the Other segment declined by $3.4 million from 2008 to 2009. Consistent with DCS Online, this was due to a planned reduction in marketing spending and lower commission expense.

General and Administrative Expenses

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
General and administrative	$18,857	$21,277	$(2,420)	-11.4%
Percentage of revenues	17.1%	13.7%

General and administrative expenses for the year ended December 31, 2009 were $18.9 million compared to $21.3 million for the same period in 2008, a decrease of $2.4 million, or 11%.

Our U.S. businesses realized a decrease in general and administrative expenses of $1.5 million in the year ended December 31, 2009 as compared to the same period in the prior year. Of this decrease, stock-based compensation expenses were $500,000 lower due to certain options becoming fully vested, and thus fully expensed during 2009. Additionally, we experienced a decrease in professional fees, insurance costs, and additional other public company costs of approximately $1.0 million.

General and administrative expense for eFinancialCareers decreased $947,000 in the year ended December 31, 2009, as compared to the same period in 2008. Of this decrease, $704,000 was from the strengthening of the U.S. dollar versus the pound sterling. The remainder of the decrease was due to reduced professional fees.

Depreciation

	Year ended December 31,		Increase	Percent Change
	2009	2008
	(in thousands, except percentages)
Depreciation	$3,715	$3,689	$26	0.7%
Percentage of revenues	3.4%	2.4%

Depreciation expense for the years ended December 31, 2009 and 2008 was $3.7 million. Depreciation was consistent between periods due to consistent depreciable fixed asset balances during the periods.

Amortization of Intangible Assets

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Amortization	$14,270	$16,641	$(2,371)	-14.2%
Percentage of revenues	13.0%	10.7%

Amortization expense for the year ended December 31, 2009 was $14.3 million compared to $16.6 million for the same period in 2008, a decrease of $2.4 million, or 14%. Amortization expense in the year ended December 31, 2009 decreased $2.4 million due to certain intangible assets from the Dice and eFinancialCareers acquisitions becoming fully amortized and by $752,000 due to the strengthening of the U.S. dollar compared to the pound sterling, partially offset by amortization of $719,000 for AllHealthcareJobs intangible assets.

Impairment of Intangible Assets

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

Operating Income

Operating income for the year ended December 31, 2009 was $26.5 million compared to $34.9 million for the same period in 2008, a decrease of $8.4 million, or 24%. The decrease is primarily the result of the decrease in revenues from all segments, offset by lower operating costs, primarily in the sales and marketing areas, and lower amortization costs. Additionally, the effect of the US dollar strengthening against the pound sterling resulted in operating income being $2.9 million lower in 2009 than in 2008.

Interest Expense

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Interest expense	$6,801	$9,552	$(2,751)	-28.8%
Percentage of revenues	6.2%	6.2%

Interest expense for the year ended December 31, 2009 was $6.8 million compared to $9.6 million for the same period in 2008, a decrease of $2.8 million, or 29%. The decrease in interest expense was due to a larger amount of borrowings outstanding during the year ended December 31, 2008, on average, as compared to the same period in 2009. We made payments on the term loan portion of our Amended and Restated Credit Facility totaling $31.2 million and $42.9 million in 2009 and 2008, respectively. Amortization of deferred financing costs was $833,000 for each of the years ended December 31, 2009 and 2008.

Interest Income

Interest income for the year ended December 31, 2009 was $213,000 compared to $1.6 million for the same period in 2008, a decrease of $1.4 million. The decrease in interest income was due to lower cash and marketable securities balances in the year ended December 31, 2009, on average, as compared to the same period in 2008. The decreased cash balance was primarily due to less cash generated from operations and due to payments made on our Amended and Restated Credit Facility.

Gain (Loss) from Interest Rate Hedges

A gain from interest rate hedges of $1.5 million was recognized for the year ended December 31, 2009, compared to a loss of $2.6 million for the same period in 2008. These gains and losses result from changes in the fair value of our interest rate swap agreements. In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. During the year ended December 31, 2009, fees of $514,000 were paid to reduce the notional amount of this swap to zero. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. The fair value of the swap agreements are reflected as an Interest rate hedge liability on the Consolidated Balance Sheets. During the first quarter of 2008, the Company elected hedge accounting under the Derivatives and Hedging topic of the FASB ASC. Subsequent to that election, the interest rate swap agreements became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swap agreements do not contain a rate floor. The Company discontinued applying hedge accounting during 2008 because the swaps were ineffective and not expected to be effective in the future.

Income Taxes

	Year ended December 31,
	2009	2008
	(in thousands, except percentages)
Income from continuing operations before income taxes	$21,381	$24,410
Income tax expense	7,890	9,573
Effective tax rate	36.9%	39.2%

The effective income tax rate for the year ended December 31, 2009 was 36.9% compared to 39.2% for the same period in 2008. The decrease in the current period rate was impacted by a fourth quarter 2008 goodwill impairment charge of $7.2 that has no tax benefit partially offset by a $1.3 million tax benefit recognized in the second quarter of 2008 related to our determination that our foreign earnings will be indefinitely invested. We expect our quarterly effective tax rate to approximate 36-37% in future periods.

As of December 31, 2009 and December 31, 2008 we had net operating loss carry forwards for U.S. income tax purposes of approximately $0.3 million related to state income tax filings for which a $0.2 million valuation allowance has been established.

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	Year Ended December 31,
	2009	2008
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	0.4%	1.0%
State taxes, net of federal effect	0.4%	0.8%
Impairment charge with no tax benefit	—	10.3%
Foreign earnings indefinitely reinvested	—	(5.5%)
Difference between foreign and U.S. rates	(1.6%)	(4.2%)
Unrecognized tax benefits	2.2%	0.1%
Other	0.5%	1.7%

Effective tax rate	36.9%	39.2%

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

Gain (Loss) from Interest Rate Hedges

Other expense for the year ended December 31, 2008 totaled $2.6 million, from changes in the fair value of our interest rate swap agreements. In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. The fair value of the swap agreements are reflected as an Interest rate hedge liability on the Consolidated Balance Sheets. During the first quarter of 2008, the Company elected hedge accounting under the FASB ASC topic on Derivatives and Hedging. Subsequent to that election, the interest rate swap agreements became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swap agreements do not contain a rate floor. As the swaps are ineffective and we do not expect them to be effective in the future, the Company discontinued applying hedge accounting during the fourth quarter of 2008.

Income Taxes

	Year ended December 31,
	2008	2007
	(in thousands, except percentages)
Income from continuing operations before income taxes	$24,410	$19,936
Income tax expense	9,573	6,692
Effective tax rate	39.2%	33.6%

The effective income tax rate for the year ended December 31, 2008 was 39.2% compared to 33.6% for the same period in 2007. The increase in the fiscal 2008 rate was impacted by a fourth quarter 2008 goodwill impairment charge of $7.2 that has no tax benefit as well as a $1.6 million tax benefit related to a $4.6 million payment made to the holders of vested stock options in lieu of dividends in the prior period. This increase in the fiscal 2008 rate was partially offset by a $1.3 million tax benefit recognized in the second quarter of 2008 related to our determination that our foreign earnings will be indefinitely invested as well as the favorable impact of a decrease in non-U.S. statutory rates and changes related to state tax legislation compared to the prior period. We expect our quarterly effective tax rate to approximate 35% in future periods.

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

Liquidity and Capital Resources

We have summarized our cash flows for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	Year Ended December 31,
	2009	2008	2007
Cash provided by operating activities	$22,801	$54,176	$55,653
Cash used for investing activities	(3,516)	(10,341)	(2,760)
Cash used for financing activities	(31,170)	(43,196)	(1,167)

We have financed our operations primarily through cash provided by operating activities, our IPO, and the use of our Amended and Restated Credit Facility. At December 31, 2009, we had cash, cash equivalents and marketable securities of $49.1 million compared to $61.6 million at December 31, 2008. Marketable securities are comprised of highly liquid debt instruments of the U.S. government and government agencies and corporate debt securities.

Our principal sources of liquidity are cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. In addition, at December 31, 2009, we had $74.4 million in borrowing capacity under our Amended and Restated Credit Facility. We believe that our existing cash, cash equivalents, marketable securities, cash generated from operations and available borrowings under our Amended and Restated Credit Facility will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, given the uncertainty of the credit markets, it is possible that one or more lenders under the revolving portion of the credit facility may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a further decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Comparison of Years Ended December 31, 2009 and 2008

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, impairment of goodwill and intangible assets, and gain or loss on interest rate hedges, and for the effect of changes in working capital. Net cash provided by operating activities was $22.8 million and $54.2 million for the years ended December 31, 2009 and 2008, respectively. The cash provided by operating activities during these periods declined primarily due to lower sales and the resulting reduction of cash inflows during the period, offset by operating expense declines. In addition, cash paid for income taxes was $14.3 million during the year ended December 31, 2009, a $7.7 million increase over the same period in 2008.

Investing Activities

Cash used for investing activities during the years ended December 31, 2009 and 2008 was $3.5 million and $10.3 million, respectively. Cash used for investing activities in the year ended December 31, 2009 was primarily attributable to purchases of marketable securities, capital expenditures of $3.0 million, and the acquisition of AllHealthcareJobs assets, partially offset by sales of marketable securities. Cash used for investing activities in the year ended December 31, 2008 was primarily attributable to purchases of marketable securities, partially offset by sales of marketable securities, and due to capital expenditures of $4.0 million. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash used for financing activities during the year ended December 31, 2009 and 2008 was $31.2 million and $43.2 million, respectively. The cash used was primarily due to quarterly scheduled payments and prepayments made on the Amended and Restated Credit Facility.

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

Financings and Capital Requirements

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

We anticipate capital expenditures in 2010 to be approximately $4 to $5 million.

Amended and Restated Credit Facility

In March 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature on March 21, 2012. Quarterly principal payments of $250,000 are due on the term loan facility. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility.

Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at a LIBOR rate plus 3.25% or a reference rate plus 1.75%. During 2009 and 2008, we repaid $31.2 million and $42.9 million of the term loan. Borrowings at December 31, 2009 included $50.3 million under our term loan facility.

In addition to making our quarterly amortization payment on the term loan, we prepaid $5.0 million in January 2010 and an additional $5.0 million in early February 2010. These payments were all on the term loan facility and resulted in outstanding borrowings at February 5, 2010 of $40.0 million. Additionally, the $74.4 million available under the revolving credit facility remains undrawn.

In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. During 2009, fees of $514,000 were paid to reduce the notional amount of this swap to zero. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011.

Our existing and future domestic subsidiaries unconditionally guarantee our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the individual assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants and requirements, including a Senior Leverage Ratio, Fixed Charge Coverage Ratio, and Minimum Adjusted EBITDA covenant and an Excess Cash Flow payment requirement. The Company was in compliance with all such covenants and requirements as of December 31, 2009. Refer to Note 8 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of December 31, 2009:

	Payments by period
	Total	2010	2011-2012	2013-2014	Thereafter
	(in thousands)
Term loan facility	$50,300	$1,000	$49,300	$—	$—
Operating lease obligations	6,100	1,236	1,994	768	2,102

Total contractual obligations	$56,400	$2,236	$51,294	$768	$2,102

We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. During 2009, we entered into a lease for office space in New York, covering a period of ten and one half years, which began in September 2009 and increased future lease commitments by $4.0 million. As of December 31, 2009, we had $50.3 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. In addition to making our quarterly amortization payment on the term loan, we prepaid $5.0 million in January 2010 and an additional $5.0 million in early February 2010. These payments were all on the term loan facility and resulted in outstanding borrowings at February 5, 2010 of $40.0 million. See Note 8 “Indebtedness” in our consolidated financial statements for additional information related to our revolving facility.

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate. As discussed above, outstanding borrowings at February 5, 2010 were $40.0 million. We also have an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% until February 11, 2011. Assuming a rate of 6.25% on our debt and payments on the swap agreements, interest payments are expected to be $3.6 million in 2010, $3.6 million in 2011-2012, and none thereafter.

We have contingent payments related to the AllHealthcareJobs acquisition of up to a maximum of $1.0 million in cash upon the achievement of certain operating and financial goals over the two year period ending June 30, 2011.

As of December 31, 2009, we have recorded approximately $5.8 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2009, are $5.8 million of tax benefits that, if recognized, would affect the effective tax rate.

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

Foreign Exchange Risk

We conduct business serving 18 markets, in five languages across Europe, Asia, Australia, and Canada using the eFinancialCareers name. For the years ended December 31, 2009 and 2008, approximately 21% and 24% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and the subsequent translation of the pound sterling to U.S dollars. We currently do not hedge currency risk as our Amended and Restated Credit Facility places limitations on our ability to hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Stockholders’ Equity, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues in 2009 would have been a decrease of approximately $230,000.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2009 and 2008 our translation adjustment, net of tax, decreased stockholders’ equity by $10.0 and $15.6 million, respectively. The change from 2008 to 2009 is primarily attributable to the strengthening of the U.S. dollar against the pound sterling.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility and related to our interest rate swap agreements. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either a LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of December 31, 2009, we had outstanding borrowings of $50.3 million under our Amended and Restated Credit Facility. During January 2010, we paid $5.3 million of borrowings (includes our quarterly amortization payment on the term loan) and in February 2010 we paid an additional $5.0 million, resulting in outstanding borrowings at February 5, 2009 of $40.0 million. If interest rates increased by 1.0%, interest expense in 2010 on our current borrowings and swap arrangement would decrease by approximately $200,000. The decrease in interest expense is the result of two factors: the rate we are currently paying on our LIBOR based borrowings and the payments on our interest rate swap. Interest expense on our LIBOR based borrowings is calculated with reference to a 3.0% LIBOR floor. Current LIBOR rates are more than 1.0% below the floor on our LIBOR based borrowings. Therefore, we would incur no additional expense if interest rates were to rise 1.0% because the 3.0% LIBOR floor would still be in effect, nor would we incur additional expense until LIBOR rates exceeded 3.0%. Additionally, LIBOR rates are currently more than 1.0% below the fixed rate on our interest rate swap; therefore as LIBOR rates rise, the difference between the fixed and floating portions of our interest rate swaps becomes smaller, reducing the net amount we pay on the swap and thus reducing interest expense.

We also have interest rate risk related to our portfolio of marketable securities and money market accounts. Our marketable securities and money market accounts will produce less income than expected if market interest rates fall.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dice Holdings, Inc.

Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of Dice Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dice Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche, LLP

Des Moines, Iowa

February 10, 2010

DICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

(in thousands, except per share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$44,925	$55,144
Marketable securities	4,214	6,497
Accounts receivable, net of allowance for doubtful accounts of $1,764 and $1,504	11,336	12,653
Deferred income taxes—current	812	1,346
Prepaid and other current assets	2,266	2,219

Total current assets	63,553	77,859
Fixed assets, net	5,719	5,938
Acquired intangible assets, net	48,536	59,119
Goodwill	142,638	137,416
Deferred financing costs, net of accumulated amortization of $2,918 and $2,085	1,875	2,708
Other assets	234	129

Total assets	$262,555	$283,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,205	$10,306
Deferred revenue	33,909	40,758
Current portion of long-term debt	1,000	1,000
Income taxes payable	601	2,195

Total current liabilities	45,715	54,259
Long-term debt	49,300	80,500
Deferred income taxes—non-current	10,886	15,998
Interest rate hedge liability	550	2,568
Accrual for unrecognized tax benefits	5,778	5,300
Other long-term liabilities	1,706	1,038

Total liabilities	113,935	159,663

Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued and outstanding: 62,502 and 62,210 shares, respectively	625	622
Additional paid-in capital	232,508	226,432
Accumulated other comprehensive loss	(10,013)	(15,557)
Accumulated deficit	(74,500)	(87,991)

Total stockholders’ equity	148,620	123,506

Total liabilities and stockholders’ equity	$262,555	$283,169

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2009, 2008, and 2007

(in thousands, except per share amounts)

	For the year ended December 31,
	2009	2008	2007
Revenues	$109,991	$155,009	$142,350

Operating expenses:
Cost of revenues	7,501	9,862	8,647
Product development	3,866	4,425	4,188
Sales and marketing	35,241	57,019	53,427
General and administrative	18,857	21,277	19,194
Depreciation	3,715	3,689	2,971
Amortization of intangible assets	14,270	16,641	19,051
Impairment of goodwill and intangible assets	—	7,213	2,879

Total operating expenses	83,450	120,126	110,357

Operating income	26,541	34,883	31,993
Interest expense	(6,801)	(9,552)	(13,104)
Interest income	213	1,647	1,047
Gain (loss) from interest rate hedges	1,505	(2,568)	—
Other expense	(77)	—	—

Income from continuing operations before income taxes	21,381	24,410	19,936
Income tax expense	7,890	9,573	6,692

Income from continuing operations	13,491	14,837	13,244

Discontinued operations:
Gain (loss) from discontinued operations	—	519	(1,718)
Income tax benefit from discontinued operations	—	—	3,981

Income from discontinued operations, net of tax	—	519	2,263

Net income	13,491	15,356	15,507
Convertible preferred stock dividends	—	—	(107,718)

Income (loss) attributable to common stockholders	$13,491	$15,356	$(92,211)

Basic earnings (loss) per share:
From continuing operations	$0.22	$0.24	$(3.34)
From discontinued operations	—	0.01	0.08

	$0.22	$0.25	$(3.26)

Weighted average basic shares outstanding	62,266	62,194	28,256
Diluted earnings (loss) per share:
From continuing operations	$0.20	$0.23	$(3.34)
From discontinued operations	—	0.01	0.08

	$0.20	$0.24	$(3.26)

Weighted average diluted shares outstanding	66,074	65,345	28,256

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2007, 2008 and 2009

(in thousands except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	55,169	$552	92	$1	$138,077	$(6,124)	$1,829	$134,335

Net income						15,507		15,507
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $550							1,296	1,296
Net unrealized gain on available-for-sale securities, net of tax of $2							5	5

Total comprehensive income								16,808

Stock based compensation					4,100			4,100
Preferred and common stock dividends declared ($1.95 per share)						(112,500)		(112,500)
Implementation of FASB Interpretation No. 48						(230)		(230)
Conversion of preferred securities to common stock	(55,169)	(552)	55,169	552				—
Proceeds from initial public offering, net of expenses incurred of $3,239			6,700	67	77,694			77,761
Exercise of common stock options			212	2	351			353

Balance at December 31, 2007	—	—	62,173	622	220,222	(103,347)	3,130	120,627

Net income						15,356		15,356
Other comprehensive income (loss):								—
Foreign currency translation adjustment, net of tax of $ -							(18,720)	(18,720)
Net unrealized gain on available-for-sale securities, net of tax of $19							33	33

Total comprehensive loss								(3,331)

Stock based compensation					5,590			5,590
Excess tax benefit over book expense from stock options exercised					562			562
Restricted stock issued			16	—				—
Exercise of common stock options			21	—	58			58

Balance at December 31, 2008	—	—	62,210	622	226,432	(87,991)	(15,557)	123,506

Net income						13,491		13,491
Other comprehensive income (loss):								—
Foreign currency translation adjustment, net of tax of $ -							5,578	5,578
Net unrealized loss on available-for-sale securities, net of tax of $19							(34)	(34)

Total comprehensive income								19,035

Stock based compensation					5,090			5,090
Excess tax benefit over book expense from stock options exercised					18			18
Restricted stock issued			45	—				—
Stock issued to acquire AllHealthcareJobs			205	2	957			959
Exercise of common stock options			42	1	11			12

Balance at December 31, 2009	—	$—	62,502	$625	$232,508	$(74,500)	$(10,013)	$148,620

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009, 2008, and 2007

(in thousands)

	For the year ended December 31,
	2009	2008	2007
Cash flows provided by operating activities:
Net income	$13,491	$15,356	$15,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,715	3,689	2,971
Amortization of intangible assets	14,270	16,641	19,051
Deferred income taxes	(4,750)	2,915	(2,452)
Gain on sale of joint venture	—	(611)	—
Amortization of deferred financing costs	833	833	795
Share based compensation	5,090	5,590	4,100
Impairment of goodwill and intangible assets	—	7,213	2,879
(Gain) loss on interest rate hedges	(1,505)	2,568	—
Changes in operating assets and liabilities:
Accounts receivable	1,631	4,443	(4,127)
Prepaid expenses and other assets	405	51	(1,266)
Accounts payable and accrued expenses	(1,087)	(327)	4,282
Income taxes payable	(2,182)	135	(284)
Deferred revenue	(7,332)	(3,570)	11,831
Payments to reduce interest rate hedge agreements	(514)	—	—
Other, net	736	(750)	2,366

Net cash provided by operating activities	22,801	54,176	55,653

Cash flows used for investing activities:
Purchases of fixed assets	(2,988)	(3,971)	(3,527)
Purchases of marketable securities	(2,838)	(49,208)	(200)
Maturities and sales of marketable securities	5,000	42,838	999
Payment for the acquisition of AllHealthcareJobs	(2,690)	—	—
Other, net	—	—	(32)

Net cash used for investing activities	(3,516)	(10,341)	(2,760)

Cash flows used for financing activities:
Proceeds from long-term debt	2,000	—	113,000
Payments on long-term debt	(33,200)	(42,900)	(77,600)
Dividends paid on convertible preferred stock	—	—	(107,718)
Dividends paid on common stock	—	—	(180)
Payments to holders of vested stock options in lieu of dividends	—	—	(4,602)
Financing costs paid	—	—	(2,364)
Proceeds from initial public offering	—	—	81,003
Payment of costs related to initial public offering	—	(354)	(2,884)
Proceeds from stock option exercises	12	58	353
Other	18	—	(175)

Net cash used for financing activities	(31,170)	(43,196)	(1,167)

Effect of exchange rate changes	1,666	(3,020)	115

Net change in cash and cash equivalents for the year	(10,219)	(2,381)	51,841
Cash and cash equivalents, beginning of year	55,144	57,525	5,684

Cash and cash equivalents, end of year	$44,925	$55,144	$57,525

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Dice Holdings, Inc. (“DHI” or the “Company”), a Delaware corporation, was incorporated on June 28, 2005 to acquire the stock of Dice Inc. (“Dice”) and its subsidiaries, Dice Career Solutions, Inc. (“DCSI”), MUP, Inc. (“MeasureUp”), EW Knowledge Products, Inc. (“EWKP”) and Dice India Holdings, Inc. (“Dice India”) (the “Dice Inc. Acquisition”). In October 2006, the Company acquired eFinancialGroup Limited (“eFG”) including its two subsidiaries, eFinancialCareers Limited (“eFC”) and JobsintheMoney.com, Inc. (“JitM”) (the “eFinancialGroup Acquisition”). In June 2009, the Company acquired substantially all of the assets of AllHealthcareJobs.com (“AllHealthcareJobs”).

The Company provides online recruiting and career development services. DHI provides services to recruit and retain technology, engineering, finance, accounting, financial services, healthcare and security-cleared professionals through its principal operating subsidiaries. DCSI operates career management services for technology, engineering, healthcare and security-cleared professionals. DHI, through its subsidiaries eFC and JitM, operates career management services for finance, accounting and financial services professionals.

2.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of DHI and its majority owned subsidiaries, Dice, DCSI, MeasureUp, EWKP, eFG, eFC, JitM, and Dice India. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of customer discounts ratably over the service period. Payments received in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from the following sources:

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on the Dice.com, Clearancejobs.com, efinancialcareers.com, AllHealthcareJobs.com and Jobsinthemoney.com websites. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) subtopic on Multiple-Deliverable Revenue Arrangements. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within the Company’s control. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.

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

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2009, 2008 and 2007.

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Dice’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Statements of Cash Flows—All bank deposits and money market accounts are considered cash and cash equivalents.

The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2009	2008	2007
Supplemental cash flow information:
Interest paid	$6,605	$8,026	$12,846
Taxes paid	14,283	6,553	320
Non-cash investing and financing activities:
Issuance of common stock for the acquisition of AllHealthcareJobs	360	—	—
Contingent consideration to be paid in cash for the acquisition of AllHealthcareJobs	863	—	—
Issuance of restricted stock for the acquisition of AllHealthcareJobs	599	—	—
Capital expenditures on fixed assets included in accounts payable and accrued expenses	608	57	59
Costs for IPO included in accounts payable and accrued expenses	—	—	358

Marketable Securities—The Company’s marketable securities are generally comprised of U.S. government and agency securities and corporate debt securities with readily determinable quoted market values. Marketable securities are classified and accounted for as available-for-sale and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders’ equity. If management determines that an unrealized loss is other-than-temporary, such loss will be charged to the statement of operations. There were no other-than-temporary charges during 2009, 2008 or 2007.

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

Capitalized Software Costs—Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with the

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal Use Software subtopic of the FASB ASC. Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized.

Website Development Costs—The Company capitalizes certain costs incurred in designing, developing, testing and implementing enhancements to its websites. These costs are amortized over the enhancement’s estimated useful life, which generally approximates two years. Costs related to the planning and post implementation phases of website development efforts are expensed as incurred.

Goodwill and Indefinite-Lived Acquired Intangible Assets—Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company performs a test for impairment of goodwill and indefinite-lived intangible assets annually, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded asset is impaired. The impairment review process for goodwill compares the fair value of the reporting unit in which goodwill resides to its carrying value. The impairment review process for indefinite-lived intangible assets compares the fair value of the assets to their carrying value. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units or the intangible asset. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or indefinite-lived intangible assets.

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

Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007 was $20.7 million, $33.2 million, $31.4 million, respectively.

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

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The Company’s long-term debt consists of borrowings under its credit facility. See Note 4 for fair value disclosures.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income (Loss) per Common and Common Equivalent Share—The Company follows the Earnings per Share topic of the FASB ASC in computing earnings per share (“EPS”). The two-class method establishes the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Earnings available to common shareholders for the period, after deduction of convertible preferred stock dividends, are allocated between the common and convertible preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common shareholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. The Company calculates diluted EPS under the if-converted method unless the conversion of the convertible preferred stock is anti-dilutive to basic EPS. To the extent convertible preferred stock is anti-dilutive, the Company calculates diluted EPS under the two-class method to include the effect of potential common shares. See Note 16.

New Accounting Pronouncements— On July 1, 2009, the Financial Accounting Standards Board (“FASB”) launched its Accounting Standards Codification (“FASB ASC” or the “Codification”). The ASC is the single source of nongovernmental authoritative generally accepted accounting principals in the United States (“U.S. GAAP”) and was effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of U.S. GAAP into a topical format that eliminates the previous U.S. GAAP hierarchy. References to accounting standards in this Form 10-K now refer to the relevant ASC topic.

Effective January 1, 2009, the Company adopted new accounting standards in the FASB ASC topic on Business Combinations (formerly SFAS No. 141R) and in the ASC topic on Consolidations (formerly SFAS No. 160). These standards change the accounting for business combinations and noncontrolling interests (formerly known as minority interests) including requiring more assets acquired and liabilities assumed to be measured at fair value, requiring liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period, requiring the acquirer in preacquisition periods to expense all acquisition-related costs and requiring noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. The acquisition of the assets of AllHealthcareJobs in June 2009 was accounted for under the new standards. The acquisition was not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.

Effective January 1, 2009, the Company adopted new accounting standards in the FASB ASC topic on Derivatives and Hedging (formerly SFAS No. 161). This standard requires companies to provide enhanced

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. See Note 8.

Effective June 30, 2009, the Company adopted new accounting standards in the ASC topic on Financial Instruments (formerly FASB Staff Position FAS 107-1 and Accounting Principles Board Opinion 28-1). The standards require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. See Note 4.

Effective June 30, 2009, the Company adopted new accounting standards in the ASC topic on Subsequent Events (formerly SFAS No. 165). This standard provides guidance on management’s assessment of subsequent events. Historically, management relied on U.S. auditing literature in AICPA Professional Standard, AU Section 560. The new standard did not significantly change practice because its guidance is similar to AU Section 560. The date through which subsequent events have been evaluated is February 10, 2010, the date on which the financial statements were issued.

In October 2009, new accounting standards were issued in the ASC subtopic on Revenue Recognition-Multiple-Element Arrangements. The standards enable Companies to account for certain products and services (deliverables) separately rather than as a combined unit. The standards are effective for the Company beginning on January 1, 2011, with early adoption permitted. The Company is currently evaluating the impact these standards will have on its financial statements.

In January 2010, the FASB issued new standards in the ASC topic on Fair Value Measurements and Disclosures. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements, The standards also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for the Company beginning with its first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company is currently evaluating the impact these standards will have on its financial statements.

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

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary results of operations for the former MeasureUp operating segment prior to ceasing operations were as follows for the year ended December 31, 2007 (in thousands):

Revenues	$835
Operating expenses:
Cost of revenues	173
Product development	600
Sales and marketing	288
General and administrative	332
Depreciation	16
Other expense (income)	(331)

Total operating expenses	1,078

Operating loss	(243)
Income tax benefit	3,997

Income from discontinued operations	$3,754

There were no assets or liabilities associated with MeasureUp as of December 31, 2009 or 2008. The income tax benefit in 2007 is the result of abandoning the operations of MeasureUp. Intangible assets related to MeasureUp were written off in 2006. There was no goodwill associated with MeasureUp.

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

	For the period ended December 31,
	2008	2007
Revenues	$37	$501
Operating expenses:
Cost of revenues	14	254
Sales and marketing	40	1,132
General and administrative	75	354
Depreciation	—	102
Other expense	—	134

Total operating expenses	129	1,976

Operating loss	(92)	(1,475)
Gain on sale of joint venture	611	—
Income tax benefit (expense)	—	(16)

Income (loss) from discontinued operations	$519	$(1,491)

There were no assets or liabilities associated with Dice India as of December 31, 2009 or 2008.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    FAIR VALUE MEASUREMENTS

The FASB ASC topic on Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value and requires certain disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. As a basis for considering assumptions a three-tier fair value hierarchy is used, which prioritizes the inputs used in measuring fair value as follows:

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

Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets. The money market funds and marketable securities are valued using quoted prices in the market. The interest rate hedge liabilities are valued using observable inputs from a third-party provider. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt, as of December 31, 2009 and 2008 was approximately $50 million and $64 million, respectively, based on an estimate of current rates for debt of the same remaining maturities.

The Company has an obligation to transfer cash to the former owners of AllHealthcareJobs if certain future operating and financial goals are met. The fair value of this contingent consideration is determined based on management’s estimation that certain events will occur and certain financial metrics will be reached. There is no market data available to use in valuing the contingent consideration, therefore the Company developed its own assumptions related to the future sales performance of the AllHealthcareJobs business to estimate the fair value of this liability. The liability for the contingent consideration was established at the time of acquisition in June 2009 and is evaluated at each reporting period. No changes to the liability have occurred from acquisition to December 31, 2009.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of December 31, 2009
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$23,655	$—	$—	$23,655
Marketable securities	4,214	—	—	4,214
Interest rate hedge liability—non-current	—	550	—	550
Contingent consideration to be paid in cash for the acquisition of AllHealthcareJobs	—	—	863	863

	As of December 31, 2008
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$33,957	$—	$—	$33,957
Marketable securities	6,497	—	—	6,497
Interest rate hedge liability—non-current	—	2,568	—	2,568

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2009, the Company acquired substantially all of the assets of AllHealthcareJobs.com, a leading online career site dedicated to matching healthcare professionals with available career opportunities. The purchase price consisted of initial consideration of $2.7 million in cash (including working capital adjustments) and the issuance of 205,000 shares of the Company’s common stock (with certain restrictions) valued at $959,000. Additional consideration of up to a maximum of $1.0 million in cash is payable upon the achievement of certain operating and financial goals over the two year period ending June 30, 2011. The acquisition resulted in recording intangible assets of $3.1 million and goodwill of $1.4 million.

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

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    MARKETABLE SECURITIES

DHI’s marketable securities are stated at fair value. The following tables summarize the Company’s marketable securities as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$4,203	$—	$4,203
Corporate debt securities	1 to 5 years	11	—	11

Total		$4,214	$—	$4,214

	December 31, 2008
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$5,028	$18	$5,046
U.S. Government and agencies	1 to 5 years	1,404	36	1,440
Corporate debt securities	1 to 5 years	11	—	11

Total		$6,443	$54	$6,497

6.    FIXED ASSETS, NET

Fixed assets, net consist of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Computer equipment and software	$11,247	$10,066
Furniture and fixtures	656	603
Leasehold improvements	1,625	1,560
Capitalized website development costs	3,035	1,966

	16,563	14,195
Less: Accumulated depreciation and amortization	(10,844)	(8,257)

Fixed assets, net	$5,719	$5,938

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    ACQUIRED INTANGIBLE ASSETS, NET

Below is a summary of the major acquired intangible assets and the weighted average amortization period for the acquired identifiable intangible assets (in thousands):

	As of December 31, 2009
	Cost	Acquisition of All Healthcare Jobs	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$138	$12,558	$(12,396)	$(61)	$101	3.7 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	6,400	870	7,270	(4,279)	(474)	2,517	4.6 years
Customer lists	36,361	582	36,943	(30,483)	(667)	5,793	4.6 years
Candidate database	17,440	1,542	18,982	(17,811)	(46)	1,125	3.5 years
Order backlog	—	17	17	(17)	—	—	.5 years

Acquired intangible assets, net	$111,621	$3,149	$114,770	$(64,986)	$(1,248)	$48,536

	As of December 31, 2008
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$(10,168)	$(126)	$2,126	3.75 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	6,400	(3,086)	(644)	2,670	5 years
Customer lists	36,361	(23,035)	(953)	12,373	4.5 years
Candidate database	17,440	(14,427)	(63)	2,950	3.75 years

Acquired intangible assets, net	$111,621	$(50,716)	$(1,786)	$59,119

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

Based on the carrying value of the acquired finite-lived intangible assets recorded as of December 31, 2009, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

2010	$7,584
2011	1,612
2012	274
2013	66

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

8.    INDEBTEDNESS

In March 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”) which provides for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, maturing in March 2012. Borrowings under the facility bear interest, at the Company’s option, at the LIBOR Rate plus 3.25% or a reference rate plus 1.75%. Quarterly payments of $250,000 of principal are required on the term loan facility. Payments of principal on the term loan facility result in permanent reductions to that facility. Payments of principal of $31.2 million and $42.9 million on the term loan were made during the year ended December 31, 2009 and 2008, respectively. In January 2010, in addition to making the required quarterly amortization payment on the term loan, the Company prepaid $5.0 million, and an additional $5.0 million was prepaid in early February 2010. These payments resulted in outstanding borrowings of $40.0 million as of February 5, 2010.

The borrowing capacity of the revolving credit facility is reduced by reserves against our interest rate swaps, which are determined by the swap counterparty. As of December 31, 2009, the $74.4 million available under the revolving credit facility remains undrawn.

The Company’s existing and future domestic subsidiaries unconditionally guarantee borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the personal assets of each of the borrowers and guarantors.

Financing costs incurred at the inception of the Amended and Restated Credit Facility were capitalized and are being amortized over the term of the agreement and are included as interest expense. Amortization of deferred financing costs totaled $833,000, $833,000, and $795,000 during the years ended December 31, 2009, 2008, and 2007, respectively.

The Amended and Restated Credit Facility also contains certain financial covenants, including the following:

•

Senior Leverage Ratio, which requires the ratio of senior debt to adjusted EBITDA for the most recently completed 12 months to exceed certain thresholds. The senior leverage ratio is tested on a quarterly basis. As of December 31, 2009, the senior leverage ratio was required to be no greater than 3.0:1.0.

•

Fixed Charge Coverage Ratio, which requires the ratio of (i) adjusted EBITDA for the most recently completed 12 months less income tax expense and capital expenditures to (ii) the sum of scheduled debt repayments and net interest expense to be in excess of certain thresholds. The fixed charge coverage ratio is tested on a quarterly basis. As of December 31, 2009 the fixed charge coverage ratio was required to be in excess of 1.5:1.0.

•

Minimum Adjusted EBITDA, requires adjusted EBITDA for the most recently completed 12 months to exceed certain thresholds if the senior leverage ratio is greater than or equal to 3.0:1.0. Minimum Adjusted EBITDA is tested on a quarterly basis. As of December 31, 2009, minimum adjusted EBITDA would have been required to be $55.0 million if our senior leverage ratio had been equal to or greater than 3.0:1.0.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is also subject to a cap on annual capital expenditures and is limited in the ability to make certain acquisitions, to hedge currency and interest rate risks, to repurchase its stock, and to pay dividends. As of December 31, 2009, the Company was in compliance with all of the financial and other covenants under our Amended and Restated Credit Facility.

The terms of the Amended and Restated Financing Agreement require the annual prepayment of a portion of the debt based on an annual determination of excess cash flow, as defined under the agreement, and on the leverage ratio at the end of each calendar year. The prepayment is applied 75% to the Revolving Loan Facility (to the extent borrowings are outstanding) and 25% to the Term Loan Facility. The excess cash flow reflects Adjusted EBITDA, reduced for certain items, including cash interest payments, the quarterly mandatory payments and loan servicing fees. Due to voluntary payments made on the debt during 2009, the Company will not be required to make an excess cash flow payment on the Term Loan Facility during 2010.

The amounts borrowed and terms of the financing agreement as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	December 31, 2009	December 31, 2008
Maximum available under revolving credit facility	$74,400	$72,250
Maximum available under term loan facility	$50,300	$81,500
Amounts Borrowed:
LIBOR rate loans	$50,300	$81,200
Reference rate loans	—	300

Total borrowed	$50,300	$81,500

Interest rates:
LIBOR option:
Interest margin	3.25%	3.25%
Minimum LIBOR rate	3.00%	3.00%
Actual interest rates	6.25%	6.25% to 7.1325%
Reference rate option:
Interest margin	—	1.75%
Minimum reference rate	—	6.00%
Actual interest rate	—	7.75%

Future maturities as of December 31, 2009 are as follows (in thousands):

2010	$1,000
2011	1,000
2012	48,300

Total minimum payments	$50,300

In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. During the year ended December 31, 2009, fees of $514,000 were paid to reduce the notional amount of this swap to zero. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. The swaps are used by the Company for the purpose of interest rate risk management. The fair value of the swap agreements are reflected as an Interest rate hedge liability on the Consolidated Balance Sheets. During the first quarter of 2008, the Company elected hedge accounting under the Derivatives and

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hedging topic of the FASB ASC. Subsequent to that election, the interest rate swap agreements became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swap agreements do not contain a rate floor. The Company discontinued applying hedge accounting during 2008 because the swaps were ineffective and not expected to be effective in the future. The change in the fair value of the swap agreements is included in Gain (loss) from interest rate hedges in the Consolidated Statements of Operations. A liability of $550,000 is reflected in the Consolidated Balance Sheets as of December 31, 2009.

9.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

2010	$1,236
2011	1,268
2012	726
2013	384
2014	384
2015 and thereafter	2,102

Total minimum payments	$6,100

During 2009, the Company entered into a lease for office space in New York, covering a period of ten and one half years, which began in September 2009 and increased future lease commitments by $4.0 million. Rent expense was $1.4 million, $1.2 million, and $933,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

On October 31, 2006, 3,628,992 shares of convertible preferred stock were issued in connection with the eFinancialGroup Acquisition. Each share was valued at that date at $6.94 for total consideration of $25.2 million.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Dividends—On March 23, 2007, the Company paid a cash dividend of $107.9 million in the aggregate, or $1.95 per share, to holders of common stock and convertible preferred stock and made a payment of $4.6 million in the aggregate, or $1.95 per vested option, to holders of vested stock options in lieu of a dividend. The payments made to holders of vested stock options in lieu of dividends increased the accumulated deficit. On October 27, 2006, a dividend of $0.22 per share was paid to holders of convertible preferred stock. No dividends have been issued in 2009 or 2008.

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

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Preferred Stock conversion—The terms of the Company’s Series A convertible preferred stock allowed the holders of 66 2/3% of such stock to require that all outstanding shares of the Series A convertible preferred stock be converted into an equal number of shares of common stock at any time. The holders of 66 2/3% of all outstanding shares of the Series A convertible preferred stock agreed to require that all outstanding shares of the Company’s Series A convertible preferred stock be converted into an equal number of shares of the Company’s common stock immediately prior to the consummation of an initial public offering. All of the shares of Series A convertible preferred stock were converted into shares of the Company’s common stock in July 2007.

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

11.    COMPREHENSIVE INCOME

FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The unrealized gain (loss) on marketable securities available-for-sale and foreign currency translation adjustments impact comprehensive income (loss). Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	Year ended December 31,
	2009	2008	2007
Interest rate swap agreements:
Balance at beginning of year	$—	$—	$—
Changes in fair value, net of tax	—	218	—
Amounts reclassified into earnings, net of tax	—	(218)	—

Balance at end of year	—	—	—

Unrealized gains (losses) on securities:
Balance at beginning of year	34	1	(4)
Unrealized gains (losses) for the year, net of tax	—	38	5
Realized (gain) losses on securities included in net income	(34)	(5)	—

Balance at end of year	—	34	1

Foreign currency translation:
Balance at beginning of year	(15,591)	3,129	1,833
Translation adjustments, net of tax	5,578	(18,720)	1,296

Balance at end of year	(10,013)	(15,591)	3,129

Total:
Balance at beginning of year	(15,557)	3,130	1,829
Total adjustments for the year	5,544	(18,687)	1,301

Balance at end of year	$(10,013)	$(15,557)	$3,130

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2008, the Company elected hedge accounting under the Derivatives and Hedging topic of the FASB ASC for its interest rate swap agreements. Therefore, the change in fair value of the swaps was included in other comprehensive income to the extent they were effective. Subsequent to that election, the interest rate swap agreements became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swap agreements do not contain a rate floor. As the swaps are ineffective and the Company does not expect them to be effective in the future, the Company discontinued applying hedge accounting during the fourth quarter of 2008. The balances in other comprehensive income were reclassified into earnings as the forecasted transactions were no longer expected to occur.

12.    STOCK BASED COMPENSATION

Restricted Stock—A total of 16,000 and 45,000 shares of common stock were granted to non-employee members of the Company’s Board in April 2008 and May 2009, respectively. These shares are compensation for services as Board members and the shares cannot be sold for one year from the grant date. The closing price of the Company’s stock on the date of grant was used to value the grants. There was no cash flow impact resulting from the grants. During the years ended December 31, 2009 and 2008, compensation costs of $154,000 and $92,000, respectively, were recorded related to these grants. An additional $70,000 of compensation cost will be recorded during the year ended December 31, 2010.

Stock Option Plans —The Company has two plans (the 2005 and 2007 Plans) under which it may grant stock options to certain employees and directors of the Company and its subsidiaries. Compensation expense for stock options awarded to employees in return for employee service is recorded in accordance with Compensation-Stock Compensation subtopic of the FASB ASC. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the employee service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The Company recorded stock based compensation expense of $5.1 million, $5.6 million, and $4.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there was $5.3 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

	Year Ended December 31,
	2009	2008	2007
The weighted average fair value of options granted	$1.61	$2.06	$1.41
Dividend yield	0.00%	0.00%	0.00%
Weighted average risk free interest rate	1.38%	2.14%	4.62%
Weighted average expected volatility	64.94%	47.78%	35.54%
Expected life (in years)	4.6	4.0	4.0

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2009, 2008 and 2007, the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock		Exercise price[4]	Intrinsic value
January 31, 2007	18,440	$6.55	[1]	$6.55	$—
January 31, 2007	628,804	$6.55	[1]	$8.27	$—
March 27, 2007	192,698	$6.89	[1]	$6.89	$—
May 9, 2007	117,094	$7.11	[1]	$7.11	$—
December 6, 2007	39,800	$10.06	[2]	$10.06	$—
February 12, 2008	1,574,750	$6.65	[3]	$6.65	$—
April 17, 2008	42,500	$8.05	[3]	$8.05	$—
April 18, 2008	70,000	$8.09	[3]	$8.09	$—
July 15, 2008	14,000	$7.38	[3]	$7.38	$—
July 28, 2008	14,000	$8.45	[3]	$8.45	$—
October 16, 2008	15,000	$5.80	[3]	$5.80	$—
February 9, 2009	1,707,900	$2.88	[3]	$2.88	$—
July 13, 2009	85,500	$4.03	[2]	$4.03	$—
October 2, 2009	60,000	$6.09	[3]	$6.09	$—
December 3, 2009	20,000	$5.46	[2]	$5.46	$—

[1]	The fair value was determined based on a contemporaneous internal valuation prepared by management with the appropriate levels of competency.
[2]	Average of the high and low reported prices on the date of grant. Grant was made under the Company’s 2005 Plan.
[3]	Closing price on the date of grant. Grant was made under the Company’s 2007 Plan.
[4]	Original exercise price on date of grant.

The derived fair value of the common shares underlying the options granted in 2007 prior to the Company’s initial public offering were determined based on an internal valuation prepared by management with the appropriate level of competency, using generally accepted valuation methodologies, including the guideline companies approach, which incorporates certain assumptions including the market performance of comparable listed companies as well as the financial results and growth trends of the group and the discounted cash flow method, a method within the income approach whereby the present value of future expected net cash flows is calculated using a discount rate and the guideline companies approach, which incorporates certain assumptions including the market performance of comparable listed companies as well as the financial results and growth trends of the Company, to derive the total equity value of the Company. The valuation model allocated the equity value between the common shares and the preferred shares and determined the fair value of common shares based on the option-pricing method under the enterprise value allocation method. Under this method, the common shares have value only if the funds available for distribution to shareholders exceed the value of the liquidation preference at the time of a liquidity event (for example, a merger or sale).

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options granted as of December 31, 2009, 2008 and 2007, and the changes during the years then ended is presented below:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the period	9,653,074	$2.77	8,038,280	$1.95	7,587,138	$1.38
Granted	1,873,400	$3.06	1,730,250	$6.76	996,836	$6.77
Exercised	(41,906)	$0.28	(21,163)	$2.79	(211,698)	$1.67
Forfeited	(32,828)	$4.88	(94,293)	$5.77	(333,996)	$3.52

Options outstanding at December 31	11,451,740	$2.82	9,653,074	$2.77	8,038,280	$1.95

Exercisable at December 31	8,092,970	$2.11	5,801,362	$1.78	3,619,565	$1.55

Options expected to vest at December 31	11,358,170	$2.80

The following table summarizes information about options outstanding as of December 31, 2009:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	3,839,771	5.7	3,839,771
$ 1.00 - $ 2.99	3,973,619	5.9	2,263,125
$ 4.00 - $ 5.99	958,669	6.8	633,721
$ 6.00 - $ 8.99	2,639,881	5.9	1,336,453
$10.00 - $10.99	39,800	7.9	19,900

	11,451,740		8,092,970

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    INCOME TAXES

Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$281	$281
Allowance for doubtful accounts	448	309
Provision for accrued expenses and other, net	245	298
AMT tax credits	—	712
Stock based compensation	5,410	3,729
Capital loss	807	985
Deferred revenue	50	22
Interest rate swap agreement	196	913

	7,437	7,249
Less valuation allowance	1,042	1,220

Deferred tax asset, net of valuation allowance	6,395	6,029

Deferred tax liabilities:
Acquired intangibles	(15,927)	(20,544)
Depreciation of fixed assets	(542)	(137)

Deferred tax liabilities	(16,469)	(20,681)

Net deferred tax liabilities	$(10,074)	$(14,652)

Recognized in Consolidated Balance Sheets:
Deferred tax asset—current	$812	$1,346
Net deferred tax asset—noncurrent	(10,886)	(15,998)

Net deferred tax liability	$(10,074)	$(14,652)

At December 31, 2009 and 2008, the Company had a $0.8 million and a $1.0 million deferred tax asset related to a capital loss carryforward, respectively. The capital loss can only be offset against capital gains and begins to expire in the 2013 tax year. The Company has set up a deferred tax asset valuation allowance fully offsetting the capital loss that decreased in 2009 from 2008 by $0.2 million.

Tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Current income tax expense:
Federal	$9,662	$1,079	$100
State	170	30	9
Foreign	2,171	4,945	4,274

Current income tax expense	12,003	6,054	4,383

Deferred income tax expense (benefit):
Federal	(2,846)	5,880	3,495
State	(98)	(592)	359
Foreign	(1,169)	(1,769)	(1,545)

Deferred income tax expense (benefit)	(4,113)	3,519	2,309

Income tax expense	$7,890	$9,573	$6,692

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Tax effect of permanent items	0.4%	1.0%	0.5%
State taxes, net of federal effect	0.4%	0.8%	2.0%
Payment in lieu of dividends on vested options	—	—	(8.1%)
Impairment charge with no tax benefit	—	10.3%	—
Foreign earnings indefinitely reinvested	—	(5.5%)	—
Difference between foreign and U.S. rates	(1.6%)	(4.2%)	2.0%
Unrecognized tax benefits	2.2%	0.1%	0.3%
Other	0.5%	1.7%	1.9%

Effective tax rate	36.9%	39.2%	33.6%

The Company’s income before tax from foreign entities was $4.0 million, $13.1 million and $8.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company plans to continue to finance expansion and operating requirements of subsidiaries outside the U.S. through reinvestment of the undistributed earnings of these subsidiaries (approximately $24 million at December 31, 2009), and taxes that would result from potential distributions have not been provided. If earnings were distributed, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the U.S.

On January 1, 2007, the Company adopted the guidance in the FASB ASC topic on Income Taxes related to Uncertainty in Income Taxes. At that time, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the recognition standards established. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes.

Following is a reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Unrecognized tax benefits—beginning of period	$5,300	$5,556
Gross increases in tax positions related to current year	104	99
Gross increases (decreases) in tax positions related to prior year	374	(355)

Unrecognized tax benefits—end of period	$5,778	$5,300

The balance of unrecognized tax benefits of $5.8 million and $5.3 million, as of December 31, 2009 and 2008, respectively, if recognized, would affect the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Various U.S. federal and state tax returns are currently under examination. The Company is subject to U.S. federal, state, local or foreign examinations by tax authorities dating back to the year net operating losses began in 1999. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits will change significantly during the next twelve months.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    EMPLOYEE SAVINGS PLAN

The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $477,000, $559,000, and $551,000 for the years ended December 31, 2009, 2008 and 2007, respectively, to match employee contributions to the Savings Plan.

15.    SEGMENT INFORMATION

The Company has two reportable segments: DCS Online and eFinancialCareers. Management has organized its reportable segments based upon similar geographic locations and similar economic characteristics. Both DCS Online and eFinancialCareers generate revenue from sales of recruitment packages. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include the Targeted Job Fairs, JobsintheMoney.com, AllHealthcareJobs (beginning in June 2009) and eFinancialCareers’ North American operations and are reported in the “Other” category. eFinancialCareers’ North American operations exceeded the 10% threshold for net income in 2008 due to an impairment of goodwill and JobsintheMoney.com exceeded the 10% threshold for net income in 2007 due to an impairment of intangible assets. Due to the one-time nature of each of these occurrences, eFinancialCareers’ North American operations and JobsintheMoney.com continue to be included in the “Other” category. The Company’s foreign operations are comprised of eFinancialCareers, whose business is principally in Europe, Middle East and Asia Pacific. The following table shows the segment information for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Revenues:
DCS Online	$80,918	$107,329	$102,215
eFC	23,027	37,202	29,658
Other	6,046	10,478	10,477

Total revenues	$109,991	$155,009	$142,350

Depreciation:
DCS Online	$3,324	$3,278	$2,560
eFC	241	256	298
Other	150	155	113

Total depreciation	$3,715	$3,689	$2,971

Amortization:
DCS Online	$9,026	$11,110	$11,110
eFC	3,899	4,821	6,211
Other	1,345	710	1,730

Total amortization	$14,270	$16,641	$19,051

Operating income (loss):
DCS Online	$22,331	$29,791	$29,644
eFC	4,808	12,212	5,470
Other	(598)	(7,120)	(3,121)

Operating income	26,541	34,883	31,993
Interest expense	(6,801)	(9,552)	(13,104)
Interest income	213	1,647	1,047
Gain (loss) from interest rate hedges	1,505	(2,568)	—
Other expense	(77)	—	—

Income from continuing operations before income taxes	$21,381	$24,410	$19,936

Capital expenditures:
DCS Online	$2,848	$3,747	$2,603
eFC	607	176	746
Other	90	48	178

Total capital expenditures	$3,545	$3,971	$3,527

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information as December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Total assets:
DCS Online	$160,513	$189,488
eFinancial Careers	86,854	81,799
Other	15,188	11,882

Total assets	$262,555	$283,169

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2009 and 2008 and the changes in goodwill for the years then ended (in thousands):

	DCS Online	eFC	Other	Total
Balance, December 31, 2007
Goodwill	$84,778	$55,882	$16,271	$156,931
Accumulated foreign currency translation adjustments	—	2,842	—	2,842

	84,778	58,724	16,271	159,773

Foreign currency translation adjustment	—	(15,144)	—	(15,144)
Impairment loss	—	—	(7,213)	(7,213)

Balance, December 31, 2008
Goodwill	84,778	55,882	16,271	156,931
Accumulated impairment losses	—	—	(7,213)	(7,213)
Accumulated foreign currency translation adjustments	—	(12,302)	—	(12,302)

	84,778	43,580	9,058	137,416

Goodwill acquired during the year	—	—	1,445	1,445
Foreign currency translation adjustment	—	3,777	—	3,777

Balance, December 31, 2009
Goodwill	84,778	55,882	17,716	158,376
Accumulated impairment losses	—	—	(7,213)	(7,213)
Accumulated foreign currency translation adjustments	—	(8,525)	—	(8,525)

	$84,778	$47,357	$10,503	$142,638

A non-cash charge of $7.2 million was recorded during the year ended December 31, 2008 for the impairment of goodwill at eFinancialCareers’ North American reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology using the income approach. Future cash flow projections for this reporting unit decreased significantly during the fourth quarter of 2008 due to the decline in recruitment activity in financial services. The charge is reflected as Impairment of goodwill and intangible assets on the Consolidated Statements of Operations. Goodwill acquired during the year ended 2009 was the result of the AllHealthcareJobs acquisition.

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. Options to purchase 2.7 million and 470,000 shares were outstanding during the years ended December 31, 2009 and 2008, respectively, but were excluded from the calculation of diluted EPS for the years then ended because the options’ exercise price was greater than the average market price of the common shares. The impact of the preferred stock outstanding and common stock options outstanding at December 31, 2007 were anti-dilutive during the year then ended and therefore were excluded from the calculation of diluted EPS. The following is a calculation of basic and diluted earnings (loss) per share and weighted average shares outstanding for continuing operations and discontinued operations (in thousands except per share amounts):

	2009	2008	2007
Income from continuing operations	$13,491	$14,837	$13,244
Preferred dividend	—	—	(107,718)

Income (loss) attributable to common stockholders from continuing operations—basic and diluted	$13,491	$14,837	$(94,474)

Income attributable to common stockholders from discontinued operations—basic and diluted	$—	$519	$2,263

Weighted average shares outstanding—basic	62,266	62,194	28,256
Add shares issuable upon conversion of preferred securities	—	—	30,078
Add shares issuable upon exercise of stock options	3,808	3,151	3,082

Weighted average shares outstanding—diluted	66,074	65,345	61,416

Basic earnings (loss) per share:
From continuing operations	$0.22	$0.24	$(3.34)
From discontinued operations	—	0.01	0.08

	$0.22	$0.25	$(3.26)

Diluted earnings (loss) per share:
From continuing operations	$0.20	$0.23	$(3.34)
From discontinued operations	—	0.01	0.08

	$0.20	$0.24	$(3.26)

DICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 2009 and 2008:

	For the Three Months Ended
	March 31	June 30	September 30	December 31[1]
	(in thousands, except per share amounts)
2009
Revenues	$29,569	$27,009	$26,733	$26,680
Total operating expenses	21,869	21,332	20,800	19,449

Operating income	$7,700	$5,677	$5,933	$7,231

Net income	$3,858	$2,776	$3,002	$3,855

Basic and diluted earnings per common share for income from continuing operations	$0.06	$0.04	$0.05	$0.06 [2]

Basic and diluted earnings per common share for net income to common shareholders	$0.06	$0.04	$0.05	$0.06 [2]

2008
Revenues	$39,569	$40,281	$39,642	$35,517
Total operating expenses	29,149	30,109	28,604	32,264

Operating income	$10,420	$10,172	$11,038	$3,253

Income from continuing operations, net tax	3,766	7,551	6,371	(2,851)
Income (loss) from discontinued operations, net of tax	519	—	—	—

Net income	$4,285	$7,551	$6,371	$(2,851)

Basic and diluted earnings per common share for income (loss) from continuing operations	$0.06	$0.12	$0.10	$(0.05)[2]

Basic and diluted earnings per common share for net income (loss) to common shareholders	$0.07	$0.12	$0.10	$(0.05)[2]

[1]	The results include an impairment charge in 2008 of $7.2 million.
[2]	Due to rounding, the sum of the quarters may not equal the full year amount.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Control Procedures

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP has audited the Company’ internal control over financial reporting as of December 31, 2009 and 2008 and has issued an attestation report regarding its assessment included herein.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dice Holdings, Inc.

Des Moines, Iowa

We have audited the internal control over financial reporting of Dice Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 10, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/    Deloitte & Touche, LLP

Des Moines, Iowa

February 10, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 pertaining to directors will be set forth in our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2009 and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Form 10-K is also incorporated by reference.

Executive Officers of the Company

Set forth below is information relating to the Company’s executive officers as of January 31, 2010.

Name	Age	Position
Scot W. Melland	47	Chairman, President and Chief Executive Officer
Michael P. Durney	47	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Thomas Silver	50	Senior Vice President, North America
Brian P. Campbell	45	Vice President, Business and Legal Affairs, General Counsel and Secretary
Constance Melrose	56	Vice President, Treasury and Managing Director, eFinancialCareers North America
Paul Melde	49	Vice President of Technology
John Benson	48	Chief Executive Officer—eFinancialCareers; Managing Director—Dice International

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

Michael P. Durney has been our Senior Vice President, Finance and Chief Financial Officer since joining our predecessor, Dice Inc., in June 2000 and Treasurer since July 2002. Prior to joining the Company, he held the position of Vice President and Controller of USA Networks, Inc. (now known as IAC/InterActiveCorp.) from 1998 to 2000. Mr. Durney’s previous experience includes being the Chief Financial Officer of Newport Media, Inc. from 1996 to 1998, Executive Vice President, Finance of Hallmark Entertainment, Inc. from 1994 to 1996 and Vice President, Controller of Univision Television Group, Inc. from 1989 to 1994. Mr. Durney started his finance career at the accounting firm of Arthur Young & Company in 1983 and is a licensed Certified Public Accountant in the state of New York. He is the Chair of the Advisory Council of the School of Business and the Secretary of the board of directors of the College Foundation at the State University of New York at Oswego. Mr. Durney holds a B.S. degree in accounting from the State University of New York in Oswego. Mr. Durney served as Dice Inc.’s Senior Vice President, Finance, Chief Financial Officer and Treasurer at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company.”

Thomas M. Silver has been our Senior Vice President of North American operations since September 2009. He served as our Senior Vice President and Chief Marketing Officer since 2007 and joined our predecessor, Dice Inc., in July 2001 as the Senior Vice President of Marketing and Customer Support. Bringing more than 20 years of executive marketing and management experience, Mr. Silver is responsible for overseeing our sales, marketing and advertising, telesales, and product management efforts in our North America region. Additionally, Mr. Silver manages all aspects of customer service to ensure optimal performance for our client base. He is a graduate of Cornell University and holds a M.B.A. from New York University School of Business. Mr. Silver served as Dice Inc.’s Senior Vice President of Marketing and Customer Support at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company.”

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

Constance Melrose has been our Vice President, Treasury since July 2003 and became our Managing Director of eFinancialCareers North America in January 2010. She previously served as our Vice President, Treasury and Strategic Planning, a role she has held since July 2003. She is responsible for investment management, bank relations and related corporate finance activities as well as overseeing our sales, marketing and advertising efforts for the North American operations of eFinancialCareers. Ms. Melrose previously served as our Vice President, Treasury and Investor Relations, having joined our predecessor, Dice Inc., in March 1999. Ms. Melrose has over 20 years experience in corporate finance, investor relations and corporate development. She earned a Bachelor of Arts degree in English literature from Princeton University and a M.B.A. in finance and accounting from The Wharton School. Ms. Melrose served as an executive officer of Dice Inc. at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and continued to serve as an executive officer upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company.”

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

10.4	The Dice Holdings, Inc. 2005 Omnibus Stock Plan (the “2005 Stock Plan”) (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.5	Form of Stock Option Award Agreement under the 2005 Stock Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.6	The Dice Holdings, Inc. 2007 Equity Award Plan (the “2008 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on May 18, 2007).

10.7	Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.8	The Dice Holdings, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.9	Employment Agreement, dated as of October 25, 2002, and amended as of July 1, 2003 and July 9, 2005, between Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.10	Employment Agreement, dated as of April 20, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.11	Employment Agreement, dated as of July 9, 2001, and amended as of August 17, 2004, and July 6, 2009, between Dice Holdings Inc. and Thomas M. Silver (incorporated by reference from Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007.

10.12	Amendment to Employment Agreement, dated as of July 6, 2009, between Dice Holdings, Inc. and Thomas M. Sliver (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2009 (File No. 001-33584) filed on July 23, 2009).

10.13	Employment Agreement, dated as of January 31, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Brian Campbell (incorporated by reference from Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.14	Employment Agreement, dated as of June 20, 2005 between eFinancialCareers Limited and John Benson (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 (File No. 001-33584) filed on May 7, 2008).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(b)	Financial Statement Schedules.

Page
Schedule I—Financial Information of the Parent Company	95
Schedule II—Consolidated Valuation and Qualifying Accounts	99

SCHEDULE I

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

As of December 31, 2009 and 2008

(in thousands, except per share data)

	2009	2008
ASSETS
Cash and cash equivalents	$9	$7,063
Marketable securities	3,598	6,486
Investment in subsidiaries	366,452	341,107

Total assets	$370,059	$354,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable to subsidiaries	$216,640	$226,640
Interest payable to subsidiaries	4,799	4,510

Total liabilities	221,439	231,150

Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000 shares; issued and outstanding: 62,502 and 62,210 shares, respectively	625	622
Additional paid-in capital	232,508	226,432
Accumulated other comprehensive income	(10,013)	(15,557)
Accumulated deficit	(74,500)	(87,991)

Total stockholders’ equity	148,620	123,506

Total liabilities and stockholders’ equity	$370,059	$354,656

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31, 2009, 2008, 2007

(in thousands)

	2009	2008	2007
Revenues:
Equity in earnings of subsidiaries from continuing operations	$13,710	$15,451	$15,528
Equity in earnings of subsidiaries from discontinued operations	—	519	2,263

Operating income	13,710	15,970	17,791

General and administrative	(19)	(48)	—
Interest expense	(289)	(1,028)	(2,843)
Other income	89	462	559

Net income	$13,491	$15,356	$15,507

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2007, 2008 and 2009

(in thousands except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	55,169	$552	92	$1	$138,077	$(6,124)	$1,829	$134,335

Net income						15,507		15,507
Other comprehensive income:
Foreign currency translation adjustment, net of tax of $550							1,296	1,296
Net unrealized gain on available-for-sale securities, net of tax of $2							5	5

Total comprehensive income								16,808

Stock based compensation					4,100			4,100
Preferred and common stock dividends declared ($1.95 per share)						(112,500)		(112,500)
Implementation of FASB Interpretation No. 48						(230)		(230)
Conversion of preferred securities to common stock	(55,169)	(552)	55,169	552				—
Proceeds from initial public offering, net of expenses incurred of $3,239			6,700	67	77,694			77,761
Exercise of common stock options			212	2	351			353

Balance at December 31, 2007	—	—	62,173	622	220,222	(103,347)	3,130	120,627

Net income						15,356		15,356
Other comprehensive income (loss):								—
Foreign currency translation adjustment, net of tax of $ -							(18,720)	(18,720)
Net unrealized gain on available-for-sale securities, net of tax of $19							33	33

Total comprehensive loss								(3,331)

Stock based compensation					5,590			5,590
Excess tax benefit over book expense from stock options exercised					562			562
Restricted stock issued			16	—				—
Exercise of common stock options			21	—	58			58

Balance at December 31, 2008	—	—	62,210	622	226,432	(87,991)	(15,557)	123,506

Net income						13,491		13,491
Other comprehensive income (loss):								—
Foreign currency translation adjustment, net of tax of $ -							5,578	5,578
Net unrealized loss on available-for-sale securities, net of tax of $19							(34)	(34)

Total comprehensive income								19,035

Stock based compensation					5,090			5,090
Excess tax benefit over book expense from stock options exercised					18			18
Restricted stock issued			45	—				—
Stock issued to acquire AllHealthcareJobs			205	2	957			959
Exercise of common stock options			42	1	11			12

Balance at December 31, 2009	—	$—	62,502	$625	$232,508	$(74,500)	$(10,013)	$148,620

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I

DICE HOLDINGS, INC.

FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009, 2008, and 2007

(in thousands)

	2009	2008	2007
Cash flows provided by operating activities:
Net income (loss)	$13,491	$15,356	$15,507
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of continuing operations	(13,710)	(15,451)	(15,528)
Equity in earnings of discontinued operations	—	(519)	(2,263)
Change in interest payable	289	1,028	2,843
Other	68	22	—

Net cash provided by operating activities	138	436	559

Cash flows provided by (used for) investing activities:
Purchase of marketable securities	(2,222)	(49,197)	—
Sales of marketable securities	5,000	42,689	—

Net cash provided by (used for) investing activities	2,778	(6,508)	—

Cash flows provided by (used for) financing activities:
Proceeds from notes payable to subsidiaries	—	—	113,000
Payments on long-term debt	(10,000)	(12,100)	(54,000)
Dividends paid on convertible preferred stock	—	—	(107,718)
Dividends paid on common stock	—	—	(180)
Payments to holders of vested stock options in lieu of dividends	—	—	(4,602)
Proceeds from initial public offering	—	—	81,003
Payment of costs related to initial public offering	—	(354)	(2,884)
Proceeds from stock option exercises	12	58	353
Other	18	—	—

Net cash provided by (used for) financing activities	(9,970)	(12,396)	24,972

Net change in cash and cash equivalents for the year	(7,054)	(18,468)	25,531
Cash and cash equivalents, beginning of year	7,063	25,531	—

Cash and cash equivalents, end of year	$9	$7,063	$25,531

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE II

DICE HOLDINGS, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2007, 2008 and 2009

(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions(1)	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2007	795	1,002	(166)	1,631
Year ended December 31, 2008	1,631	949	(1,076)	1,504
Year ended December 31, 2009	1,504	1,067	(807)	1,764

Reserve for deferred tax assets:
Year ended December 31, 2007	—	985	—	985
Year ended December 31, 2008	985	235	—	1,220
Year ended December 31, 2009	1,220	—	(178)	1,042

Reserve for unrecognized tax benefits:
Year ended December 31, 2007	$4,459	$1,097	$—	5,556
Year ended December 31, 2008	5,556	99	(355)	5,300
Year ended December 31, 2009	5,300	478	—	5,778

(1)	Includes an adjustment for changes in exchange rates during the year

See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 10, 2010	DICE HOLDINGS, INC.
	By:	/S/ SCOT W. MELLAND
Scot W. Melland Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOT W. MELLAND Scot W. Melland	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2010

/S/ MICHAEL P. DURNEY Michael P. Durney	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2010

/S/ JOHN W. BARTER John W. Barter	Director	February 10, 2010

/S/ H. RAYMOND BINGHAM H. Raymond Bingham	Director	February 10, 2010

/S/ PETER EZERSKY Peter Ezersky	Director	February 10, 2010

/S/ DAVID S. GORDON David S. Gordon	Director	February 10, 2010

/S/ DAVID C. HODGSON David C. Hodgson	Director	February 10, 2010

/S/ AMANDA SIEGEL Amanda Siegel	Director	February 10, 2010

/S/ WILLIAM WYMAN William Wyman	Director	February 10, 2010

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007 with the Securities and Exchange Commission).

4.2	Second Amended and Restated Shareholders Agreement, dated as of July 23, 2007, by and between Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.3	Institutional and Management Shareholders Agreement, dated as of July 23, 2007, by and among Dice Holdings, Inc., the Quadrangle Entities named therein, the General Atlantic Entities named therein and the Management Shareholders named therein (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007 with the Securities and Exchange Commission).

4.4	Amendment No. 1 to Second Amended and Restated Shareholders Agreement, dated as of February 4, 2008, by and among Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-333584) filed on March 25, 2008 with the Securities and Exchange Commission).

10.1	Amended and Restated Financing Agreement, dated as of March 21, 2007, by and among Dice Holdings, Inc. and Dice Career Solutions, Inc., as borrowers, Dice India Holdings, Inc., EW Knowledge Products, Inc. and Measure Up, Inc., as guarantors, the lenders from time to time party thereto and Ableco Finance, LLC, as administrative and collateral agent (incorporated by reference from Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.2	Resignation and Appointment of Administrative Agent Agreement; Amendment Number One to Amended and Restated Financing Agreement, entered into as of May 21, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders party thereto, Ableco Finance LLC as collateral agent and in its capacity as resigning administrative agent and Wells Fargo Foothill, Inc. as successor administrative agent (incorporated by reference from Exhibit 4.3 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on June 18, 2007).

10.3	Amendment Number Two to Amended and Restated Financing Agreement, entered into as of June 14, 2007, by and among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc. as borrowers, each Subsidiary of the Parent listed as a Guarantor on the signature pages thereto, the lenders on the signature pages thereto, Ableco Finance LLC as collateral agent for the lenders and Wells Fargo Foothill, Inc. as administrative agent for the lenders (incorporated by reference from Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 18, 2007).

10.4	The Dice Holdings, Inc. 2005 Omnibus Stock Plan (the “2005 Stock Plan”) (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.5	Form of Stock Option Award Agreement under the 2005 Stock Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.6	The Dice Holdings, Inc. 2007 Equity Award Plan (the “2008 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on May 18, 2007).

10.7	Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.8	The Dice Holdings, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.9	Employment Agreement, dated as of October 25, 2002, and amended as of July 1, 2003 and July 9, 2005, between Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.10	Employment Agreement, dated as of April 20, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.11	Employment Agreement, dated as of July 9, 2001, and amended as of August 17, 2004, and July 6, 2009, between Dice Holdings Inc. and Thomas M. Silver (incorporated by reference from Exhibit 10.5 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007.

10.12	Amendment to Employment Agreement, dated as of July 6, 2009, between Dice Holdings, Inc. and Thomas M. Sliver (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2009 (File No. 001-33584) filed on July 23, 2009).

10.13	Employment Agreement, dated as of January 31, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Brian Campbell (incorporated by reference from Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.14	Employment Agreement, dated as of June 20, 2005 between eFinancialCareers Limited and John Benson (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 (File No. 001-33584) filed on May 7, 2008).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith