Form 10-Q
period 2010-03-31
DICE HOLDINGS, INC.
filed 2010-04-28
CIK 1393883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2010, 62,737,132 shares of common stock (“Common Stock”) of the Registrant were outstanding.

DICE HOLDINGS, INC.

1

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$39,975	$44,925
Marketable securities	2,689	4,214
Accounts receivable, net of allowance for doubtful accounts of $1,641 and $1,764	9,353	11,336
Deferred income taxes - current	807	812
Income tax receivable	1,683	906
Prepaid and other current assets	2,148	1,360

Total current assets	56,655	63,553

Fixed assets, net	5,742	5,719
Acquired intangible assets, net	45,975	48,536
Goodwill	140,145	142,638
Deferred financing costs, net of accumulated amortization of $3,126 and $2,918	1,667	1,875
Other assets	233	234

Total assets	$250,417	$262,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,801	$10,205
Deferred revenue	38,442	33,909
Current portion of long-term debt	1,000	1,000
Interest rate hedge liability - current	475	—
Income taxes payable	1,027	601

Total current liabilities	49,745	45,715

Long-term debt	34,000	49,300
Deferred income taxes - non-current	10,090	10,886
Interest rate hedge liability - non-current	—	550
Accrual for unrecognized tax benefits	5,763	5,778
Other long-term liabilities	1,666	1,706

Total liabilities	101,264	113,935

Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued and outstanding: 62,737 and 62,502 shares, respectively	627	625
Additional paid-in capital	233,516	232,508
Accumulated other comprehensive loss	(13,791)	(10,013)
Accumulated deficit	(71,199)	(74,500)

Total stockholders’ equity	149,153	148,620

Total liabilities and stockholders’ equity	$250,417	$262,555

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2010	2009
Revenues	$26,827	$29,569

Operating expenses:
Cost of revenues	2,107	1,830
Product development	1,190	795
Sales and marketing	10,131	9,436
General and administrative	4,286	4,996
Depreciation	972	921
Amortization of intangible assets	2,396	3,891
Change in acquisition related contingencies	(324)	—

Total operating expenses	20,758	21,869

Operating income	6,069	7,700
Interest expense	(1,121)	(1,923)
Interest income	38	83
Other income	75	388

Income before income taxes	5,061	6,248
Income tax expense	1,760	2,390

Net income	$3,301	$3,858

Basic earnings per share	$0.05	$0.06
Diluted earnings per share	$0.05	$0.06

Weighted average basic shares outstanding	62,366	62,210
Weighted average diluted shares outstanding	66,900	65,660

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the three months ended March 31,
	2010	2009
Cash flows provided by operating activities:
Net income	$3,301	$3,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	972	921
Amortization of intangible assets	2,396	3,891
Deferred income taxes	(753)	(1,625)
Amortization of deferred financing costs	208	208
Share based compensation	826	1,475
Change in acquisition related contingencies	(324)	—
Gain from interest rate hedges	(75)	(388)
Changes in operating assets and liabilities:
Accounts receivable	1,834	2,416
Prepaid expenses and other assets	(805)	(80)
Accounts payable and accrued expenses	(540)	(1,794)
Income taxes receivable/payable	(312)	296
Deferred revenue	4,786	(2,460)
Other, net	70	97

Net cash provided by operating activities	11,584	6,815

Cash flows provided by (used for) investing activities:
Purchases of fixed assets	(1,571)	(846)
Purchases of marketable securities	(504)	—
Maturities and sales of marketable securities	2,011	2,500

Net cash provided by (used for) investing activities	(64)	1,654

Cash flows used for financing activities:
Payments on long-term debt	(18,300)	(20,300)
Proceeds from long-term debt	3,000	—
Other	182	—

Net cash used for financing activities	(15,118)	(20,300)

Effect of exchange rate changes	(1,352)	(947)

Net change in cash and cash equivalents for the period	(4,950)	(12,778)
Cash and cash equivalents, beginning of period	44,925	55,144

Cash and cash equivalents, end of period	$39,975	$42,366

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009 that are included in the Company’s Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2010.

2. NEW ACCOUNTING STANDARDS

In October 2009, new accounting standards were issued in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) subtopic on Revenue Recognition-Multiple-Element Arrangements. The standards enable companies to account for certain products and services (deliverables) separately rather than as a combined unit. The standards are effective for the Company beginning on January 1, 2011, with early adoption permitted. The Company is currently evaluating the impact these standards will have on its financial statements.

3. FAIR VALUE MEASUREMENTS

The FASB ASC Fair Value Measurements and Disclosures Topic defines fair value, establishes a framework for measuring fair value and requires certain disclosures for each class of assets and liabilities measured at fair value on either a recurring or nonrecurring basis. As a basis for considering assumptions a three-tier fair value hierarchy is used, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The money market funds and marketable securities are valued using quoted prices in the market. The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt, as of March 31, 2010 and December 31, 2009 was approximately $35 million and $50 million, respectively.

The interest rate hedge liability is valued using the market approach, with the forward one-month LIBOR yield curve as the primary input. Valuations are obtained from two third-party providers, one of which is the swap counterparty.

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

The Company has an obligation, to be paid in cash, to the former owners of AllHealthcareJobs if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain events and certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future sales performance of the AllHealthcareJobs business to estimate the fair value of this liability. The liability for the contingent consideration was established at the time of acquisition in June 2009 and is evaluated at each reporting period. During the three months ended March 31, 2010, the liability for contingent consideration was reduced by $324,000 due to the sales performance of the business and expectations of future sales being lower than the initial assumptions. The decrease in the liability resulted in a gain, which is included in Change in acquisition related contingencies on the Condensed Consolidated Statements of Operations. There was no impairment of goodwill or intangibles assets indicated.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2010
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$17,067	$—	$—	$17,067
Marketable securities	2,689	—	—	2,689
Interest rate hedge liability - current	—	475	—	475
Contingent consideration to be paid in cash for the acquisition of AllHealthcareJobs	—	—	539	539

	As of December 31, 2009
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$23,655	$—	$—	$23,655
Marketable securities	4,214	—	—	4,214
Interest rate hedge liability - non-current	—	550	—	550
Contingent consideration to be paid in cash for the acquisition of AllHealthcareJobs	—	—	863	863

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the table above. These assets include goodwill and intangible assets which result as acquisitions occur. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

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

4. MARKETABLE SECURITIES

DHI’s marketable securities are stated at fair value. The following tables summarize the Company’s marketable securities as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Maturity	Gross Amortized Cost	Gross Unrealized Loss	Estimated Fair Value

U.S. Government and agencies	Within one year	$2,490	$(5)	$2,485
U.S. Government and agencies	1 to 5 years	204	—	204

Total		$2,694	$(5)	$2,689

	December 31, 2009
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value

U.S. Government and agencies	Within one year	$4,203	$—	$4,203
Corporate debt securities	1 to 5 years	11	—	11

Total		$4,214	$—	$4,214

5. ACQUIRED INTANGIBLE ASSETS, NET

Below is a summary of the major acquired intangible assets and weighted average amortization periods for the acquired identifiable intangible assets (in thousands).

			As of March 31, 2010
			Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology			$12,558	$(12,413)	$(61)	$84	3.7 years
Trademarks and brand names- Dice			39,000	—	—	39,000	Indefinite
Trademarks and brand names- Other			7,270	(4,612)	(560)	2,098	4.6 years
Customer lists			36,943	(32,336)	(746)	3,861	4.6 years
Candidate database			18,982	(18,004)	(46)	932	3.5 years
Order backlog			17	(17)	—	—	0.5 years

Acquired intangible assets, net			$114,770	$(67,382)	$(1,413)	$45,975

	As of December 31, 2009
	Original Cost	Acquisition of AllHeathcare Jobs	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$138	$12,558	$(12,396)	$(61)	$101	3.7 years
Trademarks and brand names- Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names- Other	6,400	870	7,270	(4,279)	(474)	2,517	4.6 years
Customer lists	36,361	582	36,943	(30,483)	(667)	5,793	4.6 years
Candidate database	17,440	1,542	18,982	(17,811)	(46)	1,125	3.5 years
Order backlog	—	17	17	(17)	—	—	0.5 years

Acquired intangible assets, net	$111,621	$3,149	$114,770	$(64,986)	$(1,248)	$48,536

Based on the carrying value of the acquired finite–lived intangible assets recorded as of March 31, 2010, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

April 1, 2010 through December 31, 2010	$5,066
2011	1,568
2012	274
2013	67

6. INDEBTEDNESS

In March 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”) which provides for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, maturing in March 2012. Borrowings under the facility bear interest, at the Company’s option, at the LIBOR rate plus 3.25% or reference rate plus 1.75%. Quarterly payments of $250,000 of principal are required on the term loan facility. Payments of principal on the term loan facility result in permanent reductions to that facility. The borrowing capacity of the revolving credit facility is reduced by reserves against our interest rate swaps, which are determined by the swap counterparty. The Amended and Restated Credit Facility contains certain financial and other covenants. The Company was in compliance with all such covenants as of March 31, 2010.

Payments of principal of $15.3 million on the term loan were made during the three month period ended March 31, 2010.

The amounts borrowed and terms of the financing agreement as of March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Maximum available under revolving credit facility	$74,500	$74,400
Maximum available under term loan facility	$35,000	$50,300
Amounts Borrowed:
LIBOR rate loans	$35,000	$50,300
Reference rate loans	—	—

Total borrowed	$35,000	$50,300

Interest rates:
LIBOR option:
Interest margin	3.25%	3.25%
Minimum LIBOR rate	3.00%	3.00%
Actual interest rates	6.25%	6.25%

Future maturities as of March 31, 2010 are as follows (in thousands):

April 1, 2010 through December 31, 2010	$750
2011	1,000
2012	33,250

Total minimum payments	$35,000

As of March 31, 2010, the Company has an interest rate swap agreement in place which fixes the interest rate on $20.0 million of LIBOR-based borrowings at 6.37% until February 11, 2011. The swap is used by the Company for the purpose of interest rate risk management. The fair value of the swap agreement is reflected as interest rate hedge liabilities in the Condensed Consolidated Balance Sheets. The Company does not apply hedge accounting under the Derivatives and Hedging topic of the FASB ASC. The change in the fair value of the swap agreements is included in Other income in the Condensed Consolidated Statements of Operations. A current liability of $475,000 is reflected in the Condensed Consolidated Balance Sheets as of March 31, 2010.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of March 31, 2010 are as follows (in thousands):

April 1, 2010 through December 31, 2010	$973
2011	1,248
2012	714
2013	384
2014	384
2015 and thereafter	2,102

Total minimum payments	$5,805

Rent expense was $375,000, and $332,000 for the three month periods ended March 31, 2010 and 2009, respectively, and is included in General and administrative expense on the Condensed Consolidated Statements of Operations.

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

8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$3,301	$3,858

Foreign currency translation adjustment, net of tax of $0, and $0	(3,775)	(2,192)
Unrealized losses on marketable securities, net of tax of $(2), and $(8)	(3)	(12)

Total other comprehensive income (loss)	(3,778)	(2,204)

Comprehensive income (loss)	$(477)	$1,654

Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	March 31, 2010	December 31, 2009

Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(13,788)	$(10,013)
Unrealized losses on marketable securities, net of tax of $(2) and $0	(3)	—

Total accumulated other comprehensive income (loss), net	$(13,791)	$(10,013)

9. STOCK BASED COMPENSATION

The Company has two plans (the 2005 Plan and 2007 Plan) under which it may grant stock-based awards to certain employees, directors and consultants of the Company and its subsidiaries. Compensation expense for stock-based awards made to employees, directors and consultants in return for service is recorded in accordance with Compensation-Stock Compensation of the FASB ASC. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The Company recorded stock based compensation expense of $826,000 and $1.5 million during the three month periods ended March 31, 2010 and 2009, respectively. At March 31, 2010, there was $9.0 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Restricted Stock—Restricted stock is granted to employees and to non-employee members of the Company’s Board. These shares are part of the compensation plan for services provided by the employees or Board members. The closing price of the Company’s stock on the date of grant was used to determine the fair value of the grants. The expense related to the restricted stock grants is recorded over the vesting period. There was no cash flow impact resulting from the grants.

Grant Date	Number of shares issued	Awarded to	Fair value of common stock	Vesting Period
April 18, 2008	16,000	Board members	$8.09	1 year
May 21, 2009	45,000	Board members	$4.15	1 year
February 10, 2010	120,000	Employees	$6.08	4 years

A summary of the status of restricted stock awards as of March 31, 2010 and 2009, and the changes during the three month periods then ended is presented below:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Shares	Weighted Average Fair Value at Grant	Shares	Weighted Average Fair Value at Grant
Non-vested at beginning of the period	45,000	$4.15	16,000	$8.09
Granted- Restricted Stock	120,000	$6.08	—	$—

Non-vested at end of period	165,000	$5.55	16,000	$8.09

Stock Option Plans— The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted average assumptions in the table below. Because the Company’s stock has not been publicly traded for a period long enough to use to determine volatility, the average historical volatility rate for a similar entity was used. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant.

	Three Months Ended March 31,
	2010	2009
The weighted average fair value of options granted	$2.56	$1.54
Dividend yield	0.00%	0.00%
Weighted average risk free interest rate	1.44%	1.38%
Weighted average expected volatility	48.91%	66.00%
Expected life (in years)	4.6	4.6

During the three months ended March 31, 2010 the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
February 10, 2010	1,490,800	$6.08	$6.08	$—
February 15, 2010	20,000	$6.31	$6.31	$—

A summary of the status of options granted as of March 31, 2010 and 2009, and the changes during the three month periods then ended is presented below:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of the period	11,451,740	$2.82	9,653,074	$2.77
Granted	1,510,800	$6.08	1,707,900	$2.88
Exercised	(115,373)	$1.27	—	$—
Forfeited	(4,000)	$4.03	(32,252)	$4.85

Options outstanding at end of period	12,843,167	$3.22	11,328,722	$2.78

Exercisable at end of period	8,623,107	$2.26	6,671,280	$1.90

The following table summarizes information about options outstanding as of March 31, 2010:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$0.20 - $0.99	3,779,682	5.4	3,779,682
$1.00 - $2.99	3,918,335	5.6	2,636,113
$4.00 - $5.99	954,669	6.6	687,042
$6.00 - $8.99	4,150,681	6.1	1,497,883
$10.00 - $10.99	39,800	7.7	22,387

	12,843,167		8,623,107

10. SEGMENT INFORMATION

The Company has two reportable segments: DCS Online (which includes Dice.com and ClearanceJobs.com) and eFinancialCareers. Management has organized its reportable segments based upon similar geographic locations and similar economic characteristics. Both DCS Online and eFinancialCareers generate revenue from sales of recruitment packages. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs, JobsintheMoney.com, AllHealthcareJobs (beginning June 2009), and eFinancialCareers’ North American operations and are reported in the “Other” category. The Company’s foreign operations are comprised of eFinancialCareers, whose business is principally in Europe, Middle East and Asia Pacific. The following table shows the segment information for the three month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
DCS Online	$19,092	$21,995
eFC	6,123	5,922
Other	1,612	1,652

Total revenues	$26,827	$29,569

Depreciation:
DCS Online	$856	$828
eFC	101	53
Other	15	40

Total depreciation	$972	$921

Amortization of intangible assets:
DCS Online	$1,215	$2,777
eFC	768	936
Other	413	178

Total amortization of intangible assets	$2,396	$3,891

	Three Months Ended March 31,
	2010	2009
Operating income (loss):
DCS Online	$4,756	$5,976
eFC	1,410	1,576
Other	(97)	148

Operating income	6,069	7,700
Interest expense	(1,121)	(1,923)
Interest income	38	83
Other income	75	388

Income from continuing operations before income taxes	$5,061	$6,248

Capital expenditures:
DCS Online	$832	$833
eFC	93	10
Other	103	3

Total capital expenditures	$1,028	$846

The following table shows the segment information as March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Total assets:
DCS Online	$150,894	$160,513
eFinancial Careers	84,811	86,854
Other	14,712	15,188

Total assets	$250,417	$262,555

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2009 and the changes in goodwill for the three month period ended March 31, 2010 (in thousands):

	DCS Online	eFC	Other	Total
Balance, December 31, 2009	$84,778	$47,357	$10,503	$142,638
Foreign currency translation adjustment	—	(2,493)	—	(2,493)

Balance, March 31, 2010	$84,778	$44,864	$10,503	$140,145

11. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. Options to purchase 457,000 and 5.2 million shares were outstanding during the periods ended March 31, 2010 and 2009, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted average shares outstanding for continuing operations and discontinued operations (in thousands except per share amounts):

	Three Months Ended March 31,
	2010	2009
Income attributable to common stockholders from continuing operations - basic and diluted	$3,301	$3,858

Weighted average shares outstanding - basic	62,366	62,210
Add shares issuable upon exercise of stock options	4,534	3,450

Weighted average shares outstanding - diluted	66,900	65,660

Basic earnings per share	$0.05	$0.06
Diluted earnings per share	$0.05	$0.06

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, and the failure to attract qualified professionals or grow the number of qualified professionals who use our websites. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should keep in mind that any forward-looking statement made by us herein, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

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

We have identified two reportable segments based on our operating structure. Our reportable segments include DCS Online (which includes Dice.com and ClearanceJobs.com) and eFinancialCareers’ international business. eFinancialCareers’ North American operations, AllHealthcareJobs (beginning in June 2009), Targeted Job Fairs, and JobsintheMoney.com do not meet certain quantitative thresholds, and therefore are reported in aggregate in the Other segment.

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

We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At March 31, 2010, Dice.com had approximately 6,400 total recruitment package customers and as of the same date our other websites collectively served approximately 2,300 customers, including some customers who are also customers of Dice.com. Deferred revenue is another key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $38.4 million and $33.9 million at March 31, 2010 and December 31, 2009, respectively.

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

Our revenues are generated primarily from servicing customers seeking to recruit qualified professionals in the technology and finance sectors. Accordingly, significant increases or decreases in the unemployment rate, labor shortages or a decrease in available jobs, specifically in the technology, finance, healthcare, and other vertical industries we serve, can have a material affect on our revenues and results of operations. The significant increase in the unemployment rate and general reduction in recruitment activity during late 2008 and throughout 2009 negatively impacted our revenues and income. During the first quarter of 2010, total revenues declined 9% as compared to the first quarter of 2009. The decline in revenues is a result of reduced need for our services which impacted the number of companies using our primary services. We began to see improvement in recruitment activity during the latter half of 2009 and that improvement has continued in the first quarter in 2010. Our revenues in the first quarter of 2010 were essentially flat with the fourth quarter of 2009, and we saw an increase in the number of customers served at Dice.com from approximately 5,900 customers to approximately 6,400 customers during the first quarter of 2010.

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

Revenue Recognition

We recognize revenues when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Payments received in advance of services being rendered are recorded as deferred revenue and recognized generally on a straight-line basis over the service period. We generate a majority of our revenue from the sale of recruitment packages.

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

Fair Value of Acquired Businesses

We completed the acquisition of Dice Inc. in 2005, eFinancialGroup in 2006, and AllHealthcareJobs in 2009. FASB ASC topic on Business Combinations requires acquired businesses are to be recorded at fair value by the acquiring entity. The Business Combinations Topic also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.

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

We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test is performed annually as of August 31. No impairment was recorded at August 31, 2009.

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

Stock and Stock-Based Compensation

We have granted stock options to certain of our employees and directors under our 2005 Omnibus Stock Plan and our 2007 Equity Award Plan. We follow the Compensation-Stock Compensation subtopic of the FASB ACS. Compensation expense is recorded for stock awards made to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The fair value of options granted was estimated on the grant date using Black-Scholes option-pricing model. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues

	Three Months Ended March 31,		Increase	Percent
	2010	2009	(Decrease)	Change
	(in thousands, except percentages)
DCS Online	$19,092	$21,995	$(2,903)	-13.2%
eFinancialCareers	6,123	5,922	201	3.4%
Other	1,612	1,652	(40)	-2.4%

Total revenues	$26,827	$29,569	$(2,742)	-9.3%

Our revenues were $26.8 million for the three months ended March 31, 2010 compared to $29.6 million for the same period in 2009, a decrease of $2.7 million, or 9%. The decline in revenues is a result of reduced recruitment activity during 2009, which impacted customer usage of our primary services. We experienced a decline in revenue at the DCS Online segment of $2.9 million, or 13% which was driven by reduced revenues at Dice.com.

Recruitment activity began to strengthen in the latter part of 2009 and into 2010, as we saw increases in our job count and database usage by our customers. There is a lag from the time customers begin to increase purchases of our services and the impact to our revenue due to the recognition of revenue occurring over the length of the contract, which can be several months to a year. The strengthening of recruitment activity is evidenced by an increase in our recruitment package customer count. The number of customers served at Dice.com increased from approximately 5,900 at December 31, 2009 to approximately 6,400 at March 31, 2010. At March 31, 2009, Dice.com customers totaled approximately 6,850. Average revenue per recruitment package customer decreased by approximately 5% from the three months ended March 31, 2009 to the three months ended March 31, 2010. Partially offsetting the decrease experienced at Dice.com was an increase in revenues at ClearanceJobs of $329,000, or 27% during the three months ended March 31, 2010 compared to the same period in 2009. ClearanceJobs was largely unaffected by the economic downturn experienced in late 2008 and throughout 2009.

We experienced an increase in the eFinancialCareers segment revenues of $201,000, or 3%. The increase is the result of the strengthening of the pound sterling versus the U.S. dollar in comparing the three month period ended March 31, 2010 with the three month period ended March 31, 2009, partially offset by reduced recruitment activity in the markets we serve in Europe and the Middle East. The increase in revenue due to the favorable effect of foreign exchange rates was $471,000, with an offsetting decline in revenue related to reduced recruitment activity of $270,000. Similar to in the U.S., we have begun to see an improvement in recruitment activity in United Kingdom and Asia. Revenue from our United Kingdom market measured in pound sterling increased 5% during the three months ended March 31, 2010 compared to the prior year period.

Revenues from the Other segment, which consists of eFinancialCareers’ North America operations, Targeted Job Fairs, AllHealthcareJobs and JobsintheMoney.com, declined by $40,000, or 3%. A decline in revenues at Targeted Job Fairs and JobsintheMoney.com from the first quarter of 2009 to the same period in 2010 was largely offset by revenues from AllHealthcareJobs which was acquired in June 2009 and from revenues from eFinancialCareers’ North America operations, which grew 9% year over year.

Cost of Revenues

	Three Months Ended March 31,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Cost of revenues	$2,107	$1,830	$277	15.1%
Percentage of revenues	7.9%	6.2%

Our cost of revenues for the three months ended March 31, 2010 were $2.1 million compared to $1.8 million for the same period in 2009, an increase of $277,000, or 15%. The increase in cost of revenues experienced at DCS Online of $263,000 was primarily due to an increase in subscription and maintenance contracts and due to the number of network services personnel we employed to support our websites. Cost of revenues at eFinancialCareers increased by $114,000 primarily due to an $80,000 increase in salary and benefits costs for our customer support and network services personnel, due to employing more personnel. The remainder of the increase at eFinancialCareers was due to the strengthening of the pound sterling versus the U.S. dollar. These increases were partially offset by a decrease of $100,000 in the Other segment primarily due to a decrease in the number of job fairs conducted.

Product Development Expenses

	Three Months Ended March 31,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Product Development	$1,190	$795	$395	49.7%
Percentage of revenues	4.4%	2.7%

Product development expenses for the three months ended March 31, 2010 were $1.2 million compared to $795,000 for the same period of 2009, an increase of $395,000, or 50%. Product development expenses increased by $330,000 for the U.S. businesses, due to costs incurred related to adding features and functionality on the Dice and ClearanceJobs sites, the addition of the AllHealthcareJobs site and due to costs related to building the editorial and community aspects of the websites. Product development expenses increased at eFinancialCareers by $65,000 due primarily to an increase in salaries and benefit costs for the product development team.

Sales and Marketing Expenses

	Three Months Ended March 31,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Sales and Marketing	$10,131	$9,436	$695	7.4%
Percentage of revenues	37.8%	31.9%

Sales and marketing expenses for the three months ended March 31, 2010 were $10.1 million compared to $9.4 million for the same period in 2009, an increase of $695,000, or 7%. Of the increase, $362,000 is related to the U.S. businesses. The remaining $333,000 relates to the eFinancialCareers segment, of which $154,000 related to the strengthening of the pound sterling versus the U.S. dollar.

Advertising and other marketing costs for the U.S. businesses totaled $3.9 million for the three month period ended March 31, 2010 compared to $4.0 million for the same period in 2009. We continue to focus our marketing spending on online media, particularly paid search and banner advertising programs. In marketing to customers, we continue to dedicate the majority of our spend to direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. During the three month period ended March 31, 2010, approximately 65% of our advertising and marketing spending for the U.S. businesses was focused on reaching professionals who visit our sites and increasing their levels of activity on the websites. The portion of our marketing spend that focused on attracting professionals to our sites was approximately 60% during 2009 and has historically been approximately 75%. With recruitment activity and job postings lower and job seeker activity high during 2009, we were able to reduce the amount of spending on job seeker marketing and still provide results that match our customers’ needs. We expect to increase our spending on job seekers through the remainder of 2010.

The salaries, commissions, and benefits component of sales and marketing expense for the U.S. businesses totaled $3.2 million for the three months ended March 31, 2010, compared to $2.8 million during the same period in 2009, an increase of $395,000, or 14%. Increased commission expense due to the increase in sales during the current period contributed $333,000 of this increase with the remainder coming from an increase in sales and marketing personnel salaries and other incentive compensation expense.

The eFinancialCareers segment experienced an increase in sales and marketing expense of $333,000 during the three month period ended March 31, 2010 compared to the same period in 2009. Of this increase, $247,000 was from sales costs, which is driven by increased commissions on higher sales. The strengthening of the pound sterling versus the U.S. dollar caused an increase in sales and marketing expense of $154,000. Partially offsetting these increases was a reduction in marketing expense of $69,000.

General and Administrative Expenses

	Three Months Ended March 31,			Percent
	2010	2009	Decrease	Change
	(in thousands, except percentages)
General and administrative	$4,286	$4,996	$(710)	-14.2%
Percentage of revenues	16.0%	16.9%

General and administrative expenses for the three months ended March 31, 2010 were $4.3 million compared to $5.0 million for the same period in 2009, a decrease of $710,000, or 14%. A decrease of $649,000 was related to a reduction in stock-based compensation expense due to certain options becoming fully vested during 2009, and thus fully expensed in 2009. The remainder of the decrease is related to a decrease in several miscellaneous administrative expenses in both the U.S. and at eFinancialCareers.

Depreciation

	Three Months Ended March 31,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Depreciation	$972	$921	$51	5.5%
Percentage of revenues	3.6%	3.1%

Depreciation expense for the three month period ended March 31, 2010 was $972,000 compared to $921,000 for the same period in 2009, an increase of $51,000, or 6%. The increase was due to a higher depreciable fixed asset balance at eFinancialCareers during the three month period ended March 31, 2010 compared to the same period in 2009 due to additional fixed asset purchases.

Amortization of Intangible Assets

	Three Months Ended March 31,			Percent
	2010	2009	Decrease	Change
	(in thousands, except percentages)
Amortization	$2,396	$3,891	$(1,495)	-38.4%
Percentage of revenues	8.9%	13.2%

Amortization expense for the three month period ended March 31, 2010 was $2.4 million compared to $3.9 million for the same period in 2009, a decrease of $1.5 million, or 38%. Amortization expense in the three month period ended March 31, 2010 decreased by $1.9 million due to certain intangible assets from the 2005 Dice acquisition and 2006 eFinancialCareers acquisition becoming fully amortized, partially offset by $324,000 of amortization of intangible assets for AllHealthcareJobs which was acquired in June 2009 and $80,000 due to the strengthening of the pound sterling versus the U.S. dollar.

Change in Acquisition Related Contingencies

The change in acquisition related contingencies for the three month period ended March 31, 2010 was a gain of $324,000. The contingent liability related to the AllHealthcareJobs acquisition was reduced due to the sales performance of the business and expectations of future sales being lower than the initial assumptions.

Operating Income

Operating income for the three months ended March 31, 2010 was $6.1 million compared to $7.7 million for the same period in 2008, a decrease of $1.6 million, or 21%. The decrease is primarily the result of the lower revenues at Dice, offset partially by lower operating expenses and the gain from the change in acquisition related contingencies. Operating expenses have decreased due to lower amortization of intangible assets, offset partially by increased sales compensation expense due to increased sales in the quarter and costs related to investments made in product development.

Interest Expense

Interest expense for the three months ended March 31, 2010 was $1.1 million compared to $1.9 million for the same period in 2009, a decrease of $802,000, or 42%. The decrease in interest expense was due to lower borrowings outstanding in the three months ended March 31, 2010, on average, as compared to the same period in 2009 due to payments made on the term loan portion of our Amended and Restated Credit Facility. Payments totaling $31.2 million were made in 2009 and an additional $15.3 million of payments were made during the three months ended March 31, 2010 on the term loan.

Interest Income

Interest income for the three months ended March 31, 2010 was $38,000 compared to $83,000 for the same period in 2009, a decrease of $45,000, or 54%. The decrease in interest income was due to both smaller average cash and marketable securities balances and lower rates earned on those balances during the three months ended March 31, 2010 as compared to the same period in 2009. The smaller cash balance was primarily due to payments made on our Amended and Restated Credit Facility.

Other income

Other income of $75,000 and $388,000 during the three months ended March 31, 2010 and 2009, respectively, resulted from a gain on an interest rate hedges. The gains resulted from increases in the fair value of our interest rate swap agreements.

Income Taxes

	Three Months Ended March 31,
	2010	2009
	(in thousands, except percentages)
Income before income taxes	$5,061	$6,248
Income tax expense	1,760	2,390
Effective tax rate	34.8%	38.3%

Income tax expense for the three month period ended March 31, 2010 was $1.8 million compared to $2.4 million for the same period in 2009 and the effective tax rate decreased to 34.8% from 38.3%. The three months ended March 31, 2009 included $142,000 of interest charged by the United Kingdom related to the timing of estimated tax payments made in 2007 and 2008.

Liquidity and Capital Resources

We have shown our cash flows for the three month periods ended March 31, 2010 and 2009 in the table below.

	For the three months ended March 31,
	2010	2009

Cash provided by operating activities	$11,584	$6,815

Cash provided by (used for) investing activities	(64)	1,654

Cash used for financing activities	(15,118)	(20,300)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred income taxes, share based compensation, gain on interest rate hedges, change in contingent liabilities and for the effect of changes in working capital. Net cash provided by operating activities was $11.6 million and $6.8 million for the three month periods ended March 31, 2010 and 2009, respectively. The increase in cash provided by operating activities during these periods was primarily due to an increase in deferred revenue during the current period. Deferred revenue increased by $4.8 million during the three months ended March 31, 2010 compared to a decrease of $2.5 million in the comparable period in 2009. The increase in deferred revenue is due to an increase in sales during the three months ended March 31, 2010.

Investing Activities

Cash used for investing activities during the three month period ended March 31, 2010 was $64,000 compared to cash provided by investing activities of $1.7 million for the comparable period in 2009. Cash used for investing activities for the three month period ended March 31, 2010 consisted of $1.6 million of capital expenditures, purchases of marketable securities of $504,000, partially offset by maturities and sales of marketable securities of $2.1 million. Cash provided by investing activities for the three month period ended March 31, 2009 consisted of maturities of marketable securities of $2.5 million, partially offset by capital expenditures of $846,000. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash used for financing activities during the three month periods ended March 31, 2010 and 2009 of $15.1 million and $20.3 million, respectively, was related primarily to payments on the term portion of our Amended and Restated Credit Facility.

Amended and Restated Credit Facility

In March 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature in March 2012. Quarterly payments of $250,000 are due on the term loan facility. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility.

During the three months ended March 31, 2010, we made payments on our term loan facility of $15.3 million, resulting in total borrowings at March 31, 2010 of $35.0 million. Cash and marketable securities as of March 31, 2010 totaled approximately $42.7 million.

Our existing and future domestic subsidiaries unconditionally guaranteed our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the individual assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants, including a senior leverage ratio, fixed charge coverage ratio, and a minimum adjusted EBITDA. The Company was in compliance with all such covenants as of March 31, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of March 31, 2010:

	Payments by period
	Total	April 1, 2010 through December 31, 2010	2011-2012	2013-2014	Thereafter
	(in thousands)
Term loan facility	$35,000	$750	$34,250	$—	$—
Operating lease obligations	5,805	973	1,962	768	2,102

Total contractual obligations	$40,805	$1,723	$36,212	$768	$2,102

We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2010, we had $35.0 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to the Amended and Restated Credit Facility.

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate. We also have an interest rate swap agreement which fixes the interest rate on $20.0 million of LIBOR-based borrowings at 6.37% until February 11, 2011. Assuming a rate of 6.25% on our debt, and payments on the swap agreements, interest payments for the remainder of 2010, and 2011-2012, would be $2.4 million and $3.2 million, respectively, and none thereafter.

We have contingent payments related to the AllHealthcareJobs acquisition of up to a maximum of $1.0 million in cash upon the achievement of certain operating and financial goals over the two year period ending June 30, 2011. As of March 31, 2010, a liability of $539,000 is recorded for this contingency.

As of March 31, 2010, we have recorded approximately $5.8 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2010, are $5.8 million of tax benefits that, if recognized, would affect the effective tax rate.

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

The significant increase in the unemployment rate and general reduction in recruitment activity has negatively impacted our revenues and income during late 2008 and throughout 2009. During the first quarter of 2010, total revenues declined 9% as compared to the first quarter of 2009. The decline in revenues is a result of reduced need for our services which impacted the number of companies using our primary services. We began to see improvement in recruitment activity during the latter half of 2009 and that improvement has continued thus far in 2010. Our revenues in the first quarter of 2010 were essentially flat with the fourth quarter of 2009, and we saw an increase in the number of customers served at Dice.com from approximately 5,900 customers to approximately 6,400 customers during the first quarter of 2010.

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

Foreign Exchange Risk

We conduct business serving 18 markets, in five languages across Europe, Asia, Australia, and Canada using the eFinancialCareers name. Our revenues earned outside the United States and collected in local currency for the three months ended March 31, 2010 and 2009 were approximately 23% and 20%, respectively. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk because our Amended and Restated Credit Facility places limitations on our ability to do so. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the first quarter of 2010 would have been a decrease of approximately $60,000.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2010 and December 31, 2009 our cumulative translation adjustment, net of tax, decreased stockholders’ equity by $13.8 million and $10.0 million, respectively. The change from December 31, 2009 to March 31, 2010 is primarily attributable to the strengthening of the U.S. dollar against the pound sterling.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility and related to our interest rate swap agreement. Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either the LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of March 31, 2010, we had outstanding borrowings of $35.0 million under our Amended and Restated Credit Facility. If interest rates increased by 1.0%, interest expense for the remainder of 2010 on our current borrowings would decrease by approximately $200,000. The decrease in interest expense is due to two factors: the rate we are currently paying on our LIBOR based borrowings and the payments on our interest rate swaps. Interest expense on our LIBOR based borrowings is calculated with reference to a 3.0% LIBOR floor. Current LIBOR rates are more than 1.0% below the floor on our LIBOR based borrowings. Therefore, we would incur no additional expense if interest rates were to rise 1.0% because the 3.0% LIBOR floor would still be in effect, nor would we incur additional expense until LIBOR rates exceeded 3.0%. Additionally, LIBOR rates are currently more than 1.0% below the fixed rate on our interest rate swaps; therefore as LIBOR rates rise, the difference between the fixed and floating portions of our interest rate swaps becomes smaller, reducing the net amount we pay on the swaps and thus reducing interest expense.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DICE HOLDINGS, INC.
Registrant

DATE: April 28, 2010
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