Form 10-Q
period 2010-06-30
DICE HOLDINGS, INC.
filed 2010-07-27
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 20, 2010, 62,932,507 shares of common stock (“Common Stock”) of the Registrant were outstanding.

DICE HOLDINGS, INC.
TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	4
Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. (Removed and Reserved)	30

Item 5. Other Information	30

Item 6. Exhibits	30

SIGNATURES	31

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$36,911	$44,925
Marketable securities	3,522	4,214
Accounts receivable, net of allowance for doubtful accounts of $1,453 and $1,764	11,071	11,336
Deferred income taxes - current	806	812
Income taxes receivable	2,096	906
Prepaid and other current assets	1,437	1,360
Total current assets	55,843	63,553
Fixed assets, net	5,531	5,719
Acquired intangible assets, net	48,119	48,536
Goodwill	145,037	142,638
Deferred financing costs, net of accumulated amortization of $3,335 and $2,918	1,458	1,875
Other assets	389	234

Total assets	$256,377	$262,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,740	$9,930
Deferred revenue	41,144	33,909
Current portion of acquisition related contingencies	1,554	275
Current portion of long-term debt	1,000	1,000
Income taxes payable	922	601
Total current liabilities	55,360	45,715
Long-term debt	28,700	49,300
Deferred income taxes - non-current	10,597	10,886
Interest rate hedge liability - non-current	-	550
Accrual for unrecognized tax benefits	5,821	5,778
Other long-term liabilities	2,647	1,706

Total liabilities	103,125	113,935

Commitments and contingencies (Note 8)
Stockholders' equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares;
issued and outstanding: 0 shares	-	-
Common stock, $.01 par value, authorized 240,000;
issued and outstanding: 62,930 and 62,502 shares, respectively	629	625
Additional paid-in capital	235,025	232,508
Accumulated other comprehensive loss	(14,891)	(10,013)
Accumulated deficit	(67,511)	(74,500)

Total stockholders' equity	153,252	148,620
Total liabilities and stockholders' equity	$256,377	$262,555

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Revenues	$29,921	$27,009	$56,748	$56,578

Operating expenses:
Cost of revenues	2,181	1,811	4,288	3,641
Product development	1,432	961	2,622	1,756
Sales and marketing	11,078	8,483	21,209	17,919
General and administrative	4,890	5,128	9,176	10,124
Depreciation	1,107	932	2,079	1,853
Amortization of intangible assets	2,748	4,017	5,144	7,908
Change in acquisition related contingencies	24	-	(300)	-
Total operating expenses	23,460	21,332	44,218	43,201
Operating income	6,461	5,677	12,530	13,377
Interest expense	(974)	(1,649)	(2,095)	(3,572)
Interest income	23	53	61	136
Other income	141	369	216	757
Income from continuing operations before income taxes	5,651	4,450	10,712	10,698
Income tax expense	1,963	1,674	3,723	4,064
Net income	$3,688	$2,776	$6,989	$6,634

Basic earnings per share	$0.06	$0.04	$0.11	$0.11
Diluted earnings per share	$0.05	$0.04	$0.10	$0.10

Weighted average basic shares outstanding	62,665	62,229	62,478	62,219
Weighted average diluted shares outstanding	67,630	65,941	67,348	65,834

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$6,989	$6,634
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,079	1,853
Amortization of intangible assets	5,144	7,908
Deferred income taxes	(1,498)	(3,198)
Amortization of deferred financing costs	417	417
Share based compensation	1,798	3,098
Change in acquisition related contingencies	(300)	-
Gain from interest rate hedges	(216)	(757)
Changes in operating assets and liabilities:
Accounts receivable	595	3,747
Prepaid expenses and other assets	17	358
Accounts payable and accrued expenses	1,336	(1,899)
Income taxes payable	(815)	(412)
Deferred revenue	6,825	(6,507)
Payments to reduce interest rate hedge agreements	(333)	(514)
Other, net	127	187

Net cash from operating activities	22,165	10,915

Cash flows from investing activities:
Purchases of fixed assets	(2,520)	(1,470)
Purchases of marketable securities	(2,442)	(1,234)
Maturities and sales of marketable securities	3,111	4,000
Payments for acquisitions	(6,000)	(2,690)

Net cash from investing activities	(7,851)	(1,394)

Cash flows from financing activities:
Payments on long-term debt	(23,600)	(32,600)
Proceeds from long-term debt	3,000	2,000
Other	724	3

Net cash from financing activities	(19,876)	(30,597)

Effect of exchange rate changes	(2,452)	1,567

Net change in cash and cash equivalents for the period	(8,014)	(19,509)
Cash and cash equivalents, beginning of period	44,925	55,144

Cash and cash equivalents, end of period	$36,911	$35,635

Non-cash investing and financing activities
Issuance of common stock for the acquisition of AllHealthcareJobs	$-	$959

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009 that are included in the Company’s Annual Report on Form 10-K. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six month period ended June 30, 2010.

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

3. ACQUISITIONS

In June 2009, the Company acquired substantially all of the assets of AllHealthcareJobs.com, a leading online career site dedicated to matching healthcare professionals with available career opportunities. The purchase price consisted of initial consideration of $2.7 million in cash (including working capital adjustments) and the issuance of 205,000 shares of the Company’s common stock (with certain restrictions) valued at $959,000. Additional consideration of up to a maximum of $1.0 million in cash is payable upon the achievement of certain operating and financial goals over the two year period ending June 30, 2011. The acquisition resulted in recording intangible assets of $3.1 million and goodwill of $1.4 million. A liability of $563,000 is recorded as of June 30, 2010 for the estimated consideration remaining to be paid.

In May 2010, the Company acquired the online and career-events business of WorldwideWorker.com, a global leader in online recruitment for the energy industry. The purchase price consisted of initial consideration of $6.0 million in cash. Additional consideration of up to a maximum of $3.0 million in cash is payable upon the achievement of certain financial goals over the two year period ending December 31, 2011. The acquisition resulted in recording intangible assets of $4.9 million and goodwill of $4.9 million.

These acquisitions are not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.

4. FAIR VALUE MEASUREMENTS

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

Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The money market funds and marketable securities are valued using quoted prices in the market. The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt, as of June 30, 2010 and December 31, 2009 was approximately $29 million and $50 million, respectively.

The interest rate hedge liability is valued using the market approach, with the forward one-month LIBOR yield curve as the primary input. Valuations are obtained from two third-party providers, one of which is the swap counterparty. There were no interest rate hedges outstanding at June 30, 2010.

The Company has obligations, to be paid in cash, to the former owners of AllHealthcareJobs and WorldwideWorker if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain events and certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to estimate the fair value of these liabilities. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. During the six months ended June 30, 2010, the liability for contingent consideration was reduced by $300,000 due to the sales performance of AllHealthcareJobs to date and expectations of future sales being lower than the initial assumptions. The decrease in the liability resulted in a gain, which is included in Change in Acquisition Related Contingencies on the Condensed Consolidated Statements of Operations. The current liability is included on the Condensed Consolidated Balance Sheets in the Current Portion of Acquisition Related Contingencies and the non-current portion is included in Other Long-term Liabilities. There was no impairment of goodwill or intangibles assets indicated.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of June 30, 2010
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$17,978	$-	$-	$17,978
Marketable securities	3,522	-	-	3,522
Contingent consideration to be paid in cash for acquisitions	-	-	3,023	3,023

	As of December 31, 2009
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$23,655	$-	$-	$23,655
Marketable securities	4,214	-	-	4,214
Interest rate hedge liability - non-current	-	550	-	550
Contingent consideration to be paid in cash for acquisitions	-	-	863	863

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Contingent consideration to be paid in cash for acquisitions
Balance at beginning of period	$539	$-	$863	$-
Additions for acquisitions	2,460	863	2,460	863
Losses (gains) included in earnings	24	-	(300)	-
Balance at end of period	$3,023	$863	$3,023	$863

Certain assets and liabilities are measured at fair value on a non-recurring basis and therefore are not included in the tables above.  These assets include goodwill and intangible assets which result as acquisitions occur. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.  Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

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

5. MARKETABLE SECURITIES

DHI’s marketable securities are stated at fair value. The following tables summarize the Company’s marketable securities as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
		Gross	Gross Unrealized	Estimated
	Maturity	Amortized Cost	Gain	Fair Value

U.S. Government and agencies	Within one year	$3,216	$3	$3,219
U.S. Government and agencies	1 to 5 years	303	-	303
Total		$3,519	$3	$3,522

	As of December 31, 2009
		Gross	Gross Unrealized	Estimated
	Maturity	Amortized Cost	Gain	Fair Value

U.S. Government and agencies	Within one year	$4,203	$-	$4,203
Corporate debt securities	1 to 5 years	11	-	11
Total		$4,214	$-	$4,214

6. ACQUIRED INTANGIBLE ASSETS, NET

Below is a summary of the major acquired intangible assets and weighted average amortization periods for the acquired identifiable intangible assets (in thousands).

	As of June 30, 2010
					Foreign		Weighted
		Acquisition of			Currency	Acquired	Average
		Worldwide	Total	Accumulated	Translation	Intangible	Amortization
	Cost	Worker	Cost	Amortization	Adjustment	Assets, Net	Period
Technology	$12,420	500	$12,920	$(12,400)	$(61)	$459	3.6 years
Trademarks and brand names- Dice	39,000	-	39,000	-	-	39,000	Indefinite
Trademarks and brand names- Other	7,270	1,300	8,570	(4,987)	(563)	3,020	4.5 years
Customer lists	36,943	1,500	38,443	(34,258)	(751)	3,434	4.6 years
Candidate database	18,982	1,600	20,582	(18,330)	(46)	2,206	3.3 years
Order Backlog	17	-	17	(17)	-	-	.5 years
Acquired intangible assets, net	$114,632	$4,900	$119,532	$(69,992)	$(1,421)	$48,119

	As of December 31, 2009
					Foreign		Weighted
		Acquisition of			Currency	Acquired	Average
	Original	AllHealthcare	Total	Accumulated	Translation	Intangible	Amortization
	Cost	Jobs	Cost	Amortization	Adjustment	Assets, Net	Period
Technology	$12,420	138	$12,558	$(12,396)	$(61)	$101	3.7 years
Trademarks and brand names- Dice	39,000	-	39,000	-	-	39,000	Indefinite
Trademarks and brand names- Other	6,400	870	7,270	(4,279)	(474)	2,517	4.6 years
Customer lists	36,361	582	36,943	(30,483)	(667)	5,793	4.6 years
Candidate database	17,440	1,542	18,982	(17,811)	(46)	1,125	3.5 years
Order backlog	-	17	17	(17)	-	-	.5 years
Acquired intangible assets, net	$111,621	$3,149	$114,770	$(64,986)	$(1,248)	$48,536

Based on the carrying value of the acquired finite–lived intangible assets recorded as of June 30, 2010, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

July 1, 2010 through December 31, 2010	$3,508
2011	3,287
2012	1,324
2013	767
2014	233

7. INDEBTEDNESS

Amended and Restated Financing Agreement- In March 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”) which provides for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, maturing in March 2012. Borrowings under the facility bear interest, at the Company’s option, at the LIBOR rate plus 3.25% or reference rate plus 1.75%. Quarterly payments of $250,000 of principal are required on the term loan facility. Payments of principal on the term loan facility result in permanent reductions to that facility. The borrowing capacity of the revolving credit facility is reduced by reserves against our interest rate swaps, which are determined by the swap counterparty. The Amended and Restated Credit Facility contains certain financial and other covenants. The Company was in compliance with all such covenants as of June 30, 2010. In May 2010, the Amended and Restated Credit Facility was amended to allow for the purchase of WorldwideWorker and to reduce the revolving credit facility from $75.0 million to $65.0 million. Payments of principal of $20.6 million on the term loan were made during the six month period ended June 30, 2010.

The amounts borrowed and terms of the financing agreement as of June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):
	June 30,	December 31,
	2010	2009
Maximum available under revolving credit facility	$65,000	$74,400
Maximum available under term loan facility	$29,700	$50,300
Amounts borrowed:
LIBOR rate loans	$24,700	$50,300
Reference rate loans	5,000	-
Total borrowed	$29,700	$50,300

Interest rates:
LIBOR option:
Interest margin	3.25%	3.25%
Minimum LIBOR rate	3.00%	3.00%
Actual interest rates	6.25%	6.25%
Reference rate option:
Interest margin	1.75%	-
Minimum reference rate	6.00%	-
Actual interest rate	7.75%	-

Interest rate swaps are used by the Company for the purpose of interest rate risk management.  The fair value of the swap agreements are reflected as interest rate hedge liabilities in the Condensed Consolidated Balance Sheets.  The Company does not apply hedge accounting under the Derivatives and Hedging topic of the FASB ASC.  The change in the fair value of the swap agreements is included in Other income in the Condensed Consolidated Statements of Operations. As of June 30, 2010, there are no swap agreements outstanding.  A payment of $333,000 was made during the three months ended June 30, 2010 to terminate the swap on $20.0 million of LIBOR-based borrowings at 6.37% until February 11, 2011.

Future maturities as of June 30, 2010 are as follows (in thousands):

July 1, 2010 through December 31, 2010	$500
2011	1,000
2012	28,200
Total minimum payments	$29,700

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of June 30, 2010 are as follows (in thousands):

July 1, 2010 through December 31, 2010	$640
2011	1,229
2012	704
2013	384
2014	384
2015 and thereafter	2,102

Total minimum payments	$5,443

Rent expense was $332,000, and $706,000 for the three and six month periods ended June 30, 2010, respectively, and $345,000 and $677,000 for the three and six month periods ended June 30, 2009, respectively, and is included in General and administrative expense on the Condensed Consolidated Statements of Operations.

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

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$3,688	$2,776	$6,989	$6,634

Foreign currency translation adjustment	(1,101)	9,371	(4,876)	7,180
Unrealized losses (gains) on marketable securities, net of tax of $(3), $0, $(2) and $(7)	(5)	2	(2)	(10)
Total other comprehensive income (loss)	(1,106)	9,373	(4,878)	7,170

Comprehensive income	$2,582	$12,149	$2,111	$13,804

Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	June 30, 2010	December 31, 2009

Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(14,889)	$(10,013)
Unrealized gains on marketable securities, net of tax of $(1) and $0	(2)	-
Total accumulated other comprehensive income (loss), net	$(14,891)	$(10,013)

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

  The Company recorded stock based compensation expense of $972,000 and $1.8 million during the three and six month periods ended June 30, 2010, respectively, and $1.6 million and $3.1 million during the three and six month periods ended June 30, 2009, respectively. At June 30, 2010, there was $8.3 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

	Number of		Fair value of	Vesting
Grant Date	shares issued	Awarded to	common stock	Period
April 18, 2008	16,000	Board members	$8.09	1 year
May 21, 2009	45,000	Board members	$4.15	1 year
February 10, 2010	120,000	Management	$6.08	4 years
April 29, 2010	24,000	Board members	$9.05	1 year

A summary of the status of restricted stock awards as of June 30, 2010 and 2009, and the changes during the three and six month periods then ended is presented below:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of the period	165,000	$5.55	16,000	$8.09
Granted- Restricted Stock	24,000	$9.05	45,000	$4.15
Vested during the period	(45,000)	$4.15	(16,000)	$8.09
Non-vested at end of period	144,000	$6.58	45,000	$4.15

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of the period	45,000	$4.15	16,000	$8.09
Granted- Restricted Stock	144,000	$6.58	45,000	$4.15
Vested during the period	(45,000)	$4.15	(16,000)	$8.09
Non-vested at end of period	144,000	$6.58	45,000	$4.15

Stock Options— The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted average assumptions in the table below. Because the Company’s stock has not been publicly traded for a period long enough to use to determine volatility, the average implied volatility rate for a similar entity was used. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
The weighted average fair value of options granted	$4.13	$-	$2.58	$1.54
Dividend yield	0.00%	-	0.00%	0.00%
Weighted avarage risk free interest rate	2.46%	-	1.46%	1.38%
Weighted average expected volatility	52.00%	-	48.96%	66.00%
Expected life (in years)	4.6	-	4.6	4.6

During the six months ended June 30, 2010 the Company granted the following stock options with exercise prices as follows:

	Number of stock	Fair value of	Exercise	Intrinsic
Grant Date	options issued	common stock	price	value
February 10, 2010	1,490,800	$6.08	$6.08	$-
February 15, 2010	20,000	$6.31	$6.31	$-
April 22, 2010	5,000	$8.38	$8.38	$-
April 30, 2010	20,000	$9.25	$9.25	$-

A summary of the status of options granted as of June 30, 2010 and 2009, and the changes during the three and six month periods then ended is presented below:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options oustanding at beginning of the period	12,843,167	$3.22	11,328,722	$2.78
Granted	25,000	$9.08	-	$-
Exercised	(168,875)	$2.62	(12,663)	$0.20
Forfeited	(17,813)	$4.51	(576)	$6.89
Options oustanding at June 30	12,681,479	$3.24	11,315,483	$2.79

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options oustanding at beginning of the period	11,451,740	$2.82	9,653,074	$2.77
Granted	1,535,800	$6.13	1,707,900	$2.88
Exercised	(284,248)	$2.07	(12,663)	$0.20
Forfeited	(21,813)	$4.42	(32,828)	$4.88
Options oustanding at June 30	12,681,479	$3.24	11,315,483	$2.79
Exercisable at June 30	8,777,830	$2.35	7,286,963	$1.96

The following table summarizes information about options outstanding as of June 30, 2010:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable
		(in years)

$0.20 - $0.99	3,696,616	5.2	3,696,616
$1.00 - $2.99	3,892,468	5.4	2,727,205
$4.00 - $5.99	918,106	6.3	705,366
$6.00 - $8.99	4,114,489	5.8	1,623,768
$9.00 - $10.99	59,800	7.2	24,875
	12,681,479		8,777,830

10. SEGMENT INFORMATION

The Company has two reportable segments: DCS Online (which includes Dice.com and ClearanceJobs.com) and eFinancialCareers. Management has organized its reportable segments based upon similar geographic locations and similar economic characteristics. Both DCS Online and eFinancialCareers generate revenue from sales of recruitment packages. In addition to these two reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs, JobsintheMoney.com, AllHealthcareJobs (beginning June 2009), WorldwideWorker (beginning May 2010), and eFinancialCareers’ North American operations and are reported in the “Other” category. The Company’s foreign operations are comprised of eFinancialCareers, whose business is principally in Europe, Middle East and Asia Pacific. Additionally, WorldwideWorker serves certain of the major energy regions in the world.  The following table shows the segment information for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
DCS Online	$21,342	$20,098	$40,434	$42,093
eFC	6,737	5,473	12,860	11,395
Other	1,842	1,438	3,454	3,090
Total revenues	$29,921	$27,009	$56,748	$56,578

Depreciation:
DCS Online	$969	$836	$1,825	$1,663
eFC	102	56	203	109
Other	36	40	51	81
Total depreciation	$1,107	$932	$2,079	$1,853

Amortization of intangible assets:
DCS Online	$1,215	$2,777	$2,430	$5,555
eFC	733	1,007	1,501	1,942
Other	800	233	1,213	411
Total amortization of intangible assets	$2,748	$4,017	$5,144	$7,908

Operating income (loss):
DCS Online	$5,665	$4,547	$10,421	$10,522
eFC	1,628	935	3,038	2,511
Other	(832)	195	(929)	344
Operating income	6,461	5,677	12,530	13,377
Interest expense	(974)	(1,649)	(2,095)	(3,572)
Interest income	23	53	61	136
Other income	141	369	216	757
Income before income taxes	$5,651	$4,450	$10,712	$10,698

Capital expenditures:
DCS Online	$583	$616	$1,415	$1,449
eFC	66	8	159	18
Other	117	-	220	3
Total capital expenditures	$766	$624	$1,794	$1,470

The following table shows the segment information as June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Total assets:
DCS Online	$146,073	$160,513
eFinancial Careers	85,717	86,854
Other	24,587	15,188
Total assets	$256,377	$262,555

The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2009 and the changes in goodwill for the six month period ended June 30, 2010 (in thousands):
	DCS Online	eFC	Other	Total
Balance, December 31, 2009	$84,778	$47,357	$10,503	$142,638
Acquisition of WorldwideWorker	-	-	4,898	4,898
Foreign currency translation adjustment	-	(2,499)	-	(2,499)
Balance, June 30, 2010	$84,778	$44,858	$15,401	$145,037

11. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. Options with exercise prices greater than the average market price of the common shares are excluded from the calculation of diluted EPS as they are anti-dilutive.  Anti-dilutive options totaled 79,000 and 191,000 for the three and six month periods ended June 30, 2010, respectively, and 3.5 million for the three and six month periods ended June 30, 2009, respectively. The following is a calculation of basic and diluted earnings per share and weighted average shares outstanding for continuing operations (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income attributable to common stockholders from
continuing operations - basic and diluted	$3,688	$2,776	$6,989	$6,634

Weighted average shares outstanding - basic	62,665	62,229	62,478	62,219
Add shares issuable upon exercise of stock options	4,965	3,712	4,870	3,615
Weighted average shares outstanding - diluted	67,630	65,941	67,348	65,834

Basic earnings per share	$0.06	$0.04	$0.11	$0.11
Diluted earnings per share	$0.05	$0.04	$0.10	$0.10

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors in the highly competitive developing market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, the failure to successfully identify or integrate acquisitions, United States and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under our credit facility. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should keep in mind that any forward-looking statement made by us herein, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.

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

We have identified two reportable segments based on our operating structure. Our reportable segments include DCS Online (which includes Dice.com and ClearanceJobs.com) and eFinancialCareers’ international business. eFinancialCareers’ North American operations, WorldwideWorker (beginning in May 2010), AllHealthcareJobs (beginning in June 2009), Targeted Job Fairs, and JobsintheMoney.com do not meet certain quantitative thresholds, and therefore are reported in aggregate in the Other segment.

Recent Developments

In May 2010, the Company acquired the online and career-events business of WorldwideWorker.com, a global leader in recruitment for the energy industry. The purchase price consisted of initial consideration of $6.0 million. Additional consideration of up to a maximum of $3.0 million in cash is payable upon the achievement of certain financial goals over the two year period ended December 31, 2011.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. In the United States, we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. At eFinancialCareers, our job postings and access to our resume databases are often sold separately and not as a single package.

We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At June 30, 2010, Dice.com had approximately 6,750 total recruitment package customers and as of the same date our other websites collectively served approximately 2,400 customers, including some customers who are also customers of Dice.com. Deferred revenue is another key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $41.1 million and $33.9 million at June 30, 2010 and December 31, 2009, respectively.

Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new recruitment package customers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives.

Our revenues are generated primarily from servicing customers seeking to recruit qualified professionals in the technology and finance sectors. Accordingly, significant increases or decreases in the unemployment rate, labor shortages or a decrease in available jobs, specifically in the technology, finance, healthcare, and other vertical industries we serve, can have a material affect on our revenues and results of operations. The significant increase in the unemployment rate and general reduction in recruitment activity during late 2008 and throughout 2009 negatively impacted our revenues and income. We began to see improvement in recruitment activity during the latter half of 2009 and that improvement has continued in the second quarter in 2010. During the first half of 2010, total revenues are essentially flat with the first half of 2009. Our revenues in the second quarter of 2010 were up 11% over the same period in 2009 and were up 12% over the first quarter of 2010. We saw an increase in the number of customers served at Dice.com from approximately 6,400 customers at March 31, 2010 to approximately 6,750 customers at June 30, 2010.

Any slowdown in recruitment activity that occurs will negatively impact our revenues and results of operations. Alternatively, a decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our services and the impact on our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to a year.

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

Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on Dice.com, Clearancejobs.com, eFinancialCareers.com, AllHealthcareJobs.com, and WorldwideWorker.com. Certain of our arrangements include multiple deliverables, which consist of access to job postings and access to a searchable database of resumes. We consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within our control. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.

Fair Value of Acquired Businesses

We completed the acquisition of Dice Inc. in 2005, eFinancialGroup in 2006, AllHealthcareJobs in 2009, and WorldwideWorker in 2010. FASB ASC topic on Business Combinations requires acquired businesses are to be recorded at fair value by the acquiring entity. The Business Combinations Topic also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.

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

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Dice Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test performed as of August 31, 2009 resulted in no impairment. The goodwill at the eFinancialCareers’ international business and eFinancialCareers’ U.S. business was the result of the eFinancialGroup Acquisition in October 2006. Goodwill at the AllHealthcareJobs reporting unit is the result of the acquisition of AllHealthcareJobs assets in June 2009. The annual test of impairment of goodwill from the eFinancialGroup and AllHealthcareJobs acquisitions is performed as of October 31 by comparing the goodwill recorded from these acquisitions to the fair value of the respective reporting units. The annual impairment test performed as of October 31, 2009 resulted in no impairment.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues

	Three Months Ended June 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
DCS Online	$21,342	$20,098	$1,244	6.2%
eFinancialCareers	6,737	5,473	1,264	23.1%
Other	1,842	1,438	404	28.1%
Total revenues	$29,921	$27,009	$2,912	10.8%

Our revenues were $29.9 million for the three months ended June 30, 2010 compared to $27.0 million for the same period in 2009, an increase of $2.9 million, or 11%. The increase in revenues is a result of increased recruitment activity during late 2009 into 2010, which impacted customer usage of our primary services.

We experienced an increase in revenue at the DCS Online segment of $1.2 million, or 6% which was driven by increased revenues at both Dice.com and ClearanceJobs.com.  Recruitment activity began to strengthen in the latter part of 2009 and into 2010, as we saw increases in our job count and database usage by our customers.  There is a lag from the time customers begin to increase purchases of our services and the impact on our revenue due to the recognition of revenue occurring over the length of the contract, which can be several months to a year. The strengthening of recruitment activity is evidenced by an increase in our recruitment package customer count.  The number of customers served at Dice.com increased from approximately 6,400 at March 31, 2010 to approximately 6,750 at June 30, 2010.  At June 30, 2009, recruitment package customers totaled approximately 6,450. Average revenue per recruitment package customer is approximately 1% lower during the three months ended June 30, 2010 as compared to the same period in 2009.  Revenues at ClearanceJobs were up $347,000, or 26% during the three months ended June 30, 2010 compared to the same period in 2009.  ClearanceJobs continues to experience strong revenue and customer count growth.

We experienced an increase in the eFinancialCareers segment revenues of $1.3 million, or 23%.  The increase is the result of an increase in recruitment activity in all of the markets we serve, partially offset by the weakening of the pound sterling versus the U.S. dollar in comparing the three months ended June 30, 2010 with the same period in 2009.  Revenue related to increased recruitment activity was $1.5 million. The offsetting decrease in revenue due to the unfavorable effect of foreign exchange rates was $246,000. Similar to in the United States, we have continued to see an improvement in recruitment activity, particularly in the United Kingdom and Asia. Revenue from our United Kingdom market measured in pound sterling increased 23% during the three months ended June 30, 2010 compared to the prior year period.  Similarly, revenue from our Asia market measured in Singapore dollars increased 76% year over year.

Revenues from the Other segment, which consists of eFinancialCareers’ North America operations, Targeted Job Fairs, JobsintheMoney.com, AllHealthcareJobs (beginning June 2009) and WorldwideWorker (beginning May 2010), increased $404,000, or 28%.  Our two recent acquisitions, AllHealthcareJobs and WorldwideWorker, combined for revenue of $442,000.  eFinancialCareers’ North America operations grew 12% compared to the prior year period.  Revenue from JobsintheMoney.com declined by $168,000 as revenue during the current year period was minimal.  The operations of JobsintheMoney.com have been shut down as of June 30, 2010.

Cost of Revenues

	Three Months Ended June 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Cost of revenues	$2,181	$1,811	$370	20.4%
Percentage of revenues	7.3%	6.7%

Our cost of revenues for the three months ended June 30, 2010 were $2.2 million compared to $1.8 million for the same period in 2009, an increase of $370,000, or 20%. The increase in cost of revenues experienced at DCS Online of $440,000 was primarily due to an increase in subscription and maintenance contracts and due to the number of network services personnel we employed to support our websites. Cost of revenues at eFinancialCareers increased by $69,000 primarily due to an increase in the number of customer support and network services personnel.  These increases were partially offset by a decrease of $150,000 in the Other segment primarily due to a decrease in the number of job fairs conducted.

Product Development Expenses
	Three Months Ended June 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Product Development	$1,432	$961	$471	49.0%
Percentage of revenues	4.8%	3.6%

Product development expenses for the three months ended June 30, 2010 were $1.4 million compared to $961,000 for the same period of 2009, an increase of $471,000, or 49%. Product development expenses increased by $340,000 for the U.S. businesses, due to costs incurred related to adding features and functionality on the Dice and ClearanceJobs sites, a redesign of the AllHealthcareJobs site and due to costs related to building the editorial and community aspects of the websites. Product development expenses increased at eFinancialCareers by $126,000 due primarily to an increase in salaries and benefit costs for the product development team.

Sales and Marketing Expenses
	Three Months Ended June 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Sales and Marketing	$11,078	$8,483	$2,595	30.6%
Percentage of revenues	37.0%	31.4%

Sales and marketing expenses for the three months ended June 30, 2010 were $11.1 million compared to $8.5 million for the same period in 2009, an increase of $2.6 million, or 31%.  Of the increase, $2.0 million is related to the U.S. businesses.  An increase of $530,000 relates to the eFinancialCareers segment.

Advertising and other marketing costs for the U.S. businesses totaled $4.0 million for the three month period ended June 30, 2010 compared to $3.7 million for the same period in 2009. We continue to focus our marketing spending on online media, particularly paid search and banner advertising programs. In marketing to customers, we continue to dedicate the majority of our spend to direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers.  During the three month period ended June 30, 2010, approximately 65% of our advertising and marketing spending for the U.S. businesses was focused on reaching professionals who visit our sites and increasing their levels of activity on the websites. The portion of our marketing spend that focused on attracting professionals to our sites was approximately 60% during 2009, but has historically been approximately 75%.  With recruitment activity and job postings lower and job seeker activity high during 2009, we were able to reduce the amount of spending on job seeker marketing and still provide results that match our customers’ needs.  We expect to increase our spending on job seekers through the remainder of 2010.

The salaries, commissions, and benefits component of sales and marketing expense for the United States businesses totaled $3.9 million for the three months ended June 30, 2010, compared to $2.3 million during the same period in 2009, an increase of $1.6 million, or 70%.  Increased commission and other incentive compensation expense due to the increase in sales during the current period contributed $1.2 million of this increase, with the remainder coming from an increase in sales and marketing personnel salaries and credit card fees.

The eFinancialCareers segment experienced an increase in sales and marketing expense of $530,000 during the three month period ended June 30, 2010 compared to the same period in 2009. Of this increase, $340,000 was from sales costs, which is driven by increased commissions on higher sales.  Marketing expense increased by $190,000.  We are continuing to spend on marketing to potential customers and to grow our resume database in many of the markets we serve.

General and Administrative Expenses
	Three Months Ended June 30,			Percent
	2010	2009	Decrease	Change
	(in thousands, expect percentages)
General and administrative	$4,890	$5,128	$(238)	-4.6%
Percentage of revenues	16.3%	19.0%

 General and administrative expenses for the three months ended June 30, 2010 were $4.9 million compared to $5.1 million for the same period in 2009, a decrease of $238,000, or 4%. A decrease of $651,000 was related to a reduction in stock-based compensation expense due to certain options becoming fully vested during 2009, and thus fully expensed in 2009.  Offsetting this decrease was an increase of $365,000 in miscellaneous administrative expenses including senior bonus compensation costs and professional fees incurred to acquire WorldwideWorker.

Depreciation

	Three Months Ended June 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Depreciation	$1,107	$932	$175	18.8%
Percentage of revenues	3.7%	3.5%

Depreciation expense for the three month period ended June 30, 2010 was $1.1 million compared to $932,000 for the same period in 2009, an increase of $175,000, or 19%. The increase was due to a higher depreciable fixed asset balance during the three month period ended June 30, 2010 compared to the same period in 2009 primarily due to software and capitalized development costs related to the site enhancements made on Dice, ClearanceJobs, and AllHealthcareJobs.

Amortization of Intangible Assets

	Three Months Ended June 30,			Percent
	2010	2009	Decrease	Change
	(in thousands, except percentages)
Amortization	$2,743	$4,017	$(1,269)	-31.6%
Percentage of revenues	9.2%	14.9%

Amortization expense for the three month period ended June 30, 2010 was $2.7 million compared to $4.0 million for the same period in 2009, a decrease of $1.3 million, or 31%. Amortization expense in the three month period ended June 30, 2010 decreased by $1.9 million due to certain intangible assets from the 2005 Dice acquisition and 2006 eFinancialCareers acquisition becoming fully amortized during 2009, partially offset by $655,000 of additional amortization of intangible assets for AllHealthcareJobs and WorldwideWorker, our recent acquisitions.

Change in Acquisition Related Contingencies

The change in acquisition related contingencies for the three month period ended June 30, 2010 was a loss of $24,000. The contingent liability related to the AllHealthcareJobs acquisition was increased slightly to match our current expectation of contingent payments to be made on the acquisition.

Operating Income

Operating income for the three months ended June 30, 2010 was $6.5 million compared to $5.7 million for the same period in 2009, an increase of $784,000, or 14%. The increase is primarily the result of higher revenues for all businesses, offset partially by higher operating expenses and the loss from the change in acquisition related contingencies.  Operating expenses have increased due to sales compensation expense increasing from higher sales in the quarter and costs related to investments made in product development and marketing, slightly offset by lower amortization of intangible assets and stock based compensation costs.

Interest Expense

Interest expense for the three months ended June 30, 2010 was $974,000 compared to $1.6 million for the same period in 2009, a decrease of $675,000, or 41%. The decrease in interest expense was due to lower borrowings outstanding in the three months ended June 30, 2010, on average, as compared to the same period in 2009 due to payments made on the term loan portion of our Amended and Restated Credit Facility.  Payments totaling $31.2 million were made in 2009 and an additional $20.6 million of payments were made during the six months ended June 30, 2010 on the term loan.

Other income

Other income of $141,000 and $369,000 during the three months ended June 30, 2010 and 2009, respectively, resulted from a gain on interest rate hedges.  The gains resulted from increases in the fair value of our interest rate swap agreements.  There are no swap agreements outstanding as of June 30, 2010.

Income Taxes

	Three Months Ended June 30,
	2010	2009
	(in thousands, except
	percentages)
Income from continuing operations before income taxes	$5,651	$4,450
Income tax expense	1,963	1,674
Effective tax rate	34.7%	37.6%

Income tax expense for the three month period ended June 30, 2010 was $2.0 million compared to $1.7 million for the same period in 2009 and the effective tax rate decreased to 34.7% from 37.6%. The rate was lower in the current period as compared to the prior year period due to a change in the mix of U.S. and non-U.S. income.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues
	Six Months Ended June 30,		Increase	Percent
	2010	2009	(Decrease)	Change
	(in thousands, except percentages)
DCS Online	$40,434	$42,093	$(1,659)	-3.9%
eFinancialCareers	12,860	11,395	$1,465	12.9%
Other	3,454	3,090	$364	11.8%
Total revenues	$56,748	$56,578	$170	0.3%

Our revenues were $56.7 million for the six months ended June 30, 2010 compared to $56.6 million for the same period in 2009, an increase of $170,000.

            Revenues at DCS Online decreased by $1.7 million, or 4% compared to the prior year period due to results for Dice.com.  Recruitment activity declined during 2008 and into 2009, but began to strengthen in the latter part of 2009 and into 2010, as we saw increases in our job count and database usage by our customers.  There is a lag from the time customers begin to increase purchases of our services and the impact on our revenue due to the recognition of revenue occurring over the length of the contract, which can be several months to a year. The strengthening of recruitment activity is evidenced by an increase in our recruitment package customer count.  The number of customers served at Dice.com increased from approximately 5,900 at December 31, 2009 to approximately 6,750 at June 30, 2010.  At June 30, 2009, Dice.com customers totaled approximately 6,450. Average revenue per recruitment package customer decreased by approximately 3% from the six months ended June 30, 2009 to the six months ended June 30, 2010.  Partially offsetting the decrease experienced at Dice.com was an increase in revenues at ClearanceJobs of $675,000, or 26% during the six months ended June 30, 2010 compared to the same period in 2009.  ClearanceJobs was largely unaffected by the economic downturn experienced in late 2008 and throughout 2009.

We experienced an increase in the eFinancialCareers segment revenues of $1.5 million, or 13%.  The increase is the result of increased recruitment activity in all of the markets we serve, and a favorable effect of foreign exchange rates of $250,000. Similar to in the United States, we began to see an improvement in recruitment activity in late 2009 and this trend has continued into all of our international markets during 2010. Revenue from our United Kingdom market measured in pound sterling increased 14% during the six months ended June 30, 2010 compared to the prior year period.

Revenues from the Other segment, which consists of eFinancialCareers’ North America operations, Targeted Job Fairs, AllHealthcareJobs (beginning in June 2009) and WorldwideWorker (beginning in May 2010), increased by $364,000, or 12%.  Revenues from our newly acquired AllHealthcareJobs and WorldwideWorker sites totaled $650,000 for the period. Revenues from eFinancialCareers’ North America operations grew $204,000 year over year. These increases were offset by a $100,000 decline in revenues due to fewer job fairs conducted at Targeted Job Fairs. Revenue from JobsintheMoney.com declined by $386,000 as revenue during the current year period was minimal.  The operations of JobsintheMoney.com have been shut down as of June 30, 2010.

Cost of Revenues
	Six Months Ended June 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Cost of revenues	$4,288	$3,641	$647	17.8%
Percentage of revenues	7.6%	6.4%

Our cost of revenues for the six months ended June 30, 2010 were $4.3 million compared to $3.6 million for the same period in 2009, an increase of $647,000, or 18%. The increase in cost of revenues experienced at DCS Online of $664,000 was primarily due to an increase in subscription and maintenance contracts and due to the number of network services personnel we employed to support our websites. Cost of revenues at eFinancialCareers increased by $182,000 primarily due to an increase in salary and benefits costs for our customer support and network services personnel, due to employing more personnel.  These increases were partially offset by a decrease of $250,000 in the Other segment primarily due to a decrease in the number of job fairs conducted.

Product Development Expenses
	Six Months Ended June 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Product Development	$2,622	$1,756	$866	49.3%
Percentage of revenues	4.6%	3.1%

Product development expenses for the six months ended June 30, 2010 were $2.6 million compared to $1.8 million for the same period of 2009, an increase of $866,000, or 49%. Product development expenses increased by $670,000 for the U.S. businesses, due to costs incurred related to adding features and functionality on the Dice and ClearanceJobs sites, the redesign of the AllHealthcareJobs site and due to costs related to building the editorial and community aspects of the websites. Product development expenses increased at eFinancialCareers by $190,000 due primarily to an increase in salaries and benefit costs for the product development team.

Sales and Marketing Expenses
	Six Months Ended June 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Sales and Marketing	$21,209	$17,919	$3,290	I8.4%
Percentage of revenues	37.4%	31.7%

Sales and marketing expenses for the six months ended June 30, 2010 were $21.2 million compared to $17.9 million for the same period in 2009, an increase of $3.3 million, or 18%.  Of the increase, $2.3 million is related to the U.S. businesses.  An additional $203,000 relates to the eFinancialCareers segment.

Advertising and other marketing costs for the U.S. businesses totaled $7.9 million for the six month period ended June 30, 2010 compared to $7.7 million for the same period in 2009. We continue to focus our marketing spending on online media, particularly paid search and banner advertising programs. In marketing to customers, we continue to dedicate the majority of our spend to direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers.  During the six month period ended June 30, 2010, approximately 65% of our advertising and marketing spending for the U.S. businesses was focused on reaching professionals who visit our sites and increasing their levels of activity on the websites. The portion of our marketing spend that focused on attracting professionals to our sites was approximately 60% during 2009, but has historically been approximately 75%.  With recruitment activity and job postings lower and job seeker activity high during 2009, we were able to reduce the amount of spending on job seeker marketing and still provide results that match our customers’ needs.

The salaries, commissions, and benefits component of sales and marketing expense for the U.S. businesses totaled $7.1 million for the six months ended June 30, 2010, compared to $5.0 million during the same period in 2009, an increase of $2.1 million, or 41%.  Increased commission and other incentive compensation expense due to the increase in sales during the current period contributed $1.6 million of this increase with the remainder coming from an increase in sales and marketing personnel and credit card fees.

The eFinancialCareers segment experienced an increase in sales and marketing expense of $863,000 during the six month period ended June 30, 2010 compared to the same period in 2009. Of this increase, $660,000 was from sales costs, which is driven by increased commissions on higher sales.  An increase in marketing expense of $203,000 was due to investing in growing our resume database and to win back customers lost during the economic downturn.

General and Administrative Expenses
	Six Months Ended June 30,			Percent
	2010	2009	Decrease	Change
	(in thousands, except percentages)
General and administrative	$9,176	$10,124	$(948)	-9.4%
Percentage of revenues	16.2%	17.9%

General and administrative expenses for the three months ended June 30, 2010 were $9.2 million compared to $10.1 million for the same period in 2009, a decrease of $948,000, or 9%. A decrease of $1.3 million was related to a reduction in stock-based compensation expense due to certain options becoming fully vested during 2009, and thus fully expensed in 2009.  Offsetting this was an increase in miscellaneous administrative expenses including senior bonus compensation costs and professional fees incurred to acquire WorldwideWorker.

Depreciation
	Six Months Ended June 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Depreciation	$2,079	$1,853	$226	12.2%
Percentage of revenues	3.7%	3.3%

Depreciation expense for the six month period ended June 30, 2010 was $2.1 million compared to $1.9 million for the same period in 2009, an increase of $226,000, or 12%. The increase was due to a higher depreciable fixed asset balance during the six month period ended June 30, 2010 compared to the same period in 2009 primarily due to software and capitalized development costs related to the site enhancements made on Dice, ClearanceJobs, and AllHealthcareJobs.

Amortization of Intangible Assets

	Six Months Ended June 30,			Percent
	2010	2009	Decrease	Change
	(in thousands, except percentages)
Amortization	$5,144	$7,908	$(2,764)	-35.0%
Percentage of revenues	9.1%	14.0%

Amortization expense for the six month period ended June 30, 2010 was $5.1 million compared to $7.9 million for the same period in 2009, a decrease of $2.8 million, or 35%. Amortization expense in the six month period ended June 30, 2010 decreased by $3.7 million due to certain intangible assets from the 2005 Dice acquisition and 2006 eFinancialCareers acquisition becoming fully amortized during 2009, partially offset by $979,000 increase for additional amortization of intangible assets at our recently acquired sites of AllHealthcareJobs and WorldwideWorker.

Change in Acquisition Related Contingencies

The change in acquisition related contingencies for the six month period ended June 30, 2010 was a gain of $300,000. The contingent liability related to the AllHealthcareJobs acquisition was reduced due to the sales performance of the business and expectations of future sales being lower than the initial assumptions.

Operating Income

Operating income for the six months ended June 30, 2010 was $12.5 million compared to $13.4 million for the same period in 2009, a decrease of $0.9 million, or 6%. The decrease is primarily the result higher operating expenses, offset by the gain from the change in acquisition related contingencies.  Operating expenses have increased due to increased sales compensation expense from the increased sales during the period and costs related to investments made in product development, offset partially by lower amortization of intangible assets and lower stock based compensation costs.

Interest Expense

Interest expense for the six months ended June 30, 2010 was $2.1 million compared to $3.6 million for the same period in 2009, a decrease of $1.5 million, or 41%. The decrease in interest expense was due to lower borrowings outstanding in the six months ended June 30, 2010, on average, as compared to the same period in 2009 due to payments made on the term loan portion of our Amended and Restated Credit Facility.  Payments totaling $31.2 million were made in 2009 and an additional $20.6 million of payments were made during the six months ended June 30, 2010 on the term loan.

Interest Income

Interest income for the six months ended June 30, 2010 was $61,000 compared to $136,000 for the same period in 2009, a decrease of $75,000, or 55%. The decrease in interest income was due to smaller average cash and marketable securities balances during the six months ended June 30, 2010 as compared to the same period in 2009. The smaller cash balance was primarily due to payments made on our Amended and Restated Credit Facility.

Other income

Other income of $216,000 and $757,000 during the six months ended June 30, 2010 and 2009, respectively, resulted from a gain on an interest rate hedges.  The gains resulted from increases in the fair value of our interest rate swap agreements.  We have no swaps outstanding at June 30, 2010.

Income Taxes
	Six Months Ended June 30,
	2010	2009
	(in thousands, except
	percentages)
Income from continuing operations before income taxes	$10,712	$10,698
Income tax expense	3,723	4,064
Effective tax rate	34.8%	38.0%

Income tax expense for the six month period ended June 30, 2010 was $3.7 million compared to $4.1 million for the same period in 2009 and the effective tax rate decreased to 34.8% from 38.0%. The six months ended June 30, 2009 included $142,000 of interest charged by the United Kingdom related to the timing of estimated tax payments made in 2007 and 2008.  Additionally, the rate was lower in the current period as compared to the prior year period due to a change in the mix of U.S. and non-U.S. income.

Liquidity and Capital Resources

We have shown our cash flows for the six month periods ended June 30, 2010 and 2009 in the table below.
	For the six months ended
	June 30,
	2010	2009

Cash provided by operating activities	$22,165	$10,915

Cash used for investing activities	(7,851)	(1,394)

Cash used for financing activities	(19,876)	(30,597)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred income taxes, share based compensation, gain on interest rate hedges, change in acquisition related contingencies and for the effect of changes in working capital. Net cash provided by operating activities was $22.2 million and $10.9 million for the six month periods ended June 30, 2010 and 2009, respectively. The increase in cash provided by operating activities during these periods was primarily due to an increase in deferred revenue during the current period. Deferred revenue increased by $6.8 million during the six months ended June 30, 2010 compared to a decrease of $6.5 million in the comparable period in 2009.  The increase in deferred revenue is due to an increase in sales during the six months ended June 30, 2010.

Investing Activities

Cash used for investing activities during the six month period ended June 30, 2010 was $7.9 million compared to $1.4 million for the comparable period in 2009.  Cash used for investing activities for the six month period ended June 30, 2010 consisted of $6.0 million for the purchase of WorldwideWorker, $2.5 million of capital expenditures, $2.4 million for purchases of marketable securities, partially offset by maturities and sales of marketable securities of $3.1 million.  Cash used for investing activities for the six month period ended June 30, 2009 consisted of $2.7 million for the acquisition of AllHealthcareJobs.com, $1.5 million of capital expenditures, $1.2 million of purchases of marketable securities, partially offset by maturities of marketable securities of $4.0 million. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash used for financing activities during the six month periods ended June 30, 2010 and 2009 of $19.9 million and $30.6 million, respectively, was related primarily to payments on the term portion of our Amended and Restated Credit Facility.

Amended and Restated Credit Facility

In March 2007, we entered into our Amended and Restated Credit Facility which provides for a revolving facility of $75.0 million and a term loan facility of $125.0 million, both of which mature in March 2012. In May 2010, the Amended and Restated Credit Facility was amended to allow for the purchase of WorldwideWorker and to reduce the revolving credit facility from $75.0 million to $65.0 million. Quarterly payments of $250,000 are due on the term loan facility. We may prepay our revolving facility or the term loan facility at any time without penalty. Payments of principal on the term loan facility result in permanent reductions to that facility.

During the six months ended June 30, 2010, we made payments on our term loan facility of $20.6 million, resulting in total borrowings at June 30, 2010 of $29.7 million. Cash and marketable securities as of June 30, 2010 totaled approximately $40.4 million.

Our existing and future domestic subsidiaries unconditionally guaranteed our borrowings under the Amended and Restated Credit Facility. The obligations under the Amended and Restated Credit Facility and the guarantees are secured by substantially all of the individual assets of each of the borrowers and guarantors. Our Amended and Restated Credit Facility also contains certain financial covenants, including a senior leverage ratio, fixed charge coverage ratio, and a minimum adjusted EBITDA. The Company was in compliance with all such covenants as of June 30, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of June 30, 2010:

	Payments by period
	Total	July 1, 2010 through December 31, 2010	2011-2012	2012-2013	Thereafter
	(in thousands)
Term loan facility	$29,700	$500	$29,200	$-	$-
Operating lease obligations	5,443	640	1,933	768	2,102
Total contractual obligations	$35,143	$1,140	$31,133	$768	$2,102

 We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2010, we had $29.7 million outstanding under our Amended and Restated Credit Facility. Interest payments are due monthly on a portion of the facility and at varying, specified periods (to a maximum of three months) for the remaining portion. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to the Amended and Restated Credit Facility.

Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR or a reference rate.

We have contingent payments related to the AllHealthcareJobs and WorldwideWorker acquisitions to be paid in the future upon the achievement of certain operating and financial goals over the two year period ending December 31, 2011. As of June 30, 2010, a liability of $3.0 million is recorded for these contingencies.

As of June 30, 2010, we have recorded approximately $5.8 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2010, are $5.8 million of tax benefits that, if recognized, would affect the effective tax rate.

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

The significant increase in the unemployment rate and general reduction in recruitment activity during late 2008 and throughout 2009 negatively impacted our revenues and income. We began to see improvement in recruitment activity during the latter half of 2009 and that improvement has continued in the second quarter in 2010. During the first half of 2010, total revenues were essentially flat with the first half of 2009.  Our revenues in the second quarter of 2010 are up 10% over the same period in 2009 and were up 12% over the first quarter of 2010.  We saw an increase in the number of customers served at Dice.com from approximately 6,400 customers at March 31, 2010 to approximately 6,750 customers at June 30, 2010.

Any slowdown in recruitment activity that occurs will negatively impact our revenues and results of operations. Alternatively, a decrease in the unemployment rate or a labor shortage generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and have a positive impact on our revenues and results of operations.  Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements.  Additionally, there has historically been a lag from the time customers begin to increase purchases of our services and the impact on our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to a year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Foreign Exchange Risk

We conduct business serving 18 markets, in five languages across Europe, Asia, Australia, and Canada using the eFinancialCareers name. Our WorldwideWorker business is conducted in certain of the major energy regions of the world. Our revenues earned outside the United States and collected in local currency for the six months ended June 30, 2010 and 2009 were approximately 23% and 20%, respectively. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk because our Amended and Restated Credit Facility places limitations on our ability to do so. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the six months ended June 30, 2010 would have been a decrease of approximately $130,000.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2010 and December 31, 2009 our cumulative translation adjustment, net of tax, decreased stockholders’ equity by $14.9 million and $10.0 million, respectively. The change from December 31, 2009 to June 30, 2010 is primarily attributable to the strengthening of the U.S. dollar against the pound sterling.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Amended and Restated Credit Facility and related to our interest rate swap agreement.  Borrowings under our Amended and Restated Credit Facility bear interest, at our option, at either the LIBOR rate plus 3.25% or a reference rate plus 1.75%. As of June 30, 2010, we had outstanding borrowings of $29.7 million under our Amended and Restated Credit Facility. If interest rates increased by 1.0%, interest expense for the remainder of 2010 on our current borrowings would not change. Interest expense on our LIBOR based borrowings is calculated with reference to a 3.0% LIBOR floor. Current LIBOR rates are more than 1.0% below the floor on our LIBOR based borrowings.  Therefore, we would incur no additional expense if interest rates were to rise 1.0% because the 3.0% LIBOR floor would still be in effect, nor would we incur additional expense until LIBOR rates exceeded 3.0%.

We also have interest rate risk related to our portfolio of marketable securities and money market accounts. Our marketable securities and money market accounts will produce less income than expected if market interest rates fall.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer for the period covered by this report. Based on such evaluations, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1*	Waiver and Amendment No. 3 to Amended and Restated Financing Agreement

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DICE HOLDINGS, INC.
Registrant
DATE: July 27, 2010
/s/ Scot W. Melland
Scot W. Melland
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael P. Durney
Michael P. Durney, CPA
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1*	Waiver and Amendment No. 3 to Amended and Restated Financing Agreement

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Filed herewith.