Form 10-Q
period 2010-09-30
DICE HOLDINGS, INC.
filed 2010-11-02
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 28, 2010, 63,086,951 shares of common stock (“Common Stock”) of the Registrant were outstanding.

DICE HOLDINGS, INC.
TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	3
Notes to the Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. (Removed and Reserved)	34

Item 5. Other Information	34

Item 6. Exhibits	34

SIGNATURES

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$38,641	$44,925
Marketable securities	3,510	4,214
Accounts receivable, net of allowance for doubtful accounts of $1,488 and $1,764	13,074	11,336
Deferred income taxes – current	1,436	812
Income taxes receivable	1,883	906
Prepaid and other current assets	2,170	1,360
Total current assets	60,714	63,553

Fixed assets, net	5,442	5,719
Acquired intangible assets, net	69,428	48,536
Goodwill	177,393	142,638
Deferred financing costs, net of accumulated amortization of $76 and $2,918	1,514	1,875
Other assets	239	234

Total assets	$314,730	$262,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,913	$9,930
Deferred revenue	44,745	33,909
Current portion of acquisition related contingencies	1,277	275
Current portion of long-term debt	4,000	1,000
Income taxes payable	1,031	601

Total current liabilities	63,966	45,715
Long-term debt	53,000	49,300
Deferred income taxes - non-current	18,261	10,886
Interest rate hedge liability - non-current	-	550
Accrual for unrecognized tax benefits	4,319	5,778
Acquisition related contingencies	9,565	588
Other long-term liabilities	1,168	1,118

Total liabilities	150,279	113,935

Commitments and contingencies (Note 8)
Stockholders' equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	-	-
Common stock, $.01 par value, authorized 240,000; issued and outstanding: 62,951 and 62,502 shares, respectively	630	625
Additional paid-in capital	236,021	232,508
Accumulated other comprehensive loss	(10,855)	(10,013)
Accumulated deficit	(61,345)	(74,500)

Total stockholders' equity	164,451	148,620
Total liabilities and stockholders' equity	$314,730	$262,555

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Revenues	$34,360	$26,733	$91,108	$83,311

Operating expenses:
Cost of revenues	2,685	1,929	6,973	5,570
Product development	1,993	1,130	4,615	2,886
Sales and marketing	11,278	8,261	32,487	26,180
General and administrative	5,431	4,725	14,607	14,849
Depreciation	1,003	933	3,082	2,786
Amortization of intangible assets	3,374	3,822	8,518	11,730
Change in acquisition related contingencies	(181)	-	(481)	-
Total operating expenses	25,583	20,800	69,801	64,001
Operating income	8,777	5,933	21,307	19,310
Interest expense	(712)	(1,598)	(2,807)	(5,170)
Deferred financing cost write-off	(1,388)	-	(1,388)	-
Interest income	27	37	88	173
Other income	-	294	216	1,051
Income before income taxes	6,704	4,666	17,416	15,364
Income tax expense	538	1,664	4,261	5,728
Net income	$6,166	$3,002	$13,155	$9,636

Basic earnings per share	$0.10	$0.05	$0.21	$0.15
Diluted earnings per share	$0.09	$0.05	$0.20	$0.15

Weighted average basic shares outstanding	62,799	62,305	62,436	62,248
Weighted average diluted shares outstanding	67,561	65,659	67,406	66,070

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$13,155	$9,636
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,082	2,786
Amortization of intangible assets	8,518	11,730
Deferred income taxes	(2,321)	(3,861)
Amortization of deferred financing costs	562	625
Write-off of deferred financing costs	1,388	-
Share based compensation	2,693	4,407
Change in acquisition related contingencies	(481)	-
Change in accrual for unrecognized tax benefits	(1,502)	-
Gain from interest rate hedges	(216)	(1,051)
Changes in operating assets and liabilities:
Accounts receivable	(104)	4,853
Prepaid expenses and other assets	(478)	(51)
Accounts payable and accrued expenses	3,184	(1,743)
Income taxes receivable/payable	(569)	(1,315)
Deferred revenue	7,940	(9,646)
Payments to reduce interest rate hedge agreements	(333)	(514)
Other, net	134	507

Net cash from operating activities	34,652	16,363

Cash flows from investing activities:
Purchases of fixed assets	(3,414)	(2,080)
Purchases of marketable securities	(2,442)	(1,750)
Maturities and sales of marketable securities	3,111	4,500
Payments for acquisitions, net of cash acquired of $1,152 and $0	(43,796)	(2,690)

Net cash from investing activities	(46,541)	(2,020)

Cash flows from financing activities:
Payments on long-term debt	(62,300)	(32,900)
Proceeds from long-term debt	69,000	2,000
Financing costs paid	(1,450)	-
Other	825	19

Net cash from financing activities	6,075	(30,881)

Effect of exchange rate changes	(470)	2,017

Net change in cash and cash equivalents for the period	(6,284)	(14,521)
Cash and cash equivalents, beginning of period	44,925	55,144

Cash and cash equivalents, end of period	$38,641	$40,623

Non-cash investing and financing activities
Contingent consideraton to be paid in cash for acquisitions	$10,510	$863
Issuance of common stock for the acquisition of AllHealthcareJobs	-	959

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009 that are included in the Company’s Annual Report on Form 10-K. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results to be achieved for the full year.

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

During the three month period ended September 30, 2010, the Accrual for Unrecognized Tax Benefits was reduced by $1.5 million related to the outcome of a federal tax exam and the expiration of the statute of limitations covering certain tax positions.  This reduction in the accrual resulted in lower income tax expense in the current period. There have been no other significant changes in the Company’s assumptions regarding critical accounting estimates during the nine month period ended September 30, 2010.

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

3.  ACQUISITIONS

AllHealthcareJobs- On June 10, 2009, the Company acquired substantially all of the assets of AllHealthcareJobs.com (“AllHealthcareJobs”), a leading online career site dedicated to matching healthcare professionals with available career opportunities.  The purchase price consisted of initial consideration of $2.7 million in cash (including working capital adjustments) and the issuance of 205,000 shares of the Company’s common stock (with certain restrictions) valued at $959,000.  Additional consideration of up to a maximum of $1.0 million in cash is payable upon the achievement of certain operating and financial goals over the two year period ending June 30, 2011.  The acquisition resulted in recording intangible assets of $3.1 million and goodwill of $1.4 million.   A liability of $513,000 is recorded as of September 30, 2010 for the estimated consideration remaining to be paid. The AllHealthcareJobs.com acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.

WorldwideWorker- On May 6, 2010, the Company acquired the online and career-events business of WorldwideWorker.com (“WorldwideWorker”), a global leader in online recruitment for the energy industry.  The purchase price consisted of initial consideration of $6.0 million in cash.  Additional consideration of up to a maximum of $3.0 million in cash is payable upon the achievement of certain financial goals over the two year period ending December 31, 2011.  The acquisition resulted in recording intangible assets of $4.9 million and goodwill of $4.9 million. A liability of $2.3 million is recorded as of September 30, 2010 for the estimated consideration remaining to be paid. The WorldwideWorker acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.

Rigzone- On August 11, 2010, the Company acquired all of the issued and outstanding shares of Rigzone.com, Inc. (“Rigzone”), a U.S. market leader in the oil and gas industry delivering online content, data, advertising and career services. The purchase extends the Company’s footprint in the energy vertical. The purchase price consisted of initial consideration of approximately $39 million in cash.  On or about October 15, 2011, additional consideration of up to a maximum of $16 million in cash is payable upon the achievement of certain revenue goals through June 30, 2011.  The amount of the contingent payment is equal to five times the amount to which revenue for the year ended June 30, 2011 exceeds $8.2 million. Approximately $3.9 million of the purchase price was placed in an escrow account, with funds to be released to pay indemnification claims.  The escrow arrangement will terminate in October 2011.

The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $1.4 million were recorded at fair value of $1.0 million, with an expectation of uncollectible accounts. The fair value of the contingent consideration is determined using an expected present value technique.  Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future revenues of the businesses to estimate the fair value of these liabilities.  The contingent payment can range from zero to $16.0 million, with $8.1 million being the Company’s best estimate as of the date of acquisition. The assets and liabilities recognized as of the acquisition date include (in thousands):

Assets:
Cash and cash equivalents	$1,152
Accounts receivable	1,000
Acquired intangible assets	24,606
Goodwill	30,206
Other assets	75
Assets acquired	57,039

Liabilities:
Accounts payable and accrued expenses	$166
Deferred revenue	2,180
Deferred income taxes	7,843
Fair value of contingent consideration	8,050
Liabilities assumed	18,239

Net Assets Acquired	$38,800

Goodwill results from the expansion of our market share in the energy vertical, from intangible assets that do not qualify for separate recognition including an assembled workforce, and from expected synergies from combining operations of Rigzone into the existing DHI operations. Goodwill is not deductible for tax purposes.

Pro forma Information- The following pro forma condensed consolidated results of operations are presented as if the acquisitions of Rigzone, WorldwideWorker and All Healthcare Jobs were completed as of January 1, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$35,305	$29,099	$96,913	$90,750
Net income	6,021	1,723	11,845	6,507

The pro forma financial information represents the combined historical operating results of the Company, Rigzone, WorldwideWorker and All Healthcare Jobs with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the period presented.  The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets, amortization of deferred financing costs and the related income tax impacts of such adjustments.

Rigzone and WorldwideWorker, both acquired in 2010, comprise the Energy segment.  The Consolidated Statements of Operations include revenue from the Energy segment of $1.5 million and $1.7 million for the three and nine month periods ended September 30, 2010, respectively, and operating loss of $610,000 and $951,000 for the three and nine month periods ended September 30, 2010, respectively.

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

 Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.  The money market funds and marketable securities are valued using quoted prices in the market.  The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values.  The estimated fair value of long-term debt, as of September 30, 2010 and December 31, 2009 was approximately $57 million and $50 million, respectively.

The interest rate hedge liability as of December 31, 2009 is valued using the market approach, with the forward one-month LIBOR yield curve as the primary input. Valuations are obtained from two third-party providers, one of which is the swap counterparty.  There were no interest rate hedges outstanding at September 30, 2010.

The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 3- Acquisitions. The fair value of this contingent consideration is determined using an expected present value technique.  Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain events and certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to estimate the fair value of these liabilities. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. During the three and nine month periods ended September 30, 2010, the liability for contingent consideration was reduced by $181,000 and $481,000, respectively, due to the sales performance of AllHealthcareJobs and WorldwideWorker to date and expectations of future sales being lower than the initial assumptions. The decrease in the liability resulted in a gain, which is included in Change in Acquisition Related Contingencies on the Condensed Consolidated Statements of Operations. These liabilities are included on the Condensed Consolidated Balance Sheets in the Current Portion of Acquisition Related Contingencies and in Acquisition Related Contingencies. There was no impairment of goodwill or intangibles assets indicated.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2010
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$18,669	$-	$-	$18,669
Marketable securities	3,510	-	-	3,510
Contingent consideration to be paid in cash for acquisitions	-	-	10,842	10,842

	As of December 31, 2009
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Money market funds	$23,655	$-	$-	$23,655
Marketable securities	4,214	-	-	4,214
Interest rate hedge liability - non-current	-	550	-	550
Contingent consideration to be paid in cash for acquisitions	-	-	863	863

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Contingent consideration for acquisitions
Balance at beginning of period	$3,023	$863	$863	$-
Additions for acquisitons	8,050	-	10,510	863
Cash payments	(50)	-	(50)
Losses (gains) included in earnings	(181)	-	(481)	-
Balance at end of period	$10,842	$863	$10,842	$863

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

The Company determines whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test for goodwill from the 2005 Dice Inc. acquisition is performed annually as of August 31 and resulted in no impairment. The impairment test for goodwill from the 2006 eFinancialCareers acquisition, the 2009 AllHealthcareJobs acquisition, and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value.

The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company determines whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test is performed annually as of August 31 and resulted in no impairment. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Changes in Company strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

5. MARKETABLE SECURITIES

DHI’s marketable securities are stated at fair value. The following tables summarize the Company’s marketable securities as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
		Gross	Gross Unrealized	Estimated
	Maturity	Amortized Cost	Gain	Fair Value

U.S. Government and agencies	Within one year	$3,507	$3	$3,510

	As of December 31, 2009
		Gross	Gross Unrealized	Estimated
	Maturity	Amortized Cost	Gain	Fair Value

U.S. Government and agencies	Within one year	$4,203	$-	$4,203
Corporate debt securities	1 to 5 years	11	-	11
Total		$4,214	$-	$4,214

6. ACQUIRED INTANGIBLE ASSETS, NET

Below is a summary of the major acquired intangible assets and weighted average amortization periods for the acquired identifiable intangible assets (in thousands).

	As of September 30, 2010
		Acquisition of			Foreign		Weighted
		Worldwide			Currency	Acquired	Average
		Worker and	Total	Accumulated	Translation	Intangible	Amortization
	Cost	Rigzone	Cost	Amortization	Adjustment	Assets, Net	Period
Technology	$12,420	5,580	$18,000	$(12,610)	$(61)	$5,329	3.9 years
Trademarks and brand names- Dice	39,000	-	39,000	-	-	39,000	Indefinite
Trademarks and brand names- Other	7,270	9,520	16,790	(5,507)	(507)	10,776	6.0 years
Customer lists	36,943	4,570	41,513	(35,857)	(725)	4,931	4.6 years
Candidate and content database	18,982	9,259	28,241	(19,212)	(46)	8,983	3.0 years
Order Backlog	17	577	594	(185)	-	409	.5 years
Acquired intangible assets, net	$114,632	$29,506	$144,138	$(73,371)	$(1,339)	$69,428

	As of December 31, 2009
					Foreign		Weighted
		Acquisition of			Currency	Acquired	Average
	Original	AllHealthcare	Total	Accumulated	Translation	Intangible	Amortization
	Cost	Jobs	Cost	Amortization	Adjustment	Assets, Net	Period
Technology	$12,420	138	$12,558	$(12,396)	$(61)	$101	3.7 years
Trademarks and brand names- Dice	39,000	-	39,000	-	-	39,000	Indefinite
Trademarks and brand names- Other	6,400	870	7,270	(4,279)	(474)	2,517	4.6 years
Customer lists	36,361	582	36,943	(30,483)	(667)	5,793	4.6 years
Candidate database	17,440	1,542	18,982	(17,811)	(46)	1,125	3.5 years
Order backlog	-	17	17	(17)	-	-	.5 years
Acquired intangible assets, net	$111,621	$3,149	$114,770	$(64,986)	$(1,248)	$48,536

 Based on the carrying value of the acquired finite–lived intangible assets recorded as of September 30, 2010, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

October 1, 2010 through December 31, 2010	$2,911
2011	9,204
2012	5,883
2013	3,492
2014	2,959
2015 and thereafter	5,979

7. INDEBTEDNESS

Credit Agreement- In July 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a revolving facility of $70.0 million and a term facility of $20.0 million, with each facility maturing in January 2014. Borrowings of $30 million were made on July 29, 2010, including $20.0 million on the term facility and $10.0 million on the revolving facility.  Proceeds from the Credit Agreement were used to pay the full amount outstanding on the Amended and Restated Credit Facility (as defined below), terminating that facility.  A portion of the proceeds were also used to pay certain costs associated with the Credit Agreement.

Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin.  The margin ranges from 2.75% to 3.50% on LIBOR and Eurocurrency loans and 1.75% to 2.50% on the base rate, determined by the Company’s most recent consolidated leverage ratio.  Quarterly payments of $1.0 million of principal are required on the term loan facility, commencing December 31, 2010. The revolving loans and term loan may be prepaid at any time without penalty, although payments of principal on the term loan facility result in permanent reductions to that facility.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement.  Negative covenants include restrictions on incurring certain liens; making certain payments, like stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency.

 The obligations under the Credit Agreement are guaranteed by two of the Company’s wholly-owned subsidiaries, JobsintheMoney.com, Inc. and Targeted Job Fairs, Inc., and secured by substantially all of the assets of the Company and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

Debt issuance costs of approximately $1.5 million were incurred and will be amortized over the life of the loan.

Additional borrowings of $36.0 million were made during August 2010 for the purchase of Rigzone.  Repayments of $9.0 million on the revolving facility have been made during the quarter ended September 30, 2010, resulting in a balance outstanding at September 30, 2010 of $57.0 million.  Payments subsequent to September 30, 2010 have totaled $3.0 million, reducing the balance outstanding currently to $54.0 million.

Amended and Restated Financing Agreement- In March 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”) which provided for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, maturing in March 2012. Borrowings under the facility bear interest, at the Company’s option, at the LIBOR rate plus 3.25% or reference rate plus 1.75%. Quarterly payments of $250,000 of principal are required on the term loan facility. Payments of principal on the term loan facility result in permanent reductions to that facility. The borrowing capacity of the revolving credit facility is reduced by reserves against our interest rate swaps, which are determined by the swap counterparty. The Amended and Restated Credit Facility contains certain financial and other covenants. In June 2010, the Amended and Restated Credit Facility was amended to allow for the purchase of WorldwideWorker and to reduce the revolving credit facility from $75.0 million to $65.0 million. On July 29, 2010, the Company used $29.6 million of the proceeds from the Credit Agreement to repay in full all outstanding indebtedness, including interest and fees, under the Amended and Restated Credit Facility.

The amounts borrowed under and terms of the Credit Agreement as of September 30, 2010 and under the Amended and Restated Financing Agreement as of December 31, 2009 are as follows (dollars in thousands):
LIBOR rate loans	$57,000	$50,300
Eurocurrency rate loans	-	n.a.
Base rate/Reference rate loans	-	-
Total borrowed	$57,000	$50,300

Term loan facility	$20,000	$50,300
Revolving credit facility	37,000	-
Total borrowed	$57,000	$50,300

Amount available to be borrowed under revolving facility	$33,000	$74,400

Interest rates:
LIBOR option:
Interest margin	2.75%	3.25%
Minimum LIBOR rate	n.a.	3.00%
Actual interest rates	3.01%	6.25%

Future maturities as of September 30, 2010 are as follows (in thousands):

October 1, 2010 through December 31, 2010	$1,000
2011	4,000
2012	4,000
2013	4,000
2014	44,000
Total minimum payments	$57,000

Interest rate swaps are used by the Company for the purpose of interest rate risk management.  The fair value of the swap agreements are reflected as interest rate hedge liabilities in the Condensed Consolidated Balance Sheets.  The Company does not apply hedge accounting under the Derivatives and Hedging topic of the FASB ASC.  The change in the fair value of the swap agreements is included in Other income in the Condensed Consolidated Statements of Operations. A payment of $333,000 was made during the nine months ended September 30, 2010 to terminate the swap on $20.0 million of LIBOR-based borrowings at 6.37% until February 11, 2011.  As of September 30, 2010, there are no swap agreements outstanding.

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of September 30, 2010 are as follows (in thousands):

October 1, 2010 through December 31, 2010	$347
2011	1,334
2012	801
2013	455
2014	384
2015 and thereafter	2,102

Total minimum payments	$5,423

Rent expense was $379,000 and $1.1 million for the three and nine month periods ended September 30, 2010, respectively, and $309,000 and $914,000 for the three and nine month periods ended September 30, 2009, respectively, and is included in General and administrative expense on the Condensed Consolidated Statements of Operations.

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

9. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$6,166	$3,002	$13,155	$9,636

Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	4,037	(1,318)	(839)	5,868
Unrealized gains on marketable securities, net of tax of $0, $(4), $(2) and $(11)	(1)	(8)	(3)	(18)
Total other comprehensive income (loss)	4,036	(1,326)	(842)	5,850

Comprehensive income	$10,202	$1,676	$12,313	$15,486

Accumulated other comprehensive income, net consists of the following components, net of tax, (in thousands):

	September 30, 2010	December 31, 2009
Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(10,852)	$(10,013)
Unrealized gains on marketable securities, net of tax of $(1) and $0	(3)	-
Total accumulated other comprehensive loss, net	$(10,855)	$(10,013)

10. STOCK BASED COMPENSATION

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

The Company recorded stock based compensation expense of $895,000 and $2.7 million during the three and nine month periods ended September 30, 2010, respectively, and $1.3 million and $4.4 million during the three and nine month periods ended September 30, 2009, respectively. At September 30, 2010, there was $6.3 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

A summary of the status of restricted stock awards as of September 30, 2010 and 2009, and the changes during the three and nine month periods then ended is presented below:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of the period	144,000	$6.58	45,000	$4.15
Forfeited during the period	(4,000)	$6.08	-	$-
Non-vested at end of period	140,000	$6.59	45,000	$4.15

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of the period	45,000	$4.15	16,000	$8.09
Granted- Restricted Stock	144,000	$6.58	45,000	$4.15
Forfeited during the period	(4,000)	$6.08	-	$-
Vested during the period	(45,000)	$4.15	(16,000)	$8.09
Non-vested at end of period	140,000	$6.59	45,000	$4.15

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
The weighted average fair value of options granted	n.a.	$1.90	$2.58	$1.56
Dividend yield	n.a.	0.00%	0.00%	0.00%
Weighted avarage risk free interest rate	n.a.	1.46%	1.46%	1.38%
Weighted average expected volatility	n.a.	56.07%	48.96%	65.51%
Expected life (in years)	n.a.	4.6	4.6	4.6

 During the nine months ended September 30, 2010 the Company granted the following stock options with exercise prices as follows:

	Number of stock	Fair value of	Exercise	Intrinsic
Grant Date	options issued	common stock	price	value
February 10, 2010	1,490,800	$6.08	$6.08	$-
February 15, 2010	20,000	$6.31	$6.31	$-
April 22, 2010	5,000	$8.38	$8.38	$-
April 30, 2010	20,000	$9.25	$9.25	$-

A summary of the status of options granted as of September 30, 2010 and 2009, and the changes during the three and nine month periods then ended is presented below:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options oustanding at beginning of the period	12,681,479	$3.24	11,315,483	$2.79
Granted	-	$-	85,500	$4.03
Exercised	(20,632)	$4.91	(10,702)	$0.20
Forfeited	(127,541)	$5.06	-	$-
Options oustanding at September 30	12,533,306	$3.22	11,390,281	$2.80

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options oustanding at beginning of the period	11,451,740	$2.82	9,653,074	$2.77
Granted	1,535,800	$6.13	1,793,400	$2.93
Exercised	(304,880)	$2.27	(23,365)	$0.20
Forfeited	(149,354)	$4.96	(32,828)	$4.88
Options oustanding at September 30	12,533,306	$3.22	11,390,281	$2.80
Exercisable at September 30	9,098,367	$2.45	7,891,125	$1.99

The following table summarizes information about options outstanding as of September 30, 2010:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable
		(in years)

$0.20 - $0.99	3,696,616	4.9	3,696,616
$1.00 - $2.99	3,851,443	5.1	2,823,373
$4.00 - $5.99	880,294	6.1	777,971
$6.00 - $8.99	4,045,153	5.6	1,773,045
$9.00 - $10.99	59,800	7.0	27,362
	12,533,306		9,098,367

11. SEGMENT INFORMATION

The Company changed its reportable segments during the three months ended September 30, 2010 following the acquisition of Rigzone, to reflect the current operating structure.  Accordingly, all prior period amounts have been recast to reflect the current segment presentation.

The Company has three reportable segments: Tech & Clearance, Finance, and Energy.  The Tech & Clearance reportable segment includes the Dice.com and ClearanceJobs.com businesses.  The Finance reportable segment includes the eFinancialCareers business worldwide, including both the operating segments of North America and International.  The Energy reportable segment includes the Rigzone and WorldwideWorker operating segments, both of which were acquired during 2010. Management has organized its reportable segments based upon the industry verticals served.  Each of the reportable segments generates revenue from sales of recruitment packages and related services. In addition to these reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs, AllHealthcareJobs (beginning June 2009), and JobsintheMoney.com (shut down in June 2010), and are reported in the “Other” category. The Company’s foreign operations are comprised of a portion of the eFinancialCareers business, which operates in Europe, Middle East and Asia Pacific. Additionally, WorldwideWorker serves certain of the major energy regions in the world.

The following table shows the segment information for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
By Segment:
Revenues:
Tech & Clearance	$23,000	$19,456	$63,434	$61,549
Finance	9,115	6,678	24,059	19,952
Energy	1,537	-	1,715	-
Other	708	599	1,900	1,810
Total revenues	$34,360	$26,733	$91,108	$83,311

Depreciation:
Tech & Clearance	$842	$835	$2,666	$2,498
Finance	112	80	330	233
Energy	17	-	20	-
Other	32	18	66	55
Total depreciation	$1,003	$933	$3,082	$2,786

Amortization of intangible assets:
Tech & Clearance	$810	$2,257	$3,240	$7,812
Finance	846	1,203	2,516	3,416
Energy	1,416	-	1,737	-
Other	302	362	1,025	502
Total amortization of intangible assets	$3,374	$3,822	$8,518	$11,730

Operating income (loss):
Tech & Clearance	$7,317	$5,370	$17,723	$15,891
Finance	2,645	987	6,029	3,646
Energy	(610)	-	(951)	-
Other	(575)	(424)	(1,494)	(227)
Operating income	8,777	5,933	21,307	19,310
Interest expense	(712)	(1,598)	(2,807)	(5,170)
Deferred financing cost write-off	(1,388)	-	(1,388)	-
Interest income	27	37	88	173
Other income	-	294	216	1,051
Income before income taxes	$6,704	$4,666	$17,416	$15,364

By Geography:
Revenues:
U.S.	$26,174	$20,916	$69,884	$66,099
Non-U.S.	8,186	5,817	21,224	17,212
	$34,360	$26,733	$91,108	$83,311

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Capital expenditures:
Tech & Clearance	$525	$589	$1,940	$2,037
Finance	170	21	454	39
Energy	49	-	49	-
Other	189	-	286	4
Total capital expenditures	$933	$610	$2,729	$2,080

The following table shows the segment information as September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Total assets:
Tech & Clearance	$151,577	$160,513
Finance	92,394	95,882
Energy	65,523	-
Other	5,236	6,160
Total assets	$314,730	$262,555

The following table shows goodwill by reportable segment as of December 31, 2009 and the changes in goodwill for the nine month period ended September 30, 2010 (in thousands):

	Tech & Clearance	Finance	Energy	Other	Total
Balance, December 31, 2009	$84,778	$54,549	$-	$3,311	$142,638
Acquisition of WorldwideWorker	-	-	4,898	-	4,898
Acquisition of Rigzone	-	-	30,206	-	30,206
Foreign currency translation adjustment	-	(349)	-	-	(349)
Balance, September 30, 2010	$84,778	$54,200	$35,104	$3,311	$177,393

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. Options with exercise prices greater than the average market price of the common shares are excluded from the calculation of diluted EPS as they are anti-dilutive.  Anti-dilutive options totaled 201,000 and 187,000 for the three and nine month periods ended September 30, 2010, respectively, and 2.6 million and 3.5 million for the three and nine month periods ended September 30, 2009, respectively. The following is a calculation of basic and diluted earnings per share and weighted average shares outstanding for continuing operations (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income attributable to common stockholders from continuing operations - basic and diluted	$6,166	$3,002	$13,155	$9,636

Weighted average shares outstanding - basic	62,799	62,305	62,436	62,248
Add shares issuable upon exercise of stock options	4,762	3,354	4,970	3,822
Weighted average shares outstanding - diluted	67,561	65,659	67,406	66,070

Basic earnings per share	$0.10	$0.05	$0.21	$0.15
Diluted earnings per share	$0.09	$0.05	$0.20	$0.15

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We changed our reportable segments during the three months ended September 30, 2010 following the acquisition of Rigzone, to reflect our current operating structure.  We have identified three reportable segments based on our operating structure. Our reportable segments include Tech & Clearance (which includes Dice.com and ClearanceJobs.com), Finance (which includes eFinancialCareers worldwide), and Energy (which includes Rigzone beginning in August 2010 and WorldwideWorker beginning in May 2010). AllHealthcareJobs (beginning in June 2009), Targeted Job Fairs, and JobsintheMoney.com (shut down in June 2010) do not meet certain quantitative thresholds, and therefore are reported in aggregate in the Other segment.

Recent Developments

On July 29, 2010, we entered into a Credit Agreement which provides for a revolving facility of $70.0 million and a term facility of $20.0 million, maturing in January 2014. Proceeds from the Credit Agreement were used to pay the full amount outstanding on our Amended and Restated Credit Facility, terminating that facility.

On August 11, 2010, we acquired all of the issued and outstanding shares of Rigzone.com, Inc., a U.S. market leader in the oil and gas information industry delivering online content, data, advertising and career services. The purchase price consisted of initial consideration of $39 million in cash.  In October 2011, additional consideration of up to a maximum of $16 million in cash is payable based upon the achievement of certain revenue goals through June 30, 2011.

In October 2010, we repaid $3.0 million of the revolving facility of our Credit Agreement reducing the balance outstanding to $54 million.

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

We believe the key metrics that are material to an analysis of our U.S. businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Similar metrics are important to our international businesses. At September 30, 2010, Dice.com had approximately 7,050 total recruitment package customers and as of the same date our other websites collectively served approximately 3,300 customers, including some customers who are also customers of Dice.com. Deferred revenue is another key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $44.7 million and $33.9 million at September 30, 2010 and December 31, 2009, respectively. Approximately $2.8 million of this increase is related to the businesses that comprise our Energy Segment which were acquired during 2010.

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

Our revenues are generated primarily from servicing customers seeking to recruit qualified professionals in the technology, finance, and energy verticals. Accordingly, significant increases or decreases in the unemployment rate, labor shortages or a decrease in available jobs, specifically in the technology, finance, energy, healthcare, and other vertical industries we serve, can have a material affect on our revenues and results of operations. The significant increase in the unemployment rate and general reduction in recruitment activity during late 2008 and throughout 2009 negatively impacted our revenues and income. We began to see improvement in recruitment activity during the latter half of 2009 and that improvement has continued into the third quarter of 2010. During the first half of 2010, total revenues were essentially flat with the first half of 2009.  Our revenues in the third quarter of 2010 were up 29% over the same period in 2009 and were up 15% over the second quarter of 2010. Revenue growth in the third quarter without the impact of our 2010 WorldwideWorker and Rigzone acquisitions was 23% over the same period in 2009. We saw an increase in the number of customers served at Dice.com from approximately 6,750 customers at June 30, 2010 to approximately 7,050 customers at September 30, 2010.

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

Critical Accounting Policies

This discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, goodwill and intangible assets, stock-based compensation and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe are reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments used in the preparation of our condensed consolidated financial statements.

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

Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on each of our six career center websites. Certain of our arrangements include multiple deliverables, which consist of access to job postings and access to a searchable database of resumes. We consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within our control. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.

Fair Value of Acquired Businesses

We completed the acquisition of Dice Inc. in 2005, eFinancialGroup in 2006, AllHealthcareJobs in 2009, and WorldwideWorker and Rigzone in 2010. FASB ASC topic on Business Combinations requires acquired businesses to be recorded at fair value by the acquiring entity. The Business Combinations Topic also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.

The significant assets acquired and liabilities assumed from our acquisitions consist of intangible assets, goodwill, deferred revenue and contingent consideration. Fair values of the technology and trademarks were determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the Company owns the asset. Fair values of the customer lists were estimated using the discounted cash flows method based on projections of the amounts and timing of future revenues and cash flows, discount rates and other assumptions as deemed appropriate. Fair values of the candidate database were determined based on the estimated historical cost to acquire unique visitors and cost to get job seekers to apply. Fair values of the content database was determined based on the estimated cost spent to build the database over time. The acquired deferred revenue is recorded at fair value as it represents an assumed legal obligation. We estimated our obligation related to deferred revenue using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a reasonable profit margin. The estimated costs to fulfill our deferred revenue obligation were based on our expected future costs to fulfill our obligation to our customers. Contingent consideration is an obligation to transfer assets or equity interests to the former owners if certain future operating and financial goals are met. The fair value of the contingent consideration is determined based on management’s estimation that certain events will occur and certain financial metrics will be reached. Goodwill is the amount of purchase price paid for an acquisition that exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

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

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Dice Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test performed as of August 31, 2010 resulted in no impairment. The goodwill at eFinancialCareers was the result of the eFinancialGroup Acquisition in October 2006. Goodwill at the AllHealthcareJobs reporting unit is the result of the acquisition of AllHealthcareJobs assets in June 2009. The annual test of impairment of goodwill from the eFinancialGroup, AllHealthcareJobs, WorldwideWorker and Rigzone acquisitions will be performed as of October 31 by comparing the goodwill recorded from these acquisitions to the fair value of the respective reporting units. The annual impairment test performed as of October 31, 2009 for the eFinancialCareers and AllHealthcareJobs reporting units resulted in no impairment.

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

We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test is performed annually as of August 31. No impairment was recorded at August 31, 2010.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues
	Three Months Ended September 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Tech & Clearance	$23,000	$19,456	$3,544	18.2%
Finance	9,115	6,678	2,437	36.5%
Energy	1,537	-	1,537	n.a.
Other	708	599	109	18.2%
Total revenues	$34,360	$26,733	$7,627	28.5%

Our revenues were $34.4 million for the three months ended September 30, 2010 compared to $26.7 million for the same period in 2009, an increase of $7.6 million, or 29%. The increase in revenues is a result of increased recruitment activity during late 2009 into 2010, which impacted customer usage of our primary services and due to the addition of revenues from our Energy segment.

We experienced an increase in revenue at the Tech & Clearance segment of $3.5 million, or 18% which was driven by increased revenues at both Dice.com and ClearanceJobs.com. Recruitment activity began to strengthen in the latter part of 2009 and into 2010, as we saw increases in our job count and database usage by our customers. There is a lag from the time customers begin to increase purchases of our services and the impact on our revenue due to the recognition of revenue occurring over the length of the contract, which can be several months to a year. The strengthening of recruitment activity is evidenced by an increase in our recruitment package customer count. The number of customers served at Dice.com increased from approximately 6,750 at June 30, 2010 to approximately 7,050 at September 30, 2010. At September 30, 2009, recruitment package customers totaled approximately 6,350. Average revenue per recruitment package customer is approximately 3% higher during the three months ended September 30, 2010 as compared to the same period in 2009. This is the first quarter with a year-over-year increase in the average revenue per recruitment package customer since the fourth quarter of 2008. Revenues at ClearanceJobs were up $404,000, or 28% during the three months ended September 30, 2010 compared to the same period in 2009. ClearanceJobs continues to experience strong revenue and customer growth.

We experienced an increase in the Finance segment revenues of $2.4 million, or 37%. The increase is the result of an increase in recruitment activity in all of the markets we serve, partially offset by the weakening of the pound sterling versus the U.S. dollar in comparing the three months ended September 30, 2010 with the same period in 2009. Revenue related to increased recruitment activity was $2.9 million. The offsetting decrease in revenue due to the unfavorable effect of foreign exchange rates was $460,000. Revenue increased 62% in our Asia market, 46% in our UK market, and 54% in our United States market during the three months ended September 30, 2010 compared to the prior year period, as measured in the functional currency of each region.

Revenues from our Energy segment totaled $1.5 million for the three month period ended September 30, 2010. The Energy segment includes revenue from WorldwideWorker for the entire quarter and revenue from Rigzone since the date of acquisition, August 11, 2010.

Revenues from the Other segment, which consists of Targeted Job Fairs, AllHealthcareJobs (beginning June 2009) and JobsintheMoney.com, increased $109,000, or 18%. AllHealthcareJobs revenue increased by $189,000, partially offset by a decline in revenue from JobsintheMoney.com of $113,000 due to the site being shut down in June 2010.

Cost of Revenues

	Three Months Ended September 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Cost of revenues	$2,685	$1,929	$756	39.2%
Percentage of revenues	7.8%	7.2%

Our cost of revenues for the three months ended September 30, 2010 were $2.7 million compared to $1.9 million for the same period in 2009, an increase of $756,000, or 39%. The increase in cost of revenues experienced at the Tech & Clearance segment of $436,000 was primarily due to an increase in subscription and maintenance contracts and due to the number of network services personnel we employed to support our websites. Cost of revenues at the Finance segment were flat with the prior year period. The Energy segment incurred $341,000 of cost of revenue expenses during the current quarter for customer support and network services functions.

Product Development Expenses

	Three Months Ended September 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Product Development	$1,993	$1,130	$863	76.4%
Percentage of revenues	5.8%	4.2%

Product development expenses for the three months ended September 30, 2010 were $2.0 million compared to $1.1 million for the same period of 2009, an increase of $863,000, or 76%. Product development expenses increased by $558,000 for the Tech & Clearance segment, due to costs incurred related to adding features and functionality on the Dice and ClearanceJobs sites. Product development expenses increased at the Finance segment by $245,000 due primarily to an increase in salaries and benefit costs for the product development team. The Energy segment incurred product development expenses of $105,000 during the current period related to the personnel employed to develop the websites.

Sales and Marketing Expenses

	Three Months Ended September 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Sales and Marketing	$11,278	$8,261	$3,017	36.5%
Percentage of revenues	32.8%	30.9%

Sales and marketing expenses for the three months ended September 30, 2010 were $11.3 million compared to $8.3 million for the same period in 2009, an increase of $3.0 million, or 37%. Of the increase, $1.6 million is from the Tech & Clearance segment, $831,000 is from the Finance segment, $314,000 is from the Other segment and $231,000 is due to the addition of the Energy businesses.

Marketing expenses, including advertising programs and employee costs to conduct marketing activities comprised 55% of the sales and market expenses for the three month period ended September 30, 2010. Advertising and other marketing costs for the Tech & Clearance segment totaled $3.6 million for the three month period ended September 30, 2010 compared to $3.1 million for the same period in 2009. We continue to focus our marketing spending on online media, particularly paid search and banner advertising programs. In marketing to customers, we continue to dedicate the majority of our spend to direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. During the three month period ended September 30, 2010, approximately 60% of our advertising and marketing spending for the Tech & Clearance segment was focused on reaching professionals who visit our sites and increasing their levels of activity on the websites. This percentage is consistent with spending during 2009 focused on attracting professionals, but has historically been approximately 75%. With recruitment activity lower and job seeker activity high during 2009, we were able to reduce the amount of spending on job seeker marketing and still provide results that match our customers’ needs. We expect to increase our spending on job seekers as a percentage of our total marketing spend in the future.

The salaries, commissions, and benefits component of sales and marketing expense for the Tech & Clearance segment totaled $3.0 million for the three months ended September 30, 2010, compared to $2.0 million during the same period in 2009, an increase of $1.0 million, or 50%. Increased commission and other incentive compensation expense due to the increase in sales during the current period contributed $714,000 of this increase, with the remainder coming from an increase in sales and marketing personnel salaries and credit card processing fees.

The Finance segment experienced an increase in sales and marketing expense of $831,000 during the three month period ended September 30, 2010 compared to the same period in 2009. Of this increase, $534,000 was from sales costs, which is driven by increased commissions on higher sales. Marketing expense increased by $298,000. We are continuing to spend on marketing to potential customers and to grow our resume database in many of the markets we serve. These increases are partially offset by $108,000 due to the strengthening of the U.S. dollar compared to the pound sterling.

General and Administrative Expenses
	Three Months Ended September 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
General and administrative	$5,431	$4,725	$706	14.9%
Percentage of revenues	15.8%	17.7%

 General and administrative expenses for the three months ended September 30, 2010 were $5.4 million compared to $4.7 million for the same period in 2009, an increase of $706,000, or 15%. General and administrative expenses increased $901,000 primarily due to an increase in incentive compensation costs and professional fees. An increase of $218,000 is related to the addition of the Energy businesses in the current year. Executive salary and related expenses, office rent expense and miscellaneous administrative costs comprise the general and administrative expense for the Energy segment. A decrease of $414,000 was related to a reduction in stock-based compensation expense due to certain options becoming fully vested prior to the current period, and thus fully expensed.

Depreciation
	Three Months Ended September 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Depreciation	$1,003	$933	$70	7.5%
Percentage of revenues	2.9%	3.5%

Depreciation expense for the three month period ended September 30, 2010 was $1.0 million compared to $933,000 for the same period in 2009, an increase of $70,000, or 8%. The increase was due to a higher depreciable fixed asset balance during the three month period ended September 30, 2010 compared to the same period in 2009 primarily due to software and capitalized development costs related to the site enhancements made on Dice, ClearanceJobs, and AllHealthcareJobs.

Amortization of Intangible Assets
	Three Months Ended September 30,			Percent
	2010	2009	Decrease	Change
	(in thousands, except percentages)
Amortization	$3,374	$3,822	$(448)	-11.7%
Percentage of revenues	9.8%	14.3%

Amortization expense for the three month period ended September 30, 2010 was $3.4 million compared to $3.8 million for the same period in 2009, a decrease of $448,000, or 12%. Amortization expense decreased in the current period by $1.8 million due to certain intangible assets from the 2005 Dice acquisition and 2006 eFinancialCareers acquisition becoming fully amortized prior to or during the current period, partially offset by $1.4 million of additional amortization of intangible assets for Rigzone and WorldwideWorker, our recent acquisitions.

Change in Acquisition Related Contingencies

The change in acquisition related contingencies for the three month period ended September 30, 2010 was a gain of $181,000. The contingent liability related to the WorldwideWorker acquisition was decreased to match our current expectation of contingent payments to be made on the acquisition.

Operating Income

Operating income for the three months ended September 30, 2010 was $8.8 million compared to $5.9 million for the same period in 2009, an increase of $2.8 million, or 48%. The increase is primarily the result of higher revenues for all businesses, partially offset by higher operating expenses. Operating expenses have increased due to sales compensation expense increasing from higher sales in the quarter and costs related to investments made in product development and marketing, slightly offset by lower amortization of intangible assets and stock based compensation costs.

Interest Expense

Interest expense for the three months ended September 30, 2010 was $712,000 compared to $1.6 million for the same period in 2009, a decrease of $886,000, or 55%. The decrease in interest expense was due to a lower interest rate in the current period resulting from refinancing our Credit Agreement. Weighted average long-term debt outstanding during the three months ended September 30, 2010 approximated that outstanding in the same period in 2009. Significant repayments of the long-term debt balance were made over the past year, offset by borrowings in August 2010 to purchase Rigzone. The debt outstanding at September 30, 2010 was $57.0 million.

Deferred Financing Cost Write-off

Deferred financing costs of $1.4 million were written off in the current period. Our Amended and Restated Credit Facility was paid off in full during the period, resulting in all financing costs related to the facility being written off. Costs of $1.5 million associated with the new Credit Agreement have been capitalized and will be amortized over the life of the Credit Agreement. The amortization is included in interest expense.

Other income

Other income of $294,000 during the three months ended September 30, 2009, resulted from a gain on interest rate hedges. The gain resulted from increases in the fair value of our interest rate swap agreements. There are no swap agreements outstanding during the current period.

Income Taxes
	Three Months Ended September 30,
	2010	2009
	(in thousands, except
	percentages)
Income from continuing operations before income taxes	$6,704	$4,666
Income tax expense	538	1,664
Effective tax rate	8.0%	35.7%

Income tax expense for the three month period ended September 30, 2010 was $538,000 compared to $1.7 million for the same period in 2009 and the effective tax rate decreased to 8.0% from 35.7%. The rate was lower in the current period as compared to the prior year period due to a change in estimate associated with uncertain tax positions. During the current period a federal tax exam concluded in no proposed adjustment. This resulted in a decrease in the liability of $1.2 million. In addition, the statute of limitations covering certain other tax positions expired which resulted in a decrease in the liability of $0.3 million. The decrease in the liability favorably impacted income tax expense.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues

	Nine Months Ended September 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Tech & Clearance	$63,434	$61,549	$1,885	3.1%
Finance	24,059	19,952	4,107	20.6%
Energy	1,715	-	1,715	n.a.
Other	1,900	1,810	90	5.0%
Total revenues	$91,108	$83,311	$7,797	9.4%

Our revenues were $91.1 million for the nine months ended September 30, 2010 compared to $83.3 million for the same period in 2009, an increase of $7.8 million.

Revenues at the Tech & Clearance segment increased by $1.9 million, or 3% compared to the prior year period due to increases at both Dice.com and ClearanceJobs. As recruitment activity began to strengthen in the latter part of 2009 and into 2010, we saw increases in our job count and database usage by our customers. There is a lag from the time customers begin to increase purchases of our services and the impact on our revenue due to the recognition of revenue occurring over the length of the contract, which can be several months to a year. The strengthening of recruitment activity is evidenced by an increase in our recruitment package customer count. The number of customers served at Dice.com increased from approximately 5,900 at December 31, 2009 to approximately 7,050 at September 30, 2010. At September 30, 2009, Dice.com customers totaled approximately 6,300. Average revenue per recruitment package customer decreased by approximately 1% from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. ClearanceJobs revenue increased by $1.1 million, or 27% during the nine months ended September 30, 2010 compared to the same period in 2009.

We experienced an increase in the Finance segment revenues of $4.1 million, or 21%. The increase is the result of increased recruitment activity in all of the markets we serve. Similar to in the Tech & Clearance segment, we began to see an improvement in recruitment activity in late 2009 and this trend has continued into each of our Finance markets during 2010. Our Asia market experienced the highest growth at 45% over the prior year period, as measured in Singapore dollars. Revenue from our United Kingdom market measured in pound sterling increased 22% during the nine months ended September 30, 2010 compared to the prior year period. Revenues from the U.S. market improved 24% over the prior year period.

Revenues from our Energy segment totaled $1.7 million for the nine month period ended September 30, 2010. The Energy segment includes revenues from WorldwideWorker and Rigzone since their acquisition dates of May 6, 2010 and August 11, 2010, respectively.

Revenues from the Other segment, which consists of Targeted Job Fairs, AllHealthcareJobs (beginning in June 2009) and JobsintheMoney.com (shut down in June 2010), were essentially flat. Revenues from AllHealthcareJobs increased $659,000 for the period. Revenue from JobsintheMoney.com declined by $500,000 as revenue during the current year period was minimal. The operations of JobsintheMoney.com were shut down as of June 30, 2010.

Cost of Revenues

	Nine Months Ended September 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Cost of revenues	$6,973	$5,570	$1,403	25.2%
Percentage of revenues	7.7%	6.7%

Our cost of revenues for the nine months ended September 30, 2010 were $7.0 million compared to $5.6 million for the same period in 2009, an increase of $1.4 million, or 25%. The increase in cost of revenues experienced at the Tech & Clearance segment of $1.1 million was primarily due to an increase in subscription and maintenance contracts and due to the number of network services personnel we employed to support our websites. Cost of revenues from the newly acquired Energy businesses totaled $396,000. Cost of revenues in the Finance segment increased by $79,000 primarily due to an increase in salary and benefits costs for our customer support and network services personnel, due to employing more personnel. These increases were partially offset by a decrease of $172,000 in the Other segment primarily due to a decrease in the number of job fairs conducted.

Product Development Expenses

	Nine Months Ended September 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Product Development	$4,615	$2,886	$1,729	59.9%
Percentage of revenues	5.1%	3.5%

Product development expenses for the nine months ended September 30, 2010 were $4.6 million compared to $2.9 million for the same period of 2009, an increase of $1.7 million, or 60%. Product development expenses increased by $1.1 million for the Tech & Clearance segment, due to costs incurred related to adding features and functionality on the Dice and ClearanceJobs sites and due to costs related to building the editorial and community aspects of the websites. Product development expenses increased at eFinancialCareers by $411,000 due primarily to an increase in product development personnel employed as well as costs for external consultants. Product development expenses from the newly acquired Energy businesses totaled $110,000. The Other segment contributed an increase of $96,000 in product development expenses, primarily related to the redesign of the AllHealthcareJobs site.

Sales and Marketing Expenses

	Nine Months Ended September 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Sales and Marketing	$32,487	$26,180	$6,307	24.1%
Percentage of revenues	35.7%	31.4%

Sales and marketing expenses for the nine months ended September 30, 2010 were $32.5 million compared to $26.2 million for the same period in 2009, an increase of $6.3 million, or 24%. Of the increase, $3.0 million is related to Tech & Clearance, $1.9 million to Finance, $317,000 to Energy, and $1.1 million to the Other segment.

Advertising and other marketing costs for the Tech & Clearance segment totaled $10.9 million for the nine month period ended September 30, 2010, consistent with the same period in 2009. We continue to focus our marketing spending on online media, particularly paid search and banner advertising programs. In marketing to customers, we continue to dedicate the majority of our spend to direct mail and email campaigns focused on communicating the value proposition of our services to current and potential customers. During the nine month period ended September 30, 2010, approximately 60% of our advertising and marketing spending for the Tech & Clearance segment was focused on reaching professionals who visit our sites and increasing their levels of activity on the websites. This percentage is consistent with 2009, but has historically been approximately 75%. With recruitment activity and job seeker activity high during 2009, we were able to reduce the amount of spending on job seeker marketing and still provide results that matched our customers’ needs. We expect to increase our spending on job seekers as a percentage of our total marketing spend in the future.

The salaries, commissions, and benefits component of sales and marketing expense for the Tech & Clearance segment totaled $8.8 million for the nine months ended September 30, 2010, compared to $6.3 million during the same period in 2009, an increase of $2.5 million, or 40%. Increased commission and other incentive compensation expense due to the increase in sales during the current period contributed $2.0 million of this increase with the remainder coming from an increase in sales and marketing personnel and credit card fees.

The Finance segment experienced an increase in sales and marketing expense of $1.9 million during the nine month period ended September 30, 2010 compared to the same period in 2009. Of this increase, $1.3 million was from sales costs, which is driven by increased commissions on higher sales. An increase in marketing expense of $526,000 was due to investing in growing our resume database and to win back customers lost during the economic downturn.

The increase in sales and marketing expenses in the Other segment is related to investments made in AllHealthcareJobs. We’ve invested in marketing programs and added sales personnel. In addition, variable sales compensation expense has increased, which was driven by higher sales.

General and Administrative Expenses
	Nine Months Ended September 30,			Percent
	2010	2009	Decrease	Change
	(in thousands, except percentages)
General and administrative	$14,607	$14,849	$(242)	-1.6%
Percentage of revenues	16.0%	17.8%

General and administrative expenses for the nine months ended September 30, 2010 were $14.6 million compared to $14.8 million for the same period in 2009, a decrease of $242,000, or 2%. A decrease of $1.7 million was related to a reduction in stock-based compensation expense due to certain options becoming fully vested prior to or during the current period. Partially offsetting this was an increase in incentive compensation costs and professional fees incurred to acquire WorldwideWorker and Rigzone. The addition of the Energy business added $267,000 of general and administrative expense during the current period related to executive compensation and office rent.

Depreciation
	Nine Months Ended September 30,			Percent
	2010	2009	Increase	Change
	(in thousands, except percentages)
Depreciation	$3,082	$2,786	$296	10.6%
Percentage of revenues	3.4%	3.3%

Depreciation expense for the nine month period ended September 30, 2010 was $3.1 million compared to $2.8 million for the same period in 2009, an increase of $296,000, or 11%. The increase was due to a higher depreciable fixed asset balance during the nine month period ended September 30, 2010 compared to the same period in 2009 primarily due to software and capitalized development costs related to the site enhancements made on Dice, ClearanceJobs, and AllHealthcareJobs.

Amortization of Intangible Assets
	Nine Months Ended September 30,			Percent
	2010	2009	Decrease	Change
	(in thousands, except percentages)
Amortization	$8,518	$11,730	$(3,212)	-27.4%
Percentage of revenues	9.3%	14.1%

Amortization expense for the nine month period ended September 30, 2010 was $8.5 million compared to $11.7 million for the same period in 2009, a decrease of $3.2 million, or 27%. Amortization expense in the current period decreased by $5.4 million due to certain intangible assets from the 2005 Dice acquisition and 2006 eFinancialCareers acquisition becoming fully amortized prior to or during the current period, partially offset by a $2.3 million increase for amortization of intangible assets at our recently acquired sites of AllHealthcareJobs, WorldwideWorker, and Rigzone.

Change in Acquisition Related Contingencies

The change in acquisition related contingencies for the nine month period ended September 30, 2010 was a gain of $481,000. The contingent liability related to the AllHealthcareJobs and WorldwideWorker acquisitions was reduced due to the sales performance of the business and expectations of future sales being lower than the initial assumptions.

Operating Income

Operating income for the nine months ended September 30, 2010 was $21.3 million compared to $19.3 million for the same period in 2009, an increase of $2.0 million, or 10%. The increase is primarily the result of higher revenue, partially offset by higher operating expenses. Operating expenses have increased due to increased sales compensation expense from the increased sales during the period and costs related to investments made in product development, offset partially by lower amortization of intangible assets and lower stock based compensation costs.

Interest Expense

Interest expense for the nine months ended September 30, 2010 was $2.8 million compared to $5.2 million for the same period in 2009, a decrease of $2.4 million, or 46%. The decrease in interest expense was due to lower borrowings outstanding in the nine months ended September 30, 2010, on average, as compared to the same period in 2009 due to payments made on our Amended and Restated Credit Facility and Credit Agreement. In addition, the weighted-average interest rate during the nine month period ended September 30, 2010 was less than the rate in the prior year period due to refinancing our long-term debt with a new lender in July 2010.

Deferred Financing Cost Write-off

Deferred financing costs of $1.4 million were written off in the current period. Our Amended and Restated Credit Facility was paid off in full during the period, resulting in all financing costs related to the facility to be written off. Costs of $1.5 million associated with the new Credit Agreement have been capitalized and will be amortized over the life of the Agreement. The amortization is included in interest expense.

Other income

Other income of $216,000 and $1.1 million during the nine months ended September 30, 2010 and 2009, respectively, resulted from a gain on interest rate hedges. The gains resulted from increases in the fair value of our interest rate swap agreements. We have no swaps outstanding at September 30, 2010.

Income Taxes

	Nine Months Ended September 30,
	2010	2009
	(in thousands, except
	percentages)
Income from continuing operations before income taxes	$17,416	$15,364
Income tax expense	4,261	5,728
Effective tax rate	24.5%	37.3%

Income tax expense for the nine month period ended September 30, 2010 was $4.3 million compared to $5.7 million for the same period in 2009 and the effective tax rate decreased to 24.5% from 37.3%. The rate was lower in the current period as compared to the prior year period due to a change in estimate associated with uncertain tax positions. During the current period a federal tax exam concluded in no proposed adjustment. This resulted in a decrease in the liability of $1.2 million. In addition, the statute of limitations covering certain other tax positions expired which resulted in a decrease in the liability of $0.3 million. The decrease in the liability favorably impacted income tax expense.

Liquidity and Capital Resources

We have shown our cash flows for the nine month periods ended September 30, 2010 and 2009 in the table below.

	For the nine months ended September 30,
	2010	2009

Net cash from operating activities	$34,652	$16,363

Net cash from investing activities	(46,541)	(2,020)

Net cash from financing activities	6,075	(30,881)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred income taxes, share based compensation, gain on interest rate hedges, change in acquisition related contingencies, change in accrual for unrecognized tax benefits and for the effect of changes in working capital. Net cash provided by operating activities was $34.7 million and $16.4 million for the nine month periods ended September 30, 2010 and 2009, respectively. The increase in cash provided by operating activities during these periods was primarily due to an increase in deferred revenue during the current period. Deferred revenue increased by $7.9 million during the nine months ended September 30, 2010 compared to a decrease of $9.6 million in the comparable period in 2009. The increase in deferred revenue is due to an increase in sales during the nine months ended September 30, 2010.

Investing Activities

Cash used for investing activities during the nine month period ended September 30, 2010 was $46.5 million compared to $2.0 million for the comparable period in 2009. Cash used for investing activities for the nine month period ended September 30, 2010 consisted of $43.8 million for the purchase of WorldwideWorker and Rigzone, $3.4 million of capital expenditures, $2.4 million for purchases of marketable securities, partially offset by maturities and sales of marketable securities of $3.1 million. Cash used for investing activities for the nine month period ended September 30, 2009 consisted of $2.7 million for the acquisition of AllHealthcareJobs, $2.1 million of capital expenditures, $1.8 million of purchases of marketable securities, partially offset by maturities of marketable securities of $4.5 million. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities

Cash provided by financing activities during the nine month period ended September 30, 2010 consisted of $69.0 million of borrowings on our Credit Agreement, offset by payments on long-term debt of $62.3 million and financing costs paid of $1.5 million. Cash used for financing activities for the nine month period ended September 30, 2009 consisted of $30.9 million for payments on the term portion of our Amended and Restated Credit Facility.

Credit Agreement

On July 29, 2010, we entered into a Credit Agreement which provides for a revolving facility of $70.0 million and a term facility of $20.0 million, with each facility maturing in January 2014. Proceeds from the Credit Agreement were used to pay the full amount outstanding on the Amended and Restated Credit Facility, terminating that facility. Quarterly payments of $1.0 million of principal are required on the term loan facility, commencing December 31, 2010. The revolving loans and term loan may be prepaid at any time without penalty, although payments of principal on the term loan facility result in permanent reductions to that facility.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, like stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency.

 The obligations under the Credit Agreement are guaranteed by two of the Company’s wholly-owned subsidiaries, JobsintheMoney.com, Inc. and Targeted Job Fairs, Inc., and secured by substantially all of the assets of the Company and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies

The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of September 30, 2010:

	Payments by period
	Total	October 1, 2010 through December 31, 2010	2011-2012	2013-2014	Thereafter
	(in thousands)
Long-term debt	$57,000	$1,000	$8,000	$48,000	$-
Operating lease obligations	5,423	347	2,135	839	2,102
Total contractual obligations	$62,423	$1,347	$10,135	$48,839	$2,102

 We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2010, we had $57.0 million outstanding under our Credit Agreement. Interest payments are due on the facility at varying, specified periods (to a maximum of three months). See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to the Credit Agreement. Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on LIBOR, a Eurocurrency rate, or a base rate or a reference rate.

We have contingent payments related to the AllHealthcareJobs, WorldwideWorker and Rigzone acquisitions to be paid in the future upon the achievement of certain operating and financial goals until December 31, 2011. As of September 30, 2010, a liability of $10.8 million is recorded for these contingencies.

As of September 30, 2010, we have recorded approximately $4.3 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2010, are $4.3 million of tax benefits that, if recognized, would affect the effective tax rate.

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

The significant increase in the unemployment rate and general reduction in recruitment activity during late 2008 and throughout 2009 negatively impacted our revenues and income. We began to see improvement in recruitment activity during the latter half of 2009 and that improvement has continued through the third quarter of 2010. Our revenues in the third quarter of 2010 were up 29% over the same period in 2009 and were up 15% over the second quarter of 2010. Revenue growth in the third quarter without the impact of our 2010 WorldwideWorker and Rigzone acquisitions was 23% over the same period in 2009. We saw an increase in the number of customers served at Dice.com from approximately 6,750 customers at June 30, 2010 to approximately 7,050 customers at September 30, 2010.

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

Foreign Exchange Risk

We conduct business serving 18 markets, in five languages across Europe, Asia, Australia, and Canada using the eFinancialCareers name. Our WorldwideWorker business serves certain of the major energy regions of the world. Our revenues earned outside the United States and collected in local currency for the nine months ended September 30, 2010 and 2009 were approximately 23% and 21%, respectively. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the nine months ended September 30, 2010 would have been a decrease of approximately $210,000.

The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2010 and December 31, 2009 our cumulative translation adjustment, net of tax, decreased stockholders’ equity by $10.9 million and $10.0 million, respectively. The change from December 31, 2009 to September 30, 2010 is primarily attributable to the strengthening of the U.S. dollar against the pound sterling.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate, a Eurocurrency rate, or a base rate, plus a margin. As of September 30, 2010, we had outstanding borrowings of $57.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense for the remainder of 2010 on our current borrowings would increase by approximately $43,000.

We also have interest rate risk related to our portfolio of marketable securities and money market accounts. Our marketable securities and money market accounts will produce less income than expected if market interest rates fall.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer and Chief Financial Officer for the period covered by this report. We acquired Rigzone.com, Inc. in the third quarter of 2010. Rigzone represented approximately 18% of our total assets as of September 30, 2010 and 3% of our revenues for the three month period ended September 30, 2010. As the acquisition occurred during 2010, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Rigzone. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on such evaluations, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Stock Purchase Agreement, dated as of August 11, 2010, by and among Dice Holdings, Inc., Rigzone.com, Inc. and David Kent, Jr. (with agreement of the Company to provide schedules) (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on August 16, 2010).

4.1*
Credit Agreements dated as of July 29, 2010 among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various parties lender thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, J.P. Morgan Securities, Inc., and Key Banc Capital Markets Inc., as Joint Lead Arrangers and Co-Book Managers

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
DATE: November 2, 2010
/s/ Scot W. Melland
Scot W. Melland
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael P. Durney
Michael P. Durney, CPA
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated as of August 11, 2010, by and among Dice Holdings, Inc., Rigzone.com, Inc. and David Kent, Jr. (with agreement of the Company to provide schedules) (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on August 16, 2010).

4.1*
Credit Agreements dated as of July 29, 2010 among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various parties lender thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, J.P. Morgan Securities, Inc., and Key Banc Capital Markets Inc., as Joint Lead Arrangers and Co-Book Managers

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