Form 10-K
period 2010-12-31
DICE HOLDINGS, INC.
filed 2011-02-07
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
______________________________________________
 OR

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-33584
 ______________________________________________
DICE HOLDINGS, INC.
(Exact name of Registrant as specified in its Charter)
 ______________________________________________

Delaware	20-3179218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 Avenue of the Americas, 16thFloor
New York, New York	10018
(Address of principal executive offices)	(Zip Code)
(212) 725-6550
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
 ______________________________________________

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   ☐   Accelerated filer ☑ Non-accelerated filer   ☐    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $110,000,000 as of June 30, 2010, the last business day of the registrant’s second fiscal quarter of 2010.
As of January 31, 2011, there were 64,875,548 shares of the registrant’s common stock (“Common Stock”) outstanding, par value of $.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2010.

DICE HOLDINGS, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, and descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	competition from existing and future competitors;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	failure to develop and maintain our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ personal information;

•	our indebtedness;

•	inability to borrow funds under our Credit Agreement or refinance our debt;

•	periods of operating and net losses and history of bankruptcy;

•	covenants in our Credit Agreement;

•	inability to successfully identify or integrate future acquisitions;

•	strain on our resources due to future growth;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	control by our principal stockholders;

•	compliance with certain corporate governance requirements and costs incurred in connection with being a public company;

•	compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•	failure to maintain internal controls over financial reporting;

•	loss of key executives and technical personnel;

•	U.S. and foreign government regulation of the Internet and taxation;

•	changes in foreign currency exchange rates;

•	our foreign operations;

•	inability to expand into international markets;

•	unfavorable decisions in proceedings related to future tax assessments;

•	taxation risks in various jurisdictions for past or future sales; and

•	write-offs of goodwill.

PART I.

Item 1.    Business

Information Availability
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other material information concerning us are available free of charge on the Investor Relations page of our website at www.diceholdingsinc.com. Our reports filed with the SEC are also available at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, by calling 1-800-SEC-0330, or by visiting http://www.sec.gov.

Overview
We are a leading provider of specialized career websites for select professional communities. We target employment categories in which there is a long-term scarcity of highly skilled, highly qualified professionals relative to market demand. Our career websites serve as online marketplaces where employers and recruiters find and recruit prospective employees, and where professionals find relevant job opportunities and information to further their careers. Each of our career websites offers job postings, content, career development and recruiting services tailored to the specific needs of the professional community that it serves. Our largest websites by revenue are Dice.com, the leading career website in the United States for technology and engineering professionals, and eFinancialCareers.com, the leading global career website for financial markets professionals.
The Dice.com service has operated for over 20 years, while eFinancialCareers.com has been in operation for over ten years. Through eFinancialCareers, we have been able to extend our operations into financial services, expand our presence internationally into Europe and Asia, and broaden our expertise in content and community features. eFinancialCareers.com operates local websites serving 18 markets and five languages for financial markets professionals primarily in the United Kingdom, Continental Europe, North America, Middle East, Southeast Asia and Australia. To expand our strategic footprint, in June 2009, we acquired AllHealthcareJobs, a leading career website in the United States for healthcare professionals. During 2010, we acquired the online and career-events business of WorldwideWorker.com ("WorldwideWorker"), a global leader in online recruitment for the energy industry, as well as Rigzone.com, Inc. ("Rigzone"), a market leader in the oil and gas industry delivering career management, information and data services.
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
Our Company
Through our predecessors, we have been in the technology recruiting and career development business for over 20 years. In 1999, the Dice.com service was acquired by Earthweb Inc., an Internet technology content provider, which at the time of the acquisition was a publicly held company with its common stock traded on the NASDAQ National Market. During 2000, Earthweb Inc. (which subsequently changed its name to Dice Inc. (“Dice Inc.”) made a strategic decision to focus on technology recruiting and career development and exited the technology content-based business.
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
Dice Holdings, Inc. (the “Company” or “DHI”) was incorporated on June 28, 2005 by investment funds organized by General Atlantic, LLC (the “General Atlantic Stockholders”) and Quadrangle Group LLC (the “Quadrangle Stockholders” and, together with the General Atlantic Stockholders, the “Principal Stockholders”). On August 31, 2005, Dice Holdings, Inc. purchased all of the outstanding common stock of Dice Inc. from its stockholders (the “2005 Acquisition”), and Dice Inc. became its wholly-owned subsidiary. DHI is a holding company and its assets consist substantially of the capital stock of its subsidiaries, Dice Inc., eFinancialGroup, JobsintheMoney.com, Inc. and Rigzone.com, Inc.
On October 31, 2006, DHI acquired all of the outstanding capital stock of eFinancialGroup (the “eFinancialGroup Acquisition”). eFinancialGroup operated the career websites eFinancialCareers.com, which targets financial markets professionals and employers worldwide, and JobsintheMoney.com, which targets the finance and accounting job market in the United States, and a financial publishing business, eFinancialNews. As consideration for the acquisition, Dice Holdings, Inc. paid the stockholders of eFinancialGroup £56.5 million (or approximately $106.3 million at the exchange rate in effect on October 31, 2006) in cash and issued 3,628,992 shares of its Series A convertible preferred stock valued at $25.2 million. Immediately after the acquisition, Dice Holdings, Inc. sold eFinancialNews back to certain of eFinancialGroup’s former stockholders for approximately $41.6 million in cash. Operating results of eFinancialGroup and JobsintheMoney occurring subsequent to the eFinancialGroup Acquisition are included in the consolidated operating results of Dice Holdings, Inc. Total consideration for eFinancialGroup, excluding eFinancialNews, was $89.9 million (which amount includes the value of 3,628,992 shares of the Series A convertible preferred stock of Dice Holdings, Inc. issued as partial consideration for the eFinancialGroup Acquisition).
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
On May 6, 2010, we acquired the online and career-events business of WorldwideWorker.com, a global leader in online recruitment for the energy industry. The purchase price consisted of initial consideration of $6.0 million in cash. Additional consideration of up to a maximum of $3.0 million in cash is payable upon the achievement of certain financial goals over the two year period ending December 31, 2011. The acquisition resulted in recording intangible assets of $4.9 million and goodwill of $4.9 million.
On August 11, 2010, we acquired all of the issued and outstanding shares of Rigzone.com, Inc., a market leader in the oil and gas industry delivering online content, data, advertising and career services. Rigzone has generally focused its efforts on the U.S. market. The purchase expanded our footprint in the energy vertical. The purchase price consisted of initial consideration of approximately $39 million in cash. On or about October 15, 2011, additional consideration of up to a maximum of $16 million in cash is payable upon the achievement of certain revenue goals through June 30, 2011. The amount of the contingent payment is equal to five times the amount by which revenue for the year ended June 30, 2011 exceeds $8.2 million. Approximately $3.9 million of the purchase price was placed in an escrow account, with funds to be released to pay indemnification claims. The escrow arrangement will terminate in October 2011. The acquisition resulted in recording intangible assets of $24.6 million and goodwill of $30.2 million.
Our Segments
During 2010 we changed our reporting segments to reflect our current operating structure. All prior periods have been recast to reflect the current segment presentation. The following table summarizes our revenues for our products and services, which are described in each of the subsequent reporting segment discussions:

	Year ended December 31,
	2010		2009		2008
	(in thousands, except percentages)
Revenues:
Tech & Clearance	$88,206	68.4%	$80,918	73.6%	$107,329	69.2%
Finance	33,730	26.1%	26,734	24.3%	42,424	27.4%
Energy	4,440	3.5%	—	—%	—	—%
Other	2,621	2.0%	2,339	2.1%	5,256	3.4%
Total revenues	$128,997	100.0%	$109,991	100.0%	$155,009	100.0%

Refer to the notes to our consolidated financial statements for a measure of profit and assets by segment.

Tech & Clearance
Our Tech & Clearance reporting segment is comprised of the Dice and ClearanceJobs career websites. Revenues are derived mostly from sales of recruitment packages to recruiters and employers, which are a combination of job posting slots and access to a searchable database of candidates. Revenues are also generated from the sale of classified job postings to recruiters and employers, along with website advertising.
Dice.com is the leading recruiting and career development website for technology and engineering professionals in the United States. During January 2011, Dice.com had over 2.3 million unique visitors, an increase of 4% since January 2010. As of January 31, 2011, there were approximately 75,000 job postings on Dice.com.
ClearanceJobs.com is the leading recruiting and career development website for professionals with active U.S. government security clearance. During January 2011, ClearanceJobs.com had approximately 375,000 unique visitors, a decrease of approximately 1% since January 2010, and as of January 31, 2011 had approximately 7,400 job postings on ClearanceJobs.com.
Finance
Our Finance reporting segment represents the eFinancialCareers business worldwide, including both the International and North American operating segments. Revenues are derived from the sale of job postings, access to a searchable database of candidates, classified job postings, and website advertising, either as part of a package or individually.
eFinancialCareers.com is the leading global recruiting and career development website for financial markets professionals and serves the financial services industry in various markets around the world. During January 2011, eFinancialCareers.com had approximately 1.3 million unique visitors worldwide, including visitors who came to more than one site in the network during the month, an increase of 7% since January 2010. As of January 31, 2011, there were approximately 9,200 job postings on eFinancialCareers.com.
Energy
Our Energy reporting segment includes the WorldwideWorker and Rigzone operating segments, both of which were acquired during 2010. Revenues are derived from sales of job postings, access to a searchable database of candidates, classified job postings, and website advertising, either as part of a package or individually. Revenues are also generated from the sale of subscriptions to energy industry data and from recruitment services at energy industry events.

WorldwideWorker.com is a global leader in online recrutiment for the energy industry. WorldwideWorker was acquired in May 2010. During January 2011, Worldwideworker.com had approximately 160,000 unique visitors, an increase of 2% from January 2010, and as of January 31, 2011 had approximately 250 job postings on WorldwideWorker.com.
Rigzone.com is a market leader in the oil and gas industry delivering career management, information and data services. Rigzone was acquired in August 2010. During January 2011, Rigzone.com had approximately 560,000 unique visitors, an increase of 17% from January 2010, and as of January 31, 2011 had approximately 3,800 job postings on Rigzone.com.
Other
Our Other reporting segment is comprised of Targeted Job Fairs, AllHealthcareJobs.com (beginning June 2009) and JobsintheMoney (shut down in June 2010). Revenues are mostly derived from sales of recruitment packages to recruiters and employers, which is a combination of job posting slots and access to a searchable database of candidates. Revenues are also generated from the sale of classified job postings to recruiters and employers, along with website advertising and job fair revenue.
AllHealthcareJobs.com is a leading recruiting and career development website for healthcare professionals. AllHealthcareJobs.com was acquired in June 2009. During January 2011, AllHealthcareJobs.com had approximately 300,000 unique visitors, a decrease of approximately 17% since January 2010. As of January 31, 2011 had approximately 14,000 job postings.
Targeted Job Fairs is a leading producer and host of career fairs and open houses focused primarily on technology and security-cleared candidates in the United States.
We have experienced significant revenue growth since 2005. We generated revenues from continuing operations of $129.0 million in 2010, up from $50.8 million in 2005, representing a CAGR of 20%, and we grew our operating income and cash flow from operations from $9.8 million and $24.2 million to $32.2 million and $47.1 million, representing a CAGR of 27% and 14%, respectively, over the same period. The significant increase in the unemployment rate and general reduction in recruitment activity negatively impacted our revenues and income during late 2008 and throughout 2009. We began to see improvement in recruitment activity during the latter half of 2009 and that improvement continued in 2010. During the year ended December 31, 2010, we experienced an increase in total revenues of 17% as compared to the same period in 2009. We saw an increase in the number of customers served at Dice.com from approximately 5,900 customers to approximately 7,000 customers during 2010.
Any slowdown in recruitment activity that occurs will negatively impact our revenues and results of operations. Alternatively, a decrease in the unemployment rate or a labor shortage generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and database licenses and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to a year.
Our Industry
We operate in the online employment advertising segment of the broader market for staffing and employment services. The worldwide market for staffing and employment advertising is large and shifting online at a rapid pace.We believe that the overall demand for employment advertising and recruiting and career development products and services has significant long-term growth potential. Over the next decade, the aging labor force of the United States is expected to lead to a labor supply-demand imbalance as baby-boomers retire. We believe that international economies show similar trends, with an aging labor force in Europe and shortages of skilled professionals to meet the demand of developing economies in Asia.
We also believe that certain industries that employ highly skilled and highly paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. According to the U.S. Bureau of Labor Statistics, for instance, more than half of the new jobs created will be in professional and related occupations and service occupations. Additionally, 22 of the top 30 fastest-growing occupations in the United States during the period from 2008 to 2018 are expected to be in technology, finance, and healthcare fields. Further, the current labor market for computer-related occupations is significantly tighter than the overall employment market in the U.S.
We believe that the market for employment advertising will continue to shift online due to:

•	Expansion in the size of the Internet population and increased broadband access. The Internet population continues to grow and, according to IDC, the number of global Internet users is projected to grow from 1.6 billion in 2009 to over 2.2 billion in 2013. Forrester Research, US, or "Forrester", projects that broadband penetration will have reached 91% at the end of 2010. This trend is bringing online large groups of workers from diverse industry segments and enabling employers to target them through online classified advertisements.

•
Shift in media consumption and spending from offline to online media. Increased penetration of broadband Internet connections is fueling not only the growth in the number of Internet users but also the amount of time consumers are spending online (on an absolute basis and relative to using other media). In 2010, Forrester found that consumers spent 50% of their media consumption hours online. While U.S. online advertising budgets are large and growing, online marketing spend represents only a small fraction of total advertising spending. According to Forrester, online advertising budgets were estimated to be approximately $25.6 billion in 2009, which was just 12% of total U.S. advertising expenditures. We believe that over time, advertisers will follow consumer behavior and invest a growing share of their marketing budgets in online advertising. Forrester projected that U.S. online advertising would reach $55.0 billion in 2014 and represent 21% of all marketing spend, representing a CAGR of approximately 17% from 2005.

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
Benefits to Professionals
Access to a large number of relevant job postings. Our career websites provide a large number of job postings for technology and engineering, financial services, energy, healthcare and U.S. government security-clearance positions. For example, as of January 31, 2011, Dice.com had 75,000 individual job postings for technology and engineering professionals, which we believe to be the largest concentration in the United States in these verticals, and eFinancialCareers had more than 8,400 job postings for financial markets professionals. ClearanceJobs.com had 7,400 job postings for individuals with U.S government security-clearance. In addition, the specialized focus of our career websites benefits professionals by helping to ensure that the job opportunities posted by our customers are relevant and attractive to them.

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
Benefits to our Customers
Unique pools of qualified professionals. We seek to improve the efficiency of the recruiting process for our customers by providing quick and easy access to large and up-to-date pools of highly qualified and hard-to-reach professionals. The professionals who post their resumes on Dice.com are highly educated, with approximately 74% having a bachelor’s degree or higher, as of January 2011. Our online surveys indicate that over 78% of professionals who use Dice.com have more than five years of experience, more than half have greater than 10 years of experience, and the majority are currently employed. We believe the high number of employed, or “passive,” job seekers that use our websites makes our online career websites more attractive to our customers because actively employed professionals often make for more attractive candidates. Moreover, because the communities of professionals who visit our websites are highly skilled and specialized within specific industries, we believe our customers reach a more targeted and qualified pool of candidates than through generalist sites. Additionally, the size and geographic scope of the eFinancialCareers network, which operates career websites in 18 markets around the world, provides customers with access to highly targeted financial markets professionals around the world.
Efficient and targeted candidate searches. Our career websites are easy to use and our search engines are designed so that our customers can search our resume databases quickly to find professionals who meet specified criteria. We believe that this approach results in a faster and more efficient search for candidates which improves customers overall efficiency in their recruiting efforts and increases customer preference for our recruiting solutions relative to those of our competitors.
High-quality customer support. We are able to differentiate ourselves from our competitors by providing extensive ongoing support to our customers. Our customer support representatives focus on building customer loyalty, aiding customers in elevating job performance, customer training, proactive follow-up support, reactive troubleshooting, maintenance and expansion of customer relationships and compliance. We personalize our customer support efforts by providing our customers with representatives that are knowledgeable about the professional communities we serve and the skill sets of professionals in those communities. For example, we help our customers draft job postings and build specific candidate searches, improving the relevancy of job postings for professionals, and helping our customers find and attract qualified candidates.
Our Strategy
Our goal is to be the leading global network of specialized career websites for select professional communities. Our primary objective is to maximize the long-term potential of our career websites. We continue to pursue our goals by pursuing the following strategies:
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
Further build brand awareness. Brand recognition is a key differentiating factor among providers of traditional and online recruiting and career services. We believe that during the 20 years we have operated Dice.com and the ten years that eFinancialCareers has been in operation, we have fostered brands that are closely associated with ease of use and high quality sector-specific career and recruiting services within their professional communities. We will continue to invest in increasing brand awareness through targeted marketing and advertising campaigns in order to attract new customers and professionals.
Enhance content and community features across our websites. We believe that both active and passive job seekers find value in the free information and services we provide, and we intend to enhance, expand and develop additional content and community features across our websites. For example, Dice.com launched a discussion board where technology professionals come together to discuss career advice and network with each other. In 2010, Dice launched Dice Talent Network™ that allows for direct interaction between technology professionals and recruiters or companies that seek to recruit them. eFinancialCareers has invested in producing significant online and offline content tailored to each of its websites and audiences. In addition, by powering the job boards of an estimated additional 80 websites in the financial services sector, including well-known, worldwide financial publications, eFinancialCareers is able to position its job postings next to high quality, third party content. We believe enhancing our community features will increase the level of engagement we have with our audience and our audience has with each other.
Further expand our services globally. We believe there are significant long-term global growth opportunities for the online recruitment and employment advertising industry. As in the United States, there is increasing demand for specialized online recruiting in both emerging and established economies worldwide. Consistent with this belief, we acquired eFinancialGroup in 2006, and, as a result, we now have a strong presence in the United Kingdom, as well as a presence in important financial services centers around the world. In addition we acquired WorldwideWorker and Rigzone in 2010 which serve the energy industry worldwide. We believe the expertise and reach of our brands will provide a strong position to expand our business and brands into new markets. We will also continue to evaluate and selectively pursue other growth opportunities that will allow us to further expand our business outside of the United States.
Selectively expand into new verticals. We believe other professional communities have characteristics that would support specialized career websites. We will consider entering into new verticals that meet specific criteria, primarily focusing on hard-to-find, highly skilled and highly paid professionals. We entered the healthcare vertical during 2009 with our acquisition of AllHealthcareJobs.com. We also entered the energy industry vertical in 2010 with our acquisitions of WorldwideWorker.com and Rigzone.com. We believe we can leverage our experience serving unique vertical or industry markets as we pursue opportunities in other vertical industries. For example, we have been able to increase ClearanceJobs.com’s revenues more than twenty-fold since we acquired it in 2004, which demonstrates our ability to successfully leverage our experience in serving high growth communities as we expand into new verticals.
Products and Services
We provide leading recruiting and career development websites for direct employers, recruiters and staffing companies and technology and engineering, financial services, capital markets, energy, healthcare, and security-cleared professionals. We provide our customers with access to unique pools of experienced and highly qualified professionals, and our professionals with jobs and career information along with access to collections of full-time, part-time and contract positions. Both customers and professionals provide content for our career websites by posting descriptions of available jobs and resumes. Our search technology and specialized focus enable us to provide professionals with the ability to perform highly targeted job searches based on specific criteria, including locations, types of employment, skills and keywords. Our vertical focus allows users to find the information they are looking for faster and easier than general job boards. Our career websites also offer career resources, such as specialized content and industry news.
We offer our recruiting and career development services and tools through the following six websites, each of which focuses on different career sectors:
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
Customers have access to specific tools and resources that Dice.com provides to help recruiters and human resources managers improve the effectiveness of their recruitment processes. Through our resume database offerings, Dice.com provides customers with the ability to conduct powerful, detailed searches of candidate resumes that match desired criteria, the results of which are delivered by email to our customers. Dice.com also provides professionals with job search tools, resume posting and career-related content. In January 2011, Dice.com had over 2.1 million unique visitors and ended the month with more than 1.1 million searchable resumes. Approximately 650,000 of these resumes are more than one year old.
Customers can purchase recruitment packages, classified postings or advertisements. Approximately 84% of Dice.com revenue is derived from recruitment packages. Recruitment packages offer our customers the ability to access the candidate resume database and post jobs in job slots. Job slots allow our customers to rotate an unlimited number of jobs through the same slots during the contract period. Our base monthly recruitment package gives our customers a single license to search our candidate resume database and the ability to post positions in up to five job slots. Customers are incentivized to purchase our recruitment packages on an annual basis. Our classified postings allow our customers to post a single job for a period of 30 days. General website advertising does not generate a significant portion of our revenue, but may be purchased separately or as part of a recruitment package.
ClearanceJobs.com is the leading online career website dedicated to matching candidates with active or current U.S. government security clearance to the best hiring companies searching for security-cleared employees. ClearanceJobs.com provides professionals with many of the career development tools, such as resume writing tips and salary surveys, offered on Dice.com. We believe ClearanceJobs.com has the largest and fastest-growing database of active security-cleared candidates available online, with approximately 160,000 resumes as of January 31, 2011. The majority of candidates with resumes in our database have high-level security clearance.
eFinancialCareers.com is the leading global recruiting and career development network of websites for financial markets professionals, including investment banking, asset management, insurance, retail banking, hedge funds and senior corporate finance professionals. eFinancialCareers was launched in the United Kingdom in 2000, and now operates career websites in 18 markets in five languages primarily in the U.K., Continental Europe, North America, the Persian Gulf States, Southeast Asia and Australia using the eFinancialCareers name. eFinancialCareers has expanded its career site network through distribution agreements by which it powers the job boards of an additional 80 websites in the finance sector, including well-known worldwide capital markets publications and organizations, such as Thomson Reuters (U.K., France, Italy, Germany, Africa and Gulf), Institutional Investor (U.S.), L’Expansion and l’Express (France), Milano Finanza (Italy), Finance Asia (Southeast Asia) and Financial Standard (Australia). As a result, eFinancialCareers is able to greatly enhance the reach and visibility of its job postings and has attracted an audience of cross-border customers and professionals willing to seek jobs in markets other than their own. eFinancialCareers does not generate revenues from its distribution agreements.
eFinancialCareers’ customers primarily post jobs targeting specific sectors within the financial services industry, and can also search the resume database of highly qualified and specialized professionals in this sector. In addition to allowing professionals to post resumes and apply for listed positions, eFinancialCareers also provides professionals with career enhancement tools and resources, such as employer profiles, newsletters, and industry surveys. eFinancialCareers also provides both professionals and graduating students with professional education and training materials. As of January 31, 2011, eFinancialCareers.com had approximately 750,000 searchable resumes.
WorldwideWorker.com is a leading career website dedicated to online recruitment for the energy industry. In January
2011, WorldwideWorker.com had over 160,000 unique visitors and ended the month with approximately 460,000 resumes.
Rigzone.com is a leading career website dedicated to delivering online content, data, advertising and career services in the oil and gas industry. In January 2011, Rigzone.com had over 560,000 unique visitors and ended the month with approximately 280,000 resumes.
AllHealthcareJobs.com is a leading career website dedicated to matching healthcare professionals with available career opportunities. We believe AllHealthcareJobs.com has the largest and fastest-growing database of healthcare professionals available online, with approximately 330,000 resumes as of January 31, 2011.
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
Our customer marketing efforts are directed at targeted customer acquisition and have been effective in producing new customers. We also employ marketing efforts directed at retaining our existing customers. eFinancialCareers has built its brand awareness through strategic relationships, but without significant spending on marketing and advertising. In addition to our sales efforts described below, our customer marketing efforts are conducted through direct mail and email campaigns, high impact marketing, trade shows, and events. For instance, we send over 1.5 million emails and 175,000 pieces of direct mail to our existing and potential customers on a monthly basis. We also reach our customers through the use of direct marketing educational campaigns, which keep them aware of recruiting developments and practices.
Our sales efforts focus on further penetrating the market for recruiting and career development services. Our field sales group targets Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our sales organization focuses on generating new business from recruiters and small and mid-size companies, renewing customer contracts and increasing the service levels that customers purchase, as well as servicing the needs of our largest clients. As of December 31, 2010, our sales organization employed 85 sales personnel in the United States and 33 in the rest of the world.
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
Customers
We currently serve a diversified customer base consisting of over 10,000 customers. No customer for our career website services accounted for more than 1% of our revenues in 2010. Our customers include small, mid-sized and large direct employers and staffing companies, recruiting agencies and consulting firms. As of December 31, 2010, significant customers of Dice.com and ClearanceJobs.com included AT&T, Adecco, Lockheed Martin, Manpower, Raytheon and Robert Half, and significant customers of eFinancialCareers included Robert Half, Barclays, Moody’s Investors Service, JP Morgan Chase, SThree, Société Générale and Macquarie Group. Significant customers of Rigzone and WorldwideWorker include Halliburton, Schlumberger, Baker Hughes, Petronas, Saudi Aramco, and Addax Petroleum.
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

•	social and professional networking sites, such as LinkedIn;

•	aggregators of classified advertising, including SimplyHired, Indeed, Google and Craigslist;

•
newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards;

•	specialized job boards focused specifically on the industries we service, such as FT.com and ComputerJobs.com;

•	new and emerging competitors with new business models and products; and

•	our customers, who seek to recruit candidates directly by using their own resources, including corporate websites.
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
We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. We have registered the DICE trademark in the United States, Canada and the European community and the JOBSINTHEMONEY, CLEARANCEJOBS.COM and RIGZONE trademarks in the United States. We have registered the EFINANCIALCAREERS mark on the Supplemental Register in the United States and have applied for registration of the mark in other jurisdictions. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites, and do not intend to register such copyrights.
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
Employees
As of December 31, 2010, we had 338 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Item 1A.    Risk Factors

We may be adversely affected by cyclicality or an extended downturn in the United States or worldwide economy, or in or related to the industries we serve.
Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Demand for these professionals, and professionals in the other vertical industries we serve such as healthcare or energy, tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology, finance and other vertical industries we serve, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in certain of the vertical industries we serve, such as technology. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2010, the seasonally unadjusted U.S. unemployment rate was 5.3% for computer related occupations, 6.4% in the finance sector, 5.2% in the healthcare sector and 9.4% overall, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009 we experienced a 29% decline in revenues compared to 2008. The economic environment and recruitment activity improved during the latter half of 2009 and throughout 2010. However, if the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.

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
The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder (owned by Gannett, Tribune, McClatchy and Microsoft) and Monster.com, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com and ComputerJobs.com. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards. In addition, we face competition from aggregators of classified advertising, including SimplyHired, Indeed and Google; Craigslist. Social and professional networking sites, such as LinkedIn, compete with us in providing professional services. We also compete with new and emerging competitors with new business models and products that customers are more willing to try in periods of economic uncertainty. In addition, many of our customers also seek to recruit candidates directly by using their own resources, including corporate websites. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, or the qualified professionals who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced. Additionally, job postings and resume posting in the career services industry are not marketed exclusively through any single channel, and accordingly, our competition could aggregate a set of postings similar to ours. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.
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
Many individuals are using devices other than personal computers to access the Internet. If users of these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.
The number of people who access the Internet through devices other than personal computers, including mobile telephones, personal digital assistants, smart phones and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. If we are unable to develop mobile solutions to meet the needs of our users, our business could suffer. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.
If we fail to develop and maintain our reputation and brand recognition our business could be adversely affected.
We believe that establishing and maintaining the identity of our brands, such as Dice, eFinancialCareers, Rigzone, WorldwideWorker, AllHealthcareJobs, and ClearanceJobs, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of Internet services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.
Our business is largely based on customers who purchase monthly or annual recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.
Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings or advertisements. Most of our revenues are generated by the fees we earn from our customers who purchase monthly or long-term recruitment packages. Our growth depends on our ability to retain our existing monthly and annual recruitment package customers and to increase the number of customers who purchase recruitment packages. Any of our customers may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. We cannot assure you that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses. The economic downturn and decrease in recruitment activity during 2008 and 2009 created a reduced need for our services from our customers; during the downturn, our revenues declined by 29% from 2008 to 2009.

If we fail to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, our revenues could decline.
The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated, with, as of January 2011, approximately 74% having a bachelor’s degree or higher. Our online surveys indicate that 78% of professionals who use Dice.com have more than five years of experience, greater than half have more than 10 years of experience and most are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for candidates elsewhere, which could cause our revenues to decline.
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
Additionally, overall Internet usage could decline if any well publicized compromise of security occurs or if there is a perceived lack of security of information, including credit card numbers and other personal information. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment and online job boards, in particular, have been targeted by hackers who seek to gain unauthorized access to job seeker and customer data for purposes of implementing “phishing” or other schemes. Despite our implementation of firewalls, switchgear and other network security measures, our websites, servers, databases and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. Our systems, like the systems of many other career websites, have been targeted in the past in cyber attacks and hacks and may continue to be subject to such attacks. We will continue to review and enhance our computer systems to try to prevent unauthorized and unlawful intrusions, but in the future it is possible that we may not be able to prevent all intrusions and such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of proprietary or personal information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by computer viruses or other similar disruptive problems and we could inadvertently transmit viruses across our networks to our users or other third parties. Our hardware and back up systems could fail causing our services to be interrupted. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.

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
As of December 31, 2010, we had $41.0 million of outstanding indebtedness under our Credit Agreement and we had the ability to borrow an additional $48.0 million. Following the payment of $6.0 million in January 2011, we had $35.0 million of outstanding indebtedness under our Credit Agreement. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us or at all.
Our Credit Agreement contains a revolving facility, the funding of which is dependent on three financial institutions. Given the uncertainty of the credit markets, it is possible that one or more of the lenders will refuse or be unable to satisfy their commitment to lend to us should we need to borrow funds under the revolving credit facility. If borrowings are unavailable to us and we cannot generate sufficient revenues to fund our operations, our business will be adversely affected. In addition, the inability to borrow could hinder growth if we need funds to complete an acquisition.
Our indebtedness could limit our ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;

•	plan for, or react to, changes in our business and the industries in which we operate;

•	make future acquisitions or pursue other business opportunities; and

•	react in an extended economic downturn.

The terms of our Credit Agreement may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.
Our Credit Agreement contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	pay dividends and make other restricted payments;

•	create liens;

•	make investments and acquisitions;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions;

•	reduce our cash balances below certain levels; and

•	make capital expenditures.

Our Credit Agreement also requires us to maintain certain financial ratios. A failure by us to comply with the covenants or financial ratios contained in our Credit Agreement could result in an event of default under the facility which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our Credit Agreement, the lenders under our Credit Agreement will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under our Credit Agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.
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
If we are not able to successfully identify or integrate recent or future acquisitions our management’s attention could be diverted, and our efforts to integrate future acquisitions could consume significant resources.
An important component of our strategy is to expand the geographic markets and the vertical sectors we serve and diversify the products and services we offer through the acquisition of other complementary businesses and technologies (for example, the 2010 WorldwideWorker and Rigzone acquisitions, the 2009 AllHealthcareJobs acquisition and the 2006 eFinancialGroup Acquisition). Our further growth may depend in part on our ability to identify additional suitable acquisition candidates and acquire them on terms that are beneficial to us. We may not be able to identify suitable acquisition candidates or acquire them on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired business into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

•	expenses, delays and difficulties in integrating the operations, technologies and products of acquired companies;

•	potential disruption of our ongoing operations;

•	diversion of management’s attention from normal daily operations of the business;

•	inability to maintain key business relationships and the reputations of acquired businesses;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the impairment of relationships with customers and partners of the acquired companies or our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

•	entry into markets in which we have limited or no prior experience and in which our competitors have stronger market positions;

•	dependence on unfamiliar employees, affiliates and partners;

•	the amortization of the acquired company’s intangible assets;

•	insufficient revenues to offset increased expenses associated with the acquisition;

•	inability to maintain our internal standards, controls, procedures and policies;

•	reduction or replacement of the sales of existing services by sales of products and services from acquired business lines;

•	potential loss of key employees of the acquired companies;

•	difficulties integrating the personnel and cultures of the acquired companies into our operations;

•
in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

•	the impact of potential liabilities or unknown liabilities of the acquired businesses.
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
As our operations have expanded, we have experienced a rapid growth in our headcount. We grew from 169 employees at December 31, 2005 to 338 employees at December 31, 2010. Our rapid growth has demanded and will continue to demand substantial resources and attention from our management, including improving our operational and financial systems and expanding, training, retaining and managing our employee base. If we do not effectively manage our growth and expand, train, retain and manage our employee base, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses and reduce our profitability.
Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.
Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our trademarks, trade names and service marks and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied for trademarks and service marks that we use in connection with our business, including DICE, CLEARANCEJOBS.COM, JOBSINTHEMONEY, EFINANCIALCAREERS and RIGZONE. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, vendors and customers to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, which could adversely affect our business and reputation.
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
We are controlled by two groups of principal stockholders, as well as management stockholders, whose interest in our business may be different than yours.
Together, the Principal Stockholders beneficially own approximately 50% of our outstanding common stock as of January 31, 2011. Our Principal Stockholders together with certain of our officers and employees, which we refer to as the “Management Stockholders” beneficially own approximately 61%. Accordingly, together the Principal Stockholders and Management Stockholders can exercise significant influence over our business policies and affairs, including the composition of our board of directors, and over any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. The concentration of ownership of the Principal Stockholders may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of the Principal Stockholders, even if such events are in the best interests of minority stockholders. In addition, in connection with our IPO, we entered into the Institutional and Management Shareholders Agreement, or the “Institutional Shareholder Agreement,” with the Principal Stockholders and Management Stockholders. In accordance with the Institutional Shareholder Agreement, each of the Principal Stockholders has the right to designate up to (1) three members of our board of directors if such Principal Stockholder owns 17.5% or more of our common stock, (2) two members of our board of directors if it owns less than 17.5% but at least 10% of our common stock, and (3) one member of our board of directors if it owns less than 10% but at least 5% of our common stock. If a Principal Stockholder owns less than 5% of our common stock, it will no longer be entitled to designate members of our board of directors. Each Principal Stockholder has agreed to vote its shares in favor of the directors designated by the other Principal Stockholder in accordance with the terms of the agreement. Each Principal Stockholder will also have the right to designate one member of our Compensation Committee and one member of our Nominating and Corporate Governance Committee if such Principal Stockholder owns at least 5% of our common stock. Our Institutional Shareholder Agreement and our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against our Principal Stockholders in a manner that would prohibit them from investing in competing businesses or doing business with our clients and customers. To the extent they invest in such other businesses, they may have differing interests than our other stockholders.
We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the NYSE rules and, as a result, our stockholders will not have the protections afforded by these corporate governance requirements.
Together, the Principal Stockholders control more than 50% of the voting power of our common stock. As a result, we are considered a “controlled company” for the purposes of the NYSE listing requirements and therefore we are permitted to opt out of the NYSE listing requirements that would otherwise require our board of directors to have a majority of independent directors and our Compensation and Nominating and Corporate Governance Committees to be comprised entirely of independent directors. For instance, our Chief Executive Officer is a member of our Nominating and Corporate Governance Committee. Additionally, the Institutional Shareholder Agreement requires us to take advantage of the controlled company exemption to the extent it remains available. Accordingly, our stockholders do not have the same protection afforded to stockholders of companies that are subject to all of the NYSE governance requirements and the ability of our independent directors to influence our business policies and affairs may be reduced. To the extent that the Principal Stockholders own less than 50% of the voting power of our common stock, the Company would not be able to take advantage of the controlled company exemption.
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
Our common stock is listed on the NYSE. The NYSE requires us to continue to meet certain listing standards, including standards related to the trading price of our common stock (e.g., maintaining an average share price of at least $1.00), as well as our global market capitalization (e.g., maintaining an average global market capitalization of at least $75 million). During 2009, the closing price of our common stock on the NYSE ranged from $2.12 to $6.95. During 2010, the closing price of our common stock on the NYSE ranged from $5.71 to $14.70. While we are currently in compliance with the NYSE continued listing requirements, we cannot assure you that we will remain in compliance. If we do not meet the NYSE’s continued listing standards, we will be notified by the NYSE and we will be required to take corrective action to meet the continued listing standards; otherwise our common stock will be delisted from the NYSE. A delisting of our common stock on the NYSE would reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets. A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.
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
We post our privacy policy and practices concerning the use and disclosure of user data on our websites. Any failure by us to comply with our posted privacy policy or other privacy-related laws and regulations could result in proceedings which could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress, various state legislative bodies as well as various European Union institutions, bodies and agencies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could significantly harm our business, financial condition and results of operations through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.
Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws or such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) may significantly harm our business, operating results and financial condition.

We face risks relating to our foreign operations.
We operate websites serving 18 markets around the world. For the year ended December 31, 2010, approximately 23% of our total revenues were generated outside of the United States. Such amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar, which could affect our results of operations. To date, we have not engaged in exchange rate hedging activities. Even were we to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

•	difficulties in staffing and managing foreign operations;

•	competition from local recruiting services or employment advertising agencies;

•	operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	seasonal reductions in business activity;

•	language and cultural differences;

•	taxation issues;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	difficulties in enforcing intellectual property rights in countries other than the United States; and

•	general political and economic trends.

Our future growth depends on our ability to expand operations in international markets. We may have limited experience or we may need to rely on business partners in these markets, and our future growth will be materially adversely affected if we are unsuccessful in our international expansion efforts.
We operate local websites in numerous markets around the world. Our future growth will depend significantly on our ability to expand our brands and product offerings in additional international markets. As we expand into new international markets, we may have only limited experience in marketing and operating our products and services in such markets. In other instances, we may have to rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting the online recruitment and advertising industry medium and, as a result, our operations in international markets may not develop at a rate that supports our level of investment. In addition, business practices in these new international markets may be unlike those in the other markets we serve and we may face increased exposure to fines and penalties under U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate our policies. Any such violations could materially damage our reputation, our brand, our international expansion efforts, our business and our operating results.
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
We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2010, we had $176.4 million of goodwill on our balance sheet, which represented approximately 55% of our total assets. We are not permitted to amortize goodwill under U.S. accounting standards and instead are required to review goodwill at least annually for impairment. During 2008, goodwill of $7.2 million related to eFinancialCareers’ North American operations was written off. In the event impairment is identified again in the future for any of our reporting units, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of our goodwill would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties
We do not own any properties. Our corporate headquarters are located at 1040 Avenue of the Americas, New York, New York, where we lease approximately 7,500 square feet. We lease approximately 39,000 square feet of office space in two facilities in Urbandale, Iowa under two separate lease arrangements. We recently entered into a lease which we expect will commence November 1, 2011 for 35,000 square feet of office space in Urbandale, Iowa, which will replace our two current leases. We lease approximately 10,000 square feet of space to house our eFinancialCareers operation in London, England. We also have small sales offices in Cincinnati, Ohio; Houston, Texas; Singapore; Dubai, United Arab Emirates; and Sydney, Australia.
We believe that our facilities are generally adequate for current and anticipated future use, although we may from time to time lease additional facilities as operations require.

Item 3.    Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material legal proceedings.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE and commenced trading on July 18, 2007 under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock. The high and low quarterly closing sales prices for the common stock for 2010 and 2009 were as follows:

	2010				2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Low	$5.71	$6.92	$6.38	$8.52	$2.12	$2.82	$4.00	$5.38
High	$7.71	$9.31	$8.48	$14.70	$4.40	$5.30	$6.80	$6.95

As of January 31, 2011, the last reported sale price of our stock as reported by the NYSE was $13.06.
Holders
As of January 31, 2011, there were 44 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.
Dividend Policy
While we did declare and pay dividends prior to our IPO, we have not declared or paid any cash dividends on our stock as a public company. We currently anticipate that all future earnings will be retained by the Company to support our long-term growth strategy. Accordingly, we do not anticipate paying periodic cash dividends on our stock for the foreseeable future.
Furthermore, we are restricted by our Credit Agreement from paying cash dividends.
The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions.
Repurchases of Equity Securities
During December 2010 we repurchased 1,075,633 shares of our common stock from certain current and former members of our management and board of directors that were obtained through the exercise of stock options. The cash proceeds from our secondary offering of common stock were used to purchase the shares. The details of the purchase are as follows:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 through October 31, 2010	—	—	—	—
November 1, 2010 through November 30, 2010	—	—	—	—
December 1, 2010 through December 31, 2010	1,075,633	$10.26625	—	—

Use of Proceeds
In December 2010, we used the proceeds from the sale of 1,075,633 shares of common stock to purchase shares of our common stock from certain current and former members of our management and board of directors that were obtained through the exercise of stock options.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information required by this item as of December 31, 2010 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	10,763,097	$3.57	1,146,174
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	10,763,097	$3.57	1,146,174
See also Item 7. “Management Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”

Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on July 18, 2007 (the date on which our common stock was first traded on the NYSE) through December 31, 2010 (the last trading day of our common stock on the NYSE in 2010) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on July 17, 2007. All values assume reinvestment of the full amount of all dividends, if any.
Comparative Returns

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
Dollars

	7/18/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010
DHX	$100.00	$55.10	$28.14	$45.17	$98.97
Russell 2000	$100.00	$90.68	$60.04	$76.35	$96.86
Dow Jones Internet Composite Index	$100.00	$94.91	$53.37	$95.92	$131.38

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed "filed" with the SEC.

Item 6.    Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report.
The following consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc., which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc., which are not included in this Annual Report.

	For the year ended December 31,
	2010 (3)	2009 (2)	2008	2007	2006 (1)
	(in thousands, except per share information)
Revenues	$128,997	$109,991	$155,009	$142,350	$83,400
Operating expenses:
Cost of revenues	9,573	7,501	9,862	8,647	4,628
Product development	6,747	3,866	4,425	4,188	2,359
Sales and marketing	44,183	35,241	57,019	53,427	33,456
General and administrative	20,736	18,857	21,277	19,194	10,263
Depreciation	4,122	3,715	3,689	2,971	1,699
Amortization of intangible assets	11,431	14,270	16,641	19,051	13,092
Impairment of goodwill and intangible assets	—	—	7,213	2,879	—
Change in acquisition related contingencies	47	—	—	—	—
Total operating expenses	96,839	83,450	120,126	110,357	65,497
Operating income	32,158	26,541	34,883	31,993	17,903
Interest expense	(3,376)	(6,801)	(9,552)	(13,104)	(4,788)
Deferred financing cost write-off	(1,388)	—	—	—	—
Interest income	112	213	1,647	1,047	234
Gain (loss) from interest rate hedges	216	1,505	(2,568)	—	—
Other expense	(4)	(77)	—	—	—
Income from continuing operations before income taxes	27,718	21,381	24,410	19,936	13,349
Income tax expense	8,819	7,890	9,573	6,692	5,110
Income from continuing operations	18,899	13,491	14,837	13,244	8,239
Discontinued operations:
Income (loss) from discontinued operations	—	—	519	(1,718)	(2,471)
Income tax benefit from discontinued operations	—	—	—	3,981	1,010
Income (loss) from discontinued operations, net of tax	—	—	519	2,263	(1,461)
Net income	18,899	13,491	15,356	15,507	6,778
Convertible preferred stock dividends	—	—	—	(107,718)	(11,180)
Income (loss) attributable to common stockholders	$18,899	$13,491	$15,356	$(92,211)	$(4,402)
Basic earnings (loss) per share (4):
From continuing operations	$0.30	$0.22	$0.24	$(3.34)	$(31.89)
From discontinued operations	—	—	0.01	0.08	(15.86)
	$0.30	$0.22	$0.25	$(3.26)	$(47.75)
Diluted earnings (loss) per share (4):
From continuing operations	$0.28	$0.20	$0.23	$(3.34)	(31.89)
From discontinued operations	—	—	0.01	0.08	(15.86)
	$0.28	$0.20	$0.24	$(3.26)	$(47.75)
Weighted average shares outstanding:
Basic	62,665	62,266	62,194	28,256	92
Diluted	67,926	66,074	65,345	61,416	59,873

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share information)
Other Financial Data:
Net cash from operating activities	$47,068	$22,801	$54,176	$55,653	$40,852
Depreciation and amortization	15,553	17,985	20,330	22,022	14,791
Capital expenditures	(4,626)	(2,988)	(3,971)	(3,527)	(2,800)
Net cash from investing activities	(46,428)	(3,516)	(10,341)	(2,760)	(66,547)
Net cash from financing activities	(1,769)	(31,170)	(43,196)	(1,167)	27,964
Deferred revenue (5)	49,224	33,909	40,758	46,230	34,383

	At December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$43,030	$44,925	$55,144	$57,525	$5,684
Goodwill and intangible assets, net	242,906	191,174	196,535	238,345	256,626
Total assets	318,722	262,555	283,169	341,587	302,327
Long-term debt, including current portion	41,000	50,300	81,500	124,400	89,000
Total stockholders’ equity	178,227	148,620	123,506	120,627	134,335
____________________

(1)	Reflects the eFinancialGroup Acquisition in October 2006.

(2)	Reflects the AllHealthcareJobs Acquisition in June 2009.

(3)	Reflects the WorldwideWorker Acquisition in May 2010 and the Rigzone Acquisition in August 2010.

(4)
Basic and diluted net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding for the period. The impact of preferred stock outstanding and common stock options outstanding at December 31, 2007 and 2006 were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share for those periods.

(5)
Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects our increased ability to sign customers to long-term contracts. We recorded deferred revenue of $16.1 million on our consolidated balance sheet, as of August 31, 2005, prior to purchase accounting adjustments related to the 2005 Acquisition. As required by generally accepted accounting principles in the United States, or “U.S. GAAP,” in determining the fair value of the liabilities assumed under purchase accounting, the acquired deferred revenue is to be recorded at fair value to the extent it represents an assumed legal obligation. We estimated our obligation related to deferred revenue as a result of the 2005 Acquisition using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill our deferred revenue obligation in connection with the 2005 Acquisition were based on our expected future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $6.0 million, to $10.1 million. The reduction negatively impacted revenues by $2.1 million for the year ended December 31, 2006. Similarly, we recorded deferred revenue for eFinancialGroup at the date of the acquisition of $3.6 million, prior to purchase accounting adjustments. We estimated our obligation related to deferred revenue based on future costs to fulfill our obligation to our customers. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue for eFinancialGroup by $2.4 million, to $1.2 million. The reduction negatively impacted revenues by $1.5 million and $918,000 during the year ended December 31, 2007 and 2006, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. See also “Note Concerning Forward-Looking Statements.”
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
Through our predecessors, we have been in the recruiting and career development business for 20 years. Based on our operating structure, we have identified three reportable segments under the Segment Reporting topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”). Our reportable segments include Tech & Clearance (which includes Dice.com and ClearanceJobs.com), Finance (which includes eFinancialCareers’ global business), and Energy (which includes WorldwideWorker and Rigzone, both acquired in 2010). Targeted Job Fairs, JobsintheMoney.com (shut down in June 2010) and AllHealthcareJobs (acquired in June 2009) do not meet certain quantitative thresholds, and therefore are reported in the aggregate in the Other segment.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. At our Tech & Clearance segment we sell recruitment packages that include both access to our databases of resumes and job posting capabilities. At our Finance and Energy segments we sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At December 31, 2010, Dice.com had approximately 7,000 total recruitment package customers and our other websites collectively served approximately 3,300 customers, including some customers who are also customers of Dice.com, as of the same date. Our revenues from continuing operations have grown significantly from $50.8 million in 2005 to $129.0 million in 2010; a 20% CAGR. The significant increase in the unemployment rate and general reduction in recruitment activity negatively impacted our revenues and income during late 2008 and throughout 2009. We began to see improvement in recruitment activity during the latter half of 2009 and that improvement continued in 2010. During the year ended December 31, 2010, we experienced an increase in total revenues of 17% as compared to the same period in 2009. We saw an increase in the number of customers served at Dice.com from approximately 5,900 customers to approximately 7,000 customers during 2010.
Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $49.2 million and $33.9 million at December 31, 2010 and 2009, respectively.
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
Other material factors that may affect our results of operations include our ability to attract qualified professionals to our websites and our ability to attract customers with relevant job opportunities. The more qualified professionals that use our websites, the more attractive our websites become to employers, which in turn makes them more likely to become our customers, resulting positively on our results of operations. If we are unable to continue to attract qualified professionals to our websites, our customers may no longer find our services attractive, which could have a negative impact on our results of operations. Additionally, in order to attract qualified professionals to our websites we need to ensure that our websites remain relevant.
The largest components of our expenses are personnel costs and marketing and sales expenditures. Personnel costs consist of salaries, benefits, and incentive compensation for our employees, including commissions for salespeople. Personnel costs are categorized in our statement of operations based on each employee’s principal function. Marketing and sales expenditures primarily consist of online advertising and direct mailing programs.

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
Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on Dice.com, Clearancejobs.com, eFinancialCareers.com, Rigzone.com, WorldwideWorker.com and AllHealthcareJobs.com. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, if the arrangement includes a general right of return relative to the delivered element, and delivery or performance of the undelivered element is considered probable and is substantially within our control. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.

Fair Value of Acquired Businesses
We completed the acquisition of Dice Inc. in 2005, eFinancialGroup in 2006, AllHealthcareJobs in 2009 and WorldwideWorker and Rigzone in 2010. FASB ASC topic on Business Combinations requires acquired businesses to be recorded at fair value by the acquiring entity. The Business Combinations topic also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.
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
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Dice Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test performed as of August 31, 2010 resulted in no impairment. The goodwill at the eFinancialCareers’ international business and eFinancialCareers’ North American business, was the result of the eFinancialGroup Acquisition in October 2006. Goodwill at the AllHealthcareJobs reporting unit is the result of the acquisition of AllHealthcareJobs assets in June 2009. The goodwill at WorldwideWorker and Rigzone are the result of these acquisitions during 2010. The annual test of impairment of goodwill from the eFinancialGroup, AllHealthcareJobs, WorldwideWorker, and Rigzone acquisitions is performed as of October 31 by comparing the goodwill recorded from these acquisitions to the fair value of the respective reporting units. The annual impairment test performed as of October 31, 2010 resulted in no impairment. The WorldwideWorker reporting unit's fair value exceeded its carrying value by approximately 7%. Although impairment is not present at the current time, a deterioration in its future operating results and cash flows may indicate impairment in future periods. The fair value at each of the other reporting units exceeded its carrying value by significant margins.
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
We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test is performed annually as of August 31. No impairment was indicated during 2010.
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
The fair value of options granted during the years ended December 31, 2010, 2009 and 2008, was estimated on the grant date using Black-Scholes option-pricing model with the weighted average assumptions in the table below. Because our stock was not publicly traded during all of the periods during which options were granted, the average historical volatility rate for a similar entity was used. The expected life of the options granted was derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Periods Ended December 31,
	2010	2009	2008
The weighted average fair value of options granted	$2.74	$1.61	$2.06
Dividend yield	—%	—%	—%
Weighted avarage risk free interest rate	1.46%	1.38%	2.14%
Weighted average expected volatility	48.74%	64.94%	47.78%
Expected life (in years)	4.6	4.6	4.0
Recent Developments
Long-term Debt
In January 2011, we paid $6.0 million of the amounts outstanding under the revolving credit facility of our Credit Agreement. We remain able to re-borrow these amounts subject to the terms of our Credit Agreement. We currently have $35.0 million outstanding with $54.0 million available on the revolving credit facility to be drawn.
Director Resignation
On February 4, 2011, Ms. Amanda Siegel tendered her resignation from the Board of Directors of the Company, effective February 4, 2011.
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

The significant increase in the unemployment rate and general reduction in recruitment activity negatively impacted our revenues and income during late 2008 and throughout 2009. During the year ended December 31, 2009, we experienced a decline in total revenues of 29% as compared to the same period in 2008. This decline in revenues is a result of reduced need for our services which impacted the number of companies using our primary services. We saw a decline in the number of customers served at Dice.com from approximately 7,600 customers to approximately 5,900 customers during 2009. During 2010 we saw improvement in recruitment activity, which resulted in revenue growth of 17% during the year ended December 31, 2010 as compared to 2009. The number of customers served at Dice.com rose from 5,900 at December 31, 2009 to 7,000 at December 31, 2010. However, 2010 revenues of $129.0 million are still lower than 2008 revenues of $155.0 million and the current Dice customer count of 7,000 remains lower than the peak Dice customer count of 9,150 at March 31, 2008.
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
Results of Operations
Our historical financial information discussed in this Annual Report on Form 10-K has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2010, 2009 and 2008. Consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	7.4%	6.8%	6.4%
Product development	5.2%	3.5%	2.9%
Sales and marketing	34.3%	32.0%	36.8%
General and administrative	16.1%	17.1%	13.7%
Depreciation	3.2%	3.4%	2.4%
Amortization of intangible assets	8.9%	13.0%	10.7%
Impairment of goodwill and intangible assets	—%	—%	4.7%
Change in acquisition related contingencies	—%	—%	—%
Total operating expenses	75.1%	75.9%	77.5%
Operating income	24.9%	24.1%	22.5%
Interest expense	(2.6)%	(6.2)%	(6.2)%
Deferred financing cost write-off	(1.1)%	—%	—%
Interest income	0.1%	0.2%	1.1%
Gain (loss) from interest rate hedges	0.2%	1.4%	(1.7)%
Other expense	—	(0.1)%	—%
Income from continuing operations before income taxes	21.5%	19.4%	15.7%
Income tax expense	6.8%	7.2%	6.2%
Income from continuing operations	14.7%	12.3%	9.6%
Income from discontinued operations, net of tax	—%	—%	0.3%
Net income	14.7%	12.3%	9.9%

Comparison of Years Ended December 31, 2010 and 2009
Revenues

	Year ended December 31,		Increase	Percent Change
	2010	2009
	(in thousands, except percentages)
Tech & Clearance	$88,206	$80,918	$7,288	9.0%
Finance	33,730	26,734	6,996	26.2%
Energy	4,440	—	4,440	—%
Other	2,621	2,339	282	12.1%
Total revenues	$128,997	$109,991	$19,006	17.3%
Our revenues were $129.0 million for the year ended December 31, 2010 compared to $110.0 million for the same period in 2009, an increase of $19.0 million, or 17.3%.
We experienced an increase in the Tech & Clearance segment of $7.3 million, or 9.0%. The increase in revenues was the result of increased recruitment activity which impacted customer usage of our primary services. Our recruitment package customers increased from approximately 5,900 at December 31, 2009 to approximately 7,000 at December 31, 2010, reflecting an increase in demand due to the economic conditions recovering in the United States. Average revenue per recruitment package customer increased from the year ended December 31, 2009 to the year ended December 31, 2010 by approximately 1%. Revenues increased at ClearanceJobs by $1.6 million for the year ended December 31, 2010 as compared to the same period in 2009, an increase of 29%. ClearanceJobs was largely unaffected by the economic downturn as it has continued to increase its customer count and revenues.
The Finance segment experienced revenue growth of $7.0 million, or 26.2%. The increase was the result of an increase in recruitment activity in all of the markets this segment serves. In originating currency, revenue increased 48% in the Asia Pacific region, 28% in North America and 20% in the UK, Continential Europe and Middle East regions.
The Energy segment consists of revenue from WorldwideWorker, acquired in May 2010, and Rigzone, acquired in August 2010.
Revenues from the Other segment, which consists of Targeted Job Fairs, AllHealthcareJobs (beginning in June 2009) and JobsintheMoney.com (shut down in June 2010), increased by $0.3 million or 12.1%. This increase was the result of a full year of AllHealthcareJobs activity in the 2010 period, partially offset by a decline in JobsintheMoney.com revenues due to the site being shut down during the current period.
Cost of Revenues

	Year ended December 31,		Increase	Percent Change
	2010	2009
	(in thousands, except percentages)
Cost of revenues	$9,573	$7,501	$2,072	27.6%
Percentage of revenues	7.4%	6.8%
Our cost of revenues for the year ended December 31, 2010 were $9.6 million compared to $7.5 million for the same period in 2009, an increase of $2.1 million, or 27.6%. The increase in cost of revenues was the result of increases at all of our segments. The increase at the Tech & Clearance segment was $1.5 million, primarily due to an increase in software subscription and maintenance costs needed to maintain our websites. Additionally, there was an increase in costs as a result of increasing the number of network services personnel we employ and consulting services used, due to higher levels of activity on our websites during the current year. The addition of the Energy businesses increased cost of revenues by $945,000, which includes the cost of participation in energy industry events and the costs to deliver our data services. Partially offsetting these increases is a decrease at the Other segment primarily due to few job fairs conducted in the current year.

Product Development Expenses

	Year ended December 31,		Decrease	Percent Change
	2010	2009
	(in thousands, except percentages)
Product Development	$6,747	$3,866	$2,881	74.5%
Percentage of revenues	5.2%	3.5%
Product development expenses for the year ended December 31, 2010 were $6.7 million compared to $3.9 million for the same period in 2009, an increase of $2.9 million or 74.5%. The increase was driven by additional salaries and related costs in the systems and new product development areas as well as consulting costs related to security and related projects across all of our brands. The Tech & Clearance segment contributed $1.5 million of the increase, and the Finance segment contributed $994,000. The addition of the Energy businesses in 2010 increased expense by $321,000. During 2010 we introduced the Dice Talent NetworkTM and the Cleared Network, both aimed at increasing the value to job seekers on our sites by allowing for social interaction on our site between job seekers and employers. We intend to continue to increase spending on product development in 2011.
Sales and Marketing Expenses

	Year ended December 31,		Increase	Percent Change
	2010	2009
	(in thousands, except percentages)
Sales and Marketing	$44,183	$35,241	$8,942	25.4%
Percentage of revenues	34.3%	32.0%
Sales and marketing expenses for the year ended December 31, 2010 were $44.2 million compared to $35.2 million for the same period in 2009, an increase of $8.9 million or 25.4%. The primary driver of the increase was strong sales across all regions which lead to additional incentive compensation expense during 2010. Incentive compensation includes commissions, bonus and other related compensation for the sales force. Additionally, the Company increased marketing spending to attract customers and professionals to our services and added sales and marketing staff during 2010 resulting in higher salaries and benefit costs.
For the Tech & Clearance segment, sales and marketing expenses increased $4.1 million in 2010 from the same period in 2009. The strong growth in sales during 2010 resulted in a $2.4 million increase in incentive compensation expense. Salaries and benefits expense rose by $326,000 due to growing our sales force during the year by approximately 20%.
Advertising and other marketing costs for the Tech & Clearance segment were $13.5 million for the year ended December 31, 2010 compared to $13.2 million for the same period in 2009, an increase of $346,000, or 3%. The increase was primarily due to our online advertising spending, direct mail and email campaigns. We drive job seekers to our sites either through marketing or by improving features and functionality of the product. During 2010, we chose to focus more efforts on product development including the introduction of the Dice Talent NetworkTM and the Cleared Network and less on direct marketing campaigns. We expect to increase spending on both product development and marketing in 2011 to capitalize on the improving market conditions, to match seeker activity to the anticipated increase in customer activity, and on the significant customer opportunity that exists.

For the Finance segment, we increased overall sales and marketing expense by $2.7 million to $12.5 million for the year ended December 31, 2010 from $9.8 million for the prior year. Increased incentive compensation expense due to the growth in business contributed $2.0 million of this increase. The remainder of the increase in the Finance segment of $664,000 relates to an increase in marketing spending. We have increased our marketing spend to attract both Finance customers and job seekers in all regions we serve.
Sales and marketing expenses at the Other segment increased by $1.4 million from 2009 to 2010. The increase was primarily driven by the AllHealthcareJobs business. Incentive compensation expenses increased due to a growth in sales in the current year and marketing activities have been accelerated to drive customer growth. The addition of the Energy businesses resulted in sales and marketing expenses of $787,000 during the year, which was primarily for sales staff and incentive compensation.

General and Administrative Expenses

	Year ended December 31,		Increase	Percent Change
	2010	2009
	(in thousands, except percentages)
General and administrative	$20,736	$18,857	$1,879	10.0%
Percentage of revenues	16.1%	17.1%
General and administrative expenses for the year ended December 31, 2010 were $20.7 million compared to $18.9 million for the same period in 2009, an increase of $1.9 million or 10.0%.
The addition of the Energy businesses in 2010 resulted in general and administrative expenses of $659,000, primarily related to executive compensation and office rent. The Tech & Clearance segment realized an increase in general and administrative expenses of $560,000 in the year ended December 31, 2010 as compared to the same period in the prior year. An increase of $2.1 million was related to professional fees associated with the acquisitions of Rigzone and WorldwideWorker, professional fees associated with the secondary offering of common stock, and increase in executive compensation related to the strong performance of the Company during the year. Partially offsetting this increase was a decrease in stock-based compensation expense of $1.5 million which was lower due to certain options becoming fully vested, and thus fully expensed during 2010.
General and administrative expense for the Finance segment increased $533,000 in the year ended December 31, 2010, as compared to the same period in 2009. The increase was caused by several factors, including increased recruitment fees, executive bonus compensation related to the strong performance of the Company during the year, travel costs and miscellaneous payroll related taxes.
Depreciation

	Year ended December 31,		Increase	Percent Change
	2010	2009
	(in thousands, except percentages)
Depreciation	$4,122	$3,715	$407	11.0%
Percentage of revenues	3.2%	3.4%
Depreciation expense for the year ended December 31, 2010 was $4.1 million compared to $3.7 million for the same period of 2009. Depreciation increased due to the addition of the Energy businesses in 2010 and due to an increase in the depreciable fixed asset balances at the Other segment related to AllHealthcareJobs.
Amortization of Intangible Assets

	Year ended December 31,		Decrease	Percent Change
	2010	2009
	(in thousands, except percentages)
Amortization	$11,431	$14,270	$(2,839)	(19.9)%
Percentage of revenues	8.9%	13.0%

Amortization expense for the year ended December 31, 2010 was $11.4 million compared to $14.3 million for the same period in 2009, a decrease of $2.8 million or 19.9%. Amortization expense for the year ended December 31, 2010 decreased $7.2 million due to certain intangible assets from the Dice and eFinancialCareers acquisitions becoming fully amortized, partially offset by increased amortization of $4.4 million for AllHealthcareJobs, Rigzone, and WorldwideWorker intangible assets.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies for the year ended December 31, 2010 was an expense of $47,000. The contingent liability related to the Rigzone acquisitions increased by $1.9 million due to the revenue performance of the business and expectation of revenue in the period ending June 30, 2011 being higher than the initial assumptions. The contingent liability related to the AllHealthcareJobs and WorldwideWorker acquisitions was reduced by $1.9 million due to the sales performance of the businesses and expectation of future sales being lower than the initial assumptions.

Operating Income
Operating income for the year ended December 31, 2010 was $32.2 million compared to $26.5 million for the same period in 2009, an increase of $5.6 million or 21.2%. The increase is primarily the result of the increase in revenues from all segments, the addition of the Energy businesses, and lower amortization costs. These increases are partially offset by higher operating costs, primarily in the sales and marketing areas.
Interest Expense

	Year ended December 31,		Decrease	Percent Change
	2010	2009
	(in thousands, except percentages)
Interest expense	$3,376	$6,801	$(3,425)	(50.4)%
Percentage of revenues	2.6%	6.2%
Interest expense for the year ended December 31, 2010 was $3.4 million compared to $6.8 million for the same period in 2009, a decrease of $3.4 million or 50.4%. The decrease in interest expense was due to lower borrowings outstanding during the year ended December 31, 2010, on average, as compared to the same period in 2009 due to payments made on our long-term debt facilities. Additionally, the interest rates during 2010 were lower than those in 2009, primarily due to our Credit Agreement entered into in July 2010 having lower rates than our Amended and Restated Credit Facility.
Deferred Financing Cost Write-off
Deferred financing costs of $1.4 million were written off in the current year. Our Amended and Restated Credit Facility was paid off in full during the period, resulting in all financing costs related to the facility being written off. Costs of $1.6 million associated with the Credit Agreement we entered into in July 2010 have been capitalized and are being amortized over the life of the Credit Agreement. The amortization is included in interest expense.
Gain from Interest Rate Hedges
A gain from interest rate hedges of $216,000 was recognized for the year ended December 31, 2010, compared to a gain of $1.5 million for the same period in 2009. These gains result from changes in the fair value of our interest rate swap agreements. In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. During the year ended December 31, 2009, fees of $514,000 were paid to terminate this swap agreement. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. During the year ended December 31, 2010, fees of $333,000 were paid to terminate this swap agreement.
Income Taxes

	Year ended December 31,
	2010	2009
	(in thousands, except percentages)
Income from continuing operations before income taxes	27,718	21,381
Income tax expense	8,819	7,890
Effective tax rate	31.8%	36.9%
The effective income tax rate for the year ended December 31, 2010 was 31.8% compared to 36.9% for the same period in 2009. The rate was lower in the current period as compared to the prior year period due primarily to a change in estimate associated with uncertain tax positions. During the current period a federal tax exam concluded in no proposed adjustment and the statute of limitations covering certain other tax positions expired. These changes resulted in a decrease of $1.5 million in the accrued liability for unrecognized tax benefits, which favorably impacted income tax expense. In addition, the rate was affected by the settlement of a state taxing authority's examination and other prior year state liabilities, which increased state tax expense by $0.3 million.
A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	Year Ended December 31,
	2010	2009
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	1.2%	0.4%
State taxes, net of federal effect	1.6%	0.4%
Difference between foreign and U.S. rates	(1.6)%	(1.6)%
Change in unrecognized tax benefits	(5.0)%	2.2%
Other	0.6%	0.5%
Effective tax rate	31.8%	36.9%

Comparison of Years Ended December 31, 2009 and 2008
Revenues

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Tech & Clearance	$80,918	$107,329	$(26,411)	(24.6)%
Finance	26,734	42,424	(15,690)	(37.0)%
Other	2,339	5,256	(2,917)	(55.5)%
Total revenues	$109,991	$155,009	$(45,018)	(29.0)%

Our revenues were $110.0 million for the year ended 2009 compared to $155.0 million for the same period in 2008, a decrease of $45.0 million or 29.0%.
We experienced a decline in the Tech & Clearance segment of $26.4 million, or 25%. The decline in revenues is a result of reduced recruitment activity which impacted customer usage of our primary services. Our recruitment package customers decreased from approximately 7,600 at December 31, 2008 to approximately 5,900 at December 31, 2009, reflecting a decrease in demand due to the economic contraction in the United States. Average revenue per recruitment package customer declined from the year ended December 31, 2008 to the year ended December 31, 2009 by approximately 3%. Slightly offsetting the declines in revenue at Dice was an increase in ClearanceJobs revenue of $1.3 million for the year ended December 31, 2009 as compared to the same period in 2008. ClearanceJobs has been largely unaffected by the economic downturn as it continues to increase its customer count and revenues.
The Finance segment experienced revenue decline of $15.7 million, or 37%. The strengthening of the U.S. dollar to the pound sterling caused $4.4 million of this reduction. The remaining $11.3 million reduction is the result of reduced recruitment activity in the markets we serve in the U.K., Europe, North America and Asia. Revenues from the Other segment, which consists of Targeted Job Fairs, AllHealthcareJobs (beginning in June 2009) and JobsintheMoney.com, declined by $2.9 million or 56%. This decline is also the result of reduced recruitment activities by our customers and thus, reduced demand for our services.
Cost of Revenues

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Cost of revenues	7,501	9,862	$(2,361)	(23.9)%
Percentage of revenues	6.8%	6.4%
Our cost of revenues for the year ended December 31, 2009 were $7.5 million compared to $9.9 million for the same period in 2008, a decrease of $2.4 million or 24%. The decrease in cost of revenues was the result of declines at all of our segments. The decline at the Tech & Clearance segment was $976,000, primarily due to a decrease in software subscription and maintenance costs needed to maintain our websites. Additionally, there was a decrease in costs as a result of decreasing the number of customer support personnel we employ, due to lower levels of user activity and compliance activity. Cost of revenues in our Other segment decreased by $900,000, primarily due to fewer job fairs being conducted. Cost of revenues for the Finance segment decreased $485,000, mostly due to the strengthening of the U.S. dollar versus the pound sterling and partially due to a reduction in staffing in the customer support and network services areas.
Product Development Expenses

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Product Development	$3,866	$4,425	$(559)	(12.6)%
Percentage of revenues	3.5%	2.9%

Product development expenses for the year ended December 31, 2009 were $3.9 million compared to $4.4 million for the same period in 2008, a decrease of $559,000 or 13%. The decrease was driven mostly by the Finance segment, which decreased $398,000, relating to a decrease in salaries and benefit costs for the product development team in the United Kingdom who support eFinancialCareers websites serving Europe, the Middle East, Asia Pacific and North America. Additionally, a decrease of $194,000 at eFinancialCareers was due to the strengthening of the U.S. dollar versus the pound sterling. Product development expenses in the Tech & Clearance segment did not decline as we continued to invest in enhancing our websites.
Sales and Marketing Expenses

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Sales and Marketing	$35,241	$57,019	$(21,778)	(38.2)%
Percentage of revenues	32.0%	36.8%
Sales and marketing expenses for the year ended December 31, 2009 were $35.2 million compared to $57.0 million for the same period in 2008, a decrease of $21.8 million or 38%.
Advertising and other marketing costs for the Tech & Clearance segment were $13.2 million for the year ended December 31, 2009 compared to $24.6 million for the same period in 2008, a decrease of $11.4 million, or 46%. The decrease was primarily due to reducing our online advertising spending, direct mail and email campaigns. We made reductions in our marketing spending as our business slowed and as the need to drive greater usage among job seekers has declined with lower customer activity. Despite this reduction in spending, traffic at Dice.com increased 12.5% during 2009 as compared to 2008, which contributes to high service levels for our customers.
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
For the eFinancialCareers' international business, we decreased overall sales and marketing expense by $4.0 million to $7.9 million for the year ended December 31, 2009 from $11.9 million for the prior year. Of this decrease, $1.8 million related to the strengthening of the U.S. dollar versus the pound sterling. Reduced commission expense due to the reduction in business contributed $638,000 of this decrease. The remainder of the decrease at eFinancialCareers of $1.6 million relates to a decline in marketing spending. Consistent with the U.S. businesses, we have made reductions in marketing spend as the business has slowed.
Sales and marketing expenses at the Other segment declined by $3.4 million from 2008 to 2009. Consistent with DCS Online, this was due to a planned reduction in marketing spending and lower commission expense.

General and Administrative Expenses

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
General and Administrative	$18,857	$21,277	(2,420)	(11.4)%
Percentage of revenues	17.1%	13.7%
General and administrative expenses for the year ended December 31, 2009 were $18.9 million compared to $21.3 million for the same period in 2008, a decrease of $2.4 million or 11%.
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
General and administrative expense for eFinancialCareers' international business decreased $947,000 in the year ended December 31, 2009, as compared to the same period in 2008. Of this decrease, $704,000 was from the strengthening of the U.S. dollar versus the pound sterling. The remainder of the decrease was due to reduced professional fees.
Depreciation

	Year ended December 31,		Increase	Percent Change
	2009	2008
	(in thousands, except percentages)
Depreciation	$3,715	$3,689	$26	0.7%
Percentage of revenues	3.4%	2.4%
Depreciation expense for the years ended December 31, 2009 and 2008 was $3.7 million. Depreciation was consistent between periods due to consistent depreciable fixed asset balances during the periods.
Amortization of Intangible Assets

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Amortization	$14,270	$16,641	$(2,371)	(14.2)%
Percentage of revenues	13.0%	10.7%
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
Impairment of Intangible Assets

During fourth quarter 2008 and as a result of our annual impairment test, we determined a reduction in the carrying value of our eFinancialCareers North American reporting unit was warranted, based on a combination of factors, including the current and anticipated environment for financial services recruitment activity and the subsequent impact on future cash flows. As a result, a non-cash charge of $7.2 million, roughly half of the carrying value of the eFinancialCareers North American reporting unit, was recorded for the impairment of goodwill.
Operating Income
Operating income for the year ended December 31, 2009 was $26.5 million compared to $34.9 million for the same period in 2008, a decrease of $8.4 million or 24%. The decrease is primarily the result of the decrease in revenues from all segments, offset by lower operating costs, primarily in sales and marketing and amortization. Additionally, the effect of the US dollar strengthening against the pound sterling resulted in operating income being $2.7 million lower in 2009 than in 2008.

Interest Expense

	Year ended December 31,		Decrease	Percent Change
	2009	2008
	(in thousands, except percentages)
Interest expense	$6,801	$9,552	$(2,751)	(28.8)%
Percentage of revenues	6.2%	6.2%
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
Interest Income
Interest income for the year ended December 31, 2009 was $213,000 compared to $1.6 million for the same period in 2008, a decrease of $1.4 million. The increase in interest income was due to lower cash and marketable securities balances in the year ended December 31, 2009, on average, as compared to the same period in 2008. The decreased cash balance was due to less cash generated from operations and due to payments made on our Amended and Restated Credit Facility.
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
A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	Year Ended December 31,
	2009	2008
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	0.4%	1.0%
State taxes, net of federal effect	0.4%	0.8%
Impairment charge with no tax benefit	—%	10.3%
Foreign earnings indefinitely reinvested	—%	(5.5)%
Difference between foreign and U.S. rates	(1.6)%	(4.2)%
Change in unrecognized tax benefits	2.2%	0.1%
Other	0.5%	1.7%
Effective tax rate	36.9%	39.2%
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

Liquidity and Capital Resources
We have summarized our cash flows for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	Year Ended December 31,
	2010	2009	2008
Cash provided by operating activities	$47,068	$22,801	$54,176
Cash used for investing activities	(46,428)	(3,516)	(10,341)
Cash used for financing activities	(1,769)	(31,170)	(43,196)
We have financed our operations primarily through cash provided by operating activities. At December 31, 2010, we had cash, cash equivalents and marketable securities of $45.2 million compared to $49.1 million at December 31, 2009. Marketable securities are comprised of highly liquid debt instruments of the U.S. government and government agencies and corporate debt securities.
Our principal sources of liquidity are cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. In addition, at December 31, 2010, we had $48.0 million in borrowing capacity under our Credit Agreement. We believe that our existing cash, cash equivalents, marketable securities, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a further decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Comparison of Years Ended December 31, 2010 and 2009
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, write-off of deferred financing costs and gain or loss on interest rate hedges, and for the effect of changes in working capital. Net cash provided by operating activities was $47.1 million and $22.8 million for the years ended December 31, 2010 and 2009, respectively. The cash provided by operating activities during these periods increased primarily due to higher sales and the resulting increase in cash inflows during the period. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. During 2010, billings increased 47%. Deferred revenue increased by $12.6 million in 2010, compared to a decrease of $7.3 million in 2009. This movement of deferred revenue is due to an increase in sales and results in the strong cash generation that occurred in 2010.

Investing Activities
Cash used for investing activities during the years ended December 31, 2010 and 2009 was $46.4 million and $3.5 million, respectively. Cash used for investing activities in the year ended December 31, 2010 was primarily attributable to $43.8 million in cash used to acquire WorldwideWorker and Rigzone, $2.4 million in purchases of marketable securities, and $4.6 million in capital expenditures, partially offset by sales of marketable securities. Cash used for investing activities in the year ended December 31, 2009 was primarily attributable to the acquisition of AllHealthcareJobs, purchases of marketable securities, and capital expenditures, partially offset by sales of marketable securities. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities
Cash used for financing activities during the year ended December 31, 2010 and 2009 was $1.8 million and $31.2 million, respectively. The cash used during the year ended December 31, 2010 was primarily due to payments on our long-term debt and financing costs paid related to our Credit Agreement, offset by cash inflows from stock option exercises.
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
Financings and Capital Requirements
In July 2010, we entered into a Credit Agreement which allowed us to pay off the outstanding balance on our Amended and Restated Credit Facility and to lower our interest rate on our borrowings. We borrowed $36.0 million in August 2010 for the purchase of Rigzone under the revolving portion of our Credit Agreement. In December 2010, we completed a secondary offering of our common stock. We sold 1,075,633 shares of our common stock and selling stockholders sold an additional 12,724,367 shares of common stock at a price of $10.75 less underwriting discounts. The proceeds, net of underwriting commissions received by us, were $11.4 million. We used the proceeds from the offering to purchase shares of our common stock from certain current and former members of our management and board of directors. The purchase of these shares resulted in treasury stock being held by the Company. We did not receive any proceeds from the sale of shares by the selling stockholders.
We anticipate capital expenditures in 2011 to be approximately $6 to $8 million, including costs associated with our anticipated move into new facilities in Urbandale, Iowa. We intend to use operating cash flows to fund capital expenditures.

Credit Agreement
In July 2010, we entered into our Credit Agreement which provides for a revolving facility of $70.0 million and a term facility of $20.0 million, both of which mature in January 2014. Quarterly principal payments of $1.0 million are required on the term facility, commencing December 31, 2010. The revolving loans and term loan may be prepaid at any time without penalty, although payments of principal on the term loan facility result in permanent reductions to that facility.
Borrowings under the Credit Agreement bear interest at our option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.50% on LIBOR and Eurocurrency loans and 1.75% to 2.50% on the base rate loans, determined by our most recent consolidated leverage ratio.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2010, the Company was in compliance with all of the financial and other covenants under our Credit Agreement. Refer to Note 9 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of December 31, 2010:

	Payments by period
	Total	2011	2012-2013	2014-2015	Thereafter
	(in thousands)
Credit Agreement	$41,000	$4,000	$8,000	$29,000	$—
Operating lease obligations	10,619	1,463	2,366	1,886	4,904
Total contractual obligations	$51,619	$5,463	$10,366	$30,886	$4,904
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. During 2010, we entered into a lease for office space in Urbandale, Iowa, covering a period of ten years, which we expect will commence in November 2011 and increased future lease commitments by $5.5 million. As of December 31, 2010, we had $41.0 million outstanding under our Amended and Restated Credit Facility. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan we choose. We paid $6.0 million in January 2011 on the revolving portion of our Credit Agreement which resulted in outstanding borrowings at February 4, 2011 of $35.0 million. See Note 9 “Indebtedness” in our consolidated financial statements for additional information related to our revolving facility.
Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on a LIBOR rate, a Eurocurrency rate or a base rate. As discussed above, outstanding borrowings at February 4, 2011 were $35.0 million. Assuming quarterly amortization payments of $1.0 million and an interest rate of 3.26% (the rate in effect on December 31, 2010), interest payments are expected to be $1.4 million in 2011, $2.4 million in 2012-2013, $100,000 in 2014, and none thereafter.
We have contingent payments related to the AllHealthcareJobs, WorldwideWorker, and Rigzone acquisitions payable at various times over the next 15 months. The payments are based on the achievement of certain operating and financial goals for each of the businesses. The estimate of the liability for these contingent payments was $11.4 million as of December 31, 2010.
As of December 31, 2010, we recorded approximately $4.4 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2010 are $4.4 million of tax benefits that if recognized, would affect the effective tax rate.

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
Foreign Exchange Risk
We conduct business serving 18 markets, in five languages across Europe, Asia, Australia, and Canada using the eFinancialCareers name. WorldwideWorker also conducts business outside the United States. For the years ended December 31, 2010 and 2009, approximately 23% and 21% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Stockholders’ Equity, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues in 2010 would have been a decrease of approximately $290,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2010 and 2009 our translation adjustment, net of tax, decreased stockholders’ equity by $12.0 and $10.0 million, respectively. The change from 2009 to 2010 is primarily attributable to the weakening of the U.S. dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.5% on the LIBOR and Eurocurrency loans and 1.75% to 2.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of February 4, 2011, we had outstanding borrowings of $35.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2011 on our current borrowings would increase by approximately $350,000.
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
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of Dice Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dice Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE, LLP

Des Moines, Iowa
February 7, 2011

DICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009
(in thousands, except per share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$43,030	$44,925
Marketable securities	2,166	4,214
Accounts receivable, net of allowance for doubtful accounts of $1,308 and $1,764	16,921	11,336
Deferred income taxes—current	1,691	812
Income taxes receivable	3,019	906
Prepaid and other current assets	1,659	1,360
Total current assets	68,486	63,553
Fixed assets, net	5,674	5,719
Acquired intangible assets, net	66,500	48,536
Goodwill	176,406	142,638
Deferred financing costs, net of accumulated amortization of $189 and $2,918	1,418	1,875
Other assets	238	234
Total assets	$318,722	$262,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,801	$9,930
Deferred revenue	49,224	33,909
Current portion of acquisition related contingencies	10,144	275
Current portion of long-term debt	4,000	1,000
Income taxes payable	735	601
Total current liabilities	77,904	45,715
Long-term debt	37,000	49,300
Deferred income taxes—non-current	18,807	10,886
Interest rate hedge liability	—	550
Accrual for unrecognized tax benefits	4,394	5,778
Acquisition related contingencies	1,226	588
Other long-term liabilities	1,164	1,118
Total liabilities	140,495	113,935
Commitments and contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued 65,952 and 62,502 shares, respectively; outstanding: 64,876 and 62,502 shares, respectively	660	625
Additional paid-in capital	256,246	232,508
Accumulated other comprehensive loss	(12,035)	(10,013)
Accumulated deficit	(55,601)	(74,500)
Treasury stock, 1,076 and 0 shares, respectively	(11,043)	—
Total stockholders’ equity	178,227	148,620
Total liabilities and stockholders’ equity	$318,722	$262,555
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009, and 2008
(in thousands, except per share amounts)

	For the year ended December 31,
	2010	2009	2008
Revenues	$128,997	$109,991	$155,009
Operating expenses:
Cost of revenues	9,573	7,501	9,862
Product development	6,747	3,866	4,425
Sales and marketing	44,183	35,241	57,019
General and administrative	20,736	18,857	21,277
Depreciation	4,122	3,715	3,689
Amortization of intangible assets	11,431	14,270	16,641
Impairment of goodwill and intangible assets	—	—	7,213
Change in acquisition related contingencies	47	—	—
Total operating expenses	96,839	83,450	120,126
Operating income	32,158	26,541	34,883
Interest expense	(3,376)	(6,801)	(9,552)
Deferred financing cost write-off	(1,388)	—	—
Interest income	112	213	1,647
Gain (loss) from interest rate hedges	216	1,505	(2,568)
Other expense	(4)	(77)	—
Income from continuing operations before income taxes	27,718	21,381	24,410
Income tax expense	8,819	7,890	9,573
Income from continuing operations	18,899	13,491	14,837
Income from discontinued operations, net of tax	—	—	519
Net income	$18,899	$13,491	$15,356
Basic earnings per share:
From continuing operations	$0.30	$0.22	$0.24
From discontinued operations	—	—	0.01
	$0.30	$0.22	$0.25
Weighted average basic shares outstanding	62,665	62,266	62,194
Diluted earnings per share:
From continuing operations	$0.28	$0.20	$0.23
From discontinued operations	—	—	0.01
	$0.28	$0.20	$0.24
Weighted average diluted shares outstanding	67,926	66,074	65,345
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2010, 2009, and 2008
(in thousands except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2008	—	$—	62,173	$622	$220,222	$—	$(103,347)	$3,130	$120,627
Net income							15,356		15,356
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								(18,720)	(18,720)
Net unrealized gain on available-for-sale securities, net of tax of $19								33	33
Total comprehensive loss									(3,331)
Stock based compensation					5,590				5,590
Excess tax benefit over book expense from stock options exercised					562				562
Restricted stock issued			16	—					—
Exercise of common stock options			21	—	58				58
Balance at December 31, 2008	—	—	62,210	622	226,432	—	(87,991)	(15,557)	123,506
Net income							13,491		13,491
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								5,578	5,578
Net unrealized loss on available-for-sale securities, net of tax of $19								(34)	(34)
Total comprehensive income									19,035
Stock based compensation					5,090				5,090
Excess tax benefit over book expense from stock options exercised					18				18
Restricted stock issued			45	—					—
Stock issued to acquire AllHealthcareJobs			205	2	957				959
Exercise of common stock options			42	1	11				12
Balance at December 31, 2009	—	—	62,502	625	232,508	—	(74,500)	(10,013)	148,620
Net income							18,899		18,899
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								(2,023)	(2,023)
Net unrealized gain on available-for-sale securities, net of tax of $ -								1	1
Total comprehensive income									16,877
Stock based compensation					3,589				3,589
Excess tax benefit over book expense from stock options exercised					4,832				4,832
Restricted stock issued			144	2					2
Restricted stock forfeited			(4)	—					—
Proceeds from sale of common stock			1,076	11	11,032				11,043
Purchase of treasury stock related to option exercises						(11,043)			(11,043)
Exercise of common stock options			2,234	22	4,285				4,307
Balance at December 31, 2010	—	$—	65,952	$660	$256,246	$(11,043)	$(55,601)	$(12,035)	$178,227

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009, and 2008
(in thousands)

	For the year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$18,899	$13,491	$15,356
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,122	3,715	3,689
Amortization of intangible assets	11,431	14,270	16,641
Deferred income taxes	(2,026)	(4,750)	2,915
Gain on sale of joint venture	—	—	(611)
Amortization of deferred financing costs	676	833	833
Write-off deferred financing costs	1,388	—	—
Share based compensation	3,589	5,090	5,590
Change in acquisition related contingencies	47	—	—
Impairment of goodwill and intangible assets	—	—	7,213
Change in accrual for unrecognized tax benefits	(1,384)	478	(256)
Other, net	(375)	(1,505)	2,568
Changes in operating assets and liabilities:
Accounts receivable	(3,904)	1,631	4,443
Prepaid expenses and other assets	(76)	405	51
Accounts payable and accrued expenses	4,372	(1,087)	(327)
Income taxes payable	(2,041)	(2,182)	135
Deferred revenue	12,582	(7,332)	(3,570)
Payments to reduce interest rate hedge agreements	(333)	(514)	—
Other, net	101	258	(494)
Net cash from operating activities	47,068	22,801	54,176
Cash flows from investing activities:
Purchases of fixed assets	(4,626)	(2,988)	(3,971)
Purchases of marketable securities	(2,442)	(2,838)	(49,208)
Maturities and sales of marketable securities	4,436	5,000	42,838
Acquisitions, net of cash acquired of $1,152, $0 and $0	(43,796)	(2,690)	—
Net cash from investing activities	(46,428)	(3,516)	(10,341)
Cash flows from financing activities:
Proceeds from long-term debt	69,000	2,000	—
Payments on long-term debt	(78,300)	(33,200)	(42,900)
Proceeds from sale of common stock	11,043	—	—
Purchase of treasury stock related to option exercises	(11,043)	—	—
Financing costs paid	(1,608)	—	—
Payment of costs related to initial public offering	—	—	(354)
Proceeds from stock option exercises	4,307	12	58
Excess tax benefit over book expense from stock options exercised	4,832	18	—
Net cash from financing activities	(1,769)	(31,170)	(43,196)
Effect of exchange rate changes	(766)	1,666	(3,020)
Net change in cash and cash equivalents for the year	(1,895)	(10,219)	(2,381)
Cash and cash equivalents, beginning of year	44,925	55,144	57,525
Cash and cash equivalents, end of year	$43,030	$44,925	$55,144

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
Dice Holdings, Inc. (“DHI” or the “Company”), a Delaware corporation, was incorporated on June 28, 2005 to acquire the stock of Dice Inc. (“Dice”) and its subsidiaries, Dice Career Solutions, Inc. (“DCSI”), MUP, Inc. (“MeasureUp”), EW Knowledge Products, Inc. (“EWKP”) and Dice India Holdings, Inc. (“Dice India”) (the “Dice Inc. Acquisition”). In October 2006, the Company acquired eFinancialGroup Limited (“eFG”) including its two subsidiaries, eFinancialCareers Limited (“eFC”) and JobsintheMoney.com, Inc. (“JitM”) (the “eFinancialGroup Acquisition”). In June 2009, the Company acquired substantially all of the assets of AllHealthcareJobs.com (“AllHealthcareJobs”). In May 2010, the Company acquired the online and career-events business of WorldwideWorker.com ("WorldwideWorker"). In August 2010, the Company acquired all of the issued and outstanding shares of Rigzone.com, Inc. ("Rigzone").
The Company provides online recruiting and career development services. DHI provides services to recruit and retain technology, engineering, financial services, energy, healthcare and security-cleared professionals through its principal operating subsidiaries. DCSI operates career management services for technology, engineering, healthcare and security-cleared professionals. DHI, through its subsidiaries eFC and JitM, operates career management services for finance and financial services professionals. DHI, through its subsidiaries WorldwideWorker DB FZ and Rigzone.com, Inc., operates career management, information and data services for the energy industry.

2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements include the accounts of DHI and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on the Dice.com, Clearancejobs.com, efinancialcareers.com, Rigzone.com, WorldwideWorker.com and AllHealthcareJobs.com websites. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) subtopic on Multiple-Deliverable Revenue Arrangements. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, if the arrangement includes a general right of return relative to the delivered element, and delivery or performance of the undelivered element is considered probable and is substantially within the Company’s control. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.
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
Data services revenue. Access to the Company's database of energy industry data is provided to customers for a fee. Data services revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months.

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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exposed to any significant credit risk.
The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2010, 2009 and 2008.
Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Dice’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Statements of Cash Flows—All bank deposits and money market accounts are considered cash and cash equivalents.
The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2010	2009	2008
Supplemental cash flow information:
Interest paid	$3,357	$6,605	$8,026
Taxes paid	9,383	14,283	6,553
Non-cash investing and financing activities:
Issuance of common stock for the acquisition of AllHealthcareJobs	—	360	—
Contingent consideration to be paid in cash for acquisitions	10,510	863	—
Issuance of restricted stock for the acquisition of AllHealthcareJobs	—	599	—
Capital expenditures on fixed assets included in accounts payable and accrued expenses	18	608	57
Marketable Securities—The Company’s marketable securities are generally comprised of U.S. government and agency securities and corporate debt securities with readily determinable quoted market values. Marketable securities are classified and accounted for as available-for-sale and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders’ equity. If management determines that an unrealized loss is other-than-temporary, such loss will be charged to the statement of operations. There were no other-than-temporary charges during 2010, 2009 or 2008.
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
Capitalized Software Costs—Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes certain incurred software development costs in accordance with the Internal Use Software subtopic of the FASB ASC. Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized.
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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units or the intangible asset. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or indefinite-lived intangible assets.
Foreign Currency Translation—For the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred.
Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2010, 2009 and 2008 was $20.3 million, $20.7 million, $33.2 million, respectively.
Income Taxes—The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are stock based compensation, amortization of intangible assets, depreciation of fixed assets and deferred revenue.
Stock-Based Compensation—The Company has two plans to grant stock options to certain employees and directors of the Company and its subsidiaries. See Note 13.
Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The Company’s long-term debt consists of borrowings under its credit facility. See Note 5 for fair value disclosures.

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
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. DHI’s significant estimates include the useful lives and valuation of fixed assets and intangible assets, the income tax valuation allowance, the assumptions used to value the stock options of the Company, and the valuation of assets acquired and liabilities assumed from acquisitions.
Net Income per Common and Common Equivalent Share—The Company follows the Earnings per Share topic of the FASB ASC in computing earnings per share (“EPS”). The two-class method establishes the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Earnings available to common shareholders for the period, after deduction of convertible preferred stock dividends, are allocated between the common and convertible preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common shareholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. The Company calculates diluted EPS under the if-converted method unless the conversion of the convertible preferred stock is anti-dilutive to basic EPS. To the extent convertible preferred stock is anti-dilutive, the Company calculates diluted EPS under the two-class method to include the effect of potential common shares. See Note 17.
Reclassifications—Certain reclassifications were made on the Consolidated Statement of Cash Flows to conform with the current presentation. The changes resulted in no change to net cash from operating activities, net cash from investing activities, or net cash from financing activities.
New Accounting Pronouncements—In October 2009, new accounting standards were issued in the ASC subtopic on

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition-Multiple-Element Arrangements. The standards enable Companies to account for certain products and services (deliverables) separately rather than as a combined unit. The standards were adopted by the Company on January 1, 2011. The impact of these standards on the Company's financial statements is not significant.
In January 2010, the FASB issued new standards in the ASC topic on Fair Value Measurements and Disclosures. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements, The standards also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures were adopted by the Company during 2010 with no material impact on its financial statements.

3.    ACQUISITIONS
AllHealthcareJobs- On June 10, 2009, the Company acquired substantially all of the assets of AllHealthcareJobs.com (“AllHealthcareJobs”), a leading online career site dedicated to matching healthcare professionals with available career opportunities. The purchase price consisted of initial consideration of $2.7 million in cash (including working capital adjustments) and the issuance of 205,000 shares of the Company’s common stock (with certain restrictions) valued at $959,000. Additional consideration of up to a maximum of $1.0 million in cash is payable upon the achievement of certain operating and financial goals over the two year period ending June 30, 2011. The acquisition resulted in recording intangible assets of $3.1 million and goodwill of $1.4 million. A liability of $81,000 is recorded as of December 31, 2010 for the estimated consideration remaining to be paid. The AllHealthcareJobs.com acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
WorldwideWorker- On May 6, 2010, the Company acquired the online and career-events business of WorldwideWorker.com (“WorldwideWorker”), a global leader in online recruitment for the energy industry. The purchase price consisted of initial consideration of $6.0 million in cash. Additional consideration of up to a maximum of $3.0 million in cash is payable upon the achievement of certain financial goals over the two year period ending December 31, 2011. The acquisition resulted in recording intangible assets of $4.9 million and goodwill of $4.9 million. A liability of $1.4 million is recorded as of December 31, 2010 for the estimated consideration remaining to be paid. The WorldwideWorker acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
Rigzone- On August 11, 2010, the Company acquired all of the issued and outstanding shares of Rigzone.com, Inc. (“Rigzone”), a U.S. market leader in the oil and gas industry delivering online content, data, advertising and career services. The purchase extends the Company’s footprint in the energy vertical. The purchase price consisted of initial consideration of approximately $39 million in cash. On or about October 15, 2011, additional consideration of up to a maximum of $16 million in cash is payable upon the achievement of certain revenue goals through June 30, 2011. The amount of the contingent payment is equal to five times the amount by which revenue for the year ended June 30, 2011 exceeds $8.2 million. Approximately $3.9 million of the purchase price was placed in an escrow account, with funds to be released to pay indemnification claims. The escrow arrangement will terminate in October 2011.
The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $1.4 million were recorded at fair value of $1.0 million. The fair value of the contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future revenues of the businesses to estimate the fair value of these liabilities. The contingent payment can range from zero to $16.0 million, with $8.1 million being the Company’s best estimate as of the date of acquisition. The contingent consideration increased by $1.9 million from acquisition to December 31, 2010 due to the current and expected future sales performance of Rigzone being higher than expected at the acquisition date.
The assets and liabilities recognized as of the acquisition date include (in thousands):

As of Acquisition, August 11, 2010
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
Pro forma Information- The following pro forma condensed consolidated results of operations are presented as if the acquisitions of Rigzone, WorldwideWorker and AllHealthcareJobs were completed as of January 1, 2009:

	For the year ended December 31,
	2010	2009

Revenues	$134,802	$119,899
Net income	17,646	9,611

The pro forma financial information represents the combined historical operating results of the Company, Rigzone, WorldwideWorker and AllHealthcareJobs with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the period presented. The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets, amortization of deferred financing costs and the related income tax impacts of such adjustments.
Rigzone and WorldwideWorker, both acquired in 2010, comprise the Energy segment. The Consolidated Statements of Operations include revenue from the Energy segment of $4.4 million for the year ended December 31, 2010 and operating loss of $3.1 million for the year ended December 31, 2010. The operating loss is primarily attributable to amortization of intangible assets of $3.9 million and a $0.8 million charge due to the increase in expected acquisition related contingent payments.

4.    DISCONTINUED OPERATIONS
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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2008
Revenues	$37
Operating expenses:
Cost of revenues	14
Sales and marketing	40
General and administrative	75
Total operating expenses	129
Operating loss	(92)
Gain on sale of joint venture	611
Income from discontinued operations	$519
There were no assets or liabilities associated with Dice India as of December 31, 2010 or 2009.

5.    FAIR VALUE MEASUREMENTS
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
Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets. The money market funds and marketable securities are valued using quoted prices in the market. The carrying amounts reported in the Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt, as of December 31, 2010 and 2009 was approximately $41 million and $50 million, respectively, based on an estimate of current rates for debt of the same remaining maturities. The interest rate hedge liability as of December 31, 2009 is valued using the market approach, with the forward one-month LIBOR yield curve as the primary input. Valuations are obtained from two third-party providers, one of which is the swap counterparty. There were no interest rate hedges outstanding at December 31, 2010.
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 3- Acquisitions. The fair value of this contingent consideration is determined using an expected present value technique using a discount rate of 8%. Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain events and certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to estimate the fair value of these liabilities. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. During the year ended December 31, 2010, the liability for contingent consideration was increased by $47,000. The increase in the liability resulted in an expense, which is included in Change in Acquisition Related Contingencies on the Consolidated Statements of Operations. The liability for Rigzone increased by $1.9 million, offset by decreases in the liabilities related to AllHealthcareJobs and WorldwideWorker. The liability for Rigzone increased due to the sales performance to date and expectations of future sales being higher than the initial assumptions. The liabilities decreased for AllHealthcareJobs and WorldwideWorker due to the sales performance of these businesses to date and expectations of future sales being lower than the initial assumptions. These liabilities are included on the Consolidated Balance Sheets in the Current Portion of Acquisition Related Contingencies and in Acquisition Related Contingencies.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2010
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$19,370	$—	$—	$19,370
Marketable securities	2,166	—	—	2,166
Contingent consideration to be paid in cash for the acquisitions	—	—	11,370	11,370

	As of December 31, 2009
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$23,655	$—	$—	$23,655
Marketable securities	4,214	—	—	4,214
Interest rate hedge liability—non-current	—	550	—	550
Contingent consideration to be paid in cash for the acquisitions	—	—	863	863

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	For the year ended December 31,
	2010	2009
Contingent consideration for acquisitions
Balance at beginning of period	$863	$—
Additions for acquisitions	10,510	863
Cash payments	(50)	—
Change in estimates included in earnings	47	—
Balance at end of period	$11,370	$863

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
The Company determines whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test for goodwill from the 2005 Dice Inc. acquisition is performed annually as of August 31 and resulted in no impairment. The impairment test for goodwill from the 2006 eFinancialCareers acquisition, the 2009 AllHealthcareJobs acquisition, and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31 and resulted in no impairment. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. No impairment was indicated during the 2010 impairment tests. The WorldwideWorker reporting unit's fair value exceeded its carrying value by approximately 7%. Although impairment is not present at the current time, a deterioration in its future operating results and cash flows may indicate impairment in future periods. The fair value at each of the other reporting units exceeded its carrying value by significant margins.
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

6.    MARKETABLE SECURITIES
DHI’s marketable securities are stated at fair value. The following tables summarize the Company’s marketable securities as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$2,165	$1	$2,166
Total		$2,165	$1	$2,166

	December 31, 2009
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$4,203	$—	$4,203
Corporate debt securities	1 to 5 years	11	—	11
Total		$4,214	$—	$4,214

7.    FIXED ASSETS, NET
Fixed assets, net consist of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Computer equipment and software	$13,708	$11,247
Furniture and fixtures	719	656
Leasehold improvements	1,664	1,625
Capitalized website development costs	4,394	3,035
	20,485	16,563
Less: Accumulated depreciation and amortization	(14,811)	(10,844)
Fixed assets, net	$5,674	$5,719

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted average amortization period for the acquired identifiable intangible assets (in thousands):

	As of December 31, 2010
	Cost	Acquisition of Worldwide Worker and Rigzone	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$5,580	$18,000	(12,927)	(61)	$5,012	3.9 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,270	9,520	16,790	(6,102)	(524)	10,164	6.0 years
Customer lists	36,943	4,570	41,513	(36,337)	(724)	4,452	4.6 years
Candidate database	18,982	9,259	28,241	(20,443)	(46)	7,752	3.0 years
Order backlog	17	577	594	(474)	—	120	.5 years
Acquired intangible assets, net	$114,632	$29,506	$144,138	(76,283)	(1,355)	$66,500

	As of December 31, 2009
	Cost	Acquisition of AllHealthcare Jobs	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$138	$12,558	$(12,396)	$(61)	$101	3.7 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	6,400	870	7,270	(4,279)	(474)	2,517	4.6 years
Customer lists	36,361	582	36,943	(30,483)	(667)	5,793	4.6 years
Candidate database	17,440	1,542	18,982	(17,811)	(46)	1,125	3.5 years
Order backlog	—	17	17	(17)	—	—	.5 years
Acquired intangible assets, net	$111,621	$3,149	$114,770	$(64,986)	$(1,248)	$48,536
Based on the carrying value of the acquired finite-lived intangible assets recorded as of December 31, 2010, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

2011	$9,187
2012	5,883
2013	3,492
2014	2,959
2015	2,016
2016 and thereafter	3,963

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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

development services. Considering the recognition of the brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice.com Trade Name / Trademark / Domain Name was determined to be indefinite.

9.    INDEBTEDNESS
Credit Agreement- In July 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for a revolving facility of $70.0 million and a term facility of $20.0 million, with each facility maturing in January 2014. Borrowings of $30 million were made on July 29, 2010, including $20.0 million on the term facility and $10.0 million on the revolving facility, which were used to pay the full amount outstanding on the Amended and Restated Credit Facility (as defined below) terminating that facility. A portion of the proceeds were also used to pay certain costs associated with the Credit Agreement.
Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.50% on LIBOR and Eurocurrency loans and 1.75% to 2.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. Quarterly payments of $1.0 million of principal are required on the term loan facility, commencing on December 31, 2010. The revolving loans and term loan may be prepaid at any time without penalty, although payments of principal on the term loan facility result in permanent reductions to that facility.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2010, the Company was in compliance with all of the financial and other covenants under our Credit Agreement.
The obligations under the Credit Agreement are guaranteed by two of the Company’s wholly-owned subsidiaries, JobsintheMoney.com, Inc. and Targeted Job Fairs, Inc., and secured by substantially all of the assets of the Company and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.
Debt issuance costs of approximately $1.6 million were incurred and are being amortized over the life of the loan. These costs are included in interest expense.
Additional borrowings of $36.0 million were made during August 2010 for the purchase of Rigzone. Repayments of $25.0 million on the revolving facility have been made during the year ended December 31, 2010, resulting in a balance outstanding on that date of $41.0 million. Payments subsequent to December 31, 2010 have totaled $6.0 million, reducing the balance outstanding currently to $35.0 million.
Amended and Restated Financing Agreement- In March 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”) which provided for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, maturing in March 2012. Borrowings under the facility bear interest, at the Company’s option, at the LIBOR rate plus 3.25% or reference rate plus 1.75%. Quarterly payments of $250,000 of principal are required on the term loan facility. Payments of principal on the term loan facility result in permanent reductions to that facility. The borrowing capacity of the revolving credit facility is reduced by reserves against our interest rate swaps, which are determined by the swap counterparty. The Amended and Restated Credit Facility contained certain financial and other covenants. In May 2010, the Amended and Restated Credit Facility was amended to allow for the purchase of WorldwideWorker and to reduce the revolving credit facility from $75.0 million to $65.0 million. On July 29, 2010, the Company used $29.6 million of the proceeds from the Credit Agreement to repay in full all outstanding indebtedness, including interest and fees, under the Amended and Restated Credit Facility.
The amounts borrowed under and terms of the Credit Agreement as of December 31, 2010 and under the Amended and Restated Financing Agreement as of December 31, 2009 are as follows (dollars in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010	December 31, 2009
Amounts Borrowed:
LIBOR rate loans	$41,000	$50,300
Eurocurrency rate loans	—	n.a.
Reference rate loans	—	—
Total borrowed	$41,000	$50,300

Term loan facility	$19,000	$50,300
Revolving credit facility	22,000	—
Total borrowed	$41,000	$50,300

Maximum available to be borrowed under revolving facility	$48,000	$74,400

Interest rates:
LIBOR option:
Interest margin	3.00%	3.25%
Minimum LIBOR rate	n.a.	3.00%
Actual interest rates	3.26%	6.25%
Future maturities as of December 31, 2010 are as follows (in thousands):

2011	$4,000
2012	4,000
2013	4,000
2014	29,000
Total minimum payments	$41,000
Interest rate swaps are used by the Company for the purpose of interest rate risk management. The fair value of the swap agreements in place are reflected as an interest rate hedge liability on the Consolidated Balance Sheets. In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. During the year ended December 31, 2009, fees of $514,000 were paid to terminate this swap agreement. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. During 2010, a payment of $333,000 was made to terminate this swap agreement. The change in the fair value of the swap agreements is included in gain (loss) from interest rate hedges in the Consolidated Statements of Operations. As of December 31, 2010, there are no swap agreements outstanding.

10.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011	$1,463
2012	1,361
2013	1,005
2014	934
2015	952
2016 and thereafter	4,904
Total minimum payments	$10,619
During 2010, the Company entered into a ten year non-cancelable operating lease for office space in Urbandale, Iowa, to commence in November 2011. This lease increased future lease commitments by $5.5 million. Rent expense was $1.6 million, $1.4 million, and $1.2 million, for the years ended December 31, 2010, 2009 and 2008, respectively.
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

11.    EQUITY TRANSACTIONS
Secondary public offering—On December 15, 2010, the Company completed a secondary offering of its common stock("Secondary Offering"). The Company sold 1,075,633 shares of its common stock and selling stockholders sold an additional 12,724,367 shares of common stock at a price of $10.75 per share less underwriting commissions. The proceeds, net of underwriting commissions, received by the Company were $11.0 million. The Company used the proceeds to purchase shares of the Company's common stock from certain current and former members of the Company's management and board of directors. The purchase of these shares resulted in treasury stock being held by the Company. The Company does not have a stock repurchase program and is currently holding the shares in a treasury stock account. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
Convertible Preferred Stock—The Company has 20,000 shares of convertible preferred stock authorized, with a $0.01 par value. No shares have been issued and outstanding since prior to our initial public offering in 2007. The rights, preferences, privileges and restrictions granted to and imposed on the convertible preferred stock are as set forth below. These provisions are related to the preferred stock that was outstanding during the period and the Company currently has no preferred stock outstanding. The Company’s amended and restated certificate of incorporation permits the terms of any preferred stock to be determined at the time of issuance.
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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to adjustments for stock splits, stock dividends, combinations, or other recapitalizations of the preferred stock.
Dividends—No dividends have been issued in 2010, 2009 or 2008. Our Credit Agreement limits our ability to issue dividends.

12.    COMPREHENSIVE INCOME
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

	Year ended December 31,
	2010	2009	2008
Interest rate swap agreements:
Balance at beginning of year	$—	$—	$—
Changes in fair value, net of tax	—	—	218
Amounts reclassified into earnings, net of tax	—	—	(218)
Balance at end of year	—	—	—
Unrealized gains (losses) on securities:
Balance at beginning of year	—	34	1
Unrealized gains (losses) for the year, net of tax	1	—	38
Realized (gain) losses on securities included in net income	—	(34)	(5)
Balance at end of year	1	—	34
Foreign currency translation:
Balance at beginning of year	(10,013)	(15,591)	3,129
Translation adjustments, net of tax	(2,023)	5,578	(18,720)
Balance at end of year	(12,036)	(10,013)	(15,591)
Total:
Balance at beginning of year	(10,013)	(15,557)	3,130
Total adjustments for the year	(2,022)	5,544	(18,687)
Balance at end of year	$(12,035)	$(10,013)	$(15,557)

 During the first quarter of 2008, the Company elected hedge accounting under the Derivatives and Hedging topic of the FASB ASC for its interest rate swap agreements. Therefore, the change in fair value of the swaps was included in other comprehensive income to the extent they were effective. Subsequent to that election, the interest rate swap agreements became ineffective primarily due to the 3% minimum LIBOR rate in the Amended and Restated Credit Facility as the swap agreements do not contain a rate floor. As the swaps were ineffective and the Company did not expect them to be effective in the future, the Company discontinued applying hedge accounting during the fourth quarter of 2008. The balances in other comprehensive income were reclassified into earnings as the forecasted transactions were no longer expected to occur.

13.    STOCK BASED COMPENSATION
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
The Company recorded stock based compensation expense of $3.6 million, $5.1 million, and $5.6 million during the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, there was $6.9 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 1.9 years.
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

	Number of		Fair value of	Vesting
Grant Date	shares issued	Awarded to	common stock	Period
April 18, 2008	16,000	Board members	$8.09	1 year
May 21, 2009	45,000	Board members	$4.15	1 year
February 10, 2010	120,000	Management	$6.08	4 years
April 29, 2010	24,000	Board members	$9.05	1 year

A summary of the status of restricted stock awards as of December 31, 2010 and 2009, and the changes during the periods then ended is presented below:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of the period	45,000	$4.15	16,000	$8.09
Granted- Restricted Stock	144,000	$6.58	45,000	$4.15
Forfeited during the period	(4,000)	$6.08	—	$—
Vested during the period	(45,000)	$4.15	(16,000)	$8.09
Non-vested at end of period	140,000	$6.59	45,000	$4.15

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

	Year Ended December 31,
	2010	2009	2008
The weighted average fair value of options granted	$2.74	$1.61	$2.06
Dividend yield	—%	—%	—%
Weighted average risk free interest rate	1.46%	1.38%	2.14%
Weighted average expected volatility	48.74%	64.94%	47.78%
Expected life (in years)	4.6	4.6	4.0

During the years ended December 31, 2010, 2009 and 2008, the Company granted the following stock options with exercise prices as follows:

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grant Date	Number of stock options issued	Fair value of common stock		Exercise price[3]	Intrinsic value
February 12, 2008	1,574,750	$6.65	[2]	$6.65	$—
April 17, 2008	42,500	$8.05	[2]	$8.05	$—
April 18, 2008	70,000	$8.09	[2]	$8.09	$—
July 15, 2008	14,000	$7.38	[2]	$7.38	$—
July 28, 2008	14,000	$8.45	[2]	$8.45	$—
October 16, 2008	15,000	$5.80	[2]	$5.80	$—
February 9, 2009	1,707,900	$2.88	[2]	$2.88	$—
July 13, 2009	85,500	$4.03	[1]	$4.03	$—
October 2, 2009	60,000	$6.09	[2]	$6.09	$—
December 3, 2009	20,000	$5.46	[1]	$5.46	$—
February 10, 2010	1,490,800	$6.08	[2]	$6.08	$—
February 15, 2010	20,000	$6.31	[2]	$6.31	$—
April 22, 2010	5,000	$8.38	[1]	$8.38	$—
April 30, 2010	20,000	$9.25	[1]	$9.25	$—
October 22, 2010	91,200	$9.16	[1]	$9.16	$—
December 10, 2010	75,000	$11.50	[1]	$11.50	$—
____________________

[1]	Average of the high and low reported prices on the date of grant. Grant was made under the Company’s 2005 Plan.

[2]	Closing price on the date of grant. Grant was made under the Company’s 2007 Plan.

[3]	Original exercise price on date of grant.

A summary of the status of options granted as of December 31, 2010, 2009 and 2008, and the changes during the years then ended is presented below:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at January 1	11,451,740	$2.82	9,653,074	$2.77	8,038,280	$1.95
Granted	1,702,000	$6.53	1,873,400	$3.06	1,730,250	$6.76
Exercised	(2,233,789)	$1.93	(41,906)	$0.28	(21,163)	$2.79
Forfeited	(156,854)	$4.92	(32,828)	$4.88	(94,293)	$5.77
Options outstanding at December 31	10,763,097	$3.57	11,451,740	$2.82	9,653,074	$2.77
Exercisable at December 31	7,497,721	$2.71	8,092,970	$2.11	5,801,362	$1.78
Options expected to vest at December 31	10,639,039	$3.54
The weighted-average remaining contractual term of options exercisable at December 31, 2010 is 4.9 years. The following table summarizes information about options outstanding as of December 31, 2010:

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	2,598,144	4.7	2,598,144
$ 1.00 - $ 2.99	3,466,797	4.9	2,542,647
$ 4.00 - $ 5.99	662,427	5.8	616,960
$ 6.00 - $ 8.99	3,809,729	5.3	1,710,120
$ 9.00 - $ 11.50	226,000	6.7	29,850
	10,763,097		7,497,721

14.    INCOME TAXES
Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$26	$281
Allowance for doubtful accounts	420	448
Provision for accrued expenses and other, net	288	245
Stock based compensation	4,959	5,410
Capital loss	807	807
Deferred revenue	932	50
Interest rate swap agreement	—	196
	7,432	7,437
Less valuation allowance	807	1,042
Deferred tax asset, net of valuation allowance	6,625	6,395
Deferred tax liabilities:
Acquired intangibles	(22,487)	(15,927)
Depreciation of fixed assets	(1,254)	(542)
Deferred tax liabilities	(23,741)	(16,469)
Net deferred tax liability	$(17,116)	$(10,074)
Recognized in Consolidated Balance Sheets:
Deferred tax asset—current	$1,691	$812
Net deferred tax liability—noncurrent	(18,807)	(10,886)
Net deferred tax liability	$(17,116)	$(10,074)
At December 31, 2010 and 2009, the Company had a $0.8 million deferred tax asset related to a capital loss carryforward. The capital loss can only be offset against capital gains and expires in the 2013 tax year. The Company has set up a deferred tax asset valuation allowance fully offsetting the capital loss.
Tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009	2008
Current income tax expense:
Federal	$7,849	$9,662	$1,079
State	738	170	30
Foreign	2,355	2,171	4,945
Current income tax expense	10,942	12,003	6,054
Deferred income tax expense (benefit):
Federal	(1,074)	(2,846)	5,880
State	(35)	(98)	(592)
Foreign	(1,014)	(1,169)	(1,769)
Deferred income tax expense (benefit)	(2,123)	(4,113)	3,519
Income tax expense	$8,819	$7,890	$9,573

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Tax effect of permanent items	1.2%	0.4%	1.0%
State taxes, net of federal effect	1.6%	0.4%	0.8%
Impairment charge with no tax benefit	—%	—%	10.3%
Foreign earnings indefinitely reinvested	—%	—%	(5.5)%
Difference between foreign and U.S. rates	(1.6)%	(1.6)%	(4.2)%
Change in unrecognized tax benefits	(5.0)%	2.2%	0.1%
Other	0.6%	0.5%	1.7%
Effective tax rate	31.8%	36.9%	39.2%
The Company’s income before tax from foreign entities was $6.9 million, $4.0 million and $13.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company plans to continue to finance expansion and operating requirements of subsidiaries outside the U.S. through reinvestment of the undistributed earnings of these subsidiaries (approximately $31 million at December 31, 2010), and taxes that would result from potential distributions have not been provided. If earnings were distributed, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the U.S.
The Company follows the guidance in the FASB ASC topic on Income Taxes related to Uncertainty in Income Taxes. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2010 and 2009, the Company has recorded a liability of $4.4 million and $5.8 million, respectively, which consists of unrecognized tax benefits of $4.1 million and $5.6 million, respectively, and estimated accrued interest and penalties of $0.3 million and $0.2 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2010, 2009 and 2008, interest and penalties recorded in the consolidated statements of operations were $83,000, $106,000 and $28,000, respectively. Following is a reconciliation of the amounts of unrecognized tax benefits for the year ended December 31, 2010, 2009 and 2008 (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009	2008
Unrecognized tax benefits—beginning of period	$5,600	$5,228	$5,512
Gross increases in tax positions related to current year	244	104	71
Gross increases (decreases) in tax positions related to prior year	(1,314)	268	(355)
Lapse of statute of limitations	(397)	—	—
Unrecognized tax benefits—end of period	$4,133	$5,600	$5,228
The balance of unrecognized tax benefits of $4.4 million and $5.8 million, as of December 31, 2010 and 2009, respectively, if recognized, would affect the effective tax rate.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is subject to U.S. federal, state, local or foreign examinations by tax authorities dating back to the year net operating losses began in 2000. The Company believes it is reasonably possible that as much as $1.1 million of its unrecognized tax benefits may be recognized by the end of 2011 as a result of a lapse of the statute of limitations.

15.    EMPLOYEE SAVINGS PLAN
The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $560,000, $477,000, and $559,000 for the years ended December 31, 2010, 2009 and 2008, respectively, to match employee contributions to the Savings Plan.

16.    SEGMENT INFORMATION
The Company changed its reportable segments during the year ended December 31, 2010, following the acquisition of Rigzone, to reflect the current operating structure. Accordingly, all prior period amounts have been recast to reflect the current segment presentation.
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
The following table shows the segment information for the years ended December 31, 2010, 2009 and 2008 (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009	2008
By Segment:
Revenues:
Tech & Clearance	$88,206	$80,918	$107,329
Finance	33,730	26,734	42,424
Energy	4,440	—	—
Other	2,621	2,339	5,256
Total revenues	$128,997	$109,991	$155,009

Depreciation:
Tech & Clearance	$3,519	$3,324	$3,278
Finance	449	333	345
Energy	48	—	—
Other	106	58	66
Total depreciation	$4,122	$3,715	$3,689

Amortization:
Tech & Clearance	$3,240	$9,026	$11,110
Finance	2,963	4,405	5,359
Energy	3,904	—	—
Other	1,324	839	172
Total amortization	$11,431	$14,270	$16,641

Operating income (loss):
Tech & Clearance	$27,686	$22,331	$29,791
Finance	9,351	4,970	4,882
Energy	(3,111)	—	—
Other	(1,768)	(760)	210
Operating income	32,158	26,541	34,883
Interest expense	(3,376)	(6,801)	(9,552)
Deferred financing cost write-off	(1,388)	—	—
Interest income	112	213	1,647
Gain (loss) from interest rate hedges	216	1,505	(2,568)
Other expense	(4)	(77)	—
Income from continuing operations before income taxes	$27,718	$21,381	$24,410

Capital expenditures:
Tech & Clearance	$2,992	$2,848	$3,747
Finance	557	607	176
Energy	132	—	—
Other	332	90	48
Total capital expenditures	$4,013	$3,545	$3,971

By Geography:
Revenues:
U.S.	98,959	86,964	117,807
Non- U.S.	30,038	23,027	37,202
Total revenues	$128,997	$109,991	$155,009

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
Total assets:
Tech & Clearance	$157,386	$160,513
Finance	92,956	95,882
Energy	63,349	—
Other	5,031	6,160
Total assets	$318,722	$262,555
The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2010 and 2009 and the changes in goodwill for the years then ended (in thousands):

	Tech & Clearance	Finance	Energy	Other	Total

Goodwill	$84,778	$70,287	$—	$1,866	$156,931
Accumulated impairment losses	—	(7,213)	—	—	(7,213)
Accumulated foreign currency translation adjustments	—	(12,302)	—	—	(12,302)
Goodwill at December 31, 2008	$84,778	$50,772	$—	$1,866	$137,416
Goodwill acquired during the year	—	—	—	1,445	1,445
Foreign currency translation adjustment	—	3,777	—	—	3,777
Goodwill at December 31, 2009	$84,778	$54,549	$—	$3,311	$142,638

Goodwill	$84,778	$70,287	$—	$3,311	$158,376
Accumulated impairment losses	—	(7,213)	—	—	(7,213)
Accumulated foreign currency translation adjustments	—	(8,525)	—	—	(8,525)
Goodwill at December 31, 2009	$84,778	$54,549	$—	$3,311	$142,638
Goodwill acquired during the year	—	—	35,104	—	35,104
Foreign currency translation adjustment	—	(1,336)	—	—	(1,336)
Goodwill at December 31, 2010	$84,778	$53,213	$35,104	$3,311	$176,406

Balance, December 31, 2010
Goodwill	$84,778	$70,287	$35,104	$3,311	$193,480
Accumulated impairment losses	—	(7,213)	—	—	(7,213)
Accumulated foreign currency translation adjustments	—	(9,861)	—	—	(9,861)
	$84,778	$53,213	$35,104	$3,311	$176,406

Goodwill acquired during the year ended 2010 was the result of the WorldwideWorker and Rigzone acquisitions. Goodwill acquired during the year ended 2009 was the result of the AllHealthcareJobs acquisition.

17.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. Options to purchase 237,000, 2.7 million, and 470,000 shares were outstanding during the years ended December 31, 2010, 2009, and 2008, respectively, but were excluded from the calculation of diluted EPS for the years then ended because the

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings (loss) per share and weighted average shares outstanding for continuing operations and discontinued operations (in thousands, except per share amounts):

	2010	2009	2008
Income from continuing operations—basic and diluted	$18,899	$13,491	$14,837

Income from discontinued operations—basic and diluted	$—	$—	$519

Weighted average shares outstanding—basic	62,665	62,266	62,194
Add shares issuable upon exercise of stock options	5,261	3,808	3,151
Weighted average shares outstanding—diluted	67,926	66,074	65,345
Basic earnings per share:
From continuing operations	$0.30	$0.22	$0.24
From discontinued operations	—	—	0.01
	$0.30	$0.22	$0.25
Diluted earnings per share:
From continuing operations	$0.28	$0.20	$0.23
From discontinued operations	—	—	0.01
	$0.28	$0.20	$0.24

18.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 2010 and 2009:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2010
Revenues	$26,827	$29,921	$34,360	$37,889
Total operating expenses	20,758	23,460	25,583	27,038
Operating income	$6,069	$6,461	$8,777	$10,851

Net income	$3,301	$3,688	$6,166	$5,744
Basic earnings per common share	$0.05	$0.06	$0.10	$0.09	[1]
Diluted earnings per common share	$0.05	$0.05	$0.09	$0.08	[1]

2009
Revenues	$29,569	$27,009	$26,733	$26,680
Total operating expenses	21,869	21,332	20,800	19,449
Operating income	$7,700	$5,677	$5,933	$7,231

Net income	$3,858	$2,776	$3,002	$3,855
Basic earnings per common share	$0.06	$0.04	$0.05	$0.06	[1]
Diluted earnings per common share	$0.06	$0.04	$0.05	$0.06	[1]

____________________

[1]	Due to rounding, the sum of the quarters may not equal the full year amount.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
We acquired Rigzone.com, Inc. in the third quarter of 2010. Rigzone represented approximately 17% of our total assets as of December 31, 2010 and 3% of our revenues for the year ended December 31, 2010. As the acquisition occurred during 2010, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Rigzone. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2010 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Director Resignation
On February 4, 2011, Ms. Amanda Siegel tendered her resignation from the Board of Directors of the Company, effective February 4, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dice Holdings, Inc.
Des Moines, Iowa

We have audited the internal control over financial reporting of Dice Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Rigzone.com Inc., which was acquired on August 11, 2010 and whose financial statements constitute 17% of total assets and 3% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Rigzone.com. Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 7, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/S/ DELOITTE & TOUCHE, LLP

Des Moines, Iowa
February 7, 2011

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by Item 10 pertaining to directors will be set forth in our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2010 and is incorporated herein by reference.
Executive Officers of the Company
Set forth below is information relating to the Company’s executive officers as of January 31, 2011.

Name	Age	Position
Scot W. Melland	48	Chairman, President and Chief Executive Officer
Michael P. Durney	48	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Thomas Silver	51	Senior Vice President, North America
Brian P. Campbell	46	Vice President, Business and Legal Affairs, General Counsel and Secretary
Constance Melrose	57	Vice President, Treasury and Managing Director, eFinancialCareers North America
Paul Melde	50	Vice President of Technology
John Benson	49	Managing Director—Dice International; Founder—eFinancialCareers
Scot W. Melland has been our President and Chief Executive Officer and a Director since joining our predecessor, Dice Inc., in April 2001. Prior to joining the Company, he served as President and Chief Executive Officer of Vcommerce Corporation since 1999. From 1996 to 1999, he served as Vice President and later Senior Vice-President Interactive Services for Cendant Corporation. Previously, Mr. Melland served as Vice President, Investments and Alliances for Ameritech (now AT&T). Mr. Melland began his career as a consultant, joining McKinsey & Company in 1985. He is a member of the boards of directors of Globalspec, Inc. and Career Resources Inc., a nonprofit workforce development agency in Connecticut. He holds a B.S. in economics from the University of Pennsylvania and a M.B.A. from Harvard University’s Graduate School of Business Administration. Mr. Melland served as Dice Inc.’s President and Chief Executive Officer at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 1. “Business—Our Company.”
Michael P. Durney has been our Senior Vice President, Finance and Chief Financial Officer since joining our predecessor, Dice Inc., in June 2000 and Treasurer since July 2002. Prior to joining the Company, he held the position of Vice President and Controller of USA Networks, Inc. (now known as IAC/InterActiveCorp.) from 1998 to 2000. Mr. Durney’s previous experience includes being the Chief Financial Officer of Newport Media, Inc. from 1996 to 1998, Executive Vice President, Finance of Hallmark Entertainment, Inc. from 1994 to 1996 and Vice President, Controller of Univision Television Group, Inc. from 1989 to 1994. Mr. Durney started his finance career at the accounting firm of Arthur Young & Company in 1983 and is a licensed Certified Public Accountant in the state of New York. He is the Chair of the Advisory Council of the School of Business and the Secretary of the board of directors of the College Foundation at the State University of New York at Oswego. Mr. Durney holds a B.S. degree in accounting from the State University of New York in Oswego. Mr. Durney served as Dice Inc.’s Senior Vice
President, Finance, Chief Financial Officer and Treasurer at the time it filed its voluntary petition under Chapter 11 of the
Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 1. “Business—Our Company.”

Thomas M. Silver has been our Senior Vice President of North American operations since September 2009. He served as our Senior Vice President and Chief Marketing Officer since 2007 and joined our predecessor, Dice Inc., in July 2001 as the Senior Vice President of Marketing and Customer Support. Bringing more than 20 years of executive marketing and management experience, Mr. Silver is responsible for overseeing our sales, marketing and advertising, telesales, and product management efforts in our North America region. Additionally, Mr. Silver manages all aspects of customer service to ensure optimal performance for our client base. He is a graduate of Cornell University and holds a M.B.A. from New York University School of Business. Mr. Silver served as Dice Inc.’s Senior Vice President of Marketing and Customer Support at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 1. “Business—Our Company.”
Brian P. Campbell has been our Vice President, General Counsel and Corporate Secretary since joining our predecessor,

Dice Inc., in January 2000 and has been Vice President, Business and Legal Affairs since June 2003. Mr. Campbell is responsible for managing our legal affairs, including intellectual property, mergers and acquisitions, strategic alliances, corporate securities, real estate, litigation and employment law, as well as supervising outside counsel. Mr. Campbell also oversees our privacy initiatives. Prior to joining the Company, Mr. Campbell served as Vice President, General Counsel and Corporate Secretary at CMP Media, where he worked since 1995. From 1988 to 1995, Mr. Campbell worked as a Corporate Associate at the law firm of Mudge, Rose, Guthrie, Alexander and Ferdon. He earned a J.D. from St. John’s University School of Law and a B.A. from the University of Virginia. Mr. Campbell served as Dice Inc.’s Vice President, General Counsel and
Secretary at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon
Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 1. “Business—Our Company.”
Constance Melrose has been our Vice President, Treasury since July 2003 and became our Managing Director of eFinancialCareers North America in January 2010. She previously served as our Vice President, Treasury and Strategic Planning, a role she has held since July 2003. She is responsible for investment management, bank relations and related corporate finance activities as well as overseeing our sales, marketing and advertising efforts for the North American operations of eFinancialCareers. Ms. Melrose previously served as our Vice President, Treasury and Investor Relations, having joined our predecessor, Dice Inc., in March 1999. Ms. Melrose has over 20 years experience in corporate finance, investor relations and corporate development. She earned a Bachelor of Arts degree in English literature from Princeton University and a M.B.A. in finance and accounting from The Wharton School. Ms. Melrose served as an executive officer of Dice Inc. at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and continued to serve as an executive officer upon Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 1. “Business—Our Company.”
Paul Melde has been our Vice President of Technology since joining our predecessor, Dice Inc., in June 2000. Mr. Melde is responsible for information technology operations and oversees software development, business systems, site operations, systems management and telecommunications. He has more than 15 years of information technology management experience. Mr. Melde received both his B.S. and M.A. from Iowa State University. Mr. Melde served as Dice Inc.’s Vice President of
Technology at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon
Dice Inc.’s emergence from bankruptcy. For additional information on Dice Inc.’s bankruptcy see Item 1. “Business—Our Company.”
John Benson joined our company when we acquired eFinancialGroup in October 2006. Mr. Benson founded eFinancialCareers in 2000 and served as its Chief Executive Officer from 2001 to 2010. John now serves as the Managing Director of our international operations. He has over 20 years experience in the publishing and finance industries. Mr. Benson holds a M.A. from Edinburgh University in Scotland.

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

2.1
Stock Purchase Agreement, dated as of August 11, 2010, by and among Dice Holdings, Inc., Rigzone.com, Inc. and David Kent, Jr. (with agreement of the Company to provide schedules) (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on August 16, 2010 with the Securities and Exchange Commission).

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

4.5
Credit Agreements dated as of July 29, 2010 among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various parties lender thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Key Bank Capital Markets Inc., as Joint Lead Arrangers and Co-Book Managers (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33584) filed on November 2, 2010 with the Securities and Exchange Commission).

10.1*	Purchase Agreement, dated December 9, 2010, by and among Dice Holdings, Inc. and the Management Sellers named therein.
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

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

*	Filed herewith.
(b)	Financial Statement Schedules.

Page
Schedule I—Financial Information of the Parent Company	82
Schedule II—Consolidated Valuation and Qualifying Accounts	86

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS
As of December 31, 2010 and 2009
(in thousands, except per share data)

	2010	2009
ASSETS
Cash and cash equivalents	$22	$9
Marketable securities	2,166	3,598
Investment in subsidiaries	426,019	366,452
Total assets	$428,207	$370,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable to subsidiaries	$244,967	$216,640
Interest payable to subsidiaries	5,013	4,799
Total liabilities	249,980	221,439
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued 65,952 and 62,502 shares, respectively; outstanding: 64,876 and 62,502 shares, respectively	660	625
Additional paid-in capital	256,246	232,508
Accumulated other comprehensive income	(12,035)	(10,013)
Accumulated deficit	(55,601)	(74,500)
Treasury stock: 1,076 and 0 shares, respectively	(11,043)	—
Total stockholders’ equity	178,227	148,620
Total liabilities and stockholders’ equity	$428,207	$370,059
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009, 2008
(in thousands)

	2010	2009	2008
Revenues:
Equity in earnings of subsidiaries from continuing operations	$19,100	$13,710	$15,451
Equity in earnings of subsidiaries from discontinued operations	—	—	519
Operating income	19,100	13,710	15,970
General and administrative	(12)	(19)	(48)
Interest expense	(214)	(289)	(1,028)
Other income	25	$89	462
Net income	$18,899	$13,491	$15,356
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2010, 2009 and 2008
(in thousands except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2008	—	$—	62,173	$622	$220,222	$—	$(103,347)	$3,130	$120,627
Net income							15,356		15,356
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								(18,720)	(18,720)
Net unrealized gain on available-for-sale securities, net of tax of $19								33	33
Total comprehensive loss									(3,331)
Stock based compensation					5,590				5,590
Excess tax benefit over book expense from stock options exercised					562				562
Restricted stock issued			16	—					—
Exercise of common stock options			21	—	58				58
Balance at December 31, 2008	—	—	62,210	622	226,432	—	(87,991)	(15,557)	123,506
Net income							13,491		13,491
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								5,578	5,578
Net unrealized loss on available-for-sale securities, net of tax of $19								(34)	(34)
Total comprehensive income									19,035
Stock based compensation					5,090				5,090
Excess tax benefit over book expense from stock options exercised					18				18
Restricted stock issued			45	—					—
Stock issued to acquire AllHealthcareJobs			205	2	957				959
Exercise of common stock options			42	1	11				12
Balance at December 31, 2009	—	—	62,502	625	232,508	—	(74,500)	(10,013)	148,620
Net income							18,899		18,899
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								(2,023)	(2,023)
Net unrealized gain on available-for-sale securities, net of tax of $ -								1	1
Total comprehensive income									16,877
Stock based compensation					3,589				3,589
Excess tax benefit over book expense from stock options exercised					4,832				4,832
Restricted stock issued			144	2					2
Restricted stock forfeited			(4)	—					—
Proceeds from sale of common stock			1,076	11	11,032				11,043
Purchase of treasury stock related to option exercises						(11,043)			(11,043)
Exercise of common stock options			2,234	22	4,285				4,307
Balance at December 31, 2010	—	$—	65,952	$660	$256,246	$(11,043)	$(55,601)	$(12,035)	$178,227
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009, and 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$18,899	$13,491	$15,356
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of continuing operations	(19,100)	(13,710)	(15,451)
Equity in earnings of discontinued operations	—	—	(519)
Change in interest payable	214	289	1,028
Other	49	68	22
Net cash from operating activities	62	138	436
Cash flows from investing activities:
Purchase of marketable securities	(2,442)	(2,222)	(49,197)
Sales of marketable securities	3,825	5,000	42,689
Payment for acquisition	(38,898)	—	—
Net cash from investing activities	(37,515)	2,778	(6,508)
Cash flows from financing activities:
Proceeds from notes payable to subsidiaries	38,898	—	—
Payments on notes payable to subsidiaries	(10,571)	(10,000)	(12,100)
Proceeds from sale of common stock	11,043	—	—
Purchase of treasury stock related to stock options	(11,043)	—	—
Payment of costs related to initial public offering	—	—	(354)
Proceeds from stock option exercises	4,307	12	58
Excess tax benefit on stock option exercises	4,832	18	—
Net cash from financing activities	37,466	(9,970)	(12,396)
Net change in cash and cash equivalents for the year	13	(7,054)	(18,468)
Cash and cash equivalents, beginning of year	9	7,063	25,531
Cash and cash equivalents, end of year	$22	$9	$7,063
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE II
DICE HOLDINGS, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2008, 2009 and 2010
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions(1)	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2008	$1,631	$949	$(1,076)	$1,504
Year ended December 31, 2009	1,504	1,067	(807)	1,764
Year ended December 31, 2010	1,764	(46)	(410)	1,308
Reserve for deferred tax assets:
Year ended December 31, 2008	$985	$235	$—	$1,220
Year ended December 31, 2009	1,220	—	(178)	1,042
Year ended December 31, 2010	1,042	—	(235)	807
Reserve for unrecognized tax benefits:
Year ended December 31, 2008	$5,556	$99	$(355)	5,300
Year ended December 31, 2009	5,300	478	—	5,778
Year ended December 31, 2010	5,778	244	(1,628)	4,394
____________________

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

Date:	February 7, 2011	DICE HOLDINGS, INC.
		By:	/S/ SCOT W. MELLAND
Scot W. Melland Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOT W. MELLAND	Chairman, President, Chief Executive Officer and Director	February 7, 2011
Scot W. Melland	(Principal Executive Officer)

/S/ MICHAEL P. DURNEY	Senior Vice President, Finance and Chief Financial Officer	February 7, 2011
Michael P. Durney	(Principal Financial and Accounting Officer)

/S/ JOHN W. BARTER	Director	February 7, 2011
John W. Barter

/S/ H. RAYMOND BINGHAM	Director	February 7, 2011
H. Raymond Bingham

/S/ PETER EZERSKY	Director	February 7, 2011
Peter Ezersky

/S/ DAVID S. GORDON	Director	February 7, 2011
David S. Gordon

/S/ DAVID C. HODGSON	Director	February 7, 2011
David C. Hodgson

/S/ WILLIAM WYMAN	Director	February 7, 2011
William Wyman

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated as of August 11, 2010, by and among Dice Holdings, Inc., Rigzone.com, Inc. and David Kent, Jr. (with agreement of the Company to provide schedules) (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on August 16, 2010 with the Securities and Exchange Commission).

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

4.5
Credit Agreements dated as of July 29, 2010 among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various parties lender thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Key Bank Capital Markets Inc., as Joint Lead Arrangers and Co-Book Managers (incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33584) filed on November 2, 2010 with the Securities and Exchange Commission).

10.1*	Purchase Agreement, dated December 9, 2010, by and among Dice Holdings, Inc. and the Management Sellers named therein.

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

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Scot Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Michael Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

*	Filed herewith