Form 10-Q
period 2011-03-31
DICE HOLDINGS, INC.
filed 2011-04-28
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
 ______________________________________________

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
As of April 25, 2011, there were 66,472,367 shares of the registrant’s common stock (“Common Stock”) outstanding, par value of $.01 per share.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010
	Notes to the Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	30

Item 4.	(Removed and Reserved)	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		32

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I.
Item 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$46,158	$43,030
Marketable securities	1,306	2,166
Accounts receivable, net of allowance for doubtful accounts of $1,375 and $1,308	18,193	16,921
Deferred income taxes—current	1,810	1,691
Income taxes receivable	3,883	3,019
Prepaid and other current assets	2,586	1,659
Total current assets	73,936	68,486
Fixed assets, net	5,629	5,674
Acquired intangible assets, net	63,989	66,500
Goodwill	178,044	176,406
Deferred financing costs, net of accumulated amortization of $306 and $189	1,301	1,418
Other assets	243	238
Total assets	$323,142	$318,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,843	$13,801
Deferred revenue	58,962	49,224
Current portion of acquisition related contingencies	11,795	10,144
Current portion of long-term debt	4,000	4,000
Income taxes payable	862	735
Total current liabilities	86,462	77,904
Long-term debt	17,000	37,000
Deferred income taxes—non-current	18,149	18,807
Accrual for unrecognized tax benefits	4,500	4,394
Acquisition related contingencies	—	1,226
Other long-term liabilities	1,162	1,164
Total liabilities	127,273	140,495
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued 68,427 and 65,952 shares, respectively; outstanding: 66,472 and 64,876 shares, respectively	685	660
Additional paid-in capital	276,472	256,246
Accumulated other comprehensive loss	(9,117)	(12,035)
Accumulated deficit	(49,014)	(55,601)
Treasury stock, 1,955 and 1,076 shares, respectively	(23,157)	(11,043)
Total stockholders’ equity	195,869	178,227
Total liabilities and stockholders’ equity	$323,142	$318,722
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues	$40,089	$26,827
Operating expenses:
Cost of revenues	2,691	2,107
Product development	2,495	1,190
Sales and marketing	14,176	10,131
General and administrative	5,715	4,286
Depreciation	1,051	972
Amortization of intangible assets	2,539	2,396
Change in acquisition related contingencies	655	(324)
Total operating expenses	29,322	20,758
Operating income	10,767	6,069
Interest expense	(444)	(1,121)
Interest income	24	38
Other expense	—	75
Income before income taxes	10,347	5,061
Income tax expense	3,760	1,760
Net income	$6,587	$3,301

Basic earnings per share	$0.10	$0.05
Diluted earnings per share	$0.09	$0.05

Weighted average basic shares outstanding	65,342	62,366
Weighted average diluted shares outstanding	70,092	66,900
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$6,587	$3,301
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,051	972
Amortization of intangible assets	2,539	2,396
Deferred income taxes	(782)	(753)
Amortization of deferred financing costs	117	208
Share based compensation	972	826
Change in acquisition related contingencies	655	(324)
Change in accrual for unrecognized tax benefits	106	—
Other, net	—	(75)
Changes in operating assets and liabilities:
Accounts receivable	(1,105)	1,834
Prepaid expenses and other assets	(921)	(805)
Accounts payable and accrued expenses	(3,186)	(540)
Income taxes receivable/payable	(755)	(312)
Deferred revenue	9,507	4,786
Other, net	8	70
Net cash flows from operating activities	14,793	11,584
Cash flows from investing activities:
Purchases of fixed assets	(730)	(1,571)
Purchases of marketable securities	—	(504)
Maturities and sales of marketable securities	850	2,011
Net cash flows from investing activities	120	(64)
Cash flows from financing activities:
Payments on long-term debt	(20,000)	(18,300)
Proceeds from long-term debt	—	3,000
Proceeds from sale of common stock	11,943	—
Purchase of treasury stock related to option exercises	(11,943)	—
Payment of acquisition related contingencies	(230)	—
Proceeds from stock option exercises	2,809	147
Excess tax benefit over book expense from stock options exercised	4,522	35
Other	(171)	—
Net cash flows from financing activities	(13,070)	(15,118)
Effect of exchange rate changes	1,285	(1,352)
Net change in cash and cash equivalents for the period	3,128	(4,950)
Cash and cash equivalents, beginning of period	43,030	44,925
Cash and cash equivalents, end of period	$46,158	$39,975

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010 that are included in the Company’s Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2011.

2.   NEW ACCOUNTING STANDARDS
New Accounting Pronouncements- In October 2009, new accounting standards were issued in the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") subtopic on Revenue Recognition-Multiple-Element Arrangements. The standards enable companies to account for certain products and services (deliverables) separately rather than as a combined unit. The standards were adopted by the Company on January 1, 2011. Certain of the Company's arrangements include multiple deliverables, which consist of the ability to post jobs and to access a searchable database of candidates. A delivered item is considered a separate unit of accounting if it has value to the customer on a standalone basis. The Company's arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. The impact of these standards on the Company's financial statements was not significant, thus limited disclosures are included herein.

3.    ACQUISITIONS
WorldwideWorker- On May 6, 2010, the Company acquired the online and career-events business of WorldwideWorker.com (“WorldwideWorker”), a global leader in online recruitment for the energy industry. The purchase price consisted of initial consideration of $6.0 million in cash. Additional consideration of up to a maximum of $3.0 million in cash is payable upon the achievement of certain financial goals over the two year period ending December 31, 2011. The acquisition resulted in recording intangible assets of $4.9 million and goodwill of $4.9 million. During the three months ended March 31, 2011, $230,000 was paid to the sellers for the achievement of financial goals related to the year ended December 31, 2010. A liability of $1.4 million is recorded as of March 31, 2011 for the estimated consideration remaining to be paid. The WorldwideWorker acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
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
The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $1.4 million were recorded at fair value of $1.0 million. The fair value of the contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future revenues of the businesses to estimate the fair value of these liabilities. The contingent payment can range from zero to $16.0 million, with $8.1 million being the Company’s best estimate as of the date of acquisition. The contingent consideration increased by $2.2 million from acquisition to March 31, 2011 due to the current and expected future sales performance of Rigzone being higher than anticipated at the acquisition date.
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
Pro forma Information- The following pro forma condensed consolidated results of operations are presented as if the acquisitions of Rigzone and WorldwideWorker were completed as of January 1, 2010:

Three months ended March 31, 2010

Revenues	$29,053
Net income	2,596

The pro forma financial information represents the combined historical operating results of the Company, Rigzone and WorldwideWorker with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the period presented. The pro forma adjustments include adjustments for interest on borrowings, amortization of acquired intangible assets, amortization of deferred financing costs and the related income tax impacts of such adjustments.
Rigzone and WorldwideWorker, both acquired in 2010, comprise the Energy segment. The Condensed Consolidated Statements of Operations include revenue from the Energy segment of $3.1 million and $0 for the three month periods ended March 31, 2011 and 2010, respectively, and operating loss of $1.5 million and $0 for the three month periods ended March 31,

2011 and 2010, respectively. The operating loss is primarily attributable to amortization of intangible assets of $2.0 million and a charge of $0.7 million due to the increase in expected acquisition related contingent payments.

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
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The money market funds and marketable securities are valued using quoted prices in the market. The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt as of March 31, 2011 and December 31, 2010 was approximately $21 million and $41 million, respectively, based on an estimate of current rates for debt of the same remaining maturities.
The interest rate hedge liability as of March 31, 2010 is valued using the market approach, with the forward one month LIBOR yield curve as the primary input. Valuations are obtained from two third-party providers. There were no interest rate hedges outstanding at December 31, 2010 or March 31, 2011.
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 3- Acquisitions. The fair value of this contingent consideration is determined using an expected present value technique using a discount rate of 8%. Expected cash flows are determined using the probability-weighted average of possible outcomes that would occur should certain events and certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to estimate the fair value of these liabilities. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. During the three month period ended March 31, 2011, the liability for contingent consideration increased by $425,000 which consisted of a $655,000 increase in the estimated contingency payments offset by a $230,000 payment for WorldwideWorker made during the period. The increase in the liability resulted in an expense, which is included in Change in Acquisition Related Contingencies on the Condensed Consolidated Statements of Operations. The liabilities for WorldwideWorker and Rigzone increased by $247,000 and $430,000, respectively. The liability increased primarily due to the sales performance to date and expectations of future sales being higher than the prior assumptions for these businesses. These liabilities are included on the Condensed Consolidated Balance Sheets in the Current Portion of Acquisition Related Contingencies.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$17,411	$—	$—	$17,411
Marketable securities	1,306	—	—	1,306
Contingent consideration to be paid in cash for the acquisitions	—	—	11,795	11,795

	As of December 31, 2010
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$19,370	$—	$—	$19,370
Marketable securities	2,166	—	—	2,166
Contingent consideration to be paid in cash for the acquisitions	—	—	11,370	11,370

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Contingent consideration for acquisitions
Balance at beginning of period	$11,370	$863
Cash payments	(230)	—
Change in estimates included in earnings	655	(324)
Balance at end of period	$11,795	$539

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
The Company determines whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test for goodwill from the 2005 Dice Inc. acquisition is performed annually as of August 31 and resulted in no impairment. The impairment test for goodwill from the 2006 eFinancialCareers acquisition, the 2009 AllHealthcareJobs acquisition, and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31 and resulted in no impairment. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. No impairment was indicated during the 2010 impairment tests or during three months ended March 31, 2011. The WorldwideWorker reporting unit's fair value exceeded its carrying value by approximately 7%. Although impairment is not present at the current time, a deterioration in its future operating results and cash flows may indicate impairment in future periods. The operating loss during the first quarter of 2011 in the Energy segment is primarily attributable to amortization of intangible assets and the increase in expected acquisition related contingent payments, therefore the loss does not indicate potential impairment. The fair value at each of the other reporting units exceeded its carrying value by significant margins.

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

5.    MARKETABLE SECURITIES
DHI’s marketable securities are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

	March 31, 2011
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$1,305	$1	$1,306
Total		$1,305	$1	$1,306

	December 31, 2010
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$2,165	$1	$2,166
Total		$2,165	$1	$2,166

6.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted average amortization period for the acquired identifiable intangible assets (in thousands):

	March 31, 2011
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$18,000	(13,244)	(61)	$4,695	3.9 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	16,790	(6,701)	(496)	9,593	6.0 years
Customer lists	41,513	(36,609)	(724)	4,180	4.6 years
Candidate database	28,241	(21,674)	(46)	6,521	3.0 years
Order backlog	594	(594)	—	—	.5 years
Acquired intangible assets, net	$144,138	(78,822)	(1,327)	$63,989

	December 31, 2010
	Cost	Acquisition of Worldwide Worker and Rigzone	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted Average Amortization Period
Technology	$12,420	$5,580	$18,000	$(12,927)	$(61)	$5,012	3.9 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,270	9,520	16,790	(6,102)	(524)	10,164	6.0 years
Customer lists	36,943	4,570	41,513	(36,337)	(724)	4,452	4.6 years
Candidate database	18,982	9,259	28,241	(20,443)	(46)	7,752	3.0 years
Order backlog	17	577	594	(474)	—	120	.5 years
Acquired intangible assets, net	$114,632	$29,506	$144,138	$(76,283)	$(1,355)	$66,500
Based on the carrying value of the acquired finite-lived intangible assets recorded as of March 31, 2011, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

April 1, 2011 through December 31, 2011	$6,677
2012	5,883
2013	3,492
2014	2,959
2015	2,016
2016 and thereafter	3,962

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
Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.50% on LIBOR and Eurocurrency loans and 1.75% to 2.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. Quarterly payments of $1.0 million of principal are required on the term loan facility, which commenced on December 31, 2010. The revolving loans and term loan may be prepaid at any time without penalty, although payments of principal on the term loan facility result in permanent reductions to that facility.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2011, the Company was in compliance with all of the financial and other covenants under our Credit Agreement.
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
Additional borrowings of $36.0 million were made during August 2010 for the purchase of Rigzone. Repayments of

$25.0 million on the revolving facility were made during the year ended December 31, 2010. Repayments during the three months ended March 31, 2011 totaled $20.0 million, reducing the balance outstanding at March 31, 2011 to $21.0 million. During April 2011, an additional $3.0 million was repaid on the revolving portion of the Credit Agreement, reducing the balance outstanding on the revolving portion of the credit facility to zero and the total amount borrowed to $18.0 million.
Amended and Restated Financing Agreement- In March 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”) which provided for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, maturing in March 2012. Borrowings under the facility bore interest, at the Company’s option, at the LIBOR rate plus 3.25% or reference rate plus 1.75%. Quarterly payments of $250,000 of principal were required on the term loan facility. Payments of principal on the term loan facility resulted in permanent reductions to that facility. The borrowing capacity of the revolving credit facility was reduced by reserves against our interest rate swaps, which were determined by the swap counterparty. The Amended and Restated Credit Facility contained certain financial and other covenants. In May 2010, the Amended and Restated Credit Facility was amended to allow for the purchase of WorldwideWorker and to reduce the revolving credit facility from $75.0 million to $65.0 million. On July 29, 2010, the Company used $29.6 million of the proceeds from the Credit Agreement to repay in full all outstanding indebtedness, including interest and fees, under the Amended and Restated Credit Facility.
The amounts borrowed under and terms of the Credit Agreement are as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Amounts Borrowed:
LIBOR rate loans	$21,000	$41,000
Total borrowed	$21,000	$41,000

Term loan facility	$18,000	$19,000
Revolving credit facility	3,000	22,000
Total borrowed	$21,000	$41,000

Maximum available to be borrowed under revolving facility	$67,000	$48,000

Interest rates:
LIBOR option:
Interest margin	2.75%	3.00%
Actual interest rates	3.00%	3.26%
Future maturities as of March 31, 2011 are as follows (in thousands):

April 1, 2011 through December 31, 2011	$3,000
2012	4,000
2013	4,000
2014	10,000
Total minimum payments	$21,000
Interest rate swaps are used by the Company for the purpose of interest rate risk management. The fair value of the swap agreement in place is reflected as an interest rate hedge liability on the Condensed Consolidated Balance Sheets. During the second quarter of 2010, a payment of $333,000 was made to terminate the swap agreement in place. There were no swap agreements outstanding following this payment. The change in the fair value of the swap agreement is included in Other Expense in the Condensed Consolidated Statements of Operations.

8.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of March 31, 2011 are as follows (in thousands):

April 1, 2011 through December 31, 2011	$1,111
2012	1,366
2013	1,005
2014	934
2015	952
2016 and thereafter	4,904
Total minimum payments	$10,272
Rent expense was $439,000 and $375,000 for the three month periods ended March 31, 2011, and 2010, respectively and is included in General and Administrative expense on the Condensed Consolidated Statements of Operations.
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

9.    EQUITY TRANSACTIONS
Secondary public offering- On February 22, 2011, the Company completed a secondary offering of its common stock. The Company sold 868,524 shares of its common stock and selling stockholders sold an additional 7,181,476 shares of common stock at a price of $14.25 per share less underwriting commissions. The proceeds, net of underwriting commissions, received by the Company were $11.9 million. The Company used the proceeds to purchase shares of the Company's common stock from certain members of the Company's management and board of directors. The purchase of these shares resulted in treasury stock being held by the Company. The Company does not have a stock repurchase program and is currently holding the shares in a treasury stock account. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

10.    COMPREHENSIVE INCOME
The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$6,587	$3,301

Foreign currency translation adjustment, net of tax of $0 and $0	(2,919)	(3,775)
Unrealized gains (losses) on marketable securities, net of tax of $0 and $(2)	1	(3)
Total other comprehensive income (loss)	(2,918)	(3,778)

Comprehensive income (loss)	$3,669	$(477)

Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	March 31, 2011	December 31, 2010

Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(9,117)	$(12,036)
Unrealized gains on marketable securities, net of tax of $0 and $0	—	1
Total accumulated other comprehensive loss, net	$(9,117)	$(12,035)

11.    STOCK BASED COMPENSATION
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
The Company recorded stock based compensation expense of $972,000 and $826,000 during the periods ended March 31, 2011 and 2010, respectively. At March 31, 2011, there was $13.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
Restricted Stock- Restricted stock is granted to employees and to non-employee members of the Company’s Board. These shares are part of the compensation plan for services provided by the employees or Board members. The closing price of the Company’s stock on the date of grant was used to determine the fair value of the grants. The expense related to the restricted stock grants is recorded over the vesting period. There was no cash flow impact resulting from the grants.

	Number of		Fair value of	Vesting
Grant Date	shares issued	Awarded to	common stock	Period
March 3, 2011	414,500	Management	$14.50	4 years

A summary of the status of restricted stock awards as of March 31, 2011 and 2010, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Shares	Weighted Average Fair Value at Grant Date	Shares	Weighted Average Fair Value at Grant Date
Non-vested at beginning of the period	140,000	$6.59	45,000	$4.15
Granted- Restricted Stock	414,500	$14.50	120,000	$6.08
Vested during the period	(29,000)	$6.08	—	$—
Non-vested at end of period	525,500	$12.86	165,000	$5.55

Stock Options- The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted average assumptions in the table below. Because the Company’s stock has not been publicly traded for a period long enough to use to determine volatility, the average implied volatility rate for a similar entity was used. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant.

	Three Months Ended March 31,
	2011	2010
The weighted average fair value of options granted	$6.34	$2.56
Dividend yield	—%	—%
Weighted average risk free interest rate	2.16%	1.44%
Weighted average expected volatility	49.92%	48.91%
Expected life (in years)	4.6	4.6

During the three month period ended March 31, 2011, the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
March 3, 2011	291,000	$14.50	$14.50	$—

A summary of the status of options granted as of March 31, 2011, and 2010, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of period	10,763,097	$3.57	11,451,740	$2.82
Granted	291,000	$14.50	1,510,800	$6.08
Exercised	(1,193,099)	$2.35	(115,373)	$1.27
Forfeited	(43,938)	$5.50	(4,000)	$4.03
Options outstanding at end of period	9,817,060	$4.03	12,843,167	$3.22
Exercisable at end of period	6,944,232	$3.05	8,623,107	$2.26

The weighted-average remaining contractual term of options exercisable at March 31, 2011 is 4.7 years. The following table summarizes information about options outstanding as of March 31, 2011:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	2,142,239	4.4	2,142,239
$ 1.00 - $ 2.99	2,967,848	4.6	2,159,898
$ 4.00 - $ 5.99	660,427	5.6	620,270
$ 6.00 - $ 8.99	3,529,546	5.1	1,989,488
$ 9.00 - $ 14.50	517,000	6.8	32,337
	9,817,060		6,944,232

12.    SEGMENT INFORMATION
The Company changed its reportable segments during the year ended December 31, 2010, following the acquisition of Rigzone, to reflect the current operating structure. Accordingly, all prior period amounts have been recast to reflect the current segment presentation.
The Company has three reportable segments: Tech & Clearance, Finance, and Energy. The Tech & Clearance reportable segment includes the Dice.com and ClearanceJobs.com businesses. The Finance reportable segment includes the eFinancialCareers business worldwide, including both the operating segments of North America and International. The Energy reportable segment includes the WorldwideWorker and Rigzone operating segments, which were acquired in May 2010 and August 2010, respectively. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates revenue from sales of recruitment packages and related services. In addition to these reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs, AllHealthcareJobs, and JobsintheMoney.com (shut down in June 2010), and are reported in the “Other” category. The Company’s foreign operations are comprised of a portion of the eFinancialCareers business, which operates in Europe, Middle East and Asia Pacific. Additionally, WorldwideWorker serves certain of the major energy regions in the world.
The following table shows the segment information (in thousands):

	Three Months Ended March 31,
	2011	2010
By Segment:
Revenues:
Tech & Clearance	$25,689	$19,092
Finance	10,576	7,163
Energy	3,075	—
Other	749	572
Total revenues	$40,089	$26,827

Depreciation:
Tech & Clearance	$852	$856
Finance	125	105
Energy	30	—
Other	44	11
Total depreciation	$1,051	$972

Amortization:
Tech & Clearance	$—	$1,215
Finance	242	852
Energy	1,998	—
Other	299	329
Total amortization	$2,539	$2,396

	Three Months Ended March 31,
	2011	2010

Operating income (loss):
Tech & Clearance	$8,893	$4,756
Finance	4,148	1,546
Energy	(1,487)	—
Other	(787)	(233)
Operating income	10,767	6,069
Interest expense	(444)	(1,121)
Interest income	24	38
Other expense	—	75
Income before income taxes	$10,347	$5,061

Capital expenditures:
Tech & Clearance	$807	$832
Finance	124	100
Energy	21	—
Other	29	96
Total capital expenditures	$981	$1,028

By Geography:
Revenues:
U.S.	$30,561	$20,704
Non- U.S.	9,528	6,123
Total revenues	$40,089	$26,827

	March 31, 2011	December 31, 2010
Total assets:
Tech & Clearance	$156,535	$157,386
Finance	99,662	92,956
Energy	62,205	63,349
Other	4,740	5,031
Total assets	$323,142	$318,722
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2010 and March 31, 2011 and the changes in goodwill for the three month period ended March 31, 2011 (in thousands):

	Tech & Clearance	Finance	Energy	Other	Total

Balance, December 31, 2010	$84,778	$53,213	$35,104	$3,311	$176,406
Foreign currency translation adjustment	—	1,638	—	—	1,638
Goodwill at March 31, 2011	$84,778	$54,851	$35,104	$3,311	$178,044

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase 291,000 and 457,000 shares were outstanding during the three month periods ended March 31, 2011 and 2010, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted average shares outstanding (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Income from continuing operations—basic and diluted	$6,587	$3,301

Weighted average shares outstanding—basic	65,342	62,366
Add shares issuable upon exercise of stock options	4,750	4,534
Weighted average shares outstanding—diluted	70,092	66,900

Basic earnings per share	$0.10	$0.05
Diluted earnings per share	$0.09	$0.05

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, and the failure to attract qualified professionals or grow the number of qualified professionals who use our websites. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Through our predecessors, we have been in the recruiting and career development business for 20 years. Based on our operating structure, we have identified three reportable segments under the Segment Reporting topic of the FASB ASC. Our reportable segments include Tech & Clearance (which includes Dice.com and ClearanceJobs.com), Finance (which includes eFinancialCareers’ global business), and Energy (which includes WorldwideWorker and Rigzone, both acquired in 2010). Targeted Job Fairs, JobsintheMoney.com (shut down in June 2010) and AllHealthcareJobs (acquired in June 2009) do not meet certain quantitative thresholds, and therefore are reported in the aggregate in the Other segment.
Recent Developments
Long-term Debt
In April 2011, we repaid the remaining $3.0 million outstanding under the revolving credit facility of our Credit Agreement. The $70.0 million revolving credit facility is currently undrawn and available for borrowing.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and job posting capabilities. Our Finance and Energy segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At March 31, 2011, Dice.com had approximately 7,600 total recruitment package customers and our other websites collectively served approximately 3,500 customers, including some customers who are also customers of Dice.com, as of the same date. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $59.0 million and $49.2 million at March 31, 2011 and December 31, 2010, respectively.
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
Other material factors that may affect our results of operations include our ability to attract qualified professionals that become engaged with our websites and our ability to attract customers with relevant job opportunities. The more qualified professionals that use our websites, the more attractive our websites become to employers, which in turn makes them more likely to become our customers, resulting positively on our results of operations. If we are unable to continue to attract qualified professionals to engage with our websites, our customers may no longer find our services attractive, which could have a negative impact on our results of operations. Additionally, we need to ensure that our websites remain relevant in order to attract qualified professionals to our websites and to engage them in high-valued tasks such as posting resumes and/or applying to jobs.
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
Critical Accounting Policies
This discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, goodwill and intangible assets, stock-based compensation and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe are reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments used in the preparation of our condensed consolidated financial statements.
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
Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on Dice.com, Clearancejobs.com, eFinancialCareers.com, Rigzone.com, WorldwideWorker.com and AllHealthcareJobs.com. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. Our arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.

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
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Dice Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test performed as of August 31, 2010 resulted in no impairment. The goodwill at the eFinancialCareers’ international business and eFinancialCareers’ North American business was the result of the eFinancialGroup Acquisition in October 2006. Goodwill at the AllHealthcareJobs reporting unit is the result of the acquisition of AllHealthcareJobs assets in June 2009. The goodwill at WorldwideWorker and Rigzone are the result of these acquisitions during 2010. The annual test of impairment of goodwill from the eFinancialGroup, AllHealthcareJobs, WorldwideWorker, and Rigzone acquisitions is performed as of October 31 by comparing the goodwill recorded from these acquisitions to the fair value of the respective reporting units. The annual impairment test performed as of October 31, 2010 resulted in no impairment. The WorldwideWorker reporting unit's fair value exceeded its carrying value by approximately 7%. Although impairment is not present at the current time, a deterioration in its future operating results and cash flows may indicate impairment in future periods. The operating loss during the first quarter of 2011 in the Energy segment is primarily attributable to amortization of intangible assets and the increase in expected acquisition related contingent payments, therefore the loss does not indicate potential impairment. The fair value at each of the other reporting units exceeded its carrying value by significant margins. No impairment was indicated during the three months ended March 31, 2011.
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
Stock and Stock-Based Compensation
We have granted stock options and restricted stock to certain of our employees and directors under our 2005 Omnibus Stock Plan and our 2007 Equity Award Plan. We follow the Compensation-Stock Compensation subtopic of the FASB ASC.
Compensation expense is recorded for stock awards made to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-

line basis over the service period, which is the vesting period. The fair value of options granted was estimated on the grant date using Black-Scholes option-pricing model. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant.
Results of Operations
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Tech & Clearance	$25,689	$19,092	$6,597	34.6%
Finance	10,576	7,163	3,413	47.6%
Energy	3,075	—	3,075	—%
Other	749	572	177	30.9%
Total revenues	$40,089	$26,827	$13,262	49.4%
Our revenues were $40.1 million for the three month period ended March 31, 2011 compared to $26.8 million for the same period in 2010, an increase of $13.3 million, or 49.4%.
We experienced an increase in the Tech & Clearance segment of $6.6 million, or 34.6%. The increase in revenues was the result of increased recruitment activity which impacted customer usage of our primary services. Our recruitment package customers increased from approximately 6,400 at March 31, 2010 to approximately 7,600 at March 31, 2011. Average monthly revenue per recruitment package customer increased from the period ended March 31, 2010 to the period ended March 31, 2011 by approximately 10%. In the current quarter, we improved customer yield on annual contracts at Dice.com leading to record revenue per customer. Revenues increased at ClearanceJobs by $442,000 for the period ended March 31, 2011 as compared to the same period in 2010, an increase of 28.5%. ClearanceJobs has continued to increase its customers served and revenues.
The Finance segment experienced revenue growth of $3.4 million, or 47.6%. The increase was the result of an increase in recruitment activity in all of the markets this segment serves. In originating currency, revenue increased 64% in the Asia Pacific region, 42% in North America, 37% in the UK and 44% in the Continental Europe and Middle East regions.
The Energy segment consists of revenue from WorldwideWorker, acquired in May 2010, and Rigzone, acquired in August 2010.
Revenues from the Other segment, which consists of Targeted Job Fairs, AllHealthcareJobs and JobsintheMoney.com (shut down in June 2010), increased by $177,000 or 30.9%. This increase was the result of $146,000 of revenue growth at AllHealthcareJobs. Targeted Job Fairs experienced $62,000 of revenue growth due to conducting higher revenue generating job fairs. These increases were partially offset by a decline in JobsintheMoney.com revenues due to the site being shut down in June 2010.
Cost of Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Cost of revenues	$2,691	$2,107	$584	27.7%
Percentage of revenues	6.7%	7.9%
Our cost of revenues for the period ended March 31, 2011 were $2.7 million compared to $2.1 million for the same period in 2010, an increase of $584,000, or 27.7%. The increase in cost of revenues was primarily the result of increases at the Tech & Clearance and Energy segments. The increase at the Tech & Clearance segment was $384,000, primarily due to an increase in software subscription and maintenance costs needed to maintain our websites. Additionally, there was an increase in costs as a result of increasing the number of network services personnel we employ and consulting services used, due to higher levels of activity on our websites during the current period. The addition of the Energy businesses increased cost of revenues by $464,000, which includes the cost of participation in energy industry events and the costs to deliver our data services.

Product Development Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Product Development	$2,495	$1,190	$1,305	109.7%
Percentage of revenues	6.2%	4.4%
Product development expenses for the three month period ended March 31, 2011 were $2.5 million compared to $1.2 million for the same period in 2010, an increase of $1.3 million or 109.7%. Product development expenses as a percentage of revenue increased from 4.4% for the three months ended March 31, 2010 to 6.2% in the current year period. The increase was driven by consulting costs related to security and related projects across all of our brands, as well as additional salaries and related costs in the systems and new product development areas. The Tech & Clearance segment contributed $381,000 of the increase and the Finance segment contributed $486,000. The addition of the Energy businesses increased expense by $313,000. During the three months ended March 31, 2011 we released an upgraded version of Dice.com making the site easier to navigate, search and apply to jobs. We intend to continue to increase spending on product development during the remainder of 2011 to enhance the websites' features and functionality and provide more editorial content.
Sales and Marketing Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Sales and Marketing	$14,176	$10,131	$4,045	39.9%
Percentage of revenues	35.4%	37.8%
Sales and marketing expenses for the three month period ended March 31, 2011 were $14.2 million compared to $10.1 million for the same period in 2010, an increase of $4.0 million or 39.9%. The primary driver of the increase was strong sales across all regions which led to additional compensation expense during the current year period. Compensation includes commissions, bonus and other performance compensation for the sales force. Additionally, the Company increased marketing spending to attract customers and professionals to our services and added sales and marketing staff since the prior year period resulting in higher salaries and benefits costs.
For the Tech & Clearance segment, sales and marketing expenses increased $2.3 million during the three month period ended March 31, 2011 from the same period in 2010. Advertising and other marketing costs for the Tech & Clearance segment were $4.6 million for the three month period ended March 31, 2011, an increase of $1.4 million compared the same period in 2010. The increase was primarily due to our online advertising spending, direct mail and email campaigns. We drive job seekers to our sites either through marketing or by improving features and functionality of the product. During the three months ended March 31, 2011, we increased our marketing spend primarily to promote interaction between job seekers and our websites. We expect to increase spending on both product development and marketing during the remainder of 2011 to capitalize on the improving market conditions, to match seeker activity to the increase in customer activity, and to capture the significant customer opportunity that exists.
For the Tech & Clearance segment, the strong growth in sales resulted in a $298,000 increase in incentive compensation expense and $133,000 in credit card processing fees. Salaries and benefits expense rose by $318,000 due to growing both our sales force and marketing personnel as compared to the prior year period.

For the Finance segment, we increased overall sales and marketing expense by $1.0 million to $3.8 million for the three months ended March 31, 2011. An increase in the sales force resulted in increased costs of $275,000 and sales incentive compensation expense due to the growth in business contributed $227,000 of this increase. The increase in the Finance segment related to marketing spending was $434,000. We have increased our marketing spend to attract both customers and job seekers in all regions we serve.
The addition of the Energy businesses resulted in sales and marketing expenses of $602,000 during the three months ended March 31, 2011, of which approximately 75% was for sales staff and incentive compensation with the remaining 25% for marketing costs. Sales and marketing expenses at the Other segment increased by $174,000 from the three months ended March 31, 2010 to the same period in 2011. The increase was primarily driven by the AllHealthcareJobs business. Incentive compensation expenses increased due to a growth in sales in the current period and marketing activities have been accelerated to drive customer growth.
General and Administrative Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
General and administrative	$5,715	$4,286	$1,429	33.3%
Percentage of revenues	14.3%	16.0%
General and administrative expenses for the three month period ended March 31, 2011 were $5.7 million compared to $4.3 million for the same period in 2010, an increase of $1.4 million or 33.3%.
The Tech & Clearance segment realized an increase in general and administrative expenses of $659,000 in the three month period ended March 31, 2011 as compared to the same period in the prior year. An increase of $514,000 was related to increases in the following: in payroll tax expenses related to option exercises, in the provision for bad debts due to the increase in sales, and in salary, benefits and recruitment costs due to an increase in employees. There was also an increase in stock-based compensation expense of $145,000 which was due to additional expense related to the annual grant of equity awards made in the current period.
The addition of the Energy businesses resulted in general and administrative expenses of $477,000, primarily related to management compensation and office rent.
General and administrative expense for the Finance segment increased $161,000 in the period ended March 31, 2011, as compared to the same period in 2010. The increase was caused by several factors, including annual compensation increases, miscellaneous payroll related taxes and increased provision for bad debts due to increased sales.
Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Depreciation	$1,051	$972	$79	8.1%
Percentage of revenues	2.6%	3.6%
Depreciation expense for the three month period ended March 31, 2011 was $1.1 million compared to $1.0 million for the same period of 2010. Depreciation remained consistent between periods as the average depreciable fixed asset balances have not changed significantly.
Amortization of Intangible Assets

	Three Months Ended March 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Amortization	$2,539	$2,396	$143	6.0%
Percentage of revenues	6.3%	8.9%

Amortization expense for the three month period ended March 31, 2011 was $2.5 million compared to $2.4 million for the same period in 2010, an increase of $143,000 or 6.0%. Amortization expense for the three month period ended March 31, 2011 increased $2.0 million related to the intangible assets for Rigzone and WorldwideWorker, partially offset by a decrease in amortization of $1.8 million due to certain intangible assets from the Dice and eFinancialCareers acquisitions becoming fully amortized.

Change in Acquisition Related Contingencies
The change in acquisition related contingencies for the three month period ended March 31, 2011 was an expense of $655,000. The contingent liability related to the Rigzone and WorldwideWorker acquisitions increased by $430,000 and $247,000, respectively, due to the sales and revenue performance of the businesses and expectation of financial performance being higher than the expectations at December 31, 2010.
Operating Income
Operating income for the three month period ended March 31, 2011 was $10.8 million compared to $6.1 million for the same period in 2010, an increase of $4.7 million or 77.4%. The increase is primarily the result of the increase in revenues from all segments and the addition of the Energy businesses. These increases are partially offset by higher operating costs in all areas of the business, most notably in sales and marketing and from the Energy businesses.
Interest Expense

	Three Months Ended March 31,		Decrease	Percent Change
	2011	2010
	(in thousands, except percentages)
Interest expense	$444	$1,121	$(677)	(60.4)%
Percentage of revenues	1.1%	4.2%
Interest expense for the three month period ended March 31, 2011 was $444,000 compared to $1.1 million for the same period in 2010, a decrease of $677,000 or 60.4%. The decrease in interest expense was due to lower borrowings outstanding during the three month period ended March 31, 2011, on average, as compared to the same period in 2010 due to payments made on our long-term debt facilities. Additionally, interest rates during 2011 were lower than those in 2010, primarily due to our Credit Agreement entered into in July 2010 having lower rates than our Amended and Restated Credit Facility.
Income Taxes

	Three Months Ended March 31,
	2011	2010
	(in thousands, except percentages)
Income before income taxes	$10,347	$5,061
Income tax expense	3,760	1,760
Effective tax rate	36.3%	34.8%
The effective income tax rate for the three month period ended March 31, 2011 was 36.3% compared to 34.8% for the same period in 2010. The rate was higher in the current period as compared to the prior year period due to increased state tax liabilities and due to a change in the mix of the jurisdictions where our non-U.S. income was earned.

Liquidity and Capital Resources
We have summarized our cash flows for the three month periods ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Cash from operating activities	$14,793	$11,584
Cash from investing activities	120	(64)
Cash from financing activities	(13,070)	(15,118)
We have financed our operations primarily through cash provided by operating activities. At March 31, 2011, we had cash, cash equivalents and marketable securities of $47.5 million compared to $45.2 million at December 31, 2010. Marketable securities are comprised of highly liquid debt instruments of the U.S. government and government agencies and corporate debt securities.
Our principal sources of liquidity are cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. In addition, at March 31, 2011, we had $67.0 million in borrowing capacity under our Credit

Agreement. We believe that our existing cash, cash equivalents, marketable securities, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and for the effect of changes in working capital. Net cash provided by operating activities was $14.8 million and $11.6 million for the three month periods ended March 31, 2011 and 2010, respectively. The cash provided by operating activities during these periods increased primarily due to higher sales and the resulting increase in cash inflows during the period. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. During the three months ended March 31, 2011, billings increased 58% as compared to the same period in 2010. Deferred revenue increased by $9.5 million during the three month period ended March 31, 2011, compared to an increase of $4.8 million in the comparable period in 2010. This movement of deferred revenue is due to an increase in sales and results in the strong cash generation.
Investing Activities
During the three month period ended March 31, 2011, cash provided by investing activities was $120,000 compared to cash used by investing activities of $64,000 in the three month period ended March 31, 2010. Cash provided by investing activities in the three month period ended March 31, 2011 was primarily attributable to $850,000 of sales of marketable securities, offset by $730,000 of cash used to purchase fixed assets. Cash used for investing activities in the three month period ended March 31, 2010 was primarily attributable to the purchases of marketable securities and capital expenditures, partially offset by sales of marketable securities. Capital expenditures are generally comprised of computer hardware, software, and website development costs. We expect to increase our cash outflow for capital expenditures in future quarters.

Financing Activities
Cash used for financing activities during the three month period ended March 31, 2011 and 2010 was $13.1 million and $15.1 million, respectively. The cash used during the current year period was primarily due to $20.0 million of payments on our long-term debt, partially offset by cash inflows from stock option exercises. The offering of common stock during the three month period ended March 31, 2011 had no net financing cash flow impact on the Company as proceeds received were used to purchase treasury stock related to option exercises.

Credit Agreement
In July 2010, we entered into our Credit Agreement which provides for a revolving facility of $70.0 million and a term facility of $20.0 million, both of which mature in January 2014. Quarterly principal payments of $1.0 million are required on the term facility, which commenced on December 31, 2010. The revolving loans and term loan may be prepaid at any time without penalty, although payments of principal on the term loan facility result in permanent reductions to that facility.
Borrowings under the Credit Agreement bear interest at our option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.50% on LIBOR and Eurocurrency loans and 1.75% to 2.50% on the base rate loans, determined by our most recent consolidated leverage ratio.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2011, the Company was in compliance with all of the financial and other covenants under our Credit Agreement. Refer to Note 7 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of March 31, 2011:

	Payments by period
	Total	April 1, 2011 through December 31, 2011	2012-2013	2014-2015	Thereafter
	(in thousands)
Credit Agreement	$21,000	$3,000	$8,000	$10,000	$—
Operating lease obligations	10,272	1,111	2,371	1,886	4,904
Total contractual obligations	$31,272	$4,111	$10,371	$11,886	$4,904
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2011, we had $21.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR, Eurocurrency, or base rate loan) we choose. We paid $3.0 million in April 2011 on the revolving portion of our Credit Agreement which resulted in outstanding borrowings at April 25, 2011 of $18.0 million. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to our revolving facility.
Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on a LIBOR rate, a Eurocurrency rate or a base rate. As discussed above, outstanding borrowings at April 25, 2011 were $18.0 million. Assuming quarterly amortization payments of $1.0 million and an interest rate of 3.00% (the rate in effect on March 31, 2011), interest payments are expected to be $720,000 for April through December 2011, $1.4 million in 2012-2013, $82,000 in 2014, and none thereafter.
We have contingent payments related to the AllHealthcareJobs, WorldwideWorker, and Rigzone acquisitions which are expected to be paid at various times over the next 12 months. The payments are based on the achievement of certain operating and financial goals for each of the businesses. The estimate of the liability for these contingent payments was $11.8 million as of March 31, 2011.
As of March 31, 2011, we recorded approximately $4.5 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2011 are $4.5 million of tax benefits that if recognized, would affect the effective tax rate.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and thus far in 2011 we have seen improvement in recruitment activity which resulted in significant revenue and customer growth. However, 2010 revenues of $129.0 million were still lower than 2008 revenues of $155.0 million and the Dice.com customer count of 7,600 as of March 31, 2011 remains lower than the peak customer count of 9,150 at March 31, 2008.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.
Foreign Exchange Risk
We conduct business serving 18 markets, in five languages across Europe, Asia, Australia, and Canada using the eFinancialCareers name. WorldwideWorker also conducts business outside the United States. For the three month periods ended March 31, 2011 and 2010, approximately 24% and 23% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the first quarter of 2011 would have been a decrease of approximately $90,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2011 and December 31, 2010 our translation adjustment, net of tax, decreased stockholders’ equity by $9.1 million and $12.0 million, respectively. The change from December 31, 2010 to March 31, 2011 is primarily attributable to the weakening of the U.S. dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.5% on the LIBOR and Eurocurrency loans and 1.75% to 2.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of April 25, 2011, we had outstanding borrowings of $18.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2011 on our current borrowings would increase by approximately $130,000.
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
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act)

occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

In February 2011, we used the proceeds from the sale of 868,524 shares of common stock to purchase shares of our common stock from certain members of our management and board of directors that were obtained through the exercise of stock options.
The details of the purchase are as follows:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 through January 31, 2011	—	—	—	—
February 1, 2011 through February 28, 2011	868,524	$13.75125
March 1, 2011 through March 31, 2011	—	—	—	—

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1*	Purchase Agreement, dated February 14, 2011 by and among Dice Holdings, Inc. and the Management Sellers named therein.
10.2*	Amendment to Employment Agreement between Dice Inc. and Scot W. Melland.
10.3*	Amendment to Employment Agreement between Dice Inc. and Michael P. Durney.
10.4*	Amendment to Employment Agreement between Dice Inc. and Thomas M. Silver.
10.5*	Amendment to Employment Agreement between Dice Inc. and Brian Campbell.
31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DICE HOLDINGS, INC.
Date:	April 28, 2011	Registrant

/S/ SCOT W. MELLAND
Scot W. Melland
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/S/ MICHAEL P. DURNEY
Michael P. Durney, CPA
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*	Purchase Agreement, dated February 14, 2011 by and among Dice Holdings, Inc. and the Management Sellers named therein.
10.2*	Amendment to Employment Agreement between Dice Inc. and Scot W. Melland.
10.3*	Amendment to Employment Agreement between Dice Inc. and Michael P. Durney.
10.4*	Amendment to Employment Agreement between Dice Inc. and Thomas M. Silver.
10.5*	Amendment to Employment Agreement between Dice Inc. and Brian Campbell.
31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

*	Filed herewith