Form 10-Q
period 2011-06-30
DICE HOLDINGS, INC.
filed 2011-07-26
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐   Accelerated filer ☑ Non-accelerated filer   ☐    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
As of July 25, 2011, there were 67,140,096 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and 2010
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010
	Notes to the Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults upon Senior Securities	34

Item 4.	(Removed and Reserved)	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

SIGNATURES		36

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I.
Item 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$66,333	$43,030
Marketable securities	554	2,166
Accounts receivable, net of allowance for doubtful accounts of $1,470 and $1,308	16,390	16,921
Deferred income taxes—current	1,364	1,691
Income taxes receivable	331	3,019
Prepaid and other current assets	2,309	1,659
Total current assets	87,281	68,486
Fixed assets, net	7,039	5,674
Acquired intangible assets, net	61,603	66,500
Goodwill	178,003	176,406
Deferred financing costs, net of accumulated amortization of $421 and $189	1,186	1,418
Other assets	243	238
Total assets	$335,355	$318,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,642	$13,801
Deferred revenue	59,957	49,224
Current portion of acquisition related contingencies	13,122	10,144
Current portion of long-term debt	4,000	4,000
Income taxes payable	1,764	735
Total current liabilities	91,485	77,904
Long-term debt	13,000	37,000
Deferred income taxes—non-current	17,604	18,807
Accrual for unrecognized tax benefits	4,500	4,394
Acquisition related contingencies	—	1,226
Other long-term liabilities	1,159	1,164
Total liabilities	127,748	140,495
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued 68,961 and 65,952 shares, respectively; outstanding: 67,006 and 64,876 shares, respectively	690	660
Additional paid-in capital	280,602	256,246
Accumulated other comprehensive loss	(9,256)	(12,035)
Accumulated deficit	(41,272)	(55,601)
Treasury stock, 1,955 and 1,076 shares, respectively	(23,157)	(11,043)
Total stockholders’ equity	207,607	178,227
Total liabilities and stockholders’ equity	$335,355	$318,722
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011		2010
Revenues	$44,881	$29,921	$84,970		$56,748
Operating expenses:
Cost of revenues	3,592	2,181	6,283		4,288
Product development	2,373	1,432	4,868		2,622
Sales and marketing	15,572	11,078	29,748		21,209
General and administrative	6,039	4,890	11,754		9,176
Depreciation	1,113	1,107	2,164		2,079
Amortization of intangible assets	2,390	2,748	4,929		5,144
Change in acquisition related contingencies	1,327	24	1,982		(300)
Total operating expenses	32,406	23,460	61,728		44,218
Operating income	12,475	6,461	23,242		12,530
Interest expense	(342)	(974)	(786)		(2,095)
Interest income	31	23	55		61
Other income	—	141	—	0.216	216
Income before income taxes	12,164	5,651	22,511		10,712
Income tax expense	4,422	1,963	8,182		3,723
Net income	$7,742	$3,688	$14,329		$6,989

Basic earnings per share	$0.12	$0.06	$0.22		$0.11
Diluted earnings per share	$0.11	$0.05	$0.20		$0.10

Weighted-average basic shares outstanding	66,210	62,665	65,778		62,478
Weighted-average diluted shares outstanding	70,517	67,630	70,408		67,348
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$14,329	$6,989
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,164	2,079
Amortization of intangible assets	4,929	5,144
Deferred income taxes	(881)	(1,498)
Amortization of deferred financing costs	232	417
Share based compensation	2,149	1,798
Change in acquisition related contingencies	1,982	(300)
Change in accrual for unrecognized tax benefits	106	—
Other, net	(1)	(216)
Changes in operating assets and liabilities:
Accounts receivable	717	595
Prepaid expenses and other assets	(643)	17
Accounts payable and accrued expenses	(1,049)	1,336
Income taxes receivable/payable	3,709	(815)
Deferred revenue	10,488	6,825
Payments to reduce interest rate hedge agreements	—	(333)
Other, net	8	127
Net cash flows from operating activities	38,239	22,165
Cash flows from investing activities:
Purchases of fixed assets	(3,495)	(2,520)
Purchases of marketable securities	(250)	(2,442)
Maturities and sales of marketable securities	1,850	3,111
Payments for acquisitions	—	(6,000)
Net cash flows from investing activities	(1,895)	(7,851)
Cash flows from financing activities:
Payments on long-term debt	(24,000)	(23,600)
Proceeds from long-term debt	—	3,000
Proceeds from sale of common stock	11,943	—
Purchase of treasury stock related to option exercises	(11,943)	—
Payment of acquisition related contingencies	(230)	—
Proceeds from stock option exercises	4,115	590
Excess tax benefit over book expense from stock options exercised	6,182	134
Other	(171)	—
Net cash flows from financing activities	(14,104)	(19,876)
Effect of exchange rate changes	1,063	(2,452)
Net change in cash and cash equivalents for the period	23,303	(8,014)
Cash and cash equivalents, beginning of period	43,030	44,925
Cash and cash equivalents, end of period	$66,333	$36,911

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010 that are included in the Company’s Annual Report on Form 10-K. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six month period ended June 30, 2011.

2.   NEW ACCOUNTING STANDARDS
In October 2009, new accounting standards were issued in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") subtopic on Revenue Recognition-Multiple-Element Arrangements. These standards enable companies to account for certain products and services (deliverables) separately rather than as a combined unit. The standards were adopted by the Company on January 1, 2011. Certain of the Company's arrangements include multiple deliverables, which consist of the ability to post jobs and to access a searchable database of candidates. A delivered item is considered a separate unit of accounting if it has value to the customer on a standalone basis. The Company's arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. The impact of these standards on the Company's financial statements was not material, thus limited disclosures are included herein.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This update modifies the options for disclosure of the components of net income and comprehensive income. Companies now have the choice of a continuous statement or a two-schedule statement, in which all of the components of net income and comprehensive income are disclosed. Under the new guidance, the adjustments from net income to other comprehensive income are to be disclosed on the face of the financial statements. This update is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company is evaluating the update and does not anticipate that adoption will have a material impact on the Company's Consolidated Financial Statements.

3.    ACQUISITIONS
WorldwideWorker- On May 6, 2010, the Company acquired the online and career-events business of WorldwideWorker.com (“WorldwideWorker”), a global leader in online recruitment for the energy industry. The purchase price consisted of initial consideration of $6.0 million in cash. Additional consideration of up to a maximum of $3.0 million in cash is payable upon the achievement of certain financial goals over the two year period ending December 31, 2011. The acquisition resulted in recording intangible assets of $4.9 million and goodwill of $4.9 million. During the six months ended June 30, 2011, $230,000 was paid to the sellers for the achievement of financial goals related to the year ended December 31, 2010. A liability of $1.4 million was recorded as of June 30, 2011 for the estimated consideration remaining to be paid. The WorldwideWorker acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.

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
The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $1.4 million were recorded at fair value of $1.0 million. The fair value of the contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future revenues of the businesses to estimate the fair value of these liabilities. The contingent payment can range from zero to $16.0 million, with $8.1 million being the Company’s best estimate as of the date of acquisition. The contingent consideration increased by $3.6 million from acquisition to June 30, 2011 due to the current and expected future sales performance of Rigzone being higher than anticipated at the acquisition date.
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
Goodwill results from the expansion of our market share in the energy vertical, from intangible assets that do not qualify for separate recognition, including an assembled workforce, and from expected synergies from combining operations of Rigzone into the existing DHI operations. Goodwill is not deductible for tax purposes.
Pro forma Information- The following pro forma condensed consolidated results of operations are presented as if the acquisitions of Rigzone and WorldwideWorker were completed as of January 1, 2010:

	Three months ended June 30, 2010	Six months ended June 30, 2010

Revenues	$32,554	$61,607
Net income	3,328	5,924

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
Rigzone and WorldwideWorker, both acquired in 2010, comprise the Company's Energy segment. The Condensed Consolidated Statements of Operations include revenue from the Energy segment of $4.2 million and $7.3 million for the three and six month periods ended June 30, 2011, respectively, and operating losses of $1.3 million and $2.7 million for the three and six month periods ended June 30, 2011, respectively. The operating loss is primarily attributable to amortization of intangible assets of $1.9 million and $3.9 million for the three and six month periods ended June 30, 2011, respectively, and a charge due to the increase in expected acquisition related contingent payments of $1.4 million and $2.1 million for the three and six month periods ended June 30, 2011, respectively, for Rigzone and WorldwideWorker. During the three and six month periods ended June 30, 2010, the revenue and operating losses from the Energy segment were $178,000 and $357,000, respectively.

4.    FAIR VALUE MEASUREMENTS
The FASB ASC topic on Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value and requires certain disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. As a basis for considering assumptions, a three-tier fair value hierarchy is used, which prioritizes the inputs used in measuring fair value as follows:

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
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The money market funds are valued using quoted prices in the market and marketable securities are valued using significant other observable inputs. The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt as of June 30, 2011 and December 31, 2010 was approximately $17.0 million and $41.0 million, respectively, based on an estimate of current rates for debt of the same remaining maturities.
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 3- Acquisitions. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should certain events and certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to estimate the fair value of these liabilities. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. During the six month period ended June 30, 2011, the liability for acquisitions currently with contingent consideration increased by approximately $1.8 million, which consisted of a $2.0 million increase in the estimated contingency payments offset by a $230,000 payment for WorldwideWorker made during the period. The increase in the liability resulted in an expense, which is included in Change in Acquisition Related Contingencies on the Condensed Consolidated Statements of Operations. The liability increased primarily due to the sales performance to date and expectations of future sales being higher than the prior assumptions for these businesses. These liabilities are included on the Condensed Consolidated Balance Sheets in the Current Portion of Acquisition Related Contingencies.

The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of June 30, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$30,611	$—	$—	$30,611
Marketable securities	—	554	—	554
Contingent consideration to be paid in cash for the acquisitions	—	—	13,122	13,122

	As of December 31, 2010
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$19,370	$—	$—	$19,370
Marketable securities	2,166	—	—	2,166
Contingent consideration to be paid in cash for the acquisitions	—	—	11,370	11,370

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Contingent consideration for acquisitions
Balance at beginning of period	$11,795	$539	$11,370	$863
Additions for acquisitions	—	2,460	—	2,460
Cash payments	—	—	(230)	—
Change in estimates included in earnings	1,327	24	1,982	(300)
Balance at end of period	$13,122	$3,023	$13,122	$3,023

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
The Company determines whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test for goodwill from the 2005 Dice Inc. acquisition is performed annually as of August 31 and resulted in no impairment. The impairment test for goodwill from the 2006 eFinancialCareers acquisition, the 2009 AllHealthcareJobs acquisition, and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31 and resulted in no impairment. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. No impairment was indicated during the 2010 impairment tests or during six months ended June 30, 2011. The WorldwideWorker reporting unit's fair value exceeded its carrying value by approximately 7%. Although impairment is not present at the current time, a deterioration in its future operating results and cash flows may indicate impairment in future periods. The operating loss during the six months ended June 30, 2011 in the Energy segment is primarily attributable to amortization of intangible assets and the increase in expected acquisition related contingent payments, therefore the loss does not indicate potential impairment. The fair value at each of the other reporting units exceeded its carrying value by significant margins.
The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company determines whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test is performed annually as of August 31 and resulted in no impairment. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology, which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Changes in Company strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

5.    MARKETABLE SECURITIES
DHI’s marketable securities are stated at fair value. The following tables summarize the Company’s marketable securities (in thousands):

	As of June 30, 2011
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$554	$—	$554
Total		$554	$—	$554

	As of December 31, 2010
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$2,165	$1	$2,166
Total		$2,165	$1	$2,166

6.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of June 30, 2011
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$18,000	$(13,560)	$(61)	$4,379	3.9 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	16,790	(7,299)	(496)	8,995	6.0 years
Customer lists	41,513	(36,886)	(720)	3,907	4.6 years
Candidate database	28,241	(22,873)	(46)	5,322	3.0 years
Order backlog	594	(594)	—	—	0.5 years
Acquired intangible assets, net	$144,138	$(81,212)	$(1,323)	$61,603

	As of December 31, 2010
	Cost	Acquisition of Worldwide Worker and Rigzone	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$12,420	$5,580	$18,000	$(12,927)	$(61)	$5,012	3.9 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,270	9,520	16,790	(6,102)	(524)	10,164	6.0 years
Customer lists	36,943	4,570	41,513	(36,337)	(724)	4,452	4.6 years
Candidate database	18,982	9,259	28,241	(20,443)	(46)	7,752	3.0 years
Order backlog	17	577	594	(474)	—	120	0.5 years
Acquired intangible assets, net	$114,632	$29,506	$144,138	$(76,283)	$(1,355)	$66,500
Based on the carrying value of the acquired finite-lived intangible assets recorded as of June 30, 2011, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

July 1, 2011 through December 31, 2011	$4,290
2012	5,883
2013	3,492
2014	2,959
2015	2,016
2016 and thereafter	3,963

7.    INDEBTEDNESS
Credit Agreement- In July 2010, the Company entered into a Credit Agreement (the “Credit Agreement”), which provides for a revolving facility of $70.0 million and a term facility of $20.0 million, with each facility maturing in January 2014. Borrowings of $30.0 million were made on July 29, 2010, including $20.0 million on the term facility and $10.0 million on the revolving facility, which were used to pay the full amount outstanding on the Amended and Restated Credit Facility (as defined below), terminating that facility. A portion of the proceeds were also used to pay certain costs associated with the Credit Agreement.
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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2011, the Company was in compliance with all of the financial and other covenants under our Credit Agreement.
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
Additional borrowings of $36.0 million were made during August 2010 for the purchase of Rigzone. Repayments of $25.0 million on the revolving facility were made during the year ended December 31, 2010. Repayments during the three and six months ended June 30, 2011 totaled $4.0 million and $24.0 million, respectively, reducing the balance outstanding at June 30, 2011 to $17.0 million. As of June 30, 2011, the revolving credit facility was undrawn.
Amended and Restated Financing Agreement- In March 2007, the Company entered into an Amended and Restated Financing Agreement (the “Amended and Restated Credit Facility”), which provided for a revolving credit facility of $75.0 million and a term loan facility of $125.0 million, maturing in March 2012. Borrowings under the facility bore interest, at the Company’s option, at the LIBOR rate plus 3.25% or reference rate plus 1.75%. Quarterly payments of $250,000 of principal were required on the term loan facility. Payments of principal on the term loan facility resulted in permanent reductions to that facility. The borrowing capacity of the revolving credit facility was reduced by reserves against our interest rate swaps, which were determined by the swap counterparty. The Amended and Restated Credit Facility contained certain financial and other covenants. In May 2010, the Amended and Restated Credit Facility was amended to allow for the purchase of WorldwideWorker and to reduce the revolving credit facility from $75.0 million to $65.0 million. On July 29, 2010, the Company used $29.6 million of the proceeds from the Credit Agreement to repay in full all outstanding indebtedness, including interest and fees, under the Amended and Restated Credit Facility.
The amounts borrowed under and terms of the Credit Agreement are as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Amounts Borrowed:
LIBOR rate loans	$17,000	$41,000
Total borrowed	$17,000	$41,000

Term loan facility	$17,000	$19,000
Revolving credit facility	—	22,000
Total borrowed	$17,000	$41,000

Maximum available to be borrowed under revolving facility	$70,000	$48,000

Interest rates:
LIBOR option:
Interest margin	2.75%	3.00%
Actual interest rates	2.94%	3.26%

Future maturities as of June 30, 2011 are as follows (in thousands):

July 1, 2011 through December 31, 2011	$2,000
2012	4,000
2013	4,000
2014	7,000
Total minimum payments	$17,000
Interest rate swaps are used by the Company for the purpose of interest rate risk management. The fair value of the swap agreement in place is reflected as an interest rate hedge liability on the Condensed Consolidated Balance Sheets. During the second quarter of 2010, a payment of $333,000 was made to terminate the swap agreement in place. There are no swap agreements outstanding following this payment. The change in the fair value of the swap agreement is included in Other Expense in the Condensed Consolidated Statements of Operations.

8.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of June 30, 2011 are as follows (in thousands):

July 1, 2011 through December 31, 2011	$766
2012	1,395
2013	1,023
2014	952
2015	952
2016 and thereafter	4,904
Total minimum payments	$9,992
Rent expense was $427,000 and $866,000 for the three and six month periods ended June 30, 2011, respectively, and $332,000 and $706,000 for the three and six month periods ended June 30, 2010, respectively, and is included in General and Administrative expense on the Condensed Consolidated Statements of Operations.
Litigation
The Company is subject to various claims from taxing authorities, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable and the amounts are estimable. Although the outcome of these legal matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material effect on the Company’s financial condition, operations or liquidity.
Tax Contingencies
The Company operates in a number of tax jurisdictions and is subject to audits and reviews by various taxation authorities with respect to income, payroll, sales and use and other taxes and remittances. The Company may become subject to future tax assessments by various authorities for current or prior periods. The determination of the Company's worldwide provision for taxes requires judgment and estimation. There are many transactions and calculations where the ultimate tax determination is uncertain. The Company has recorded certain provisions for our tax estimates which we believe are reasonable.

9.    EQUITY TRANSACTIONS
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
On May 13, 2011, certain stockholders completed a sale of 8,000,000 shares of common stock. No shares were sold by the Company, and the Company did not receive any proceeds from the sale of shares by the selling stockholders.

10.    COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$7,742	$3,688	$14,329	$6,989

Foreign currency translation adjustment	(139)	(1,101)	2,780	(4,876)
Unrealized gains (losses) on marketable securities, net of tax of $0, $(3), $0 and $(2)	—	(5)	(1)	(2)
Total other comprehensive income (loss)	(139)	(1,106)	2,779	(4,878)

Comprehensive income	$7,603	$2,582	$17,108	$2,111

Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	June 30, 2011	December 31, 2010

Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(9,256)	$(12,036)
Unrealized gains on marketable securities, net of tax of $0 and $0	—	1
Total accumulated other comprehensive loss, net	$(9,256)	$(12,035)

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
The Company recorded stock based compensation expense of $1.2 million and $2.1 million during the three and six month periods ended June 30, 2011, respectively, and $972,000 and $1.8 million during the three and six month periods ended June 30, 2010, respectively. At June 30, 2011, there was $12.7 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
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

		Number of			Fair value of	Vesting
Grant Date		shares issued		Awarded to	common stock	Period
March 3, 2011	414,500	414,500	14.50	Management	$14.50	4 years
April 14, 2011	8,000	8,000	15.94	Management	$15.94	4 years
April 14, 2011	15,000	15,000	15.94	Board members	$15.94	1 year

A summary of the status of restricted stock awards as of June 30, 2011 and 2010, and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	525,500	$12.86	165,000	$5.55
Granted- Restricted Stock	23,000	$15.94	24,000	$9.05
Forfeited during the period	(1,000)	$14.50	—	$—
Vested during the period	(24,000)	$9.05	(45,000)	$4.15
Non-vested at end of period	523,500	$13.16	144,000	$6.58

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	140,000	$6.59	45,000	$4.15
Granted- Restricted Stock	437,500	$14.58	144,000	$6.58
Forfeited during the period	(1,000)	$14.50	—	$—
Vested during the period	(53,000)	$7.42	(45,000)	$4.15
Non-vested at end of period	523,500	$13.16	144,000	$6.58

Stock Options- The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. Because the Company’s stock has not been publicly traded for a period long enough to use to determine volatility, the average implied volatility rate for a similar entity was used. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
The weighted average fair value of options granted	$—	$4.13	$6.34	$2.58
Dividend yield	—	—%	—%	—%
Weighted average risk free interest rate	—	2.46%	2.16%	1.46%
Weighted average expected volatility	—	52.00%	49.92%	48.96%
Expected life (in years)	—	4.6	4.6	4.6

During the six month period ended June 30, 2011, the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
March 3, 2011	291,000	$14.50	$14.50	$—

A summary of the status of options granted as of June 30, 2011, and 2010, and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Options outstanding at beginning of period	9,817,060	$4.03	12,843,167	$3.22
Granted	—	$—	25,000	$9.08
Exercised	(511,729)	$2.55	(168,875)	$2.62
Forfeited	(33,564)	$7.02	(17,813)	$4.51
Options outstanding at end of period	9,271,767	$4.10	12,681,479	$3.24

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Options outstanding at beginning of period	10,763,097	$3.57	11,451,740	$2.82
Granted	291,000	$14.50	1,535,800	$6.13
Exercised	(1,704,828)	$2.41	(284,248)	$2.07
Forfeited	(77,502)	$6.16	(21,813)	$4.42
Options outstanding at end of period	9,271,767	$4.10	12,681,479	$3.24
Exercisable at end of period	6,746,017	$3.20	8,777,830	$2.35
The weighted-average remaining contractual term of options exercisable at June 30, 2011 is 4.5 years. The following table summarizes information about options outstanding as of June 30, 2011:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	1,882,527	4.2	1,882,527
$ 1.00 - $ 2.99	2,879,368	4.4	2,177,862
$ 4.00 - $ 5.99	610,948	5.3	574,946
$ 6.00 - $ 8.99	3,409,886	4.9	2,083,819
$ 9.00 - $ 14.50	489,038	6.6	26,863
	9,271,767		6,746,017

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
The following table shows the segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
By Segment:
Revenues:
Tech & Clearance	$28,254	$21,342	$53,943	$40,434
Finance	11,526	7,781	22,102	14,944
Energy	4,226	178	7,301	178
Other	875	620	1,624	1,192
Total revenues	$44,881	$29,921	$84,970	$56,748

Depreciation:
Tech & Clearance	$898	$969	$1,751	$1,825
Finance	131	113	255	218
Energy	29	3	59	3
Other	55	22	99	33
Total depreciation	$1,113	$1,107	$2,164	$2,079

Amortization:
Tech & Clearance	$—	$1,215	$—	$2,430
Finance	246	817	488	1,669
Energy	1,878	322	3,875	322
Other	266	394	566	723
Total amortization	$2,390	$2,748	$4,929	$5,144

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating income (loss):
Tech & Clearance	$10,096	$5,665	$18,989	$10,421
Finance	4,343	1,795	8,491	3,341
Energy	(1,253)	(357)	(2,740)	(357)
Other	(711)	(642)	(1,498)	(875)
Operating income	12,475	6,461	23,242	12,530
Interest expense	(342)	(974)	(786)	(2,095)
Interest income	31	23	55	61
Other income	—	141	—	216
Income before income taxes	$12,164	$5,651	$22,511	$10,712

Capital expenditures:
Tech & Clearance	$2,282	$583	$3,088	$1,415
Finance	104	124	228	224
Energy	29	—	51	—
Other	105	59	134	155
Total capital expenditures	$2,520	$766	$3,501	$1,794

By Geography:
Revenues:
U.S.	$33,800	$23,006	$64,360	$43,710
Non- U.S.	11,081	6,915	20,610	13,038
Total revenues	$44,881	$29,921	$84,970	$56,748

	June 30, 2011	December 31, 2010
Total assets:
Tech & Clearance	$167,012	$157,386
Finance	103,568	92,956
Energy	60,331	63,349
Other	4,444	5,031
Total assets	$335,355	$318,722
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2010 and June 30, 2011 and the changes in goodwill for the six month period ended June 30, 2011 (in thousands):

	Tech & Clearance	Finance	Energy	Other	Total

Balance, December 31, 2010	$84,778	$53,213	$35,104	$3,311	$176,406
Foreign currency translation adjustment	—	1,597	—	—	1,597
Goodwill at June 30, 2011	$84,778	$54,810	$35,104	$3,311	$178,003

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. There were no options to purchase shares outstanding during the three and six month periods ended June 30, 2011, and options to purchase 79,000 and 191,000 shares were outstanding during the three and six month periods ended June 30, 2010, respectively. These options were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from continuing operations—basic and diluted	$7,742	$3,688	$14,329	$6,989

Weighted-average shares outstanding—basic	66,210	62,665	65,778	62,478
Add shares issuable upon exercise of stock options	4,307	4,965	4,630	4,870
Weighted-average shares outstanding—diluted	70,517	67,630	70,408	67,348

Basic earnings per share	$0.12	$0.06	$0.22	$0.11
Diluted earnings per share	$0.11	$0.05	$0.20	$0.10

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
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and job posting capabilities. Our Finance and Energy segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At June 30, 2011, Dice.com had approximately 8,050 total recruitment package customers and our other websites collectively served approximately 3,700 customers, including some customers who are also customers of Dice.com, as of the same date. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $60.0 million and $49.2 million at June 30, 2011 and December 31, 2010, respectively.
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
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Dice Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test performed as of August 31, 2010 resulted in no impairment. The goodwill at the eFinancialCareers’ international business and eFinancialCareers’ North American business was the result of the eFinancialGroup Acquisition in October 2006. Goodwill at the AllHealthcareJobs reporting unit is the result of the acquisition of AllHealthcareJobs assets in June 2009. The goodwill at WorldwideWorker and Rigzone are the result of these acquisitions during 2010. The annual test of impairment of goodwill from the eFinancialGroup, AllHealthcareJobs, WorldwideWorker, and Rigzone acquisitions is performed as of October 31 by comparing the goodwill recorded from these acquisitions to the fair value of the respective reporting units. The annual impairment test performed as of October 31, 2010 resulted in no impairment. The WorldwideWorker reporting unit's fair value exceeded its carrying value by approximately 7%. Although impairment is not present at the current time, a deterioration in WorldwideWorker's future operating results and cash flows may indicate impairment in future periods. The operating loss during 2011 in the Energy segment is primarily attributable to amortization of intangible assets and the increase in expected acquisition related contingent payments; therefore, the loss does not indicate potential impairment. The fair value at each of the other reporting units exceeded its carrying value by significant margins. No impairment was indicated during the six months ended June 30, 2011.
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
We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test is performed annually as of August 31. No impairment was indicated during 2010 or during the six months ended June 30, 2011.
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

Results of Operations
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Revenues

	Three Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Tech & Clearance	$28,254	$21,342	$6,912	32.4%
Finance	11,526	7,781	3,745	48.1%
Energy	4,226	178	4,048	2,274.2%
Other	875	620	255	41.1%
Total revenues	$44,881	$29,921	$14,960	50.0%
Our revenues were $44.9 million for the three month period ended June 30, 2011 compared to $29.9 million for the same period in 2010, an increase of $15.0 million, or 50.0%.
We experienced an increase in the Tech & Clearance segment of $6.9 million, or 32.4%. The increase in revenues was the result of increased recruitment activity which impacted customer usage of Dice.com and ClearanceJobs.com. Our recruitment package customers increased from approximately 6,750 at June 30, 2010 to approximately 8,050 at June 30, 2011. Average monthly revenue per recruitment package customer increased from the three month period ended June 30, 2010 to the three month period ended June 30, 2011 by approximately 12%. In the current quarter, we improved customer yield on annual contracts at Dice.com leading to record revenue per customer. Revenues increased at ClearanceJobs by $485,000 for the three month period ended June 30, 2011 as compared to the same period in 2010, an increase of 28.7%. ClearanceJobs has continued to increase its customers served and revenues.
The Finance segment experienced revenue growth of $3.7 million, or 48.1%. The increase was the result of an increase in recruitment activity in all of the markets this segment serves, as well as a currency impact of $859,000. In originating currency, revenue increased 48% in the Asia Pacific region, 48% in North America, 30% in the UK and 26% in the Continental Europe and Middle East regions.
Revenues for the Energy segment totaled $4.2 million for the three month period ended June 30, 2011, an increase of $4.0 million from the comparable 2010 period.  The increase primarily results from the inclusion of Rigzone in the 2011 period and from the impact of WorldwideWorker's results for a full quarter in 2011. In the three months ended June 30, 2011, approximately $625,000 of revenue related to WorldwideWorker resulted from hosting recruitment events at industry trade conferences, such conferences occurred prior to acquisition in the prior year comparable period.
Revenues from the Other segment, which consists of Targeted Job Fairs, AllHealthcareJobs and JobsintheMoney.com (shut down in June 2010), increased by $255,000 or 41.1%. The increase was primarily the result of $166,000 of revenue growth at AllHealthcareJobs. Targeted Job Fairs experienced $105,000 of revenue growth due to conducting higher revenue- generating job fairs. These increases were partially offset by a decline in JobsintheMoney.com revenues due to the site being shut down in June 2010.
Cost of Revenues

	Three Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Cost of revenues	$3,592	$2,181	$1,411	64.7%
Percentage of revenues	8.0%	7.3%
Our cost of revenues for the three month period ended June 30, 2011 were $3.6 million compared to $2.2 million for the same period in 2010, an increase of $1.4 million, or 64.7%. The increase in cost of revenues was primarily the result of increases at the Tech & Clearance and Energy segments. The increase at the Tech & Clearance segment was $692,000, primarily due to an increase in software subscription and maintenance costs needed to maintain our websites and a provision for sales and use tax liabilities. Additionally, there was an increase in costs as a result of increasing the number of network services personnel we employ and consulting services used, due to higher levels of activity on our websites during the current period. The addition of the Energy businesses increased cost of revenues by $680,000, which includes the cost of recruitment events we operate at energy industry conferences and the costs to deliver our data services.

Product Development Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Product Development	$2,373	$1,432	$941	65.7%
Percentage of revenues	5.3%	4.8%
Product development expenses for the three month period ended June 30, 2011 were $2.4 million compared to $1.4 million for the same period in 2010, an increase of $941,000 or 65.7%. Product development expenses as a percentage of revenue increased from 4.8% for the three months ended June 30, 2010 to 5.3% in the current year period. The increase was driven by consulting costs related to website security and related projects across all of our brands, as well as additional salaries and related costs in the systems and new product development areas. The Tech & Clearance segment contributed $108,000 of the increase and the Finance segment contributed $343,000. The addition of the Energy businesses increased expense by $295,000. The Company continues to increase efforts surrounding Dice.com, leading to increases in development costs for salary and use of consultants.
Sales and Marketing Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Sales and Marketing	$15,572	$11,078	$4,494	40.6%
Percentage of revenues	34.7%	37.0%
Sales and marketing expenses for the three month period ended June 30, 2011 were $15.6 million compared to $11.1 million for the same period in 2010, an increase of $4.5 million or 40.6%. The primary driver of the increase was strong sales across all regions which led to high compensation expense during the current year period. Compensation includes commissions, bonuses and other performance compensation for the sales force. Additionally, the Company increased marketing spending to attract customers and professionals to our services and added sales and marketing staff since the prior year period resulting in higher salaries and benefits costs.
For the Tech & Clearance segment, sales and marketing expenses increased $2.3 million during the three month period ended June 30, 2011 from the same period in 2010. Advertising and other marketing costs for the Tech & Clearance segment were $5.1 million for the three month period ended June 30, 2011, an increase of $1.8 million compared to the same period in 2010. The increase was due partially to our online advertising spending, direct mail and email campaigns. We drive job seekers to our sites either through marketing or by improving features and functionality of the product. During the three months ended June 30, 2011, we increased our marketing spend primarily to promote interaction between job seekers and our websites. We expect to increase spending on both product development and marketing during the remainder of 2011 to capitalize on the improving market conditions, to match seeker activity to the increase in customer activity, and to capture the significant customer opportunity that exists.
For the Tech & Clearance segment, strong growth in sales resulted in a $137,000 increase in credit card processing fees. Salaries and benefits expense rose by $137,000 due to growing sales and marketing personnel as compared to the prior year period.

The Finance segment increased overall sales and marketing expense by $1.3 million to $4.3 million for the three months ended June 30, 2011. An increase in the sales force resulted in increased costs of $436,000 related to sales incentive compensation and salary related expense. The increase in the Finance segment related to marketing spending was $852,000, of which $413,000 was for eFinancialCareers North America. We have increased our marketing spend to attract both customers and job seekers in all regions we serve.
The addition of the Energy businesses resulted in a $796,000 increase in sales and marketing expenses during the three months ended June 30, 2011 from the same period in 2010. The expense was related to sales staff and incentive compensation, as well as marketing costs.
The Other segment increased by $78,000 from the three months ended June 30, 2010 to the same period in 2011. The increase was primarily driven by the AllHealthcareJobs business, as marketing activities have been accelerated to drive customer growth.
General and Administrative Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
General and administrative	$6,039	$4,890	$1,149	23.5%
Percentage of revenues	13.5%	16.3%
General and administrative expenses for the three month period ended June 30, 2011 were $6.0 million compared to $4.9 million for the same period in 2010, an increase of $1.1 million or 23.5%.
The Tech & Clearance segment realized an increase in general and administrative expenses of $593,000 in the three month period ended June 30, 2011 as compared to the same period in the prior year. An increase of $388,000 was related to increases in salary, benefits and recruitment costs due to an increase in employees. There was also an increase in stock-based compensation expense of $205,000 related to the annual grant of equity awards made in the first quarter of 2011.
The addition of the Energy businesses resulted in an increase in general and administrative expenses of $253,000, primarily related to management compensation and office rent.
General and administrative expense for the Finance segment increased $233,000 in the period ended June 30, 2011, as compared to the same period in 2010. The increase was caused by increases in employee related costs.
Depreciation

	Three Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Depreciation	$1,113	$1,107	$6	0.5%
Percentage of revenues	2.5%	3.7%
Depreciation expense for the three month period ended June 30, 2011 was $1.1 million compared to $1.1 million for the same period of 2010. Depreciation remained consistent between periods as the average depreciable fixed asset balances have not changed significantly.
Amortization of Intangible Assets

	Three Months Ended June 30,		Decrease	Percent Change
	2011	2010
	(in thousands, except percentages)
Amortization	$2,390	$2,748	$(358)	(13.0)%
Percentage of revenues	5.3%	9.2%

Amortization expense for the three month period ended June 30, 2011 was $2.4 million compared to $2.7 million for the same period in 2010, a decrease of $358,000 or 13.0%. Amortization expense for the three month period ended June 30, 2011 decreased $1.7 million related to certain intangible assets from the Dice and eFinancialCareers acquisitions becoming fully amortized, partially offset by an increase in amortization of $1.6 million due to the Rigzone and WorldwideWorker acquisitions.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies for the three month period ended June 30, 2011 was an expense of $1.3 million. The contingent liability related to the Rigzone acquisition increased by $1.4 million, due to the sales and revenue performance of the businesses and expectation of financial performance being higher than the expectations at March 31, 2011.

Operating Income
Operating income for the three month period ended June 30, 2011 was $12.5 million compared to $6.5 million for the same period in 2010, an increase of $6.0 million or 93.1%. The increase is primarily the result of the increase in revenues from all segments and the addition of the Energy businesses. These increases are partially offset by higher operating costs in all areas of the business, most notably product development, sales and marketing, and from the Energy segment.
Interest Expense

	Three Months Ended June 30,		Decrease	Percent Change
	2011	2010
	(in thousands, except percentages)
Interest expense	$342	$974	$(632)	(64.9)%
Percentage of revenues	0.8%	3.3%
Interest expense for the three month period ended June 30, 2011 was $342,000 compared to $1.0 million for the same period in 2010, a decrease of $632,000 or 64.9%. The decrease in interest expense was due to lower borrowings outstanding during the three month period ended June 30, 2011, on average, as compared to the same period in 2010 due to payments made on our long-term debt facilities. Additionally, interest rates during 2011 were lower than those in 2010, primarily due to our Credit Agreement entered into in July 2010 having lower rates than our Amended and Restated Credit Facility.
Income Taxes

	Three Months Ended June 30,
	2011	2010
	(in thousands, except percentages)
Income before income taxes	$12,164	$5,651
Income tax expense	4,422	1,963
Effective tax rate	36.4%	34.7%
The effective income tax rate for the three month period ended June 30, 2011 was 36.4% compared to 34.7% for the same period in 2010. The rate was higher in the current period as compared to the prior year period due primarily to increases in state tax liabilities and permanent differences for acquisition-related contingencies.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Revenues

	Six Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Tech & Clearance	$53,943	$40,434	$13,509	33.4%
Finance	22,102	14,944	7,158	47.9%
Energy	7,301	178	7,123	4,001.7%
Other	1,624	1,192	432	36.2%
Total revenues	$84,970	$56,748	$28,222	49.7%
Our revenues were $85.0 million for the six month period ended June 30, 2011 compared to $56.7 million for the same period in 2010, an increase of $28.2 million, or 49.7%.
We experienced an increase in the Tech & Clearance segment of $13.5 million, or 33.4%. The increase in revenues was the result of increased recruitment activity which impacted customer usage of our primary services. Our recruitment package customers increased from approximately 6,750 at June 30, 2010 to approximately 8,050 at June 30, 2011. Average monthly revenue per recruitment package customer increased from the six month period ended June 30, 2010 to the six month period ended June 30, 2011 by approximately 11%. During the six months ended June 30, 2011, we improved customer yield on annual contracts at Dice.com leading to record revenue per customer. Revenues increased at ClearanceJobs by $927,000 for the six month period ended June 30, 2011 as compared to the same period in 2010, an increase of 28.6%. ClearanceJobs has continued to increase its customers served and revenues.
The Finance segment experienced revenue growth of $7.2 million, or 47.9%. The increase was the result of an increase in recruitment activity in all of the markets this segment serves. In originating currency, revenue increased 55% in the Asia Pacific region, 45% in North America, 33% in the UK and 35% in the Continental Europe and Middle East regions.
Revenues for the Energy segment totaled $7.3 million for the six month period ended June 30, 2011, an increase of $7.1 million from the comparable 2010 period.  The increase primarily results from the inclusion of Rigzone in the 2011 period and from the impact of WorldwideWorker's results for a full quarter in 2011. In the six months ended June 30, 2011, approximately $668,000 of revenue related to WorldwideWorker resulted from hosting recruitment events at industry trade conferences, such conferences occurred prior to acquisition in the prior year comparable period.
Revenues from the Other segment, which consists of Targeted Job Fairs, AllHealthcareJobs and JobsintheMoney.com (shut down in June 2010), increased by $432,000 or 36.2%. This increase was primarily the result of $312,000 of revenue growth at AllHealthcareJobs. Targeted Job Fairs experienced $168,000 of revenue growth due to conducting higher revenue- generating job fairs. These increases were partially offset by a decline in JobsintheMoney.com revenues due to the site being shut down in June 2010.
Cost of Revenues

	Six Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Cost of revenues	$6,283	$4,288	$1,995	46.5%
Percentage of revenues	7.4%	7.6%

Our cost of revenues for the six month period ended June 30, 2011 were $6.3 million compared to $4.3 million for the same period in 2010, an increase of $2.0 million, or 46.5%. The increase in cost of revenues was primarily the result of increases at the Tech & Clearance and Energy segments. The increase at the Tech & Clearance segment was $1.1 million, primarily due to an increase in software subscription and maintenance costs needed to maintain our websites and an increase in provisions for tax liabilities. Additionally, there was an increase in costs as a result of increasing the number of network services personnel we employ and consulting services used, due to higher levels of activity on our websites during the current period. The addition of the Energy businesses increased cost of revenues by $1.1 million which includes the cost of recruitment events we operate at energy industry conferences.

Product Development Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Product Development	$4,868	$2,622	$2,246	85.7%
Percentage of revenues	5.7%	4.6%
Product development expenses for the six month period ended June 30, 2011 were $4.9 million compared to $2.6 million for the same period in 2010, an increase of $2.2 million or 85.7%. Product development expenses as a percentage of revenue increased from 4.6% for the six months ended June 30, 2010 to 5.7% in the current year period. The increase was driven by consulting costs related to website security and related projects across all of our brands, as well as additional salaries and related costs in the systems and new product development areas. The Tech & Clearance segment contributed $490,000 of the increase and the Finance segment contributed $829,000. The addition of the Energy businesses increased expense by $608,000. During the six months ended June 30, 2011 we released an upgraded version of Dice.com making the site easier to navigate, search and apply to jobs. We intend to continue to increase spending on product development during the remainder of 2011 to enhance our websites' features and functionality and provide more editorial content.

Sales and Marketing Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Sales and Marketing	$29,748	$21,209	$8,539	40.3%
Percentage of revenues	35.0%	37.4%
Sales and marketing expenses for the six month period ended June 30, 2011 were $29.7 million compared to $21.2 million for the same period in 2010, an increase of $8.5 million or 40.3%. The primary driver of the increase was strong sales across all regions which led to additional compensation expense during the current year period. Compensation includes commissions, bonuses and other performance compensation for the sales force. Additionally, the Company increased marketing spending to attract customers and professionals to our services and added sales and marketing staff since the prior year period resulting in higher salaries and benefits costs.
For the Tech & Clearance segment, sales and marketing expenses increased $4.6 million during the six month period ended June 30, 2011 from the same period in 2010. Advertising and other marketing costs for the Tech & Clearance segment were $9.7 million for the six month period ended June 30, 2011, an increase of $3.4 million compared to the same period in 2010. The increase was primarily due to our online advertising spending, direct mail and email campaigns. We drive job seekers to our sites either through marketing or by improving features and functionality of the product. We increased our marketing spend primarily to promote interaction between job seekers and our websites. We expect to increase spending on both product development and marketing during the remainder of 2011 to capitalize on the improving market conditions, to match seeker activity to the increase in customer activity, and to capture the significant customer opportunity that exists.
For the Tech & Clearance segment, the strong growth in sales resulted in a $340,000 increase in incentive compensation expense and $274,000 in credit card processing fees. Salaries and benefits expense rose by $269,000 due to growing both our sales force and marketing personnel as compared to the prior year period.

For the Finance segment, we increased overall sales and marketing expense by $2.3 million to $8.2 million for the six months ended June 30, 2011. An increase in the sales force resulted in increased costs of $1.0 million in sales salary and related costs and incentive compensation expense. The increase in the Finance segment related to marketing spending was $1.3 million. We have increased our marketing spend to attract both customers and job seekers in all regions we serve.
The addition of the Energy businesses resulted in a $1.4 million increase in sales and marketing expenses from the six months ended June 30, 2010 compared to the same period in 2011. The expense was related to sales staff and incentive compensation, as well as marketing costs.
Sales and marketing expenses at the Other segment increased by $254,000 from the six months ended June 30, 2010 compared to the same period in 2011. The increase was primarily driven by the AllHealthcareJobs business, as marketing activities have been accelerated to drive customer growth. Additionally, AllHealthcareJobs has experienced increases in incentive compensation expenses due to a growth in sales in the current period.
General and Administrative Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
General and administrative	$11,754	$9,176	$2,578	28.1%
Percentage of revenues	13.8%	16.2%
General and administrative expenses for the six month period ended June 30, 2011 were $11.8 million compared to $9.2 million for the same period in 2010, an increase of $2.6 million or 28.1%.
The Tech & Clearance segment realized an increase in general and administrative expenses of $1.3 million in the six month period ended June 30, 2011 as compared to the same period in the prior year. An increase of $905,000 was related to increases in the following: payroll tax expenses related to option exercises, the provision for bad debts due to the increase in sales, and salary, benefits and recruitment costs due to an increase in employees. There was also an increase in stock-based compensation expense of $350,000 related to the annual grant of equity awards made in the first quarter of 2011.
The addition of the Energy businesses resulted in a $730,000 increase in general and administrative expenses, primarily related to management compensation and office rent.
General and administrative expense for the Finance segment increased $394,000 in the period ended June 30, 2011, as compared to the same period in 2010. The increase was caused by several factors, including annual compensation increases, miscellaneous payroll related taxes, more employee travel and entertainment expenses and increased provision for bad debts due to increased sales.
Depreciation

	Six Months Ended June 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Depreciation	$2,164	$2,079	$85	4.1%
Percentage of revenues	2.5%	3.7%
Depreciation expense for the six month period ended June 30, 2011 was $2.2 million compared to $2.1 million for the same period of 2010. Depreciation remained consistent between periods as the average depreciable fixed asset balances have not changed significantly.
Amortization of Intangible Assets

	Six Months Ended June 30,		Decrease	Percent Change
	2011	2010
	(in thousands, except percentages)
Amortization	$4,929	$5,144	$(215)	(4.2)%
Percentage of revenues	5.8%	9.1%

Amortization expense for the six month period ended June 30, 2011 was $4.9 million compared to $5.1 million for the same period in 2010, a decrease of $215,000 or 4.2%. Amortization expense for the six month period ended June 30, 2011 increased $3.6 million related to the intangible assets for Rigzone and WorldwideWorker, partially offset by a decrease of $3.4 million related to certain intangible assets from the Dice and eFinancialCareers acquisitions becoming fully amortized.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies for the six month period ended June 30, 2011 was an expense of $2.0 million. The contingent liability related to the Rigzone acquisition increased by $1.8 million during the period. The contingent liability for WorldwideWorker increased $247,000 due to the sales performance of the business and expectations of financial performance.
Operating Income
Operating income for the six month period ended June 30, 2011 was $23.2 million compared to $12.5 million for the same period in 2010, an increase of $10.7 million or 85.5%. The increase is primarily the result of the increase in revenues from all segments and the addition of the Energy businesses. These increases are partially offset by higher operating costs in all areas of the business, most notably in product development, sales and marketing and from the Energy businesses.
Interest Expense

	Six Months Ended June 30,		Decrease	Percent Change
	2011	2010
	(in thousands, except percentages)
Interest expense	$786	$2,095	$(1,309)	(62.5)%
Percentage of revenues	0.9%	3.7%
Interest expense for the six month period ended June 30, 2011 was $786,000 compared to $2.1 million for the same period in 2010, a decrease of $1.3 million or 62.5%. The decrease in interest expense was due to lower borrowings outstanding during the six month period ended June 30, 2011, on average, as compared to the same period in 2010 due to payments made on our long-term debt facilities. Additionally, interest rates during 2011 were lower than those in 2010, primarily due to our

Credit Agreement entered into in July 2010 having lower rates than our Amended and Restated Credit Facility.
Income Taxes

	Six Months Ended June 30,
	2011	2010
	(in thousands, except percentages)
Income before income taxes	$22,511	$10,712
Income tax expense	8,182	3,723
Effective tax rate	36.3%	34.8%
The effective income tax rate for the six month period ended June 30, 2011 was 36.3% compared to 34.8% for the same period in 2010. The rate was higher in the current period as compared to the prior year period due primarily to increases in state tax liabilities and permanent differences for acquisition-related contingencies.

Liquidity and Capital Resources
We have summarized our cash flows for the six month periods ended June 30, 2011 and 2010 (in thousands).

	Six Months Ended June 30,
	2011	2010
Cash from operating activities	$38,239	$22,165
Cash from investing activities	(1,895)	(7,851)
Cash from financing activities	(14,104)	(19,876)
We have financed our operations primarily through cash provided by operating activities. At June 30, 2011, we had cash, cash equivalents and marketable securities of $66.9 million compared to $45.2 million at December 31, 2010. Marketable securities are comprised of highly liquid debt instruments of the U.S. government and government agencies and corporate debt securities.
Our principal sources of liquidity are cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. In addition, at June 30, 2011, we had $70.0 million in borrowing capacity under our Credit Agreement. We believe that our existing cash, cash equivalents, marketable securities, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and for the effect of changes in working capital. Net cash provided by operating activities was $38.2 million and $22.2 million for the six month periods ended June 30, 2011 and 2010, respectively. The cash provided by operating activities during these periods increased primarily due to higher sales and the resulting increase in cash inflows during the period. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. During the six months ended June 30, 2011, billings increased 50% as compared to the same period in 2010. Deferred revenue increased by $10.7 million during the six month period ended June 30, 2011, compared to an increase of $7.2 million in the comparable period in 2010. This movement of deferred revenue is due to an increase in sales and results in the strong cash generation.
Investing Activities
During the six month period ended June 30, 2011, cash provided by investing activities was $1.9 million compared to cash provided by investing activities of $7.9 million in the six month period ended June 30, 2010. Cash provided by investing activities in the six month period ended June 30, 2011 was primarily attributable to a net amount of $1.9 million of sales of marketable securities, offset by $250,000 for purchases of marketable securities and $3.5 million of cash used to purchase fixed assets. Cash used for investing activities in the six month period ended June 30, 2010 was primarily attributable to payments made for acquisitions and the purchases of marketable securities and capital expenditures, partially offset by sales of marketable securities. Capital expenditures are generally comprised of computer hardware, software, and website development costs. We expect to increase our cash outflow for capital expenditures in future quarters.

Financing Activities
Cash used for financing activities during the six month period ended June 30, 2011 and 2010 was $14.1 million and $19.9 million, respectively. The cash used during the current year period was primarily due to $24.0 million of payments on our long-term debt, partially offset by cash inflows from stock option exercises. The offering of common stock during the six month period ended June 30, 2011 had no net financing cash flow impact on the Company as proceeds received were used to purchase treasury stock related to option exercises.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2011, the Company was in compliance with all of the financial and other covenants under our Credit Agreement. Refer to Note 7 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of June 30, 2011:

	Payments by period
	Total	July 1, 2011 through December 31, 2011	2012-2013	2014-2015	Thereafter
	(in thousands)
Credit Agreement	$17,000	$2,000	$8,000	$7,000	$—
Operating lease obligations	9,992	766	2,418	1,904	4,904
Total contractual obligations	$26,992	$2,766	$10,418	$8,904	$4,904
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.

Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2011, we had $17.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR, Eurocurrency, or base rate loan) we choose. There have been no subsequent debt payments made. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to our revolving facility.
Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on a LIBOR rate, a Eurocurrency rate or a base rate. Outstanding borrowings at July 25, 2011 were $17.0 million. Assuming quarterly amortization payments of $1.0 million and an interest rate of 2.94% (the rate in effect on June 30, 2011), interest payments are expected to be $487,000 for July through December 2011, $1.4 million in 2012-2013, $82,000 in 2014, and none thereafter.
We have contingent payments related to the AllHealthcareJobs, WorldwideWorker, and Rigzone acquisitions which are expected to be paid at various times over the next 12 months. The payments are based on the achievement of certain operating and financial goals for each of the businesses. The estimate of the liability for these contingent payments was $13.1 million as of June 30, 2011.
As of June 30, 2011, we recorded approximately $4.5 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2011 are $4.5 million of tax benefits that if recognized, would affect the effective tax rate.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and thus far in 2011 we have seen improvement in recruitment activity which resulted in significant revenue and customer growth. However, 2010 revenues of $129.0 million were still lower than 2008 revenues of $155.0 million and the Dice.com customer count of 8,050 as of June 30, 2011 remains lower than the peak customer count of 9,150 at March 31, 2008.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving 18 markets, in five languages across Europe, Asia, Australia, and Canada using the eFinancialCareers name. WorldwideWorker also conducts business outside the United States. For the six month periods ended June 30, 2011 and 2010, approximately 24% and 23% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the six months ended June 30, 2011 would have been a decrease of approximately $190,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2011 and December 31, 2010, our translation adjustment, net of tax, decreased stockholders’ equity by $9.3 million and $12.0 million, respectively. The change from December 31, 2010 to June 30, 2011 is primarily attributable to the position of the U.S. dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.5% on the LIBOR and Eurocurrency loans and 1.75% to 2.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of July 25, 2011, we had outstanding borrowings of $17.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2011 on our current borrowings would increase by approximately $120,000.
We also have interest rate risk related to our portfolio of marketable securities and money market accounts. Our marketable securities and money market accounts will produce less income than expected if market interest rates fall.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") for the period covered by this report. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1
Underwriting Agreement, dated May 9, 2011, among the Company, certain stockholders named on Schedule A thereto, and Credit Suisse Securities (USA) LLC, as underwriter (incorporate by reference from Exhibit 1.1 to the Company's Current Report on Form 8-6 (File No. 001-33584) filed on May 12, 2011 with the Securities Exch.ange Commission).

10.2*	Amendment to Employment Agreement, dated as of July 25, 2011 between eFinancialCareers Limited and John Benson.
31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DICE HOLDINGS, INC.
Date:	July 26, 2011	Registrant

[/S/ SCOT W. MELLAND]
Scot W. Melland
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
[/S/ MICHAEL P. DURNEY]
Michael P. Durney, CPA
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1
Underwriting Agreement, dated May 9, 2011, among the Company, certain stockholders named on Schedule A thereto, and Credit Suisse Securities (USA) LLC, as underwriter (incorporate by reference from Exhibit 1.1 to the Company's Current Report on Form 8-6 (File No. 001-33584) filed on May 12, 2011 with the Securities Exch.ange Commission).

10.2*	Amendment to Employment Agreement, dated as of July 25, 2011 between eFinancialCareers Limited and John Benson.
31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

*	Filed herewith