Form 10-Q
period 2011-09-30
DICE HOLDINGS, INC.
filed 2011-11-02
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
As of October 28, 2011, there were 66,455,808 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2011 and 2010
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010
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

PART I.
Item 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$69,506	$43,030
Investments	4,985	2,166
Accounts receivable, net of allowance for doubtful accounts of $1,571 and $1,308	16,761	16,921
Deferred income taxes—current	1,875	1,691
Income taxes receivable	—	3,019
Prepaid and other current assets	2,543	1,659
Total current assets	95,670	68,486
Fixed assets, net	7,649	5,674
Acquired intangible assets, net	59,128	66,500
Goodwill	176,870	176,406
Deferred financing costs, net of accumulated amortization of $535 and $189	1,072	1,418
Other assets	242	238
Total assets	$340,631	$318,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,553	$13,801
Deferred revenue	59,447	49,224
Current portion of acquisition related contingencies	14,296	10,144
Current portion of long-term debt	4,000	4,000
Income taxes payable	4,882	735
Total current liabilities	97,178	77,904
Long-term debt	12,000	37,000
Deferred income taxes—non-current	17,161	18,807
Accrual for unrecognized tax benefits	3,844	4,394
Acquisition related contingencies	—	1,226
Other long-term liabilities	1,157	1,164
Total liabilities	131,340	140,495
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued 69,265 and 65,952 shares, respectively; outstanding: 66,394 and 64,876 shares, respectively	693	660
Additional paid-in capital	283,427	256,246
Accumulated other comprehensive loss	(11,419)	(12,035)
Accumulated deficit	(31,961)	(55,601)
Treasury stock, 2,871 and 1,076 shares, respectively	(31,449)	(11,043)
Total stockholders’ equity	209,291	178,227
Total liabilities and stockholders’ equity	$340,631	$318,722
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011		2010
Revenues	$46,804	$34,360	$131,774		$91,108
Operating expenses:
Cost of revenues	3,333	2,685	9,616		6,973
Product development	2,602	1,993	7,470		4,615
Sales and marketing	14,898	11,278	44,646		32,487
General and administrative	6,073	5,431	17,827		14,607
Depreciation	1,250	1,003	3,414		3,082
Amortization of intangible assets	2,475	3,374	7,404		8,518
Change in acquisition related contingencies	1,174	(181)	3,156		(481)
Total operating expenses	31,805	25,583	93,533		69,801
Operating income	14,999	8,777	38,241		21,307
Interest expense	(333)	(712)	(1,119)		(2,807)
Deferred financing cost write-off	—	(1,388)	—		(1,388)
Interest income	37	27	92		88
Other income	—	—	—	216	216
Income before income taxes	14,703	6,704	37,214		17,416
Income tax expense	5,392	538	13,574		4,261
Net income	$9,311	$6,166	$23,640		$13,155

Basic earnings per share	$0.14	$0.10	$0.36		$0.21
Diluted earnings per share	$0.13	$0.09	$0.34		$0.20

Weighted-average basic shares outstanding	66,447	62,799	66,004		62,436
Weighted-average diluted shares outstanding	70,157	67,561	70,477		67,406
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$23,640	$13,155
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,414	3,082
Amortization of intangible assets	7,404	8,518
Deferred income taxes	(1,845)	(2,321)
Amortization of deferred financing costs	346	562
Write-off of deferred financing costs	—	1,388
Share based compensation	3,386	2,693
Change in acquisition related contingencies	3,156	(481)
Change in accrual for unrecognized tax benefits	(550)	(1,502)
Changes in operating assets and liabilities:
Accounts receivable	217	(104)
Prepaid expenses and other assets	(894)	(478)
Accounts payable and accrued expenses	(193)	3,184
Income taxes receivable/payable	7,229	(569)
Deferred revenue	10,188	7,940
Payments to reduce interest rate hedge agreements	—	(333)
Other, net	10	(82)
Net cash flows from operating activities	55,508	34,652
Cash flows from investing activities:
Purchases of fixed assets	(5,319)	(3,414)
Purchases of investments	(4,988)	(2,442)
Maturities and sales of investments	2,150	3,111
Payments for acquisitions	—	(43,796)
Net cash flows from investing activities	(8,157)	(46,541)
Cash flows from financing activities:
Payments on long-term debt	(25,000)	(62,300)
Proceeds from long-term debt	—	69,000
Proceeds from sale of common stock	11,943	—
Purchase of treasury stock related to option exercises	(11,943)	—
Payments under stock repurchase plan	(7,454)	—
Payment of acquisition related contingencies	(230)	—
Proceeds from stock option exercises	4,443	—
Excess tax benefit over book expense from stock options exercised	7,444	—
Financing costs paid	—	(1,450)
Other	(171)	825
Net cash flows from financing activities	(20,968)	6,075
Effect of exchange rate changes	93	(470)
Net change in cash and cash equivalents for the period	26,476	(6,284)
Cash and cash equivalents, beginning of period	43,030	44,925
Cash and cash equivalents, end of period	$69,506	$38,641

Non-cash investing and financing activities
Contingent consideration to be paid in cash for acquisitions	$—	$10,510
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010 that are included in the Company’s Annual Report on Form 10-K. Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine month period ended September 30, 2011.

2.   NEW ACCOUNTING STANDARDS
In October 2009, new accounting standards were issued in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") subtopic on Revenue Recognition-Multiple-Element Arrangements. These standards enable companies to account for certain products and services (deliverables) separately rather than as a combined unit. The standards were adopted by the Company on January 1, 2011. Certain of the Company's arrangements include multiple deliverables, which consist of the ability to post jobs and to access a searchable database of candidates. A delivered item is considered a separate unit of accounting if it has value to the customer on a standalone basis. The Company's arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. The impact of these standards on the Company's financial statements was not material, thus limited disclosures are included herein.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. The Company is evaluating the guidance and does not anticipate that adoption will have a material impact on the Company's Consolidated Financial Statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This update modifies the options for disclosure of the components of net income and comprehensive income. Companies now have the choice of a continuous statement or a two-schedule statement, in which all of the components of net income and comprehensive income are disclosed. Under the new guidance, the adjustments from net income to other comprehensive income are to be disclosed on the face of the financial statements. This update is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The FASB may defer a portion of the update. The Company is evaluating the update and does not anticipate that adoption will have a material impact on the Company's Consolidated Financial Statements.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under the revised guidance, companies testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is evaluating the revised guidance and does not anticipate that adoption will have a material impact on the Company's Consolidated Financial Statements.

3.    ACQUISITIONS
WorldwideWorker- On May 6, 2010, the Company acquired the online and career-events business of WorldwideWorker.com (“WorldwideWorker”), a global leader in online recruitment for the energy industry. The purchase price consisted of initial consideration of $6.0 million in cash. Additional consideration of up to a maximum of $3.0 million in cash is payable upon the achievement of certain financial goals over the two year period ending December 31, 2011. The acquisition resulted in recording intangible assets of $4.9 million and goodwill of $4.9 million. During the nine months ended September 30, 2011, $230,000 was paid to the sellers for the achievement of financial goals related to the year ended December 31, 2010. A liability of $1.6 million was recorded as of September 30, 2011 for the estimated consideration remaining to be paid. The WorldwideWorker acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
Rigzone- On August 11, 2010, the Company acquired all of the issued and outstanding shares of Rigzone.com, Inc. (“Rigzone”), a U.S. market leader in the oil and gas industry delivering online content, data, advertising and career services. The purchase extended the Company’s footprint in the energy vertical. The purchase price consisted of initial consideration of approximately $39.0 million in cash. In October 2011, additional consideration of $12.7 million was paid for the achievement of certain revenue goals through June 30, 2011, bringing the total purchase price to $51.7 million. A liability of $12.7 million was recorded as of September 30, 2011 for the estimated consideration remaining to be paid. The amount of the contingent payment was equal to five times the amount by which revenue (as defined in the agreement) for the year ended June 30, 2011 exceeded $8.2 million. As of the date of acquisition, the Company's best estimate of the contingent payment was $8.1 million.
The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $1.4 million were recorded at fair value of $1.0 million. The fair value of the contingent consideration was determined using an expected present value technique. Expected cash flows were determined using the probability weighted-average of possible outcomes that would occur should certain financial metrics be reached. There was no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future revenues of the businesses to estimate the fair value of these liabilities.

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
Goodwill results from the expansion of the Company's market share in the energy vertical, from intangible assets that do not qualify for separate recognition, including an assembled workforce, and from expected synergies from combining operations of Rigzone into the existing DHI operations. Goodwill is not deductible for tax purposes.
Pro forma Information- The following pro forma condensed consolidated results of operations are presented as if the acquisitions of Rigzone and WorldwideWorker were completed as of January 1, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Revenues	$35,305	$96,912
Net income	5,978	11,902

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
Rigzone and WorldwideWorker, both acquired in 2010, comprise the Company's Energy segment. The Condensed Consolidated Statements of Operations included revenue from the Energy segment of $4.1 million and $11.4 million for the three and nine month periods ended September 30, 2011, respectively, and operating losses of $1.8 million and $4.5 million for the three and nine month periods ended September 30, 2011, respectively. The operating losses are primarily attributable to amortization of intangible assets of $2.1 million and $6.0 million for the three and nine month periods ended September 30, 2011, respectively, and charges due to the increase in expected acquisition related contingent payments of $1.2 million and $3.2 million for the three and nine month periods ended September 30, 2011, respectively, for Rigzone and WorldwideWorker. During the nine month period ended September 30, 2010, the revenue and operating loss from the Energy segment was $1.7 million and $951,000, respectively.

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
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The money market funds are valued using quoted prices in the market, and investments are valued using significant other observable inputs. The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt as of September 30, 2011 and December 31, 2010 was approximately $16.0 million and $41.0 million, respectively, based on an estimate of current rates for debt of the same remaining maturities.
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 3- Acquisitions. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should certain events and certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to estimate the fair value of these liabilities. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. During the nine month period ended September 30, 2011, the liability for acquisitions with contingent consideration increased by approximately $2.9 million, which consisted of a $3.2 million increase in the estimated contingency payments offset by a $230,000 payment for WorldwideWorker made during the period. The increase in the liability resulted in an expense, which is included in Change in Acquisition Related Contingencies on the Condensed Consolidated Statements of Operations. The liability increased primarily due to the sales performance to date and expectations of future sales being higher than the prior assumptions for these businesses. These liabilities are included on the Condensed Consolidated Balance Sheets in the Current Portion of Acquisition Related Contingencies.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,674	$—	$—	$25,674
Investments	—	4,985	—	4,985
Contingent consideration to be paid in cash for the acquisitions	—	—	14,296	14,296

	As of December 31, 2010
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$19,370	$—	$—	$19,370
Investments	2,166	—	—	2,166
Contingent consideration to be paid in cash for the acquisitions	—	—	11,370	11,370

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Contingent consideration for acquisitions
Balance at beginning of period	$13,122	$3,023	$11,370	$863
Additions for acquisitions	—	8,050	—	10,510
Cash payments	—	(50)	(230)	(50)
Change in estimates included in earnings	1,174	(181)	3,156	(481)
Balance at end of period	$14,296	$10,842	$14,296	$10,842

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
The Company determines whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test for goodwill from the 2005 Dice Inc. acquisition is performed annually as of August 31 and resulted in no impairment. The impairment test for goodwill from the 2006 eFinancialCareers acquisition, the 2009 AllHealthcareJobs acquisition and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. No impairment was indicated during the 2010 impairment tests or during the nine months ended September 30, 2011. The WorldwideWorker reporting unit's fair value exceeded its carrying value by approximately 7%. Although impairment is not present at the current time, a deterioration in its future operating results and cash flows may indicate impairment in future periods. The operating loss during the nine months ended September 30, 2011 in the Energy segment is primarily attributable to amortization of intangible assets and the provision for the increase in acquisition related contingent payments; therefore the loss does not indicate potential impairment. The fair value at each of the other reporting units exceeded its carrying value by significant margins.
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

5.    INVESTMENTS
DHI’s investments are stated at fair value. These investments are available-for-sale. The following tables summarize the Company’s investments (in thousands):

	As of September 30, 2011
	Maturity	Gross Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
U.S. Government and agencies	Within one year	$512	$—	$512
U.S. Government and agencies	1 to 5 years	1,771	(1)	1,770
Certificates of deposit	Within one year	1,239	1	1,240
Certificates of deposit	1 to 5 years	1,463	—	1,463
Total		$4,985	$—	$4,985

	As of December 31, 2010
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$2,165	$1	$2,166
Total		$2,165	$1	$2,166

6.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of September 30, 2011
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$18,000	$(13,904)	$(61)	$4,035	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	16,790	(8,118)	(496)	8,176	5.1 years
Customer lists	41,513	(37,160)	(720)	3,633	4.6 years
Candidate database	28,241	(23,911)	(46)	4,284	3.0 years
Order backlog	594	(594)	—	—	0.5 years
Acquired intangible assets, net	$144,138	$(83,687)	$(1,323)	$59,128

	As of December 31, 2010
	Cost	Acquisition of Worldwide Worker and Rigzone	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$12,420	$5,580	$18,000	$(12,927)	$(61)	$5,012	3.9 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,270	9,520	16,790	(6,102)	(524)	10,164	6.0 years
Customer lists	36,943	4,570	41,513	(36,337)	(724)	4,452	4.6 years
Candidate database	18,982	9,259	28,241	(20,443)	(46)	7,752	3.0 years
Order backlog	17	577	594	(474)	—	120	0.5 years
Acquired intangible assets, net	$114,632	$29,506	$144,138	$(76,283)	$(1,355)	$66,500

Based on the carrying value of the acquired finite-lived intangible assets recorded as of September 30, 2011, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

October 1, 2011 through December 31, 2011	$2,657
2012	5,474
2013	3,167
2014	2,850
2015	2,016
2016 and thereafter	3,964

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2011, the Company was in compliance with all of the financial and other covenants under our Credit Agreement.
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
Additional borrowings of $36.0 million were made during August 2010 for the purchase of Rigzone. Repayments of $25.0 million on the revolving facility were made during the year ended December 31, 2010. Repayments during the three and nine months ended September 30, 2011 totaled $1.0 million and $25.0 million, respectively, reducing the balance outstanding at September 30, 2011 to $16.0 million. As of September 30, 2011, the revolving credit facility was undrawn.
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
The amounts borrowed under and terms of the Credit Agreement are as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Amounts Borrowed:
LIBOR rate loans	$16,000	$41,000
Total borrowed	$16,000	$41,000

Term loan facility	$16,000	$19,000
Revolving credit facility	—	22,000
Total borrowed	$16,000	$41,000

Maximum available to be borrowed under revolving facility	$70,000	$48,000

Interest rates:
LIBOR option:
Interest margin	2.75%	3.00%
Actual interest rates	2.99%	3.26%
Future maturities as of September 30, 2011 are as follows (in thousands):

October 1, 2011 through December 31, 2011	$1,000
2012	4,000
2013	4,000
2014	7,000
Total minimum payments	$16,000
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

8.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of September 30, 2011 are as follows (in thousands):

October 1, 2011 through December 31, 2011	$457
2012	1,604
2013	1,198
2014	1,133
2015	1,139
2016 and thereafter	4,975
Total minimum payments	$10,506
Rent expense was $470,000 and $1.3 million for the three and nine month periods ended September 30, 2011, respectively, and $379,000 and $1.1 million for the three and nine month periods ended September 30, 2010, respectively, and is included in General and Administrative expense on the Condensed Consolidated Statements of Operations.

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

9.    EQUITY TRANSACTIONS
On February 22, 2011, the Company completed a secondary offering of its common stock. The Company sold 868,524 shares of its common stock and selling stockholders sold an additional 7,181,476 shares of common stock at a price of $14.25 per share less underwriting commissions. The proceeds, net of underwriting commissions, received by the Company were $11.9 million. The Company used the proceeds to purchase shares of the Company's common stock from certain members of the Company's management and board of directors. The purchase of these shares resulted in treasury stock being held by the Company. The Company is currently holding the shares in a treasury stock account. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
On May 13, 2011, certain stockholders completed a sale of 8,000,000 shares of common stock. No shares were sold by the Company, and the Company did not receive any proceeds from the sale of shares by the selling stockholders.
On August 15, 2011, the Company's Board of Directors approved a stock repurchase program that permits the Company to repurchase up to $30 million of its common stock over a 1 year period (the "Stock Repurchase Plan"). During the period commencing with authorization by the Board of Directors through September 30, 2011, the Company purchased 915,583 shares of its common stock on the open market under the Stock Repurchase Plan. These shares were purchased at an average cost of $9.06 per share, for a total of approximately $8.3 million. Approximately $838,000 of share repurchases had not settled as of September 30, 2011, and this amount is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2011.

10.    COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$9,311	$6,166	$23,640	$13,155

Foreign currency translation adjustment	(2,163)	4,037	617	(839)
Unrealized gains (losses) on investments, net of tax of $0, $0, $0 and $(2)	—	(1)	(1)	(3)
Total other comprehensive income (loss)	(2,163)	4,036	616	(842)

Comprehensive income	$7,148	$10,202	$24,256	$12,313

Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	September 30, 2011	December 31, 2010

Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(11,419)	$(12,036)
Unrealized gains on investments, net of tax of $0 and $0	—	1
Total accumulated other comprehensive loss, net	$(11,419)	$(12,035)

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
The Company recorded stock based compensation expense of $1.2 million and $3.4 million during the three and nine month periods ended September 30, 2011, respectively, and $895,000 and $2.7 million during the three and nine month periods ended September 30, 2010, respectively. At September 30, 2011, there was $11.3 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
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

		Number of			Fair value of	Vesting
Grant Date		shares issued		Awarded to	common stock	Period
March 3, 2011	414,500	414,500	14.50	Management	$14.50	4 years
April 14, 2011	8,000	8,000	15.94	Management	$15.94	4 years
April 14, 2011	15,000	15,000	15.94	Board members	$15.94	1 year
July 20, 2011		14,000		Management	$12.65	4 years
A summary of the status of restricted stock awards as of September 30, 2011 and 2010, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	523,500	$13.16	144,000	$6.58
Granted- Restricted Stock	14,000	$12.65	—	—
Forfeited during the period	(13,250)	$14.50	(4,000)	$6.08
Non-vested at end of period	524,250	$13.12	140,000	$6.59

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	140,000	$6.59	45,000	$4.15
Granted- Restricted Stock	451,500	$14.52	144,000	$6.58
Forfeited during the period	(14,250)	$14.50	(4,000)	$6.08
Vested during the period	(53,000)	$7.42	(45,000)	$4.15
Non-vested at end of period	524,250	$13.12	140,000	$6.59

Stock Options- The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. Because the Company’s stock has not been publicly traded for a period long enough to use to determine volatility, the average implied volatility rate for a similar entity was used. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. There were no options granted during the three months ended September 30, 2011 or 2010.

	Nine Months Ended September 30,
	2011	2010
The weighted average fair value of options granted	$6.34	$2.58
Dividend yield	—%	—%
Weighted average risk free interest rate	2.16%	1.46%
Weighted average expected volatility	49.92%	48.96%
Expected life (in years)	4.6	4.6

During the nine month period ended September 30, 2011, the Company granted the following stock options with exercise prices as follows:

Grant Date	Number of stock options issued	Fair value of common stock	Exercise price	Intrinsic value
March 3, 2011	291,000	$14.50	$14.50	$—

A summary of the status of options granted as of September 30, 2011, and 2010, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Options outstanding at beginning of period	9,271,767	$4.10	12,681,479	$3.24
Exercised	(302,790)	$1.09	(20,632)	$4.91
Forfeited	(56,938)	$9.54	(127,541)	$5.06
Options outstanding at end of period	8,912,039	$4.17	12,533,306	$3.22

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Options outstanding at beginning of period	10,763,097	$3.57	11,451,740	$2.82
Granted	291,000	$14.50	1,535,800	$6.13
Exercised	(2,007,618)	$2.21	(304,880)	$2.27
Forfeited	(134,440)	$7.59	(149,354)	$4.96
Options outstanding at end of period	8,912,039	$4.17	12,533,306	$3.22
Exercisable at end of period	6,739,703	$3.38	9,098,367	$2.45
The weighted-average remaining contractual term of options exercisable at September 30, 2011 is 4.2 years. The following table summarizes information about options outstanding as of September 30, 2011:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	1,633,772	3.9	1,633,772
$ 1.00 - $ 3.99	2,854,655	4.1	2,257,123
$ 4.00 - $ 5.99	610,948	5.1	579,104
$ 6.00 - $ 8.99	3,367,626	4.6	2,240,354
$ 9.00 - $ 14.50	445,038	6.3	29,350
	8,912,039		6,739,703

12.    SEGMENT INFORMATION
The Company changed its reportable segments during the year ended December 31, 2010, following the acquisition of Rigzone, to reflect the current operating structure. Accordingly, all prior period amounts have been recast to reflect the current segment presentation.
The Company has three reportable segments: Tech & Clearance, Finance, and Energy. The Tech & Clearance reportable segment includes the Dice.com and ClearanceJobs.com businesses. The Finance reportable segment includes the eFinancialCareers business worldwide, including both the operating segments of North America and International. The Energy reportable segment includes the WorldwideWorker and Rigzone operating segments, which were acquired in May 2010 and August 2010, respectively. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates revenue from sales of recruitment packages and related services. In addition to these reportable segments, the Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs, AllHealthcareJobs, and JobsintheMoney.com (shut down in June 2010), and are reported in the “Other” category. The Company’s foreign operations are comprised of a portion of the eFinancialCareers business, which operates in Europe, Middle East and Asia Pacific. Additionally, Rigzone and WorldwideWorker serve certain of the major energy regions in the world.

The following table shows the segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
By Segment:
Revenues:
Tech & Clearance	$29,982	$23,000	$83,925	$63,434
Finance	11,738	9,115	33,840	24,059
Energy	4,076	1,537	11,377	1,715
Other	1,008	708	2,632	1,900
Total revenues	$46,804	$34,360	$131,774	$91,108

Depreciation:
Tech & Clearance	$1,036	$842	$2,787	$2,666
Finance	136	112	391	330
Energy	19	17	78	20
Other	59	32	158	66
Total depreciation	$1,250	$1,003	$3,414	$3,082

Amortization:
Tech & Clearance	$—	$810	$—	$3,240
Finance	243	846	731	2,516
Energy	2,125	1,416	6,000	1,737
Other	107	302	673	1,025
Total amortization	$2,475	$3,374	$7,404	$8,518

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Operating income (loss):
Tech & Clearance	$12,605	$7,317	$31,594	$17,723
Finance	4,743	2,645	13,234	6,029
Energy	(1,781)	(610)	(4,521)	(951)
Other	(568)	(575)	(2,066)	(1,494)
Operating income	14,999	8,777	38,241	21,307
Interest expense	(333)	(712)	(1,119)	(2,807)
Deferred financing cost write-off	—	(1,388)	—	(1,388)
Interest income	37	27	92	88
Other income	—	—	—	216
Income before income taxes	$14,703	$6,704	$37,214	$17,416

Capital expenditures:
Tech & Clearance	$1,742	$525	$4,830	$1,940
Finance	71	170	299	454
Energy	4	49	55	49
Other	23	189	157	286
Total capital expenditures	$1,840	$933	$5,341	$2,729

By Geography:
Revenues:
U.S.	$35,568	$26,174	$99,928	$69,884
Non- U.S.	11,236	8,186	31,846	21,224
Total revenues	$46,804	$34,360	$131,774	$91,108

	September 30, 2011	December 31, 2010
Total assets:
Tech & Clearance	$174,332	$157,386
Finance	103,557	92,956
Energy	58,403	63,349
Other	4,339	5,031
Total assets	$340,631	$318,722
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2010 and September 30, 2011 and the changes in goodwill for the nine month period ended September 30, 2011 (in thousands):

	Tech & Clearance	Finance	Energy	Other	Total

Balance, December 31, 2010	$84,778	$53,213	$35,104	$3,311	$176,406
Foreign currency translation adjustment	—	464	—	—	464
Goodwill at September 30, 2011	$84,778	$53,677	$35,104	$3,311	$176,870

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase 352,000 and 277,000 shares were outstanding during the three and nine month periods ended September 30, 2011, respectively, and options to purchase 201,000 and 187,000 shares were outstanding during the three and nine month periods ended September 30, 2010, respectively. These options were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from continuing operations—basic and diluted	$9,311	$6,166	$23,640	$13,155

Weighted-average shares outstanding—basic	66,447	62,799	66,004	62,436
Add shares issuable upon exercise of stock options	3,710	4,762	4,473	4,970
Weighted-average shares outstanding—diluted	70,157	67,561	70,477	67,406

Basic earnings per share	$0.14	$0.10	$0.36	$0.21
Diluted earnings per share [1]	$0.13	$0.09	$0.34	$0.20
____________________
[1] Due to rounding, the sum of the quarters may not equal the year to date amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, and failure to attract qualified professionals or grow the number of qualified professionals who use our websites. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Through our predecessors, we have been in the recruiting and career development business for 21 years. Based on our operating structure, we have identified three reportable segments under the Segment Reporting topic of the FASB ASC. Our reportable segments include Tech & Clearance (which includes Dice.com and ClearanceJobs.com), Finance (which includes eFinancialCareers’ global business), and Energy (which includes WorldwideWorker and Rigzone, both acquired in 2010). Targeted Job Fairs, JobsintheMoney.com (shut down in June 2010) and AllHealthcareJobs (acquired in June 2009) do not meet certain quantitative thresholds, and therefore are reported in the aggregate in the Other segment.
Recent Developments
In August 2011, our Board of Directors authorized the purchase of up to $30 million of our common stock over a 1 year period. During the period commencing with authorization by the Board of Directors through September 30, 2011, the Company purchased 915,583 shares of our common stock on the open market at an average cost of $9.06 per share, for a total of approximately $8.3 million.
In October 2011, we paid the $12.7 million earn-out payment due under the Rigzone acquisition agreement.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and job posting capabilities. Our Finance and Energy segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At September 30, 2011, Dice.com had approximately 8,250 total recruitment package customers, and our other websites collectively served approximately 4,000 customers, including some customers who are also customers of Dice.com, as of the same date. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $59.4 million and $49.2 million at September 30, 2011 and December 31, 2010, respectively.
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
Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on Dice.com, Clearancejobs.com, eFinancialCareers.com, Rigzone.com, WorldwideWorker.com and AllHealthcareJobs.com. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. Our arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.

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
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Dice Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test performed as of August 31, 2011 resulted in no impairment. The goodwill at the eFinancialCareers’ international business and eFinancialCareers’ North American business was the result of the eFinancialGroup Acquisition in October 2006. Goodwill at the AllHealthcareJobs reporting unit is the result of the acquisition of AllHealthcareJobs assets in June 2009. The goodwill at WorldwideWorker and Rigzone are the result of these acquisitions during 2010. The annual test of impairment of goodwill from the eFinancialGroup, AllHealthcareJobs, WorldwideWorker, and Rigzone acquisitions is performed as of October 31 by comparing the goodwill recorded from these acquisitions to the fair value of the respective reporting units. The annual impairment test performed as of October 31, 2010 resulted in no impairment. The WorldwideWorker reporting unit's fair value exceeded its carrying value by approximately 7%. Although impairment is not present at the current time, a deterioration in WorldwideWorker's future operating results and cash flows may indicate impairment in future periods. The operating loss during 2011 in the Energy segment is primarily attributable to amortization of intangible assets and the increase in expected acquisition related contingent payments; therefore, the loss does not indicate potential impairment. The fair value at each of the other reporting units exceeded its carrying value by significant margins. No impairment was indicated during the nine months ended September 30, 2011.
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
We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test is performed annually as of August 31. No impairment was indicated as of August 31, 2011.
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

Stock and Stock Based Compensation
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
Results of Operations
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Revenues

	Three Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Tech & Clearance	$29,982	$23,000	$6,982	30.4%
Finance	11,738	9,115	2,623	28.8%
Energy	4,076	1,537	2,539	165.2%
Other	1,008	708	300	42.4%
Total revenues	$46,804	$34,360	$12,444	36.2%
Our revenues were $46.8 million for the three month period ended September 30, 2011 compared to $34.4 million for the same period in 2010, an increase of $12.4 million, or 36.2%.
We experienced an increase in the Tech & Clearance segment of $7.0 million, or 30.4%. The increase in revenues was the result of increased recruitment activity which impacted customer usage of Dice.com and ClearanceJobs.com. Our recruitment package customers increased from approximately 7,050 at September 30, 2010 to approximately 8,250 at September 30, 2011. Average monthly revenue per recruitment package customer increased from the three month period ended September 30, 2010 to the three month period ended September 30, 2011 by approximately 12%. In the current quarter, we improved customer yield on annual contracts at Dice.com leading to record revenue per customer. Revenues increased at ClearanceJobs by $470,000 for the three month period ended September 30, 2011 as compared to the same period in 2010, an increase of 25.7%. ClearanceJobs has continued to increase its customers served.
The Finance segment experienced revenue growth of $2.6 million, or 28.8%. The increase was the result of an increase in recruitment activity in all of the markets this segment serves. Currency impact for the three month period ending September 30, 2011 was an increase of $393,000. In originating currency, revenue increased 37% in Continental Europe, 27% in the Asia Pacific region, 19% in the UK, and 4% in North America.
Revenues for the Energy segment totaled $4.1 million for the three month period ended September 30, 2011, an increase of $2.5 million from the comparable 2010 period.  Of the $2.5 million, $1.6 million of the increase is a result of customer growth and increased usage of our sites, with the remainder due to Rigzone being included for the full quarter. In the three months ended September 30, 2011, approximately $2.1 million of the increase was attributable to Rigzone and $483,000 of the increase was attributable to WorldwideWorker.
Revenues from the Other segment, which consists of Targeted Job Fairs and AllHealthcareJobs, increased by $300,000 or 42.4%. The increase was primarily the result of $199,000 of revenue growth at AllHealthcareJobs. Targeted Job Fairs experienced $104,000 of revenue growth due to conducting higher revenue-generating job fairs.
Cost of Revenues

	Three Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Cost of revenues	$3,333	$2,685	$648	24.1%
Percentage of revenues	7.1%	7.8%

Our cost of revenues for the three month period ended September 30, 2011 were $3.3 million compared to $2.7 million for the same period in 2010, an increase of $648,000, or 24.1%. The increase in cost of revenues was primarily the result of increases at the Tech & Clearance segment of $470,000 and the Energy segment of $283,000. The increase at the Tech & Clearance segment was primarily due to an increase in software subscription and maintenance costs needed to maintain our websites. Additionally, there was an increase in costs as a result of increasing the number of network services personnel we employ and consulting services used, due to higher levels of activity on our websites during the current period. Of the $283,000 increase at the Energy segment, $117,000 is a result of Rigzone being included for the full quarter, with the remainder primarily due to the cost of recruitment events we operate at energy industry conferences.

Product Development Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Product Development	$2,602	$1,993	$609	30.6%
Percentage of revenues	5.6%	5.8%
Product development expenses for the three month period ended September 30, 2011 were $2.6 million compared to $2.0 million for the same period in 2010, an increase of $609,000 or 30.6%. The increase was driven by additional salaries and related costs in the systems and new product development areas, as we continue to increase website security and related products across all brands. The Finance segment contributed $319,000 of the increase, the Energy segment contributed $236,000 and the Other segment contributed $263,000 of the increase due to developmental activities on AllHealthcareJobs. The Tech & Clearance segment experienced a $208,000 decrease in product development due to the timing of work on security related projects. Of the $236,000 increase at the Energy segment, $77,000 is a result of Rigzone being included for the full quarter, with the remainder due to an increase in employee-related costs as we continue to grow our investment in systems and new product development areas.
Sales and Marketing Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Sales and Marketing	$14,898	$11,278	$3,620	32.1%
Percentage of revenues	31.8%	32.8%
Sales and marketing expenses for the three month period ended September 30, 2011 were $14.9 million compared to $11.3 million for the same period in 2010, an increase of $3.6 million or 32.1%. The primary driver of the increase was increased marketing spending to attract customers and professionals to our services. Additionally, the Company increased sales which led to higher compensation expense during the current year period. Compensation includes commissions, bonuses and other performance-related compensation for the sales force.
For the Tech & Clearance segment, sales and marketing expenses increased $1.9 million during the three month period ended September 30, 2011 from the same period in 2010. Advertising and other marketing costs for the Tech & Clearance segment were $5.0 million for the three month period ended September 30, 2011, an increase of $1.5 million compared to the same period in 2010. The increase was due partially to our online advertising spending, direct mail and email campaigns. We drive job seekers to our sites either through marketing or by improving product features and functionality. During the three months ended September 30, 2011, we increased our marketing spend primarily to promote interaction between job seekers and our websites. Due to growth in sales, the Tech & Clearance segment experienced increases in credit card processing fees and in salaries and related expense of $372,000 due to employing more sales and marketing personnel.
The Finance segment increased overall sales and marketing expense by $713,000 to $3.9 million for the three months ended September 30, 2011. The increase in the Finance segment related to marketing spending was $519,000, primarily attributable to increased seeker and customer activity. We have increased our marketing spend to attract both customers and job seekers in all regions we serve. An increase in the sales force resulted in increased costs related to sales incentive compensation and salary related expense.
The Energy segment incurred $1.2 million in sales and marketing expenses during the three months ended September 30,

2011, an increase of $925,000 compared to the same period the prior year. An increase in costs for sales staff and incentive compensation resulting from sales growth, as well as increased spending on advertising to customers and job seekers contributed to the increase in the Energy segment.
The Other segment increased by $123,000 from the three months ended September 30, 2010 to the same period in 2011. The increase was primarily driven by the AllHealthcareJobs business, as marketing activities have been accelerated to drive customer growth.
General and Administrative Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
General and administrative	$6,073	$5,431	$642	11.8%
Percentage of revenues	13.0%	15.8%
General and administrative expenses for the three month period ended September 30, 2011 were $6.1 million compared to $5.4 million for the same period in 2010, an increase of $642,000 or 11.8%.
The Tech & Clearance segment realized an increase in general and administrative expenses of $266,000 in the three month period ended September 30, 2011 as compared to the same period in the prior year. There was an increase in stock-based compensation expense of $341,000 related to the annual grant of equity awards made in the first quarter of 2011, partially offset by a decrease of $75,000 in incentive compensation.
General and administrative expense for the Finance segment increased $275,000 in the period ended September 30, 2011, as compared to the same period in 2010. The increase was related to increases in employee-related and recruitment costs.
The Energy segment increased by $117,000, of which $84,000 is a result of Rigzone being included for the full quarter, with the remainder of the increase related to management compensation and office rent.
Depreciation

	Three Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Depreciation	$1,250	$1,003	$247	24.6%
Percentage of revenues	2.7%	2.9%
Depreciation expense for the three month period ended September 30, 2011 was $1.3 million compared to $1.0 million for the same period of 2010, an increase of $247,000 or 24.6%. The increase is related to increased depreciation on assets purchased for a data center conversion that occurred in the third quarter of 2011.
Amortization of Intangible Assets

	Three Months Ended September 30,		Decrease	Percent Change
	2011	2010
	(in thousands, except percentages)
Amortization	$2,475	$3,374	$(899)	(26.6)%
Percentage of revenues	5.3%	9.8%

Amortization expense for the three month period ended September 30, 2011 was $2.5 million compared to $3.4 million for the same period in 2010, a decrease of $899,000 or 26.6%. Amortization expense for the three month period ended September 30, 2011 included a decrease of $1.6 million related to certain intangible assets from the Dice, eFinancialCareers, and AllHealthcareJobs acquisitions becoming fully amortized, partially offset by an increase of $709,000 related to the Rigzone and WorldwideWorker acquisitions, including $248,000 of additional amortization due to reducing the life of certain WorldwideWorker intangible assets.

Change in Acquisition Related Contingencies
The change in acquisition related contingencies for the three month period ended September 30, 2011 was an expense of $1.2 million. The contingent liability related to the Rigzone acquisition increased by $994,000, due to the finalization of the contingency agreement with the seller. Payment of the $12.7 million Rigzone contingency was made in October 2011. The remainder of the increase was due to increased sales performance and future sales expectations related to the WorldwideWorker business.
Operating Income
Operating income for the three month period ended September 30, 2011 was $15.0 million compared to $8.8 million for the same period in 2010, an increase of $6.2 million or 70.9%. The increase was primarily the result of the increase in revenues from all segments, the addition of the Rigzone business, and lower amortization expense. This was partially offset by higher operating costs in all areas of the business, most notably sales and marketing, and from the Energy segment.
Interest Expense

	Three Months Ended September 30,		Decrease	Percent Change
	2011	2010
	(in thousands, except percentages)
Interest expense	$333	$712	$(379)	(53.2)%
Percentage of revenues	0.7%	2.1%
Interest expense for the three month period ended September 30, 2011 was $333,000 compared to $712,000 for the same period in 2010, a decrease of $379,000 or 53.2%. The decrease in interest expense was due to lower borrowings outstanding during the three month period ended September 30, 2011, on average, as compared to the same period in 2010 due to payments made on our long-term debt facilities.
Income Taxes

	Three Months Ended September 30,
	2011	2010
	(in thousands, except percentages)
Income before income taxes	$14,703	$6,704
Income tax expense	5,392	538
Effective tax rate	36.7%	8.0%
The effective income tax rate for the three month period ended September 30, 2011 was 36.7% compared to 8.0% for the same period in 2010. Tax expense in the current period included increases in state income tax liabilities and permanent differences for acquisition-related contingencies. The current period also contained a $656,000 decrease in the accrual for unrecognized tax benefits related to various tax positions, compared to a $1.5 million decrease in the accrual in the prior year period. The tax benefit occurred because the prior year period contained a benefit related to the settlement of a federal tax examination, as well as the expiration of the statute of limitations in both periods.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Revenues

	Nine Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Tech & Clearance	$83,925	$63,434	$20,491	32.3%
Finance	33,840	24,059	9,781	40.7%
Energy	11,377	1,715	9,662	n.m.
Other	2,632	1,900	732	38.5%
Total revenues	$131,774	$91,108	$40,666	44.6%

Our revenues were $131.8 million for the nine month period ended September 30, 2011 compared to $91.1 million for the same period in 2010, an increase of $40.7 million, or 44.6%.
We experienced an increase in the Tech & Clearance segment of $20.5 million, or 32.3%. The increase in revenues was the result of increased recruitment activity which impacted customer usage of our primary services. Our recruitment package customers increased from approximately 7,050 at September 30, 2010 to approximately 8,250 at September 30, 2011. Average monthly revenue per recruitment package customer increased from the nine month period ended September 30, 2010 to the nine month period ended September 30, 2011 by approximately 11%. During the nine months ended September 30, 2011, we improved customer yield on annual contracts at Dice.com, leading to record revenue per customer. Revenues increased at ClearanceJobs by $1.4 million for the nine month period ended September 30, 2011 as compared to the same period in 2010, an increase of 27.6%. ClearanceJobs has continued to increase its customers served.
The Finance segment experienced revenue growth of $9.8 million, or 40.7%. The increase was the result of an increase in recruitment activity in all of the markets this segment serves. Currency impact for the nine month period ended September 30, 2011 was an increase of $1.5 million. In originating currency, revenue increased 43% in the Asia Pacific region, 35% in Continental Europe, 28% in the UK, and 29% in North America.
Revenues for the Energy segment totaled $11.4 million for the nine month period ended September 30, 2011, an increase of $9.7 million from the comparable 2010 period.  Of the $9.7 million, $3.9 million of the increase is a result of customer growth and increased usage of our sites, with the remainder due to owning Rigzone and WorldwideWorker for the full nine months in the current period. In the nine month period ended September 30, 2011, approximately $9.0 million of the Energy segment revenue was related to the Rigzone business and $2.4 million to WorldwideWorker.
Revenues from the Other segment, which consists of Targeted Job Fairs, AllHealthcareJobs and JobsintheMoney.com (shut down in June 2010), increased by $732,000 or 38.5%. This increase was primarily the result of $511,000 of revenue growth at AllHealthcareJobs. Targeted Job Fairs experienced $270,000 of revenue growth due to conducting higher revenue- generating job fairs. These increases were partially offset by a decline in JobsintheMoney.com revenues due to the site being shut down in June 2010.
Cost of Revenues

	Nine Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Cost of revenues	$9,616	$6,973	$2,643	37.9%
Percentage of revenues	7.3%	7.7%

Our cost of revenues for the nine month period ended September 30, 2011 were $9.6 million compared to $7.0 million for the same period in 2010, an increase of $2.6 million, or 37.9%. The increase in cost of revenues was primarily the result of increases at the Tech & Clearance and Energy segments. The increase at the Tech & Clearance segment was $1.5 million, primarily due to an increase in provisions for sales tax liabilities and an increase in software subscription and maintenance costs needed to maintain our websites. Additionally, there was an increase of $330,000 related to increasing the number of network services personnel we employ and consulting services used, due to higher levels of activity on our websites during the current period. The Energy segment attributed $1.4 million to the increase. Of the $1.4 million increase, $798,000 was due to the Energy businesses being included for the full nine months in the current period, with the remainder primarily due to the cost of recruitment events we operate at energy industry conferences.

Product Development Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Product Development	$7,470	$4,615	$2,855	61.9%
Percentage of revenues	5.7%	5.1%
Product development expenses for the nine month period ended September 30, 2011 were $7.5 million compared to $4.6 million for the same period in 2010, an increase of $2.9 million or 61.9%. Product development expenses as a percentage of revenue increased from 5.1% for the nine months ended September 30, 2010 to 5.7% in the current year period. The increase was driven by additional salaries and related costs in the systems and new product development areas, as we continue to increase website security and related products across all brands. The Finance segment contributed $1.1 million to the increase as we continue to refine the features and functionality of our websites. The Energy segment contributed $843,000 of the increase. Of the $843,000 increase, $489,000 was due to the Energy businesses being included for the full nine months in the current period, with the remainder due to an increase in employee-related costs as we continue to grow our investment in systems and new product development areas. The Tech & Clearance segment contributed $281,000, and the Other segment contributed a $581,000 increase due to developmental activities on AllHealthcareJobs. During the nine months ended September 30, 2011 we released an upgraded version of Dice.com, making it easier to navigate the site and search and apply to jobs. In addition, Dice.com introduced mobile apps for the Android and iPhone.
Sales and Marketing Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Sales and Marketing	$44,646	$32,487	$12,159	37.4%
Percentage of revenues	33.9%	35.7%
Sales and marketing expenses for the nine month period ended September 30, 2011 were $44.6 million compared to $32.5 million for the same period in 2010, an increase of $12.2 million or 37.4%. The primary driver of the increase was increased marketing spending to attract customers and professionals to our services. Additionally, the Company increased sales that led to additional compensation expense during the current year period. Compensation includes commissions, bonuses and other performance compensation for the sales force.
For the Tech & Clearance segment, sales and marketing expenses increased $6.4 million during the nine month period ended September 30, 2011 from the same period in 2010. Advertising and other marketing costs for the Tech & Clearance segment were $15.3 million for the nine month period ended September 30, 2011, an increase of $4.8 million compared to the same period in 2010. The increase was primarily due to our online advertising spending, direct mail and email campaigns. We drive job seekers to our sites either through marketing or by improving features and functionality of the product. We increased our marketing spend primarily to promote interaction between job seekers and our websites.
For the Tech & Clearance segment, growth in sales and the increase in our sales force resulted in a $1.4 million increase in incentive compensation expenses and salaries and related costs. Additionally, the sales growth resulted in a $367,000 increase in credit card processing fees.
For the Finance segment, we increased overall sales and marketing expense by $3.0 million to $12.1 million for the nine months ended September 30, 2011. The increase in the Finance segment on marketing spending was $1.8 million, primarily attributable to increased seeker and customer activity. We have increased our marketing spend to attract both customers and job seekers in all regions we serve. Currency impact for the period was an increase of $387,000, and an increase in sales and the sales force resulted in increased costs for sales compensation expense.
The Energy segment experienced a $2.3 million increase in sales and marketing expenses from the nine months ended September 30, 2010 compared to the same period in 2011. Of the $2.3 million, $489,000 was related to owning Rigzone and WorldwideWorker for the full nine months in the current period resulting in nine months of costs, with the remainder due to an increase in sales staff and incentive compensation and costs of marketing to customers and job seekers.
Sales and marketing expenses for the Other segment increased by $379,000 from the nine months ended September 30, 2010 compared to the same period in 2011. The increase was primarily driven by the AllHealthcareJobs business, as marketing activities were accelerated to drive customer growth. Additionally, AllHealthcareJobs has experienced increases in incentive compensation expenses due the growth in sales and in sales personnel.
General and Administrative Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
General and administrative	$17,827	$14,607	$3,220	22.0%
Percentage of revenues	13.5%	16.0%
General and administrative expenses for the nine month period ended September 30, 2011 were $17.8 million compared to $14.6 million for the same period in 2010, an increase of $3.2 million or 22.0%.
The Tech & Clearance segment had an increase in general and administrative expenses of $1.5 million in the nine month period ended September 30, 2011 as compared to the same period in the prior year. An increase of $833,000 was related to increases in the following: payroll tax expenses related to option exercises, the provision for bad debts due to the increase in sales, and salary, benefits and recruitment costs due to an increase in employees. There was also an increase in stock-based compensation expense of $691,000 related to the annual grant of equity awards made in the first quarter of 2011.
The Energy segment had an $846,000 increase in general and administrative expenses. Of the $846,000 increase, $439,000 was related to owning Rigzone and WorldwideWorker for the full nine months in the current period. General and administrative expense for the Energy segment primarily consist of management compensation and office rent.
General and administrative expense for the Finance segment increased $669,000 in the period ended September 30, 2011, as compared to the same period in 2010. The increase was due to several factors, including recruitment fees, increases in employee-related expenses and increased provision for bad debts due to growth in sales. Currency impact for the period contributed an increase of $148,000.
Depreciation

	Nine Months Ended September 30,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Depreciation	$3,414	$3,082	$332	10.8%
Percentage of revenues	2.6%	3.4%
Depreciation expense for the nine month period ended September 30, 2011 was $3.4 million compared to $3.1 million for the same period in 2010, and increase of $332,000 or 10.8%. The increase is related to increased depreciation for assets purchased for a data center conversion that occurred in the third quarter of 2011.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Decrease	Percent Change
	2011	2010
	(in thousands, except percentages)
Amortization	$7,404	$8,518	$(1,114)	(13.1)%
Percentage of revenues	5.6%	9.3%

Amortization expense for the nine month period ended September 30, 2011 was $7.4 million compared to $8.5 million for the same period in 2010, a decrease of $1.1 million or 13.1%. Amortization expense for the nine month period ended September 30, 2011 included a decrease of $5.4 million related to certain intangible assets from the Dice, eFinancialCareers, and AllHealthcareJobs acquisitions becoming fully amortized, partially offset by an increase of $4.3 million related to the Rigzone and WorldwideWorker acquisitions.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies for the nine month period ended September 30, 2011 was an expense of $3.2 million. The contingent liability related to the Rigzone acquisition increased by $2.8 million during the period, due to certain performance measurements under the contingent agreement with the seller. In October 2011, we paid the $12.7 million earn-out payment due under the Rigzone acquisition agreement. The remaining increase was a result of the contingent liability for WorldwideWorker increasing $427,000, due to the sales performance of the business and expectations of future financial performance.
Operating Income
Operating income for the nine month period ended September 30, 2011 was $38.2 million compared to $21.3 million for the same period in 2010, an increase of $16.9 million or 79.5%. The increase was primarily the result of the increase in revenues from all segments. These increases were partially offset by higher operating costs in all areas of the business, most notably in product development, sales and marketing, and from the Energy segment.

Interest Expense

	Nine Months Ended September 30,		Decrease	Percent Change
	2011	2010
	(in thousands, except percentages)
Interest expense	$1,119	$2,807	$(1,688)	(60.1)%
Percentage of revenues	0.8%	3.1%
Interest expense for the nine month period ended September 30, 2011 was $1.1 million compared to $2.8 million for the same period in 2010, a decrease of $1.7 million or 60.1%. The decrease in interest expense was due to lower borrowings outstanding during the nine month period ended September 30, 2011, on average, as compared to the same period in 2010 due to payments made on our long-term debt facilities. Additionally, interest rates during 2011 were lower than those in 2010, primarily due to our Credit Agreement entered into in July 2010 having lower rates than our Amended and Restated Credit Facility.
Income Taxes

	Nine Months Ended September 30,
	2011	2010
	(in thousands, except percentages)
Income before income taxes	$37,214	$17,416
Income tax expense	13,574	4,261
Effective tax rate	36.5%	24.5%
The effective income tax rate for the nine month period ended September 30, 2011 was 36.5% compared to 24.5% for the same period in 2010. Tax expense in the current year period included increases in state income tax liabilities and permanent differences for acquisition-related contingencies and stock offering costs. The current period also contained a $550,000 decrease in the accrual for unrecognized tax benefits related to various tax positions, compared to a $1.5 million decrease in the accrual in the prior year period. The tax benefit occurred because the prior year period contained a benefit related to the settlement of a federal tax examination, as well as the expiration of the statute of limitations in both periods.

Liquidity and Capital Resources
We have summarized our cash flows for the nine month periods ended September 30, 2011 and 2010 (in thousands).

	Nine Months Ended September 30,
	2011	2010
Cash from operating activities	$55,508	$34,652
Cash from investing activities	(8,157)	(46,541)
Cash from financing activities	(20,968)	6,075
We have financed our operations primarily through cash provided by operating activities. At September 30, 2011, we had cash, cash equivalents and investments of $74.5 million compared to $45.2 million at December 31, 2010. Investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. Cash and cash equivalents held in non-U.S. jurisdictions totaled approximately $43.8 million at September 30, 2011. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the U.S. is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Our principal sources of liquidity are cash, cash equivalents and investments, as well as the cash flow that we generate from our operations. In addition, we had $70.0 million in borrowing capacity under our Credit Agreement at September 30, 2011. We believe that our existing cash, cash equivalents, investments, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $55.5 million and $34.7 million for the nine month periods ended September 30, 2011 and 2010, respectively. The cash provided by operating activities during these periods increased primarily due to higher sales and the resulting increase in cash inflows during the period. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. During the nine months ended September 30, 2011, billings increased 44% as compared to the same period in 2010. Deferred revenue increased by $10.2 million during the nine month period ended September 30, 2011, compared to an increase of $7.9 million in the comparable period in 2010.
Investing Activities
During the nine month period ended September 30, 2011, cash used by investing activities was $8.2 million compared to $46.5 million in the nine month period ended September 30, 2010. Cash used by investing activities in the nine month period ended September 30, 2011 was primarily attributable to $5.0 million for purchases of investments and $5.3 million of cash used to purchase fixed assets, partially offset by $2.2 million for sales of investments. Cash used for investing activities in the nine month period ended September 30, 2010 was primarily attributable to payments made for acquisitions of $43.8 million and the purchases of investments and capital expenditures, partially offset by sales of investments. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities
Cash used for financing activities during the nine month period ended September 30, 2011 and 2010 was $21.0 million and $6.1 million, respectively. The cash used during the current year period was primarily due to $25.0 million of payments on our long-term debt and payments under the Stock Repurchase Plan, partially offset by cash inflows from stock option exercises. The offering of common stock during the nine month period ended September 30, 2011 had no net financing cash flow impact on the Company as proceeds received were used to purchase shares of common stock from certain members of our management and board of directors related to option exercises, which purchases resulted in treasury stock being held by the Company.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2011, the Company was in compliance with all of the financial and other covenants under our Credit Agreement. Refer to Note 7 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies
The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of September 30, 2011:

	Payments by period
	Total	October 1, 2011 through December 31, 2011	2012-2013	2014-2015	Thereafter
	(in thousands)
Credit Agreement	$16,000	$1,000	$8,000	$7,000	$—
Operating lease obligations	10,506	457	2,802	2,272	4,975
Total contractual obligations	$26,506	$1,457	$10,802	$9,272	$4,975
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2011, we had $16.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR, Eurocurrency, or base rate loan) we choose. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to our revolving facility.
Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on a LIBOR rate, a Eurocurrency rate or a base rate. Assuming quarterly amortization payments of $1.0 million and an interest rate of 2.99% (the rate in effect on September 30, 2011) on our current borrowings, interest payments are expected to be $273,000 for October through December 2011, $1.5 million in 2012-2013, $82,000 in 2014, and none thereafter.
We have contingent payments related to the WorldwideWorker and Rigzone acquisitions. The payments are based on the achievement of certain operating and financial goals for each of the businesses. The estimate of the liability for these contingent payments was $14.3 million as of September 30, 2011. In October 2011, payment of $12.7 million was paid for the achievement of certain revenue goals through June 30, 2011 related to the Rigzone acquisition.
As of September 30, 2011, we recorded approximately $3.8 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2011 are $3.8 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $2.3 million of its unrecognized tax benefits may be recognized in the next 12 months as a result of a lapse of the statute of limitations.
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

The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw improvement in recruitment activity, resulting in revenue and customer growth. In the third quarter of 2011, we saw tougher market conditions in our financial services segment and a less urgent recruiting environment for technology professionals. If a slowdown in recruitment activity does occur, our revenues and results of operations will be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving 19 markets, in five languages across Europe, Asia, Australia, and Canada using the eFinancialCareers name. WorldwideWorker and Rigzone also conduct business outside the United States. For the nine month periods ended September 30, 2011 and 2010, approximately 24% and 23% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the nine months ended September 30, 2011 would have been a decrease of approximately $295,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2011 and December 31, 2010, our translation adjustment, net of tax, decreased stockholders’ equity by $11.4 million and $12.0 million, respectively. The change from December 31, 2010 to September 30, 2011 is primarily attributable to the position of the U.S. dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.5% on the LIBOR and Eurocurrency loans and 1.75% to 2.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of September 30, 2011, we had outstanding borrowings of $16.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2011 on our current borrowings would increase by approximately $119,000.
We also have interest rate risk related to our portfolio of investments and money market accounts. Our investments and money market accounts will produce less income than expected if market interest rates fall.

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
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 15, 2011, the Company's Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $30 million of the Company's common stock over a 1 year period.

During the three months ended September 30, 2011, purchases of the Company's common stock pursuant to the repurchase plan were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2011	—	$—	—	$—
August 1 through August 31, 2011	285,300	8.92	285,300	27,456,165
September 1 through September 30, 2011	630,283	9.12	630,283	21,708,021
Total	915,583	$9.06	915,583

[1] No shares of the Company's common stock were purchased other than through a publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
**
XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DICE HOLDINGS, INC.
Date:	November 2, 2011	Registrant

/S/ SCOT W. MELLAND
Scot W. Melland
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/S/ MICHAEL P. DURNEY
Michael P. Durney, CPA
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

*	Filed herewith
**
XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.