Form 10-K
period 2011-12-31
DICE HOLDINGS, INC.
filed 2012-02-03
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Large accelerated filer   ☐   Accelerated filer ☑ Non-accelerated filer   ☐    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $566,000,000 as of June 30, 2011, the last business day of the registrant’s second fiscal quarter of 2011.
As of January 31, 2012, there were 65,227,594 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2011.

DICE HOLDINGS, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, and descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	competition from existing and future competitors;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	failure to develop and maintain our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ personal information;

•	our indebtedness;

•	inability to borrow funds under our Credit Agreement (as defined below) or refinance our debt;

•	periods of operating and net losses and history of bankruptcy;

•	covenants in our Credit Agreement;

•	inability to successfully identify or integrate future acquisitions;

•	strain on our resources due to future growth;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	control by our principal stockholders;

•	compliance with certain corporate governance requirements and costs incurred in connection with being a public company;

•	compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•	failure to maintain internal controls over financial reporting;

•	loss of key executives and technical personnel;

•	U.S. and foreign government regulation of the Internet and taxation;

•	changes in foreign currency exchange rates;

•	our foreign operations;

•	inability to expand into international markets;

•	unfavorable decisions in proceedings related to future tax assessments;

•	taxation risks in various jurisdictions for past or future sales; and

•	write-offs of goodwill.

NON-GAAP FINANCIAL MEASURES

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States ("GAAP"). Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, and other non-recurring income or expense ("Adjusted EBITDA"), and free cash flow. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for definitions of these measures.

PART I

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

Overview
We are a leading provider of specialized career websites and career fairs for select professional communities. We target employment categories in which there is a long-term scarcity of highly skilled, highly qualified professionals relative to market demand. Our career websites serve as online marketplaces where employers and recruiters find and recruit prospective employees, and where professionals find relevant job opportunities and information to further their careers. Each of our career websites offers job postings, content, career development and recruiting services tailored to the specific needs of the professional community that it serves. Our largest websites by revenue are Dice.com, the leading career website in the United States for technology and engineering professionals, eFinancialCareers.com, the leading global career website for capital markets and financial services professionals, and Rigzone.com, a market leader in the oil and gas industry delivering content, data, advertising, and career services.
Our mission is to help our customers source and hire the most qualified professionals in select and highly skilled occupations, and to provide those professionals with the best job opportunities in their respective fields, through our specialized career websites and services for recruiters and HR managers.
The Dice.com service has operated for over 21 years, while eFinancialCareers.com has been in operation for over eleven years. Through eFinancialCareers, we are serving the financial services industry around the world by operating local websites serving 19 markets and five languages for financial markets professionals primarily in the United Kingdom, Continental Europe, North America, Middle East, Asia and Australia. Through Rigzone.com, we are serving the global energy industry. We also operate AllHealthcareJobs, a leading career website in the United States for healthcare professionals.
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
Our Company
Through our predecessors, we have been in the technology recruiting and career development business for over 21 years. Dice Holdings, Inc. (the “Company” or “DHI”) was incorporated on June 28, 2005 by investment funds organized by General Atlantic, LLC (the “General Atlantic Stockholders”) and Quadrangle Group LLC (the “Quadrangle Stockholders” and, together with the General Atlantic Stockholders, the “Principal Stockholders”). On August 31, 2005, Dice Holdings, Inc. purchased all of the outstanding common stock of Dice Inc. from its stockholders (the “2005 Acquisition”), and Dice Inc. became its wholly-owned subsidiary. DHI is a holding company and its assets consist substantially of the capital stock of its subsidiaries, Dice Inc., eFinancialGroup, JobsintheMoney.com, Inc. and Rigzone.com, Inc.
On October 31, 2006, DHI acquired all of the outstanding capital stock of eFinancialGroup (the “eFinancialGroup Acquisition”). eFinancialGroup operated the career websites eFinancialCareers.com, which targets financial markets professionals and employers worldwide, and JobsintheMoney.com. Total consideration for eFinancialGroup was $89.9 million (including the value of 3,628,992 shares of the Series A convertible preferred stock of Dice Holdings, Inc. issued as partial consideration for the eFinancialGroup Acquisition). The JobsintheMoney.com website was shut down in June 2010.

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
On May 6, 2010, we acquired the online and career-events business of WorldwideWorker.com, a global leader in online recruitment for the energy industry. The purchase price consisted of initial consideration of $6.0 million in cash. Additional consideration of $230,000 was paid in 2011 and an additional $1.6 million is expected to be paid in February 2012. The acquisition resulted in recording intangible assets of $4.9 million and goodwill of $4.9 million.
On August 11, 2010, we acquired all of the issued and outstanding shares of Rigzone.com, Inc., a market leader in the oil and gas industry delivering online content, data, advertising and career services. Rigzone has generally focused its efforts on the U.S. market. The purchase expanded our footprint in the energy vertical. The purchase price consisted of initial consideration of approximately $39 million in cash. In October 2011, additional consideration of $12.7 million was paid under the purchase agreement for the achievement of certain revenue goals through June 30, 2011, bringing the total purchase price to $51.7 million. The acquisition resulted in recording intangible assets of $24.6 million and goodwill of $30.2 million.
During January 2012, we combined WorldwideWorker and Rigzone into one service under the Rigzone brand, creating one global service with strong reach in each of the major energy producing regions of the world.
Our Segments
The following table summarizes our revenues by reporting segments, which are described in each of the subsequent discussions:

	Year ended December 31,
	2011		2010		2009
	(in thousands, except percentages)
Revenues:
Tech & Clearance	$115,011	64.2%	$88,206	68.4%	$80,918	73.6%
Finance	44,970	25.1%	33,730	26.1%	26,734	24.3%
Energy	15,622	8.7%	4,440	3.5%	—	—%
Other	3,527	2.0%	2,621	2.0%	2,339	2.1%
Total revenues	$179,130	100.0%	$128,997	100.0%	$109,991	100.0%

Refer to the notes to our consolidated financial statements for a measure of profit and assets by segment.

Tech & Clearance
Our Tech & Clearance reporting segment is comprised of the Dice.com and ClearanceJobs.com career websites. Revenues are derived mostly from sales of recruitment packages to recruiters and employers, which are a combination of job posting slots and access to a searchable database of candidates. Revenues are also generated from the sale of classified job postings to recruiters and employers, along with website advertising.
Dice.com is the leading recruiting and career development website for technology and engineering professionals in the United States. During January 2012, Dice.com had over 2.4 million unique visitors, an increase of 5% since January 2011. As of January 31, 2012, there were approximately 84,000 job postings on Dice.com.
ClearanceJobs.com is the leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for new employees. During January 2012, ClearanceJobs.com had approximately 316,000 unique visitors, a decrease of approximately 16% since January 2011, and as of January 31, 2012 had approximately 5,600 job postings on ClearanceJobs.com.

Finance
Our Finance reporting segment represents the eFinancialCareers business worldwide, including both the International and North American operating segments. Revenues are derived from the sale of job postings, access to a searchable database of candidates, classified job postings, and website advertising, either as part of a package or individually.
eFinancialCareers.com is the leading global recruiting and career development website for financial markets professionals and serves the financial services industry in various markets around the world. During January 2012, eFinancialCareers.com had approximately 1.5 million unique visitors worldwide, including visitors who came to more than one site in the network during the month, an increase of 12% since January 2011. As of January 31, 2012, there were approximately 8,500 job postings on eFinancialCareers.com.
Energy
Our Energy reporting segment includes the WorldwideWorker and Rigzone operating segments, both of which were acquired during 2010. Revenues are primarily derived from sales of job postings, access to a searchable database of candidates, classified job postings, and website advertising, either as part of a package or individually. Revenues are also generated from the sale of subscriptions to energy industry data and from recruitment services at energy industry events.
In January 2012, we combined WorldwideWorker and Rigzone into one service under the Rigzone brand. Unique features and functionality from the WorldwideWorker website were replicated in the Rigzone website. Job seeker resumes and customers on WorldwideWorker were transferred to the Rigzone service, and the WorldwideWorker website was shut down. During January 2012, Rigzone.com had approximately 782,000 unique visitors, an increase of 40% from January 2011, and as of January 31, 2012 had approximately 8,100 job postings on Rigzone.com.
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
AllHealthcareJobs.com is a leading recruiting and career development website for healthcare professionals. During January 2012, AllHealthcareJobs.com had approximately 358,000 unique visitors, an increase of approximately 19% since January 2011. As of January 31, 2012, AllHealthcareJobs.com had approximately 23,000 job postings.
Targeted Job Fairs is a leading producer and host of career fairs and open houses focused primarily on technology, energy and security-cleared candidates in the United States.
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
We also believe that certain industries that employ highly skilled and highly paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. According to the U.S. Bureau of Labor Statistics, for instance, more than half of the new jobs created will be in professional and related occupations and service occupations. Additionally, 22 of the top 30 fastest-growing occupations in the United States during the period from 2008 to 2018 are expected to be in the technology, finance, and healthcare fields. Further, the current labor market for computer-related occupations is significantly tighter than the overall employment market in the U.S.
We believe that the market for employment advertising will continue to shift online due to:

•
Expansion in the size of the Internet population and increased broadband access. The Internet population continues to grow and, according to International Data Corporation (IDC), the number of global Internet users is projected to grow from 2.0 billion in 2010 to over 2.7 billion in 2015. According to Paul Budde Communication, a telecommunications research firm, broadband access is expected to increase to 5.0 billion people in 2016 from the current estimate of 1.0 billion. This trend is bringing online large groups of workers from diverse industry segments and enabling employers to target them through online classified advertisements.

•
Shift in media consumption and spending from offline to online media. Increased penetration of broadband Internet connections is fueling not only the growth in the number of Internet users but also the amount of time consumers are spending online (on an absolute basis and relative to using other media). According to eMarketer, in 2011 time spent on the Internet increased 8% from 2010 while mobile use increased 30% during the same period. While U.S. online advertising budgets are large and growing, online marketing spend represents only a small fraction of total advertising spend. According to Forrester Research, US, or "Forrester," online advertising budgets were estimated to be approximately $34.5 billion in 2011, which was just 16% of total U.S. advertising expenditures. We believe that over time, advertisers will follow consumer behavior and invest a growing share of their marketing budgets in online advertising. Forrester projected that U.S. online advertising would reach $76.6 billion in 2016 and represent 26% of all marketing spend, representing a CAGR of approximately 17% from 2011.

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
Benefits to Professionals
Access to a large number of relevant job postings. Our career websites provide a large number of job postings for technology and engineering, financial services, energy, healthcare and U.S. government security-clearance positions. For example, as of January 31, 2012, Dice.com had 84,000 individual job postings for technology and engineering professionals, which we believe to be the largest concentration in the United States in these verticals, and eFinancialCareers had more than 8,500 job postings for financial markets professionals. ClearanceJobs.com had 5,600 job postings for individuals with U.S government security-clearance and Rigzone had 8,100 job postings for energy industry positions. In addition, the specialized focus of our career websites benefits professionals by helping to ensure that the job opportunities posted by our customers are relevant and attractive to them.
Compelling user experience. We have designed each of our career websites with the specific needs of our target audiences of professionals in mind. Each of our specialized career websites permits professionals to search for jobs based on location and other specific variables, such as type of employment and skill set. We also offer tools such as our “search agents,” which provide for powerful, detailed searches of job opportunities that match desired criteria, the results of which are delivered by email. We believe this makes it easy for professionals to quickly find job opportunities that match their qualifications and expectations. Additionally, we tailor the “look and feel” and content of each of our websites to its intended target audience of professionals, which makes the experience more useful and relevant in their day-to-day work lives. We also offer mobile applications for Dice.com to allow users a better experience with their mobile devices. We believe that our customized search engines and audience-tailored websites are efficient and relevant, easy to use and valuable to our users, helping us build a loyal and engaged audience.

Targeted career development services and tools. We provide professionals with targeted career development services and tools including content, decision support tools and relevant industry news. For example, Dice.com and ClearanceJobs.com provide professionals with market and salary information and local market trends. eFinancialCareers.com provides industry-specialized online career content, as well as print and online career guides targeted to college and graduate students. Rigzone provides energy industry news from around the globe, as well as detailed salary information. We believe our career development services and tools benefit the professionals who use our career websites by providing them with relevant information to manage and enhance their careers, and also increase the engagement of professionals with our sites.
Benefits to our Customers
Unique pools of qualified professionals. We seek to improve the efficiency of the recruiting process for our customers by providing quick and easy access to large and up-to-date pools of highly qualified and hard-to-reach professionals. The professionals who post their resumes on Dice.com are highly educated, with approximately 70% having a bachelor’s degree or higher, as of January 2012. Our online surveys indicate that over 72% of professionals who use Dice.com have more than five years of experience, nearly half have greater than 10 years of experience, and the majority are currently employed. We believe the high number of employed, or “passive” job seekers that use our websites makes our online career websites more attractive to our customers because actively employed professionals often make for more attractive candidates. Moreover, because the communities of professionals who visit our websites are highly skilled and specialized within specific industries, we believe our customers reach a more targeted and qualified pool of candidates than through generalist sites. Additionally, the size and geographic scope of the eFinancialCareers network, which operates career websites in 19 markets around the world, provides customers with access to highly targeted financial markets professionals around the world.
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
Further build brand awareness. Brand recognition is a key differentiating factor among providers of traditional and online recruiting and career services. We believe that during the 21 years we have operated Dice.com, the eleven years that eFinancialCareers has been in operation, and thirteen years of Rigzone data, we have fostered brands that are closely associated with ease of use and high quality sector-specific career, recruiting services, and information within their professional communities. We will continue to invest in increasing brand awareness through targeted marketing and advertising campaigns in order to attract new customers and professionals.
Enhance content and community features across our websites. We believe that both active and passive job seekers find value in the free information and services we provide, and we intend to enhance, expand and develop additional content and community features across our websites. For example, Dice.com launched a discussion board where technology professionals come together to discuss career advice and network with each other. In the past two years, we launched the Dice Talent Network™ and the Cleared Network that allows for direct interaction between professionals and recruiters or companies that seek to recruit them. eFinancialCareers has invested in producing significant online and offline content tailored to each of its websites and audiences. In addition, by powering the job boards of an estimated additional 80 websites in the financial services sector, including well-known, worldwide financial publications, eFinancialCareers is able to position its job postings next to high quality, third party content. We believe enhancing our community features will increase the level of engagement we have with our audience and our audience has with each other.
Further expand our services globally. We believe there are significant long-term global growth opportunities for the online recruitment and employment advertising industry. As in the United States, there is increasing demand for specialized online recruiting in both emerging and established economies worldwide. Consistent with this belief, we acquired eFinancialGroup in 2006, and, as a result, we now have a strong presence in the United Kingdom, as well as a presence in important financial centers around the world. Our acquisitions of WorldwideWorker and Rigzone in 2010 broadened our global presence to include the energy industry. We believe the expertise and reach of our brands will provide a strong position to expand our business and brands into new markets. We will also continue to evaluate and selectively pursue other growth opportunities that will allow us to further expand our business outside of the United States.
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
We offer our recruiting and career development services and tools through the following six websites, each of which focuses on different career sectors:
Dice.com is the leading career site for technology and engineering professionals and the companies that seek to employ them. The job postings available on Dice.com, from both technology and non-technology companies across many industries, include a wide variety of technology positions for software engineers, systems administrators, database specialists and project managers, and a variety of other technology and engineering professionals.
Customers have access to specific tools and resources that Dice.com provides to help recruiters and human resources managers improve the effectiveness and efficiency of their recruitment processes. Through our resume database offerings, Dice.com provides customers with the ability to conduct powerful, detailed searches of candidate resumes that match desired criteria, the results of which are delivered by email to our customers. Dice.com also provides professionals with job search tools, resume posting and career-related content. In January 2012, Dice.com had over 2.4 million unique visitors and ended the month with more than 1.3 million searchable resumes. Approximately 878,000 of these resumes are more than one year old.
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
ClearanceJobs.com is the leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. We believe ClearanceJobs.com has the largest and fastest-growing database of active security-cleared candidates available online, with approximately 179,000 resumes as of January 31, 2012. The majority of candidates with resumes in our database have high-level security clearance.
eFinancialCareers.com is the leading global recruiting and career development network for financial markets professionals, including investment banking, asset management, insurance, retail banking, hedge funds and senior corporate finance professionals. eFinancialCareers was launched in the United Kingdom in 2000, and now operates career websites in 19 markets in five languages primarily across Europe, Asia, Australia, and North America using the eFinancialCareers name. eFinancialCareers has expanded its career site network through distribution agreements and powers the career section of more than 80 finance and business websites around the world, including well-known publications and organizations, such as Thomson Reuters (U.K., France, Italy, Germany, Africa and Gulf), L'Agefi, L’Expansion and l’Express (France), Milano Finanza (Italy), Boersen-Zeitung (Germany), Finance Asia (Southeast Asia) and Financial Standard (Australia). As a result, eFinancialCareers is able to greatly enhance the reach and visibility of its job postings and has attracted an audience of cross-border customers and professionals willing to seek jobs in markets other than their own. eFinancialCareers does not generate revenues from its distribution agreements.
eFinancialCareers’ customers primarily post jobs targeting specific sectors within the financial services industry, and can also search the resume database of highly qualified and specialized professionals in this sector. In addition to allowing professionals to post resumes and apply for listed positions, eFinancialCareers also provides professionals with career enhancement tools and resources, such as employer profiles, newsletters, and industry surveys. eFinancialCareers also provides both professionals and graduating students with professional education and training materials. As of January 31, 2012, eFinancialCareers.com had approximately 872,000 searchable resumes.
Rigzone.com is a leading career website dedicated to delivering online content, data, advertising and career services in the oil and gas industry. In January 2012, Rigzone.com had over 782,000 unique visitors and following the merger of WorldwideWorker resumes into the Rigzone database, the combined energy database held approximately 886,000 resumes at the end of January 2012.
AllHealthcareJobs.com is a leading career website dedicated to matching healthcare professionals with available career opportunities. We believe AllHealthcareJobs.com has the largest and fastest-growing database of healthcare professionals available online, with approximately 479,000 resumes as of January 31, 2012.
We also operate Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology and security-cleared candidates in the United States.
Marketing and Sales
Success in the highly competitive online recruiting business requires the creation of a marketplace attractive to both customers and professionals. We focus our long-term marketing efforts on growing the number of professionals who visit our websites, which we believe increases the attractiveness of our websites to our customers. We primarily use targeted marketing, rather than broad-based advertising, to increase our brand awareness among professionals as well as new applicable audiences and to improve site performance including new resumes posted and applications to job postings. For instance, in the case of Dice.com, we have advertising campaigns on technology-focused websites, such as Mashable, TechCrunch and Wired, and on search engines. We also market our websites to professionals through the use of newsletters and industry pieces, such as The Dice Advisor and The ClearanceJobs Report, and through the use of products, such as daily “Job Alert” emails. Our job seeker marketing programs have helped us produce strong results in traffic and user activity.

Our customer marketing efforts are directed at targeted customer acquisition and have been effective in producing new customers. We also employ marketing efforts directed at retaining our existing customers. eFinancialCareers has built its brand awareness through strategic relationships, but without significant spending on marketing and advertising. In addition to our sales efforts described below, our customer marketing efforts are conducted through direct mail and email campaigns, high impact marketing, trade shows, and events. For instance, we send over 1.6 million emails and 140,000 pieces of direct mail to our existing and potential customers on a monthly basis. We also reach our customers through the use of direct marketing educational campaigns, which keep them aware of recruiting developments and practices.
Our sales efforts focus on further penetrating the market for recruiting and career development services. Our field sales group targets Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our sales organization focuses on generating new business from recruiters and small and mid-size companies, renewing customer contracts and increasing the service levels that customers purchase, as well as servicing the needs of our largest clients. As of December 31, 2011, our sales organization employed 100 sales personnel in the United States and 39 in the rest of the world.
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
Customers
We currently serve a diversified customer base consisting of over 12,000 customers. No customer for our career website services accounted for more than 1% of our revenues in 2011. Our customers include small, mid-sized and large direct employers and staffing companies, recruiting agencies and consulting firms. As of December 31, 2011, significant customers of Dice.com and ClearanceJobs.com included AT&T, Adecco, Lockheed Martin, Manpower, Raytheon and Robert Half, and significant customers of eFinancialCareers included Robert Half, Barclays, Moody’s Investors Service, JP Morgan Chase, Société Générale and Standard Chartered Bank. Significant customers of Rigzone and WorldwideWorker included Halliburton, Schlumberger, Baker Hughes, Petronas, Saudi Aramco and Addax Petroleum.
Technology
We use a variety of technologies to support our websites. Each system is designed so that it can be scaled by adding additional hardware and network capacity. We host our applications whenever possible on clustered, high availability hardware. All applications and data connections are monitored 24/7 for performance, responsiveness and stability.
Our primary operations facility is located within our Waukee, Iowa data center facilities in a limited access, temperature-controlled data center with emergency power generation capability. We maintain a backup system for website operations at our co-location center. We replicate website data at various times throughout the day to the co-location facility. Additionally, we have business resumption hardware and software in place at the co-location facility to ensure a smooth transition for the business in case of loss of our Waukee data center, and offsite data storage capabilities. We have robust firewalls and switchgear to provide network security, and have used substantial expert assistance in their configuration and testing.
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
Employees
As of December 31, 2011, we had 396 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Item 1A.	Risk Factors

We may be adversely affected by cyclicality or an extended downturn in the United States or worldwide economy, or in or related to the industries we serve.
Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors and the energy industry. Demand for these professionals, and professionals in the other vertical industries we serve such as healthcare or energy, tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology, finance and other vertical industries we serve, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in certain of the vertical industries we serve, such as technology. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2011, the seasonally unadjusted U.S. unemployment rate was 3.6% for computer related occupations, 5.6% in the finance sector, 5.6% in the healthcare sector and 8.5% overall, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009 we experienced a 29% decline in revenues compared to 2008. However, if the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.
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
The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder (owned by Gannett, Tribune, McClatchy and Microsoft) and Monster.com, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com and ComputerJobs.com. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards. In addition, we face competition from aggregators of classified advertising, including SimplyHired, Indeed, Google, and Craigslist. Social and professional networking sites, such as LinkedIn, compete with us in providing professional services. We also compete with new and emerging competitors with new business models and products that customers are more willing to try in periods of economic uncertainty. In addition, many of our customers also seek to recruit candidates directly by using their own resources, including corporate websites. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, or the qualified professionals who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced. Additionally, job postings and resume posting in the career services industry are not marketed exclusively through any single channel, and accordingly, our competition could aggregate a set of postings similar to ours. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.
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
We believe that establishing and maintaining the identity of our brands, such as Dice, eFinancialCareers, Rigzone, AllHealthcareJobs, and ClearanceJobs, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of Internet services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.
Our business is largely based on customers who purchase monthly or annual recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.
Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings or advertisements. Most of our revenues are generated by the fees we earn from our customers who purchase monthly or long-term recruitment packages. Our growth depends on our ability to retain our existing monthly and annual recruitment package customers and to increase the number of customers who purchase recruitment packages. Any of our customers may decide not to continue to use our services in favor of alternate services, lack of need, or because of budgetary constraints or other reasons. We cannot assure you that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses.

If we fail to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, our revenues could decline.
The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated. As of January 2012, approximately 70% having a bachelor’s degree or higher. Our online surveys indicate that 72% of professionals who use Dice.com have more than five years of experience, nearly half have greater than 10 years of experience, and the majority are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for candidates elsewhere, which could cause our revenues to decline.
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
As of December 31, 2011, we had $15.0 million of outstanding indebtedness under our Credit Agreement and we had the ability to borrow an additional $70.0 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.
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
Our Credit Agreement contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	pay dividends and make other restricted payments;

•	repurchase our own shares;

•	create liens;

•	make investments and acquisitions;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions;

•	reduce our cash balances below certain levels; and

•	make capital expenditures.

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
As our operations have expanded, we have experienced a rapid growth in our headcount. We grew from 169 employees at December 31, 2005 to 396 employees at December 31, 2011. Our rapid growth has demanded and will continue to demand substantial resources and attention from our management, including improving our operational and financial systems and expanding, training, retaining and managing our employee base. If we do not effectively manage our growth and expand, train, retain and manage our employee base, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses and reduce our profitability.
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
Together, the Principal Stockholders beneficially own approximately 27% of our outstanding common stock as of January 31, 2012. Our Principal Stockholders together with certain of our officers and employees, which we refer to as the “Management Stockholders” beneficially own approximately 33%. Accordingly, together the Principal Stockholders and Management Stockholders can exercise significant influence over our business policies and affairs, including the composition of our board of directors, and over any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. The concentration of ownership of the Principal Stockholders may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of the Principal Stockholders, even if such events are in the best interests of minority stockholders. In addition, in connection with our IPO, we entered into the Institutional and Management Shareholders Agreement, or the “Institutional Shareholder Agreement,” with the Principal Stockholders and Management Stockholders. In accordance with the Institutional Shareholder Agreement, each of the Principal Stockholders has the right to designate up to (1) three members of our board of directors if such Principal Stockholder owns 17.5% or more of our common stock, (2) two members of our board of directors if it owns less than 17.5% but at least 10% of our common stock, and (3) one member of our board of directors if it owns less than 10% but at least 5% of our common stock. If a Principal Stockholder owns less than 5% of our common stock, it will no longer be entitled to designate members of our board of directors. Each Principal Stockholder has agreed to vote its shares in favor of the directors designated by the other Principal Stockholder in accordance with the terms of the agreement. Each Principal Stockholder will also have the right to designate one member of our Compensation Committee and one member of our Nominating and Corporate Governance Committee if such Principal Stockholder owns at least 5% of our common stock. Our Institutional Shareholder Agreement and our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against our Principal Stockholders in a manner that would prohibit them from investing in competing businesses or doing business with our clients and customers. To the extent they invest in such other businesses, they may have differing interests than our other stockholders.
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
We operate websites serving 19 markets around the world. For the year ended December 31, 2011, approximately 24% of our total revenues were generated outside of the United States. Such amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar, which could affect our results of operations. To date, we have not engaged in exchange rate hedging activities. Even were we to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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
We do not collect sales or other taxes in certain jurisdictions on the services we provide in the U.S. Our operations, and any future expansion of them, along with other aspects of our evolving business, may result in additional sales and other tax obligations.
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
We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2011, we had $176.4 million of goodwill on our balance sheet, which represented approximately 54% of our total assets. We are not permitted to amortize goodwill under U.S. accounting standards and instead are required to review goodwill at least annually for impairment. During 2008, goodwill of $7.2 million related to eFinancialCareers’ North American operations was written off. In the event impairment is identified again in the future for any of our reporting units, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of our goodwill would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties
We do not own any properties. Our corporate headquarters are located at 1040 Avenue of the Americas, New York, New York, where we lease approximately 7,500 square feet. We lease approximately 35,000 square feet of office space in Urbandale, Iowa. We lease approximately 10,000 square feet of space to house our eFinancialCareers operation in London, England. We also have small offices in Cincinnati, Ohio; Houston, Texas; Tiburon, California; Singapore; Dubai, United Arab Emirates; Sydney, Australia; and Shanghai, China.

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
Market Information
Our common stock is listed on the NYSE and commenced trading on July 18, 2007 under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock. The high and low quarterly closing sales prices for the common stock for 2011 and 2010 were as follows:

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Low	$12.77	$11.90	$7.82	$7.05	$5.71	$6.92	$6.38	$8.52
High	$16.13	$18.33	$14.80	$11.00	$7.71	$9.31	$8.48	$14.70

As of January 31, 2012, the last reported sale price of our stock as reported by the NYSE was $9.47.
Holders
As of January 31, 2012, there were 40 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.
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
The payment of any future dividends will be at the discretion of our Board of Directors and subject to the Credit Agreement and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions.
Repurchases of Equity Securities

On August 15, 2011, our Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $30 million of our common stock over a one year period.

During the three months ended December 31, 2011, purchases of our common stock pursuant to the repurchase plan were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2011	342,600	$8.82	342,600	$18,685,090
November 1 through November 30, 2011	638,159	7.77	638,159	13,728,787
December 1 through December 31, 2011	442,853	8.24	442,853	10,079,430
Total	1,423,612	$8.17	1,423,612

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information required by this item as of December 31, 2011 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	8,826,199	$4.19	2,067,043
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	8,826,199	$4.19	2,067,043
See also Item 7. “Management Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”

Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on July 18, 2007 (the date on which our common stock was first traded on the NYSE) through December 31, 2011 (the last trading day of our common stock on the NYSE in 2011) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on July 17, 2007. All values assume reinvestment of the full amount of all dividends, if any.
Comparative Returns

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
Dollars

	7/18/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
DHX	$100.00	$55.10	$28.14	$45.17	$98.97	$57.17
Russell 2000	$100.00	$90.68	$60.04	$76.35	$96.86	$92.81
Dow Jones Internet Composite Index	$100.00	$94.91	$53.37	$95.92	$131.38	$124.43

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed "filed" with the SEC.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
The following consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc., which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc., which are not included in this Annual Report.

	For the year ended December 31,
	2011	2010 (2)	2009 (1)	2008	2007
	(in thousands, except per share information)
Revenues	$179,130	$128,997	$109,991	$155,009	$142,350
Operating expenses:
Cost of revenues	13,024	9,573	7,501	9,862	8,647
Product development	10,316	6,747	3,866	4,425	4,188
Sales and marketing	59,111	44,183	35,241	57,019	53,427
General and administrative	23,804	20,736	18,857	21,277	19,194
Depreciation	4,739	4,122	3,715	3,689	2,971
Amortization of intangible assets	10,062	11,431	14,270	16,641	19,051
Impairment of goodwill and intangible assets	—	—	—	7,213	2,879
Change in acquisition related contingencies	3,127	47	—	—	—
Total operating expenses	124,183	96,839	83,450	120,126	110,357
Operating income	54,947	32,158	26,541	34,883	31,993
Interest expense	(1,446)	(3,376)	(6,801)	(9,552)	(13,104)
Deferred financing cost write-off	—	(1,388)	—	—	—
Interest income	112	112	213	1,647	1,047
Gain (loss) from interest rate hedges	—	216	1,505	(2,568)	—
Other expense	(124)	(4)	(77)	—	—
Income from continuing operations before income taxes	53,489	27,718	21,381	24,410	19,936
Income tax expense	19,389	8,819	7,890	9,573	6,692
Income from continuing operations	34,100	18,899	13,491	14,837	13,244
Discontinued operations:
Income (loss) from discontinued operations	—	—	—	519	(1,718)
Income tax benefit from discontinued operations	—	—	—	—	3,981
Income (loss) from discontinued operations, net of tax	—	—	—	519	2,263
Net income	34,100	18,899	13,491	15,356	15,507
Convertible preferred stock dividends	—	—	—	—	(107,718)
Income (loss) attributable to common stockholders	$34,100	$18,899	$13,491	$15,356	$(92,211)
Basic earnings (loss) per share:
From continuing operations	$0.52	$0.30	$0.22	$0.24	$(3.34)
From discontinued operations	—	—	—	0.01	0.08
	$0.52	$0.30	$0.22	$0.25	$(3.26)
Diluted earnings (loss) per share:
From continuing operations	$0.49	$0.28	$0.20	$0.23	(3.34)
From discontinued operations	—	—	—	0.01	0.08
	$0.49	$0.28	$0.20	$0.24	$(3.26)
Weighted average shares outstanding:
Basic	65,809	62,665	62,266	62,194	28,256
Diluted	70,053	67,926	66,074	65,345	61,416

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share information)
Other Financial Data:
Net cash from operating activities	$64,494	$47,068	$22,801	$54,176	$55,653
Depreciation and amortization	14,801	15,553	17,985	20,330	22,022
Capital expenditures	(7,776)	(4,626)	(2,988)	(3,971)	(3,527)
Net cash from investing activities	(10,614)	(46,428)	(3,516)	(10,341)	(2,760)
Net cash from financing activities	(41,595)	(1,769)	(31,170)	(43,196)	(1,167)
Deferred revenue	60,887	49,224	33,909	40,758	46,230

	At December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$55,237	$43,030	$44,925	$55,144	$57,525
Goodwill and intangible assets, net	232,836	242,906	191,174	196,535	238,345
Total assets	326,378	318,722	262,555	283,169	341,587
Long-term debt, including current portion	15,000	41,000	50,300	81,500	124,400
Total stockholders’ equity	209,216	178,227	148,620	123,506	120,627
____________________

(1)	Reflects the AllHealthcareJobs Acquisition in June 2009.

(2)	Reflects the WorldwideWorker Acquisition in May 2010 and the Rigzone Acquisition in August 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. See also "Note Concerning Forward-Looking Statements."
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
Through our predecessors, we have been in the recruiting and career development business for over 21 years. Based on our operating structure, we have identified three reportable segments under the Segment Reporting topic of the FASB ASC. Our reportable segments include Tech & Clearance (which includes Dice.com and ClearanceJobs.com), Finance (which includes eFinancialCareers’ global business), and Energy (which includes WorldwideWorker and Rigzone, both acquired in 2010 and then combined in January 2012). Targeted Job Fairs, JobsintheMoney.com (shut down in June 2010) and AllHealthcareJobs (acquired in June 2009) do not meet certain quantitative thresholds, and therefore are reported in the aggregate in the Other segment.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance and Energy segments generally sell recruitment packages that include both access to our databases of resumes and job posting capabilities. Our Finance segment sells job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At December 31, 2011, Dice.com had approximately 8,100 total recruitment package customers, and our other websites collectively served approximately 3,700 customers, including some customers who are also customers of Dice.com, as of the same date.
Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $60.9 million and $49.2 million at December 31, 2011 and 2010, respectively.
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
Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on Dice.com, Clearancejobs.com, eFinancialCareers.com, Rigzone.com, and AllHealthcareJobs.com. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. Our arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.

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
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill for the DCS Online and Targeted Job Fairs reporting units is performed as of August 31. The annual impairment test performed as of August 31, 2011 resulted in no impairment. The annual test of impairment of goodwill from the eFinancialGroup, AllHealthcareJobs, WorldwideWorker, and Rigzone acquisitions is performed as of October 31 by comparing the goodwill recorded from these acquisitions to the fair value of the respective reporting units. The annual impairment test performed as of October 31, 2011 resulted in no impairment. The fair value of each reporting unit was substantially in excess of the carrying value.
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
Compensation expense is recorded for stock awards made to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was estimated on the grant date using Black-Scholes option-pricing model with the weighted average assumption in the table below. Because the Company’s stock has not been publicly traded for a period long enough to use to determine volatility, the average implied volatility rate for a similar entity was used. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant.

	Year Ended December 31,
	2011	2010	2009
The weighted average fair value of options granted	$6.33	$2.74	$1.61
Dividend yield	—%	—%	—%
Weighted average risk free interest rate	2.14%	1.46%	1.38%
Weighted average expected volatility	50.16%	48.74%	64.94%
Expected life (in years)	4.6	4.6	4.6
Recent Developments

In January 2012, the Company combined WorldwideWorker and Rigzone into one service under the Rigzone brand, creating a global service with strong reach in each of the major energy producing regions of the world.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw a significant improvement in recruitment activity, resulting in revenue and customer growth. Dice.com recruitment package customers increased on average 5% per quarter from January 1, 2010 through June 30, 2011. The pace of improvement in recruitment activity slowed in the second half of 2011 as we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment activity continues to slow, our revenues and results of operations will be negatively impacted.
Results of Operations
Our historical financial information discussed in this Annual Report on Form 10-K has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2011, 2010 and 2009. Consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	7.3%	7.4%	6.8%
Product development	5.8%	5.2%	3.5%
Sales and marketing	33.0%	34.3%	32.0%
General and administrative	13.3%	16.1%	17.1%
Depreciation	2.6%	3.2%	3.4%
Amortization of intangible assets	5.6%	8.9%	13.0%
Impairment of goodwill and intangible assets	—%	—%	—%
Change in acquisition related contingencies	1.7%	—%	—%
Total operating expenses	69.3%	75.1%	75.9%
Operating income	30.7%	24.9%	24.1%
Interest expense	(0.8)%	(2.6)%	(6.2)%
Deferred financing cost write-off	—%	(1.1)%	—%
Interest income	0.1%	0.1%	0.2%
Gain from interest rate hedges	—%	0.2%	1.4%
Other expense	(0.1)%	—%	(0.1)%
Income before income taxes	29.9%	21.5%	19.4%
Income tax expense	10.8%	6.8%	7.2%
Net income	19.0%	14.7%	12.3%

Comparison of Years Ended December 31, 2011 and 2010
Revenues

	Year Ended December 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Tech & Clearance	$115,011	$88,206	$26,805	30.4%
Finance	44,970	33,730	11,240	33.3%
Energy	15,622	4,440	11,182	n.m.
Other	3,527	2,621	906	34.6%
Total revenues	$179,130	$128,997	$50,133	38.9%
Our revenues were $179.1 million for the year ended December 31, 2011 compared to $129.0 million for the same period in 2010, an increase of $50.1 million, or 38.9%.
We experienced an increase in the Tech & Clearance segment of $26.8 million, or 30.4%. The increase in revenues was the result of increased recruitment activity which impacted customer usage of Dice.com and ClearanceJobs.com. Our recruitment package customers increased from approximately 7,000 at December 31, 2010 to approximately 8,100 at December 31, 2011. Average monthly revenue per recruitment package customer increased from the year ended December 31, 2010 to the year ended December 31, 2011 by approximately 11%. In the current year, we improved customer yield on annual contracts at Dice.com leading to record revenue per customer. Revenues increased at ClearanceJobs by $1.8 million for the year ended December 31, 2011 as compared to the same period in 2010, an increase of 25%. ClearanceJobs has continued to increase its customers served.
The Finance segment experienced revenue growth of $11.2 million, or 33.3%. The increase in revenue is the result of an increase in sales performance in 2010, as well as an increase in recruitment activity in the first half of 2011. The increase was partially offset by a decline in recruitment activity during the second half of 2011, primarily due to general economic uncertainties causing companies to slow hiring, decreasing the demand for our product. Currency impact for the year ended December 31, 2011 was an increase of $1.4 million. In originating currency, revenue increased 37% in the Asia Pacific region, 30% in Continental Europe, 24% in North America, and 24% in the UK.
Revenues for the Energy segment totaled $15.6 million for the year ended December 31, 2011, an increase of $11.2 million from the comparable 2010 period.  Of the $11.2 million, $5.4 million of the increase is a result of customer growth and increased usage of our sites, with the remainder due to Rigzone and WorldwideWorker being included for the full year. For the year ended December 31, 2011, approximately $8.9 million of the increase was attributable to Rigzone and $2.3 million of the increase was attributable to WorldwideWorker.
Revenues from the Other segment, which consists of Targeted Job Fairs and AllHealthcareJobs, increased by $906,000 or 34.6%. The increase was primarily the result of $675,000 of revenue growth at AllHealthcareJobs. We have grown our customer base at AllHealthcareJobs by more than 50% since December 31, 2010. Targeted Job Fairs experienced $280,000 of revenue growth due to conducting more job fairs, as well as higher revenue-generating job fairs.
Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Cost of revenues	$13,024	$9,573	$3,451	36.0%
Percentage of revenues	7.3%	7.4%
Our cost of revenues for the year ended December 31, 2011 were $13.0 million compared to $9.6 million for the same period in 2010, an increase of $3.5 million, or 36.0%. The increase in cost of revenues was primarily the result of increases in the Tech & Clearance segment of $2.1 million and the Energy segment of $1.6 million. The increase in the Tech & Clearance segment was due to an increase in software subscription and maintenance costs needed to maintain our websites, as well as an increase in costs related to network services personnel we employ and consulting services used, due to higher levels of activity on our websites during 2011. A provision for sales and use tax also contributed to the increase. Of the $1.6 million increase in the Energy segment, $798,000 is a result of Rigzone and WorldwideWorker being included for the full year, with the remainder primarily due to the cost of recruitment events we operate at energy industry conferences and the costs associated with the hosting of our Energy segment websites.

Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Product Development	$10,316	$6,747	$3,569	52.9%
Percentage of revenues	5.8%	5.2%
Product development expenses for the year ended December 31, 2011 were $10.3 million compared to $6.7 million for the same period in 2010, an increase of $3.6 million or 52.9%. The increase is primarily the result of increases in the Finance segment of $1.2 million and the Energy segment of $1.1 million. The increase in the Finance segment was due to continued work on the features and functionality of our websites. Of the $1.1 million increase in the Energy segment, $489,000 was the result of Rigzone and WorldwideWorker being included for the full year, with the remainder due to an increase in employee-related costs. We continue to grow our investment in systems and product development resources, and we incurred costs to combine the two services.
Of the $725,000 increase experienced in the Other segment, $345,000 was due to increased salaries and benefit costs for AllHealthcareJobs editorial and product development personnel, as well as other developmental activities on AllHealthcareJobs. The Tech & Clearance segment experienced a $539,000 increase in product development expenses due to increased personnel and resources related to enhancements of our websites and work on security related projects.

Sales and Marketing Expenses

	Year Ended December 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Sales and Marketing	$59,111	$44,183	$14,928	33.8%
Percentage of revenues	33.0%	34.3%
Sales and marketing expenses for the year ended December 31, 2011 were $59.1 million compared to $44.2 million for the same period in 2010, an increase of $14.9 million or 33.8%. The primary driver of the increase was increased marketing spending to attract customers and professionals to our services. Additionally, the Company's increased sales performance led to higher compensation expense during the current year period. Compensation expense includes commissions, bonuses and other performance-related compensation for the sales force.
For the Tech & Clearance segment, sales and marketing expenses increased $8.0 million during the year ended December 31, 2011 from the same period in 2010. Marketing costs, including advertising and salary and related expenses, for the Tech & Clearance segment were $22.6 million for the year ended December 31, 2011, an increase of $6.4 million compared to the same period in 2010. The increase was due partially to our online advertising spending, direct mail and email campaigns. We drive job seekers to our sites either through marketing or by improving product features and functionality. During the year ended December 31, 2011, we increased our marketing spend primarily to promote interaction between job seekers and our websites. Growth in sales in the Tech & Clearance segment resulted in increases in credit card processing fees of $461,000, as well as an increase in salaries and related expense of $1.1 million due to employing more sales and marketing personnel.
The Finance segment increased overall sales and marketing expense by $3.5 million to $16.0 million for the year ended December 31, 2011. The increase in the Finance segment was related to marketing spend, including advertising and marketing personnel costs of $2.4 million, primarily attributable to increased seeker and customer activity. We have increased our marketing spend to attract both customers and job seekers in all regions we serve. Growth in sales resulted in an increase in sales force, causing increases in costs for salaries and benefits, as well as sales incentive compensation.
The Energy segment incurred $3.6 million in sales and marketing expenses during the year ended December 31, 2011, an increase of $2.7 million compared to the same period the prior year. The increase is primarily related to increases in costs for sales staff and incentive compensation resulting from sales growth, as well as spending on advertising to customers and job seekers contributed to the increase in the Energy segment. Additionally, $489,000 was due to Rigzone and WorldwideWorker being owned for the full year.
Sales and marketing expenses in the Other segment increased by $692,000 from the year ended December 31, 2010 to the same period in 2011. The increase was primarily driven by the AllHealthcareJobs business, as marketing activities have been increased to drive customer growth.
General and Administrative Expenses

	Year Ended December 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
General and administrative	$23,804	$20,736	$3,068	14.8%
Percentage of revenues	13.3%	16.1%
General and administrative expenses for the year ended December 31, 2011 were $23.8 million compared to $20.7 million for the same period in 2010, an increase of $3.1 million or 14.8%.
Stock-based compensation expense was $4.7 million for the year ended December 31, 2011, an increase of $1.1 million compared to the same period in 2010. The increase was due to the annual grant of equity awards made in the first quarter of 2011.
The Tech & Clearance segment realized an increase in general and administrative expenses of $664,000 in the year ended December 31, 2011 as compared to the same period in the prior year. The increase was related to an increase in the following: payroll tax expense related to option exercises, an increase in the bad debt provision due to growth in sales, and salary, benefits and recruitment costs due to an increase in employees. The increase was partially offset by a decrease in legal fees due to costs associated with 2010 acquisitions and a decrease in incentive compensation.

General and administrative expense for the Finance segment increased $473,000 in the period ended December 31, 2011, as compared to the same period in 2010. The increase was related to increases in salary, benefits and recruitment costs.
The Energy segment increased by $751,000, of which $439,000 is a result of Rigzone and WorldwideWorker being included for the full year, with the remainder of the increase related to employee salaries and benefits and recruitment costs.
Depreciation

	Year Ended December 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Depreciation	$4,739	$4,122	$617	15.0%
Percentage of revenues	2.6%	3.2%
Depreciation expense for the year ended December 31, 2011 was $4.7 million compared to $4.1 million for the same period of 2010, an increase of $617,000 or 15.0%. The increase is related to increased depreciation on assets purchased for a new data center and the Iowa-based operations center.
Amortization of Intangible Assets

	Year Ended December 31,		Decrease	Percent Change
	2011	2010
	(in thousands, except percentages)
Amortization	$10,062	$11,431	$(1,369)	(12.0)%
Percentage of revenues	5.6%	8.9%

Amortization expense for the year ended December 31, 2011 was $10.1 million compared to $11.4 million for the same period in 2010, a decrease of $1.4 million or 12.0%. Amortization expense for the year ended December 31, 2011 included a decrease of $5.9 million related to certain intangible assets from the Dice, eFinancialCareers, and AllHealthcareJobs acquisitions becoming fully amortized, partially offset by an increase of $4.6 million related to the Rigzone and WorldwideWorker acquisitions. The life of certain WorldwideWorker intangible assets was reduced because these assets will no longer be in service following the January 2012 shutdown of the WorldwideWorker site.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies for the year ended December 31, 2011 was an expense of $3.1 million. The contingent consideration for the Rigzone and WorldwideWorker acquisitions increased by $2.8 million and $398,000, respectively, due to increased sales performance related to the respective businesses. Payments of $12.7 million and $230,000 were made in the current period for the Rigzone and WorldwideWorker acquisitions, respectively. A final payment of $1.6 million for the WorldwideWorker acquisition is expected to be made in February 2012.
Operating Income
Operating income for the year ended December 31, 2011 was $54.9 million compared to $32.2 million for the same period in 2010, an increase of $22.8 million or 70.9%. The increase was primarily the result of the increase in revenues from all segments, the addition of the Rigzone and WorldwideWorker businesses, and lower amortization expense. This was partially offset by higher operating costs in all areas of the business, most notably sales and marketing, and from the Energy segment.
Interest Expense

	Year Ended December 31,		Decrease	Percent Change
	2011	2010
	(in thousands, except percentages)
Interest expense	$1,446	$3,376	$(1,930)	(57.2)%
Percentage of revenues	0.8%	2.6%
Interest expense for the year ended December 31, 2011 was $1.4 million compared to $3.4 million for the same period in 2010, a decrease of $1.9 million or 57.2%. The decrease in interest expense was due to lower borrowings outstanding during the year ended December 31, 2011, on average, as compared to the same period in 2010 due to payments made on our long-term debt facilities.
Gain from Interest Rate Hedges
There was no gain from interest rate hedges for the year ended December 31, 2011, compared to a gain of $216,000 for the same period in 2010. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. During the year ended December 31, 2010, fees of $333,000 were paid to terminate this swap agreement.
Income Taxes

	Year Ended December 31,
	2011	2010
	(in thousands, except percentages)
Income before income taxes	$53,489	$27,718
Income tax expense	19,389	8,819
Effective tax rate	36.2%	31.8%
The effective income tax rate for the year ended December 31, 2011 was 36.2% compared to 31.8% for the same period in 2010. The tax rate was higher in 2011 because of an increase in permanent differences caused by the change in acquisition-related contingencies. The accrual for unrecognized tax benefits decreased $525,000 in 2011 compared to a $1.5 million decrease in 2010. These decreases occurred because of the expiration of the statute of limitations in both periods, and because of the settlement of a federal tax examination in the prior year period.
A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	Year Ended December 31,
	2011	2010
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	2.8%	1.2%
State taxes, net of federal effect	1.7%	1.6%
Difference between foreign and U.S. rates	(2.5)%	(1.6)%
Change in unrecognized tax benefits	(1.0)%	(5.0)%
Other	0.2%	0.6%
Effective tax rate	36.2%	31.8%

Comparison of Years Ended December 31, 2010 and 2009
Revenues

	Year Ended December 31,		Increase	Percent Change
	2010	2009
	(in thousands, except percentages)
Tech & Clearance	$88,206	$80,918	$7,288	9.0%
Finance	33,730	26,734	6,996	26.2%
Energy	4,440	—	4,440	—%
Other	2,621	2,339	282	12.1%
Total revenues	$128,997	$109,991	$19,006	17.3%
Our revenues were $129.0 million for the year ended 2010 compared to $110.0 million for the same period in 2009, an increase of $19.0 million, or 17.3%.
We experienced an increase in the Tech & Clearance segment of $7.3 million, or 9.0%. The increase in revenues was the result of increased recruitment activity which impacted customer usage of our primary services. Our recruitment package customers increased from approximately 5,900 at December 31, 2009 to approximately 7,000 at December 31, 2010, reflecting an increase in demand due to the economic conditions recovering in the United States. Average monthly revenue per recruitment package customer increased from the year ended December 31, 2009 to the year ended December 31, 2010 by approximately 1%. Revenues increased at ClearanceJobs by $1.6 million for the year ended December 31, 2010 as compared to the same period in 2009, an increase of 29%. ClearanceJobs was largely unaffected by the economic downturn as it has continued to increase its customer count and revenues.
The Finance segment experienced revenue growth of $7.0 million, or 26.2%. The increase was the result of an increase in recruitment activity in all of the markets this segment serves. In originating currency, revenue increased 48% in the Asia Pacific region, 28% in North America and 20% in the UK, Continental Europe and Middle East regions.
The Energy segment consists of revenue from WorldwideWorker, acquired in May 2010, and Rigzone, acquired in August 2010.
Revenues from the Other segment, which consists of Targeted Job Fairs, AllHealthcareJobs (beginning in June 2009) and JobsintheMoney.com (shut down in June 2010), increased by $282,000 or 12.1%. This increase was the result of a full year of AllHealthcareJobs activity in the 2010 period, partially offset by a decline in JobsintheMoney.com revenues due to the site being shut down.
Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2010	2009
	(in thousands, except percentages)
Cost of revenues	$9,573	$7,501	$2,072	27.6%
Percentage of revenues	7.4%	6.8%

Our cost of revenues for the year ended December 31, 2010 were $9.6 million compared to $7.5 million for the same period in 2009, an increase of $2.1 million, or 27.6%. The increase in cost of revenues was the result of increases at all of our segments. The increase at the Tech & Clearance segment was $1.5 million, primarily due to an increase in software subscription and maintenance costs needed to maintain our websites. Additionally, there was an increase in costs as a result of increasing the number of network services personnel we employ and consulting services used, due to higher levels of activity on our websites during the current year. The addition of the Energy businesses increased cost of revenues by $945,000, which includes the cost of participation in energy industry events and the costs to deliver our data services. Partially offsetting these increases is a decrease at the Other segment primarily due to few job fairs conducted in 2010.

Product Development Expenses

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

For the Finance segment, we increased overall sales and marketing expense by $2.7 million to $12.5 million for the year ended December 31, 2010 from $9.8 million for the prior year. Increased incentive compensation expense due to the growth in business contributed $2.0 million of this increase. The remainder of the increase in the Finance segment of $664,000 related to an increase in marketing spending. We have increased our marketing spend to attract both Finance customers and job seekers in all regions we serve.
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
Depreciation expense for the year ended December 31, 2010 was $4.1 million compared to $3.7 million for the same period in 2009. Depreciation increased due to the addition of the Energy businesses in 2010 and due to an increase in the depreciable fixed asset balances at the Other segment related to AllHealthcareJobs.
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
Operating Income
Operating income for the year ended December 31, 2010 was $32.2 million compared to $26.5 million for the same period in 2009, an increase of $5.6 million or 21.2%. The increase was primarily the result of the increase in revenues from all segments, the addition of the Energy businesses, and lower amortization costs. These increases were partially offset by higher operating costs, primarily in the sales and marketing areas.
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

Deferred Financing Cost Write-off
Deferred financing costs of $1.4 million were written off in 2010. Our Amended and Restated Credit Facility was paid off in full during the period, resulting in all financing costs related to the facility being written off. Costs of $1.6 million associated with the Credit Agreement we entered into in July 2010 have been capitalized and are being amortized over the life of the Credit Agreement. The amortization is included in interest expense.
Gain from Interest Rate Hedges
A gain from interest rate hedges of $216,000 was recognized for the year ended December 31, 2010, compared to a gain of $1.5 million for the same period in 2009. These gains resulted from changes in the fair value of our interest rate swap agreements. In December 2007, the Company entered into an interest rate swap agreement which fixed the interest rate on $60.0 million of LIBOR-based debt at 7.39% for the two-year period from January 2, 2008 to January 2, 2010. During the year ended December 31, 2009, fees of $514,000 were paid to terminate this swap agreement. In February 2008, the Company entered into an interest rate swap agreement which fixed the interest rate on $20.0 million of LIBOR-based debt at 6.37% for the three-year period from February 11, 2008 to February 11, 2011. During the year ended December 31, 2010, fees of $333,000 were paid to terminate this swap agreement.
Income Taxes

	Year Ended December 31,
	2010	2009
	(in thousands, except percentages)
Income before income taxes	$27,718	$21,381
Income tax expense	8,819	7,890
Effective tax rate	31.8%	36.9%
The effective income tax rate for the year ended December 31, 2010 was 31.8% compared to 36.9% for the same period in 2009. The rate was lower in 2010 as compared to 2009 due primarily to a change in estimate associated with uncertain tax positions. During 2010 a federal tax exam concluded in no proposed adjustment and the statute of limitations covering certain other tax positions expired. These changes resulted in a decrease of $1.5 million in the accrued liability for unrecognized tax benefits, which favorably impacted income tax expense. In addition, the rate was affected by the settlement of a state taxing authority's examination and other prior year state liabilities, which increased state tax expense by $300,000.
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

Liquidity and Capital Resources
We have provided certain non-GAAP financial information as additional information for our operating results. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States ("GAAP") and may be different from non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, and other non-recurring income or expense (“Adjusted EBITDA”), and free cash flow, provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP metric used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. We also uses this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA, as defined in our Credit Agreement, represents net income (loss) plus (to the extent deducted in calculating such net income (loss)) interest expense, income tax expense, depreciation and amortization, non-cash stock option expenses, losses resulting from certain dispositions outside the ordinary course of business, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the Credit Agreement up to $250,000, deferred revenues written off in connection with acquisition purchase accounting adjustments, writeoff of non-cash stock compensation expense, and business interruption insurance proceeds, minus (to the extent included in calculating such net income (loss)) non-cash income or gains, interest income, and any income or gain resulting from certain dispositions outside the ordinary course of business.
We also consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and to fund future growth as well as to monitor compliance with financial covenants. We present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides our board of directors, management and investors with additional information to measure our performance, provide comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense) and tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and to estimate our value.
We present Adjusted EBITDA because covenants in our Credit Agreement contain ratios based on this measure. Our Credit Agreement is material to us because it is one of our primary sources of liquidity. If our Adjusted EBITDA were to decline below certain levels, covenants in our Credit Agreement that are based on Adjusted EBITDA may be violated and could cause a default and acceleration of payment obligations under our Credit Agreement. See Item 8 "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements," Note 8 for additional information on the covenants for our Credit Agreement.
Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity.
We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our liquidity or results as reported under GAAP. Some limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on your debt;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
To compensate for these limitations, management evaluates our liquidity by considering the economic effect excluded expense items independently as well as in connection with its analysis of cash flows from operations and through the use of other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analysis.
A reconciliation of Adjusted EBITDA for the years ending December 31, 2011, 2010 and 2009 (in thousands) follows:

	Year Ended December 31,
	2011	2010	2009
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$34,100	$18,899	$13,491
Interest expense	1,446	3,376	6,801
Deferred financing cost write-off	—	1,388	—
Interest income	(112)	(112)	(213)
Income tax expense	19,389	8,819	7,890
Depreciation	4,739	4,122	3,715
Amortization of intangible assets	10,062	11,431	14,270
Change in acquisition related contingencies	3,127	47	(1,505)
Gain on interest rate hedges	—	(216)	—
Non-cash stock compensation expense	4,676	3,589	5,090
Other income	124	4	77
Expenses incurred with equity offering	—	750	—
Adjusted EBITDA	$77,551	$52,097	$49,616

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$64,494	$47,068	$22,801
Interest expense	1,446	3,376	6,801
Amortization of deferred financing costs	(461)	(676)	(833)
Interest income	(112)	(112)	(213)
Income tax expense	19,389	8,819	7,890
Deferred income taxes	474	2,026	4,750
Change in accrual for unrecognized tax benefits	525	1,384	(478)
Change in accounts receivable	3,730	3,904	(1,631)
Change in deferred revenue	(11,672)	(12,582)	7,332
Payment of Rigzone acquisition contingency	4,660	—	—
Changes in working capital and other	(4,922)	(1,110)	3,197
Adjusted EBITDA	$77,551	$52,097	$49,616
Free Cash Flow
We define free cash flow as net cash provided by operating activities adding back the portion of payment of Rigzone acquisition contingency included in operating activities on the cash flows statement minus capital expenditures. We believe free cash flow is an important non-GAAP measure as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness or repurchase our common stock. We use free cash flow as a measure to reflect cash available to service our debt as well as to fund our expenditures. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period since it excludes cash used for capital expenditures during the period and is adjusted for acquisition related payments within operating cash flows.
We have summarized our free cash flow for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$64,494	$47,068	$22,801
Add: Portion of payment of Rigzone acquisition contingency included in operating activities	4,660	—	—
Purchases of fixed assets	(7,776)	(4,626)	(2,988)
Free cash flow	$61,378	$42,442	$19,813

Cash Flow Statement
We have summarized our cash flows for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	Year Ended December 31,
	2011	2010	2009
Cash from operating activities	$64,494	$47,068	$22,801
Cash from investing activities	(10,614)	(46,428)	(3,516)
Cash from financing activities	(41,595)	(1,769)	(31,170)
We have financed our operations primarily through cash provided by operating activities. At December 31, 2011, we had cash, cash equivalents and investments of $60.2 million compared to $45.2 million at December 31, 2010. Investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. Cash and cash equivalents held in non-U.S. jurisdictions totaled approximately $46.3 million at December 31, 2011. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the U.S. is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Our principal sources of liquidity are cash, cash equivalents and investments, as well as the cash flow that we generate from our operations. In addition, we had $70.0 million in borrowing capacity under our Credit Agreement at December 31, 2011. We believe that our existing cash, cash equivalents, investments, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Comparison of Years Ended December 31, 2011 and 2010
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and for the effect of changes in working capital. Net cash provided by operating activities was $64.5 million and $47.1 million for the years ended December 31, 2011 and 2010, respectively. The cash provided by operating activities during these periods increased primarily due to higher sales and the resulting increase in cash inflows during the period. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. During 2011, billings increased 35% as compared to the same period in 2010. Deferred revenue increased by $11.7 million in 2011, compared to an increase of $12.6 million in 2010. Included in the 2011 period was a $4.7 million use of cash for a portion of the Rigzone acquisition contingency payment that exceeded our initial estimate of deferred purchase price at the time of acquisition.
Investing Activities
Cash used by investing activities during the years ended December 31, 2011 and 2010 was $10.6 million and $46.4 million, respectively. The cash used during the year ended December 31, 2011 was primarily attributable to $5.0 million for purchases of investments and $7.8 million of cash used to purchase fixed assets, partially offset by $2.2 million for sales of investments. The 2010 period included $43.8 million of cash used to purchase WorldwideWorker and Rigzone.

Financing Activities
Cash used for financing activities during the years ended December 31, 2011 and 2010 was $41.6 million and $1.8 million, respectively. The cash used during the current year period was primarily due to $26.0 million of payments on our long-term debt, $19.5 million of payments under the Stock Repurchase Plan, and payment of acquisition related contingencies of $8.3 million, partially offset by cash inflows from stock option exercises. The offering of common stock during February 2011 had no net financing cash flow impact on the Company as proceeds received were used to purchase shares of common stock from certain members of our management and board of directors related to option exercises, which purchases resulted in treasury stock being held by the Company.
Comparison of Years Ended December 31, 2010 and 2009
Operating Activities

Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, write-off of deferred financing costs and gain or loss on interest rate hedges, and for the effect of changes in working capital. Net cash provided by operating activities was $47.1 million and $22.8 million for the years ended December 31, 2010 and 2009, respectively. The cash provided by operating activities during these periods increased primarily due to higher sales and the resulting increase in cash inflows during the period. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. During 2010, billings increased 47%. Deferred revenue increased by $12.6 million in 2010, compared to a decrease of $7.3 million in 2009. This movement of deferred revenue was due to an increase in sales and resulted in the strong cash generation that occurred in 2010.
Investing Activities
Cash used for investing activities during the years ended December 31, 2010 and 2009 was $46.4 million and $3.5 million, respectively. Cash used for investing activities in the year ended December 31, 2010 was primarily attributable to $43.8 million in cash used to acquire WorldwideWorker and Rigzone, $2.4 million in purchases of investments, and $4.6 million in capital expenditures, partially offset by sales of investments. Cash used for investing activities in the year ended December 31, 2009 was primarily attributable to the acquisition of AllHealthcareJobs, purchases of investments, and capital expenditures, partially offset by sales of investments. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities
Cash used for financing activities during the year ended December 31, 2010 and 2009 was $1.8 million and $31.2 million, respectively. The cash used during the year ended December 31, 2010 was primarily due to payments on our long-term debt and financing costs paid related to our Credit Agreement, offset by cash inflows from stock option exercises.
Financings and Capital Requirements

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2011, the Company was in compliance with all of the financial and other covenants under our Credit Agreement. Refer to Note 8 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Offerings of Stock
In December 2010, February 2011, and May 2011, we completed offerings of our common stock. We used the proceeds from the offerings in December 2010 and February 2011 to purchase shares of our common stock from certain current and former members of our management and board of directors. The purchase of these shares resulted in treasury stock being held by the Company. We did not receive any proceeds from the sale of shares by the selling stockholders.
Other Capital Requirements
We anticipate capital expenditures in 2012 to be approximately $6 to $8 million. We intend to use operating cash flows to fund capital expenditures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of December 31, 2011:

	Payments by period
	Total	2012-2013	2014-2015	Thereafter
	(in thousands)
Credit Agreement	$15,000	$8,000	$7,000	$—
Operating lease obligations	8,541	2,558	1,943	4,040
Total contractual obligations	$23,541	$10,558	$8,943	$4,040
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. During 2010, we entered into a lease for office space in Urbandale, Iowa, covering a period of ten years, which commenced November 2011 and increased future lease commitments by $5.5 million. As of December 31, 2011, we had $15.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR, Eurocurrency, or base rate loan) we choose. See Note 8 “Indebtedness” in our consolidated financial statements for additional information related to our revolving facility.
Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on a LIBOR rate, a Eurocurrency rate or a base rate. Assuming quarterly amortization payments of $1.0 million and an interest rate of 3.04% (the rate in effect on December 31, 2011) on our current borrowings, interest payments are expected to be $1.5 million in 2012-2013, $82,000 in 2014, and none thereafter.
We have a contingent payment of $1.6 million related to the WorldwideWorker acquisition that is expected to be paid in February 2012. This payment is based on the achievement of certain operating and financial goals for the WorldwideWorker business.
As of December 31, 2011, we recorded approximately $3.9 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2011 are $3.9 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $2.3 million of its unrecognized tax benefits may be recognized in the next 12 months as a result of a lapse of the statute of limitations.
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
Foreign Exchange Risk
We conduct business serving 19 markets, in five languages across Europe, Asia, Australia, and North America using the eFinancialCareers name. WorldwideWorker and Rigzone also conduct business outside the United States. For the years ended December 31, 2011 and 2010, approximately 24% and 23% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Stockholders' Equity and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues in 2011 would have been a decrease of approximately $390,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2011 and 2010, our translation adjustment, net of tax, decreased stockholders’ equity by $12.1 million and $12.0 million, respectively.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.50% on the LIBOR and Eurocurrency loans and 1.75% to 2.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of December 31, 2011, we had outstanding borrowings of $15.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2012 on our current borrowings would increase by approximately $130,000.
We also have interest rate risk related to our portfolio of investments and money market accounts. Our investments and money market accounts will produce less income than expected if market interest rates fall.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dice Holdings, Inc.
Des Moines, Iowa

We have audited the accompanying consolidated balance sheets of Dice Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dice Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/S/ DELOITTE & TOUCHE, LLP

Des Moines, Iowa
February 3, 2012

DICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010
(in thousands, except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$55,237	$43,030
Investments	4,983	2,166
Accounts receivable, net of allowance for doubtful accounts of $1,515 and $1,308	20,684	16,921
Deferred income taxes—current	509	1,691
Income taxes receivable	—	3,019
Prepaid and other current assets	2,190	1,659
Total current assets	83,603	68,486
Fixed assets, net	8,726	5,674
Acquired intangible assets, net	56,471	66,500
Goodwill	176,365	176,406
Deferred financing costs, net of accumulated amortization of $650 and $189	957	1,418
Other assets	256	238
Total assets	$326,378	$318,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,599	$13,801
Deferred revenue	60,887	49,224
Current portion of acquisition related contingencies	1,557	10,144
Current portion of long-term debt	4,000	4,000
Income taxes payable	2,929	735
Total current liabilities	83,972	77,904
Long-term debt	11,000	37,000
Deferred income taxes—non-current	17,167	18,807
Accrual for unrecognized tax benefits	3,869	4,394
Acquisition related contingencies	—	1,226
Other long-term liabilities	1,154	1,164
Total liabilities	117,162	140,495
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued 69,364 and 65,952 shares, respectively; outstanding: 65,070 and 64,876 shares, respectively	694	660
Additional paid-in capital	285,153	256,246
Accumulated other comprehensive loss	(12,052)	(12,035)
Accumulated deficit	(21,501)	(55,601)
Treasury stock, 4,294 and 1,076 shares, respectively	(43,078)	(11,043)
Total stockholders’ equity	209,216	178,227
Total liabilities and stockholders’ equity	$326,378	$318,722
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2011, 2010, and 2009
(in thousands, except per share amounts)

	For the year ended December 31,
	2011	2010	2009
Revenues	$179,130	$128,997	$109,991
Operating expenses:
Cost of revenues	13,024	9,573	7,501
Product development	10,316	6,747	3,866
Sales and marketing	59,111	44,183	35,241
General and administrative	23,804	20,736	18,857
Depreciation	4,739	4,122	3,715
Amortization of intangible assets	10,062	11,431	14,270
Change in acquisition related contingencies	3,127	47	—
Total operating expenses	124,183	96,839	83,450
Operating income	54,947	32,158	26,541
Interest expense	(1,446)	(3,376)	(6,801)
Deferred financing cost write-off	—	(1,388)	—
Interest income	112	112	213
Gain from interest rate hedges	—	216	1,505
Other expense	(124)	(4)	(77)
Income before income taxes	53,489	27,718	21,381
Income tax expense	19,389	8,819	7,890
Net income	$34,100	$18,899	$13,491

Basic earnings per share	$0.52	$0.30	$0.22
Diluted earnings per share	$0.49	$0.28	$0.20

Weighted-average basic shares outstanding	65,809	62,665	62,266
Weighted-average diluted shares outstanding	70,053	67,926	66,074
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2011, 2010, and 2009
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2009	—	$—	62,210	$622	$226,432	$—	$(87,991)	$(15,557)	$123,506
Net income							13,491		13,491
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								5,578	5,578
Net unrealized loss on available-for-sale securities, net of tax of $19								(34)	(34)
Total comprehensive loss									19,035
Stock based compensation					5,090				5,090
Excess tax benefit over book expense from stock options exercised					18				18
Restricted stock issued			45	—					—
Stock issued to acquire AllHealthcareJobs			205	2	957				959
Exercise of common stock options			42	1	11				12
Balance at December 31, 2009	—	—	62,502	625	232,508	—	(74,500)	(10,013)	148,620
Net income							18,899		18,899
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								(2,023)	(2,023)
Net unrealized gain on available-for-sale securities, net of tax of $ -								1	1
Total comprehensive income									16,877
Stock based compensation					3,589				3,589
Excess tax benefit over book expense from stock options exercised					4,832				4,832
Restricted stock issued			144	2					2
Restricted stock forfeited			(4)	—					—
Proceeds from sale of common stock			1,076	11	11,032				11,043
Purchase of treasury stock related to option exercises						(11,043)			(11,043)
Exercise of common stock options			2,234	22	4,285				4,307
Balance at December 31, 2010	—	—	65,952	660	256,246	(11,043)	(55,601)	(12,035)	178,227
Net income							34,100		34,100
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								(19)	(19)
Net unrealized gain on available-for-sale securities, net of tax of $ -								2	2
Total comprehensive income									34,083
Stock based compensation					4,676				4,676
Excess tax benefit over book expense from stock options exercised					7,762				7,762
Restricted stock issued			480	4					4
Restricted stock forfeited or withheld to satisfy tax obligations			(17)	—		(171)			(171)
Proceeds from sale of common stock			868	9	11,934				11,943
Purchase of treasury stock related to option exercises						(11,943)			(11,943)
Purchase of treasury stock under stock repurchase plan						(19,921)			(19,921)
Exercise of common stock options			2,081	21	4,535				4,556
Balance at December 31, 2011	—	$—	69,364	$694	$285,153	$(43,078)	$(21,501)	$(12,052)	$209,216

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010, and 2009
(in thousands)

	For the year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$34,100	$18,899	$13,491
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	4,739	4,122	3,715
Amortization of intangible assets	10,062	11,431	14,270
Deferred income taxes	(474)	(2,026)	(4,750)
Amortization of deferred financing costs	461	676	833
Write-off of deferred financing costs	—	1,388	—
Share based compensation	4,676	3,589	5,090
Change in acquisition related contingencies	3,127	47	—
Change in accrual for unrecognized tax benefits	(525)	(1,384)	478
Changes in operating assets and liabilities:
Accounts receivable	(3,730)	(3,904)	1,631
Prepaid expenses and other assets	(557)	(76)	405
Accounts payable and accrued expenses	176	4,372	(1,087)
Income taxes receivable/payable	5,290	(2,041)	(2,182)
Deferred revenue	11,672	12,582	(7,332)
Payments to reduce interest rate hedge agreements	—	(333)	(514)
Payment of Rigzone acquisition contingency	(4,660)	—	—
Other, net	137	(274)	(1,247)
Net cash flows from operating activities	64,494	47,068	22,801
Cash flows from investing activities:
Purchases of fixed assets	(7,776)	(4,626)	(2,988)
Purchases of investments	(4,988)	(2,442)	(2,838)
Maturities and sales of investments	2,150	4,436	5,000
Payments for acquisitions	—	(43,796)	(2,690)
Net cash flows from investing activities	(10,614)	(46,428)	(3,516)
Cash flows from financing activities:
Payments on long-term debt	(26,000)	(78,300)	(33,200)
Proceeds from long-term debt	—	69,000	2,000
Proceeds from sale of common stock	11,943	11,043	—
Purchase of treasury stock related to option exercises	(11,943)	(11,043)	—
Payments under stock repurchase plan	(19,462)	—	—
Proceeds from stock option exercises	4,556	4,307	12
Payment of acquisition related contingencies	(8,280)	—	—
Excess tax benefit over book expense from stock options exercised	7,762	4,832	18
Financing costs paid	—	(1,608)	—
Other	(171)	—	—
Net cash flows from financing activities	(41,595)	(1,769)	(31,170)
Effect of exchange rate changes	(78)	(766)	1,666
Net change in cash and cash equivalents for the year	12,207	(1,895)	(10,219)
Cash and cash equivalents, beginning of year	43,030	44,925	55,144
Cash and cash equivalents, end of year	$55,237	$43,030	$44,925

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
The Company provides online recruiting and career development services. DHI provides services to recruit and retain technology, engineering, capital markets, financial services, energy, healthcare and security-cleared professionals through its principal operating subsidiaries. DCSI operates career management services for technology, engineering, healthcare and security-cleared professionals. DHI, through its subsidiaries eFC and JitM, operates career management services for capital markets and financial services professionals. DHI, through its subsidiaries WorldwideWorker DB FZ and Rigzone.com, Inc., operates career management, information and data services for the energy industry. During January 2012, we combined WorldwideWorker and Rigzone into one service under the Rigzone brand.

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
Classified revenue. Classified job posting revenues are derived from the sale of job postings to recruiters and employers. A job posting is the ability to list a job on the website for a 30 day period. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.
Data services revenue. Access to the Company's database of energy industry data is provided to customers for a fee. Data services revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months.
Job fair and recruitment event booth rentals. Job fair and recruitment event revenues are derived from renting booth space to recruiters and employers. Revenue from these sales is recognized when the job fair or recruitment event is held. Certain customers purchase access to resumes obtained at these career fairs, which revenue is recognized on a per event basis over the period of the contract.

Concentration of Credit Risk—Substantially all of the Company’s cash, cash equivalents and investments have been

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

invested in a diversified portfolio of high quality money market instruments, debt instruments of U.S. government agencies, and certificates of deposit with readily determinable quoted market values. The money market instruments comprise short-term bank deposits and money market funds invested in U.S. treasury securities, U.S. government agency securities, European government securities and United Kingdom government securities. The Company believes it is not exposed to any significant credit risk.
The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2011, 2010 and 2009.
Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Dice’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Statements of Cash Flows—All bank deposits and money market accounts are considered cash and cash equivalents.
The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2011	2010	2009
Supplemental cash flow information:
Interest paid	$983	$3,357	$6,605
Taxes paid	7,384	9,383	14,283
Non-cash investing and financing activities:
Issuance of common stock for the acquisition of AllHealthcareJobs	—	—	360
Contingent consideration to be paid in cash for acquisitions	—	10,510	863
Issuance of restricted stock for the acquisition of AllHealthcareJobs	—	—	599
Capital expenditures on fixed assets included in accounts payable and accrued expenses	144	18	608
Share repurchases included in accounts payable and accrued expenses	459	—	—
Investments—The Company’s investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. The inputs used in measuring fair value are quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets. Investments are classified and accounted for as available-for-sale and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income (Loss). If management determines that an unrealized loss is other-than-temporary, such loss will be charged to the statement of operations. There were no other-than-temporary charges during 2011, 2010 or 2009.
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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2011, 2010 and 2009 was $30.4 million, $20.3 million, $20.7 million, respectively.
Income Taxes—The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are stock based compensation, amortization of intangible assets, and depreciation of fixed assets.
Stock-Based Compensation—The Company has two plans to grant equity awards to certain employees and directors of the Company and its subsidiaries. See Note 12.
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
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. DHI’s significant estimates include the useful lives and valuation of fixed assets and intangible assets, goodwill, the income tax valuation allowance, the assumptions used to value the stock options of the Company, and the valuation of assets acquired and liabilities assumed from acquisitions.
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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
New Accounting Pronouncements—In October 2009, new accounting standards were issued in the ASC subtopic on Revenue Recognition-Multiple-Element Arrangements. The standards enable Companies to account for certain products and services (deliverables) separately rather than as a combined unit. The standards were adopted by the Company on January 1, 2011. The impact of these standards on the Company's financial statements was not significant.
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
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This update modifies the options for disclosure of the components of net income and comprehensive income. Companies now have the choice of a continuous statement or a two-schedule statement, in which all of the components of net income and comprehensive income are disclosed. Under the new guidance, the adjustments from net income to other comprehensive income are to be disclosed on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, which defers certain provisions of ASU 2011-05. ASU 2011-05’s provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented was indefinitely deferred by ASU 2011-12. During the deferral period, entities are required to comply with all existing requirements for reclassification adjustments in ASC 220. These updates are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company is evaluating the updates and does not anticipate that adoption will have a material impact on the Company's Consolidated Financial Statements.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under the revised guidance, companies testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. These updates are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is evaluating the revised guidance and does not anticipate that adoption will have a material impact on the Company's Consolidated Financial Statements.

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
WorldwideWorker- On May 6, 2010, the Company acquired the online and career-events business of WorldwideWorker.com (“WorldwideWorker”), a global leader in online recruitment for the energy industry. The purchase price

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consisted of initial consideration of $6.0 million in cash. Additional consideration of up to a maximum of $3.0 million in cash is payable upon the achievement of certain financial goals over the two year period ended December 31, 2011. The acquisition resulted in recording intangible assets of $4.9 million and goodwill of $4.9 million. During the year ended December 31, 2011, $230,000 was paid to the sellers for the achievement of financial goals related to the year ended December 31, 2010. A liability of $1.6 million was recorded as of December 31, 2011 for the estimated consideration which is expected to be paid in February 2012. The WorldwideWorker acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
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
Pro forma Information- The following pro forma condensed consolidated results of operations are presented as if the acquisitions of Rigzone, WorldwideWorker, and AllHealthcareJobs were completed as of January 1, 2009:

	For the year ended December 31,
	2010	2009

Revenues	$134,802	$119,899
Net income	17,646	9,611

The pro forma financial information represents the combined historical operating results of the Company, Rigzone,

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During January 2012, we combined WorldwideWorker and Rigzone into one service under the Rigzone brand.

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
Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets. The money market funds are valued using quoted prices in the market, and investments are valued using significant other observable inputs. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt as of December 31, 2011 and December 31, 2010 was approximately $15.0 million and $41.0 million, respectively, based on an estimate of current rates for debt of the same remaining maturities.
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 3- Acquisitions. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should certain events and certain financial metrics be reached. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to estimate the fair value of these liabilities. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. The expense is included in Change in Acquisition Related Contingencies on the Consolidated Statements of Operations.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of December 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,383	$—	$—	$25,383
Investments	—	4,983	—	4,983
Contingent consideration to be paid in cash for the acquisitions	—	—	1,557	1,557

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2010
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$19,370	$—	$—	$19,370
Investments	2,166	—	—	2,166
Contingent consideration to be paid in cash for the acquisitions	—	—	11,370	11,370

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	For the year ended December 31,
	2011	2010	2009
Contingent consideration for acquisitions
Balance at beginning of period	$11,370	$863	$—
Additions for acquisitions	—	10,510	863
Cash payments	(12,940)	(50)	—
Change in estimates included in earnings	3,127	47	—
Balance at end of period	$1,557	$11,370	$863

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
The Company determines whether the carrying value of recorded goodwill is impaired for each reporting unit on an annual basis or more frequently if indicators of potential impairment exist for each reporting unit. The impairment test for goodwill for the reporting units from the 2005 Dice Inc. acquisition is performed annually as of August 31 and resulted in no impairment. The impairment test for goodwill for the reporting units from the 2006 eFinancialCareers acquisition, the 2009 AllHealthcareJobs acquisition and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31 and resulted in no impairment. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. No impairment was indicated during the 2011 impairment tests. The fair value of each reporting unit was substantially in excess of the carrying value.
The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company determines

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.    INVESTMENTS
DHI’s investments are stated at fair value. These investments are available-for-sale. The following tables summarize the Company’s investments as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Maturity	Gross Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
U.S. Government and agencies	Within one year	$759	$1	$760
U.S. Government and agencies	1 to 5 years	1,516	2	1,518
Certificates of deposit	Within one year	1,239	1	1,240
Certificates of deposit	1 to 5 years	1,464	1	1,465
Total		$4,978	$5	$4,983

	As of December 31, 2010
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$2,165	$1	$2,166
Total		$2,165	$1	$2,166

6.    FIXED ASSETS, NET
Fixed assets, net consist of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Computer equipment and software	$16,226	$13,708
Furniture and fixtures	1,501	719
Leasehold improvements	641	1,664
Capitalized website development costs	5,820	4,394
	24,188	20,485
Less: Accumulated depreciation and amortization	(15,462)	(14,811)
Fixed assets, net	$8,726	$5,674

The Company experienced an increase in fixed assets from December 31, 2010 to December 31, 2011 due to assets purchased for a new data center and the Iowa-based operations center, offset by disposals from the prior locations.

7.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2011
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$18,000	$(14,277)	$(61)	$3,662	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	16,790	(9,095)	(495)	7,200	5.1 years
Customer lists	41,513	(37,430)	(720)	3,363	4.6 years
Candidate database	28,241	(24,949)	(46)	3,246	3.0 years
Order backlog	594	(594)	—	—	0.5 years
Acquired intangible assets, net	$144,138	$(86,345)	$(1,322)	$56,471

	As of December 31, 2010
	Cost	Acquisition of Worldwide Worker and Rigzone	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$12,420	$5,580	$18,000	$(12,927)	$(61)	$5,012	3.9 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	7,270	9,520	16,790	(6,102)	(524)	10,164	6.0 years
Customer lists	36,943	4,570	41,513	(36,337)	(724)	4,452	4.6 years
Candidate database	18,982	9,259	28,241	(20,443)	(46)	7,752	3.0 years
Order backlog	17	577	594	(474)	—	120	0.5 years
Acquired intangible assets, net	$114,632	$29,506	$144,138	$(76,283)	$(1,355)	$66,500

The life of certain WorldwideWorker intangible assets was reduced because these assets were no longer in service following the January 2012 shutdown of the WorldwideWorker site. Additional amortization of approximately $840,000 was included in Amortization of Intangible Assets in the Consolidated Statements of Operations for the year ended December 31, 2011.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of December 31, 2011, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

2012	$5,474
2013	3,167
2014	2,850
2015	2,016
2016	934
2017 and thereafter	3,030

 Indefinite Life on Trade Name
The Dice.com Trade Name / Trademark / Domain Name is one of the most recognized names of online job boards. Since Dice’s inception in 1991, the brand has been recognized as a leader in recruiting and career development services for technology and engineering professionals. Currently, the brand is synonymous with the most specialized online marketplace for technology industry-specific talent. The brand has significant online and offline presence in online recruiting and career development services. Considering the recognition of the brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice.com Trade Name / Trademark / Domain Name was

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined to be indefinite.

8.    INDEBTEDNESS
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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. During 2011, the Company was in compliance with all of the financial and other covenants under our Credit Agreement.
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
Additional borrowings of $36.0 million were made during August 2010 for the purchase of Rigzone. Repayments of $25.0 million on the revolving facility were made during the year ended December 31, 2010. Repayments during the year ended December 31, 2011 totaled $26.0 million, reducing the balance outstanding to $15.0 million. As of December 31, 2011, the revolving credit facility was undrawn.
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
The amounts borrowed under and terms of the Credit Agreement as of December 31, 2011 and 2010 are as follows (dollars in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011	December 31, 2010
Amounts Borrowed:
LIBOR rate loans	$15,000	$41,000
Total borrowed	$15,000	$41,000

Term loan facility	$15,000	$19,000
Revolving credit facility	—	22,000
Total borrowed	$15,000	$41,000

Maximum available to be borrowed under revolving facility	$70,000	$48,000

Interest rates:
LIBOR option:
Interest margin	2.75%	3.00%
Actual interest rates	3.04%	3.26%
Future maturities as of December 31, 2011 are as follows (in thousands):

2012	4,000
2013	4,000
2014	7,000
Total minimum payments	$15,000
Interest rate swaps are used by the Company for the purpose of interest rate risk management. The fair value of the swap agreement in place is reflected as an interest rate hedge liability on the Consolidated Balance Sheets. During the second quarter of 2010, a payment of $333,000 was made to terminate the swap agreement in place. There were no swap agreements outstanding following this payment. The change in the fair value of the swap agreement is included in gain from interest rate hedges in the Consolidated Statements of Operations.

9.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

2012	$1,523
2013	1,035
2014	969
2015	974
2016 and thereafter	4,040
Total minimum payments	$8,541
During 2010, the Company entered into a ten year non-cancelable operating lease for office space in Urbandale, Iowa, which commenced November 2011. This lease increased future lease commitments by $5.5 million. Rent expense was $1.8 million, $1.6 million, and $1.4 million for the years ended December 31, 2011, 2010, and 2009, respectively, and is included in General and Administrative expense on the Consolidated Statements of Operations.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Tax Contingencies
The Company operates in a number of tax jurisdictions and is subject to audits and reviews by various taxation authorities with respect to income, payroll, sales and use and other taxes and remittances. The Company may become subject to future tax assessments by various authorities for current or prior periods. The determination of the Company's worldwide provision for taxes requires judgment and estimation. There are many transactions and calculations where the ultimate tax determination is uncertain. The Company has recorded certain provisions for our tax estimates which we believe are reasonable. Refer to Note 13 for further detail.

10.    EQUITY TRANSACTIONS
Offerings of Stock—On December 15, 2010, the Company completed a secondary offering of its common stock("Secondary Offering"). The Company sold 1,075,633 shares of its common stock and selling stockholders sold an additional 12,724,367 shares of common stock at a price of $10.75 per share less underwriting commissions. The proceeds, net of underwriting commissions, received by the Company were $11.0 million. The Company used the proceeds to purchase shares of the Company's common stock from certain current and former members of the Company's management and board of directors. The purchase of these shares resulted in treasury stock being held by the Company. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
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
Stock Repurchase Plan—On August 15, 2011, the Company's Board of Directors approved a stock repurchase program that permits the Company to repurchase up to $30 million of its common stock over a one-year period (the "Stock Repurchase Plan"). During the year ended December 31, 2011, the Company purchased 2.3 million shares of its common stock on the open market under the Stock Repurchase Plan. These shares were purchased at an average cost of $8.52 per share, for a total of approximately $19.9 million. Approximately $459,000 of share repurchases had not settled as of December 31, 2011, and this amount is included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet as of December 31, 2011.
Convertible Preferred Stock—The Company has 20 million shares of convertible preferred stock authorized, with a $0.01 par value. No shares have been issued and outstanding since prior to our initial public offering in 2007. The rights, preferences, privileges and restrictions granted to and imposed on the convertible preferred stock are as set forth below. These provisions are related to the preferred stock that was outstanding during the period and the Company currently has no preferred stock outstanding. The Company’s amended and restated certificate of incorporation permits the terms of any preferred stock to be determined at the time of issuance.
Dividend provisions
The preferred stockholders are entitled to dividends only when dividends were paid to common shareholders. In the event of a dividend, the holders of the preferred shares are entitled to share in the dividend on a pro rata basis, as if their shares had been converted into shares of common stock.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Dividends—No dividends have been issued in 2011, 2010 or 2009. Our Credit Agreement limits our ability to issue dividends.

11.    COMPREHENSIVE INCOME
FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The unrealized gain (loss) on investments available-for-sale and foreign currency translation adjustments impact comprehensive income (loss). Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	Year ended December 31,
	2011	2010	2009
Unrealized gains (losses) on securities:
Balance at beginning of year	$1	$—	$34
Unrealized gains for the year, net of tax	2	1	—
Realized loss on securities included in net income	—	—	(34)
Balance at end of year	3	1	—
Foreign currency translation:
Balance at beginning of year	(12,036)	(10,013)	(15,591)
Translation adjustments, net of tax	(19)	(2,023)	5,578
Balance at end of year	(12,055)	(12,036)	(10,013)
Total:
Balance at beginning of year	(12,035)	(10,013)	(15,557)
Total adjustments for the year	(17)	(2,022)	5,544
Balance at end of year	$(12,052)	$(12,035)	$(10,013)

12.    STOCK BASED COMPENSATION
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
The Company recorded stock based compensation expense of $4.7 million, $3.6 million, and $5.1 million during the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, there was $10.4 million of unrecognized

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
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
The restricted stock vests in various increments on the anniversaries of each grant, subject to the recipient's continued employment or service through each applicable vesting date. Vesting for Board members and management occurs over one year and four years, respectively.
A summary of the status of restricted stock awards as of December 31, 2011 and 2010, and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the year	140,000	$6.59	45,000	$4.15	16,000	$8.09
Granted- Restricted Stock	480,000	$14.29	144,000	$6.58	45,000	$4.15
Forfeited during the year	(16,750)	$14.50	(4,000)	$6.08	—	$—
Vested during the year	(53,000)	$7.42	(45,000)	$4.15	(16,000)	$8.09
Non-vested at end of year	550,250	$12.98	140,000	$6.59	45,000	$4.15

Stock Options- The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. Because the Company’s stock has not been publicly traded for a period long enough to use to determine volatility, the average implied volatility rate for a similar entity was used. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants.

	Year Ended December 31,
	2011	2010	2009
The weighted average fair value of options granted	$6.33	$2.74	$1.61
Dividend yield	—%	—%	—%
Weighted average risk free interest rate	2.14%	1.46%	1.38%
Weighted average expected volatility	50.16%	48.74%	64.94%
Expected life (in years)	4.6	4.6	4.6

A summary of the status of options granted as of December 31, 2011, 2010 and 2009, and the changes during the years then ended is presented below:

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2011
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	10,763,097	$3.57	$116,085,316
Granted	296,000	$14.43
Exercised	(2,081,332)	$2.19	$25,011,227
Forfeited	(151,566)	$7.36
Options outstanding at December 31	8,826,199	$4.19	$38,284,701
Exercisable at December 31	6,994,787	$3.51	$33,538,128
Options expected to vest at December 31	1,666,350	$6.84

	Year Ended December 31, 2010
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	11,451,740	$2.82	$43,308,314
Granted	1,702,000	$6.53
Exercised	(2,233,789)	$1.93	$18,216,548
Forfeited	(156,854)	$4.92
Options outstanding at December 31	10,763,097	$3.57	$116,085,316
Exercisable at December 31	7,497,721	$2.71	$87,248,090

	Year Ended December 31, 2009
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	9,653,074	$2.77	$19,824,840
Granted	1,873,400	$3.06
Exercised	(41,906)	$0.28	$223,096
Forfeited	(32,828)	$4.88
Options outstanding at December 31	11,451,740	$2.82	$43,308,314
Exercisable at December 31	8,092,970	$2.11	$36,243,155

The weighted-average remaining contractual term of options exercisable at December 31, 2011 is 4.0 years. The following table summarizes information about options outstanding as of December 31, 2011:

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	1,577,017	3.7	1,577,017
$ 1.00 - $ 3.99	2,848,568	3.9	2,353,738
$ 4.00 - $ 5.99	607,823	4.8	582,322
$ 6.00 - $ 8.99	3,342,753	4.3	2,415,822
$ 9.00 - $ 14.50	450,038	6.1	65,888
	8,826,199		6,994,787

13.    INCOME TAXES
Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$3	$26
Allowance for doubtful accounts	394	420
Provision for accrued expenses and other, net	745	288
Stock based compensation	4,927	4,959
Capital loss	807	807
Deferred revenue	119	932
	6,995	7,432
Less valuation allowance	807	807
Deferred tax asset, net of valuation allowance	6,188	6,625
Deferred tax liabilities:
Provision for accrued expenses and other, net	(752)	—
Acquired intangibles	(19,626)	(22,487)
Depreciation of fixed assets	(2,468)	(1,254)
Deferred tax liabilities	(22,846)	(23,741)
Net deferred tax liability	$(16,658)	$(17,116)
Recognized in Consolidated Balance Sheets:
Deferred tax asset—current	$509	$1,691
Net deferred tax liability—noncurrent	(17,167)	(18,807)
Net deferred tax liability	$(16,658)	$(17,116)
At December 31, 2011 and 2010, the Company had a $807,000 deferred tax asset related to a capital loss carryforward. The capital loss can only be offset against capital gains and expires in the 2013 tax year. The Company has set up a deferred tax asset valuation allowance fully offsetting the capital loss.
Tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010	2009
Current income tax expense:
Federal	$14,837	$7,849	$9,662
State	1,041	738	170
Foreign	3,970	2,355	2,171
Current income tax expense	19,848	10,942	12,003
Deferred income tax expense (benefit):
Federal	363	(1,074)	(2,846)
State	40	(35)	(98)
Foreign	(862)	(1,014)	(1,169)
Deferred income tax expense (benefit)	(459)	(2,123)	(4,113)
Income tax expense	$19,389	$8,819	$7,890

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Tax effect of permanent items	2.8%	1.2%	0.4%
State taxes, net of federal effect	1.7%	1.6%	0.4%
Difference between foreign and U.S. rates	(2.5)%	(1.6)%	(1.6)%
Change in unrecognized tax benefits	(1.0)%	(5.0)%	2.2%
Other	0.2%	0.6%	0.5%
Effective tax rate	36.2%	31.8%	36.9%
The Company’s income before tax from foreign entities was $12.4 million, $6.9 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company plans to continue to finance expansion and operating requirements of subsidiaries outside the U.S. through reinvestment of the undistributed earnings of these subsidiaries (approximately $41 million at December 31, 2011), and taxes that would result from potential distributions have not been provided. If earnings were distributed, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the U.S.
The Company follows the guidance in the FASB ASC topic on Income Taxes related to Uncertainty in Income Taxes. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2011 and 2010 the Company has recorded a liability of $3.9 million and $4.4 million, respectively, which consists of unrecognized tax benefits of $3.5 million and $4.1 million, respectively, and estimated accrued interest and penalties of $361,000 and $261,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2011, 2010 and 2009, interest and penalties recorded in the consolidated statements of operations were $100,000, $83,000 and $106,000, respectively. Following is a reconciliation of the amounts of unrecognized tax benefits for the year ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Unrecognized tax benefits—beginning of period	$4,133	$5,600	$5,228
Gross increases in tax positions related to current year	176	244	104
Gross increases (decreases) in tax positions related to prior year	338	(1,314)	268
Lapse of statute of limitations	(1,139)	(397)	—
Unrecognized tax benefits—end of period	$3,508	$4,133	$5,600

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balance of unrecognized tax benefits of $3.9 million and $4.4 million, as of December 31, 2011 and 2010, respectively, if recognized, would affect the effective tax rate.
The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is subject to U.S. federal, state, local or foreign examinations by tax authorities dating back to the year net operating losses began in 2000. The Company believes it is reasonably possible that as much as $2.3 million of its unrecognized tax benefits may be recognized by the end of 2012 as a result of a lapse of the statute of limitations.

14.    EMPLOYEE SAVINGS PLAN
The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $778,000, $560,000, and $477,000 for the years ended December 31, 2011, 2010 and 2009, respectively, to match employee contributions to the Savings Plan.

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
The following table shows the segment information for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
By Segment:
Revenues:
Tech & Clearance	$115,011	$88,206	$80,918
Finance	44,970	33,730	26,734
Energy	15,622	4,440	—
Other	3,527	2,621	2,339
Total revenues	$179,130	$128,997	$109,991

Depreciation:
Tech & Clearance	$3,894	$3,519	$3,324
Finance	529	449	333
Energy	98	48	—
Other	218	106	58
Total depreciation	$4,739	$4,122	$3,715

Amortization:
Tech & Clearance	$—	$3,240	$9,026
Finance	811	2,963	4,405
Energy	8,472	3,904	—
Other	779	1,324	839
Total amortization	$10,062	$11,431	$14,270

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating income (loss):
Tech & Clearance	$44,982	$27,686	$22,331
Finance	17,893	9,351	4,970
Energy	(5,123)	(3,111)	—
Other	(2,805)	(1,768)	(760)
Operating income	54,947	32,158	26,541
Interest expense	(1,446)	(3,376)	(6,801)
Deferred financing cost write-off	—	(1,388)	—
Interest income	112	112	213
Gain from interest rate hedges	—	216	1,505
Other expense	(124)	(4)	(77)
Income before income taxes	$53,489	$27,718	$21,381

Capital expenditures:
Tech & Clearance	$7,028	$2,992	$2,848
Finance	513	557	607
Energy	118	132	—
Other	272	332	90
Total capital expenditures	$7,931	$4,013	$3,545

By Geography:
Revenues:
U.S.	$136,738	$98,959	$86,964
Non- U.S.	42,392	30,038	23,027
Total revenues	$179,130	$128,997	$109,991

	December 31, 2011	December 31, 2010	December 31, 2009
Total assets:
Tech & Clearance	$160,903	$157,386	$160,513
Finance	104,490	92,956	95,882
Energy	56,346	63,349	—
Other	4,639	5,031	6,160
Total assets	$326,378	$318,722	$262,555
The following table shows the change in the carrying amount of goodwill by reportable segment as of December 31, 2011 and 2010 and the changes in goodwill for the years then ended (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Tech & Clearance	Finance	Energy	Other	Total

Goodwill	$84,778	$70,287	$—	$3,311	$158,376
Accumulated impairment losses	—	(7,213)	—	—	(7,213)
Accumulated foreign currency translation adjustments	—	(8,525)	—	—	(8,525)
Goodwill at December 31, 2009	$84,778	$54,549	$—	$3,311	$142,638
Goodwill acquired during the year	—	—	35,104	—	35,104
Foreign currency translation adjustment	—	(1,336)	—	—	(1,336)
Goodwill at December 31, 2010	$84,778	$53,213	$35,104	$3,311	$176,406

Goodwill	$84,778	$70,287	$35,104	$3,311	$193,480
Accumulated impairment losses	—	(7,213)	—	—	(7,213)
Accumulated foreign currency translation adjustments	—	(9,861)	—	—	(9,861)
Goodwill at December 31, 2010	$84,778	$53,213	$35,104	$3,311	$176,406
Foreign currency translation adjustment	—	(41)	—	—	(41)
Goodwill at December 31, 2011	$84,778	$53,172	$35,104	$3,311	$176,365

Balance at December 31, 2011
Goodwill	$84,778	$70,287	$35,104	$3,311	$193,480
Accumulated impairment losses	—	(7,213)	—	—	(7,213)
Accumulated foreign currency translation adjustments	—	(9,902)	—	—	(9,902)
	$84,778	$53,172	$35,104	$3,311	$176,365

Goodwill acquired during the year ended 2010 was the result of the WorldwideWorker and Rigzone acquisitions.

16.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase 277,000, 237,000, and 2.7 million shares were outstanding during the years ended December 31, 2011, 2010, and 2009, respectively, but were excluded from the calculation of diluted EPS for the years then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	2011	2010	2009
Net income	$34,100	$18,899	$13,491

Weighted-average shares outstanding—basic	65,809	62,665	62,266
Add shares issuable upon exercise of stock options	4,244	5,261	3,808
Weighted-average shares outstanding—diluted	70,053	67,926	66,074

Basic earnings per share	$0.52	$0.30	$0.22
Diluted earnings per share	$0.49	$0.28	$0.20

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 2011 and 2010:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2011
Revenues	$40,089	$44,881	$46,804	$47,356
Total operating expenses	29,322	32,406	31,805	30,650
Operating income	$10,767	$12,475	$14,999	$16,706

Net income	$6,587	$7,742	$9,311	$10,460
Basic earnings per common share	$0.10	$0.12	$0.14	$0.16
Diluted earnings per common share	$0.09	$0.11	$0.13	$0.15	[1]

2010
Revenues	$26,827	$29,921	$34,360	$37,889
Total operating expenses	20,758	23,460	25,583	27,038
Operating income	$6,069	$6,461	$8,777	$10,851

Net income	$3,301	$3,688	$6,166	$5,744
Basic earnings per common share	$0.05	$0.06	$0.10	$0.09
Diluted earnings per common share	$0.05	$0.05	$0.09	$0.08	[1]

____________________

[1]	Due to rounding, the sum of the quarters may not equal the full year amount.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2011 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dice Holdings, Inc.
Des Moines, Iowa
We have audited the internal control over financial reporting of Dice Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 3, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/S/ DELOITTE & TOUCHE, LLP
Des Moines, Iowa
February 3, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by Item 10 pertaining to directors will be set forth in our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2011 and is incorporated herein by reference.
Executive Officers of the Company
Set forth below is information relating to the Company’s executive officers as of January 31, 2012.

Name	Age	Position
Scot W. Melland	49	Chairman, President and Chief Executive Officer
Michael P. Durney	49	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Thomas Silver	52	Senior Vice President, North America
Brian P. Campbell	47	Vice President, Business and Legal Affairs, General Counsel and Secretary
Paul Melde	51	Vice President of Technology
John Benson	50	Managing Director—Energy; Managing Director—International
Scot W. Melland has been our President and Chief Executive Officer and a Director since joining our predecessor, Dice Inc., in April 2001. Prior to joining the Company, he served as President and Chief Executive Officer of Vcommerce Corporation since 1999. From 1996 to 1999, he served as Vice President and later Senior Vice-President Interactive Services for Cendant Corporation. Previously, Mr. Melland served as Vice President, Investments and Alliances for Ameritech (now AT&T). Mr. Melland began his career as a consultant, joining McKinsey & Company in 1985. He is a member of the boards of directors of Globalspec, Inc. and Career Resources Inc., a nonprofit workforce development agency in Connecticut. He holds a B.S. in economics from the University of Pennsylvania and a M.B.A. from Harvard University’s Graduate School of Business Administration. Mr. Melland served as Dice Inc.’s President and Chief Executive Officer at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy in 2003.
Michael P. Durney has been our Senior Vice President, Finance and Chief Financial Officer since joining our predecessor, Dice Inc., in June 2000 and Treasurer since July 2002. Prior to joining the Company, he held the position of Vice President and Controller of USA Networks, Inc. (now known as IAC/InterActiveCorp.) from 1998 to 2000. Mr. Durney’s previous experience includes being the Chief Financial Officer of Newport Media, Inc. from 1996 to 1998, Executive Vice President, Finance of Hallmark Entertainment, Inc. from 1994 to 1996 and Vice President, Controller of Univision Television Group, Inc. from 1989 to 1994. Mr. Durney started his finance career at the accounting firm of Arthur Young & Company in 1983 and is a licensed Certified Public Accountant in the state of New York. He is the Chair of the Advisory Council of the School of Business and the Secretary of the board of directors of the College Foundation at the State University of New York at Oswego. Mr. Durney holds a B.S. degree in accounting from the State University of New York in Oswego. Mr. Durney served as Dice Inc.’s Senior Vice
President, Finance, Chief Financial Officer and Treasurer at the time it filed its voluntary petition under Chapter 11 of the
Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy in 2003.

Thomas M. Silver has been our Senior Vice President of North American operations since September 2009. He served as our Senior Vice President and Chief Marketing Officer since 2007 and joined our predecessor, Dice Inc., in July 2001 as the Senior Vice President of Marketing and Customer Support. Bringing more than 20 years of executive marketing and management experience, Mr. Silver is responsible for overseeing our sales, marketing and advertising, telesales, and product management efforts in our North America region. Additionally, Mr. Silver manages all aspects of customer service to ensure optimal performance for our client base. He is a graduate of Cornell University and holds a M.B.A. from New York University School of Business. Mr. Silver served as Dice Inc.’s Senior Vice President of Marketing and Customer Support at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon Dice Inc.’s emergence from bankruptcy in 2003.
Brian P. Campbell has been our Vice President, General Counsel and Corporate Secretary since joining our predecessor, Dice Inc., in January 2000 and has been Vice President, Business and Legal Affairs since June 2003. Mr. Campbell is responsible for managing our legal affairs, including intellectual property, mergers and acquisitions, strategic alliances, corporate securities, real estate, litigation and employment law, as well as supervising outside counsel. Mr. Campbell also oversees our privacy initiatives. Prior to joining the Company, Mr. Campbell served as Vice President, General Counsel and Corporate Secretary at CMP Media, where he worked since 1995. From 1988 to 1995, Mr. Campbell worked as a Corporate Associate at the law firm of Mudge, Rose, Guthrie, Alexander and Ferdon. He earned a J.D. from St. John’s University School of Law and a B.A. from the University of Virginia. Mr. Campbell served as Dice Inc.’s Vice President, General Counsel and
Secretary at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon
Dice Inc.’s emergence from bankruptcy in 2003.
Paul Melde has been our Vice President of Technology since joining our predecessor, Dice Inc., in June 2000. Mr. Melde is responsible for information technology operations and oversees software development, business systems, site operations, systems management and telecommunications. He has more than 15 years of information technology management experience. Mr. Melde received both his B.S. and M.A. from Iowa State University. Mr. Melde served as Dice Inc.’s Vice President of
Technology at the time it filed its voluntary petition under Chapter 11 of the Bankruptcy Code and served in that position upon
Dice Inc.’s emergence from bankruptcy in 2003.
John Benson joined our company when we acquired eFinancialGroup in October 2006. Mr. Benson founded eFinancialCareers in 2000 and served as its Chief Executive Officer from 2001 to 2010. Mr. Benson now serves as the Managing Director of Energy. He has over 20 years experience in the publishing and finance industries. Mr. Benson holds a M.A. from Edinburgh University in Scotland.

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

10.1	Purchase Agreement, dated December 9, 2010, by and among Dice Holdings, Inc. and the Management Sellers named therein.
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

(b)	Financial Statement Schedules.

Page
Schedule I—Financial Information of the Parent Company	80
Schedule II—Consolidated Valuation and Qualifying Accounts	84

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS
As of December 31, 2011 and 2010
(in thousands, except per share data)

	2011	2010
ASSETS
Cash and cash equivalents	$1,142	$22
Investments	4,983	2,166
Investment in subsidiaries	477,182	426,019
Total assets	$483,307	$428,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable to subsidiaries	$268,928	$244,967
Interest payable to subsidiaries	5,163	5,013
Total liabilities	274,091	249,980
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued 69,364 and 65,952 shares, respectively; outstanding: 65,070 and 64,876 shares, respectively	694	660
Additional paid-in capital	285,153	256,246
Accumulated other comprehensive income	(12,052)	(12,035)
Accumulated deficit	(21,501)	(55,601)
Treasury stock, 4,294 and 1,076 shares, respectively	(43,078)	(11,043)
Total stockholders’ equity	209,216	178,227
Total liabilities and stockholders’ equity	$483,307	$428,207
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2011, 2010, 2009
(in thousands)

	2011	2010	2009
Revenues:
Equity in earnings of subsidiaries from operations	$34,249	$19,100	$13,710
Operating income	34,249	19,100	13,710
General and administrative	(10)	(12)	(19)
Interest expense	(150)	(214)	(289)
Other income	11	25	89
Net income	$34,100	$18,899	$13,491
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2011, 2010 and 2009
(in thousands except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2009	—	$—	62,210	$622	$226,432	$—	$(87,991)	$(15,557)	$123,506
Net income							13,491		13,491
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								5,578	5,578
Net unrealized gain on available-for-sale securities, net of tax of $19								(34)	(34)
Total comprehensive loss									19,035
Stock based compensation					5,090				5,090
Excess tax benefit over book expense from stock options exercised					18				18
Restricted stock issued			45	—					—
Stock issued to acquire AllHealthcareJobs			205	2	957				959
Exercise of common stock options			42	1	11				12
Balance at December 31, 2009	—	—	62,502	625	232,508	—	(74,500)	(10,013)	148,620
Net income							18,899		18,899
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								(2,023)	(2,023)
Net unrealized loss on available-for-sale securities, net of tax of $ -								1	1
Total comprehensive income									16,877
Stock based compensation					3,589				3,589
Excess tax benefit over book expense from stock options exercised					4,832				4,832
Restricted stock issued			144	2					2
Restricted stock forfeited			(4)	—					—
Proceeds from sale of common stock			1,076	11	11,032				11,043
Purchase of treasury stock related to option exercises						(11,043)			(11,043)
Exercise of common stock options			2,234	22	4,285				4,307
Balance at December 31, 2010	—	—	65,952	660	256,246	(11,043)	(55,601)	(12,035)	178,227
Net income							34,100		34,100
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax of $ -								(19)	(19)
Net unrealized gain on available-for-sale securities, net of tax of $ -								2	2
Total comprehensive income									34,083
Stock based compensation					4,676				4,676
Excess tax benefit over book expense from stock options exercised					7,762				7,762
Restricted stock issued			480	4					4
Restricted stock forfeited or withheld to satisfy tax obligations			(17)	—		(171)			(171)
Proceeds from sale of common stock			868	9	11,934				11,943
Purchase of treasury stock related to option exercises						(11,943)			(11,943)
Purchase of treasury stock under stock repurchase plan						(19,921)			(19,921)
Exercise of common stock options			2,081	21	4,535				4,556
Balance at December 31, 2011	—	$—	69,364	$694	$285,153	$(43,078)	$(21,501)	$(12,052)	$209,216
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010, and 2009
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$34,100	$18,899	$13,491
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of operations	(34,249)	(19,100)	(13,710)
Change in interest payable	150	214	289
Payment of Rigzone acquisition contingency	(4,660)	—	—
Other	21	49	68
Net cash from operating activities	(4,638)	62	138
Cash flows from investing activities:
Purchase of investments	(4,988)	(2,442)	(2,222)
Sales of investments	2,150	3,825	5,000
Acquisition of Rigzone	—	(38,898)	—
Net cash from investing activities	(2,838)	(37,515)	2,778
Cash flows from financing activities:
Proceeds from notes payable to subsidiaries	36,738	38,898	—
Payments on notes payable to subsidiaries	(12,777)	(10,571)	(10,000)
Proceeds from sale of common stock	11,943	11,043	—
Purchase of treasury stock related to stock options	(11,943)	(11,043)	—
Payments under stock repurchase plan	(19,462)	—	—
Proceeds from stock option exercises	4,556	4,307	12
Payment of acquisition related contingencies	(8,050)	—	—
Excess tax benefit on stock option exercises	7,762	4,832	18
Other	(171)	—	—
Net cash from financing activities	8,596	37,466	(9,970)
Net change in cash and cash equivalents for the year	1,120	13	(7,054)
Cash and cash equivalents, beginning of year	22	9	7,063
Cash and cash equivalents, end of year	$1,142	$22	$9
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE II
DICE HOLDINGS, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2009, 2010 and 2011
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions(1)	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2009	$1,504	$1,067	$(807)	$1,764
Year ended December 31, 2010	1,764	(46)	(410)	1,308
Year ended December 31, 2011	1,308	475	(268)	1,515
Reserve for deferred tax assets:
Year ended December 31, 2009	$1,220	$—	$(178)	$1,042
Year ended December 31, 2010	1,042	—	(235)	807
Year ended December 31, 2011	807	—	—	807
Reserve for unrecognized tax benefits:
Year ended December 31, 2009	$5,300	$478	$—	5,778
Year ended December 31, 2010	5,778	244	(1,628)	4,394
Year ended December 31, 2011	4,394	176	(701)	3,869
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

Date:	February 3, 2012	DICE HOLDINGS, INC.
		By:	/S/ SCOT W. MELLAND
Scot W. Melland Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOT W. MELLAND	Chairman, President, Chief Executive Officer and Director	February 3, 2012
Scot W. Melland	(Principal Executive Officer)

/S/ MICHAEL P. DURNEY	Senior Vice President, Finance and Chief Financial Officer	February 3, 2012
Michael P. Durney	(Principal Financial and Accounting Officer)

/S/ JOHN W. BARTER	Director	February 3, 2012
John W. Barter

/S/ H. RAYMOND BINGHAM	Director	February 3, 2012
H. Raymond Bingham

/S/ PETER EZERSKY	Director	February 3, 2012
Peter Ezersky

/S/ DAVID S. GORDON	Director	February 3, 2012
David S. Gordon

/S/ DAVID C. HODGSON	Director	February 3, 2012
David C. Hodgson

/S/ WILLIAM WYMAN	Director	February 3, 2012
William Wyman

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
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

10.1	Purchase Agreement, dated December 9, 2010, by and among Dice Holdings, Inc. and the Management Sellers named therein.
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