Form 10-Q
period 2012-03-31
DICE HOLDINGS, INC.
filed 2012-04-25
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
As of April 20, 2012, there were 64,361,260 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011
	Notes to the Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

SIGNATURES		33

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I.
Item 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$62,766	$55,237
Investments	5,966	4,983
Accounts receivable, net of allowance for doubtful accounts of $1,515 and $1,515	18,780	20,684
Deferred income taxes—current	641	509
Prepaid and other current assets	2,810	2,190
Total current assets	90,963	83,603
Fixed assets, net	8,850	8,726
Acquired intangible assets, net	54,631	56,471
Goodwill	177,916	176,365
Deferred financing costs, net of accumulated amortization of $765 and $650	842	957
Other assets	306	256
Total assets	$333,508	$326,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,723	$14,599
Deferred revenue	69,698	60,887
Current portion of acquisition related contingencies	—	1,557
Current portion of long-term debt	4,000	4,000
Income taxes payable	3,592	2,929
Total current liabilities	92,013	83,972
Long-term debt	10,000	11,000
Deferred income taxes—non-current	16,586	17,167
Accrual for unrecognized tax benefits	4,078	3,869
Other long-term liabilities	1,153	1,154
Total liabilities	123,830	117,162
Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 70,366 and 69,364 shares, respectively; outstanding: 64,674 and 65,070 shares, respectively	704	694
Additional paid-in capital	287,563	285,153
Accumulated other comprehensive loss	(9,968)	(12,052)
Accumulated deficit	(12,882)	(21,501)
Treasury stock, 5,692 and 4,294 shares, respectively	(55,739)	(43,078)
Total stockholders’ equity	209,678	209,216
Total liabilities and stockholders’ equity	$333,508	$326,378
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues	$46,132	$40,089
Operating expenses:
Cost of revenues	3,127	2,691
Product development	3,162	2,495
Sales and marketing	16,570	14,176
General and administrative	6,287	5,715
Depreciation	1,251	1,051
Amortization of intangible assets	1,840	2,539
Change in acquisition related contingencies	—	655
Total operating expenses	32,237	29,322
Operating income	13,895	10,767
Interest expense	(317)	(444)
Interest income	12	24
Income before income taxes	13,590	10,347
Income tax expense	4,971	3,760
Net income	$8,619	$6,587

Basic earnings per share	$0.13	$0.10
Diluted earnings per share	$0.13	$0.09

Weighted-average basic shares outstanding	64,118	65,342
Weighted-average diluted shares outstanding	67,371	70,092
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$8,619	$6,587

Foreign currency translation adjustment	2,080	(2,919)
Unrealized gains on investments, net of tax of $3 and $0	4	1
Total other comprehensive income (loss)	2,084	(2,918)
Comprehensive income	$10,703	$3,669
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$8,619	$6,587
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,251	1,051
Amortization of intangible assets	1,840	2,539
Deferred income taxes	(710)	(782)
Amortization of deferred financing costs	115	117
Share based compensation	1,524	972
Change in acquisition related contingencies	—	655
Change in accrual for unrecognized tax benefits	209	106
Changes in operating assets and liabilities:
Accounts receivable	2,063	(1,105)
Prepaid expenses and other assets	(651)	(921)
Accounts payable and accrued expenses	(109)	(3,186)
Income taxes receivable/payable	612	(755)
Deferred revenue	8,588	9,507
Other, net	16	8
Net cash flows from operating activities	23,367	14,793
Cash flows from investing activities:
Purchases of fixed assets	(1,433)	(730)
Purchases of investments	(1,735)	—
Maturities and sales of investments	749	850
Net cash flows from investing activities	(2,419)	120
Cash flows from financing activities:
Payments on long-term debt	(1,000)	(20,000)
Proceeds from sale of common stock	—	11,943
Purchase of treasury stock related to option exercises	—	(11,943)
Payments under stock repurchase plan	(12,117)	—
Payment of acquisition related contingencies	(1,557)	(230)
Proceeds from stock option exercises	634	2,809
Purchase of treasury stock related to vested restricted stock	(408)	(171)
Excess tax benefit over book expense from stock options exercised	257	4,522
Net cash flows from financing activities	(14,191)	(13,070)
Effect of exchange rate changes	772	1,285
Net change in cash and cash equivalents for the period	7,529	3,128
Cash and cash equivalents, beginning of period	55,237	43,030
Cash and cash equivalents, end of period	$62,766	$46,158
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011 that are included in the Company’s Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2012.

2.   NEW ACCOUNTING STANDARDS
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2011. The Company adopted the amendments on January 1, 2012. The impact of these amendments on the Company's financial statements was not material, thus limited disclosures are included herein.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This update modifies the options for disclosure of the components of net income and comprehensive income. Companies now have the choice of a continuous statement or a two-schedule statement, in which all of the components of net income and comprehensive income are disclosed. Under the new guidance, the adjustments from net income to other comprehensive income are to be disclosed on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, which defers certain provisions of ASU 2011-05. ASU 2011-05’s provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented was indefinitely deferred by ASU 2011-12. During the deferral period, entities are required to comply with all existing requirements for reclassification adjustments in Accounting Standards Codification (“ASC”) 220. These updates are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the updates on January 1, 2012 and disclosed the components of comprehensive income in a separate statement.
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
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The money market funds are valued using quoted prices in the market, and investments are valued using significant other observable inputs. The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The estimated fair value of long-term debt as of March 31, 2012 and December 31, 2011 was approximately $14.0 million and $15.0 million, respectively. The Company estimated the fair value of long-term debt using Level 3 inputs, based on an estimate of current rates for debt of the same remaining maturities.
The Company had obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals were met. The fair value of this contingent consideration was determined using an expected present value technique. Expected cash flows were determined using the probability weighted-average of possible outcomes that would occur should certain events and certain financial metrics be reached. There was no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to estimate the fair value of these liabilities. The liabilities for the contingent consideration were established at the time of acquisition and were evaluated at each reporting period. A $1.6 million payment for WorldwideWorker was made during the three month period ended March 31, 2012, bringing the contingent consideration to be paid in the future to zero at March 31, 2012.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$26,720	$—	$—	$26,720
Investments	—	5,966	—	5,966

	As of December 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,383	$—	$—	$25,383
Investments	—	4,983	—	4,983
Contingent consideration to be paid in cash for the acquisitions	—	—	1,557	1,557

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Contingent consideration for acquisitions
Balance at beginning of period	$1,557	$11,370
Cash payments	(1,557)	(230)
Change in estimates included in earnings	—	655
Balance at end of period	$—	$11,795

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

4.    INVESTMENTS
DHI’s investments are stated at fair value. These investments are available-for-sale. The following tables summarize the Company’s investments (in thousands):

	As of March 31, 2012
	Maturity	Gross Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
U.S. Government and agencies	Within one year	$754	$1	$755
U.S. Government and agencies	1 to 5 years	2,528	—	2,528
Certificates of deposit	Within one year	490	1	491
Certificates of deposit	1 to 5 years	2,184	8	2,192
Total		$5,956	$10	$5,966

	As of December 31, 2011
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$759	$1	$760
U.S. Government and agencies	1 to 5 years	1,516	2	1,518
Certificates of deposit	Within one year	1,239	1	1,240
Certificates of deposit	1 to 5 years	1,464	1	1,465
Total		$4,978	$5	$4,983

5.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of March 31, 2012
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$17,500	$(14,031)	$(61)	$3,408	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	15,490	(8,067)	(498)	6,925	5.1 years
Customer lists	41,513	(37,699)	(724)	3,090	4.6 years
Candidate database	28,241	(25,987)	(46)	2,208	3.0 years
Acquired intangible assets, net	$141,744	$(85,784)	$(1,329)	$54,631

	As of December 31, 2011
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$18,000	$(14,277)	$(61)	$3,662	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	16,790	(9,095)	(495)	7,200	5.1 years
Customer lists	41,513	(37,430)	(720)	3,363	4.6 years
Candidate database	28,241	(24,949)	(46)	3,246	3.0 years
Acquired intangible assets, net	$143,544	$(85,751)	$(1,322)	$56,471

The WorldwideWorker brand and technology were retired during the three months ended March 31, 2012. The total cost and accumulated amortization were reduced as shown in the tables above.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of March 31, 2012, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

April 1, 2012 through December 31, 2012	$3,634
2013	3,167
2014	2,850
2015	2,016
2016	934
2017 and thereafter	3,030

6.    INDEBTEDNESS
Credit Agreement- In July 2010, the Company entered into a Credit Agreement (the “Credit Agreement”), which provides for a revolving facility of $70.0 million and a term facility of $20.0 million, with each facility maturing in January 2014. Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.50% on LIBOR and Eurocurrency loans and 1.75% to 2.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. Quarterly payments of $1.0 million of principal are required on the term loan facility. The revolving loans and term loan may be prepaid at any time without penalty, although payments of principal on the term loan facility result in permanent reductions to that facility.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. In February 2012, the Credit Agreement was amended to permit stock repurchases totaling an aggregate of $100 million from the date of the amendment through the expiration of the Credit Agreement. In addition, certain other covenants were amended to remove stock repurchases from the calculation under such covenants. As of March 31, 2012, the Company was in compliance with all of the financial and other covenants under our Credit Agreement.
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
Repayments of $26.0 million on the revolving facility were made during the year ended December 31, 2011. Repayments during the three months ended March 31, 2012 totaled $1.0 million, reducing the balance outstanding at March 31, 2012 to $14.0 million. As of March 31, 2012, the revolving credit facility was undrawn.
The amounts borrowed under and terms of the Credit Agreement are as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Amounts Borrowed:
LIBOR rate loans	$14,000	$15,000
Total borrowed	$14,000	$15,000

Term loan facility	$14,000	$15,000
Revolving credit facility	—	—
Total borrowed	$14,000	$15,000

Maximum available to be borrowed under revolving facility	$70,000	$70,000

Interest rates:
LIBOR option:
Interest margin	2.75%	2.75%
Actual interest rates	2.99%	3.04%
Future maturities as of March 31, 2012 are as follows (in thousands):

April 1, 2012 through December 31, 2012	$3,000
2013	4,000
2014	7,000
Total minimum payments	$14,000

7.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of March 31, 2012 are as follows (in thousands):

April 1, 2012 through December 31, 2012	$1,139
2013	1,044
2014	969
2015	975
2016 and thereafter	3,973
Total minimum payments	$8,100
Rent expense was $498,000 and $439,000 for the three month periods ended March 31, 2012, and 2011, respectively and is included in General and Administrative expense on the Condensed Consolidated Statements of Operations.
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

8.    EQUITY TRANSACTIONS
Offerings of Stock—On February 22, 2011, the Company completed a secondary offering of its common stock. The Company sold 868,524 shares of its common stock and selling stockholders sold an additional 7,181,476 shares of common stock at a price of $14.25 per share less underwriting commissions. The proceeds, net of underwriting commissions, received by the Company were $11.9 million. The Company used the proceeds to purchase shares of the Company's common stock from certain members of the Company's management and board of directors. The purchase of these shares resulted in treasury stock being held by the Company. The Company is currently holding the shares in a treasury stock account. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
On May 13, 2011, certain stockholders completed a sale of 8,000,000 shares of common stock. No shares were sold by the Company, and the Company did not receive any proceeds from the sale of shares by the selling stockholders.
Stock Repurchase Plan—On August 15, 2011, the Company's Board of Directors approved a stock repurchase program that permitted the Company to repurchase up to $30 million of its common stock over a one year period (the “Stock Repurchase Plan I”). This plan concluded on March 8, 2012.
In March 2012, the Company's Board of Directors approved a stock repurchase program that permits the Company to repurchase up to $65 million of its common stock (the “Stock Repurchase Plan II”) and, together with the Stock Repurchase Plan I, the (“Stock Repurchase Plans”). This new authorization became effective upon the completion of the Stock Repurchase Plan I and will be in effect for one year.
During the three months ended March 31, 2012, the Company purchased approximately 1.4 million shares of its common stock on the open market. These shares were purchased at an average cost of $9.04 per share, for a total of approximately $12.3 million. Approximately $596,000 of share repurchases had not settled as of March 31, 2012, and this amount is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2012. As of March 31, 2012, there was approximately $62.8 million remaining to purchase under the Stock Repurchase Plan II.

9.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	March 31, 2012	December 31, 2011

Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(9,975)	$(12,055)
Unrealized gains on investments, net of tax of $3 and $0	7	3
Total accumulated other comprehensive loss, net	$(9,968)	$(12,052)

10.    STOCK BASED COMPENSATION
During the three months ended March 31, 2012 and in prior periods, the Company had two plans (the 2005 Plan and 2007 Plan) under which it could grant stock-based awards to certain employees, directors and consultants of the Company and its subsidiaries. On April 20, 2012, at the Company's Annual Meeting of Stockholders, the stockholders approved the Company's 2012 Omnibus Equity Award Plan. Compensation expense for stock-based awards made to employees, directors and consultants in return for service is recorded in accordance with Compensation-Stock Compensation of the FASB ASC. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.
The Company recorded stock based compensation expense of $1.5 million and $972,000 during the periods ended March 31, 2012 and 2011, respectively. At March 31, 2012, there was $17.9 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

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
A summary of the status of restricted stock awards as of March 31, 2012 and 2011, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	550,250	$12.98	140,000	$6.59
Granted- Restricted Stock	773,000	$8.97	414,500	$14.50
Forfeited during the period	(6,750)	$12.78	—	$—
Vested during the period	(128,431)	$12.60	(29,000)	$6.08
Non-vested at end of period	1,188,069	$10.41	525,500	$12.86

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

	Three Months Ended March 31,
	2012	2011
The weighted average fair value of options granted	$4.48	$6.34
Dividend yield	—%	—%
Weighted average risk free interest rate	0.84%	2.16%
Weighted average expected volatility	61.39%	49.92%
Expected life (in years)	4.6	4.6

A summary of the status of options granted as of March 31, 2012, and 2011, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,826,199	$4.19	38,284,701
Granted	483,000	$8.97	—
Exercised	(234,982)	$2.71	1,622,440
Forfeited	(17,000)	$5.14	—
Options outstanding at end of period	9,057,217	$4.48	45,552,154
Exercisable at end of period	7,128,732	$3.72	40,397,521

	Three Months Ended March 31, 2011
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	10,763,097	$3.57	116,085,316
Granted	291,000	$14.50	—
Exercised	(1,193,099)	$2.35	14,143,145
Forfeited	(43,938)	$5.50	—
Options outstanding at end of period	9,817,060	$4.03	108,801,867
Exercisable at end of period	6,944,232	$3.05	83,729,685
The weighted-average remaining contractual term of options exercisable at March 31, 2012 is 3.8 years. The following table summarizes information about options outstanding as of March 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	1,452,527	3.4	1,452,527
$ 1.00 - $ 3.99	2,813,129	3.6	2,422,279
$ 4.00 - $ 5.99	606,260	4.6	584,603
$ 6.00 - $ 8.99	3,735,263	4.5	2,525,674
$ 9.00 - $ 14.50	450,038	5.8	143,649
	9,057,217		7,128,732

11.    SEGMENT INFORMATION
The Company has three reportable segments: Tech & Clearance, Finance, and Energy. The Tech & Clearance reportable segment includes the Dice.com and ClearanceJobs.com businesses. The Finance reportable segment includes the eFinancialCareers business worldwide, including both the operating segments of North America and International. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates revenue from sales of recruitment packages and related services. The Company has other businesses and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include Targeted Job Fairs and AllHealthcareJobs, and are reported in the “Other” category. The Company’s foreign operations are comprised of a portion of the eFinancialCareers and Rigzone businesses, which operate in Europe, the Middle East and Asia Pacific.
The following table shows the segment information (in thousands):

	Three Months Ended March 31,
	2012	2011
By Segment:
Revenues:
Tech & Clearance	$31,060	$25,689
Finance	10,000	10,576
Energy	4,045	3,075
Other	1,027	749
Total revenues	$46,132	$40,089

Depreciation:
Tech & Clearance	$1,015	$852
Finance	149	125
Energy	23	30
Other	64	44
Total depreciation	$1,251	$1,051

Amortization:
Finance	$—	$242
Energy	1,734	1,998
Other	106	299
Total amortization	$1,840	$2,539

	Three Months Ended March 31,
	2012	2011

Operating income (loss):
Tech & Clearance	$11,710	$8,893
Finance	3,260	4,148
Energy	(461)	(1,487)
Other	(614)	(787)
Operating income	13,895	10,767
Interest expense	(317)	(444)
Interest income	12	24
Income before income taxes	$13,590	$10,347

Capital expenditures:
Tech & Clearance	$1,154	$807
Finance	95	124
Energy	5	21
Other	98	29
Total capital expenditures	$1,352	$981

By Geography:
Revenues:
U.S.	$36,397	$30,561
Non- U.S.	9,735	9,528
Total revenues	$46,132	$40,089

	March 31, 2012	December 31, 2011
Total assets:
Tech & Clearance	$165,146	$160,903
Finance	108,011	104,490
Energy	56,092	56,346
Other	4,259	4,639
Total assets	$333,508	$326,378
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2011 and March 31, 2012 and the changes in goodwill for the three month period ended March 31, 2012 (in thousands):

	Tech & Clearance	Finance	Energy	Other	Total

Balance, December 31, 2011	$84,778	$53,172	$35,104	$3,311	$176,365
Foreign currency translation adjustment	—	1,551	—	—	1,551
Goodwill at March 31, 2012	$84,778	$54,723	$35,104	$3,311	$177,916

12.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 389,000 and 291,000 shares were outstanding during the three month periods ended March 31, 2012 and 2011, respectively. These options were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Income from continuing operations—basic and diluted	$8,619	$6,587

Weighted-average shares outstanding—basic	64,118	65,342
Add shares issuable upon exercise of stock options	3,253	4,750
Weighted-average shares outstanding—diluted	67,371	70,092

Basic earnings per share	$0.13	$0.10
Diluted earnings per share	$0.13	$0.09

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information without limitation concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, and other non-recurring income or expense (“Adjusted EBITDA”), and free cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".
You should keep in mind that any forward-looking statement made by us herein, or elsewhere, speaks only as of the date on which it is made. New risks and uncertainties come up from time to time, and it is impossible to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities laws.
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
Through our predecessors, we have been in the recruiting and career development business for 21 years. Based on our operating structure, we have identified three reportable segments under the Segment Reporting topic of the FASB ASC. Our reportable segments include Tech & Clearance (which includes Dice.com and ClearanceJobs.com), Finance (which includes eFinancialCareers’ global business), and Energy (which includes WorldwideWorker and Rigzone, which were combined into one business under the Rigzone brand in January 2012). Targeted Job Fairs, and AllHealthcareJobs (acquired in June 2009) do not meet certain quantitative thresholds, and therefore are reported in the aggregate in the Other segment.
Recent Developments
In February 2012, the Credit Agreement was amended to permit stock repurchases totaling an aggregate of $100 million from the date of the amendment through the expiration of the Credit Agreement. In addition, certain other covenants were amended to remove stock repurchases from the calculation under such covenants.
On March 8, 2012, the Company's Board of Directors approved the purchase of up to $65 million of its common stock. The new authorization was effective upon the completion of the existing $30 million and will be in effect for one year.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and job posting capabilities. Our Finance and Energy segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At March 31, 2012, Dice.com had approximately 8,650 total recruitment package customers, and our other websites collectively served approximately 3,800 customers, including some customers who are also customers of Dice.com, as of the same date. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $69.7 million and $60.9 million at March 31, 2012 and December 31, 2011, respectively.
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
Critical Accounting Policies
This discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, goodwill and intangible assets, stock-based compensation and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe are reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments used in the preparation of our condensed consolidated financial statements.
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
Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on Dice.com, ClearanceJobs.com, eFinancialCareers.com, Rigzone.com, and AllHealthcareJobs.com. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. Our arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage. Revenue from recruitment events is recognized when the event is held.

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
Stock and Stock Based Compensation
We have granted stock options and restricted stock to certain of our employees and directors under our 2005 Omnibus Stock Plan and our 2007 Equity Award Plan. On April 20, 2012, at the Company's Annual Meeting of Stockholders, the stockholders approved the Company's 2012 Omnibus Equity Award Plan. We follow the Compensation-Stock Compensation subtopic of the FASB ASC. Compensation expense is recorded for stock awards made to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The fair value of options granted was estimated on the grant date using Black-Scholes option-pricing model. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant.
Results of Operations
Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2012	2011
	(in thousands, except percentages)
Tech & Clearance	$31,060	$25,689	$5,371	20.9%
Finance	10,000	10,576	(576)	(5.4)%
Energy	4,045	3,075	970	31.5%
Other	1,027	749	278	37.1%
Total revenues	$46,132	$40,089	$6,043	15.1%
Our revenues were $46.1 million for the three month period ended March 31, 2012 compared to $40.1 million for the same period in 2011, an increase of $6.0 million, or 15.1%.
We experienced an increase in the Tech & Clearance segment of $5.4 million, or 20.9%. The increase was partially a result of our recruitment package customers increasing from approximately 7,600 at March 31, 2011 to approximately 8,650 at March 31, 2012. In addition, our customers' usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 6% from the three month period ended March 31, 2011 to the three month period ended March 31, 2012. Customer yield on annual contracts at Dice.com has continued to increase, reaching record revenue per customer in the current period. Revenues increased at ClearanceJobs by $355,000 for the three month period ended March 31, 2012 as compared to the same period in 2011, an increase of 17.8%. From March 31, 2011 to March 31, 2012, ClearanceJobs increased its customers served by approximately 9%.
The Finance segment experienced a decline in revenue of $576,000, or 5.4%. The decrease was the result of a decline in recruitment activity beginning in the second half of 2011, primarily due to general economic uncertainties causing companies to slow hiring, decreasing the demand for our product. Currency impact for the three month period ended March 31, 2012 was a decrease to revenue of $170,000. In originating currency, revenue increased 1% in the Asia Pacific region and decreased 4% in the UK, 5% in Continental Europe, and 14% in North America.
Revenues for the Energy segment totaled $4.0 million$0.0 millionfor the three month period ended March 31, 2012, an increase of $970,000 from the comparable 2011 period. The increase was a result of customer growth and increased usage of our career center, as well as an increase in advertising revenue and more, higher revenue-generating events.
Revenues from the Other segment, which consists of Targeted Job Fairs and AllHealthcareJobs, increased by $278,000 or 37.1%. The increase was primarily the result of $221,000 of revenue growth at AllHealthcareJobs. Targeted Job Fairs experienced $57,000 of revenue growth due to conducting more job fairs.
Cost of Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Cost of revenues	$3,127	$2,691	$436	16.2%
Percentage of revenues	6.8%	6.7%
Our cost of revenues for the three month period ended March 31, 2012 was $3.1 million compared to $2.7 million for the same period in 2011, an increase of $436,000, or 16.2%. The increase in cost of revenues was primarily the result of an increase of $298,000 in the Tech & Clearance segment. The increase at the Tech & Clearance segment was primarily due to an increase in the number of network services personnel we employ and consulting services we used, due to platform modifications being made on our websites. The Energy segment experienced an increase of $77,000 related to costs associated with events.
Product Development Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Product Development	$3,162	$2,495	$667	26.7%
Percentage of revenues	6.9%	6.2%
Product development expenses for the three month period ended March 31, 2012 were $3.2 million compared to $2.5 million for the same period in 2011, an increase of $667,000 or 26.7%. The increase in product development was driven by increases in salaries and related costs, as well as increases in consulting services. Increases of $303,000, $178,000 and $163,000 were experienced in the Tech & Clearance, Finance and Energy segments, respectively, as we continue to enhance our websites across all brands.
Sales and Marketing Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Sales and Marketing	$16,570	$14,176	$2,394	16.9%
Percentage of revenues	35.9%	35.4%
Sales and marketing expenses for the three month period ended March 31, 2012 were $16.6 million compared to $14.2 million for the same period in 2011, an increase of $2.4 million or 16.9%. The Tech & Clearance segment experienced an increase in sales and marketing of $1.4 million, primarily related to an increase in advertising and other marketing costs of $1.1 million, compared to the same period in 2011, to $6.7 million. The increase in advertising and other marketing costs was partially due to increased spend for our online advertising and email and social network campaigns. We drive job seekers to our sites either through marketing or by improving product features and functionality. During the three months ended March 31, 2012, we increased our marketing spend primarily to promote interaction between job seekers and our websites. The Tech & Clearance segment experienced an increase of $305,000 in sales expenses due to increases in variable compensation and in credit card processing fees, as a result of growth in sales.
The Energy segment experienced an increase of $859,000 in sales and marketing expenses. The increase in the Energy segment was the result of increases in costs for sales staff and incentive compensation resulting from sales growth, as well as increased spending on advertising to job seekers and customers.
The Other segment increased by $205,000 from the three months ended March 31, 2011 to the same period in 2012. The increase was primarily driven by an increase of $179,000 related to the AllHealthcareJobs business, as marketing activities have been increased to drive customer growth.
The Finance segment experienced a decrease in overall sales and marketing expense of $99,000 to $3.7 million for the three months ended March 31, 2012. The decrease was primarily attributable to a decrease in sales, which decreased variable compensation for sales personnel.

General and Administrative Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
General and administrative	$6,287	$5,715	$572	10.0%
Percentage of revenues	13.6%	14.3%
General and administrative expenses for the three month period ended March 31, 2012 were $6.3 million compared to $5.7 million for the same period in 2011, an increase of $572,000 or 10.0%.
Stock-based compensation expense was $1.5 million, an increase of $552,000 compared to the same period in 2011. The increase was due to the annual grant of equity awards made in the current period and in the first quarter of 2011.
General and administrative expense for the Finance segment increased $189,000 in the period ended March 31, 2012, as compared to the same period in 2011. The increase was related to increases in employee-related and recruitment costs.
The Energy segment experienced a decrease of $252,000 due to a decrease in salaries and related costs, as well as management incentive compensation.
Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Depreciation	$1,251	$1,051	$200	19.0%
Percentage of revenues	2.7%	2.6%
Depreciation expense for the three month period ended March 31, 2012 was $1.3 million compared to $1.1 million for the same period of 2011, an increase of $200,000 or 19.0%. The increase was primarily related to increased depreciation on assets purchased for a data center conversion that occurred in the third quarter of 2011.
Amortization of Intangible Assets

	Three Months Ended March 31,		Decrease	Percent Change
	2012	2011
	(in thousands, except percentages)
Amortization	$1,840	$2,539	$(699)	(27.5)%
Percentage of revenues	4.0%	6.3%

Amortization expense for the three month period ended March 31, 2012 was $1.8 million compared to $2.5 million for the same period in 2011, a decrease of $699,000 or 27.5%. Amortization expense for the three month period ended March 31, 2012 decreased due to certain intangible assets from the eFinancialCareers, AllHealthcareJobs, Rigzone and Worldwideworker acquisitions becoming fully amortized.
Change in Acquisition Related Contingencies
There was no expense for acquisition related contingencies for the three month period ended March 31, 2012. In February 2012, a payment of $1.6 million related to the WorldwideWorker acquisition was made to the seller. As of March 31, 2012, all earn-out payments from the WorldwideWorker and Rigzone acquisitions have been made.
Operating Income
Operating income for the three month period ended March 31, 2012 was $13.9 million compared to $10.8 million for the same period in 2011, an increase of $3.1 million or 29.1%. The increase was primarily the result of the increase in revenues from the Tech & Clearance and Energy segments and lower amortization expense. This increase was partially offset by higher operating costs in all areas of the business, most notably sales and marketing and product development.

Interest Expense

	Three Months Ended March 31,		Decrease	Percent Change
	2012	2011
	(in thousands, except percentages)
Interest expense	$317	$444	$(127)	(28.6)%
Percentage of revenues	0.7%	1.1%
Interest expense for the three month period ended March 31, 2012 was $317,000 compared to $444,000 for the same period in 2011, a decrease of $127,000 or 28.6%. The decrease was due to lower borrowings outstanding during the three month period ended March 31, 2012, on average, as compared to the same period in 2011 due to payments made on our long-term debt facilities.
Income Taxes

	Three Months Ended March 31,
	2012	2011
	(in thousands, except percentages)
Income before income taxes	$13,590	$10,347
Income tax expense	4,971	3,760
Effective tax rate	36.6%	36.3%
The effective income tax rate was 36.6% and 36.3% for the three month period ended March 31, 2012 and March 31, 2011, respectively. Tax expense in the current period included derecognizing the benefits of a tax position based on the settlement of a federal tax examination. The current period also contained a change in the mix of taxable income between U.S. and non-U.S. jurisdictions, with a greater proportion of income earned in the U.S. The current period's effective tax rate on ordinary income was lower than the prior period's because of a decrease in permanent differences related to acquisition-related contingencies.
Liquidity and Capital Resources
We have provided certain non-GAAP financial information as additional information for our operating results. These measures are not in accordance with, or an alternative for measures in accordance with GAAP and may be different from non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as Adjusted EBITDA, and free cash flow, provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.
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
We present Adjusted EBITDA because covenants in our Credit Agreement contain ratios based on this measure. Our Credit Agreement is material to us because it is one of our primary sources of liquidity. If our Adjusted EBITDA were to decline below certain levels, covenants in our Credit Agreement that are based on Adjusted EBITDA may be violated and could cause a default and acceleration of payment obligations under our Credit Agreement. See Note 6 “Indebtedness” for additional information on the covenants for our Credit Agreement.
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
A reconciliation of Adjusted EBITDA for the three months ended March 31, 2012 and 2011 (in thousands) follows:

	For the three months ended March 31,
	2012	2011
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$8,619	$6,587
Interest expense	317	444
Interest income	(12)	(24)
Income tax expense	4,971	3,760
Depreciation	1,251	1,051
Amortization of intangible assets	1,840	2,539
Change in acquisition related contingencies	—	655
Non-cash stock compensation expense	1,524	972
Other income	—	(44)
Adjusted EBITDA	$18,510	$15,940

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$23,367	$14,793
Interest expense	317	444
Amortization of deferred financing costs	(115)	(117)
Interest income	(12)	(24)
Income tax expense	4,971	3,760
Deferred income taxes	710	782
Change in accrual for unrecognized tax benefits	(209)	(106)
Change in accounts receivable	(2,063)	1,105
Change in deferred revenue	(8,588)	(9,507)
Changes in working capital and other	132	4,810
Adjusted EBITDA	$18,510	$15,940
Free Cash Flow
We define free cash flow as net cash provided by operating activities. We believe free cash flow is an important non-GAAP measure as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness or repurchase our common stock. We use free cash flow as a measure to reflect cash available to service our debt as well as to fund our expenditures. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities is that free cash flow does not represent the total increase or decrease in the cash balance from operations for the period since it includes cash used for capital expenditures during the period and is adjusted for acquisition related payments within operating cash flows.
We have summarized our free cash flow for the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$23,367	$14,793
Purchases of fixed assets	(1,433)	(730)
Free cash flow	$21,934	$14,063

We have summarized our cash flows for the three month periods ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011
Cash from operating activities	$23,367	$14,793
Cash from investing activities	(2,419)	120
Cash from financing activities	(14,191)	(13,070)
We have financed our operations primarily through cash provided by operating activities. At March 31, 2012, we had cash, cash equivalents and investments of $68.7 million compared to $60.2 million at December 31, 2011. Investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. Cash and cash equivalents held in non-U.S. jurisdictions totaled approximately $48.2 million at March 31, 2012. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the U.S. is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Our principal sources of liquidity are cash, cash equivalents and investments, as well as the cash flow that we generate from our operations. In addition, we had $70.0 million in borrowing capacity under our Credit Agreement at March 31, 2012. We believe that our existing cash, cash equivalents, investments, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $23.4 million and $14.8 million for the three month periods ended March 31, 2012 and 2011, respectively. The cash provided by operating activities during these periods increased primarily due to higher sales and the resulting increase in cash inflows during the period. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. During the three months ended March 31, 2012, billings increased 10% as compared to the same period in 2011.
Investing Activities
During the three month period ended March 31, 2012, cash used by investing activities was $2.4 million compared to cash provided of $120,000 in the three month period ended March 31, 2011. Cash used by investing activities in the three month period ended March 31, 2012 was primarily attributable to $1.7 million for purchases of investments and $1.4 million of cash used to purchase fixed assets, partially offset by $749,000 for sales of investments. Cash provided by investing activities in the three month period ended March 31, 2011 was primarily attributable to the sales of investments, partially offset by capital expenditures. Capital expenditures are generally comprised of computer hardware, software, and website development costs.

Financing Activities
Cash used for financing activities during the three month period ended March 31, 2012 and 2011 was $14.2 million and $13.1 million, respectively. The cash used during the current year period was primarily due to $12.1 million of payments to repurchase the Company's common stock. During the three month period ended March 31, 2011, the cash used was primarily due to $20.0 million of debt payments, partially offset by stock option exercises of $2.8 million and the excess tax benefit from stock options exercised of $4.5 million.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. In February 2012, the Credit Agreement was amended to permit stock repurchases totaling an aggregate of $100 million from the date of the amendment through the expiration of the Credit Agreement. In addition, certain other covenants were amended to remove stock repurchases from the calculation under such covenants. As of March 31, 2012, the Company was in compliance with all of the financial and other covenants under our Credit Agreement. Refer to Note 6 “Indebtedness” in our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of March 31, 2012:

	Payments by period
	Total	April 1, 2012 through December 31, 2012	2013-2014	2015		Thereafter
	(in thousands)
Credit Agreement	$14,000	$3,000	$11,000	$—	—	$—
Operating lease obligations	8,100	1,139	2,013	975		3,973
Total contractual obligations	$22,100	$4,139	$13,013	$975		$3,973
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2012, we had $14.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR, Eurocurrency, or base rate loan) we choose. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to our revolving facility.
Future interest payments on our term loan and revolving facilities are variable due to our interest rate being based on a LIBOR rate, a Eurocurrency rate or a base rate. Assuming quarterly amortization payments of $1.0 million and an interest rate of 2.99% (the rate in effect on March 31, 2012) on our current borrowings, interest payments are expected to be $569,000 for April through December 2012 and $697,000 in 2013-2014.
As of March 31, 2012, we recorded approximately $4.1 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2012 are $4.1 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $2.4 million of its unrecognized tax benefits may be recognized in the next 12 months as a result of a lapse of the statute of limitations.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw improvement in recruitment activity, resulting in revenue and customer growth. In the second half of 2011 and the current period, we saw tougher market conditions in our financial services segment and a less urgent recruiting environment for technology professionals. If a slowdown in recruitment activity does occur, our revenues and results of operations will be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving 19 markets, in five languages across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone also conducts business outside the United States. For the three month periods ended March 31, 2012 and 2011, approximately 21% and 24% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the three months ended March 31, 2012 would have been a decrease of approximately $87,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2012 and December 31, 2011, our translation adjustment, net of tax, decreased stockholders’ equity by $10.0 million and $12.1 million, respectively. The change from December 31, 2011 to March 31, 2012 is primarily attributable to the position of the U.S. dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.5% on the LIBOR and Eurocurrency loans and 1.75% to 2.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of March 31, 2012, we had outstanding borrowings of $14.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2012 on our current borrowings would increase by approximately $95,000.
We also have interest rate risk related to our portfolio of investments and money market accounts. Our investments and money market accounts will produce less income than expected if market interest rates fall.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for the period covered by this report. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 15, 2011, the Company's Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $30 million of the Company's common stock over a one year period (the “Stock Repurchase Plan I”). This plan concluded on March 8, 2012.
In March 2012, the Company's Board of Directors approved a stock repurchase program that permits the Company to repurchase up to $65 million of its common stock (the “Stock Repurchase Plan II”) and, together with the Stock Repurchase Plan I, the (“Stock Repurchase Plans”). This new authorization became effective upon the completion of the Stock Repurchase Plan I and will be in effect for one year.
During the three months ended March 31, 2012, purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 through January 31, 2012	200,000	$8.79	200,000	$8,320,958
February 1 through February 29, 2012	682,024	8.90	682,024	2,249,878
March 1 through March 31, 2012	473,435	9.34	473,435	62,826,011
Total	1,355,459	$9.04	1,355,459

[1] No shares of the Company's common stock were purchased other than through a publicly announced plan or program.
[2] The Stock Repurchase Plan I concluded on March 8, 2012, and the Stock Repurchase Plan II commenced on such date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

On April 20, 2012, the Company held its annual meeting of stockholders. The matters voted upon were: (1) the election of one Class II director, (2) the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012, (3) advisory approval of the compensation of the Company’s executive officers and (4) approval of the Company's Omnibus 2012 Equity Award Plan.
The nominee for election to the board of directors – H. Raymond Bingham – was elected to serve for a three-year term. The results of the voting follows:

Nominee	For	Withheld	Broker Non-Votes
H. Raymond Bingham	49,711,833	6,172,155	3,436,374

The director elected at the annual meeting of stockholders is a Class II director (with a term expiring at the 2015 annual meeting). John W. Barter, Scot W. Melland and William W. Wyman continue to serve as Class III directors (with a term expiring at the 2013 annual meeting) and Peter R. Ezersky, David S. Gordon and David C. Hodgson continue to serve as Class I directors (with a term expiring at the 2014 annual meeting).
The proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2012 was approved. The results of the voting follows:

For	Against	Abstain	Broker Non-Votes
58,280,212	124,221	915,929	—

A majority of shareholders approved, on an advisory basis, the compensation of the Company’s executive officers. The results of the voting follows:

For	Against	Abstain	Broker Non-Votes
53,471,960	1,587,572	824,456	3,436,374

A majority of shareholders approved the Company’s Omnibus 2012 Equity Award Plan. The results of the voting follows:

For	Against	Abstain	Broker Non-Votes
42,777,261	12,280,024	826,703	3,436,374

Item 6.	Exhibits

10.1*	Employment Agreement dated as of February 27, 2012 between Dice Inc. and Bennett Smith.
10.2*	Employment Agreement dated as of November 16, 2004, and amended as of July 1, 2011 between eFinancialCareers Limited and James Bennett.
10.3*
Second Amendment to Credit Agreement dated February 17, 2012, among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Key Bank Capital Markets Inc., as Joint Lead Arrangers and Co-Book Managers.

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

DICE HOLDINGS, INC.
Date:	April 25, 2012	Registrant

/S/ SCOT W. MELLAND
Scot W. Melland
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/S/ MICHAEL P. DURNEY
Michael P. Durney, CPA
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*	Employment Agreement dated as of February 27, 2012 between Dice Inc. and Bennett Smith.
10.2*	Employment Agreement dated as of November 16, 2004, and amended as of July 1, 2011 between eFinancialCareers Limited and James Bennett.
10.3*
Second Amendment to Credit Agreement dated February 17, 2012, among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, Bank of America, N.A., as administrative agent, and Banc of America Securities LLC, J.P. Morgan Securities, Inc. and Key Bank Capital Markets Inc., as Joint Lead Arrangers and Co-Book Managers.

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