Form 10-Q
period 2012-06-30
DICE HOLDINGS, INC.
filed 2012-07-25
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
As of July 20, 2012, there were 62,124,640 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and 2011
	Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011
	Notes to the Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	33

SIGNATURES		35

Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I.
Item 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$50,835	$55,237
Investments	5,711	4,983
Accounts receivable, net of allowance for doubtful accounts of $1,598 and $1,515	17,220	20,684
Deferred income taxes—current	777	509
Prepaid and other current assets	2,166	2,190
Total current assets	76,709	83,603
Fixed assets, net	9,192	8,726
Acquired intangible assets, net	53,636	56,471
Goodwill	177,133	176,365
Deferred financing costs, net of accumulated amortization of $10 and $650	1,191	957
Other assets	278	256
Total assets	$318,139	$326,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,209	$14,599
Deferred revenue	66,834	60,887
Current portion of acquisition related contingencies	—	1,557
Current portion of long-term debt	—	4,000
Income taxes payable	2,027	2,929
Total current liabilities	84,070	83,972
Long-term debt	15,000	11,000
Deferred income taxes—non-current	15,914	17,167
Accrual for unrecognized tax benefits	4,055	3,869
Other long-term liabilities	1,151	1,154
Total liabilities	120,190	117,162
Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 70,691 and 69,364 shares, respectively; outstanding: 62,698 and 65,070 shares, respectively	707	694
Additional paid-in capital	290,232	285,153
Accumulated other comprehensive loss	(11,451)	(12,052)
Accumulated deficit	(3,428)	(21,501)
Treasury stock, 7,993 and 4,294 shares, respectively	(78,111)	(43,078)
Total stockholders’ equity	197,949	209,216
Total liabilities and stockholders’ equity	$318,139	$326,378
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$48,455	$44,881	$94,587	$84,970
Operating expenses:
Cost of revenues	3,825	3,592	6,952	6,283
Product development	3,214	2,373	6,376	4,868
Sales and marketing	16,037	15,572	32,607	29,748
General and administrative	6,730	6,039	13,017	11,754
Depreciation	1,275	1,113	2,526	2,164
Amortization of intangible assets	1,695	2,390	3,535	4,929
Change in acquisition related contingencies	—	1,327	—	1,982
Total operating expenses	32,776	32,406	65,013	61,728
Operating income	15,679	12,475	29,574	23,242
Interest expense	(1,052)	(342)	(1,369)	(786)
Interest income	44	31	56	55
Income before income taxes	14,671	12,164	28,261	22,511
Income tax expense	5,217	4,422	10,188	8,182
Net income	$9,454	$7,742	$18,073	$14,329

Basic earnings per share	$0.15	$0.12	$0.29	$0.22
Diluted earnings per share	$0.14	$0.11	$0.27	$0.20

Weighted-average basic shares outstanding	62,640	66,210	63,379	65,778
Weighted-average diluted shares outstanding	66,004	70,517	66,875	70,408
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$9,454	$7,742	$18,073	$14,329

Foreign currency translation adjustment	(1,487)	(139)	593	2,780
Unrealized gains (losses) on investments, net of tax of $2, $0, $5 and $0	4	—	8	(1)
Total other comprehensive income (loss)	(1,483)	(139)	601	2,779
Comprehensive income	$7,971	$7,603	$18,674	$17,108
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$18,073	$14,329
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,526	2,164
Amortization of intangible assets	3,535	4,929
Deferred income taxes	(1,520)	(881)
Amortization of deferred financing costs	967	232
Share based compensation	3,015	2,149
Change in acquisition related contingencies	—	1,982
Change in accrual for unrecognized tax benefits	186	106
Changes in operating assets and liabilities:
Accounts receivable	3,538	717
Prepaid expenses and other assets	33	(643)
Accounts payable and accrued expenses	(1,101)	(1,049)
Income taxes receivable/payable	(952)	3,709
Deferred revenue	5,860	10,488
Other, net	35	7
Net cash flows from operating activities	34,195	38,239
Cash flows from investing activities:
Purchases of fixed assets	(3,054)	(3,495)
Purchases of investments	(1,735)	(250)
Maturities and sales of investments	999	1,850
Net cash flows from investing activities	(3,790)	(1,895)
Cash flows from financing activities:
Payments on long-term debt	(16,500)	(24,000)
Proceeds from long-term debt	16,500	—
Proceeds from sale of common stock	—	11,943
Purchase of treasury stock related to option exercises	—	(11,943)
Payments under stock repurchase plan	(34,064)	—
Payment of acquisition related contingencies	(1,557)	(230)
Proceeds from stock option exercises	1,130	4,115
Purchase of treasury stock related to vested restricted stock	(392)	(171)
Excess tax benefit over book expense from stock options exercised	944	6,182
Financing costs paid	(1,101)	—
Net cash flows from financing activities	(35,040)	(14,104)
Effect of exchange rate changes	233	1,063
Net change in cash and cash equivalents for the period	(4,402)	23,303
Cash and cash equivalents, beginning of period	55,237	43,030
Cash and cash equivalents, end of period	$50,835	$66,333

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011 that are included in the Company’s Annual Report on Form 10-K. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six month period ended June 30, 2012.

2.   NEW ACCOUNTING STANDARDS
In September 2011, the FASB issued ASU No. 2011-08, Intangibles, Goodwill and Other. Under the revised guidance, companies testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the revised guidance, and it did not have a material impact on the Company's Consolidated Financial Statements.

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
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The money market funds are valued using quoted prices in the market, and investments are valued using significant other observable inputs. The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt approximate their fair values. The Company estimated the fair value of long-term debt using Level 3 inputs, based on an estimate of current rates for debt of the same remaining maturities.
The Company had obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals were met. The fair value of this contingent consideration was determined using an expected present value technique. Expected cash flows were determined using the probability weighted-average of possible outcomes that would occur should certain events and certain financial metrics be reached. There was no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to estimate the fair value of these liabilities. The liabilities for the contingent consideration were established at the time of acquisition and were evaluated at each reporting period. A $1.6 million payment for WorldwideWorker was made during the six month period ended June 30, 2012, bringing the contingent consideration to be paid in the future to zero at June 30, 2012.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of June 30, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$26,262	$—	$—	$26,262
Investments	—	5,711	—	5,711

	As of December 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,383	$—	$—	$25,383
Investments	—	4,983	—	4,983
Contingent consideration to be paid in cash for the acquisitions	—	—	1,557	1,557

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contingent consideration for acquisitions
Balance at beginning of period	$—	$11,795	$1,557	$11,370
Cash payments	—	—	(1,557)	(230)
Change in estimates included in earnings	—	1,327	—	1,982
Balance at end of period	$—	$13,122	$—	$13,122

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
The Company determines whether the carrying value of recorded goodwill is impaired for each reporting unit on an annual basis or more frequently if indicators of potential impairment exist for each reporting unit. The impairment test for goodwill for the reporting units from the 2005 Dice Inc. acquisition is performed annually as of August 31 and last resulted in no impairment. The impairment test for goodwill for the reporting units from the 2006 eFinancialCareers acquisition, the 2009 AllHealthcareJobs acquisition and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31 and last resulted in no impairment. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. No impairment was indicated during the 2011 impairment tests. The fair value of each reporting unit was substantially in excess of the carrying value.
The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company determines whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test is performed annually as of August 31 and last resulted in no impairment. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology, which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Changes in Company strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

4.    INVESTMENTS
DHI’s investments are stated at fair value. These investments are available-for-sale. The following tables summarize the Company’s investments (in thousands):

	As of June 30, 2012
	Maturity	Gross Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
U.S. Government and agencies	Within one year	$500	$1	$501
U.S. Government and agencies	1 to 5 years	2,523	3	2,526
Certificates of deposit	Within one year	490	1	491
Certificates of deposit	1 to 5 years	2,185	8	2,193
Total		$5,698	$13	$5,711

	As of December 31, 2011
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$759	$1	$760
U.S. Government and agencies	1 to 5 years	1,516	2	1,518
Certificates of deposit	Within one year	1,239	1	1,240
Certificates of deposit	1 to 5 years	1,464	1	1,465
Total		$4,978	$5	$4,983

5.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of June 30, 2012
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$17,600	$(14,285)	$(61)	$3,254	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	15,490	(8,331)	(498)	6,661	5.1 years
Customer lists	41,513	(37,971)	(724)	2,818	4.6 years
Candidate database	28,841	(26,892)	(46)	1,903	2.9 years
Acquired intangible assets, net	$142,444	$(87,479)	$(1,329)	$53,636

	As of December 31, 2011
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$18,000	$(14,277)	$(61)	$3,662	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	16,790	(9,095)	(495)	7,200	5.1 years
Customer lists	41,513	(37,430)	(720)	3,363	4.6 years
Candidate database	28,241	(24,949)	(46)	3,246	3.0 years
Acquired intangible assets, net	$143,544	$(85,751)	$(1,322)	$56,471

The WorldwideWorker brand and technology were retired during the six months ended June 30, 2012. The total cost and accumulated amortization were reduced as shown above in the total cost as of June 30, 2012.

On June 29, 2012, the Company purchased the assets of FINS.com. Identifiable intangible assets for the candidate database and mobile application technology are included in the total cost as of June 30, 2012 as shown above.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of June 30, 2012, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

July 1, 2012 through December 31, 2012	$2,289
2013	3,517
2014	2,850
2015	2,016
2016	934
2017 and thereafter	3,030

6.    INDEBTEDNESS
In June 2012, the Company, together with Dice Inc. and Dice Career Solutions, Inc. (collectively, the “Borrowers”) entered into a new Credit Agreement (the “Credit Agreement”), which provides for a revolving facility of $155.0 million maturing in June 2017. The Borrowers used $14.2 million of the proceeds from the Credit Agreement to pay the full amount of indebtedness and interest outstanding under the previously existing credit facility dated July 2010, terminating that facility. A portion of the proceeds was also used to pay certain costs associated with the Credit Agreement and for working capital purposes.
Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2012, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by three of the Company’s wholly-owned subsidiaries, JobsintheMoney.com, Inc., Targeted Job Fairs, Inc., and Rigzone.com, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.
Debt issuance costs of approximately $1.2 million were incurred and are being amortized over the life of the loan. These costs are included in interest expense. Unamortized deferred financing costs from the previous credit facility of $765,000 were written off and are included in interest expense during the three months ended June 30, 2012.
The Company's previous credit facility, which was in place from July 2010 to June 2012, provided for a revolving facility of $70.0 million and a term facility of $20.0 million and bore interest at a LIBOR rate, LIBOR rate, or base rate plus a margin. The margin ranges were from 2.75% to 3.50% on LIBOR loans and 1.75% to 2.50% on base rate loans.
The amounts borrowed as of June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Amounts Borrowed:
LIBOR rate loans	$13,000	$15,000
Base rate loans	2,000	—
Total borrowed	$15,000	$15,000

Term loan facility	n.a.	$15,000
Revolving credit facility	15,000	—
Total borrowed	$15,000	$15,000

Maximum available to be borrowed under revolving facility	$140,000	$70,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	2.75%
Actual interest rates	2.00%	3.04%
Base rate loans:
Interest margin	0.75%	—
Actual interest rates	4.00%	—
There are no scheduled amortization payments until maturity of the Credit Agreement in June 2017.

7.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of June 30, 2012 are as follows (in thousands):

July 1, 2012 through December 31, 2012	$1,048
2013	1,589
2014	1,511
2015	1,517
2016 and thereafter	4,814
Total minimum payments	$10,479
Rent expense was $509,000 and $1.0 million for the three and six month periods ended June 30, 2012, respectively, and $427,000 and $866,000 for the three and six month periods ended June 30, 2011, respectively and is included in General and Administrative expense on the Condensed Consolidated Statements of Operations. The Company entered into a lease for office space in London through July 2018 to replace existing office space. Future minimum payments increased by $3.4 million for this lease.
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
In March 2012, the Company's Board of Directors approved a stock repurchase program that permits the Company to repurchase up to $65 million of its common stock (the “Stock Repurchase Plan II” and, together with the Stock Repurchase Plan I, the “Stock Repurchase Plans”). This new authorization became effective upon the completion of the Stock Repurchase Plan I and will be in effect for one year.
During the three months ended June 30, 2012, the Company purchased approximately 2.3 million shares of its common stock on the open market. These shares were purchased at an average cost of $9.74 per share, for a total of approximately $22.4 million. Approximately $1.0 million of share repurchases had not settled as of June 30, 2012, and this amount is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012. As of June 30, 2012, there was approximately $40.4 million remaining under the Stock Repurchase Plan II.

9.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	June 30, 2012	December 31, 2011

Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(11,459)	$(12,055)
Unrealized gains on investments, net of tax of $5 and $0	8	3
Total accumulated other comprehensive loss, net	$(11,451)	$(12,052)

10.    STOCK BASED COMPENSATION
During the three months ended June 30, 2012 and in prior periods, the Company had two plans (the 2005 Plan and 2007 Plan) under which it could grant stock-based awards to certain employees, directors and consultants of the Company and its subsidiaries. On April 20, 2012, at the Company's Annual Meeting of Stockholders, the stockholders approved the Company's 2012 Omnibus Equity Award Plan. Compensation expense for stock-based awards made to employees, directors and consultants in return for service is recorded in accordance with Compensation-Stock Compensation of the FASB ASC. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.
The Company recorded stock based compensation expense of $1.5 million and $3.0 million during the three and six month periods ended June 30, 2012, respectively, and $1.2 million and $2.1 million during the three and six month periods ended June 30, 2011, respectively. At June 30, 2012, there was $16.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
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
A summary of the status of restricted stock awards as of June 30, 2012 and 2011, and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,188,069	$10.41	525,500	$12.86
Granted- Restricted Stock	71,800	$9.46	23,000	$15.94
Forfeited during the period	(40,625)	$10.34	(1,000)	$14.50
Vested during the period	(17,000)	$15.94	(24,000)	$9.05
Non-vested at end of period	1,202,244	$10.28	523,500	$13.16

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	550,250	$12.98	140,000	$6.59
Granted- Restricted Stock	844,800	$9.01	437,500	$14.58
Forfeited during the period	(47,375)	$10.69	(1,000)	$14.50
Vested during the period	(145,431)	$12.99	(53,000)	$7.42
Non-vested at end of period	1,202,244	$10.28	523,500	$13.16
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
The weighted average fair value of options granted	$3.62	$—	$4.42	$6.34
Dividend yield	—%	—	—%	—%
Weighted average risk free interest rate	0.84%	—	0.84%	2.16%
Weighted average expected volatility	44.88%	—	60.13%	49.92%
Expected life (in years)	4.6	—	4.6	4.6

A summary of the status of options granted as of June 30, 2012, and 2011, and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	9,057,217	$4.48	$45,552,154
Granted	40,000	$9.46	—
Exercised	(293,829)	$1.68	$2,523,760
Forfeited	(63,688)	$6.84	—
Options outstanding at end of period	8,739,700	$4.58	$43,605,127

	Three Months Ended June 30, 2011
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	9,817,060	$4.03	$114,201,250
Granted	—	$—	—
Exercised	(511,729)	$2.55	$6,892,626
Forfeited	(33,564)	$7.02	—
Options outstanding at end of period	9,271,767	$4.10	$87,646,935

	Six Months Ended June 30, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,826,199	$4.19	$38,284,701
Granted	523,000	$9.01	—
Exercised	(528,811)	$2.13	$4,146,200
Forfeited	(80,688)	$6.48	—
Options outstanding at end of period	8,739,700	$4.58	$43,605,127
Exercisable at end of period	7,057,791	$3.87	$39,514,154

	Six Months Ended June 30, 2011
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	10,763,097	$3.57	$116,085,316
Granted	291,000	$14.50	—
Exercised	(1,704,828)	$2.41	$21,035,771
Forfeited	(77,502)	$6.16	—
Options outstanding at end of period	9,271,767	$4.10	$87,646,935
Exercisable at end of period	6,746,017	$3.20	$69,637,173

The weighted-average remaining contractual term of options exercisable at June 30, 2012 is 3.6 years. The following table summarizes information about options outstanding as of June 30, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	1,283,336	3.2	1,283,336
$ 1.00 - $ 3.99	2,715,503	3.4	2,438,097
$ 4.00 - $ 5.99	605,135	4.3	587,321
$ 6.00 - $ 8.99	3,653,188	4.2	2,580,192
$ 9.00 - $ 14.50	482,538	5.7	168,845
	8,739,700		7,057,791

11.    SEGMENT INFORMATION
The Company has three reportable segments: Tech & Clearance, Finance, and Energy. The Tech & Clearance reportable segment includes the Dice.com and ClearanceJobs.com services. The Finance reportable segment includes the eFinancialCareers service worldwide, including both the operating segments of North America and International. The Energy reportable segment includes the Rigzone service. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates revenue from sales of recruitment packages and related services. The Company has other services and activities that individually are not more than 10% of consolidated revenues, net income, or total assets. These include AllHealthcareJobs and Targeted Job Fairs, and are reported in the “Other” category. The Company’s foreign operations are comprised of a portion of the eFinancialCareers and Rigzone services, which operate in Europe, the Middle East and Asia Pacific.

The following table shows the segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
By Segment:
Revenues:
Tech & Clearance	$32,243	$28,254	$63,303	$53,943
Finance	9,762	11,526	19,762	22,102
Energy	5,282	4,226	9,327	7,301
Other	1,168	875	2,195	1,624
Total revenues	$48,455	$44,881	$94,587	$84,970

Depreciation:
Tech & Clearance	$1,049	$899	$2,064	$1,751
Finance	137	130	286	255
Energy	23	29	46	59
Other	66	55	130	99
Total depreciation	$1,275	$1,113	$2,526	$2,164

Amortization:
Finance	$—	$246	$—	$488
Energy	1,600	1,877	3,334	3,875
Other	95	267	201	566
Total amortization	$1,695	$2,390	$3,535	$4,929

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating income (loss):
Tech & Clearance	$12,658	$10,096	$24,368	$18,989
Finance	3,480	4,343	6,740	8,491
Energy	367	(1,253)	(94)	(2,740)
Other	(826)	(711)	(1,440)	(1,498)
Operating income	15,679	12,475	29,574	23,242
Interest expense	(1,052)	(342)	(1,369)	(786)
Interest income	44	31	56	55
Income before income taxes	$14,671	$12,164	$28,261	$22,511

Capital expenditures:
Tech & Clearance	$1,153	$2,282	$2,307	$3,088
Finance	238	104	333	228
Energy	5	29	10	51
Other	238	105	336	134
Total capital expenditures	$1,634	$2,520	$2,986	$3,501

By Geography:
Revenues:
U.S.	$38,408	$33,800	$74,805	$64,360
Non- U.S.	10,047	11,081	19,782	20,610
Total revenues	$48,455	$44,881	$94,587	$84,970

	June 30, 2012	December 31, 2011
Total assets:
Tech & Clearance	$152,896	$160,903
Finance	106,587	104,490
Energy	54,387	56,346
Other	4,269	4,639
Total assets	$318,139	$326,378
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2011 and June 30, 2012 and the changes in goodwill for the six month period ended June 30, 2012 (in thousands):

	Tech & Clearance	Finance	Energy	Other	Total

Balance, December 31, 2011	$84,778	$53,172	$35,104	$3,311	$176,365
Addition for Acquisition	—	300	—	—	300
Foreign currency translation adjustment	—	468	—	—	468
Goodwill at June 30, 2012	$84,778	$53,940	$35,104	$3,311	$177,133

On June 29, 2012, the Company purchased the assets of FINS.com. The FINS.com acquisition is not deemed significant to the Company's financial results, thus limited disclosures are presented herein.

12.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 381,000 shares were outstanding during the three and six month periods ended June 30, 2012 and these options were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations—basic and diluted	$9,454	$7,742	$18,073	$14,329

Weighted-average shares outstanding—basic	62,640	66,210	63,379	65,778
Add shares issuable upon exercise of stock options	3,364	4,307	3,496	4,630
Weighted-average shares outstanding—diluted	66,004	70,517	66,875	70,408

Basic earnings per share	$0.15	$0.12	$0.29	$0.22
Diluted earnings per share	$0.14	$0.11	$0.27	$0.20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Through our predecessors, we have been in the recruiting and career development business for 21 years. Based on our operating structure, we have identified three reportable segments under the Segment Reporting topic of the FASB ASC. Our reportable segments include Tech & Clearance (which includes Dice.com and ClearanceJobs.com), Finance (which includes eFinancialCareers’ global service), and Energy (which includes WorldwideWorker and Rigzone, which were combined into one service under the Rigzone brand in January 2012). Targeted Job Fairs and AllHealthcareJobs (acquired in June 2009) do not meet certain quantitative thresholds, and therefore are reported in the aggregate in Other.
Recent Developments
On June 29, 2012, the Company purchased the assets of FINS.com and entered into an exclusive agreement with Dow

Jones & Company to provide and operate the online career centers for WSJ.com and MarketWatch.com in the United States.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and job posting capabilities. Our Finance and Energy segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At June 30, 2012, Dice.com had approximately 8,600 total recruitment package customers, and our other websites collectively served approximately 3,600 customers, including some customers who are also customers of Dice.com, as of the same date. Customers who buy multiple products or services are counted individually. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $66.8 million and $60.9 million at June 30, 2012 and December 31, 2011, respectively.
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

Fair Value of Acquired Businesses
We completed the acquisition of Dice Inc. in 2005, eFinancialGroup in 2006, AllHealthcareJobs in 2009, WorldwideWorker and Rigzone in 2010 and FINS.com in 2012. FASB ASC topic on Business Combinations requires acquired businesses to be recorded at fair value by the acquiring entity. The Business Combinations topic also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.
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
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Dice Acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 Acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test performed as of August 31, 2011 resulted in no impairment. The goodwill at the eFinancialCareers’ international business and eFinancialCareers’ North American business was primarily the result of the eFinancialGroup Acquisition in October 2006. Goodwill at the AllHealthcareJobs reporting unit is the result of the acquisition of AllHealthcareJobs assets in June 2009. The goodwill at the Energy segment is the result of the WorldwideWorker and Rigzone acquisitions during 2010. The annual test of impairment of goodwill from the eFinancialGroup, AllHealthcareJobs, WorldwideWorker, and Rigzone acquisitions is performed as of October 31 by comparing the goodwill recorded from these acquisitions to the fair value of the respective reporting units. The annual impairment test performed as of October 31, 2011 resulted in no impairment. The fair value of each reporting unit was substantially in excess of the carrying value.
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
Results of Operations
Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2012	2011
	(in thousands, except percentages)
Tech & Clearance	$32,243	$28,254	$3,989	14.1%
Finance	9,762	11,526	(1,764)	(15.3)%
Energy	5,282	4,226	1,056	25.0%
Other	1,168	875	293	33.5%
Total revenues	$48,455	$44,881	$3,574	8.0%
Our revenues were $48.5 million for the three month period ended June 30, 2012 compared to $44.9 million for the same period in 2011, an increase of $3.6 million, or 8.0%.
We experienced an increase in the Tech & Clearance segment of $4.0 million, or 14.1%. The increase was partially a result of our recruitment package customers increasing from approximately 8,050 at June 30, 2011 to approximately 8,600 at June 30, 2012. In addition, our customers' usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 5% from the three month period ended June 30, 2011 to the three month period ended June 30, 2012. Customer yield on annual contracts at Dice.com has continued to increase, reaching record revenue per customer in the current period. Revenues increased at ClearanceJobs by $315,000 for the three month period ended June 30, 2012 as compared to the same period in 2011, an increase of 14.5%. From June 30, 2011 to June 30, 2012, ClearanceJobs increased its customers served by approximately 8%.
The Finance segment experienced a decline in revenue of $1.8 million, or 15.3%. The decrease was the result of continued declines in recruitment activity, beginning in the second half of 2011, primarily due to the global economic slowdown including the European debt crisis and United Kingdom recession causing companies to slow hiring, decreasing the demand for our product. Currency impact for the three month period ended June 30, 2012 was a decrease to revenue of approximately $250,000. In originating currency, revenue decreased 8% in the Asia Pacific region, 10% in the UK, 12% in North America, and 27% in Continental Europe.
Revenues for the Energy segment totaled $5.3 million for the three month period ended June 30, 2012, an increase of $1.1 million from the comparable 2011 period. The increase was primarily a result of global customer growth and increased usage of our career center.
Revenues from the Other segment, which consists of Targeted Job Fairs and AllHealthcareJobs, increased by $293,000 or 33.5%. The increase was primarily the result of $184,000 of revenue growth at AllHealthcareJobs, due to continued customer growth. Targeted Job Fairs experienced $109,000 of revenue growth due to conducting higher revenue-generating job fairs.

Cost of Revenues

	Three Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Cost of revenues	$3,825	$3,592	$233	6.5%
Percentage of revenues	7.9%	8.0%
Our cost of revenues for the three month period ended June 30, 2012 was $3.8 million compared to $3.6 million for the same period in 2011, an increase of $233,000, or 6.5%. The increase in cost of revenues was primarily the result of an increase of $241,000 in the Energy segment, due to an increase in costs associated with recruitment events, partially offset by a decrease in costs related to the hosting of our website. The Other and Tech & Clearance segments experienced increases of $81,000 and $45,000, respectively. The Tech & Clearance segment increased due to our investment in an integrated enterprise platform to better service all of our brands, and the related personnel and consulting services to drive this initiative. This was partially offset by a decrease in expense for sales tax liabilities. The Finance segment experienced a decrease in cost of revenues of $134,000 compared to same period in 2011. The decrease was primarily related to a decrease in expense for sales tax liabilities.
Product Development Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Product Development	$3,214	$2,373	$841	35.4%
Percentage of revenues	6.6%	5.3%
Product development expenses for the three month period ended June 30, 2012 were $3.2 million compared to $2.4 million for the same period in 2011, an increase of $841,000 or 35.4%. Increases of $582,000, $110,000 and $80,000 were experienced in the Tech & Clearance, Energy and Finance segments, respectively. The increases were driven by additional salaries and related costs, as well as increases in consulting services, as we continue to enhance the user features and functionality of our websites across all brands.
Sales and Marketing Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Sales and Marketing	$16,037	$15,572	$465	3.0%
Percentage of revenues	33.1%	34.7%
Sales and marketing expenses for the three month period ended June 30, 2012 were $16.0 million compared to $15.6 million for the same period in 2011, an increase of $465,000 or 3.0%. The Tech & Clearance segment experienced an increase in sales and marketing of $806,000 compared to the same period in 2011, to $10.4 million. The increase is primarily related to an increase in advertising and other marketing costs of $822,000, due to increased spend for our online advertising, email and social network campaigns, as well as various advertising programs focused on specific geographical markets. We drive usage by professionals of our sites through a combination of marketing and by improving product features and functionality.
The Energy segment experienced an increase of $610,000 in sales and marketing expenses. The increase in the Energy segment was the result of marketing to Energy professionals and customer advertising spend, as well as increased costs related to expanding our worldwide sales organization and incentive compensation resulting from sales growth.
The Other segment increased by $213,000 from the three months ended June 30, 2011 to the same period in 2012. The increase was primarily driven by an increase of $148,000 related to the AllHealthcareJobs service, as we have increased sales personnel to drive customer growth.
The Finance segment experienced a decrease in overall sales and marketing expense of $1.2 million to $3.2 million for the three months ended June 30, 2012, primarily attributable to a decrease in spend on various advertising campaigns. Sales incentive compensation was lower due to lower sales performance during 2012.
General and Administrative Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
General and administrative	$6,730	$6,039	$691	11.4%
Percentage of revenues	13.9%	13.5%
General and administrative expenses for the three month period ended June 30, 2012 were $6.7 million compared to $6.0 million for the same period in 2011, an increase of $691,000 or 11.4%.
Stock-based compensation expense was $1.5 million, an increase of $314,000 compared to the same period in 2011. The increase was due to the annual grant of equity awards made in the first quarter of 2012.
General and administrative expense for the Finance segment increased $280,000 in the period ended June 30, 2012, as compared to the same period in 2011. The increase was related to increases in employee-related and recruitment costs.
Depreciation

	Three Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Depreciation	$1,275	$1,113	$162	14.6%
Percentage of revenues	2.6%	2.5%
Depreciation expense for the three month period ended June 30, 2012 was $1.3 million compared to $1.1 million for the same period of 2011, an increase of $162,000 or 14.6%. The increase was primarily related to increased depreciation on assets purchased for a data center conversion that occurred in the third quarter of 2011.
Amortization of Intangible Assets

	Three Months Ended June 30,		Decrease	Percent Change
	2012	2011
	(in thousands, except percentages)
Amortization	$1,695	$2,390	$(695)	(29.1)%
Percentage of revenues	3.5%	5.3%

Amortization expense for the three month period ended June 30, 2012 was $1.7 million compared to $2.4 million for the same period in 2011, a decrease of $695,000 or 29.1%. Amortization expense for the three month period ended June 30, 2012 decreased due to certain intangible assets from the eFinancialCareers, AllHealthcareJobs, Rigzone and Worldwideworker acquisitions becoming fully amortized.
Change in Acquisition Related Contingencies
There was no expense for acquisition related contingencies for the three month period ended June 30, 2012. In February 2012, a payment of $1.6 million related to the WorldwideWorker acquisition was made to the seller. As of June 30, 2012, all earn-out payments from the WorldwideWorker and Rigzone acquisitions have been made.
Operating Income
Operating income for the three month period ended June 30, 2012 was $15.7 million compared to $12.5 million for the same period in 2011, an increase of $3.2 million or 25.7%. The increase was primarily the result of the increase in revenues from the Tech & Clearance and Energy segments, lower amortization expense, and no acquisition contingency expense in the current period. The change in acquisition contingencies in the prior period was $1.3 million. This increase was partially offset by higher operating costs in all areas of the business, most notably product development expenses.

Interest Expense

	Three Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Interest expense	$1,052	$342	$710	207.6%
Percentage of revenues	2.2%	0.8%
Interest expense for the three month period ended June 30, 2012 was $1.1 million compared to $342,000 for the same period in 2011, an increase of $710,000 or 207.6%. The increase was due to the restructuring of debt during the three month period ended June 30, 2012. Unamortized deferred financing costs from the prior agreement of $765,000 were written off during the period, increasing interest expense. Partially offsetting this increase was lower interest expense due to lower borrowings during the current period as compared to the prior period.
Income Taxes

	Three Months Ended June 30,
	2012	2011
	(in thousands, except percentages)
Income before income taxes	$14,671	$12,164
Income tax expense	5,217	4,422
Effective tax rate	35.6%	36.4%
The effective income tax rate was 35.6% and 36.4% for the three month period ended June 30, 2012 and June 30, 2011, respectively. The lower rate in the current period is due to a decrease in permanent differences related to acquisition-related contingencies.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2012	2011
	(in thousands, except percentages)
Tech & Clearance	$63,303	$53,943	$9,360	17.4%
Finance	19,762	22,102	(2,340)	(10.6)%
Energy	9,327	7,301	2,026	27.7%
Other	2,195	1,624	571	35.2%
Total revenues	$94,587	$84,970	$9,617	11.3%
Our revenues were $94.6 million for the six month period ended June 30, 2012 compared to $85.0 million for the same period in 2011, an increase of $9.6 million, or 11.3%.
We experienced an increase in the Tech & Clearance segment of $9.4 million, or 17.4%. The increase was partially a result of our recruitment package customers increasing from approximately 8,050 at June 30, 2011 to approximately 8,600 at June 30, 2012. In addition, our customers' usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 6% from the six month period ended June 30, 2011 to the six month period ended June 30, 2012. Customer yield on annual contracts at Dice.com has continued to increase, reaching record revenue per customer in the current period. Revenues increased at ClearanceJobs by $670,000 for the six month period ended June 30, 2012 as compared to the same period in 2011, an increase of 16.1%. From June 30, 2011 to June 30, 2012, ClearanceJobs increased its customers served by approximately 8%.
The Finance segment experienced a decline in revenue of $2.3 million, or 10.6%. The decrease was the result of a continued decline in recruitment activity that began in the second half of 2011, primarily due to the European debt crisis and United Kingdom recession causing companies to slow hiring, decreasing the demand for our product. Currency impact for the six month period ended June 30, 2012 was a decrease to revenue of approximately $430,000. In originating currency, revenue decreased 4% in the Asia Pacific region, 5% in the UK, 13% in North America, and 16% in Continental Europe.
Revenues for the Energy segment totaled $9.3 million for the six month period ended June 30, 2012, an increase of $2.0 million from the comparable 2011 period. The increase was a result of global customer growth and increased usage of our career center, as well as an increase in advertising revenue and more, higher revenue-generating events.
Revenues from the Other segment, which consists of Targeted Job Fairs and AllHealthcareJobs, increased by $571,000 or 35.2%. The increase was primarily the result of $405,000 of revenue growth at AllHealthcareJobs, as a result of continued increases in customer growth. Targeted Job Fairs experienced $166,000 of revenue growth due to conducting more and higher revenue-generating job fairs.

Cost of Revenues

	Six Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Cost of revenues	$6,952	$6,283	$669	10.6%
Percentage of revenues	7.3%	7.4%
Our cost of revenues for the six month period ended June 30, 2012 was $7.0 million compared to $6.3 million for the same period in 2011, an increase of $669,000, or 10.6%. The increase in cost of revenues was primarily the result of an increase of $343,000 in the Tech & Clearance segment. The increase at the Tech & Clearance segment was mainly due to our investment in an integrated enterprise platform to better service all of our brands, and the related personnel and consulting services to drive this initiative. The increase was partially offset by a decrease in expense for sales tax liabilities. The Energy segment experienced an increase of $318,000 related to costs associated with events and an increase in salary and related costs due to continued increases in sales performance, requiring additional customer support personnel. The increase in the Energy segment was partially offset by a decrease in costs related to the hosting of our website. The Other segment experienced an increase of $134,000, primarily related to costs associated with job fairs. Cost of revenues in the Finance segment decreased by $126,000 compared to the same period in 2011 due to a decrease in expense for sales tax liabilities.
Product Development Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Product Development	$6,376	$4,868	$1,508	31.0%
Percentage of revenues	6.7%	5.7%
Product development expenses for the six month period ended June 30, 2012 were $6.4 million compared to $4.9 million for the same period in 2011, an increase of $1.5 million or 31.0%. The increase in product development was driven by increases in salaries and related costs, as well as increases in consulting services. Increases of $885,000, $259,000 and $273,000 were experienced in the Tech & Clearance, Finance and Energy segments, respectively, as we continue to enhance the user features and functionality of our websites across all brands.
Sales and Marketing Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Sales and Marketing	$32,607	$29,748	$2,859	9.6%
Percentage of revenues	34.5%	35.0%
Sales and marketing expenses for the six month period ended June 30, 2012 were $32.6 million compared to $29.7 million for the same period in 2011, an increase of $2.9 million or 9.6%. The Tech & Clearance segment experienced an increase in sales and marketing of $2.2 million compared to the same period in 2011, to $20.9 million. The increase in advertising and other marketing costs was $1.9 million, partially due to increased spend for our online advertising, email and social network campaigns in order to promote interaction between job seekers and our websites. The Tech & Clearance segment experienced an increase of $289,000 in sales expenses due to increases in variable compensation and in credit card processing fees, as a result of growth in sales during the first quarter of 2012.
The Energy segment experienced an increase of $1.5 million in sales and marketing expenses. The increase in the Energy segment was the result of increased costs for sales personnel and incentive compensation resulting from sales growth, as well as increased spending on advertising to job seekers and customers.
The Other segment increased by $417,000 from the six months ended June 30, 2011 to the same period in 2012. The increase was primarily driven by an increase of $327,000 related to the AllHealthcareJobs service, as marketing and sales personnel have been increased to drive customer growth.
The Finance segment experienced a decrease in overall sales and marketing expense of $1.3 million to $6.9 million for the six months ended June 30, 2012. The decrease was primarily attributable to decreased spend for advertising campaigns, as well as decreased variable compensation for sales personnel due to lower sales performance.
General and Administrative Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
General and administrative	$13,017	$11,754	$1,263	10.7%
Percentage of revenues	13.8%	13.8%
General and administrative expenses for the six month period ended June 30, 2012 were $13.0 million compared to $11.8 million for the same period in 2011, an increase of $1.3 million or 10.7%.
Stock-based compensation expense was $3.0 million, an increase of $866,000 compared to the same period in 2011. The increase was due to the annual grant of equity awards made in the first quarter of 2012.
General and administrative expense for the Finance segment increased $469,000 in the period ended June 30, 2012, as compared to the same period in 2011. The increase was related to increases in employee-related and recruitment costs.
The Energy segment experienced a decrease of $163,000 due to a decrease in salaries and related costs, as well as management incentive compensation.
Depreciation

	Six Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Depreciation	$2,526	$2,164	$362	16.7%
Percentage of revenues	2.7%	2.5%
Depreciation expense for the six month period ended June 30, 2012 was $2.5 million compared to $2.2 million for the same period of 2011, an increase of $362,000 or 16.7%. The increase was primarily related to increased depreciation on assets purchased for a data center conversion that occurred in the third quarter of 2011.
Amortization of Intangible Assets

	Six Months Ended June 30,		Decrease	Percent Change
	2012	2011
	(in thousands, except percentages)
Amortization	$3,535	$4,929	$(1,394)	(28.3)%
Percentage of revenues	3.7%	5.8%

Amortization expense for the six month period ended June 30, 2012 was $3.5 million compared to $4.9 million for the same period in 2011, a decrease of $1.4 million or 28.3%. Amortization expense for the six month period ended June 30, 2012 decreased due to certain intangible assets from the eFinancialCareers, AllHealthcareJobs, Rigzone and WorldwideWorker acquisitions becoming fully amortized.
Change in Acquisition Related Contingencies
There was no expense for acquisition related contingencies for the six month period ended June 30, 2012. In February 2012, a payment of $1.6 million related to the WorldwideWorker acquisition was made to the seller. As of June 30, 2012, all earn-out payments from the WorldwideWorker and Rigzone acquisitions have been completed.
Operating Income
Operating income for the six month period ended June 30, 2012 was $29.6 million compared to $23.2 million for the same period in 2011, an increase of $6.3 million or 27.2%. The increase was primarily the result of the increase in revenues from the Tech & Clearance and Energy segments and lower amortization expense. This increase was partially offset by higher operating costs in all areas of the business, most notably sales and marketing and product development.
Interest Expense

	Six Months Ended June 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Interest expense	$1,369	$786	$583	74.2%
Percentage of revenues	1.4%	0.9%
Interest expense for the six month period ended June 30, 2012 was $1.4 million compared to $786,000 for the same period in 2011, an increase of $583,000 or 74.2%. The increase was due to the restructuring of debt during the three month period ended June 30, 2012 to a $155 million revolving credit facility. Unamortized deferred financing costs from the prior agreement of $765,000 were written off during the period, increasing interest expense. Partially offsetting this increase was lower interest expense due to lower borrowings during the current period as compared to the prior period.
Income Taxes

	Six Months Ended June 30,
	2012	2011
	(in thousands, except percentages)
Income before income taxes	$28,261	$22,511
Income tax expense	10,188	8,182
Effective tax rate	36.0%	36.3%
The effective income tax rate was 36.0% and 36.3% for the six month period ended June 30, 2012 and June 30, 2011, respectively. Tax expense in the current period included derecognizing the benefits of a tax position based on the settlement of a federal tax examination. However, the current period's effective tax rate on ordinary income was lower than the prior period's due to a decrease in permanent differences related to acquisition-related contingencies.

Liquidity and Capital Resources
Non-GAAP Measures
We have provided certain non-GAAP financial information as additional information for our operating results. These measures are not in accordance with, or an alternative for measures in accordance with GAAP and may be different from similarly titled non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as Adjusted EBITDA, and free cash flow, provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.
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
A reconciliation of Adjusted EBITDA for the six months ended June 30, 2012 and 2011 (in thousands) follows:

	For the six months ended June 30,
	2012	2011
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$18,073	$14,329
Interest expense	1,369	786
Interest income	(56)	(55)
Income tax expense	10,188	8,182
Depreciation	2,526	2,164
Amortization of intangible assets	3,535	4,929
Change in acquisition related contingencies	—	1,982
Non-cash stock compensation expense	3,015	2,149
Other income	—	(44)
Adjusted EBITDA	$38,650	$34,422

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$34,195	$38,239
Interest expense	1,369	786
Amortization of deferred financing costs	(967)	(232)
Interest income	(56)	(55)
Income tax expense	10,188	8,182
Deferred income taxes	1,520	881
Change in accrual for unrecognized tax benefits	(186)	(106)
Change in accounts receivable	(3,538)	(717)
Change in deferred revenue	(5,860)	(10,488)
Changes in working capital and other	1,985	(2,068)
Adjusted EBITDA	$38,650	$34,422
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
We have summarized our free cash flow for the six months ended June 30, 2012 and 2011 (in thousands).

	For the six months ended June 30,
	2012	2011
Net cash provided by operating activities	$34,195	$38,239
Purchases of fixed assets	(3,054)	(3,495)
Free cash flow	$31,141	$34,744
Cash Flows
We have summarized our cash flows for the six month periods ended June 30, 2012 and 2011 (in thousands).

	Six Months Ended June 30,
	2012	2011
Cash from operating activities	$34,195	$38,239
Cash from investing activities	(3,790)	(1,895)
Cash from financing activities	(35,040)	(14,104)
We have financed our operations primarily through cash provided by operating activities. At June 30, 2012, we had cash, cash equivalents and investments of $56.5 million compared to $60.2 million at December 31, 2011. Investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. Cash and cash equivalents held in non-U.S. jurisdictions totaled approximately $47.9 million at June 30, 2012. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the U.S., along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Our principal sources of liquidity are cash, cash equivalents and investments, as well as the cash flow that we generate from our operations. In addition, we had $140.0 million in borrowing capacity under our Credit Agreement at June 30, 2012. We believe that our existing cash, cash equivalents, investments, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $34.2 million and $38.2 million for the six month periods ended June 30, 2012 and 2011, respectively. The cash provided by operating activities during these periods decreased primarily due to a slow down in sales during the second quarter of 2012 compared to the second quarter of 2011. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flow from operations.
Investing Activities
During the six month period ended June 30, 2012, cash used by investing activities was $3.8 million compared to cash used of $1.9 million in the six month period ended June 30, 2011. Cash used by investing activities in the six month period ended June 30, 2012 was primarily attributable to $3.1 million to purchase fixed assets and $1.7 million for the purchase of investments, partially offset by $999,000 for sales of investments. Cash used by investing activities in the six month period ended June 30, 2011 was primarily attributable to $3.5 million of cash used to purchase fixed assets and $250,000 for purchases of investments, offset by a net amount of $1.9 million of sales of investments.

Financing Activities
Cash used for financing activities during the six month period ended June 30, 2012 and 2011 was $35.0 million and $14.1 million, respectively. The cash used during the current year period was primarily due to $34.1 million of payments to repurchase the Company's common stock, as well as $1.1 million in costs related to the restructuring of our debt. During the six month period ended June 30, 2011, the cash used was primarily due to $24.0 million of debt payments, partially offset by stock option exercises of $4.1 million and the excess tax benefit from stock options exercised of $6.2 million.

Credit Agreement
In June 2012, we entered into our Credit Agreement which provides for a revolving facility of $155.0 million, maturing in June 2017. The facility may be prepaid at any time without penalty.
Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2012, the Company was in compliance with all of the financial and other covenants under our Credit Agreement. Refer to Note 6 “Indebtedness” in our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of June 30, 2012:

	Payments by period
	Total	July 1, 2012 through December 31, 2012	2013-2014	2015		Thereafter
	(in thousands)
Credit Agreement	$15,000	$—	$—	$—	—	$15,000
Operating lease obligations	10,479	1,048	3,100	1,517		4,814
Total contractual obligations	$25,479	$1,048	$3,100	$1,517		$19,814
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. The company entered into a lease for office space in London through July 2018 to replace existing office space. Future minimum payments increased by $3.4 million for this lease. As of June 30, 2012, we had $15.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to our revolving facility.
Future interest payments on our revolving facility are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.00% (the rate in effect on June 30, 2012) on our current borrowings, interest payments are expected to be $533,000 for July through December 2012, $2.1 million in 2013-2014, $2.1 million in 2015-2016, and $533,000 in 2017.
As of June 30, 2012, we recorded approximately $4.1 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2012 are $4.1 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $2.4 million of its unrecognized tax benefits may be recognized in the next 12 months as a result of a lapse of the statute of limitations.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw improvement in recruitment activity, resulting in revenue and customer growth. In the second half of 2011 and first half of 2012, we saw more difficult market conditions in our financial services segment and a less urgent recruiting environment for technology professionals. If a slowdown in recruitment activity does occur, our revenues and results of operations will be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving 19 markets, in five languages across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone also conducts business outside the United States. For the six month periods ended June 30, 2012 and 2011, approximately 21% and 24% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the six months ended June 30, 2012 would have been a decrease of approximately $171,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2012 and December 31, 2011, our translation adjustment, net of tax, decreased stockholders’ equity by $11.5 million and $12.1 million, respectively. The change from December 31, 2011 to June 30, 2012 is primarily attributable to the position of the U.S. dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of June 30, 2012, we had outstanding borrowings of $15.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2012 on our current borrowings would increase by approximately $75,000.
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
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2012, the Company's Board of Directors approved a stock repurchase program that permits the Company to repurchase up to $65 million of its common stock (the “Stock Repurchase Plan II” and, together with the Stock Repurchase Plan I, the “Stock Repurchase Plans”). This new authorization became effective upon the completion of the Stock Repurchase Plan I and will be in effect for up to one year.
During the three months ended June 30, 2012, purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 through April 30, 2012	488,000	$9.55	488,000	$58,167,816
May 1 through May 31, 2012	1,045,892	10.01	1,045,892	47,702,538
June 1 through June 30, 2012	765,995	9.49	765,995	40,435,438
Total	2,299,887	$9.74	2,299,887
[1] No shares of the Company's common stock were purchased other than through a publicly announced plan or program.
[2] The Stock Repurchase Plan I concluded on March 8, 2012, and the Stock Repurchase Plan II commenced on such date.

Item 6.	Exhibits

4.1*
Credit Agreement dated as of June 14, 2012, among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Keybank National Association as documentation agent, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint bookrunners, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint lead arrangers.

10.1	Dice Holdings, Inc. 2012 Omnibus Equity Award Plan (incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).
31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
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

DICE HOLDINGS, INC.
Date:	July 25, 2012	Registrant

/S/ SCOT W. MELLAND
Scot W. Melland
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/S/ MICHAEL P. DURNEY
Michael P. Durney, CPA
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

4.1*
Credit Agreement dated as of June 14, 2012, among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Keybank National Association as documentation agent, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint bookrunners, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint lead arrangers.

10.1	Dice Holdings, Inc. 2012 Omnibus Equity Award Plan (incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).
31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

*	Filed herewith
**
XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.