Form 10-Q
period 2012-09-30
DICE HOLDINGS, INC.
filed 2012-10-26
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
As of October 19, 2012, there were 59,632,328 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011
	Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011
	Notes to the Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

SIGNATURES		37

Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I.
Item 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$46,322	$55,237
Investments	3,701	4,983
Accounts receivable, net of allowance for doubtful accounts of $1,406 and $1,515	21,859	20,684
Deferred income taxes—current	888	509
Prepaid and other current assets	2,614	2,190
Total current assets	75,384	83,603
Fixed assets, net	10,539	8,726
Acquired intangible assets, net	62,142	56,471
Goodwill	184,714	176,365
Deferred financing costs, net of accumulated amortization of $71 and $650	1,138	957
Other assets	583	256
Total assets	$334,500	$326,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,416	$14,599
Deferred revenue	66,144	60,887
Current portion of acquisition related contingencies	—	1,557
Current portion of long-term debt	—	4,000
Income taxes payable	2,896	2,929
Total current liabilities	83,456	83,972
Long-term debt	42,000	11,000
Deferred income taxes—non-current	14,998	17,167
Accrual for unrecognized tax benefits	2,402	3,869
Other long-term liabilities	1,150	1,154
Total liabilities	144,006	117,162
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 70,729 and 69,364 shares, respectively; outstanding: 59,990 and 65,070 shares, respectively	707	694
Additional paid-in capital	292,000	285,153
Accumulated other comprehensive loss	(9,296)	(12,052)
Accumulated earnings (deficit)	7,573	(21,501)
Treasury stock, 10,739 and 4,294 shares, respectively	(100,490)	(43,078)
Total stockholders’ equity	190,494	209,216
Total liabilities and stockholders’ equity	$334,500	$326,378
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$48,038	$46,804	$142,625	$131,774
Operating expenses:
Cost of revenues	3,603	3,333	10,555	9,616
Product development	3,874	2,602	10,250	7,470
Sales and marketing	16,194	14,898	48,801	44,646
General and administrative	6,736	6,073	19,753	17,827
Depreciation	1,505	1,250	4,031	3,414
Amortization of intangible assets	1,419	2,475	4,954	7,404
Change in acquisition related contingencies	—	1,174	—	3,156
Total operating expenses	33,331	31,805	98,344	93,533
Operating income	14,707	14,999	44,281	38,241
Interest expense	(327)	(333)	(1,696)	(1,119)
Interest income	16	37	72	92
Income before income taxes	14,396	14,703	42,657	37,214
Income tax expense	3,395	5,392	13,583	13,574
Net income	$11,001	$9,311	$29,074	$23,640

Basic earnings per share	$0.18	$0.14	$0.47	$0.36
Diluted earnings per share	$0.17	$0.13	$0.44	$0.34

Weighted-average basic shares outstanding	59,907	66,447	62,214	66,004
Weighted-average diluted shares outstanding	63,143	70,157	65,636	70,477
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$11,001	$9,311	$29,074	$23,640

Foreign currency translation adjustment	2,156	(2,163)	2,749	617
Unrealized gains (losses) on investments, net of tax of $0, $0, $5 and $0	(1)	—	7	(1)
Total other comprehensive income (loss)	2,155	(2,163)	2,756	616
Comprehensive income	$13,156	$7,148	$31,830	$24,256
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$29,074	$23,640
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	4,031	3,414
Amortization of intangible assets	4,954	7,404
Deferred income taxes	(2,543)	(1,845)
Amortization of deferred financing costs	1,028	346
Share based compensation	4,621	3,386
Change in acquisition related contingencies	—	3,156
Change in accrual for unrecognized tax benefits	(1,467)	(550)
Changes in operating assets and liabilities:
Accounts receivable	3,857	217
Prepaid expenses and other assets	(500)	(894)
Accounts payable and accrued expenses	(975)	(193)
Income taxes receivable/payable	(135)	7,229
Deferred revenue	2,521	10,188
Other, net	51	10
Net cash flows from operating activities	44,517	55,508
Cash flows from investing activities:
Payments for acquisitions	(21,000)	—
Purchases of fixed assets	(4,031)	(5,319)
Purchases of investments	(1,738)	(4,988)
Maturities and sales of investments	3,005	2,150
Net cash flows from investing activities	(23,764)	(8,157)
Cash flows from financing activities:
Payments on long-term debt	(23,500)	(25,000)
Proceeds from long-term debt	50,500	—
Proceeds from sale of common stock	—	11,943
Purchase of treasury stock related to option exercises	—	(11,943)
Payments under stock repurchase plan	(56,840)	(7,454)
Payment of acquisition related contingencies	(1,557)	(230)
Proceeds from stock option exercises	1,319	4,443
Purchase of treasury stock related to vested restricted stock	(403)	(171)
Excess tax benefit over book expense from stock options exercised	921	7,444
Financing costs paid	(1,101)	—
Net cash flows from financing activities	(30,661)	(20,968)
Effect of exchange rate changes	993	93
Net change in cash and cash equivalents for the period	(8,915)	26,476
Cash and cash equivalents, beginning of period	55,237	43,030
Cash and cash equivalents, end of period	$46,322	$69,506

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, results of operations and cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011 that are included in the Company’s Annual Report on Form 10-K. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine month period ended September 30, 2012.

2.   NEW ACCOUNTING STANDARDS
In July 2012, the FASB issued ASU No. 2012-02, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, companies testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset (i.e. step 1 of the impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. There is no significant impact of adoption on the Company's Consolidated Financial Statements.

3. ACQUISITIONS
On September 17, 2012, the Company purchased certain assets of Geeknet, Inc.'s online media business (“Geeknet Media”), which is comprised of Slashdot, SourceForge and Freecode websites. The purchase price consisted of $20.0 million in cash, of which $3.0 million is being held in escrow. The acquisition resulted in recording intangible assets of $9.7 million and goodwill of $6.2 million.
The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $5.1 million were recorded at fair value of $4.8 million. The assets and liabilities recognized as of the acquisition date include (in thousands):

As of Acquisition, September 17, 2012
Assets:
Accounts receivable	$4,800
Acquired intangible assets	9,700
Goodwill	6,221
Fixed assets	1,922
Other assets	230
Assets acquired	22,873

Liabilities:
Accounts payable and accrued expenses	$429
Deferred revenue	2,444
Liabilities assumed	2,873

Net Assets Acquired	$20,000
Goodwill results from the expansion of the Company's market share in the Tech & Clearance vertical, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of Geeknet Media into the Company's existing operations. Goodwill is deductible for tax purposes.
Pro forma Information—The following pro forma condensed consolidated results of operations are presented as if the acquisition of Geeknet Media was completed as of January 1, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$51,886	$51,811	$156,501	$147,242
Net income	14,669	9,575	33,083	24,503
The pro forma financial information represents the combined historical operating results of the Company and Geeknet Media with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets and the related income tax impacts of such adjustments.
The Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 include revenues from this acquisition of $761,000 and an operating loss of $203,000.
On June 29, 2012, the Company purchased certain assets of FINS.com, resulting in recording of identifiable intangible assets for candidate database, mobile application technology and brand names. Refer to Note 6 “Acquired Intangible Assets”. The FINS.com acquisition is not deemed significant to the Company's financial results, thus limited disclosures are presented herein.
In October 2012, the Company acquired a technology company focused on the recruitment industry for $10.0 million in cash, plus deferred payments totaling $10.0 million in the aggregate payable in 2013-2014 based on delivery of certain products.

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
The Company had obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals were met. The fair value of this contingent consideration was determined using an expected present value technique. Expected cash flows were determined using the probability weighted-average of possible outcomes that would occur should certain events and certain financial metrics be reached. There was no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the future financial performance of the businesses to estimate the fair value of these liabilities. The liabilities for the contingent consideration were established at the time of acquisition and were evaluated at each reporting period. A $1.6 million payment for WorldwideWorker was made during the nine month period ended September 30, 2012, bringing the contingent consideration to be paid in the future to zero at September 30, 2012.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$17,588	$—	$—	$17,588
Investments	—	3,701	—	3,701

	As of December 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,383	$—	$—	$25,383
Investments	—	4,983	—	4,983
Contingent consideration to be paid in cash for the acquisitions	—	—	1,557	1,557

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contingent consideration for acquisitions
Balance at beginning of period	$—	$13,122	$1,557	$11,370
Cash payments	—	—	(1,557)	(230)
Change in estimates included in earnings	—	1,174	—	3,156
Balance at end of period	$—	$14,296	$—	$14,296

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
The Company determines whether the carrying value of recorded goodwill is impaired for each reporting unit on an annual basis or more frequently if indicators of potential impairment exist for each reporting unit. The impairment test for goodwill for the reporting units from the 2005 Dice Inc. acquisition is performed annually as of August 31 and last resulted in no impairment. The impairment test for goodwill for the reporting units from the 2006 eFinancialCareers acquisition, the 2009 AllHealthcareJobs acquisition and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31 and last resulted in no impairment. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. No impairment was indicated during the most recent annual impairment tests. The fair value of each reporting unit was substantially in excess of the carrying value.
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

5.    INVESTMENTS
DHI’s investments are stated at fair value. These investments are available-for-sale. The following tables summarize the Company’s investments (in thousands):

	As of September 30, 2012
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$1,253	$2	$1,255
U.S. Government and agencies	1 to 5 years	250	—	250
Certificates of deposit	Within one year	1,207	4	1,211
Certificates of deposit	1 to 5 years	979	6	985
Total		$3,689	$12	$3,701

	As of December 31, 2011
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$759	$1	$760
U.S. Government and agencies	1 to 5 years	1,516	2	1,518
Certificates of deposit	Within one year	1,239	1	1,240
Certificates of deposit	1 to 5 years	1,464	1	1,465
Total		$4,978	$5	$4,983

6.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of September 30, 2012
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$17,500	$2,300	$19,800	$(14,594)	$(61)	$5,145	3.7 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	15,490	2,525	18,015	(8,576)	(498)	8,941	6.1 years
Customer lists	41,513	3,700	45,213	(38,259)	(724)	6,230	4.8 years
Candidate and content database	28,241	2,100	30,341	(27,469)	(46)	2,826	2.8 years
Acquired intangible assets, net	$141,744	$10,625	$152,369	$(88,898)	$(1,329)	$62,142

	As of December 31, 2011
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$18,000	$(14,277)	$(61)	$3,662	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	16,790	(9,095)	(495)	7,200	5.1 years
Customer lists	41,513	(37,430)	(720)	3,363	4.6 years
Candidate and content database	28,241	(24,949)	(46)	3,246	3.0 years
Acquired intangible assets, net	$143,544	$(85,751)	$(1,322)	$56,471

The WorldwideWorker brand and technology were retired during the nine months ended September 30, 2012. The total cost and accumulated amortization were reduced from the total cost as of September 30, 2012.
Identifiable intangible assets for the Geeknet Media and FINS.com acquisitions are included in the total cost as of September 30, 2012. The weighted-average amortization period for the technology, trademarks and brand names, customer lists and candidate and content database are 2.8 years, 6.3 years, 10.0 years and 1.6 years, respectively.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of September 30, 2012, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

October 1, 2012 through December 31, 2012	$1,544
2013	5,774
2014	4,888
2015	3,271
2016	1,632
2017 and thereafter	6,033

7.    INDEBTEDNESS
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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2012, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by three of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc. (formerly known as JobsintheMoney.com, Inc.), Targeted Job Fairs, Inc., and Rigzone.com, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.
Debt issuance costs of approximately $1.2 million were incurred and are being amortized over the life of the loan. These costs are included in interest expense. Unamortized deferred financing costs from the previous credit facility of $765,000 were written off and are included in interest expense during the nine months ended September 30, 2012.
The Company's previous credit facility, which was in place from July 2010 to June 2012, provided for a revolving facility of $70.0 million and a term facility of $20.0 million and bore interest at a LIBOR rate, LIBOR rate, or base rate plus a margin. The margin ranges were from 2.75% to 3.50% on LIBOR loans and 1.75% to 2.50% on base rate loans.
The amounts borrowed as of September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Amounts Borrowed:
LIBOR rate loans	$42,000	$15,000
Base rate loans	—	—
Total borrowed	$42,000	$15,000

Term loan facility	n.a.	$15,000
Revolving credit facility	42,000	—
Total borrowed	$42,000	$15,000

Maximum available to be borrowed under revolving facility	$113,000	$70,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	2.75%
Actual interest rates	2.00%	3.04%
Borrowings during the three months ended September 30, 2012 were to fund the Geeknet Media acquisition and stock repurchases. There are no scheduled amortization payments until maturity of the Credit Agreement in June 2017.

8.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of September 30, 2012 are as follows (in thousands):

October 1, 2012 through December 31, 2012	$552
2013	1,644
2014	1,511
2015	1,517
2016 and thereafter	5,356
Total minimum payments	$10,580
Rent expense was $575,000 and $1.6 million for the three and nine month periods ended September 30, 2012, respectively, and $470,000 and $1.3 million for the three and nine month periods ended September 30, 2011, respectively, and is included in General and Administrative expense on the Condensed Consolidated Statements of Operations. The Company entered into a lease for office space in London through July 2018 to replace existing office space. Future minimum payments increased by $3.4 million for this lease.
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
The lower rate in the three month period ended September 30, 2012 is due to a change in the accrual for unrecognized tax benefits. The accrual decreased by $1.7 million in the current period because of the lapse of the statute of limitations with regard to various uncertain tax positions.

9.    EQUITY TRANSACTIONS
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
During the three months ended September 30, 2012, the Company purchased approximately 2.7 million shares of its common stock on the open market. These shares were purchased at an average cost of $8.15 per share, for a total cost of approximately $22.4 million. Approximately $631,000 of share repurchases had not settled as of September 30, 2012, and this amount is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2012. As of September 30, 2012, there was approximately $18.0 million remaining under the Stock Repurchase Plan II.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	September 30, 2012	December 31, 2011

Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(9,303)	$(12,055)
Unrealized gains on investments, net of tax of $5 and $0	7	3
Total accumulated other comprehensive loss, net	$(9,296)	$(12,052)

11.    STOCK BASED COMPENSATION
The Company previously had two plans (the 2005 Plan and 2007 Plan) under which it could grant stock-based awards to certain employees, directors and consultants of the Company and its subsidiaries. On April 20, 2012, at the Company's Annual Meeting of Stockholders, the stockholders approved the Company's 2012 Omnibus Equity Award Plan. Compensation expense for stock-based awards made to employees, directors and consultants in return for service is recorded in accordance with Compensation-Stock Compensation of the FASB ASC. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.
The Company recorded stock based compensation expense of $1.6 million and $4.6 million during the three and nine month periods ended September 30, 2012, respectively, and $1.2 million and $3.4 million during the three and nine month periods ended September 30, 2011, respectively. At September 30, 2012, there was $15.5 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
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
A summary of the status of restricted stock awards as of September 30, 2012 and 2011, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,202,244	$10.28	523,500	$13.16
Granted- Restricted Stock	17,500	$8.71	14,000	$12.65
Forfeited during the period	(14,250)	$10.86	(13,250)	$14.50
Vested during the period	(3,500)	$12.65	—	$—
Non-vested at end of period	1,201,994	$10.25	524,250	$13.12

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	550,250	$12.98	140,000	$6.59
Granted- Restricted Stock	862,300	$9.01	451,500	$14.52
Forfeited during the period	(61,625)	$10.73	(14,250)	$14.50
Vested during the period	(148,931)	$12.98	(53,000)	$7.42
Non-vested at end of period	1,201,994	$10.25	524,250	$13.12
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

	Nine Months Ended September 30,
	2012	2011
The weighted average fair value of options granted	$4.42	$6.34
Dividend yield	—%	—%
Weighted average risk free interest rate	0.84%	2.16%
Weighted average expected volatility	60.13%	49.92%
Expected life (in years)	4.6	4.6

A summary of the status of options granted as of September 30, 2012, and 2011, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,755,825	$4.58	$43,682,363
Exercised	(35,179)	$5.34	$94,628
Forfeited	(2,813)	$9.16	—
Options outstanding at end of period	8,717,833	$4.58	$35,795,158

	Three Months Ended September 30, 2011
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	9,271,767	$4.10	$87,646,935
Exercised	(302,790)	$1.09	$3,362,424
Forfeited	(56,938)	$9.54	—
Options outstanding at end of period	8,912,039	$4.17	$34,876,386

	Nine Months Ended September 30, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,826,199	$4.19	$38,284,701
Granted	523,000	$9.01	—
Exercised	(563,990)	$2.33	$4,240,828
Forfeited	(67,376)	$6.95	—
Options outstanding at end of period	8,717,833	$4.58	$35,795,158
Exercisable at end of period	7,239,323	$3.91	$33,479,422

	Nine Months Ended September 30, 2011
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	10,763,097	$3.57	$116,085,316
Granted	291,000	$14.50	—
Exercised	(2,007,618)	$2.21	$24,398,195
Forfeited	(134,440)	$7.59	—
Options outstanding at end of period	8,912,039	$4.17	$34,876,386
Exercisable at end of period	6,739,703	$3.38	$29,995,153

The weighted-average remaining contractual term of options exercisable at September 30, 2012 is 3.3 years. The following table summarizes information about options outstanding as of September 30, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	1,283,336	2.9	1,283,336
$ 1.00 - $ 3.99	2,713,810	3.1	2,524,503
$ 4.00 - $ 5.99	601,854	4.1	587,885
$ 6.00 - $ 8.99	3,637,858	4.0	2,648,300
$ 9.00 - $ 14.50	480,975	5.4	195,299
	8,717,833		7,239,323

12.    SEGMENT INFORMATION
The Company has three reportable segments: Tech & Clearance, Finance, and Energy. The Tech & Clearance reportable segment includes the Dice.com, ClearanceJobs.com and Geeknet Media services (since the date of acquisition). The Finance reportable segment includes the eFinancialCareers service worldwide, including both the operating segments of North America and International. The Energy reportable segment includes the Rigzone service. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates revenue from sales of recruitment packages and related services. The Company has other services and activities that individually are not more than 10% of consolidated revenues, net income or total assets. These include AllHealthcareJobs and Targeted Job Fairs, and are reported in the “Other” category. The Company’s foreign operations are comprised of a portion of the eFinancialCareers and Rigzone services, which operate in Europe, the Middle East and Asia Pacific.
The following table shows the segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
By Segment:
Revenues:
Tech & Clearance	$32,975	$29,982	$96,278	$83,925
Finance	9,379	11,738	29,141	33,840
Energy	4,486	4,076	13,813	11,377
Other	1,198	1,008	3,393	2,632
Total revenues	$48,038	$46,804	$142,625	$131,774

Depreciation:
Tech & Clearance	$1,255	$1,036	$3,319	$2,787
Finance	160	136	446	391
Energy	24	19	70	78
Other	66	59	196	158
Total depreciation	$1,505	$1,250	$4,031	$3,414

Amortization:
Tech & Clearance	$97	$—	$97	$—
Finance	194	243	194	731
Energy	1,092	2,125	4,426	6,000
Other	36	107	237	673
Total amortization	$1,419	$2,475	$4,954	$7,404

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating income (loss):
Tech & Clearance	$13,096	$12,605	$37,464	$31,594
Finance	2,053	4,743	8,793	13,234
Energy	708	(1,781)	614	(4,521)
Other	(1,150)	(568)	(2,590)	(2,066)
Operating income	14,707	14,999	44,281	38,241
Interest expense	(327)	(333)	(1,696)	(1,119)
Interest income	16	37	72	92
Income before income taxes	$14,396	$14,703	$42,657	$37,214

Capital expenditures:
Tech & Clearance	$836	$1,742	$3,143	$4,830
Finance	368	71	701	299
Energy	4	4	14	55
Other	79	23	177	157
Total capital expenditures	$1,287	$1,840	$4,035	$5,341

By Geography:
Revenues:
U.S.	$38,526	$35,568	$113,331	$99,928
Non- U.S.	9,512	11,236	29,294	31,846
Total revenues	$48,038	$46,804	$142,625	$131,774

	September 30, 2012	December 31, 2011
Total assets:
Tech & Clearance	$174,562	$160,903
Finance	102,959	104,490
Energy	53,161	56,346
Other	3,818	4,639
Total assets	$334,500	$326,378
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2011 and September 30, 2012 and the changes in goodwill for the nine month period ended September 30, 2012 (in thousands):

	Tech & Clearance	Finance	Energy	Other	Total

Balance, December 31, 2011	$84,778	$53,172	$35,104	$3,311	$176,365
Addition for Acquisitions	6,221	75	—	—	6,296
Foreign currency translation adjustment	—	2,053	—	—	2,053
Goodwill at September 30, 2012	$90,999	$55,300	$35,104	$3,311	$184,714

On June 29, 2012, the Company purchased certain assets of FINS.com. On September 17, 2012, the Company purchased certain assets of Geeknet, Inc.'s online media business (“Geeknet Media”), which is comprised of Slashdot, SourceForge and Freecode websites.

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 2.3 million and 1.2 million shares were excluded from the calculation of diluted EPS during the three and nine month periods ended September 30, 2012 and options to purchase 352,000 and 277,000 shares were excluded from the calculation of diluted EPS during the three and nine month periods ended September 30, 2011. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations—basic and diluted	$11,001	$9,311	$29,074	$23,640

Weighted-average shares outstanding—basic	59,907	66,447	62,214	66,004
Add shares issuable upon exercise of stock options	3,236	3,710	3,422	4,473
Weighted-average shares outstanding—diluted	63,143	70,157	65,636	70,477

Basic earnings per share	$0.18	$0.14	$0.47	$0.36
Diluted earnings per share	$0.17	$0.13	$0.44	$0.34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, and other non-recurring income or expense (“Adjusted EBITDA”), and free cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.
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
Overview
We are a leading provider of specialized websites for select professional communities. We target employment categories in which there is a long-term scarcity of highly skilled, highly qualified professionals relative to market demand. Our websites serve as online marketplaces where employers and recruiters find and recruit prospective employees, and where professionals find relevant job opportunities and information to further their careers. Our websites offer job postings, content, career development and recruiting services tailored to the specific needs of the professional community that they serve.
Through our predecessors, we have been in the recruiting and career development business for more than 20 years. Based on our operating structure, we have identified three reportable segments under the Segment Reporting topic of the FASB ASC. Our reportable segments include Tech & Clearance (which includes Dice.com, ClearanceJobs.com and Geeknet Media (from the date of acquisition)), Finance (which includes eFinancialCareers’ global service), and Energy (which includes WorldwideWorker and Rigzone, which were combined into one service under the Rigzone brand in January 2012). Targeted Job Fairs and AllHealthcareJobs (acquired in June 2009) do not meet certain quantitative thresholds, and therefore are reported in the aggregate in Other.
Recent Developments
On September 17, 2012, the Company purchased certain assets of Geeknet, Inc.'s online media business (“Geeknet

Media”), which is comprised of Slashdot, SourceForge and Freecode websites. The purchase price consisted of $20.0 million in cash, of which $3.0 million is being held in escrow.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and job posting capabilities. Our Finance and Energy segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At September 30, 2012, Dice.com had approximately 8,650 total recruitment package customers, and our other websites collectively served approximately 3,700 customers, including some customers who are also customers of Dice.com, as of the same date. Customers who buy multiple products or services are counted individually. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $66.1 million and $60.9 million at September 30, 2012 and December 31, 2011, respectively.
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
Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on Dice.com, Rigzone.com, eFinancialCareers.com, ClearanceJobs.com, and AllHealthcareJobs.com. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. Our arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage. Revenue from recruitment events is recognized when the event is held. Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time an email is sent to registered members.

Fair Value of Acquired Businesses
We completed the acquisition of Dice Inc. in 2005, eFinancialGroup in 2006, AllHealthcareJobs in 2009, WorldwideWorker and Rigzone in 2010, and FINS.com and Geeknet Media in 2012. FASB ASC topic on Business Combinations requires acquired businesses to be recorded at fair value by the acquiring entity. The Business Combinations topic also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.
The significant assets acquired and liabilities assumed from our acquisitions consist of intangible assets, goodwill, deferred revenue and contingent consideration. Fair values of the technology and trademarks were determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. Fair values of the customer lists and relationships were estimated using the discounted cash flow method based on projections of the amounts and timing of future revenues and cash flows, discount rates and other assumptions as deemed appropriate. Fair values of the candidate database were determined based on the estimated cost to acquire a seeker applied to the number of active seekers as of the acquisition date. Fair values of the content databases were determined based on the estimated cost required to recreate the content. The acquired deferred revenue is recorded at fair value as it represents an assumed legal obligation. We estimated our obligation related to deferred revenue using the cost build-up approach which determines fair value by estimating the costs related to fulfilling the obligation plus a reasonable profit margin. The estimated costs to fulfill our deferred revenue obligation were based on our expected future costs to fulfill our obligation to our customers. Contingent consideration is an obligation to transfer assets or equity interests to the former owners if certain future operating and financial goals are met. The fair value of the contingent consideration is determined based on management’s estimation that certain events will occur and certain financial metrics will be reached. Goodwill is the amount of purchase price paid for an acquisition that exceeds the estimated fair value of the net identified tangible and intangible assets acquired.
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
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Dice Inc. acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test performed as of August 31, 2012 resulted in no impairment. The goodwill at the eFinancialCareers’ international business and eFinancialCareers’ North American business was primarily the result of the eFinancialGroup acquisition in October 2006. Goodwill at the AllHealthcareJobs reporting unit is the result of the acquisition of AllHealthcareJobs assets in June 2009. The goodwill at the Energy segment is the result of the WorldwideWorker and Rigzone acquisitions during 2010. The annual test of impairment of goodwill from the eFinancialGroup, AllHealthcareJobs, WorldwideWorker, and Rigzone acquisitions is performed as of October 31 by comparing the goodwill recorded from these acquisitions to the fair value of the respective reporting units. The annual impairment test performed as of October 31, 2011 resulted in no impairment. The fair value of each reporting unit was substantially in excess of the carrying value.
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
We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test is performed annually as of August 31. No impairment was indicated as of August 31, 2012.
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
Results of Operations
Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2012	2011
	(in thousands, except percentages)
Tech & Clearance	$32,975	$29,982	$2,993	10.0%
Finance	9,379	11,738	(2,359)	(20.1)%
Energy	4,486	4,076	410	10.1%
Other	1,198	1,008	190	18.8%
Total revenues	$48,038	$46,804	$1,234	2.6%
Our revenues were $48.0 million for the three month period ended September 30, 2012 compared to $46.8 million for the same period in 2011, an increase of $1.2 million, or 2.6%.
We experienced an increase in the Tech & Clearance segment of $3.0 million, or 10.0%. The increase was partially a result of our recruitment package customers increasing from approximately 8,250 at September 30, 2011 to approximately 8,650 at September 30, 2012. In addition, our customers' usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 4% from the three month period ended September 30, 2011 to the three month period ended September 30, 2012. Customer yield on annual contracts at Dice.com has continued to increase, reaching record revenue per customer in the current period. Revenues increased at ClearanceJobs by $269,000 for the three month period ended September 30, 2012 as compared to the same period in 2011, an increase of nearly 12%. From September 30, 2011 to September 30, 2012, ClearanceJobs increased its customers served by approximately 5%. Revenues increased by $761,000 due to the acquisition of Geeknet Media on September 17, 2012 for the three and nine month periods ended September 30, 2012.
The Finance segment experienced a decline in revenue of $2.4 million, or 20.1%. The decrease was the result of continued declines in recruitment activity, beginning in the second half of 2011, primarily due to the global economic slowdown including the European debt crisis and United Kingdom recession causing companies to slow hiring, decreasing demand for our product. Currency impact for the three month period ended September 30, 2012 was a decrease to revenue of approximately $150,000. In originating currency, revenue decreased 42% in Continental Europe, 20% in the UK, 7% in the Asia Pacific region, and increased 4% in North America. The increase in the North America region was due to additional revenue from the FINS.com acquisition.
Revenues for the Energy segment totaled $4.5 million for the three month period ended September 30, 2012, an increase of $410,000 or 10.1% from the comparable 2011 period. The increase was primarily a result of continued global customer growth and increased usage of our career center, partially offset by a decrease in events revenue due to a biannual industry event that did not occur in the current period.
Revenues from the Other segment, which consists of Targeted Job Fairs and AllHealthcareJobs, increased by $190,000 or

18.8%. The increase was primarily the result of $129,000 of revenue growth at AllHealthcareJobs, due to customer growth. Targeted Job Fairs experienced $61,000 of revenue growth due to conducting more job fairs than the same period in the prior year.
Cost of Revenues

	Three Months Ended September 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Cost of revenues	$3,603	$3,333	$270	8.1%
Percentage of revenues	7.5%	7.1%
Our cost of revenues for the three month period ended September 30, 2012 was $3.6 million compared to $3.3 million for the same period in 2011, an increase of $270,000, or 8.1%. The Tech & Clearance segment experienced an increase of $383,000 due to our investment in planning for an integrated enterprise platform including the related personnel and consulting services to drive this initiative. The increase was also due to the acquisition of Geeknet Media, partially offset by a decrease in expense for sales tax liabilities. The Finance segment experienced an increase of $91,000, primarily due to increased site hosting costs for the FINS.com site. The Other segment experienced an increase in cost of revenues of $61,000 compared to same period in 2011.
The Energy segment decreased $265,000 due to a lower cost of recruitment events, partially offset by an increase in salaries and related costs.
Product Development Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Product Development	$3,874	$2,602	$1,272	48.9%
Percentage of revenues	8.1%	5.6%
Product development expenses for the three month period ended September 30, 2012 were $3.9 million compared to $2.6 million for the same period in 2011, an increase of $1.3 million or 48.9%. Increases of $780,000 and $384,000 were experienced in the Tech & Clearance and Other segments, respectively. The increases were driven by additional salaries and related costs, as well as increases in consulting services, as we continue to enhance the user features and functionality of our websites across all brands. The acquisition of Geeknet Media also contributed to the increase in product development expenses.
Sales and Marketing Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Sales and Marketing	$16,194	$14,898	$1,296	8.7%
Percentage of revenues	33.7%	31.8%
Sales and marketing expenses for the three month period ended September 30, 2012 were $16.2 million compared to $14.9 million for the same period in 2011, an increase of $1.3 million or 8.7%. The Tech & Clearance segment experienced an increase in sales and marketing of $872,000 compared to the same period in 2011 to $9.8 million. The increase is primarily related to an increase in advertising and other marketing costs, due to increased spend for our online advertising, email and social network campaigns, as well as various advertising programs focused on specific geographical markets. To increase usage of our sites by customers and professionals we use marketing and continue to improve product features and functionality.
The Energy segment experienced an increase of $365,000 in sales and marketing expenses. The increase in the Energy segment was the result of marketing to Energy professionals and customer advertising spend, as well as increased costs related to expanding our worldwide sales organization and incentive compensation resulting from sales growth.
The Finance segment experienced a decrease in overall sales and marketing expense of $103,000 to $3.8 million for the three months ended September 30, 2012, primarily due to lower sales incentive compensation attributable to lower sales performance during 2012.
The Other segment increased by $164,000 from the three months ended September 30, 2011 compared to the same period in 2012. The increase was primarily driven by an increase of $115,000 related to the AllHealthcareJobs service, as we have increased the number of sales personnel and advertising to drive customer growth.
General and Administrative Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
General and administrative	$6,736	$6,073	$663	10.9%
Percentage of revenues	14.0%	13.0%
General and administrative expenses for the three month period ended September 30, 2012 were $6.7 million compared to $6.1 million for the same period in 2011, an increase of $663,000 or 10.9%.
Stock-based compensation expense was $1.6 million, an increase of $370,000 compared to the same period in 2011. The increase was due to the annual grant of equity awards made in the first quarter of 2012.
General and administrative expense for the Other segment increased $227,000 in the period ended September 30, 2012, as compared to the same period in 2011. The increase was related to increases in employee-related expenses and recruitment costs.
Depreciation

	Three Months Ended September 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Depreciation	$1,505	$1,250	$255	20.4%
Percentage of revenues	3.1%	2.7%
Depreciation expense for the three month period ended September 30, 2012 was $1.5 million compared to $1.3 million for the same period of 2011, an increase of $255,000 or 20.4%. The increase was primarily related to increased depreciation on assets purchased for a data center conversion that occurred in the third quarter of 2011, as well as other capital additions to hardware, software, and web development costs at the Tech & Clearance segment.
Amortization of Intangible Assets

	Three Months Ended September 30,		Decrease	Percent Change
	2012	2011
	(in thousands, except percentages)
Amortization	$1,419	$2,475	$(1,056)	(42.7)%
Percentage of revenues	3.0%	5.3%

Amortization expense for the three month period ended September 30, 2012 was $1.4 million compared to $2.5 million for the same period in 2011, a decrease of $1.1 million or 42.7%. Amortization expense for the three month period ended September 30, 2012 decreased due to certain intangible assets from the eFinancialCareers, AllHealthcareJobs, Rigzone and Worldwideworker acquisitions becoming fully amortized, partially offset by amortization expense related to the Geeknet Media and FINS.com acquisitions.
Change in Acquisition Related Contingencies
There was no expense for acquisition related contingencies for the three month period ended September 30, 2012. In February 2012, a payment of $1.6 million related to the WorldwideWorker acquisition was made to the seller. As of September 30, 2012, all earn-out payments from the WorldwideWorker and Rigzone acquisitions have been made.

Operating Income
Operating income for the three month period ended September 30, 2012 was $14.7 million compared to $15.0 million for the same period in 2011, a decrease of $292,000 or 1.9%. The decrease was primarily the result of higher operating costs in all areas of the business, most notably product development expenses. This decrease was partially offset by no acquisition contingency expense in the current period and lower amortization expense. The change in acquisition contingencies in the prior period was $1.2 million.
Interest Expense

	Three Months Ended September 30,		Decrease	Percent Change
	2012	2011
	(in thousands, except percentages)
Interest expense	$327	$333	$(6)	(1.8)%
Percentage of revenues	0.7%	0.7%
Interest expense for the three month period ended September 30, 2012 was $327,000 compared to $333,000 for the same period in 2011, a decrease of $6,000 or 1.8%. The weighted-average debt outstanding was comparable between the current year and prior year periods.
Income Taxes

	Three Months Ended September 30,
	2012	2011
	(in thousands, except percentages)
Income before income taxes	$14,396	$14,703
Income tax expense	3,395	5,392
Effective tax rate	23.6%	36.7%
The effective income tax rate was 23.6% and 36.7% for the three month period ended September 30, 2012 and September 30, 2011, respectively. The lower rate in the current period is due to a change in the accrual for unrecognized tax benefits.  The accrual decreased by $1.7 million in the current period because of the lapse of the statute of limitations with regard to various uncertain tax positions.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2012	2011
	(in thousands, except percentages)
Tech & Clearance	$96,278	$83,925	$12,353	14.7%
Finance	29,141	33,840	(4,699)	(13.9)%
Energy	13,813	11,377	2,436	21.4%
Other	3,393	2,632	761	28.9%
Total revenues	$142,625	$131,774	$10,851	8.2%
Our revenues were $142.6 million for the nine month period ended September 30, 2012 compared to $131.8 million for the same period in 2011, an increase of $10.9 million, or 8.2%.
We experienced an increase in the Tech & Clearance segment of $12.4 million, or 14.7%. The increase was partially a result of our recruitment package customers increasing from approximately 8,250 at September 30, 2011 to approximately 8,650 at September 30, 2012. In addition, our customers' usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 5% from the nine month period ended September 30, 2011 to the nine month period ended September 30, 2012. Customer yield on annual contracts at Dice.com has continued to increase, reaching record revenue per customer in the current period. Revenues increased at ClearanceJobs by $939,000 for the nine month period ended September 30, 2012 as compared to the same period in 2011, an increase of 14.5%. From September 30, 2011 to September 30, 2012, ClearanceJobs increased its customers served by approximately 5%.
The Finance segment experienced a decline in revenue of $4.7 million, or 13.9%. The decrease was the result of a continued decline in recruitment activity that began in the second half of 2011, primarily due to the European debt crisis and United Kingdom recession causing companies to slow hiring, decreasing the demand for our product. Currency impact for the nine month period ended September 30, 2012 was a decrease to revenue of approximately $580,000. In originating currency, revenue decreased 25% in Continental Europe, 12% in the UK, 8% in North America, and 5% in the Asia Pacific region.
Revenues for the Energy segment totaled $13.8 million for the nine month period ended September 30, 2012, an increase of $2.4 million or 21.4% from the comparable 2011 period. The increase was a result of global customer growth and increased usage of our career center, as well as increased advertising revenue.
Revenues from the Other segment, which consists of Targeted Job Fairs and AllHealthcareJobs, increased by $761,000 or 28.9%. The increase was primarily the result of $534,000 of revenue growth at AllHealthcareJobs, as a result of continued increases in customer growth. Targeted Job Fairs experienced $227,000 of revenue growth due to conducting more and higher revenue-generating job fairs.
Cost of Revenues

	Nine Months Ended September 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Cost of revenues	$10,555	$9,616	$939	9.8%
Percentage of revenues	7.4%	7.3%
Our cost of revenues for the nine month period ended September 30, 2012 was $10.6 million compared to $9.6 million for the same period in 2011, an increase of $939,000, or 9.8%. The increase in cost of revenues was primarily the result of an increase of $726,000 in the Tech & Clearance segment. The increase at the Tech & Clearance segment was mainly due to our investment in planning for an integrated enterprise platform including the related personnel and consulting services to drive this initiative. The Other segment experienced an increase of $195,000, primarily related to costs associated with job fairs.
Product Development Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Product Development	$10,250	$7,470	$2,780	37.2%
Percentage of revenues	7.2%	5.7%
Product development expenses for the nine month period ended September 30, 2012 were $10.3 million compared to $7.5 million for the same period in 2011, an increase of $2.8 million or 37.2%. The Tech & Clearance and Energy segments experienced increases of $1.7 million and $338,000, respectively, primarily due to increases in salaries and related costs, as well as increases in consulting services, related to continued enhancements in the user features and functionalities and security of our websites. The Finance segment experienced an increase of $304,000, related to development of our websites.
Sales and Marketing Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Sales and Marketing	$48,801	$44,646	$4,155	9.3%
Percentage of revenues	34.2%	33.9%
Sales and marketing expenses for the nine month period ended September 30, 2012 were $48.8 million compared to

$44.6 million for the same period in 2011, an increase of $4.2 million or 9.3%. The Tech & Clearance segment experienced an increase in sales and marketing of $3.1 million compared to the same period in 2011 to $30.7 million. This increase was primarily due to increased spend for our online advertising, email and social network campaigns, and tradeshows, in order to promote interaction between job seekers and our websites.
The Energy segment experienced an increase of $1.8 million in sales and marketing expenses. The increase in the Energy segment was the result of increased spending on regional advertising and search engine marketing to drive job seekers and customers to our sites. Sales incentive compensation increased due to sales performance exceeding the prior year.
The Other segment increased by $580,000 from the nine months ended September 30, 2011 to the same period in 2012. The increase was primarily related to the AllHealthcareJobs service, as marketing and sales personnel have been increased to drive customer growth.
The Finance segment experienced a decrease in overall sales and marketing expense of $1.4 million to $10.8 million for the nine months ended September 30, 2012. The decrease was primarily attributable to decreased spend for advertising campaigns and decreased incentive compensation for sales personnel due to lower sales performance.
General and Administrative Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
General and administrative	$19,753	$17,827	$1,926	10.8%
Percentage of revenues	13.8%	13.5%
General and administrative expenses for the nine month period ended September 30, 2012 were $19.8 million compared to $17.8 million for the same period in 2011, an increase of $1.9 million or 10.8%.
Stock-based compensation expense was $4.6 million, an increase of $1.2 million compared to the same period in 2011. The increase was due to the annual grant of equity awards made in the first quarter of 2012.
General and administrative expense for the Finance segment increased $478,000 in the period ended September 30, 2012, as compared to the same period in 2011. The increase was primarily related to costs associated with the London office relocation.
Depreciation

	Nine Months Ended September 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Depreciation	$4,031	$3,414	$617	18.1%
Percentage of revenues	2.8%	2.6%
Depreciation expense for the nine month period ended September 30, 2012 was $4.0 million compared to $3.4 million for the same period of 2011, an increase of $617,000 or 18.1%. The increase was due to increased depreciation on assets purchased for a data center conversion that occurred in the third quarter of 2011, other capital additions to hardware, software, and web development costs at the Tech & Clearance segment, as well as the London office relocation.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Decrease	Percent Change
	2012	2011
	(in thousands, except percentages)
Amortization	$4,954	$7,404	$(2,450)	(33.1)%
Percentage of revenues	3.5%	5.6%

Amortization expense for the nine month period ended September 30, 2012 was $5.0 million compared to $7.4 million for the same period in 2011, a decrease of $2.5 million or 33.1%. Amortization expense for the nine month period ended September 30, 2012 decreased due to certain intangible assets from the eFinancialCareers, AllHealthcareJobs, Rigzone and WorldwideWorker acquisitions becoming fully amortized. The decrease was partially offset by an increase in amortization expense related to the acquisitions of Geeknet Media and FINS.com in the current period.
Change in Acquisition Related Contingencies
There was no expense for acquisition related contingencies for the nine month period ended September 30, 2012. In February 2012, a payment of $1.6 million related to the WorldwideWorker acquisition was made to the seller. As of September 30, 2012, all earn-out payments from the WorldwideWorker and Rigzone acquisitions have been completed.
Operating Income
Operating income for the nine month period ended September 30, 2012 was $44.3 million compared to $38.2 million for the same period in 2011, an increase of $6.0 million or 15.8%. The increase was primarily the result of the increase in revenues from the Tech & Clearance and Energy segments, no acquisition contingency expense in the current period, and lower amortization expense. The change in acquisition contingencies in the prior period was $3.2 million. These increases were partially offset by higher operating costs in all areas of the business, most notably marketing and product development.
Interest Expense

	Nine Months Ended September 30,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Interest expense	$1,696	$1,119	$577	51.6%
Percentage of revenues	1.2%	0.8%
Interest expense for the nine month period ended September 30, 2012 was $1.7 million compared to $1.1 million for the same period in 2011, an increase of $577,000 or 51.6%. This increase was due to the refinancing of the previous credit facility to a $155 million revolving credit facility in the second quarter 2012. Unamortized deferred financing costs from the prior agreement of $765,000 were written off, increasing interest expense.
Income Taxes

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except percentages)
Income before income taxes	$42,657	$37,214
Income tax expense	13,583	13,574
Effective tax rate	31.8%	36.5%
The effective income tax rate was 31.8% and 36.5% for the nine month period ended September 30, 2012 and September 30, 2011, respectively. The rate was lower in the current period as compared to the prior year period due to a change in the accrual for unrecognized tax benefits. The accrual decreased by $1.5 million in the current period because of the lapse of the statute of limitations with regard to various uncertain tax positions

Liquidity and Capital Resources
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

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP metric used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. We also use this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA, as defined in our Credit Agreement, represents net income (loss) plus (to the extent deducted in calculating such net income (loss)) interest expense, income tax expense, depreciation and amortization, non-cash stock option expenses, losses resulting from certain dispositions outside the ordinary course of business, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the Credit Agreement up to $250,000, deferred revenues written off in connection with acquisition purchase accounting adjustments, writeoff of non-cash stock compensation expense, and business interruption insurance proceeds, minus (to the extent included in calculating such net income (loss)) non-cash income or gains, interest income, and any income or gain resulting from certain dispositions outside the ordinary course of business.
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
We present Adjusted EBITDA because covenants in our Credit Agreement contain ratios based on this measure. Our Credit Agreement is material to us because it is one of our primary sources of liquidity. If our Adjusted EBITDA were to decline below certain levels, covenants in our Credit Agreement that are based on Adjusted EBITDA may be violated and could cause a default and acceleration of payment obligations under our Credit Agreement. See Note 7 “Indebtedness” for additional information on the covenants for our Credit Agreement.
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
A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2012 and 2011 (in thousands) follows:

	For the nine months ended September 30,
	2012	2011
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$29,074	$23,640
Interest expense	1,696	1,119
Interest income	(72)	(92)
Income tax expense	13,583	13,574
Depreciation	4,031	3,414
Amortization of intangible assets	4,954	7,404
Change in acquisition related contingencies	—	3,156
Non-cash stock compensation expense	4,621	3,386
Other	16	(44)
Adjusted EBITDA	$57,903	$55,557

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$44,517	$55,508
Interest expense	1,696	1,119
Amortization of deferred financing costs	(1,028)	(346)
Interest income	(72)	(92)
Income tax expense	13,583	13,574
Deferred income taxes	2,543	1,845
Change in accrual for unrecognized tax benefits	1,467	550
Change in accounts receivable	(3,857)	(217)
Change in deferred revenue	(2,521)	(10,188)
Changes in working capital and other	1,575	(6,196)
Adjusted EBITDA	$57,903	$55,557
Free Cash Flow
We define free cash flow as net cash provided by operating activities. We believe free cash flow is an important non-GAAP measure as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness or repurchase our common stock. We use free cash flow as a measure to reflect cash available to service our debt as well as to fund our expenditures. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities is free cash flow does not represent the total increase or decrease in the cash balance from operations for the period since it includes cash used for capital expenditures during the period and is adjusted for acquisition related payments within operating cash flows.
We have summarized our free cash flow for the nine months ended September 30, 2012 and 2011 (in thousands).

	For the nine months ended September 30,
	2012	2011
Net cash provided by operating activities	$44,517	$55,508
Purchases of fixed assets	(4,031)	(5,319)
Free cash flow	$40,486	$50,189
Cash Flows
We have summarized our cash flows for the nine month periods ended September 30, 2012 and 2011 (in thousands).

	Nine Months Ended September 30,
	2012	2011
Cash from operating activities	$44,517	$55,508
Cash from investing activities	(23,764)	(8,157)
Cash from financing activities	(30,661)	(20,968)
We have financed our operations primarily through cash provided by operating activities. At September 30, 2012, we had cash, cash equivalents and investments of $50.0 million compared to $60.2 million at December 31, 2011. Investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. Cash and cash equivalents held in non-U.S. jurisdictions totaled approximately $42.6 million at September 30, 2012. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the U.S., along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Our principal sources of liquidity are cash, cash equivalents and investments, as well as the cash flow that we generate from our operations. In addition, we had $113.0 million in borrowing capacity under our Credit Agreement at September 30, 2012. We believe that our existing cash, cash equivalents, investments, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $44.5 million and $55.5 million for the nine month periods ended September 30, 2012 and 2011, respectively. The cash provided by operating activities during these periods decreased primarily due to a slow down in sales beginning in the second quarter of 2012 compared to 2011. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flow from operations.
Investing Activities
During the nine month period ended September 30, 2012, cash used by investing activities was $23.8 million compared to cash used of $8.2 million in the nine month period ended September 30, 2011. Cash used by investing activities in the nine month period ended September 30, 2012 was primarily attributable to the $21.0 million used to purchase Geeknet Media assets. Cash used by investing activities in the nine month period ended September 30, 2011 was primarily attributable to $5.3 million of cash used to purchase fixed assets and $5.0 million for purchases of investments, partially offset by a net amount of $2.2 million of sales of investments.

Financing Activities
Cash used for financing activities during the nine month period ended September 30, 2012 and 2011 was $30.7 million and $21.0 million, respectively. The cash used during the current year period was primarily due to $56.8 million of payments to repurchase the Company's common stock and $23.5 million used in repayment of long-term debt, partially offset by $50.5 million in proceeds from long-term debt. During the nine month period ended September 30, 2011, the cash used was primarily due to $25.0 million of debt payments and $7.5 million of payments to repurchase the Company's stock, partially offset by option exercises of $4.4 million and the excess tax benefit from stock options exercised of $7.4 million.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2012, the Company was in compliance with all of the financial and other covenants under our Credit Agreement. Refer to Note 7 “Indebtedness” in our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of September 30, 2012:

	Payments by period
	Total	October 1, 2012 through December 31, 2012	2013-2014	2015	Thereafter
	(in thousands)
Credit Agreement	$42,000	$—	$—	$—	$42,000
Operating lease obligations	10,580	552	3,155	1,517	5,356
Total contractual obligations	$52,580	$552	$3,155	$1,517	$47,356
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2012, we had $42.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to our revolving facility.
Future interest payments on our revolving facility are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.00% (the rate in effect on September 30, 2012) on our current borrowings, interest payments are expected to be $316,000 for October through December 2012, $2.5 million in 2013-2014, $2.5 million in 2015-2016, and $632,000 in 2017.
As of September 30, 2012, we recorded approximately $2.4 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2012 are $2.4 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as approximately $300,000 of its unrecognized tax benefits may be recognized in the next 12 months as a result of a lapse of the statute of limitations.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw improvement in recruitment activity, resulting in revenue and customer growth. In the second half of 2011 and in the current period, we saw more difficult market conditions in our financial services segment and a less urgent recruiting environment for technology professionals. If a slowdown in recruitment activity does occur, our revenues and results of operations will be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving 19 markets, in five languages across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone also conducts business outside the United States. For the nine month periods ended September 30, 2012 and 2011, approximately 21% and 24% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the nine months ended September 30, 2012 would have been a decrease of approximately $251,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2012 and December 31, 2011, our translation adjustment, net of tax, decreased stockholders’ equity by $9.3 million and $12.1 million, respectively. The change from December 31, 2011 to September 30, 2012 is primarily attributable to the position of the U.S. dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of September 30, 2012, we had outstanding borrowings of $42.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2012 on our current borrowings would increase by approximately $105,000.
We also have interest rate risk related to our portfolio of investments and money market accounts. Our investments and money market accounts will produce less income than expected if market interest rates fall.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for the period covered by this report. We acquired Geeknet Media in the third quarter of 2012. Geeknet Media represented approximately 7% of our total assets as of September 30, 2012 and 2% of our revenues for the three month period ended September 30, 2012. As the acquisition occurred during 2012, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Geeknet

Media. This exclusion is in accordance with the SECs general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2012, purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 through July 31, 2012	1,192,216	$8.22	1,192,216	$30,629,710
August 1 through August 31, 2012	1,232,920	8.01	1,232,920	20,750,138
September 1 through September 30, 2012	319,865	8.39	319,865	18,067,048
Total	2,745,001	$8.15	2,745,001
[1] No shares of the Company's common stock were purchased other than through a publicly announced plan or program.
[2] The Stock Repurchase Plan I concluded on March 8, 2012, and the Stock Repurchase Plan II commenced on such date.

Item 6.	Exhibits

31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
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

DICE HOLDINGS, INC.
Date:	October 26, 2012	Registrant

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