Form 10-K
period 2012-12-31
DICE HOLDINGS, INC.
filed 2013-02-04
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $416,000,000 as of June 30, 2012, the last business day of the registrant’s second fiscal quarter of 2012.
As of January 28, 2013, there were 58,585,941 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2012.

DICE HOLDINGS, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, and descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	concerns regarding the European debt crisis and market perceptions concerning the instability of the Euro;

•	competition from existing and future competitors;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	decreases or delays in business-to-business technology advertising spending could harm our ability to generate advertising revenue;

•	failure to develop and maintain our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	failure to timely and efficiently scale and adapt our existing technology and network infrastructure;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ personal information;

•	our indebtedness;

•	inability to borrow funds under our Credit Agreement (as defined below) or refinance our debt;

•	results of operations fluctuate on a quarterly and annual basis;

•	periods of operating and net losses and history of bankruptcy;

•	covenants in our Credit Agreement;

•	inability to successfully identify or integrate future acquisitions;

•	strain on our resources due to future growth;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	control by our principal stockholders;

•	compliance with certain corporate governance requirements and costs incurred in connection with being a public company;

•	compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•	failure to maintain internal controls over financial reporting;

•	loss of key executives and technical personnel;

•	U.S. and foreign government regulation of the Internet and taxation;

•	changes in foreign currency exchange rates;

•	failure to realize the full potential of our network;

•	decrease in user engagement;

•	failure to halt the operations of websites that aggregate our data, as well as data from other companies;

•	failure of Slashdot Media business to attract and retain users;

•	inability to retain Open Source projects and attract new Open Source projects;

•	our foreign operations;

•	inability to expand into international markets;

•	unfavorable decisions in proceedings related to future tax assessments;

•	taxation risks in various jurisdictions for past or future sales;

•	write-offs of goodwill; and

•	significant downturn not immediately reflected in our operating results.

NON-GAAP FINANCIAL MEASURES

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (“GAAP”). Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, and other non-recurring income or expense (“Adjusted EBITDA”), and free cash flow. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of these measures.

PART I

Item 1.	Business

Information Availability
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other material information concerning us are available free of charge on the Investor Relations page of our website at www.diceholdingsinc.com. Our reports filed with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, by calling 1-800-SEC-0330, or by visiting http://www.sec.gov.

Company Profile
Dice Holdings, Inc. (the “Company” or “DHI”) is a leading provider of specialized websites focused on select professional communities. Through our online communities, professionals can manage their careers by finding relevant job opportunities and by building their knowledge through original and community-shared content. Generally, each of our websites are free for professionals to use.
All of our websites are targeted to the specific needs of the professional community they serve. This enables employers, recruiters, staffing agencies, consulting firms and marketing professionals to effectively target and reach highly-valued audiences.
The majority of our revenues are derived from employers and recruiters who utilize our services to find and recruit prospective employees through job postings, access to proprietary resume databases, career fairs and employer branding. The majority of revenues are generated through the sale of recruitment packages, which are available through monthly or longer-term contractual arrangements and allow customers to post jobs and source candidates through our resume databases, and in the case of Dice.com utilize Open WebTM service.

We operate a number of services which generate the majority of revenues from recruitment, including:

•	Dice.com, the leading website in the United States for technology and engineering professionals. The service has operated for over 22 years;

•
ClearanceJobs.com, the leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for new employees has operated for more than 10 years;

•
eFinancialCareers, the leading global website for capital markets and financial services professionals. The service has been in operation for 12 years and operates in 19 markets and five languages primarily in the United Kingdom, Asia, Continental Europe, North America, Australia, as well as the financial centers of the Middle East;

•	Rigzone, a market leader in the oil and gas industry delivering career services, content, data, and advertising, with 14 years of oil and gas rig data;

•	Health Callings (formerly known as AllHealthcareJobs), a leading website in the United States for healthcare professionals. The service has operated for over 13 years; and

•	Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology, energy and security-cleared candidates.

We operate a number of services which generate the majority of revenues from advertising and marketing solutions, including:

•	SourceForge, the largest, most trusted online destination for Open Source software development, discovery, review and publication has been in operation for over 13 years; and

•	Slashdot, a user-generated news, analysis, peer question and professional insight community has been in operation for over 15 years.
The Company, a Delaware corporation, was incorporated on June 28, 2005. We believe that our long operating history (through our predecessors we have been in the technology career development business for over 22 years) has enabled us to build brand recognition and a critical mass of both customers and professionals, which has given us a distinct competitive advantage in our categories.
We believe as recruiting and marketing activities continue to migrate online and become increasingly targeted and specialized, both professionals and customers demand access to relevant industry and occupation-specific news, content, data, and recruiting services. Professionals can utilize the tools we provide to build their online professional profiles on specialized websites focused on select professional communities.
Strategic Investments
In October 2012, we acquired all of the issued and outstanding shares of WorkDigital Limited, a technology company focused on the recruitment industry. The purchase price consisted of $10.0 million in cash, plus deferred payments totaling up to $10.0 million in the aggregate payable in 2013-2014 based on the delivery of certain products and the achievement of certain milestones. The acquisition resulted in the recording of $17.9 million in goodwill and $2.3 million in intangible assets.
In September 2012, we purchased certain assets of Geeknet, Inc.’s online media business (now known as “Slashdot Media”), including the Slashdot, SourceForge and Freecode websites. The purchase price consisted of $20.0 million in cash, of which $3.0 million is being held in escrow. The acquisition resulted in recording intangible assets of $9.7 million and goodwill of $6.2 million.
In June 2012, we purchased certain assets of FINS.com and entered into an exclusive agreement with Dow Jones & Company to provide and operate the online career centers for WSJ.com, The Wall Street Journal website, and MarketWatch.com in the United States.
In August 2010, we acquired all of the issued and outstanding shares of Rigzone.com, Inc., a market leader in the oil and gas industry delivering online content, data, advertising and career services. The purchase expanded our footprint in the energy vertical. The purchase price consisted of initial consideration of approximately $39.0 million in cash. In October 2011, additional consideration of $12.7 million was paid under the purchase agreement for the achievement of certain revenue goals through June 30, 2011, bringing the total purchase price to $51.7 million. The acquisition resulted in recording intangible assets of $24.6 million and goodwill of $30.2 million. In May 2010, we acquired the online and career-events business of WorldwideWorker.com, a global leader in online recruitment for the energy industry. The purchase price consisted of initial consideration of $6.0 million in cash. Additional consideration of $230,000 was paid in 2011 and an additional $1.6 million was paid in February 2012. The acquisition resulted in recording intangible assets of $4.9 million and goodwill of $4.9 million. In January 2012, we combined WorldwideWorker and Rigzone into one service under the Rigzone brand and website, creating one global service with strong reach in each of the major energy producing regions of the world.
In June 2009, we acquired substantially all of the assets of AllHealthcareJobs.com (now known as Health Callings), a leading online career site dedicated to matching healthcare professionals with available career opportunities. The purchase price consisted of initial consideration of $2.7 million in cash (including working capital adjustments) and the issuance of 205,000 shares of the Company’s common stock (with certain restrictions) valued at $959,000.
In October 2006, we acquired all of the outstanding capital stock of eFinancialGroup (the “eFinancialGroup Acquisition”). eFinancialGroup operated the eFinancialCareers.com website, which targets financial markets professionals and employers worldwide. Total consideration for eFinancialGroup was $89.9 million (including the value of 3,628,992 shares of the Series A convertible preferred stock of Dice Holdings, Inc. issued as partial consideration for the eFinancialGroup Acquisition).
Our Segments
The following table summarizes our revenues by reporting segments, which are described in each of the subsequent discussions:

	Year ended December 31,
	2012		2011		2010
	(in thousands, except percentages)
Revenues:
Tech & Clearance	$133,375	68.3%	$115,011	64.2%	$88,206	68.4%
Finance	38,373	19.6%	44,970	25.1%	33,730	26.1%
Energy	19,144	9.8%	15,622	8.7%	4,440	3.5%
Other	4,471	2.3%	3,527	2.0%	2,621	2.0%
Total revenues	$195,363	100.0%	$179,130	100.0%	$128,997	100.0%

Revenues during the year ended December 31, 2012, 2011, and 2010 from customers in the United States totaled $155.8 million, $136.7 million, and $99.0 million, respectively. The remaining revenue for each period was from all foreign countries, none of which were individually significant.
Refer to the notes to our consolidated financial statements for a measure of profit and assets by segment.

Tech & Clearance
Our Tech & Clearance reporting segment is comprised of the Dice.com, ClearanceJobs.com and Slashdot Media (since date of acquisition) services. Revenues are derived mostly from sales of recruitment packages to recruiters and employers, which are a combination of job posting slots, access to a searchable database of candidates, and in the case of Dice.com, our Open Web service. Revenues are also generated from website advertising and marketing solutions, primarily on our Slashdot and SourceForge sites, along with the sale of classified job postings to recruiters and employers.
Dice.com is the leading recruiting and career development website for technology and engineering professionals in the United States. During December 2012, Dice.com had nearly 2.0 million unique visitors, a decrease of 6% since December 2011. As of December 31, 2012, there were approximately 81,000 job postings on Dice.com.
ClearanceJobs.com is the leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for new employees. During December 2012, ClearanceJobs.com had approximately 277,000 unique visitors, an increase of approximately 1% since December 2011, and as of December 31, 2012 had approximately 5,900 job postings on ClearanceJobs.com.
Slashdot Media includes Slashdot, SourceForge, and Freecode websites. Slashdot is a user-generated news, analysis, peer question and professional insight community. It serves technology professionals and enthusiasts with timely, peer-produced and peer-moderated technology news and discussion. During December 2012, Slashdot.com had approximately 3.8 million unique visitors. SourceForge is an online destination for technology professionals and enthusiasts to develop, download, review, and publish Open Source software. SourceForge had approximately 40.7 million unique visitors (a majority of which originated from countries outside the United States) during December 2012 and over 4.0 million downloads per day. Freecode indexes downloadable Linux, Unix, and cross-platform software for a worldwide technology audience.
Finance
Our Finance reporting segment represents the eFinancialCareers service worldwide, including both the International and North American operating segments. Revenues are derived from the sale of job postings, access to a searchable database of candidates, classified job postings, and website advertising, either as part of a package or individually.
eFinancialCareers.com is the leading global recruiting and career development website for financial markets professionals and serves the financial services industry in various markets around the world. During December 2012, eFinancialCareers.com had approximately 1.1 million unique visitors worldwide, including visitors who came to more than one site in the network during the month, an increase of 7% since December 2011. As of December 31, 2012, there were approximately 5,900 job postings on eFinancialCareers.com.
Energy
Our Energy reporting segment represents the Rigzone service. In January 2012, we combined WorldwideWorker and Rigzone into one service under the Rigzone brand and website. Unique features and functionality from the WorldwideWorker website were replicated in the Rigzone website. Resumes and customers on WorldwideWorker were transferred to the Rigzone service, and the WorldwideWorker website was shut down. Revenues are primarily derived from sales of job postings, access to a searchable database of candidates, classified job postings, marketing solutions and website advertising, either as part of a package or individually. Revenues are also generated from the sale of subscriptions to energy industry data and from recruitment services at energy industry events. During December 2012, Rigzone.com had approximately 786,000 unique visitors, an increase of 25% since December 2011, and as of December 31, 2012 there were approximately 4,200 job postings on Rigzone.com.
Other
Our Other reporting segment is comprised of Targeted Job Fairs, Health Callings (beginning June 2009), JobsintheMoney (shut down in June 2010), and WorkDigital (beginning October 2012). Revenues are derived from sales of recruitment packages to recruiters and employers, which is a combination of job posting slots and access to a searchable database of candidates and from the sale of classified job postings to recruiters and employers, along with website advertising and job fair revenue.

Health Callings is a leading recruiting and career development website for healthcare professionals. During December 2012, Health Callings had approximately 328,000 unique visitors, an increase of approximately 1% since December 2011. As of December 31, 2012, Health Callings had approximately 22,000 job postings.
WorkDigital is a technology company focused on the recruitment industry.
Our Industry
We primarily operate in the online employment advertising segment of the broader market for staffing and employment services, although through the acquisition of SourceForge and Slashdot, the Company also operates in the online advertising business. The worldwide market for staffing and employment advertising is large and shifting online at a rapid pace, as is general advertising.
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
We believe that the market for employment advertising will continue to shift online due to:

•
Expansion in the size of the Internet population and increased broadband access. The Internet population continues to grow and, according to International Data Corporation (“IDC”), the number of global Internet users is projected to grow from 2.3 billion in 2012 to over 2.7 billion in 2015. According to Paul Budde Communication, a telecommunications research firm, broadband access is expected to increase to 5.0 billion people in 2016 from the current estimate of 1.0 billion. This trend is bringing online large groups of workers from diverse industry segments and enabling employers and marketers to target them through online classified advertisements.

•
Shift in media consumption and spending from offline to online media. Increased penetration of broadband Internet connections is fueling not only the growth in the number of Internet users but also the amount of time consumers are spending online (on an absolute basis and relative to using other media). According to eMarketer, in 2012 time spent on the Internet increased 4% from 2011 while mobile use increased 52% during the same period. While U.S. online advertising budgets are large and growing, online marketing spend represents only a small fraction of total advertising spend. According to eMarketer, online advertising budgets were estimated to be approximately $37.3 billion in 2012, which was 22% of total U.S. advertising expenditures. We believe that over time, advertisers will follow consumer behavior and invest a growing share of their marketing budgets in online advertising. eMarketer projected that U.S. online advertising would reach $55.3 billion in 2016 and represent 29% of all marketing spend, representing a Compound Annual Growth Rate (“CAGR”) of approximately 10% from 2012.

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

•
Expansion of public information online related to careers through social media. The rapid adoption of social media has led to an expansion of information professionals are willing to share on the open web. As search tools and services continue to improve the indexing, parsing, matching, and aggregating data, employers and recruiters will derive more value from online sourcing services, particularly those that can efficiently target and connect directly with highly-valued professionals.
While generalist career sites have improved the recruiting process compared to traditional offline alternatives, specialized websites offer job postings, content and services tailored to the specific needs of the communities they serve. Generalist sites often do not provide as simple and as rapid an ability to match specific skills and requirements between candidates and available positions. Specialist websites, however, not only can provide an experience relevant to candidates’ specific needs, but also can remain relevant for professionals who are not currently seeking a job, but who nonetheless wish to remain apprised of market trends. We believe this leads to a better recruitment experience for both customers and professionals.
Our Value Proposition
We have become a leading provider of specialized websites for select professional communities by providing unique benefits to professionals and our customers. Each of our websites are targeted to the specific needs of the professional community it serves. This enables employers, recruiters, staffing agencies, consulting firms and marketing professionals to effectively target and reach highly-valued audiences.
By providing deep databases of professionals and highly valued audiences to our customers and a large number of employment opportunities and original and community-shared content for professionals, we encourage the use of our websites and continue to attract customers to our services. We believe these factors have helped us to achieve a critical mass of both customers and professionals, contributing to the attractiveness and efficiency of our online marketplaces.
Benefits to Professionals
Access to a large number of relevant job postings. Our websites provide a large number of job postings for technology and engineering, financial services, energy, healthcare and U.S. government security-clearance positions. For example, as of December 31, 2012, Dice.com had 81,000 individual job postings for technology and engineering professionals, which we believe to be the largest concentration in the United States in these verticals, and eFinancialCareers had more than 5,900 job postings for financial markets professionals. ClearanceJobs.com had 5,900 job postings for individuals with U.S government security-clearance and Rigzone had 4,200 job postings for energy industry positions. In addition, the specialized focus of our career websites benefits professionals by helping to ensure that the job opportunities posted by our customers are relevant and attractive to them.
Compelling user experience. We have designed each of our websites with the specific needs of our target audiences of professionals in mind. Each of our specialized websites permits professionals to search for jobs based on location and other specific variables, such as type of employment and skill set. We also offer tools such as our “search agents,” which provide for powerful, detailed searches of job opportunities that match desired criteria, the results of which are delivered by email. We believe this makes it easy for professionals to quickly find job opportunities that match their qualifications and expectations. Additionally, we tailor the “look and feel” and content of each of our websites to its intended target audience of professionals, which makes the experience more useful and relevant in their day-to-day work lives. We also offer mobile applications for Dice.com and Slashdot to allow users a better experience with their mobile devices. We believe that our customized search engines and audience-tailored websites are efficient and relevant, easy to use and valuable to our users, helping us build a loyal and engaged audience.

Targeted career development services and tools. We provide professionals with targeted career development services and tools including content, decision support tools and relevant industry news. For example, Dice.com and ClearanceJobs.com provide professionals with market and salary information and local market trends. eFinancialCareers.com provides industry-specialized online career content, as well as print and online career guides targeted to college and graduate students. The Rigzone services provide energy industry news from around the globe, as well as detailed salary information. We believe our career development services and tools benefit the professionals who use our websites by providing them with relevant information to manage and enhance their careers, and also increase the engagement of professionals with our sites. Through the acquisition of Slashdot Media, our commitment to delivering unique and valuable information for engagement in each of our communities is reinforced by providing the best original and community-generated content to help technology professionals succeed in their careers.
Benefits to our Customers
Unique pools of qualified professionals. We seek to improve the efficiency of the recruiting process for our customers by providing quick and easy access to large and up-to-date pools of highly qualified and hard-to-reach professionals. The professionals who post their resumes on Dice.com are highly educated, with approximately 70% having a bachelor’s degree or higher, as of January 2013. Our online surveys indicate that over 71% of professionals who use Dice.com have more than five years of experience, nearly half have greater than 10 years of experience, and the majority are currently employed. We believe the high number of employed, or “passive” job seekers that use our websites makes our online websites more attractive to our customers because actively employed professionals often make for more attractive candidates. Moreover, because the communities of professionals who visit our websites are highly skilled and specialized within specific industries, we believe our customers reach a more targeted and qualified pool of candidates than through generalist sites. Additionally, the size and geographic scope of the eFinancialCareers network, which operates websites in 19 markets around the world, provides customers with access to highly targeted financial markets professionals around the world.
Efficient and targeted candidate searches. Our websites are easy to use and our search engines are designed so that our customers can search our resume databases quickly to find professionals who meet specified criteria. We believe that this approach results in a faster and more efficient search for candidates which improves customers overall efficiency in their recruiting efforts and increases customer preference for our recruiting solutions relative to those of our competitors.
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
Strong reach into the technology community. Our Slashdot Media sites serve 45 million unique visitors per month worldwide. Technology professionals and enthusiasts turn to our Media sites to create, improve, compare, and distribute Open Source software and to debate and discuss current issues facing the technology community. The strong user engagement on our sites creates a unique value to advertisers, whether the customers are pursuing business-to-business technology advertising and customized marketing solutions or employment branding and advertising. Our heavily traveled sites deliver significant traffic levels, which provides excellent exposure for advertisers.
Our Strategy
Our goal is to be the leading global network of specialized websites for select professional communities. Our primary objective is to maximize the long-term potential of our websites. We continue to pursue our goals by pursuing the following strategies:
Continue to grow the size, quality, uniqueness and activity level of our professional communities. Continuing to grow the size, quality, uniqueness and activity level of our professional communities is a key success factor in maximizing the long-term potential of our websites. By continually delivering a growing and fresh audience of qualified professionals to our customers, we will be able to satisfy and retain our existing customers as well as to meet the expectations and needs of new customers. We intend to achieve this objective by increasing loyalty and usage among professionals who currently use the site and by reaching new users through targeted marketing, online advertising campaigns, and by providing original and community shared content which helps professionals manage their careers.

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
Further build brand awareness. Brand recognition is a key differentiating factor among providers of traditional and online recruiting and career services, as well as marketing services. We believe that during the 22 years we have operated Dice.com, the 12 years that eFinancialCareers has been in operation, and the 14 years of Rigzone’s oil and gas rig data, we have fostered brands that are closely associated with ease of use and high quality sector-specific career, recruiting services, and information within their professional communities. Slashdot and SourceForge have been in operation for over 15 and 13 years, respectively, and we expect to continue to expand the recognition of these well-known brands. We will continue to invest in increasing brand awareness through targeted marketing and advertising campaigns in order to attract new customers and professionals.
Enhance content and community features across our websites. We believe that professionals find value in the free information and services we provide, and we intend to enhance, expand and develop additional content and community features across our websites. For example, Dice.com launched a discussion board where technology professionals come together to discuss career advice and network with each other. In the past two years, we launched the Dice Talent Network and the Cleared Network that allows for direct interaction between professionals and recruiters or companies that seek to recruit them. eFinancialCareers has invested in producing significant online and offline content tailored to each of its websites and audiences. In addition, by powering the career service of an estimated additional 80 websites in the financial services sector, including well-known, worldwide financial publications, eFinancialCareers is able to position its job postings next to high quality, third party content. We believe enhancing our community features will increase the level of engagement we have with our audience and our audience has with each other.
Continuous innovation builds more efficiency and features into our online services. We seek to continuously improve the value our customers receive though adding features to our specialized websites that drive more efficiency and are tailored to the industry, audience and customers that each site serves. Our Open Web product, currently in beta, searches approximately 50 social and professional networks to create an aggregated profile of a candidate’s professional experience, contributions, history, and capabilities, as well as their passions and interests. This database of aggregated profiles creates a more efficient way to reach talent by reducing the need to search multiple sites, while delivering more candidates and information. In addition, there are continuous improvements in the features professionals use that generates more value for our customers. For example, streamlining the application process for professionals to create site profiles, instant applications and attached resumes has shown a marked increase in the number of searchable profiles and resumes collected which results in additional value to our customers. To support our continuous innovation, the company has recently adopted an agile development process.
Further expand our services globally. We believe there are significant long-term global growth opportunities for the online recruitment and employment advertising industry. As in the United States, there is increasing demand for specialized online recruiting in both emerging and established economies worldwide. Consistent with this belief, we acquired eFinancialGroup in 2006, and, as a result, we now have a strong presence in the United Kingdom, as well as a presence in important financial centers around the world. Our acquisitions of WorldwideWorker and Rigzone in 2010 broadened our global presence to include the energy industry. Our acquisition of Slashdot Media and its strong and substantial audience from countries outside North America provides us with a platform for launching our technology recruiting service beyond North America. Despite the strong overseas traffic generated on the Slashdot Media properties, there has been limited sales staff and sales support to reach marketing and advertising professionals in overseas geographies, an area in which the company intends to invest. We believe the expertise and reach of our brands will provide a strong position to expand our business and brands into new markets. We will also continue to evaluate and selectively pursue other growth opportunities that will allow us to further expand our business outside of the United States.
Selectively expand into new verticals. We believe other professional communities have characteristics that would support specialized websites. We will consider entering into new verticals that meet specific criteria, primarily focusing on hard-to-find, highly skilled and highly paid professionals. We believe we can leverage our experience serving unique vertical or industry markets as we pursue opportunities in other vertical industries.
Products and Services
We provide leading online communities for direct employers, recruiters and staffing companies, consulting firms and marketing professionals, technology and engineering, financial markets, energy, healthcare, and security-cleared professionals. We provide our customers with access to unique audiences of experienced and highly qualified professionals, and we provide our professionals with jobs, community-shared content, career information along with access to collections of full-time, part-time and contract positions. Both customers and professionals provide content for our websites by posting descriptions of available jobs and resumes, and by creating, improving, comparing, and distributing Open Source software and debating and discussing current issues facing the technology community. Our search technology and specialized focus enable us to provide professionals with the ability to perform highly targeted job searches based on specific criteria, including locations, types of employment, skills and keywords. Our vertical focus allows users to find the information they are looking for faster and easier than general job boards. Our websites also offer career resources, such as specialized and community-shared content and industry news.
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
Customers have access to specific tools and resources that Dice.com provides to help recruiters and human resources managers improve the effectiveness and efficiency of their recruitment processes. Through our resume database offerings,

Dice.com provides customers with the ability to conduct powerful, detailed searches of candidate resumes that match desired criteria, the results of which are delivered by email to our customers, as well as the ability to find and source technology professionals through our Open Web tool. Dice.com also provides professionals with job search tools, resume posting and career-related content. In December 2012, Dice.com had over 2.0 million unique visitors and ended the month with more than 1.5 million searchable resumes. Approximately 1.0 million of these resumes are more than one year old.
Customers can purchase recruitment packages, classified postings or advertisements. Approximately 86% of Dice.com revenue is derived from recruitment packages. Recruitment packages offer our customers the ability to access the candidate resume database, post jobs in job slots, and utilize our Open Web service that is currently in beta. Job slots allow our customers to rotate an unlimited number of jobs through the same slots during the contract period. Our base monthly recruitment package gives our customers a single license to search our candidate resume and Open Web databases and the ability to post positions in up to five job slots. Customers are incentivized to purchase our recruitment packages on an annual basis. Our classified postings allow our customers to post a single job for a period of 30 days. General website advertising does not generate a significant portion of our revenue, but may be purchased separately or as part of a recruitment package.
ClearanceJobs.com is the leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. We believe ClearanceJobs.com has the largest and fastest-growing database of active security-cleared candidates available online, with approximately 190,000 resumes as of December 31, 2012. The majority of candidates with resumes in our database have high-level security clearance.
eFinancialCareers.com is the leading global recruiting and career development network for financial markets professionals, including investment banking, asset management, insurance, retail banking, hedge funds and senior corporate finance professionals. eFinancialCareers was launched in the United Kingdom in 2000, and now operates websites in 19 markets in five languages primarily across Europe, Asia, Australia, and North America. eFinancialCareers has expanded its career site network through distribution agreements and powers the career section of more than 60 finance and business websites around the world, including well-known publications and organizations, such as Thomson Reuters (U.K., France, Italy, Germany, Africa and Gulf), L’Agefi, L’Expansion and l’Express (France), Milano Finanza (Italy), Boersen-Zeitung (Germany), Business Spectator (Australia), and Finance Asia (Southeast Asia). As a result, eFinancialCareers is able to greatly enhance the reach and visibility of its job postings and has attracted an audience of cross-border customers and professionals willing to seek jobs in markets other than their own. eFinancialCareers does not generate revenues from its distribution agreements.
eFinancialCareers’ customers primarily post jobs targeting specific sectors within the financial services industry, and can also search the resume database of highly qualified and specialized professionals in this sector. In addition to allowing professionals to post resumes and apply for listed positions, eFinancialCareers also provides professionals with career enhancement tools and resources, such as employer profiles, newsletters, and industry surveys. eFinancialCareers also provides both professionals and graduating students with professional education and training materials. As of December 31, 2012, eFinancialCareers.com had 967,000 searchable resumes.
Rigzone.com is a leading website dedicated to delivering online content, data, advertising and career services in the oil and gas industry. In December 2012, Rigzone.com had over 786,000 unique visitors and following the merger of WorldwideWorker resumes into the Rigzone database, the combined energy database held approximately 800,000 searchable resumes at the end of December 2012.
Health Callings is a leading website dedicated to matching healthcare professionals with available career opportunities. We believe Health Callings has the largest and fastest-growing database of healthcare professionals available online, with 643,000 resumes as of December 31, 2012.
We also operate Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology and security-cleared candidates in the United States.

We offer our advertising and marketing solutions through the following three websites,which are focused on technology professionals and enthusiasts:
Slashdot Media connects millions of technology professionals and enthusiasts. Technology professionals and enthusiasts turn to our sites to create, improve, compare and distribute Open Source software, as well as to debate and discuss current issues within the technology community. Our sites are supported by business-to-business technology advertisers wanting to reach our unique audience of visitors. The following describes the websites included in Slashdot Media:

•
SourceForge provides the Open Source community with a platform to develop, host and distribute Open Source software worldwide, with the majority of the traffic originating outside of the United States;

•	Slashdot provides an avenue for technology professionals and enthusiasts to have timely, peer-produced and peer-moderated technology news and discussion; and

•	Freecode indexes downloadable Linux, Unix, and cross-platform software for a worldwide technology audience.
Marketing and Sales
Success in the highly competitive online recruiting and advertising businesses requires the creation of a marketplace attractive to both customers and professionals. We focus our long-term marketing efforts on growing the number of professionals who visit and engage with our websites, which we believe increases the attractiveness of our websites to our customers. We primarily use targeted marketing, rather than broad-based advertising, to increase our brand awareness among professionals as well as new applicable audiences and to improve site performance including new resumes posted, applications to job postings, and increasing page views. For instance, in the case of Dice.com, we have advertising campaigns on technology-focused websites, and through online and mobile advertising programs on search engines. We also market our websites to professionals through the use of newsletters and industry pieces, such as The Dice Advisor and The ClearanceJobs Report, and through the use of products, such as daily “Job Alert” emails. Our job seeker marketing programs have helped us produce strong results in traffic and user activity.
Our customer marketing efforts are directed at targeted customer acquisition and have been effective in producing new customers. We also employ marketing efforts directed at retaining our existing customers. eFinancialCareers has built its brand awareness through strategic relationships, but without significant spending on marketing and advertising. In addition to our sales efforts described below, our customer marketing efforts are conducted through direct mail and email campaigns, high impact marketing, trade shows, and events. For instance, we send over 1.8 million emails and 100,000 pieces of direct mail to our existing and potential customers on a monthly basis. We also reach our customers through the use of direct marketing educational campaigns, which keep them aware of recruiting developments and practices.
Our sales efforts focus on further penetrating the market for recruiting, career development services, as well as business-to-business marketing and advertising solutions. Our field sales groups target Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our telesales organization focuses on generating new business from recruiters and small and mid-size companies, renewing customer contracts and increasing the service levels that customers purchase, as well as servicing the needs of our largest clients. As of December 31, 2012, our sales organization employed 117 sales personnel in the United States and 53 in the rest of the world. In addition to our sales organization, we also use ad networks, primarily Google’s AdSense for content.
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
Customers
We currently serve a diversified customer base consisting of over 12,000 customers. No customer for our website services accounted for more than 1% of our revenues in 2012. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms, as well as marketing departments of companies. As of December 31, 2012, notable customers of Tech & Clearance segment included AT&T, Adecco, Amazon, IBM, Lockheed Martin, Manpower, Microsoft, Raytheon and Robert Half, and notable customers of eFinancialCareers included Robert Half, Moody’s Investors Service, JP Morgan Chase, Bloomberg, Michael Page International, Credit Suisse, BNY Mellon and Standard Chartered Bank. Notable customers of Rigzone included Halliburton, Schlumberger, Petronas, Saudi Aramco, Shell and British Petroleum.
Technology

We use a variety of technologies to support our websites. Each system is designed so that it can be scaled by adding additional hardware and network capacity. We host our applications whenever possible on clustered, high availability hardware. All applications and data connections are monitored 24/7 for performance, responsiveness and stability.
Our primary operations facilities are in co-location data centers in limited access, temperature-controlled environments with emergency power generation capability and service from multiple telecommunications providers. We maintain backup systems for website operations within our geographically separate recovery data center. We replicate website data at various times throughout the day from the production co-location facility to the recovery data center. Additionally, we have business resumption hardware and software in place at the recovery data center to ensure a smooth transition for the business in case of loss of our data center, and offsite data storage capabilities. We have robust firewalls and switchgear to provide network security, and have used substantial expert assistance in their configuration and testing.
Competition
The market for recruiting services and employment advertising, as well as business-to-business technology advertising and marketing solutions, is highly competitive with multiple online and offline competitors. With the evolution of the online recruiting model, there has been an increasing need to provide ease of use and relevance to professionals, as well as an efficient and cost-effective recruitment method for direct employers, recruiters and staffing companies. Additionally, the further development of the Internet has made it easier for new competitors to emerge with minimal barriers to entry, and advertisers have many alternatives available to reach their target audience. Our ability to maintain our existing customer base and generate new customers depends to a significant degree on the quality of our candidate base and audiences, the quality of our services, the ability to enhance our websites and underlying technology to meet the needs of a rapidly-evolving marketplace, our pricing and value-added products and services and our reputation among our customers and potential customers who are increasingly-sophisticated and demanding. Our competitors include:

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

•	social and professional networking sites, such as LinkedIn and Facebook;

•	aggregators of classified advertising and profiles, including SimplyHired, Indeed, Talent Bin, Entelo, Google and Craigslist;

•
newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards;

•	specialized job boards focused specifically on the industries we service, such as FT.com and ComputerJobs.com;

•	new and emerging competitors with new business models and products;

•	our customers, who seek to recruit candidates directly by using their own resources, including corporate websites;

•	sites that host and support Open Source development activities, such as Github.com and Berlios.de; and

•	general business sites and print sites, as well as technology news and information community sites such as news.google.com, Digg.com and Reddit.com.
Intellectual Property
We seek to protect our intellectual property through a combination of service marks, trademarks, copyrights and other methods of restricting disclosure of our proprietary or confidential information. We have no patents or patent applications pending for our current services. As we continue to develop and improve our technology, patents may become a more significant part of our intellectual property in the foreseeable future. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers. We also seek to control access to and distribution of our technology, documentation and other proprietary information.
We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. We have registered the DICE trademark in the United States, Canada and the European community and the CLEARANCEJOBS.COM and RIGZONE trademarks in the United States. We have registered the EFINANCIALCAREERS mark on the Supplemental Register in the United States and have applied for registration of the mark in other jurisdictions. Through the Slashdot Media acquisition, we acquired all rights and interest in the SourceForge and Slashdot trademarks used in the United States and in other countries. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites, and do not intend to register such copyrights.
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
Regulation and Legislation
User Privacy
We collect, store and use a variety of information about both professionals and customers on our website properties. Within the websites, the information that is collected, stored and used has been provided by the professionals or customers with the intent of making it publicly available. We do not store credit card numbers within our systems, and we do not ask professionals or customers to supply social security numbers. Our business data is separated from website operations by a variety of security layers including network segmentation, physical and logical access controls, firewalls, and many industry accepted best practice information security controls.
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

Employees
As of December 31, 2012, we had 534 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Item 1A.	Risk Factors
We may be adversely affected by cyclicality, volatility or an extended downturn in the United States or worldwide economy, or in or related to the industries we serve.
Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors and the energy industry. Demand for these professionals, and professionals in the other vertical industries we serve such as healthcare, tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology, finance and other vertical industries we serve, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in certain of the vertical industries we serve, such as technology. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2012, the seasonally unadjusted U.S. unemployment rate was 3.8% for computer related occupations, 4.1% in the finance sector, 5.2% in the healthcare sector, as compared to the overall national average of 7.8%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009 we experienced a 29% decline in revenues compared to 2008. If the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.
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
Volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy does not fully recover or worsens, our business, results of operations and financial condition could be materially and adversely affected.

Concerns regarding the European debt crisis and market perceptions concerning the instability of the Euro could adversely impact our business.
Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns, or market perceptions concerning these and related issues, could adversely affect demand for our services in the European market and our business, results of operations, financial condition and liquidity.
We operate in a highly competitive developing market and we may be unable to compete successfully against existing and future competitors.
The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder (owned by Gannett, Tribune, McClatchy and Microsoft) and Monster.com, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com and ComputerJobs.com. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities such as recruitment websites, or have recently partnered with generalist job boards. In addition, we face competition from aggregators of classified advertising, including SimplyHired, Indeed, Google, and Craigslist. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. We also compete with new and emerging competitors with new business models and products that customers are more willing to try in periods of economic uncertainty. In addition, many of our customers also seek to recruit candidates directly by using their own resources, including corporate websites. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, or the qualified professionals who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced. Additionally, job postings and resume posting in the career services industry are not marketed exclusively through any single channel, and accordingly, our competition could aggregate a set of postings similar to ours. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.
We must adapt our business model to keep pace with rapid changes in the recruiting and career services business, including rapidly changing technologies and the development of new products and services.
Providing recruiting and career development services on the Internet is a relatively new and rapidly evolving business, and we will not be successful if our business model does not keep pace with new trends and developments. The adoption of recruiting and job seeking, particularly among those who have historically relied on traditional recruiting methods, requires acceptance of a new way of conducting business, exchanging information and applying for jobs. The number of customers and professionals utilizing our services has increased from several years ago. If we are unable to adapt our business model to keep pace with changes in the recruiting business, or if we are unable to continue to demonstrate the value of our online services to our customers, our business, results of operations, financial condition and liquidity could be materially adversely affected. Our success is also dependent on our ability to adapt to rapidly changing technology and to make investments to develop new products and services. Accordingly, to maintain our competitive position and our revenue base, we must continually modernize and improve the features, reliability and functionality of our service offerings and related products in response to our competitors. Future technological advances in the career services industry may result in the availability of new recruiting and career development offerings or increase in the efficiency of our existing offerings. Some of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements, and to develop and promote their products and services more effectively than we can. We may not be able to adapt to such technological changes or offer new products on a timely or cost effective basis or establish or maintain competitive positions. If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations, financial condition and liquidity could be materially and adversely affected.
Trends that could have a critical impact on our success include:

•	rapidly changing technology in online recruiting;

•	evolving industry standards relating to online recruiting;

•	developments and changes relating to the Internet and mobile devices;

•	evolving government regulations;

•	competing products and services that offer increased functionality;

•	changes in employer and job seeker requirements; and

•	privacy protection concerning transactions conducted over the Internet.
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
We believe that establishing and maintaining the identity of our brands, such as Dice, eFinancialCareers, Rigzone, Health Callings, and ClearanceJobs, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of Internet services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.
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
The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated. As of January 2013, approximately 70% having a bachelor’s degree or higher. Our online surveys indicate that 71% of professionals who use Dice.com have more than five years of experience, nearly half have greater than 10 years of experience, and the majority are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for candidates elsewhere, which could cause our revenues to decline.
We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our websites are accessible within an acceptable load time.
A key element to our continued growth is the ability of our users (whom we define as anyone who visits our website, regardless of whether or not they are a customer), enterprises and professional organizations in all geographies to access our website within acceptable load times. We call this website performance. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our websites are unavailable when users attempt to access them or do not load as quickly as they expect, users may seek other websites to obtain the information for which they are looking, and may not return to our websites as often in the future, or at all. This would negatively impact our ability to attract customers, enterprises and professional organizations and increase engagement on our websites. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.
Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business.
We derive almost all of our revenues from the purchase of recruitment products and services and employment advertising offered on our websites. As a result, our operations depend on our ability to maintain and protect our computer systems, most of which are located in redundant and independent systems in Iowa. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our operations are dependent in part on our ability to protect our operating systems against:

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
Additionally, overall Internet usage could decline if any well publicized compromise of security occurs or if there is a perceived lack of security of personal and corporate information that is stored within our systems to facilitate hiring and recruitment business processes. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment and online job boards, in particular, have been targeted by hackers who seek to gain unauthorized access to job seeker and customer data for purposes of implementing “phishing” or other schemes. Despite our implementation of firewalls, switchgear and other network security measures, our websites, servers, databases and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. Our systems, like the systems of many other websites, have been targeted in the past in cyber attacks and hacks and may continue to be subject to such attacks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. We will continue to review and enhance our computer systems to try to prevent unauthorized and unlawful intrusions, but in the future it is possible that we may not be able to prevent all intrusions and such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of proprietary or personal information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by computer viruses or other similar disruptive problems and we could inadvertently transmit viruses across our networks to our users or other third parties. Our hardware and back up systems could fail causing our services to be interrupted. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.
We may be liable with respect to the collection, storage and use of the personal information of our professionals and our current practices may not be in compliance with proposed new laws and regulations.
Our business depends on our ability to collect, store, use and disclose personal data from the professionals who use our websites. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use, sale and storage by various Internet companies of users’ personal information. While we believe we are in compliance with current law, we cannot ensure that we will not be subject to lawsuits or investigations for violations of law. Moreover, our current practices regarding the collection, storage and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state and foreign governments intended to limit the collection and use of user information. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our current practices relating to the collection, storage and use of user information. Our failure or our perceived failure to comply with laws and regulations could also lead to adverse publicity and a loss of consumer confidence if it were known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our users had given to us. This could result in a loss of customers and revenue and materially adversely impact the success of our business. Concern among prospective customers and professionals regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers and other personal information, could keep prospective customers from using our career services websites. Internet-wide incidents or incidents with respect to our websites, including misappropriation of our users’ personal information, penetration of our network security, or changes in industry standards, regulations or laws could deter people from using the Internet or our websites to conduct transactions that involve confidential information, which could have a material adverse impact on our business. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Additionally, the EU has adopted a directive, and most of the EU states have adopted laws, that impose restrictions on the collection, use and disclosure of personal data concerning EU residents, and on any transfer of such data outside of the EU. In response to the directive and these laws, which prohibit the transfer of data to countries that are not deemed to have laws that adequately protect data subjects’ privacy rights, other countries have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal data that meet the EU’s standard for adequacy. Directives and privacy acts of these other countries may have an adverse effect on our ability to collect, use, disclose and transfer personal data from users in the applicable countries and consequently may have an adverse effect on our business.
We have indebtedness which could affect our financial condition, and, given the current environment, we may not be able to borrow funds under our revolving credit facility or refinance our indebtedness.
As of December 31, 2012, we had $46.0 million of outstanding indebtedness under our Credit Agreement and we had the ability to borrow an additional $109.0 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.
Our Credit Agreement is a revolving facility, the funding of which is dependent on five financial institutions. It is possible that one or more of the lenders will refuse or be unable to satisfy their commitment to lend to us should we need to borrow funds under the revolving credit facility. If borrowings are unavailable to us and we cannot generate sufficient revenues to fund our operations, our business will be adversely affected. In addition, the inability to borrow could hinder growth if we need funds to complete an acquisition.
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
We expect our operating results to fluctuate on a quarterly and annual basis.
Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	the size and seasonal variability of our customers’ recruiting and marketing budgets;

•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;

•	the cost of investing in our technology infrastructure may be greater than we anticipate;

•	our ability to increase our customer base and customer engagement;

•	disruptions or outages in the availability of our websites, actual or perceived breaches of privacy and compromises of our customer’s data;

•	changes in our pricing policies or those of our competitors;

•
macroeconomic changes, in particular, deterioration in labor markets, which would adversely impact sales of our hiring solutions, or economic growth that does not lead to job growth, for instance increases in productivity;

•	the timing and costs of expanding our organization and delays or inability in achieving expected productivity;

•	the timing of certain expenditures, including hiring of employees and capital expenditures;

•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;

•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals; and

•	general industry and macroeconomic conditions.
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
An important component of our strategy is to expand the geographic markets and the vertical sectors we serve and diversify the products and services we offer through the acquisition of other complementary businesses and technologies (for example, the 2012 FINS.com and Slashdot Media acquisitions, 2010 WorldwideWorker and Rigzone acquisitions, the 2009 Health Callings acquisition and the 2006 eFinancialGroup Acquisition). Our further growth may depend in part on our ability to identify additional suitable acquisition candidates and acquire them on terms that are beneficial to us. We may not be able to identify suitable acquisition candidates or acquire them on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired business into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

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
As our operations have expanded, we have experienced a rapid growth in our headcount. We grew from 169 employees at December 31, 2005 to 534 employees at December 31, 2012. Our rapid growth has demanded and will continue to demand substantial resources and attention from our management, including improving our operational and financial systems and expanding, training, retaining and managing our employee base. If we do not effectively manage our growth and expand, train, retain and manage our employee base, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses and reduce our profitability.
Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.
Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our trademarks, trade names and service marks and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied for trademarks and service marks that we use in connection with our business, including DICE, CLEARANCEJOBS.COM, EFINANCIALCAREERS and RIGZONE. Through the Slashdot Media acquisition, we acquired all rights and interest in the SourceForge and Slashdot trademarks used in the United States and in other countries. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, vendors and customers to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, which could adversely affect our business and reputation.
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
Together, the Principal Stockholders beneficially own approximately 29% of our outstanding common stock as of January 30, 2013. Our Principal Stockholders together with certain of our officers and employees, which we refer to as the “Management Stockholders” beneficially own approximately 36%. Accordingly, together the Principal Stockholders and Management Stockholders can exercise significant influence over our business policies and affairs, including the composition of our board of directors, and over any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. The concentration of ownership of the Principal Stockholders may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of the Principal Stockholders, even if such events are in the best interests of minority stockholders. In addition, in connection with our Initial Public Offering (“IPO”) in July 2007, we entered into the Institutional and Management Shareholders Agreement, or the “Institutional Shareholder Agreement,” with the Principal Stockholders and Management Stockholders. In accordance with the Institutional Shareholder Agreement, each of the Principal Stockholders has the right to designate up to (1) three members of our board of directors if such Principal Stockholder owns 17.5% or more of our common stock, (2) two members of our board of directors if it owns less than 17.5% but at least 10% of our common stock, and (3) one member of our board of directors if it owns less than 10% but at least 5% of our common stock. If a Principal Stockholder owns less than 5% of our common stock, it will no longer be entitled to designate members of our board of directors. Each Principal Stockholder has agreed to vote its shares in favor of the directors designated by the other Principal Stockholder in accordance with the terms of the agreement. Each Principal Stockholder will also have the right to designate one member of our Compensation Committee and one member of our Nominating and Corporate Governance Committee if such Principal Stockholder owns at least 5% of our common stock. Our Institutional Shareholder Agreement and our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against our Principal Stockholders in a manner that would prohibit them from investing in competing businesses or doing business with our clients and customers. To the extent they invest in such other businesses, they may have differing interests than our other stockholders.
We have incurred increased costs and will continue to incur these costs as a result of being a public company.
As a public company, we have incurred and will continue to incur significant levels of legal, accounting and other expenses. The Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”), the Dodd-Frank Act and related rules of the Securities and Exchange Commission, the “Commission,” and the NYSE regulate corporate governance practices of public companies and impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. Compliance with these public company requirements has increased our costs, required additional resources and made some activities more time consuming. We are required to expend considerable time and resources complying with public company regulations.
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
If candidate profiles are out-of-date, inaccurate or lack the information that users and customers want to see, we may not be able to realize the full potential of our network, which could adversely impact the growth of our business.
If candidate profiles do not accurately reflect candidate information or if candidates do not update their information or provide accurate and complete information, the value of our network may be negatively impacted because our value proposition as a professional network and as a source of accurate and comprehensive data will be weakened. For example, customers of our services may not find candidates who meet their qualifications or may misidentify a candidate as having such qualifications, which could result in mismatches that erode customer confidence in our solutions. Similarly, incomplete or outdated candidate information would diminish the ability of our customers to reach their target audiences and candidate bases and our ability to provide our customers with valuable insights. Therefore, we must provide features and products that demonstrate the value of our services to our candidates and motivate them to contribute additional, timely and accurate information to their profile and our network. If we fail to successfully motivate our candidates to do so, our business and operating results could be adversely affected.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our user engagement could decline.
We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our users to use our website, or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow, user engagement could decrease, and we could lose existing users. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our website would harm our business and operating results.

We may not be able to halt the operations of websites that aggregate our data as well as data from other companies, including social networks, or copycat websites that have misappropriated our data in the past or may misappropriate our data in the future. These activities could harm our brand and our business.
From time to time, third parties have misappropriated our data through website scraping, robots or other means and aggregated this data on their websites with data from other companies. In addition, “copycat” websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our website. These activities could degrade our brand and harm our business. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

If our Slashdot Media business fails to attract and retain users, particularly users who create and post original content on our web properties, our financial results will be adversely affected.
Our reliance upon user-generated content requires that we develop and maintain tools and services designed to facilitate:

•	creation of user-generated content

•	participation in discussion surrounding such user-generated content

•	evaluation of user-generated content

•	distribution of user-generated content.

If our development efforts fail to facilitate such activities on our web properties, the level of user engagement and interaction will not increase and may decline. Even if we succeed in facilitating such activities on our sites, there can be no assurance that such improvements will be deployed in a timely or cost-effective manner.
If we fail to increase user engagement and interaction on our web properties, we will not attract and retain a loyal user base that is desirable to advertisers. Our inability to maintain a loyal user base and the advertisers who desire to reach them which will adversely affect our Slashdot Media business and our ability to maintain or grow our revenue.
We rely on a limited number of Open Source projects for a portion of our traffic on SourceForge. If we fail to retain these Open Source projects and attract new Open Source projects, our Slashdot Media revenue will be adversely affected.
We generate revenue from advertisements which are displayed when a visitor engages with our Slashdot Media properties and, in particular, at SourceForge.net when a visitor obtains information and or downloads software from an Open Source project. A significant portion of the page views is generated from a limited number of hosted Open Source projects. The loss of the hosting of an Open Source project may result in a significant loss of page views and result in a loss of revenue. There can be no assurance that these Open Source projects will continue to be hosted on our web sites or that users will continue to be attracted to, view and download these Open Source projects. To the extent that we are unable to retain these Open Source projects on our websites for any reason and/or attract new projects, then our advertising revenue will decline, and our Slashdot Media revenue may be adversely affected.
We face risks relating to our foreign operations.
We operate websites serving 19 markets around the world. For the year ended December 31, 2012, approximately 20% of our total revenues were generated outside of the United States. Such amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar, which could affect our results of operations. To date, we have not engaged in exchange rate hedging activities. Even were we to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

•	difficulties in staffing and managing foreign operations;

•	competition from local recruiting services or employment advertising agencies;

•	operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	seasonal reductions in business activity;

•	language and cultural differences;

•	taxation issues;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	credit risk;

•	higher levels of payment fraud;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	difficulties in enforcing intellectual property rights in countries other than the United States; and

•	general political and economic trends.

Our future growth depends on our ability to expand operations in international markets. We may have limited experience or we may need to rely on business partners in these markets, and our future growth will be materially adversely affected if we are unsuccessful in our international expansion efforts.
We operate local websites in numerous markets around the world. Our future growth will depend significantly on our ability to expand our brands and product offerings in additional international markets. As we expand into new international markets, we may have only limited experience in marketing and operating our products and services in such markets. In other instances, we may have to rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting the online recruitment and advertising industry medium and, as a result, our operations in international markets may not develop at a rate that supports our level of investment. In addition, business practices in these new international markets may be unlike those in the other markets we serve and we may face increased exposure to fines and penalties under U.S. laws such as the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate our policies. Any such violations could materially damage our reputation, our brand, our international expansion efforts, our business and our operating results.
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
We do not collect sales or other taxes in certain jurisdictions on the services we provide in the United States. Our operations, and any future expansion of them, along with other aspects of our evolving business, may result in additional sales and other tax obligations.
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
We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2012, we had $202.9 million of goodwill on our balance sheet, which represented approximately 57% of our total assets. We do not amortize goodwill under U.S. accounting standards and instead are required to review goodwill at least annually for impairment. During 2008, goodwill of $7.2 million related to eFinancialCareers’ North American operations was written off. In the event impairment is identified again in the future for any of our reporting units, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of our goodwill would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”
Because we recognize most of our revenue from our contracts over the term of the agreement, a significant downturn in these businesses may not be immediately reflected in our operating results.
We recognize revenue from sales of our recruiting contracts over the terms of the agreements, which, on average, is approximately 12 months. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in the sales of these offerings may not be reflected in our short-term results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any properties. Our corporate headquarters are located at 1040 Avenue of the Americas, New York, New York, where we lease approximately 12,000 square feet. We lease approximately 35,000 square feet of office space in Urbandale, Iowa. We lease approximately 11,000 square feet of space to house our eFinancialCareers operation in London, England. We also have small offices in Cincinnati, Ohio; Houston, Texas; Tiburon, California; San Francisco, California; Dexter, Michigan; Singapore; Dubai, United Arab Emirates; Sydney, Australia; Perth, Australia; Hong Kong; Beijing, China; and Shanghai, China. Our small offices are used across multiple segments.
We believe that our facilities are generally adequate for current and anticipated future use, although we may from time to time lease additional facilities as operations require.

Item 3.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any pending material legal proceedings.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock. The high and low quarterly closing sales prices for the common stock for 2012 and 2011 were as follows:

	2012				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Low	$8.27	$9.03	$7.10	$8.11	$12.77	$11.90	$7.82	$7.05
High	$10.21	$10.98	$9.65	$9.20	$16.13	$18.33	$14.80	$11.00

As of December 31, 2012, the last reported sale price of our stock as reported by the NYSE was $9.18.
Holders
As of December 31, 2012, there were 41 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.
Dividend Policy
While we did declare and pay dividends prior to our IPO, we have not declared or paid any cash dividends on our stock as a public company. We currently anticipate that all future earnings will be retained by the Company to support our long-term growth strategy. Accordingly, we do not anticipate paying periodic cash dividends on our stock for the foreseeable future.
Furthermore, we are restricted by our Credit Agreement in the amount of cash dividends that we can pay.
The payment of any future dividends will be at the discretion of our Board of Directors and subject to the Credit Agreement and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions.
Repurchases of Equity Securities

On August 15, 2011, our Board of Directors approved a stock repurchase program authorizing the purchase, at the discretion of management, of up to $30 million of our common stock over a one-year period (the “Stock Repurchase Plan I”). This plan concluded on March 8, 2012.
In March 2012, the Company’s Board of Directors approved a stock repurchase program that permits the Company to repurchase up to $65 million of its common stock (the “Stock Repurchase Plan II” and, together with the Stock Repurchase Plan I, the “Stock Repurchase Plans”). This new authorization became effective upon the completion of the Stock Repurchase Plan I and will be in effect for one-year.
In January 2013, the Company’s Board of Directors approved a stock repurchase program that permits the Company to repurchase up to $50 million of its common stock (the “Stock Repurchase Plan III” and, together with the Stock Repurchase Plan II, the “Stock Repurchase Plans”). This new authorization will become effective upon the completion of the Stock Repurchase Plan II and will be in effect for one-year. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

During the three months ended December 31, 2012, purchases of our common stock pursuant to the repurchase plan were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2012	590,000	$8.64	590,000	$12,967,300
November 1 through November 30, 2012	437,685	8.45	437,685	9,267,428
December 1 through December 31, 2012	320,658	8.74	320,658	6,466,228
Total	1,348,343	$8.60	1,348,343

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information required by this item as of December 31, 2012 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	8,780,400	$4.67	5,949,294
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	8,780,400	$4.67	5,949,294
See also Item 7. “Management Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”

Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on July 18, 2007 (the date on which our common stock was first traded on the NYSE) through December 31, 2012 (the last trading day of our common stock on the NYSE in 2012) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on July 17, 2007. All values assume reinvestment of the full amount of all dividends, if any.
Comparative Returns

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
Dollars

	7/18/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011	12/31/2012
DHX	$100.00	$55.10	$28.14	$45.17	$98.97	$57.17	$63.31
Russell 2000	$100.00	$90.68	$60.04	$76.35	$96.86	$92.81	$107.99
Dow Jones Internet Composite Index	$100.00	$94.91	$53.37	$95.92	$131.38	$124.43	$150.96

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed “filed” with the SEC.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
The following consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc., which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc., which are not included in this Annual Report.

	For the year ended December 31,
	2012 (3)	2011	2010 (2)	2009 (1)	2008

Revenues	$195,363	$179,130	$128,997	$109,991	$155,009
Operating expenses:
Cost of revenues	15,687	13,024	9,573	7,501	9,862
Product development	16,225	10,316	6,747	3,866	4,425
Sales and marketing	65,033	59,111	44,183	35,241	57,019
General and administrative	27,163	23,804	20,736	18,857	21,277
Depreciation	5,657	4,739	4,122	3,715	3,689
Amortization of intangible assets	6,654	10,062	11,431	14,270	16,641
Impairment of goodwill and intangible assets	—	—	—	—	7,213
Change in acquisition related contingencies	48	3,127	47	—	—
Total operating expenses	136,467	124,183	96,839	83,450	120,126
Operating income	58,896	54,947	32,158	26,541	34,883
Interest expense	(1,314)	(1,446)	(3,376)	(6,801)	(9,552)
Deferred financing cost write-off	(765)	—	(1,388)	—	—
Interest income	83	112	112	213	1,647
Gain (loss) from interest rate hedges	—	—	216	1,505	(2,568)
Other expense	(62)	(124)	(4)	(77)	—
Income from continuing operations before income taxes	56,838	53,489	27,718	21,381	24,410
Income tax expense	18,751	19,389	8,819	7,890	9,573
Income from continuing operations	38,087	34,100	18,899	13,491	14,837
Discontinued operations:
Income from discontinued operations	—	—	—	—	519
Income from discontinued operations, net of tax	—	—	—	—	519
Net income	$38,087	$34,100	$18,899	$13,491	$15,356
Basic earnings per share:
From continuing operations	$0.62	$0.52	$0.30	$0.22	$0.24
From discontinued operations	—	—	—	—	0.01
	$0.62	$0.52	$0.30	$0.22	$0.25
Diluted earnings per share:
From continuing operations	$0.59	$0.49	$0.28	$0.20	$0.23
From discontinued operations	—	—	—	—	0.01
	$0.59	$0.49	$0.28	$0.20	$0.24
Weighted average shares outstanding:
Basic	61,192	65,809	62,665	62,266	62,194
Diluted	64,604	70,053	67,926	66,074	65,345

	For the year ended December 31,
	2012 (3)	2011	2010 (2)	2009 (1)	2008
		(in thousands, except per share information)
Other Financial Data:
Net cash from operating activities	$54,661	$64,494	$47,068	$22,801	$54,176
Depreciation and amortization	12,311	14,801	15,553	17,985	20,330
Capital expenditures	(5,902)	(7,776)	(4,626)	(2,988)	(3,971)
Net cash from investing activities	(33,939)	(10,614)	(46,428)	(3,516)	(10,341)
Net cash from financing activities	(36,829)	(41,595)	(1,769)	(31,170)	(43,196)
Deferred revenue (end of period)	69,404	60,887	49,224	33,909	40,758

	At December 31,
	2012 (3)	2011	2010 (2)	2009 (1)	2008
Balance Sheet Data:
Cash and cash equivalents	$40,013	$55,237	$43,030	$44,925	$55,144
Intangible Assets. net	62,755	56,471	66,500	48,536	59,119
Goodwill	202,944	176,365	176,406	142,638	137,416
Total assets	354,230	326,378	318,722	262,555	283,169
Long-term debt, including current portion	46,000	15,000	41,000	50,300	81,500
Total stockholders’ equity	190,638	209,216	178,227	148,620	123,506
____________________

(1)	Reflects the Health Callings Acquisition in June 2009.

(2)	Reflects the WorldwideWorker Acquisition in May 2010 and the Rigzone Acquisition in August 2010.

(3)	Reflects the FINS.com Acquisition in June 2012, Slashdot Media Acquisition in September 2012 and the WorkDigital Acquisition in October 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. See also “Note Concerning Forward-Looking Statements.”
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in this Annual Report on Form 10-K under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Overview
We are a leading provider of specialized websites for select professional communities. Through our online communities, professionals can manage their careers by finding relevant job opportunities and by building their knowledge through original and community-shared content. Our websites enable employers, recruiters, staffing agencies, consulting firms and marketing professionals to effectively target and reach highly-valued audiences.
In online recruitment, we target employment categories in which there is a long-term scarcity of highly skilled, highly qualified professionals relative to market demand. Our websites serve as online marketplaces where employers and recruiters find and recruit prospective employees, and where professionals find relevant job opportunities and information to further their careers.
In online media, we serve the technology community and the marketing and advertising professionals who want to reach this audience where they create, improve, compare and distribute Open Source software or debate and discuss current news and issues.

Our websites offer job postings, news and content, Open Source software, career development and recruiting services tailored to the specific needs of the professional community that each website serves.
Through our predecessors, we have been in the recruiting and career development business for more than 22 years. Based on our operating structure, we have identified three reportable segments under the Segment Reporting topic of the FASB ASC. Our reportable segments include Tech & Clearance (which includes Dice.com, ClearanceJobs.com and Slashdot Media (from the date of acquisition)), Finance (which includes eFinancialCareers’ global service), and Energy (which includes WorldwideWorker and Rigzone, which were combined into one service under the Rigzone brand and website in January 2012). Targeted Job Fairs, Health Callings (acquired as AllHealthcareJobs in June 2009), and WorkDigital (acquired in October 2012) do not meet certain quantitative thresholds, and therefore are reported in the aggregate in Other.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance and Energy segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At December 31, 2012, Dice.com had approximately 8,400 total recruitment package customers, and our other websites collectively served approximately 3,500 customers, including some customers who are also customers of Dice.com, as of the same date. Customers who buy multiple products or services are counted individually. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $69.4 million and $60.9 million at December 31, 2012 and December 31, 2011, respectively.
We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.
Our ability to continue to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new recruitment package customers and advertisers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives.
Other material factors that may affect our results of operations include our ability to attract qualified professionals that become engaged with our websites and our ability to attract customers with relevant job opportunities. The more qualified professionals that use our websites, the more attractive our websites become to employers and advertisers, which in turn makes them more likely to become our customers, resulting positively on our results of operations. If we are unable to continue to attract qualified professionals to engage with our websites, our customers may no longer find our services attractive, which could have a negative impact on our results of operations. Additionally, we need to ensure that our websites remain relevant in order to attract qualified professionals to our websites and to engage them in high-valued tasks such as posting resumes and/or applying to jobs.
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
Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on our Dice, Rigzone, eFinancialCareers, ClearanceJobs, and Health Callings websites. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. Our arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage. Revenue from recruitment events is recognized when the event is held. Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time leads are delivered to our customers.

Fair Value of Acquired Businesses
We completed the acquisition of Dice Inc. in 2005, eFinancialGroup in 2006, Health Callings in 2009, WorldwideWorker and Rigzone in 2010, and FINS.com, Slashdot Media, and WorkDigital in 2012. FASB ASC topic on Business Combinations requires acquired businesses to be recorded at fair value by the acquiring entity. The Business Combinations topic also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.
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
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill from the 2005 Dice Inc. acquisition is performed as of August 31 by comparing the goodwill recorded from the 2005 acquisition to the fair value of the DCS Online and Targeted Job Fairs reporting units. The annual impairment test performed as of August 31, 2012 resulted in no impairment. The goodwill at the eFinancialCareers’ international business and eFinancialCareers’ North American business was primarily the result of the eFinancialGroup acquisition in October 2006. Goodwill at the Health Callings reporting unit is the result of the acquisition of Health Callings assets in June 2009. The goodwill at the Energy segment is the result of the WorldwideWorker and Rigzone acquisitions during 2010. The annual test of impairment of goodwill from the eFinancialGroup, Health Callings, WorldwideWorker, and Rigzone acquisitions is performed as of October 31 by comparing the goodwill recorded from these acquisitions to the fair value of the respective reporting units. The annual impairment test performed as of October 31, 2012 resulted in no impairment. The fair value of each reporting unit was in excess of the carrying value. Goodwill resulting from the 2012 acquisitions of FINS, Slashdot Media, and WorkDigital will be tested annually for impairment beginning on October 31, 2013.
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
Stock and Stock Based Compensation
On April 20, 2012, at the Company’s Annual Meeting of Stockholders, the stockholders approved the Company’s 2012 Omnibus Equity Award Plan. We have granted stock options and restricted stock to certain of our employees, consultants and directors. We follow the Compensation-Stock Compensation subtopic of the FASB ASC. Compensation expense is recorded for stock awards made to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was estimated on the grant date using Black-Scholes option-pricing model with the weighted average assumption in the table below. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant.

	Year Ended December 31,
	2012	2011	2010
The weighted average fair value of options granted	$3.68	$6.33	$2.74
Dividend yield	—%	—%	—%
Weighted average risk free interest rate	0.80%	2.14%	1.46%
Weighted average expected volatility	49.92%	50.16%	48.74%
Expected life (in years)	4.6	4.6	4.6
Cyclicality
The labor market, online business-to-business advertising and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that the economic and strategic value provided by online career websites has led to an overall increase in the use of these services during the most recent labor market cycle. That increased usage has somewhat lessened the impact of cyclicality on our businesses as compared to traditional offline competitors.
Any slowdown in recruitment activity that occurs will negatively impact our revenues and results of operations. Alternatively, a decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and database licenses and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our recruitment services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to a year.
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During

2010 and the first half of 2011, we saw a significant improvement in recruitment activity, resulting in revenue and customer growth. In the second half of 2011, and throughout 2012, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment activity continues to slow, our revenues and results of operations will be negatively impacted.
In our media businesses, advertisers can generally terminate their contracts with us at any time. Our advertisers’ spending patterns tend to be cyclical, reflecting overall macroeconomic conditions, seasonality and company-specific budgeting and buying patterns. Our advertisers are also concentrated in the technology sector and the economic conditions in this sector also impact their spending decisions. Because we derive a large part of our Media revenue from these advertisers, decreases in or delays of advertising spending could reduce our revenue or negatively impact our results from operations.
Results of Operations
Our historical financial information discussed in this Annual Report on Form 10-K has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2012, 2011 and 2010. Consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	8.0%	7.3%	7.4%
Product development	8.3%	5.8%	5.2%
Sales and marketing	33.3%	33.0%	34.3%
General and administrative	13.9%	13.3%	16.1%
Depreciation	2.9%	2.6%	3.2%
Amortization of intangible assets	3.4%	5.6%	8.9%
Change in acquisition related contingencies	—%	1.7%	—%
Total operating expenses	69.9%	69.3%	75.1%
Operating income	30.1%	30.7%	24.9%
Interest expense	(0.7)%	(0.8)%	(2.6)%
Deferred financing cost write-off	(0.4)%	—%	(1.1)%
Interest income	—%	0.1%	0.1%
Gain from interest rate hedges	—%	—%	0.2%
Other expense	—%	(0.1)%	—%
Income before income taxes	29.1%	29.9%	21.5%
Income tax expense	9.6%	10.8%	6.8%
Net income	19.5%	19.0%	14.7%
Comparison of Years Ended December 31, 2012 and 2011
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2012	2011
	(in thousands, except percentages)
Tech & Clearance	$133,375	$115,011	$18,364	16.0%
Finance	38,373	44,970	(6,597)	(14.7)%
Energy	19,144	15,622	3,522	22.5%
Other	4,471	3,527	944	26.8%
Total revenues	$195,363	$179,130	$16,233	9.1%

Our revenues were $195.4 million for the year ended December 31, 2012 compared to $179.1 million for the same period in 2011, an increase of $16.2 million, or 9.1%.
We experienced an increase in the Tech & Clearance segment of $18.4 million, or 16.0%. The increase was partially a result of our recruitment package customers increasing from approximately 8,100 at December 31, 2011 to approximately 8,400 at December 31, 2012. In addition, our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 5% from the year ended December 31, 2011 to the year ended December 31, 2012. Customer yield on annual contracts at Dice.com has continued to increase, reaching record revenue per customer in the current period. Revenues increased at ClearanceJobs by $1.1 million for the year ended December 31, 2012 as compared to the same period in 2011, an increase of nearly 13%. ClearanceJobs has continued to increase the number of customers served. The acquisition of Slashdot Media on September 17, 2012 contributed revenues of $5.4 million for the year ended December 31, 2012.
The Finance segment experienced a decline in revenue of $6.6 million, or 14.7%. The decrease was the result of continued declines in recruitment activity, beginning in the second half of 2011, primarily due to the global economic slowdown including the European debt crisis and a recession in the United Kingdom causing companies to slow hiring, decreasing demand for our product. Currency impact for the year ended December 31, 2012 decreased revenue by approximately $400,000. In originating currency, revenue decreased 28% in Continental Europe, 14% in the UK, 7% in the Asia Pacific region, and 6% in North America.
Revenues for the Energy segment totaled $19.1 million for the year ended December 31, 2012, an increase of $3.5 million or 22.5% from the comparable 2011 period. The increase was primarily a result of continued global customer growth and increased usage of our career center, as well as increased advertising revenue. During 2012, we expanded our marketing programs and nearly doubled our sales force, which contributed to our strong revenue growth.
Revenues from the Other segment, which consists of Targeted Job Fairs and Health Callings, increased by $944,000 or 26.8%. The increase was primarily the result of $675,000 of revenue growth at Health Callings, due to customer growth driven by our product enhancements and direct marketing efforts. Targeted Job Fairs experienced $269,000 of revenue growth due to conducting more and higher revenue-generating job fairs than the same period in the prior year.
Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Cost of revenues	$15,687	$13,024	$2,663	20.4%
Percentage of revenues	8.0%	7.3%
Our cost of revenues for the year ended December 31, 2012 was $15.7 million compared to $13.0 million for the same period in 2011, an increase of $2.7 million, or 20.4%. The Tech & Clearance segment experienced an increase of $2.1 million primarily due to the acquisition of Slashdot Media. This increase was also due to our investment in planning for an integrated business systems platform of approximately $480,000, including the related personnel and consulting services to drive this initiative. The Other segment experienced an increase in cost of revenues of $296,000 compared to the same period in 2011, primarily related to costs associated with job fairs. The Finance segment experienced an increase of $130,000, primarily due to increased site hosting costs for the FINS.com site. The Energy segment increased $115,000 due to an increase in salaries and related costs for customer service personnel, offset by a lower cost of recruitment events.
Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Product Development	$16,225	$10,316	$5,909	57.3%
Percentage of revenues	8.3%	5.8%
Product development expenses for the year ended December 31, 2012 were $16.2 million compared to $10.3 million for the same period in 2011, an increase of $5.9 million or 57.3%. An increase of $3.8 million was experienced in the Tech & Clearance segment of which the acquisition of Slashdot Media contributed $2.1 million to the increase. The remaining $1.7 million increase in the Tech & Clearance segment, an increase in the Other segment of $1.0 million, and an increase in the Energy segment of $426,000 was driven by additional salaries and related costs, as well as increases in consulting services. In addition, the Finance segment experienced an increase of $719,000 related to development of our websites, as well as increased spend on website content. We continue to enhance the user features and functionality and security of our websites across all brands.
Sales and Marketing Expenses

	Year Ended December 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Sales and Marketing	$65,033	$59,111	$5,922	10.0%
Percentage of revenues	33.3%	33.0%
Sales and marketing expenses for the year ended December 31, 2012 were $65.0 million compared to $59.1 million for the same period in 2011, an increase of $5.9 million or 10.0%. The Tech & Clearance segment experienced an increase in sales and marketing of $4.3 million compared to the same period in 2011 to $40.4 million. Of this increase, $3.3 million was due to an increase in advertising and other marketing costs, due to increased spend for our online advertising, email and social network campaigns, as well as various advertising programs focused on specific geographical markets. To increase usage of our sites by customers and professionals, we use a combination of marketing and improvements to our websites features and functionality. The remaining $1.1 million increase at the Tech & Clearance segment was an increase in sales cost due to the acquisition of Slashdot Media.
The Energy segment experienced an increase of $2.5 million in sales and marketing expenses. The increase in the Energy segment was the result of increased costs related to expanding our worldwide sales organization, including incentive compensation resulting from sales growth, as well as marketing to oil and gas professionals and customer advertising spend.
The Finance segment experienced a decrease in overall sales and marketing expense of $1.5 million to $14.6 million for the year ended December 31, 2012, primarily due to lower sales incentive compensation attributable to lower sales performance during 2012 and lower marketing expenditures.
The Other segment increased by $585,000 from the year ended December 31, 2011 compared to the same period in 2012. The increase was primarily driven by an increase of $344,000 related to our Health Callings service, as we have increased the number of sales personnel and advertising to drive user and customer growth.
General and Administrative Expenses

	Year Ended December 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
General and administrative	$27,163	$23,804	$3,359	14.1%
Percentage of revenues	13.9%	13.3%
General and administrative expenses for the year ended December 31, 2012 were $27.2 million compared to $23.8 million for the same period in 2011, an increase of $3.4 million or 14.1%.
Stock-based compensation expense was $6.1 million, an increase of $1.4 million compared to the same period in 2011. The increase was due to the annual grant of equity awards made in the first quarter of 2012.
General and administrative expense for the Other segment increased $826,000 in the year ended December 31, 2012, as compared to the same period in 2011 due to increases in employee-related expenses and recruitment costs. The Finance segment increase of $763,000 was attributable to costs associated with the London office relocation.

Depreciation

	Year Ended December 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Depreciation	$5,657	$4,739	$918	19.4%
Percentage of revenues	2.9%	2.6%
Depreciation expense for the year ended December 31, 2012 was $5.7 million compared to $4.7 million for the same period of 2011, an increase of $918,000 or 19.4%. The increase was primarily related to increased depreciation on assets purchased for a data center conversion that occurred in the third quarter of 2011, as well as the addition of Slashdot Media assets and related depreciation and other capital additions to hardware, software, and web development costs at the Tech & Clearance segment.
Amortization of Intangible Assets

	Year Ended December 31,		Decrease	Percent Change
	2012	2011
	(in thousands, except percentages)
Amortization	$6,654	$10,062	$(3,408)	(33.9)%
Percentage of revenues	3.4%	5.6%

Amortization expense for the year ended December 31, 2012 was $6.7 million compared to $10.1 million for the same period in 2011, a decrease of $3.4 million or 33.9%. Amortization expense for the year ended December 31, 2012 decreased due to certain intangible assets from the eFinancialCareers, Health Callings, Rigzone and Worldwideworker acquisitions becoming fully amortized, partially offset by amortization expense related to the Slashdot Media, WorkDigital, and FINS.com acquisitions.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $48,000 for the year ended December 31, 2012 due to the WorkDigital acquisition, compared to $3.1 million of expense in the prior year period. In February 2012, a payment of $1.6 million related to the WorldwideWorker acquisition was made to the seller. As of December 31, 2012, all earn-out payments from the WorldwideWorker and Rigzone acquisitions have been made. We expect deferred purchase price payments totaling $10.0 million to be made for the WorkDigital acquisition over the next two years.
Operating Income
Operating income for the year ended December 31, 2012 was $58.9 million compared to $54.9 million for the same period in 2011, an increase of $4.0 million or 7.2%. The increase was primarily the result of the increase in revenues from the Tech & Clearance and Energy segments, lower acquisition contingency expense in the current period, and lower amortization expense. These factors were partially offset by higher operating costs in all areas of the business, most notably product development and marketing.
Interest Expense

	Year Ended December 31,		Decrease	Percent Change
	2012	2011
	(in thousands, except percentages)
Interest expense	$1,314	$1,446	$(132)	(9.1)%
Percentage of revenues	0.7%	0.8%
Interest expense for the year ended December 31, 2012 was $1.3 million compared to $1.4 million for the same period in 2011, a decrease of $132,000 or 9.1%. This decrease was due to the refinancing of the previous credit facility to a $155 million revolving credit facility in the second quarter 2012.

Write off of Deferred Financing Costs
Unamortized deferred financing costs from the prior agreement of $765,000 were written off, increasing interest expense.
Income Taxes

	Year Ended December 31,
	2012	2011
	(in thousands, except percentages)
Income before income taxes	$56,838	$53,489
Income tax expense	18,751	19,389
Effective tax rate	33.0%	36.2%
The effective income tax rate was 33.0% and 36.2% for the year ended December 31, 2012 and December 31, 2011, respectively. The accrual for unrecognized tax benefits decreased by $1.4 million in 2012 compared to a $525,000 decrease in 2011. These decreases occurred because of the expiration of the statute of limitations in both periods. The rate was also lower in the current period due to a decrease in permanent differences for acquisition-related contingencies.
A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	Year Ended December 31,
	2012	2011
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	0.4%	2.8%
State taxes, net of federal effect	1.4%	1.7%
Difference between foreign and U.S. rates	(1.7)%	(2.5)%
Change in unrecognized tax benefits	(2.4)%	(1.0)%
Other	0.3%	0.2%
Effective tax rate	33.0%	36.2%

Comparison of Years Ended December 31, 2011 and 2010
Revenues

	Year Ended December 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Tech & Clearance	$115,011	$88,206	$26,805	30.4%
Finance	44,970	33,730	11,240	33.3%
Energy	15,622	4,440	11,182	n.m.
Other	3,527	2,621	906	34.6%
Total revenues	$179,130	$128,997	$50,133	38.9%
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
Revenues from the Other segment, which consists of Targeted Job Fairs and Health Callings, increased by $906,000 or 34.6%. The increase was primarily the result of $675,000 of revenue growth at Health Callings. We have grown our customer base at Health Callings by more than 50% since December 31, 2010. Targeted Job Fairs experienced $280,000 of revenue growth due to conducting more job fairs, as well as higher revenue-generating job fairs.
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
Of the $725,000 increase experienced in the Other segment, $345,000 was due to increased salaries and benefit costs for Health Callings editorial and product development personnel, as well as other developmental activities on Health Callings. The

Tech & Clearance segment experienced a $539,000 increase in product development expenses due to increased personnel and resources related to enhancements of our websites and work on security related projects.
Sales and Marketing Expenses

	Year Ended December 31,		Increase	Percent Change
	2011	2010
	(in thousands, except percentages)
Sales and Marketing	$59,111	$44,183	$14,928	33.8%
Percentage of revenues	33.0%	34.3%
Sales and marketing expenses for the year ended December 31, 2011 were $59.1 million compared to $44.2 million for the same period in 2010, an increase of $14.9 million or 33.8%. The primary driver of the increase was increased marketing spending to attract customers and professionals to our services. Additionally, the Company’s increased sales performance led to higher compensation expense during the current year period. Compensation expense includes commissions, bonuses and other performance-related compensation for the sales force.
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
Sales and marketing expenses in the Other segment increased by $692,000 from the year ended December 31, 2010 to the same period in 2011. The increase was primarily driven by the Health Callings business, as marketing activities have been increased to drive customer growth.
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

Amortization expense for the year ended December 31, 2011 was $10.1 million compared to $11.4 million for the same period in 2010, a decrease of $1.4 million or 12.0%. Amortization expense for the year ended December 31, 2011 included a decrease of $5.9 million related to certain intangible assets from the Dice, eFinancialCareers, and Health Callings acquisitions becoming fully amortized, partially offset by an increase of $4.6 million related to the Rigzone and WorldwideWorker acquisitions. The life of certain WorldwideWorker intangible assets was reduced because these assets will no longer be in service following the January 2012 shutdown of the WorldwideWorker site.
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

Earnings per Share
Basic earnings per share was $0.62 and $0.52 for the year ended December 31, 2012 and December 31, 2011, respectively, an increase of $0.10 or 19.2%. Diluted earnings per share was $0.59 and $0.49, respectively, an increase of $0.10 or 20.4%. The increases were primarily due to an increase in net income and decreased weighted-average shares outstanding due to stock repurchases.
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

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP metric used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. We also use this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA, as defined in our Credit Agreement, represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock option expenses, losses resulting from certain dispositions outside the ordinary course of business, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the Credit Agreement up to $250,000, deferred revenues written off in connection with acquisition purchase accounting adjustments, writeoff of non-cash stock compensation expense, and business interruption insurance proceeds, minus (to the extent included in calculating such net income) non-cash income or gains, interest income, and any income or gain resulting from certain dispositions outside the ordinary course of business.
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
We present Adjusted EBITDA because covenants in our Credit Agreement contain ratios based on this measure. Our Credit Agreement is material to us because it is one of our primary sources of liquidity. If our Adjusted EBITDA were to decline below certain levels, covenants in our Credit Agreement that are based on Adjusted EBITDA may be violated and could cause a default and acceleration of payment obligations under our Credit Agreement. See Item 8 “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements,” Note 8 for additional information on the covenants for our Credit Agreement.
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
To compensate for these limitations, management evaluates our liquidity by considering the economic effect of excluded expense items independently, as well as in connection with its analysis of cash flows from operations and through the use of other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analysis.
A reconciliation of Adjusted EBITDA for the years ending December 31, 2012, 2011 and 2010 (in thousands) follows:

	Year Ended December 31,
	2012	2011	2010
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$38,087	$34,100	$18,899
Interest expense	1,314	1,446	3,376
Deferred financing cost write-off	765	—	1,388
Interest income	(83)	(112)	(112)
Income tax expense	18,751	19,389	8,819
Depreciation	5,657	4,739	4,122
Amortization of intangible assets	6,654	10,062	11,431
Change in acquisition related contingencies	48	3,127	47
Gain on interest rate hedges	—	—	(216)
Non-cash stock compensation expense	6,130	4,676	3,589
Other	62	124	4
Expenses incurred with equity offering	—	—	750
Adjusted EBITDA	$77,385	$77,551	$52,097

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$54,661	$64,494	$47,068
Interest expense	1,314	1,446	3,376
Amortization of deferred financing costs	(315)	(461)	(676)
Interest income	(83)	(112)	(112)
Income tax expense	18,751	19,389	8,819
Deferred income taxes	4,406	474	2,026
Change in accrual for unrecognized tax benefits	1,367	525	1,384
Change in accounts receivable	3,253	3,730	3,904
Change in deferred revenue	(5,581)	(11,672)	(12,582)
Payment of Rigzone acquisition contingency	—	4,660	—
Changes in working capital and other	(388)	(4,922)	(1,110)
Adjusted EBITDA	$77,385	$77,551	$52,097
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
We have summarized our free cash flow for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$54,661	$64,494	$47,068
Add: Portion of payment of Rigzone acquisition contingency included in operating activities	—	4,660	—
Purchases of fixed assets	(5,902)	(7,776)	(4,626)
Free cash flow	$48,759	$61,378	$42,442
Cash Flows
We have summarized our cash flows for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year Ended December 31,
	2012	2011	2010
Cash from operating activities	$54,661	$64,494	$47,068
Cash from investing activities	(33,939)	(10,614)	(46,428)
Cash from financing activities	(36,829)	(41,595)	(1,769)
We have financed our operations primarily through cash provided by operating activities. At December 31, 2012, we had cash, cash equivalents and investments of $42.2 million compared to $60.2 million at December 31, 2011. Investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. Cash and cash equivalents held in non-U.S. jurisdictions totaled approximately $31.7 million at December 31, 2012. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal sources of liquidity are cash, cash equivalents and investments, as well as the cash flow that we generate from our operations. In addition, externally, we had $109.0 million in borrowing capacity under our Credit Agreement at December 31, 2012. We believe that our existing cash, cash equivalents, investments, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Comparison of Years Ended December 31, 2012 and 2011
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $54.7 million and $64.5 million for the years ended December 31, 2012 and 2011, respectively. The cash provided by operating activities during these periods decreased primarily due to a slow down in sales beginning in the second quarter of 2012 compared to 2011. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flow from operations.
Investing Activities
During the year ended December 31, 2012, cash used by investing activities was $33.9 million compared to cash used of $10.6 million in the year ended December 31, 2011. Cash used by investing activities in the year ended December 31, 2012 was primarily attributable to the $30.8 million used to purchase Slashdot Media assets and the WorkDigital acquisition. Cash used by investing activities in the year ended December 31, 2011 was primarily attributable to $7.8 million of cash used to purchase fixed assets and $5.0 million for purchases of investments, partially offset by a net amount of $2.2 million of sales of investments.

Financing Activities
Cash used for financing activities during the years ended December 31, 2012 and 2011 was $36.8 million and $41.6 million, respectively. The cash used during the current period was primarily due to $68.2 million of payments to repurchase the Company’s common stock and $23.5 million used in repayment of long-term debt, partially offset by $54.5 million in proceeds from long-term debt. During the year ended December 31, 2011, the cash used was primarily due to $26.0 million of debt payments, $19.5 million of payments to repurchase the Company’s stock, and payment of acquisition related contingencies of $8.3 million, partially offset by cash inflows from the excess tax benefit from stock options exercised of $7.8 million and stock option exercises of $4.6 million. The offering of common stock during February 2011 had no net financing cash flow impact on the Company as proceeds received were used to purchase shares of common stock from certain members of our management and board of directors related to option exercises, which purchases resulted in treasury stock being held by the Company.
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
Investing Activities
Cash used by investing activities during the years ended December 31, 2011 and 2010 was $10.6 million and $46.4 million, respectively. The cash used during the year ended December 31, 2011 was primarily attributable to $5.0 million to purchase investments and $7.8 million used to purchase fixed assets, partially offset by $2.2 million for sales of investments. The 2010 period included $43.8 million of cash used to purchase WorldwideWorker and Rigzone.

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
Financings and Capital Requirements

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2012, our consolidated leverage ratio was 0.58 to 1.0 and was required to be less than 3.0 to 1.0. Our consolidated interest coverage ratio was 38.8 to 1.0 and was required to to be greater than 3.5 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2012, the Company was in compliance with all of the financial and other covenants under the Credit Agreement. Refer to Note 8 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Offerings of Stock
In December 2010, February 2011, and May 2011, we completed offerings of our common stock. We used the proceeds from the offerings in December 2010 and February 2011 to purchase shares of our common stock from certain current and former members of our management and board of directors. The purchase of these shares resulted in 868,524 shares and 1,075,633 shares of treasury stock being held by the Company, respectively. We did not receive any proceeds from the sale of shares by the selling stockholders.
Other Capital Requirements
We anticipate capital expenditures in 2013 to be approximately $6 to $8 million. We intend to use operating cash flows to fund capital expenditures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of December 31, 2012:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$46,000	$—	$—	$46,000	$—
Operating lease obligations	15,616	2,727	4,663	3,642	4,584
Total contractual obligations	$61,616	$2,727	$4,663	$49,642	$4,584
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. During 2012 we entered into a lease for office space in London to replace existing office space. As of December 31, 2012, we had $46.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 8 “Indebtedness” in our consolidated financial statements for additional information related to our revolving facility.
Future interest payments on our revolving facility are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.00% (the rate in effect on December 31, 2012) on our current borrowings, interest payments are expected to be $2.7 million for 2013-2014, $2.7 million in 2015-2016, and $664,000 in 2017.
We have a contingent payment of $10.0 million related to the WorkDigital acquisition that is expected to be paid in 2013-2014 based on delivery of certain products and achievement of certain milestones.
As of December 31, 2012, we recorded approximately $2.5 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2012 are $2.5 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as approximately $400,000 of its unrecognized tax benefits may be recognized by the end of 2013 as a result of a lapse of the statute of limitations.

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
Foreign Exchange Risk
We conduct business serving 19 markets, in five languages mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone also conducts business outside the United States. For the years ended December 31, 2012 and 2011, approximately 20% and 24% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during 2012 would have been a decrease of approximately $330,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2012 and December 31, 2011, our translation adjustment, net of tax, decreased stockholders’ equity by $9.3 million and $12.1 million, respectively. The change from December 31, 2011 to December 31, 2012 is primarily attributable to the position of the U.S. dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of December 31, 2012, we had outstanding borrowings of $46.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2013 on our current borrowings would increase by approximately $460,000.
We also have interest rate risk related to our portfolio of investments and money market accounts. Our investments and money market accounts will produce less income than expected if market interest rates fall.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dice Holdings, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Dice Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dice Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 1, 2013

DICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011
(in thousands, except per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$40,013	$55,237
Investments	2,201	4,983
Accounts receivable, net of allowance for doubtful accounts of $2,095 and $1,515	29,030	20,684
Deferred income taxes—current	1,609	509
Prepaid and other current assets	3,084	2,190
Total current assets	75,937	83,603
Fixed assets, net	11,158	8,726
Acquired intangible assets, net	62,755	56,471
Goodwill	202,944	176,365
Deferred financing costs, net of accumulated amortization of $131 and $650	1,078	957
Other assets	358	256
Total assets	$354,230	$326,378
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,552	$14,599
Deferred revenue	69,404	60,887
Current portion of acquisition related contingencies	4,926	1,557
Current portion of long-term debt	—	4,000
Income taxes payable	3,817	2,929
Total current liabilities	94,699	83,972
Long-term debt	46,000	11,000
Deferred income taxes—non-current	14,414	17,167
Accrual for unrecognized tax benefits	2,502	3,869
Acquisition related contingencies	4,830	—
Other long-term liabilities	1,147	1,154
Total liabilities	163,592	117,162
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 71,047 and 69,364 shares, respectively; outstanding: 58,958 and 65,070 shares, respectively	710	694
Additional paid-in capital	294,747	285,153
Accumulated other comprehensive loss	(9,294)	(12,052)
Accumulated earnings (deficit)	16,586	(21,501)
Treasury stock, 12,090 and 4,294 shares, respectively	(112,111)	(43,078)
Total stockholders’ equity	190,638	209,216
Total liabilities and stockholders’ equity	$354,230	$326,378
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012, 2011, and 2010
(in thousands, except per share amounts)

	For the year ended December 31,
	2012	2011	2010
Revenues	$195,363	$179,130	$128,997
Operating expenses:
Cost of revenues	15,687	13,024	9,573
Product development	16,225	10,316	6,747
Sales and marketing	65,033	59,111	44,183
General and administrative	27,163	23,804	20,736
Depreciation	5,657	4,739	4,122
Amortization of intangible assets	6,654	10,062	11,431
Change in acquisition related contingencies	48	3,127	47
Total operating expenses	136,467	124,183	96,839
Operating income	58,896	54,947	32,158
Interest expense	(1,314)	(1,446)	(3,376)
Deferred financing cost write-off	(765)	—	(1,388)
Interest income	83	112	112
Gain from interest rate hedges	—	—	216
Other expense	(62)	(124)	(4)
Income before income taxes	56,838	53,489	27,718
Income tax expense	18,751	19,389	8,819
Net income	$38,087	$34,100	$18,899

Basic earnings per share	$0.62	$0.52	$0.30
Diluted earnings per share	$0.59	$0.49	$0.28

Weighted-average basic shares outstanding	61,192	65,809	62,665
Weighted-average diluted shares outstanding	64,604	70,053	67,926
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	For the year ended December 31,
	2012	2011	2010
Net income	$38,087	$34,100	$18,899

Foreign currency translation adjustment, net of tax of $-, $-, and $-	2,752	(19)	(2,023)
Unrealized gains on investments, net of tax of $3, $1 and $-	6	2	1
Total other comprehensive income (loss)	2,758	(17)	(2,022)
Comprehensive income	$40,845	$34,083	$16,877
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2010	—	$—	62,502	$625	$232,508	$—	$(74,500)	$(10,013)	$148,620
Net income							18,899		18,899
Other comprehensive loss								(2,022)	(2,022)
Stock based compensation					3,589				3,589
Excess tax benefit over book expense from stock options exercised					4,832				4,832
Restricted stock issued			144	2					2
Restricted stock forfeited			(4)	—					—
Proceeds from sale of common stock			1,076	11	11,032				11,043
Purchase of treasury stock related to option exercises						(11,043)			(11,043)
Exercise of common stock options			2,234	22	4,285				4,307
Balance at December 31, 2010	—	—	65,952	660	256,246	(11,043)	(55,601)	(12,035)	178,227
Net income							34,100		34,100
Other comprehensive loss								(17)	(17)
Stock based compensation					4,676				4,676
Excess tax benefit over book expense from stock options exercised					7,762				7,762
Restricted stock issued			480	4					4
Restricted stock forfeited or withheld to satisfy tax obligations			(17)	—		(171)			(171)
Proceeds from sale of common stock			868	9	11,934				11,943
Purchase of treasury stock related to option exercises						(11,943)			(11,943)
Purchase of treasury stock under stock repurchase plan						(19,921)			(19,921)
Exercise of common stock options			2,081	21	4,535				4,556
Balance at December 31, 2011	—	—	69,364	694	285,153	(43,078)	(21,501)	(12,052)	209,216
Net income							38,087		38,087
Other comprehensive income								2,758	2,758
Stock based compensation					6,130				6,130
Excess tax benefit over book expense from stock options exercised					998				998
Restricted stock issued			972	9					9
Restricted stock forfeited or withheld to satisfy tax obligations			(62)	(1)		(423)			(424)
Purchase of treasury stock under stock repurchase plan						(68,610)			(68,610)
Exercise of common stock options			773	8	2,466				2,474
Balance at December 31, 2012	—	$—	71,047	$710	$294,747	$(112,111)	$16,586	$(9,294)	$190,638

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	For the year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$38,087	$34,100	$18,899
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,657	4,739	4,122
Amortization of intangible assets	6,654	10,062	11,431
Deferred income taxes	(4,406)	(474)	(2,026)
Amortization of deferred financing costs	315	461	676
Write-off of deferred financing costs	765	—	1,388
Share based compensation	6,130	4,676	3,589
Change in acquisition related contingencies	(48)	3,127	47
Change in accrual for unrecognized tax benefits	(1,367)	(525)	(1,384)
Changes in operating assets and liabilities:
Accounts receivable	(3,253)	(3,730)	(3,904)
Prepaid expenses and other assets	(835)	(557)	(76)
Accounts payable and accrued expenses	544	176	4,372
Income taxes receivable/payable	776	5,290	(2,041)
Deferred revenue	5,581	11,672	12,582
Payments to reduce interest rate hedge agreements	—	—	(333)
Payment of Rigzone acquisition contingency	—	(4,660)	—
Other, net	61	137	(274)
Net cash flows from operating activities	54,661	64,494	47,068
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(30,800)	—	(43,796)
Purchases of fixed assets	(5,902)	(7,776)	(4,626)
Purchases of investments	(1,744)	(4,988)	(2,442)
Maturities and sales of investments	4,507	2,150	4,436
Net cash flows from investing activities	(33,939)	(10,614)	(46,428)
Cash flows from financing activities:
Payments on long-term debt	(23,500)	(26,000)	(78,300)
Proceeds from long-term debt	54,500	—	69,000
Proceeds from sale of common stock	—	11,943	11,043
Purchase of treasury stock related to option exercises	—	(11,943)	(11,043)
Payments under stock repurchase plan	(68,220)	(19,462)	—
Payment of acquisition related contingencies	(1,557)	(8,280)	—
Proceeds from stock option exercises	2,474	4,556	4,307
Purchase of treasury stock related to vested restricted stock	(423)	(171)	—
Excess tax benefit over book expense from stock options exercised	998	7,762	4,832
Financing costs paid	(1,101)	—	(1,608)
Net cash flows from financing activities	(36,829)	(41,595)	(1,769)
Effect of exchange rate changes	883	(78)	(766)
Net change in cash and cash equivalents for the year	(15,224)	12,207	(1,895)
Cash and cash equivalents, beginning of year	55,237	43,030	44,925
Cash and cash equivalents, end of year	$40,013	$55,237	$43,030
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
Dice Holdings, Inc. (“DHI” or the “Company”), a Delaware corporation, was incorporated on June 28, 2005. Through predecessor companies, DHI has been in the career development business for over 22 years. The Company is a leading provider of specialized websites focused on select professional communities. Through the Company’s online communities, professionals can manage their careers by finding relevant job opportunities and by building their knowledge through original and community-shared content. The Company operates career management services for technology, engineering, financial services, healthcare, and security-cleared professionals, as well as career management and information and data services for the energy industry.

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
Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on the Dice.com, ClearanceJobs.com, eFinancialCareers.com, Rigzone.com and Health Callings websites. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.
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
Data services revenue. Access to the Company’s database of energy industry data is provided to customers for a fee. Data services revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months.
Job fair and recruitment event booth rentals. Job fair and recruitment event revenues are derived from renting booth space to recruiters and employers. Revenue from these sales is recognized when the job fair or recruitment event is held. Certain customers purchase access to resumes obtained at these career fairs, which revenue is recognized on a per event basis over the period of the contract.

Concentration of Credit Risk—Substantially all of the Company’s cash, cash equivalents and investments have been invested in a diversified portfolio of high quality money market instruments, debt instruments of U.S. government agencies, and certificates of deposit with readily determinable quoted market values. The money market instruments comprise of short-term bank deposits and money market funds invested in U.S. treasury securities, U.S. government agency securities, European government securities and United Kingdom government securities. The Company believes it is not exposed to any significant credit risk.
The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2012, 2011 and 2010.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Dice’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Statements of Cash Flows—All bank deposits and money market accounts are considered cash and cash equivalents.
The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2012	2011	2010
Supplemental cash flow information:
Interest paid	$947	$983	$3,357
Taxes paid	22,705	7,384	9,383
Non-cash investing and financing activities:
Contingent consideration to be paid in cash for acquisitions	9,708	—	10,510
Capital expenditures on fixed assets included in accounts payable and accrued expenses	401	144	18
Share repurchases included in accounts payable and accrued expenses	852	459	—
Investments—The Company’s investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. The inputs used in measuring fair value are quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets. Investments are classified and accounted for as available-for-sale and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income (Loss). If management determines that an unrealized loss is other-than-temporary, such loss will be charged to the statement of operations. There were no other-than-temporary charges during 2012, 2011 or 2010.
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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2012, 2011 and 2010 was $34.3 million, $30.4 million and $20.3 million, respectively.
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
Stock-Based Compensation—The Company has one plan to grant equity awards to certain employees, consultants and directors of the Company and its subsidiaries. See Note 12.
Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The Company’s long-term debt consists of borrowings under its credit facility. See Note 4 for fair value disclosures.
Risks and Uncertainties—DHI is subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for internet products and services. These risks include the failure to develop and extend the Company’s online service brands, the rejection of the Company’s services by consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable.
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
New Accounting Pronouncements—In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance amends U.S. GAAP to conform with measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and they include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions, some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. This amended guidance is to be applied prospectively

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and is effective for fiscal years beginning after December 15, 2011. The Company adopted the revised guidance, and it did not have a material impact on the Company’s Consolidated Financial Statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income. This update modifies the options for disclosure of the components of net income and comprehensive income. Companies now have the choice of a continuous statement or a two-schedule statement, in which all of the components of net income and comprehensive income are disclosed. Under the new guidance, the adjustments from net income to other comprehensive income are to be disclosed on the face of the financial statements. In December 2011, the FASB issued ASU 2011-12, which defers certain provisions of ASU 2011-05. ASU 2011-05’s provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented was indefinitely deferred by ASU 2011-12. During the deferral period, entities are required to comply with all existing requirements for reclassification adjustments in ASC 220. These updates are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company retrospectively adopted the revised guidance, and it did not have a material impact on the Company’s Consolidated Financial Statements.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. Under the revised guidance, companies testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. These updates are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the revised guidance, and it did not have a material impact on the Company’s Consolidated Financial Statements.
In July 2012, the FASB issued ASU No. 2012-02, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, companies testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset (i.e. step 1 of the impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the revised guidance, and it did not have a material impact on the Company’s Consolidated Financial Statements.

3. ACQUISITIONS
2012 Acquisitions
FINS.com—In June 2012, the Company purchased certain assets of FINS.com, resulting in recording of identifiable intangible assets for candidate database, mobile application technology and brand names. Refer to Note 7 “Acquired Intangible Assets.” The FINS.com acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
Slashdot Media—In September 2012, the Company purchased certain assets of Geeknet, Inc.’s online media business, which is comprised of the Slashdot, SourceForge and Freecode websites. The purchase price consisted of $20.0 million in cash, of which $3.0 million is being held in escrow. The acquisition resulted in recording intangible assets of $9.7 million and goodwill of $6.2 million. The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $5.1 million were recorded at fair value of $4.8 million.
WorkDigital—In October 2012, the Company acquired all of the issued and outstanding shares of WorkDigital Limited, a technology company focused on the recruitment industry for $10.0 million in cash, plus deferred payments totaling $10.0 million in the aggregate payable in 2013-2014 based on the delivery of certain products and the achievement of certain milestones. The acquisition resulted in the recording of $17.9 million in goodwill and $2.3 million in intangible assets.
The assets and liabilities recognized as of the acquisition dates for FINS.com, Slashdot Media and WorkDigital include (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINS.com, Slashdot Media and WorkDigital Acquisitions
Assets:
Accounts receivable	$4,852
Acquired intangible assets	12,925
Goodwill	24,212
Fixed assets	1,922
Other assets	248
Assets acquired	44,159

Liabilities:
Accounts payable and accrued expenses	$449
Deferred revenue	2,644
Deferred income taxes	558
Fair value of contingent consideration	9,708
Liabilities assumed	13,359

Net Assets Acquired	$30,800
Goodwill results from the expansion of the Company’s market share in the Tech & Clearance and Finance verticals, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of FINS.com, Slashdot Media, and WorkDigital into the Company’s existing operations. The amount of goodwill expected to be deductible for tax purposes is $6.3 million.
Pro forma Information (Unaudited)—The following pro forma consolidated results of operations are presented as if the acquisition of Slashdot Media was completed as of January 1, 2011:

	For the year ended December 31,
	2012	2011

Revenues	$209,239	$199,538
Net income	42,096	35,187
Basic earnings per share	$0.69	$0.53
The pro forma financial information represents the combined historical operating results of the Company and Slashdot Media with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets and the related income tax impacts of such adjustments. The Consolidated Statements of Operations for the year ended December 31, 2012 include revenues from the Slashdot Media acquisition of $5.4 million and an operating loss of $141,000. The operating loss was primarily attributable to amortization of intangible assets of $636,000.
The pro forma financial information does not include adjustments for the FINS.com and WorkDigital acquisitions, as they are not individually or collectively material in the Company’s results.
2010 Acquisitions
WorldwideWorker—In May 2010, the Company acquired the online and career-events business of WorldwideWorker.com (“WorldwideWorker”), a global leader in online recruitment for the energy industry. The purchase price consisted of initial consideration of $6.0 million in cash. Additional consideration of up to a maximum of $3.0 million in cash was payable upon the achievement of certain financial goals over the two year period ended December 31, 2011. The acquisition resulted in

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recording intangible assets of $4.9 million and goodwill of $4.9 million. During the year ended December 31, 2011, $230,000 was paid to the sellers for the achievement of financial goals related to the year ended December 31, 2010. A liability of $1.6 million was recorded as of December 31, 2011 for the estimated consideration which was paid in February 2012. The WorldwideWorker acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein. In January 2012, the Company combined WorldwideWorker and Rigzone into one service under the Rigzone brand and website.
Rigzone—In August 2010, the Company acquired all of the issued and outstanding shares of Rigzone.com, Inc. (“Rigzone”), a U.S. market leader in the oil and gas industry delivering online content, data, advertising and career services. The purchase extended the Company’s footprint in the energy vertical. The purchase price consisted of initial consideration of approximately $39.0 million in cash. In October 2011, additional consideration of $12.7 million was paid for the achievement of certain revenue goals through June 30, 2011, bringing the total purchase price to $51.7 million. The amount of the contingent payment was equal to five times the amount by which revenue (as defined in the agreement) for the year ended June 30, 2011 exceeded $8.2 million. As of the date of acquisition, the Company’s best estimate of the contingent payment was $8.1 million.
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
Goodwill results from the expansion of the Company’s market share in the energy vertical, from intangible assets that do not qualify for separate recognition, including an assembled workforce, and from expected synergies from combining operations of Rigzone into the existing DHI operations. Goodwill is not deductible for tax purposes.
The Consolidated Statements of Operations include revenue from the Energy segment of $4.4 million for the year ended December 31, 2010 and operating loss of $3.1 million for the year ended December 31, 2010. The operating loss was primarily attributable to amortization of intangible assets of $3.9 million and a $0.8 million charge due to the increase in expected acquisition related contingent payments.

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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets. The money market funds are valued using quoted prices in the market, and investments are valued using significant other observable inputs. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt approximate their fair values. The estimated fair value of long-term debt as of December 31, 2012 and December 31, 2011 was approximately $46.0 million and $15.0 million, respectively, based on an estimate of current rates for debt of the same remaining maturities.
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 3- Acquisitions. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should delivery of certain product enhancements occur. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected to the future delivery of product enhancements to estimate the fair value of these liabilities. A 2% discount rate is used to fair value the expected payments. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. The expense is included in Change in Acquisition Related Contingencies on the Consolidated Statements of Operations.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of December 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,820	$—	$—	$11,820
Investments	—	2,201	—	2,201
Contingent consideration to be paid in cash for the acquisitions	—	—	9,756	9,756

	As of December 31, 2011
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,383	$—	$—	$25,383
Investments	—	4,983	—	4,983
Contingent consideration to be paid in cash for the acquisitions	—	—	1,557	1,557

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
	2012	2011	2010
Contingent consideration for acquisitions
Balance at beginning of period	$1,557	$11,370	$863
Additions for acquisitions	9,708	—	10,510
Cash payments	(1,557)	(12,940)	(50)
Change in estimates included in earnings	48	3,127	47
Balance at end of period	$9,756	$1,557	$11,370

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
The Company determines whether the carrying value of recorded goodwill is impaired for each reporting unit on an annual basis or more frequently if indicators of potential impairment exist for each reporting unit. The impairment test for goodwill for the reporting units from the 2005 Dice Inc. acquisition is performed annually as of August 31 and last resulted in no impairment. The impairment test for goodwill for the reporting units from the 2006 eFinancialCareers acquisition, the 2009 Health Callings acquisition and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31 and last resulted in no impairment. Goodwill resulting from the 2012 acquisitions of FINS, Slashdot Media, and WorkDigital will be tested annually for impairment beginning on October 31, 2013. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. No impairment was indicated during the 2012 impairment tests. The fair value of each reporting unit was in excess of the carrying value.
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

5.    INVESTMENTS

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DHI’s investments are stated at fair value. These investments are available-for-sale. The following tables summarize the Company’s investments as of December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	Within one year	1,210	4	1,214
Certificates of deposit	1 to 5 years	982	5	987
Total		$2,192	$9	$2,201

	As of December 31, 2011
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. Government and agencies	Within one year	$759	$1	$760
U.S. Government and agencies	1 to 5 years	1,516	2	1,518
Certificates of deposit	Within one year	1,239	1	1,240
Certificates of deposit	1 to 5 years	1,464	1	1,465
Total		$4,978	$5	$4,983

6.    FIXED ASSETS, NET
Fixed assets, net consist of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Computer equipment and software	$21,318	$16,226
Furniture and fixtures	1,464	1,501
Leasehold improvements	1,405	641
Capitalized website development costs	7,218	5,820
	31,405	24,188
Less: Accumulated depreciation and amortization	(20,247)	(15,462)
Fixed assets, net	$11,158	$8,726

The Company experienced an increase in fixed assets from December 31, 2011 to December 31, 2012 primarily due to the investment in planning for an integrated business systems platform, as well as capitalized web development costs and assets purchased for the London office relocation during 2012.

7.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of December 31, 2012
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$17,500	$3,500	$21,000	$(15,156)	$(53)	$5,791	3.7 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	15,490	3,625	19,115	(8,930)	(490)	9,695	6.0 years
Customer lists	41,513	3,700	45,213	(38,624)	(729)	5,860	4.8 years
Candidate and content database	28,241	2,100	30,341	(27,884)	(48)	2,409	2.8 years
Acquired intangible assets, net	$141,744	$12,925	$154,669	$(90,594)	$(1,320)	$62,755

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2011
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$18,000	$(14,277)	$(61)	$3,662	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	16,790	(9,095)	(495)	7,200	5.1 years
Customer lists	41,513	(37,430)	(720)	3,363	4.6 years
Candidate and content database	28,241	(24,949)	(46)	3,246	3.0 years
Acquired intangible assets, net	$144,138	$(85,751)	$(1,322)	$56,471

The WorldwideWorker brand and technology were retired during the year ended December 31, 2012. The total cost and accumulated amortization were reduced from the total cost as of December 31, 2012.
Identifiable intangible assets for the Slashdot Media, WorkDigital and FINS.com acquisitions are included in the total cost as of December 31, 2012. The weighted-average amortization period for the technology, trademarks and brand names, customer lists and candidate and content database are 2.8 years, 5.8 years, 10.0 years and 1.6 years, respectively.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of December 31, 2012, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

2013	$6,398
2014	5,512
2015	3,795
2016	1,853
2017	1,755
2018 and thereafter	4,442

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

8.    INDEBTEDNESS
Credit Agreement—In June 2012, the Company, together with Dice Inc. and Dice Career Solutions, Inc. (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”), which provides for a revolving facility of $155.0 million maturing in June 2017. The Borrowers used $14.2 million of the proceeds from the Credit Agreement to pay the full amount of indebtedness and interest outstanding under the previously existing credit facility dated July 2010, terminating that facility. A portion of the proceeds was also used to pay certain costs associated with the Credit Agreement and for working capital purposes.
Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2012, our consolidated leverage ratio was 0.58 to 1.0 and was required to be less than 3.0 to 1.0. Our consolidated interest coverage ratio

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was 38.8 to 1.0 and was required to to be greater than 3.5 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2012, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by three of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc. (formerly known as JobsintheMoney.com, Inc.), Targeted Job Fairs, Inc., and Rigzone.com, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.
Debt issuance costs of approximately $1.1 million were incurred and are being amortized over the life of the loan. These costs are included in interest expense. Unamortized deferred financing costs from the previous credit facility of $765,000 were written off and are included in interest expense during the year ended December 31, 2012.
Previous Credit Agreement—In July 2010, the Company entered into an agreement which provided for a revolving facility of $70.0 million and a term facility of $20.0 million, with each facility maturing in January 2014. Borrowings of $30.0 million were made on July 29, 2010, including $20.0 million on the term facility and $10.0 million on the revolving facility, which were used to pay the full amount outstanding on the previously existing facility, terminating that facility.
Borrowings bore interest at the Company’s option, at a LIBOR rate, Eurocurrency rate, or base rate plus a margin. The margin ranges from 2.75% to 3.50% on LIBOR and Eurocurrency loans and 1.75% to 2.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. Quarterly payments of $1.0 million of principal were required on the term loan facility, which commenced on December 31, 2010.
The agreement contained various customary affirmative and negative covenants and also contained certain financial covenants, including a consolidated leverage ratio, consolidated fixed charge coverage ratio and a minimum liquidity requirement. Negative covenants included restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The agreement also provided that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency.
The amounts borrowed as of December 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	December 31, 2012	December 31, 2011
Amounts Borrowed:
LIBOR rate loans	$46,000	$15,000
Total borrowed	$46,000	$15,000

Maximum available to be borrowed under revolving facility	$109,000	$70,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	2.75%
Actual interest rates	2.00%	3.04%
Borrowings during the year ended December 31, 2012 were to fund the Slashdot Media acquisition and stock repurchases. There are no scheduled amortization payments until maturity of the Credit Agreement in June 2017.

9.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013	$2,727
2014	2,509
2015	2,154
2016	1,851
2017	1,791
2018 and thereafter	4,584
Total minimum payments	$15,616
Rent expense was $2.3 million, $1.8 million and $1.6 million for the years ended December 31, 2012, 2011, and 2010, respectively, and is included in General and Administrative expense on the Consolidated Statements of Operations. During 2012, the Company entered into a lease for office space in London through July 2018 to replace existing office space. Future minimum payments increased by $3.1 million for this lease.
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
Tax Contingencies
The Company operates in a number of tax jurisdictions and is subject to audits and reviews by various taxation authorities with respect to income, payroll, sales and use and other taxes and remittances. The Company may become subject to future tax assessments by various authorities for current or prior periods. The determination of the Company’s worldwide provision for taxes requires judgment and estimation. There are many transactions and calculations where the ultimate tax determination is uncertain. The Company has recorded certain provisions for our tax estimates which we believe are reasonable. The accrual for unrecognized tax benefits decreased by $1.4 million in 2012 compared to a $525,000 decrease in 2011. These decreases occurred because of the expiration of the statute of limitations in both periods.

10.    EQUITY TRANSACTIONS
Offerings of Stock—On December 15, 2010, the Company completed a secondary offering of its common stock(“Secondary Offering”). The Company sold 1,075,633 shares of its common stock and selling stockholders sold an additional 12,724,367 shares of common stock at a price of $10.75 per share less underwriting commissions. The proceeds, net of underwriting commissions, received by the Company were $11.0 million. The Company used the proceeds to purchase shares of the Company’s common stock from certain current and former members of the Company’s management and board of directors. The purchase of these shares resulted in treasury stock being held by the Company. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
On February 22, 2011, the Company completed a secondary offering of its common stock. The Company sold 868,524 shares of its common stock and selling stockholders sold an additional 7,181,476 shares of common stock at a price of $14.25 per share less underwriting commissions. The proceeds, net of underwriting commissions, received by the Company were $11.9 million. The Company used the proceeds to purchase shares of the Company’s common stock from certain members of the Company’s management and board of directors. The purchase of these shares resulted in treasury stock being held by the Company. The Company is currently holding the shares in a treasury stock account. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
On May 13, 2011, certain stockholders completed a sale of 8,000,000 shares of common stock. No shares were sold by the Company, and the Company did not receive any proceeds from the sale of shares by the selling stockholders.
Stock Repurchase Plan—On August 15, 2011, the Company’s Board of Directors approved a stock repurchase program that permitted the Company to repurchase up to $30 million of its common stock over a one year period (the “Stock Repurchase Plan I”). This plan concluded on March 8, 2012.
In March 2012, the Company’s Board of Directors approved a stock repurchase program that permits the Company to repurchase up to $65 million of its common stock (the “Stock Repurchase Plan II” and, together with the Stock Repurchase

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan I, the “Stock Repurchase Plans”). This new authorization became effective upon the completion of the Stock Repurchase Plan I and will be in effect for one year.
In January 2013, the Company’s Board of Directors approved a stock repurchase program that permits the Company to repurchase up to $50 million of its common stock (the “Stock Repurchase Plan III” and, together with the Stock Repurchase Plan II, the “Stock Repurchase Plans”). This new authorization will become effective upon the completion of the Stock Repurchase Plan II and will be in effect for one year. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the year ended December 31, 2012, the Company purchased approximately 7.7 million shares of its common stock on the open market. These shares were purchased at an average cost of $8.85 per share, for a total cost of approximately $68.6 million. Approximately $852,000 of share repurchases had not settled as of December 31, 2012, and this amount is included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet as of December 31, 2012. As of December 31, 2012, there was approximately $6.0 million remaining under the Stock Repurchase Plan II.
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
Dividends—No dividends have been issued in 2012, 2011 or 2010. Our Credit Agreement limits our ability to issue dividends. Refer to Note 8 “Indebtedness”.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME
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

	Year ended December 31,
	2012	2011	2010
Unrealized gains on securities:
Balance at beginning of year	$3	$1	$—
Unrealized gains for the year, net of tax	6	2	1
Balance at end of year	9	3	1
Foreign currency translation:
Balance at beginning of year	(12,055)	(12,036)	(10,013)
Translation adjustments, net of tax	2,752	(19)	(2,023)
Balance at end of year	(9,303)	(12,055)	(12,036)
Total:
Balance at beginning of year	(12,052)	(12,035)	(10,013)
Total adjustments for the year	2,758	(17)	(2,022)
Balance at end of year	$(9,294)	$(12,052)	$(12,035)

12.    STOCK BASED COMPENSATION
During the year ended December 31, 2012, the Company had two plans (the 2005 Plan and 2007 Plan) under which it could grant stock-based awards to certain employees, directors and consultants of the Company and its subsidiaries. On April 20, 2012, at the Company’s Annual Meeting of Stockholders, the stockholders approved the Company’s 2012 Omnibus Equity Award Plan (the 2012 Plan). The 2012 Plan replaced the 2005 Plan and 2007 Plan. Compensation expense for stock-based awards made to employees, directors and consultants in return for service is recorded in accordance with Compensation-Stock Compensation of the FASB ASC. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.
The Company recorded stock based compensation expense of $6.1 million, $4.7 million, and $3.6 million, respectively, during the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, there was $15.1 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
Restricted Stock- Restricted stock is granted to employees, consultants of the Company and its subsidiaries, and to non-employee members of the Company’s Board. These shares are part of the compensation plan for services provided by the employees, consultants, or Board members. The closing price of the Company’s stock on the date of grant was used to determine the fair value of the grants. The expense related to the restricted stock grants is recorded over the vesting period. There was no cash flow impact resulting from the grants.
The restricted stock vests in various increments on the anniversaries on each grant, subject to the recipient’s continued employment or service through each applicable vesting date. Vesting occurs over one year for Board members and over four years for employees and consultants.
A summary of the status of restricted stock awards as of December 31, 2012 and 2011, and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2012		2011		2010
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the year	550,250	$12.98	140,000	$6.59	45,000	$4.15
Granted- Restricted Stock	971,800	$8.94	480,000	$14.29	144,000	$6.58
Forfeited during the year	(61,625)	$10.73	(16,750)	$14.50	(4,000)	$6.08
Vested during the year	(155,056)	$12.89	(53,000)	$7.42	(45,000)	$4.15
Non-vested at end of year	1,305,369	$10.09	550,250	$12.98	140,000	$6.59

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2012	2011	2010
The weighted average fair value of options granted	$3.68	$6.33	$2.74
Dividend yield	—%	—%	—%
Weighted average risk free interest rate	0.80%	2.14%	1.46%
Weighted average expected volatility	49.92%	50.16%	48.74%
Expected life (in years)	4.6	4.6	4.6

A summary of the status of options granted as of December 31, 2012, 2011, and 2010, and the changes during the years then ended is presented below:

	Year Ended December 31, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	8,826,199	$4.19	$38,284,701
Granted	800,500	$8.81	—
Exercised	(772,986)	$3.20	$4,893,058
Forfeited	(73,313)	$7.40	—
Options outstanding at December 31	8,780,400	$4.67	$41,236,574
Exercisable at December 31	7,240,729	$3.90	$38,974,435
Options expected to vest at December 31	1,393,863	$8.36

	Year Ended December 31, 2011
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	10,763,097	$3.57	$116,085,316
Granted	296,000	$14.43	—
Exercised	(2,081,332)	$2.19	$25,011,227
Forfeited	(151,566)	$7.36	—
Options outstanding at December 31	8,826,199	$4.19	$38,284,701
Exercisable at December 31	6,994,787	$3.51	$33,538,128

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	11,451,740	$2.82	$43,308,314
Granted	1,702,000	$6.53	—
Exercised	(2,233,789)	$1.93	$18,216,548
Forfeited	(156,854)	$4.92	—
Options outstanding at December 31	10,763,097	$3.57	$116,085,316
Exercisable at December 31	7,497,721	$2.71	$87,248,090

The weighted-average remaining contractual term of options exercisable at December 31, 2012 is 3.1 years. The following table summarizes information about options outstanding as of December 31, 2012:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	1,283,336	2.7	1,283,336
$ 1.00 - $ 3.99	2,659,681	2.8	2,567,201
$ 4.00 - $ 5.99	601,635	3.8	591,509
$ 6.00 - $ 8.99	3,760,710	4.0	2,583,188
$ 9.00 - $ 14.50	475,038	5.2	215,495
	8,780,400		7,240,729

13.    INCOME TAXES
Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2012 and 2011 are as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$84	$3
Allowance for doubtful accounts	594	394
Provision for accrued expenses and other, net	897	745
Stock based compensation	5,707	4,927
Capital loss	807	807
Deferred revenue	77	119
	8,166	6,995
Less valuation allowance	807	807
Deferred tax asset, net of valuation allowance	7,359	6,188
Deferred tax liabilities:
Provision for accrued expenses and other, net	—	(752)
Acquired intangibles	(18,199)	(19,626)
Depreciation of fixed assets	(1,965)	(2,468)
Deferred tax liabilities	(20,164)	(22,846)
Net deferred tax liability	$(12,805)	$(16,658)
Recognized in Consolidated Balance Sheets:
Deferred tax asset—current	$1,609	$509
Net deferred tax liability—noncurrent	(14,414)	(17,167)
Net deferred tax liability	$(12,805)	$(16,658)
At December 31, 2012 and 2011, the Company had a $807,000 deferred tax asset related to a capital loss carryforward. The capital loss can only be offset against capital gains and expires in the 2013 tax year. The Company has set up a deferred tax asset valuation allowance fully offsetting the capital loss.
Tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Current income tax expense:
Federal	$19,617	$14,837	$7,849
State	1,352	1,041	738
Foreign	2,179	3,970	2,355
Current income tax expense	23,148	19,848	10,942
Deferred income tax expense (benefit):
Federal	(3,960)	363	(1,074)
State	(165)	40	(35)
Foreign	(272)	(862)	(1,014)
Deferred income tax expense (benefit)	(4,397)	(459)	(2,123)
Income tax expense	$18,751	$19,389	$8,819

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Tax effect of permanent items	0.4%	2.8%	1.2%
State taxes, net of federal effect	1.4%	1.7%	1.6%
Difference between foreign and U.S. rates	(1.7)%	(2.5)%	(1.6)%
Change in unrecognized tax benefits	(2.4)%	(1.0)%	(5.0)%
Other	0.3%	0.2%	0.6%
Effective tax rate	33.0%	36.2%	31.8%
The Company’s income before tax from foreign entities was $8.0 million, $12.4 million and $6.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company plans to continue to finance expansion and operating requirements of subsidiaries outside the U.S. through reinvestment of the undistributed earnings of these subsidiaries (approximately $47 million at December 31, 2012), and taxes that would result from potential distributions have not been provided. If earnings were distributed, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the United States.
The Company follows the guidance in the FASB ASC topic on Income Taxes related to Uncertainty in Income Taxes. An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2012 and 2011 the Company has recorded a liability of $2.5 million and $3.9 million, respectively, which consists of unrecognized tax benefits of $2.2 million and $3.5 million, respectively, and estimated accrued interest and penalties of $311,000 and $361,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2012, 2011 and 2010, interest and penalties recorded in the consolidated statements of operations were $(50,000), $100,000 and $83,000, respectively. Following is a reconciliation of the amounts of unrecognized tax benefits for the year ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Unrecognized tax benefits—beginning of period	$3,508	$4,133	$5,600
Gross increases in tax positions related to current year	551	176	244
Gross increases (decreases) in tax positions related to prior year	265	338	(1,314)
Lapse of statute of limitations	(2,133)	(1,139)	(397)
Unrecognized tax benefits—end of period	$2,191	$3,508	$4,133
The balance of unrecognized tax benefits of $2.5 million and $3.9 million, as of December 31, 2012 and 2011, respectively, if recognized, would affect the effective tax rate.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The Company is generally no longer subject to examinations by tax authorities for its U.S. federal and foreign tax returns for years prior to 2009; or for its U.S. state and local tax returns for years prior to 2007. The Company believes it is reasonably possible that as much as approximately $400,000 of its unrecognized tax benefits may be recognized by the end of 2013 as a result of a lapse of the statute of limitations.

14.    EMPLOYEE SAVINGS PLAN
The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $856,000, $778,000, and $560,000 for the years ended December 31, 2012, 2011 and 2010, respectively, to match employee contributions to the Savings Plan.

15.    SEGMENT INFORMATION
The Company has three reportable segments: Tech & Clearance, Finance, and Energy. The Tech & Clearance reportable segment includes the Dice.com, ClearanceJobs.com and Slashdot Media services (since the date of acquisition). The Finance reportable segment includes the eFinancialCareers service worldwide, including both the operating segments of North America

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and International. The Energy reportable segment includes the Rigzone service. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates revenue from sales of recruitment packages and related services. The Company has other services and activities that individually are not more than 10% of consolidated revenues, net income or total assets. These include Health Callings, Targeted Job Fairs and WorkDigital (since the date of acquisition) and are reported in the “Other” category. The Company’s foreign operations are comprised of a portion of the eFinancialCareers and Rigzone services, which operate in Europe, the financial centers of Gulf Region of the Middle East and Asia Pacific.
The following table shows the segment information for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
By Segment:
Revenues:
Tech & Clearance	$133,375	$115,011	$88,206
Finance	38,373	44,970	33,730
Energy	19,144	15,622	4,440
Other	4,471	3,527	2,621
Total revenues	$195,363	$179,130	$128,997

Depreciation:
Tech & Clearance	$4,695	$3,894	$3,519
Finance	607	529	449
Energy	92	98	48
Other	263	218	106
Total depreciation	$5,657	$4,739	$4,122

Amortization:
Tech & Clearance	$636	$—	$3,240
Finance	387	811	2,963
Energy	5,201	8,472	3,904
Other	430	779	1,324
Total amortization	$6,654	$10,062	$11,431

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011	2010

Operating income (loss):
Tech & Clearance	$51,170	$44,982	$27,686
Finance	10,391	17,893	9,351
Energy	1,743	(5,123)	(3,111)
Other	(4,408)	(2,805)	(1,768)
Operating income	58,896	54,947	32,158
Interest expense	(1,314)	(1,446)	(3,376)
Deferred financing cost write-off	(765)	—	(1,388)
Interest income	83	112	112
Gain from interest rate hedges	—	—	216
Other income	(62)	(124)	(4)
Income before income taxes	$56,838	$53,489	$27,718

Capital expenditures:
Tech & Clearance	$4,684	$7,028	$2,992
Finance	1,038	513	557
Energy	34	118	132
Other	593	272	332
Total capital expenditures	$6,349	$7,931	$4,013

By Geography:
Revenues:
U.S.	$155,834	$136,738	$98,959
Non- U.S.	39,529	42,392	30,038
Total revenues	$195,363	$179,130	$128,997

	December 31, 2012	December 31, 2011	December 31, 2010
Total assets:
Tech & Clearance	$183,896	$160,903	$157,386
Finance	92,513	104,490	92,956
Energy	53,203	56,346	63,349
Other	24,618	4,639	5,031
Total assets	$354,230	$326,378	$318,722
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2012 and 2011 and the changes in goodwill for the years ended (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Tech & Clearance	Finance	Energy	Other	Total

Goodwill	$84,778	$70,287	$35,104	$3,311	$193,480
Accumulated impairment losses	—	(7,213)	—	—	(7,213)
Accumulated foreign currency translation adjustments	—	(9,902)	—	—	(9,902)
Goodwill at December 31, 2011	$84,778	$53,172	$35,104	$3,311	$176,365
Goodwill acquired during the year	6,221	75	—	17,916	24,212
Foreign currency translation adjustment	(8)	2,068	—	307	2,367
Goodwill at December 31, 2012	$90,991	$55,315	$35,104	$21,534	$202,944

Balance at December 31, 2012
Goodwill	$90,999	$70,362	$35,104	$21,227	$217,692
Accumulated impairment losses	—	(7,213)	—	—	(7,213)
Accumulated foreign currency translation adjustments	(8)	(7,834)	—	307	(7,535)
	$90,991	$55,315	$35,104	$21,534	$202,944

Goodwill acquired during the year ended 2012 was the result of the Slashdot Media, WorkDigital and FINS.com acquisitions. Goodwill acquired during the year ended 2010 was the result of the WorldwideWorker and Rigzone acquisitions.

16.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 1.2 million, 237,000, and 277,000 shares were outstanding during the years ended December 31, 2012, 2011, and 2010, respectively, but were excluded from the calculation of diluted EPS for the years then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	2012	2011	2010
Income from continuing operations—basic and diluted	$38,087	$34,100	$18,899

Weighted-average shares outstanding—basic	61,192	65,809	62,665
Add shares issuable upon exercise of stock options	3,412	4,244	5,261
Weighted-average shares outstanding—diluted	64,604	70,053	67,926

Basic earnings per share	$0.62	$0.52	$0.30
Diluted earnings per share	$0.59	$0.49	$0.28

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 2012 and 2011:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2012
Revenues	$46,132	$48,455	$48,038	$52,738
Total operating expenses	32,237	32,776	33,331	38,123
Operating income	$13,895	$15,679	$14,707	$14,615

Net income	$8,619	$9,454	$11,001	$9,013
Basic earnings per common share	$0.13	$0.15	$0.18	$0.15	[1]
Diluted earnings per common share	$0.13	$0.14	$0.17	$0.15

2011
Revenues	$40,089	$44,881	$46,804	$47,356
Total operating expenses	29,322	32,406	31,805	30,650
Operating income	$10,767	$12,475	$14,999	$16,706

Net income	$6,587	$7,742	$9,311	$10,460
Basic earnings per common share	$0.10	$0.12	$0.14	$0.16
Diluted earnings per common share	$0.09	$0.11	$0.13	$0.15	[1]

____________________

[1]	Due to rounding, the sum of the quarters may not equal the full year amount.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
We acquired Slashdot Media in the third quarter of 2012. Slashdot Media represented approximately 6% of our total assets as of December 31, 2012 and 3% of our revenues for the year ended December 31, 2012. As the acquisition occurred during 2012, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Slashdot Media. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2012 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dice Holdings, Inc.
New York, New York
We have audited the internal control over financial reporting of Dice Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Slashdot Media, which was acquired on September 17, 2012 and whose financial statements constitute 6% of total assets and 3% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Slashdot Media. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 1, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth below, the information called for by Item 10 will be set forth in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2012 and is incorporated herein by reference.
Executive Officers of the Company
Set forth below is information relating to the Company’s executive officers as of January 31, 2013.

Name	Age	Position
Scot W. Melland	50	Chairman, President and Chief Executive Officer
Michael P. Durney	50	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Bennett Smith	50	Chief Technology Officer
Brian P. Campbell	48	Vice President, Business and Legal Affairs, General Counsel and Secretary
John Benson	51	Managing Director—International
James Bennett	42	Global Managing Director—eFinancialCareers
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
Bennett Smith has been Chief Technology Officer since joining Dice Holdings, Inc. in February 2012. He is responsible for developing and executing the technology strategy for the Company, including overseeing the Company’s engineering, development and technology operations teams and driving innovation through the development and use of new technologies. Prior to joining the Company, Mr. Smith was with Orbitz Worldwide from 2005 to 2009 where he held roles of increasing responsibility culminating as Vice President, Global Enterprise Technology. From 1998 to 2004 he held the position of CEO at various start-up firms in Silicon Valley. From 1993 to 1998, he worked at FedEx Corporation ultimately as Managing Director, Integrated Technologies, e-Commerce and Logistics. Mr. Smith earned a Bachelor of Science degree in Quantitative Business Analysis from Pennsylvania State University and an M.B.A. in Information Systems Management from the University of Texas at Austin McCombs Graduate School of Business.
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
John Benson is the Managing Director of Dice International where he focuses on developing new business opportunities for Dice Holdings outside the United States. Mr. Benson joined Dice Holdings when the Company acquired the eFinancialGroup in October 2006. As a founder of eFinancialCareers in 2000 and its CEO until 2010, Mr. Benson developed the leading global career site network for financial services. He has over 20 years experience in the publishing and finance industries and worked in the United Kingdom, Asia and the United States. Mr. Benson holds an M.A. from Edinburgh University in Scotland.
James Bennett is the Global Managing Director of eFinancialCareers. After joining the company in 2004, Mr. Bennett led web development, sales and customer relationship teams and general management in Europe and Asia-Pacific regions in his first eight years with the company. He was named COO in October 2004, became Managing Director for EMEA in January 2006, while assuming responsibility for Asia-Pacific from January 2008. He was named to his current post in January 2012 charting the strategic direction for eFinancialCareers worldwide. Prior to joining the company, Mr. Bennett was CTO of Virgin Wines (part of the Virgin group), Operations Director at Thestreet.co.uk, and Ecommerce Manager at UBS. Mr. Bennett holds a BA in Accounting and Finance from the University of the West of England and a Post Graduate Diploma in Law from The College of Law.
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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statement Schedules
		The consolidated financial statements are listed under Item 8 of this Annual Report on Form 10-K.
	2.	Financial Statement Schedules.
		See (b) below.
	3.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
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

4.4
Amendment No. 1 to Second Amended and Restated Shareholders Agreement, dated as of February 4, 2008, by and among Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-33584) filed on March 25, 2008).

4.5
Credit Agreement dated as of June 14, 2012, among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Keybank National Association as documentation agent, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint bookrunners, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint lead arrangers (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. (001-33584) filed on July 25, 2012 with the Securities and Exchange Commission).

10.1
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

10.3
The Dice Holdings, Inc. 2007 Equity Award Plan (the “2008 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on May 18, 2007).

10.4
Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.5
The Dice Holdings, Inc. 2012 Omnibus Equity Award Plan (the “2012 Equity Plan”) (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.6
Form of Stock Option Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.7
Form of Restricted Stock Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

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

10.13
Employment Agreement dated as of February 27, 2012 between Dice Inc. and Bennett Smith (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. (001-33584) filed on April 25, 2012 with the Securities and Exchange Commission).

10.14
Employment Agreement dated as of November 16, 2004, and amended as of July 1, 2011 between eFinancialCareers Limited and James Bennett (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. (001-33584) filed on April 25, 2012 with the Securities and Exchange Commission).

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

(b)	Financial Statement Schedules.

Page
Schedule I—Financial Information of the Parent Company	88
Schedule II—Consolidated Valuation and Qualifying Accounts	93

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS
As of December 31, 2012 and 2011
(in thousands, except per share data)

	2012	2011
ASSETS
Cash and cash equivalents	$5,062	$1,142
Investments	2,201	4,983
Investment in subsidiaries	518,601	477,182
Total assets	$525,864	$483,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable to subsidiaries	$335,226	$268,928
Interest payable to subsidiaries	—	5,163
Total liabilities	335,226	274,091
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued 71,047 and 69,364 shares, respectively; outstanding: 58,958 and 65,070 shares, respectively	710	694
Additional paid-in capital	294,747	285,153
Accumulated other comprehensive loss	(9,294)	(12,052)
Accumulated earnings (deficit)	16,586	(21,501)
Treasury stock, 12,090 and 4,294 shares, respectively	(112,111)	(43,078)
Total stockholders’ equity	190,638	209,216
Total liabilities and stockholders’ equity	$525,864	$483,307
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
Revenues:
Equity in earnings of subsidiaries from operations	$38,135	$34,249	$19,100
Operating income	38,135	34,249	19,100
General and administrative	(14)	(10)	(12)
Interest expense	(59)	(150)	(214)
Other income	25	11	25
Net income	$38,087	$34,100	$18,899
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I

DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	For the year ended December 31,
	2012	2011	2010
Net income	$38,087	$34,100	$18,899

Foreign currency translation adjustment, net of tax of $-, $-, and $-	2,752	(19)	(2,023)
Unrealized gains on investments, net of tax of $3, $1 and $-	6	2	1
Total other comprehensive income (loss)	2,758	(17)	(2,022)
Comprehensive income	$40,845	$34,083	$16,877
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2012, 2011 and 2010
(in thousands except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2010	—	$—	62,502	$625	$232,508	$—	$(74,500)	$(10,013)	$148,620
Net income							18,899		18,899
Other comprehensive loss								(2,022)	(2,022)
Stock based compensation					3,589				3,589
Excess tax benefit over book expense from stock options exercised					4,832				4,832
Restricted stock issued			144	2					2
Restricted stock forfeited			(4)	—					—
Proceeds from sale of common stock			1,076	11	11,032				11,043
Purchase of treasury stock related to option exercises						(11,043)			(11,043)
Exercise of common stock options			2,234	22	4,285				4,307
Balance at December 31, 2010	—	—	65,952	660	256,246	(11,043)	(55,601)	(12,035)	178,227
Net income							34,100		34,100
Other comprehensive loss								(17)	(17)
Stock based compensation					4,676				4,676
Excess tax benefit over book expense from stock options exercised					7,762				7,762
Restricted stock issued			480	4					4
Restricted stock forfeited or withheld to satisfy tax obligations			(17)	—		(171)			(171)
Proceeds from sale of common stock			868	9	11,934				11,943
Purchase of treasury stock related to option exercises						(11,943)			(11,943)
Purchase of treasury stock under stock repurchase plan						(19,921)			(19,921)
Exercise of common stock options			2,081	21	4,535				4,556
Balance at December 31, 2011	—	—	69,364	694	285,153	(43,078)	(21,501)	(12,052)	209,216
Net income							38,087		38,087
Other comprehensive income								2,758	2,758
Stock based compensation					6,130				6,130
Excess tax benefit over book expense from stock options exercised					998				998
Restricted stock issued			972	9					9
Restricted stock forfeited or withheld to satisfy tax obligations			(62)	(1)		(423)			(424)
Purchase of treasury stock under stock repurchase plan						(68,610)			(68,610)
Exercise of common stock options			773	8	2,466				2,474
Balance at December 31, 2012	—	$—	71,047	$710	$294,747	$(112,111)	$16,586	$(9,294)	$190,638
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$38,087	$34,100	$18,899
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of operations	(38,135)	(34,249)	(19,100)
Change in interest payable	59	150	214
Payment of Rigzone acquisition contingency	—	(4,660)	—
Other	19	21	49
Net cash from operating activities	30	(4,638)	62
Cash flows from investing activities:
Purchase of investments	(1,744)	(4,988)	(2,442)
Sales of investments	4,507	2,150	3,825
Acquisition of Rigzone	—	—	(38,898)
Net cash from investing activities	2,763	(2,838)	(37,515)
Cash flows from financing activities:
Proceeds from notes payable to subsidiaries	70,643	36,738	38,898
Payments on notes payable to subsidiaries	(4,345)	(12,777)	(10,571)
Proceeds from sale of common stock	—	11,943	11,043
Purchase of treasury stock related to stock options	—	(11,943)	(11,043)
Payments under stock repurchase plan	(68,220)	(19,462)	—
Proceeds from stock option exercises	2,474	4,556	4,307
Payment of acquisition related contingencies	—	(8,050)	—
Excess tax benefit on stock option exercises	998	7,762	4,832
Other	(423)	(171)	—
Net cash from financing activities	1,127	8,596	37,466
Net change in cash and cash equivalents for the year	3,920	1,120	13
Cash and cash equivalents, beginning of year	1,142	22	9
Cash and cash equivalents, end of year	$5,062	$1,142	$22
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE II
DICE HOLDINGS, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2010, 2011 and 2012
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions (1)	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2010	$1,764	$(46)	$(410)	$1,308
Year ended December 31, 2011	1,308	475	(268)	1,515
Year ended December 31, 2012	1,515	623	(43)	2,095
Reserve for deferred tax assets:
Year ended December 31, 2010	$1,042	$—	$(235)	$807
Year ended December 31, 2011	807	—	—	807
Year ended December 31, 2012	807	—	—	807
Reserve for unrecognized tax benefits:
Year ended December 31, 2010	$5,778	$244	$(1,628)	4,394
Year ended December 31, 2011	4,394	176	(701)	3,869
Year ended December 31, 2012	3,869	551	(1,918)	2,502
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

Date:	February 1, 2013	DICE HOLDINGS, INC.
		By:	/S/ SCOT W. MELLAND
Scot W. Melland Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOT W. MELLAND	Chairman, President, Chief Executive Officer and Director	February 1, 2013
Scot W. Melland	(Principal Executive Officer)

/S/ MICHAEL P. DURNEY	Senior Vice President, Finance and Chief Financial Officer	February 1, 2013
Michael P. Durney	(Principal Financial and Accounting Officer)

/S/ JOHN W. BARTER	Director	February 1, 2013
John W. Barter

/S/ H. RAYMOND BINGHAM	Director	February 1, 2013
H. Raymond Bingham

/S/ PETER EZERSKY	Director	February 1, 2013
Peter Ezersky

/S/ DAVID S. GORDON	Director	February 1, 2013
David S. Gordon

/S/ DAVID C. HODGSON	Director	February 1, 2013
David C. Hodgson

/S/ GOLNAR SHEIKHOLESLAMI	Director	February 1, 2013
Golnar Sheikholeslami

/S/ WILLIAM WYMAN	Director	February 1, 2013
William Wyman

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
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

4.4
Amendment No. 1 to Second Amended and Restated Shareholders Agreement, dated as of February 4, 2008, by and among Dice Holdings, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-33584) filed on March 25, 2008).

4.5
Credit Agreement dated as of June 14, 2012, among Dice Holdings, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, Keybank National Association as documentation agent, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint bookrunners, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybank National Association as joint lead arrangers (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. (001-33584) filed on July 25, 2012 with the Securities and Exchange Commission).

10.1
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

10.3
The Dice Holdings, Inc. 2007 Equity Award Plan (the “2008 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on May 18, 2007).

10.4
Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.5
The Dice Holdings, Inc. 2012 Omnibus Equity Award Plan (the “2012 Equity Plan”) (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.6
Form of Stock Option Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.7
Form of Restricted Stock Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

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

10.13
Employment Agreement dated as of February 27, 2012 between Dice Inc. and Bennett Smith (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. (001-33584) filed on April 25, 2012 with the Securities and Exchange Commission).

10.14
Employment Agreement dated as of November 16, 2004, and amended as of July 1, 2011 between eFinancialCareers Limited and James Bennett (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. (001-33584) filed on April 25, 2012 with the Securities and Exchange Commission).

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