Form 10-Q
period 2013-03-31
DICE HOLDINGS, INC.
filed 2013-04-23
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
As of April 19, 2013, there were 59,871,660 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012
	Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2013 and 2012
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	31

SIGNATURES		32

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I.
Item 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$43,934	$40,013
Investments	1,715	2,201
Accounts receivable, net of allowance for doubtful accounts of $2,323 and $2,095	26,231	29,030
Deferred income taxes—current	1,343	1,609
Prepaid and other current assets	4,344	3,084
Total current assets	77,567	75,937
Fixed assets, net	12,300	11,158
Acquired intangible assets, net	60,693	62,755
Goodwill	198,921	202,944
Deferred financing costs, net of accumulated amortization of $192 and $131	1,017	1,078
Other assets	326	358
Total assets	$350,824	$354,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,736	$16,552
Deferred revenue	77,232	69,404
Current portion of acquisition related contingencies	4,950	4,926
Income taxes payable	3,961	3,817
Total current liabilities	101,879	94,699
Long-term debt	34,000	46,000
Deferred income taxes—non-current	13,674	14,414
Accrual for unrecognized tax benefits	2,306	2,502
Acquisition related contingencies	4,853	4,830
Other long-term liabilities	1,146	1,147
Total liabilities	157,858	163,592
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 72,511 and 71,047 shares, respectively; outstanding: 59,875 and 58,958 shares, respectively	725	710
Additional paid-in capital	299,985	294,747
Accumulated other comprehensive loss	(14,076)	(9,294)
Accumulated earnings	23,661	16,586
Treasury stock, 12,636 and 12,090 shares, respectively	(117,329)	(112,111)
Total stockholders’ equity	192,966	190,638
Total liabilities and stockholders’ equity	$350,824	$354,230
See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$50,435	$46,132
Operating expenses:
Cost of revenues	5,118	3,127
Product development	5,433	3,162
Sales and marketing	16,601	16,570
General and administrative	8,423	6,287
Depreciation	1,657	1,251
Amortization of intangible assets	1,701	1,840
Change in acquisition related contingencies	47	—
Total operating expenses	38,980	32,237
Operating income	11,455	13,895
Interest expense	(375)	(317)
Interest income	14	12
Other expense	(5)	—
Income before income taxes	11,089	13,590
Income tax expense	4,014	4,971
Net income	$7,075	$8,619

Basic earnings per share	$0.12	$0.13
Diluted earnings per share	$0.12	$0.13

Weighted-average basic shares outstanding	57,529	64,118
Weighted-average diluted shares outstanding	61,097	67,371
See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$7,075	$8,619

Foreign currency translation adjustment, net of tax of $0 and $0	(4,778)	2,080
Unrealized gains (losses) on investments, net of tax of $0 and $3	(4)	4
Total other comprehensive income (loss)	(4,782)	2,084
Comprehensive income	$2,293	$10,703
See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$7,075	$8,619
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,657	1,251
Amortization of intangible assets	1,701	1,840
Deferred income taxes	(483)	(710)
Amortization of deferred financing costs	61	115
Share based compensation	2,038	1,524
Change in acquisition related contingencies	47	—
Change in accrual for unrecognized tax benefits	(196)	209
Changes in operating assets and liabilities:
Accounts receivable	2,580	2,063
Prepaid expenses and other assets	(1,236)	(651)
Accounts payable and accrued expenses	366	(109)
Income taxes receivable	188	612
Deferred revenue	8,148	8,588
Other, net	(1)	16
Net cash flows from operating activities	21,945	23,367
Cash flows from investing activities:
Purchases of fixed assets	(2,989)	(1,433)
Purchases of investments	—	(1,735)
Maturities and sales of investments	485	749
Net cash flows from investing activities	(2,504)	(2,419)
Cash flows from financing activities:
Payments on long-term debt	(12,000)	(1,000)
Payments under stock repurchase plan	(5,116)	(12,117)
Payment of acquisition related contingencies	—	(1,557)
Proceeds from stock option exercises	2,223	634
Purchase of treasury stock related to vested restricted stock	(951)	(408)
Excess tax benefit over book expense from stock options exercised	989	257
Net cash flows from financing activities	(14,855)	(14,191)
Effect of exchange rate changes	(665)	772
Net change in cash and cash equivalents for the period	3,921	7,529
Cash and cash equivalents, beginning of period	40,013	55,237
Cash and cash equivalents, end of period	$43,934	$62,766

See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2013.

2.   NEW ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-02, which amends the guidance in ASC 220 on Comprehensive Income. Under the revised guidance, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of AOCI but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2012 for public companies, with early adoption permitted. The Company adopted the revised guidance January 1, 2013, and reported significant items reclassified out of AOCI in the Notes to Condensed Consolidated Financial Statements.

3. ACQUISITIONS
WorkDigital—In October 2012, the Company acquired all of the issued and outstanding shares of WorkDigital Limited, a technology company focused on the recruitment industry, for $10.0 million in cash, plus deferred payments totaling $10.0 million in the aggregate payable in 2013-2014 based on delivery of certain products and the achievement of certain milestones. The acquisition resulted in the recording of $17.9 million in goodwill and $2.3 million in intangible assets.
Slashdot Media—In September 2012, the Company purchased certain assets of Geeknet, Inc.’s online media business (“Slashdot Media”), which is comprised of Slashdot, SourceForge and Freecode websites. The purchase price consisted of $20.0 million in cash, of which $3.0 million is being held in escrow. The acquisition resulted in recording intangible assets of $9.7 million and goodwill of $6.2 million. The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $5.1 million were recorded at fair value of $4.8 million.
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
Pro forma Information—The following pro forma condensed consolidated results of operations are presented as if the acquisition of Slashdot Media was completed as of January 1, 2011:

	Three Months Ended March 31,
	2013	2012

Revenues	$50,435	$50,885
Net income	7,075	8,598
Basic earnings per share	$0.12	$0.13
The pro forma financial information represents the combined historical operating results of the Company and Slashdot Media with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets and the related income tax impacts of such adjustments. The Condensed Consolidated Statements of Operations for the three month period ended March 31, 2013 include revenues from this acquisition of $4.1 million and an operating loss of $1.1 million.
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
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 3 - Acquisitions. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should delivery of certain product enhancements occur. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. A 2% discount rate is used to estimate the fair value of the expected payments. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. The change in fair value is recorded as an expense and is included in change in acquisition related contingencies on the Condensed Consolidated Statements of Operations.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,632	$—	$—	$11,632
Investments	—	1,715	—	1,715
Contingent consideration to be paid in cash for the acquisitions	—	—	9,803	9,803

	As of December 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,820	$—	$—	$11,820
Investments	—	2,201	—	2,201
Contingent consideration to be paid in cash for the acquisitions	—	—	9,756	9,756

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Contingent consideration for acquisitions
Balance at beginning of period	$9,756	$1,557
Cash payments	—	(1,557)
Change in estimates included in earnings	47	—
Balance at end of period	$9,803	$—

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
The Company determines whether the carrying value of recorded goodwill is impaired for each reporting unit on an annual basis or more frequently if indicators of potential impairment exist for each reporting unit. The impairment test for goodwill for the reporting units from the 2005 Dice Inc. acquisition is performed annually as of August 31 and the last test resulted in no impairment. The impairment test for goodwill for the reporting units from the 2006 eFinancialCareers acquisition, the 2009 Health Callings acquisition and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31 and the last test resulted in no impairment. Goodwill resulting from the 2012 acquisitions of FINS, Slashdot Media, and WorkDigital will be tested annually for impairment beginning on October 31, 2013 or more frequently if indicators of potential impairment exist for each reporting unit. In testing goodwill for impairment, a qualitative assessment can be performed, and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. No impairment was indicated during the 2012 impairment tests. The fair value of each reporting unit was in excess of the carrying value.
The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company determines whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or test more frequently if indicators of potential impairment exist. The impairment test is performed annually as of August 31 and last resulted in no impairment. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology, which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Changes in Company strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

5.    INVESTMENTS
DHI’s investments are stated at fair value. These investments are available-for-sale. The following tables summarize the Company’s investments (in thousands):

	As of March 31, 2013
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	Within one year	725	3	728
Certificates of deposit	1 to 5 years	981	6	987
Total		$1,706	$9	$1,715

	As of December 31, 2012
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	Within one year	1,210	4	1,214
Certificates of deposit	1 to 5 years	982	5	987
Total		$2,192	$9	$2,201

6.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of March 31, 2013
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$21,000	$(15,713)	$(163)	$5,124	3.7 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	19,115	(9,288)	(604)	9,223	6.0 years
Customer lists	45,213	(38,987)	(844)	5,382	4.8 years
Candidate and content database	30,341	(28,299)	(78)	1,964	2.8 years
Acquired intangible assets, net	$154,669	$(92,287)	$(1,689)	$60,693

	As of December 31, 2012
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$17,500	$3,500	$21,000	$(15,156)	$(53)	$5,791	3.7 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	15,490	3,625	19,115	(8,930)	(490)	9,695	6.0 years
Customer lists	41,513	3,700	45,213	(38,624)	(729)	5,860	4.8 years
Candidate and content database	28,241	2,100	30,341	(27,884)	(48)	2,409	2.8 years
Acquired intangible assets, net	$141,744	$12,925	$154,669	$(90,594)	$(1,320)	$62,755

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

Based on the carrying value of the acquired finite-lived intangible assets recorded as of March 31, 2013, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

April 1, 2013 through December 31, 2013	$4,623
2014	5,400
2015	3,735
2016	1,823
2017	1,727
2018 and thereafter	4,385

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2013, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.
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
The Company’s previous credit facility, which was in place from July 2010 to June 2012, provided for a revolving facility of $70.0 million and a term facility of $20.0 million and bore interest at a LIBOR rate, LIBOR rate, or base rate plus a margin. The margin ranges were from 2.75% to 3.50% on LIBOR loans and 1.75% to 2.50% on base rate loans.
The amounts borrowed under the Credit Agreement as of March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Amounts Borrowed:
LIBOR rate loans	$34,000	$46,000
Total borrowed	$34,000	$46,000

Maximum available to be borrowed under revolving facility	$121,000	$109,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	1.75%
Actual interest rates	2.00%	2.00%
There are no scheduled amortization payments until maturity of the Credit Agreement in June 2017.

8.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of March 31, 2013 are as follows (in thousands):

April 1, 2013 through December 31, 2013	$2,065
2014	2,516
2015	2,147
2016	1,850
2017	1,792
2018 and thereafter	4,584
Total minimum payments	$14,954
Rent expense was $708,000 and $498,000 for the three month periods ended March 31, 2013 and 2012, respectively, and is included in, general and administrative expense, on the Condensed Consolidated Statements of Operations.
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
In March 2012, the Company’s Board of Directors approved a stock repurchase program that permitted the Company to repurchase up to $65 million of its common stock (the “Stock Repurchase Plan II”). This new authorization became effective upon the completion of the Stock Repurchase Plan I on March 8, 2012 and was in effect for one year. This plan expired on March 8, 2013.
In January 2013, the Company’s Board of Directors approved a stock repurchase program that permits the Company to repurchase up to $50 million of its common stock (the “Stock Repurchase Plan III” and, together with the Stock Repurchase Plans I and II, the “Stock Repurchase Plans”). This new authorization became effective upon the completion of the Stock Repurchase Plan II on March 8, 2013 and will be in effect for one year. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the three months ended March 31, 2013, the Company purchased 447,000 shares of its common stock on the open market. These shares were purchased at an average cost of $9.54 per share, for a total cost of approximately $4.3 million.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	March 31, 2013	December 31, 2012

Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(14,081)	$(9,303)
Unrealized gains on investments, net of tax of $4 and $0	5	9
Total accumulated other comprehensive loss, net	$(14,076)	$(9,294)

Changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(9,303)	$9	$(9,294)
Other comprehensive loss before reclassifications	(4,778)	(4)	(4,782)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(4,778)	(4)	(4,782)
Ending balance	$(14,081)	$5	$(14,076)

Changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2012 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(12,055)	$3	$(12,052)
Other comprehensive loss before reclassifications	2,080	4	2,084
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	2,080	4	2,084
Ending balance	$(9,975)	$7	$(9,968)

11.    STOCK BASED COMPENSATION
During the year ended December 31, 2012, the Company had two plans (the “2005 Plan and 2007 Plan”) under which it could grant stock-based awards to certain employees, directors and consultants of the Company and its subsidiaries. On April 20, 2012, at the Company’s Annual Meeting of Stockholders, the stockholders approved the Company’s 2012 Omnibus Equity Award Plan (the “2012 Plan”). The 2012 Plan replaced the 2005 and 2007 Plan. Compensation expense for stock-based awards made to employees, directors and consultants in return for service is recorded in accordance with Compensation-Stock Compensation of the FASB ASC. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.
The Company recorded stock based compensation expense of $2.0 million and $1.5 million during the three month periods ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was $23.7 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
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
A summary of the status of restricted stock awards as of March 31, 2013 and 2012, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,305,369	$10.09	550,250	$12.98
Granted- Restricted Stock	838,000	$9.88	773,000	$8.97
Forfeited during the period	(21,688)	$10.51	(6,750)	$12.78
Vested during the period	(305,256)	$10.41	(128,431)	$12.60
Non-vested at end of period	1,816,425	$9.94	1,188,069	$10.41

Stock Options- The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant.

	Three Months Ended March 31,
	2013	2012
The weighted average fair value of options granted	$3.58	$4.48
Dividend yield	—%	—%
Weighted average risk free interest rate	0.85%	0.84%
Weighted average expected volatility	42.42%	61.39%
Expected life (in years)	4.6	4.6

A summary of the status of options granted as of March 31, 2013 and 2012, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,780,400	$4.67	$41,236,574
Granted	723,000	$9.85	—
Exercised	(647,386)	$3.43	$4,203,313
Forfeited	(17,025)	$8.07	—
Options outstanding at end of period	8,838,989	$5.18	$45,041,060
Exercisable at end of period	6,916,412	$4.08	$42,519,444

	Three Months Ended March 31, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,826,199	$4.19	$38,284,701
Granted	483,000	$8.97	—
Exercised	(234,982)	$2.71	$1,622,440
Forfeited	(17,000)	$5.14	—
Options outstanding at end of period	9,057,217	$4.48	$45,552,154
Exercisable at end of period	7,128,732	$3.72	$40,397,521

Nine Months Ended September 30, 2012

Nine Months Ended September 30, 2011
The weighted-average remaining contractual term of options exercisable at March 31, 2013 is 2.9 years. The following table summarizes information about options outstanding as of March 31, 2013:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	1,242,798	2.4	1,242,798
$ 1.00 - $ 3.99	2,262,918	2.6	2,262,918
$ 4.00 - $ 5.99	581,945	3.6	575,195
$ 6.00 - $ 8.99	3,560,790	3.8	2,597,052
$ 9.00 - $ 14.50	1,190,538	6.1	238,449
	8,838,989		6,916,412

12.    SEGMENT INFORMATION
The Company has three reportable segments: Tech & Clearance, Finance, and Energy. The Tech & Clearance reportable segment includes the Dice.com, ClearanceJobs.com and Slashdot Media services (since the date of acquisition). The Finance reportable segment includes the eFinancialCareers service worldwide, including both the operating segments of North America and International. The Energy reportable segment includes the Rigzone service. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates revenue from sales of recruitment packages and related services. The Company has other services and activities that individually are not more than 10% of consolidated revenues, net income or total assets. These include Health Callings, Targeted Job Fairs and WorkDigital (since the date of acquisition) and are reported in the “Other” category. The Company’s foreign operations are comprised of a portion of the eFinancialCareers, Rigzone and Slashdot Media services, which operate in Europe, the financial centers of Gulf Region of the Middle East and Asia Pacific.
The following table shows the segment information (in thousands):

	Three Months Ended March 31,
	2013	2012
By Segment:
Revenues:
Tech & Clearance	$35,803	$31,060
Finance	8,608	10,000
Energy	5,027	4,045
Other	997	1,027
Total revenues	$50,435	$46,132

Depreciation:
Tech & Clearance	$1,409	$1,015
Finance	142	149
Energy	26	23
Other	80	64
Total depreciation	$1,657	$1,251

Amortization:
Tech & Clearance	$545	$—
Finance	194	—
Energy	775	1,734
Other	187	106
Total amortization	$1,701	$1,840

	Three Months Ended March 31,
	2013	2012

Operating income (loss):
Tech & Clearance	$10,445	$11,710
Finance	1,653	3,260
Energy	989	(461)
Other	(1,632)	(614)
Operating income	11,455	13,895
Interest expense	(375)	(317)
Interest income	14	12
Other expense	(5)	—
Income before income taxes	$11,089	$13,590

Capital expenditures:
Tech & Clearance	$2,748	$1,154
Finance	59	95
Energy	255	5
Other	93	98
Total capital expenditures	$3,155	$1,352

By Geography:
Revenues:
U.S.	$40,985	$36,397
Non- U.S.	9,450	9,735
Total revenues	$50,435	$46,132

	March 31, 2013	December 31, 2012
Total assets:
Tech & Clearance	$185,323	$183,896
Finance	89,459	92,513
Energy	53,355	53,203
Other	22,687	24,618
Total assets	$350,824	$354,230
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2012 and March 31, 2013 and the changes in goodwill for the three month period ended March 31, 2013 (in thousands):

	Tech & Clearance	Finance	Energy	Other	Total

Balance, December 31, 2012	$90,991	$55,315	$35,104	$21,534	$202,944
Foreign currency translation adjustment	(157)	(2,785)	—	(1,081)	(4,023)
Goodwill at March 31, 2013	$90,834	$52,530	$35,104	$20,453	$198,921

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 1.7 million and 389,000 shares were outstanding during the three month periods ended March 31, 2013 and 2012, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income	$7,075	$8,619

Weighted-average shares outstanding—basic	57,529	64,118
Add shares issuable upon exercise of stock options	3,568	3,253
Weighted-average shares outstanding—diluted	61,097	67,371

Basic earnings per share	$0.12	$0.13
Diluted earnings per share	$0.12	$0.13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report.
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, foreign exchange risk, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance and Energy segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At March 31, 2013, Dice.com had approximately 8,650 total recruitment package customers, and our other websites collectively served approximately 3,500 customers, including some customers who are also customers of Dice.com, as of the same date. Customers who buy multiple products or services are counted individually. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $77.2 million and $69.4 million at March 31, 2013 and December 31, 2012, respectively.
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
Critical Accounting Policies
There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Results of Operations
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2013	2012
	(in thousands, except percentages)
Tech & Clearance	$35,803	$31,060	$4,743	15.3%
Finance	8,608	10,000	(1,392)	(13.9)%
Energy	5,027	4,045	982	24.3%
Other	997	1,027	(30)	(2.9)%
Total revenues	$50,435	$46,132	$4,303	9.3%
Our revenues were $50.4 million for the three month period ended March 31, 2013 compared to $46.1 million for the same period in 2012, an increase of $4.3 million, or 9.3%.
We experienced an increase in the Tech & Clearance segment of $4.7 million, or 15.3%, of which the acquisition of Slashdot Media contributed $4.1 million to the increase. In addition, our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 4% from the three month period ended March 31, 2012 to the three month period ended March 31, 2013. Customer yield on annual contracts at Dice.com has continued to increase, reaching record revenue per customer in the current period. Partially offsetting the increase in customer yield for annual contracts was the reduction in the number of short term sales in part due to lower than average employee turnover, as measured by the Bureau of Labor Statistics’ Quits data in Business and Professional Services. Revenues increased at ClearanceJobs by $79,000 for the three month period ended March 31, 2013 as compared to the same period in 2012, an increase of 3%.
The Finance segment experienced a decline in revenue of $1.4 million, or 13.9%. The decrease was the result of continued declines in recruitment activity, beginning in the second half of 2011 and continuing through the first quarter of 2013, primarily due to the global economic slowdown including the European debt crisis and a recession in the United Kingdom causing companies to slow hiring, decreasing demand for our product. Currency impact for the three month period ended March 31, 2013 was a decrease to revenue of approximately $90,000. In originating currency, revenue decreased 28% in Continental Europe, 15% in the UK, 5% in the Asia Pacific region, and increased 2% in North America.
Revenues for the Energy segment totaled $5.0 million for the three month period ended March 31, 2013, an increase of $982,000 or 24.3% from the comparable 2012 period. The increase was primarily a result of increased usage of our career center and advertising.
Cost of Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Cost of revenues	$5,118	$3,127	$1,991	63.7%
Percentage of revenues	10.1%	6.8%
Our cost of revenues for the three month period ended March 31, 2013 was $5.1 million compared to $3.1 million for the same period in 2012, an increase of $2.0 million, or 63.7%. The Tech & Clearance segment experienced an increase in cost of revenues of $2.0 million, of which the acquisition of Slashdot Media contributed $1.6 million to the increase, as compared to the three months ended March 31, 2012. The increase was also due to our investment in an integrated enterprise platform including software, the related personnel and consulting services to drive this initiative. The Energy segment decreased $133,000 due to lower hosting costs and a lower cost of recruitment events. The Other segment experienced an increase in cost of revenues of $82,000 compared to the same period in 2012 primarily related to costs associated with job fairs. The Finance segment experienced an increase of $64,000, primarily due to increased site hosting costs for the FINS.com site.

Product Development Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Product Development	$5,433	$3,162	$2,271	71.8%
Percentage of revenues	10.8%	6.9%
Product development expenses for the three month period ended March 31, 2013 were $5.4 million compared to $3.2 million for the same period in 2012, an increase of $2.3 million or 71.8%. An increase of $1.7 million was experienced in the Tech & Clearance segment, of which the acquisition of Slashdot Media contributed $1.4 million to the increase. The remaining increase in the Tech & Clearance segment was driven by additional salaries and related costs for increased number of employees. We invested in programs to create an agile development environment and expand our product base. This investment included the expansion of our staff of product management and development personnel. The Other segment for the three month period ended March 31, 2013 experienced an expense increase related to product development of $655,000 over the same period in 2012. This increase was partially driven by salaries and related costs amounting to $285,000 and associated with the addition of personnel following the WorkDigital acquisition. The remaining increase in the Other segment was due to expenses related to ending a new product initiative. The Finance segment experienced a decrease of $57,000 related to savings in salaries and related costs, and the Energy segment experienced a decrease of $17,000.
Sales and Marketing Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Sales and Marketing	$16,601	$16,570	$31	0.2%
Percentage of revenues	32.9%	35.9%
Sales and marketing expenses for the three month period ended March 31, 2013 were $16.6 million compared to $16.6 million for the same period in 2012, an increase of $31,000 or 0.2%. The Energy segment experienced an increase of $493,000 in sales and marketing expenses. The increase in the Energy segment was the result of increased costs related to expanding our worldwide sales organization and incentive compensation resulting from sales growth, as well as marketing to oil and gas professionals and customer advertising spend.
The Finance segment experienced a decrease in overall sales and marketing expense of $309,000 to $3.4 million for the three months ended March 31, 2013, primarily due to lower marketing expenditures.
The Tech & Clearance segment experienced a decrease in sales and marketing of $223,000 compared to the same period in 2012 to $10.2 million. The decrease is primarily related to a $1.0 million decrease in advertising and other marketing costs, due to decreased spending for our online advertising, email and social network campaigns. This decrease was partially offset by an increase of $894,000 of sales costs due to the acquisition of Slashdot Media. The addition of the Slashdot Media business has provided traffic to the Dice.com website, allowing us to reduce our third party marketing spend on Dice.com.
The Other segment increased by $70,000 from the three months ended March 31, 2012 compared to the same period in 2013.
General and Administrative Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
General and administrative	$8,423	$6,287	$2,136	34.0%
Percentage of revenues	16.7%	13.6%
General and administrative expenses for the three month period ended March 31, 2013 were $8.4 million compared to $6.3 million for the same period in 2012, an increase of $2.1 million or 34.0%.

Stock-based compensation expense was $2.0 million, an increase of $514,000 compared to the same period in 2012. The increase was due to the annual grant of equity awards made in the current period and in the fourth quarter of 2012.
General and administrative expense for the Tech & Clearance segment increased $1.2 million in the period ended March 31, 2013, as compared to the same period in 2012. An increase of $623,000 was due to increases in employee-related expenses and recruitment costs, legal expenses and an increase in the provision for doubtful accounts. An increase of $610,000 was due to costs related to the Slashdot Media business following the acquisition of this business as compared to the three months ended March 31, 2012.
Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Depreciation	$1,657	$1,251	$406	32.5%
Percentage of revenues	3.3%	2.7%
Depreciation expense for the three month period ended March 31, 2013 was $1.7 million compared to $1.3 million for the same period of 2012, an increase of $406,000 or 32.5%. The increase was primarily related to the addition of Slashdot Media assets and related depreciation and other capital additions to hardware, software, and web development costs at the Tech & Clearance segment.
Amortization of Intangible Assets

	Three Months Ended March 31,		Decrease	Percent Change
	2013	2012
	(in thousands, except percentages)
Amortization	$1,701	$1,840	$(139)	(7.6)%
Percentage of revenues	3.4%	4.0%

Amortization expense for the three month period ended March 31, 2013 was $1.7 million compared to $1.8 million for the same period in 2012, a decrease of $139,000 or 7.6%. Amortization expense for the three month period ended March 31, 2013 decreased due to certain intangible assets from the eFinancialCareers, Health Callings, Rigzone and Worldwideworker acquisitions becoming fully amortized, partially offset by amortization expense related to the Slashdot Media, WorkDigital, and FINS.com acquisitions.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $47,000 due to the WorkDigital acquisition, compared to no expense for acquisition related contingencies for the three month period ended March 31, 2012. We expect deferred purchase price payments totaling $10.0 million to be made for the WorkDigital acquisition over the next two years.
Operating Income
Operating income for the three month period ended March 31, 2013 was $11.5 million compared to $13.9 million for the same period in 2012, a decrease of $2.4 million or 17.6%. The decrease was the result of higher operating costs, primarily related to expenses of the new businesses of Slashdot Media, FINS.com and WorkDigital. This decrease was partially offset by lower amortization expense in the current period.
Interest Expense

	Three Months Ended March 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Interest expense	$375	$317	$58	18.3%
Percentage of revenues	0.7%	0.7%

Interest expense for the three month period ended March 31, 2013 was $375,000 compared to $317,000 for the same period in 2012, an increase of $58,000 or 18.3%. The weighted-average debt outstanding was higher in the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012.
Income Taxes

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentages)
Income before income taxes	$11,089	$13,590
Income tax expense	4,014	4,971
Effective tax rate	36.2%	36.6%
The effective income tax rate was 36.2% and 36.6% for the three month period ended March 31, 2013 and March 31, 2012, respectively. The rate was lower in the current period because of the settlement of a state tax examination, which resulted in the recognition of previously unrecognized tax benefits.  However, the benefit of the foregoing item was partially offset by an increase in our effective state tax rate caused by state law changes which affected our apportionment methodology.
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
A reconciliation of Adjusted EBITDA for the three months ended March 31, 2013 and 2012 (in thousands) follows:

	For the three months ended March 31,
	2013	2012
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$7,075	$8,619
Interest expense	375	317
Interest income	(14)	(12)
Income tax expense	4,014	4,971
Depreciation	1,657	1,251
Amortization of intangible assets	1,701	1,840
Change in acquisition related contingencies	47	—
Non-cash stock compensation expense	2,038	1,524
Other expense	5	—
Adjusted EBITDA	$16,898	$18,510

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$21,945	$23,367
Interest expense	375	317
Amortization of deferred financing costs	(61)	(115)
Interest income	(14)	(12)
Income tax expense	4,014	4,971
Deferred income taxes	483	710
Change in accrual for unrecognized tax benefits	196	(209)
Change in accounts receivable	(2,580)	(2,063)
Change in deferred revenue	(8,148)	(8,588)
Changes in working capital and other	688	132
Adjusted EBITDA	$16,898	$18,510
Free Cash Flow
We define free cash flow as net cash provided by operating activities minus capital expenditures. We believe free cash flow is an important non-GAAP measure as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness or repurchase our common stock. We use free cash flow as a measure to reflect cash available to service our debt as well as to fund our expenditures. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities is free cash flow does not represent the total increase or decrease in the cash balance from operations for the period since it includes cash used for capital expenditures during the period and is adjusted for acquisition related payments within operating cash flows.
We have summarized our free cash flow for the three months ended March 31, 2013 and 2012 (in thousands).

	For the three months ended March 31,
	2013	2012
Net cash provided by operating activities	$21,945	$23,367
Purchases of fixed assets	(2,989)	(1,433)
Free cash flow	$18,956	$21,934
Cash Flows
We have summarized our cash flows for the three month periods ended March 31, 2013 and 2012 (in thousands).

	Three Months Ended March 31,
	2013	2012
Cash from operating activities	$21,945	$23,367
Cash from investing activities	(2,504)	(2,419)
Cash from financing activities	(14,855)	(14,191)
We have financed our operations primarily through cash provided by operating activities. At March 31, 2013, we had cash, cash equivalents and investments of $45.6 million compared to $42.2 million at December 31, 2012. Investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. Cash and cash equivalents held in non-U.S. jurisdictions totaled approximately $31.8 million at March 31, 2013. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the U.S., along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Our principal sources of liquidity are cash, cash equivalents and investments, as well as the cash flow that we generate from our operations. In addition, we had $121.0 million in borrowing capacity under our Credit Agreement at March 31, 2013. We believe that our existing cash, cash equivalents, investments, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $21.9 million and $23.4 million for the three month periods ended March 31, 2013 and 2012, respectively. The cash provided by operating activities during the 2013 period decreased primarily due to a slow down in sales beginning in the second quarter of 2012. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers.
Investing Activities
During the three month period ended March 31, 2013, cash used by investing activities was $2.5 million compared to cash used of $2.4 million in the three month period ended March 31, 2012. Cash used by investing activities in the three month period ended March 31, 2013 was primarily attributable to the $3.0 million used to purchase fixed assets, partially offset by $485,000 of sales of investments. Cash used by investing activities in the three month period ended March 31, 2012 was primarily attributable to $1.7 million of cash for purchases of investments and $1.4 million used to purchase fixed assets, partially offset by $749,000 of sales of investments.

Financing Activities
Cash used for financing activities during the three month period ended March 31, 2013 and 2012 was $14.9 million and $14.2 million, respectively. The cash used during the current year period was primarily due to $12.0 million used in repayment of long-term debt and $5.1 million of payments to repurchase the Company’s common stock, partially offset by stock option exercises of $2.2 million. During the three month period ended March 31, 2012, the cash used was primarily due to $12.1 million of payments to repurchase the Company’s stock.

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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2013, the Company was in compliance with all of the financial and other covenants under our Credit Agreement. Refer to Note 7 “Indebtedness” in our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of March 31, 2013:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$34,000	$—	$—	$34,000	$—
Operating lease obligations	14,954	2,065	4,663	3,642	4,584
Total contractual obligations	$48,954	$2,065	$4,663	$37,642	$4,584
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2013, we had $34.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to our revolving facility.
Future interest payments on our revolving facility are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.00% (the rate in effect on March 31, 2013) on our current borrowings, interest payments are expected to be $831,000 for April through December 2013, $2.2 million in 2014-2015 and $1.7 million in 2016-2017.
We have a contingent payment of $10.0 million related to the WorkDigital acquisition that is expected to be paid in 2013-2014 based on delivery of certain products and achievement of certain milestones.
As of March 31, 2013, we recorded approximately $2.3 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2013 are $2.3 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $304,000 of its unrecognized tax benefits may be recognized in the next 12 months as a result of a lapse of the statute of limitations.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw improvement in recruitment activity, resulting in revenue and customer growth. In the second half of 2011 and throughout 2012 into the first quarter of 2013, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment activity continues to slow in 2013 and beyond, our revenues and results of operations will be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving 19 markets, in five languages across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone also conducts business outside the United States. For the three month periods ended March 31, 2013 and 2012, approximately 19% and 21% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the three months ended March 31, 2013 would have been a decrease of approximately $70,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2013 and December 31, 2012, our translation adjustment, net of tax, decreased stockholders’ equity by $14.1 million and $9.3 million, respectively. The change from December 31, 2012 to March 31, 2013 is primarily attributable to the position of the U.S. dollar against the pound sterling.
Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of March 31, 2013, we had outstanding borrowings of $34.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2013 on our current borrowings would increase by approximately $255,000.
We also have interest rate risk related to our portfolio of investments and money market accounts. Our investments and money market accounts will produce less income than expected if market interest rates fall.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and other procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for the period covered by this report. We acquired Slashdot Media in the third quarter of 2012. Slashdot Media represented approximately 7% of our total assets as of March 31, 2013 and 8% of our revenues for the three month period ended March 31, 2013. As the acquisition occurred during 2012, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Slashdot Media. This exclusion is in accordance with the SECs general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 15, 2011, the Company’s Board of Directors approved the Stock Repurchase Plan I, a stock repurchase program authorizing the purchase, at the discretion of management, of up to $30 million of the Company’s common stock over a one year period. This plan concluded on March 8, 2012.
In March 2012, the Company’s Board of Directors approved the Stock Repurchase Plan II, a stock repurchase program that permitted the Company to repurchase up to $65 million of its common stock. This new authorization became effective upon the completion of the Stock Repurchase Plan I on March 8, 2012 and was in effect for one year. This plan expired March 8, 2013.
In January 2013, the Company’s Board of Directors approved the Stock Repurchase Plan III, a stock repurchase program that permits the Company to repurchase up to $50 million of its common stock. This new authorization became effective upon the expiration of the Stock Repurchase Plan II on March 8, 2013 and will be in effect for one year. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time. During the three months ended March 31, 2013, purchases of the Company’s common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
January 1 through January 31, 2013	447,000	$9.54	447,000	$2,201,675
February 1 through February 28, 2013	—	—	—	2,201,675
March 1 through March 31, 2013	—	—	—	50,000,000
Total	447,000	$9.54	447,000
[1] No shares of the Company’s common stock were purchased other than through a publicly announced plan or program.

[2] The Stock Repurchase Plan I concluded on March 8, 2012, and the Stock Repurchase Plan II commenced on such date. The Stock Repurchase Plan II expired on March 8, 2013. The Stock Repurchase Plan III commenced on March 8, 2013, and the approximate dollar value of shares that may yet be purchased under the plan is $50 million.

Item 6.    Exhibits

10.1*	Employment Agreement dated as of February 11, 2013 between Dice Inc. and Shravan Goli.
31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
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

DICE HOLDINGS, INC.
Date:	April 23, 2013	Registrant

/S/ SCOT W. MELLAND
Scot W. Melland
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
/S/ MICHAEL P. DURNEY
Michael P. Durney, CPA
Executive Vice President, Industry Brands Group and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*	Employment Agreement dated as of February 11, 2013 between Dice Inc. and Shravan Goli.
31.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Scot W. Melland, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael P. Durney, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

*	Filed herewith
**
XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.