Form 10-Q
period 2013-06-30
DICE HOLDINGS, INC.
filed 2013-07-24
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of July 19, 2013, there were 59,044,083 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012
	Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

SIGNATURES		35

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I.
Item 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$40,599	$40,013
Investments	—	2,201
Accounts receivable, net of allowance for doubtful accounts of $2,279 and $2,095	22,042	29,030
Deferred income taxes—current	1,090	1,609
Prepaid and other current assets	3,416	3,084
Total current assets	67,147	75,937
Fixed assets, net	13,469	11,158
Acquired intangible assets, net	59,045	62,755
Goodwill	198,950	202,944
Deferred financing costs, net of accumulated amortization of $252 and $131	957	1,078
Other assets	416	358
Total assets	$339,984	$354,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,900	$16,552
Deferred revenue	73,157	69,404
Current portion of acquisition related contingencies	4,974	4,926
Income taxes payable	1,190	3,817
Total current liabilities	97,221	94,699
Long-term debt	26,000	46,000
Deferred income taxes—non-current	13,026	14,414
Accrual for unrecognized tax benefits	2,437	2,502
Acquisition related contingencies	4,878	4,830
Other long-term liabilities	1,143	1,147
Total liabilities	144,705	163,592
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 72,684 and 71,047 shares, respectively; outstanding: 59,124 and 58,958 shares, respectively	727	710
Additional paid-in capital	302,773	294,747
Accumulated other comprehensive loss	(14,351)	(9,294)
Accumulated earnings	31,634	16,586
Treasury stock, 13,560 and 12,090 shares, respectively	(125,504)	(112,111)
Total stockholders’ equity	195,279	190,638
Total liabilities and stockholders’ equity	$339,984	$354,230
See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$52,013	$48,455	$102,448	$94,587
Operating expenses:
Cost of revenues	5,636	3,825	10,754	6,952
Product development	5,223	3,214	10,656	6,376
Sales and marketing	16,904	16,037	33,505	32,607
General and administrative	8,083	6,730	16,506	13,017
Depreciation	1,709	1,275	3,366	2,526
Amortization of intangible assets	1,708	1,695	3,409	3,535
Change in acquisition related contingencies	49	—	96	—
Total operating expenses	39,312	32,776	78,292	65,013
Operating income	12,701	15,679	24,156	29,574
Interest expense	(344)	(1,052)	(719)	(1,369)
Interest income	10	44	24	56
Other income	237	—	232	—
Income before income taxes	12,604	14,671	23,693	28,261
Income tax expense	4,631	5,217	8,645	10,188
Net income	$7,973	$9,454	$15,048	$18,073

Basic earnings per share	$0.14	$0.15	$0.26	$0.29
Diluted earnings per share	$0.13	$0.14	$0.25	$0.27

Weighted-average basic shares outstanding	57,833	62,640	57,682	63,379
Weighted-average diluted shares outstanding	60,910	66,004	61,002	66,875
See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$7,973	$9,454	$15,048	$18,073

Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	(270)	(1,487)	(5,048)	593
Unrealized gains (losses) on investments, net of tax of $0, $2, $0 and $5	(5)	4	(9)	8
Total other comprehensive income (loss)	(275)	(1,483)	(5,057)	601
Comprehensive income	$7,698	$7,971	$9,991	$18,674
See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$15,048	$18,073
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,366	2,526
Amortization of intangible assets	3,409	3,535
Deferred income taxes	(886)	(1,520)
Amortization of deferred financing costs	121	967
Share based compensation	4,212	3,015
Change in acquisition related contingencies	96	—
Change in accrual for unrecognized tax benefits	(65)	186
Changes in operating assets and liabilities:
Accounts receivable	6,763	3,538
Prepaid expenses and other assets	(407)	33
Accounts payable and accrued expenses	1,529	(1,101)
Income taxes receivable	(2,616)	(952)
Deferred revenue	4,119	5,860
Other, net	6	35
Net cash flows from operating activities	34,695	34,195
Cash flows from investing activities:
Purchases of fixed assets	(5,748)	(3,054)
Purchases of investments	(3)	(1,735)
Maturities and sales of investments	2,194	999
Net cash flows from investing activities	(3,557)	(3,790)
Cash flows from financing activities:
Payments on long-term debt	(20,000)	(16,500)
Proceeds from long-term debt	—	16,500
Payments under stock repurchase plan	(12,356)	(34,064)
Payment of acquisition related contingencies	—	(1,557)
Proceeds from stock option exercises	2,597	1,130
Purchase of treasury stock related to vested restricted stock	(983)	(392)
Excess tax benefit over book expense from stock options exercised	1,245	944
Financing costs paid	—	(1,101)
Net cash flows from financing activities	(29,497)	(35,040)
Effect of exchange rate changes	(1,055)	233
Net change in cash and cash equivalents for the period	586	(4,402)
Cash and cash equivalents, beginning of period	40,013	55,237
Cash and cash equivalents, end of period	$40,599	$50,835

See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six month period ended June 30, 2013.

2.   NEW ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-02, which amends the guidance in ASC 220 on Comprehensive Income. Under the revised guidance, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income of significant amounts reclassified out of AOCI but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2012 for public companies, with early adoption permitted. The Company adopted the revised guidance January 1, 2013, and has reported significant items reclassified out of AOCI in the Notes to Condensed Consolidated Financial Statements.

3. ACQUISITIONS
The IT Job Board—In July 2013, the Company expanded its online tech recruiting business to Europe by acquiring all of the issued and outstanding shares of JobBoard Enterprises Limited, an online recruitment company in the technology industry. The purchase price consisted of £8.0 million ($12.2 million), net of cash acquired, plus deferred payments totaling £3.0 million ($4.6 million) in the aggregate payable upon the achievement of certain operating and financial goals ending in 2014. The Company borrowed $15.0 million under the Credit Agreement to fund this acquisition.
WorkDigital—In October 2012, the Company acquired all of the issued and outstanding shares of WorkDigital Limited, a technology company focused on the recruitment industry, for $10.0 million in cash, plus deferred payments totaling $10.0 million in the aggregate payable in 2013-2014 based on delivery of certain products and the achievement of certain milestones. The acquisition resulted in the recording of $17.9 million in goodwill and $2.3 million in intangible assets. The WorkDigital acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
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
The assets and liabilities recognized in 2012 as of the acquisition dates for FINS.com, Slashdot Media and WorkDigital include (in thousands):

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
Pro forma Information—The following pro forma condensed consolidated results of operations are presented as if the acquisition of Slashdot Media was completed as of January 1, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$52,013	$53,730	$102,448	$104,615
Net income	7,973	9,815	15,048	18,414
Basic earnings per share	$0.14	$0.16	$0.26	$0.29
The pro forma financial information represents the combined historical operating results of the Company and Slashdot Media with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets and the related income tax impacts of such adjustments. The Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 include revenues from this acquisition of $4.1 million and $8.2 million, respectively, and operating losses of $315,000 and $1.4 million, respectively.
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
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 3 - Acquisitions. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should delivery of certain product enhancements occur. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. A 2% discount rate is used to estimate the fair value of the expected payments. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. The increase in fair value is recorded as an expense and is included in change in acquisition related contingencies on the Condensed Consolidated Statements of Operations.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of June 30, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,590	$—	$—	$11,590
Contingent consideration to be paid in cash for the acquisitions	—	—	9,852	9,852

	As of December 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,820	$—	$—	$11,820
Investments	—	2,201	—	2,201
Contingent consideration to be paid in cash for the acquisitions	—	—	9,756	9,756

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contingent consideration for acquisitions
Balance at beginning of period	$9,803	$—	$9,756	$1,557
Cash payments	—	—	—	(1,557)
Change in estimates included in earnings	49	—	96	—
Balance at end of period	$9,852	$—	$9,852	$—

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
The Company determines whether the carrying value of recorded goodwill is impaired for each reporting unit on an annual basis or more frequently if indicators of potential impairment exist for each reporting unit. The impairment test for goodwill for the reporting units from the 2005 Dice Inc. acquisition is performed annually as of August 31, and the last test resulted in no impairment. The impairment test for goodwill for the reporting units from the 2006 eFinancialCareers acquisition, the 2009 Health Callings acquisition and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31 and the last test resulted in no impairment. Goodwill resulting from the 2012 acquisitions of FINS, Slashdot Media, and WorkDigital will be tested annually for impairment beginning on October 31, 2013 or more frequently if indicators of potential impairment exist for each reporting unit. In testing goodwill for impairment, a qualitative assessment can be performed, and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. No impairment was indicated during the 2012 impairment tests. The fair value of each reporting unit was in excess of the carrying value.
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

5.    INVESTMENTS
DHI’s investments are stated at fair value. These investments are available-for-sale. The Company held no investments as of June 30, 2013. The following table summarizes the Company’s investments (in thousands) as of December 31, 2012:

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

6.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of June 30, 2013
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$21,000	$(16,267)	$(161)	$4,572	3.7 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	19,115	(9,646)	(602)	8,867	6.0 years
Customer lists	45,213	(39,345)	(814)	5,054	4.8 years
Candidate and content database	30,341	(28,712)	(77)	1,552	2.8 years
Acquired intangible assets, net	$154,669	$(93,970)	$(1,654)	$59,045

	As of December 31, 2012
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$17,500	$3,500	$21,000	$(15,156)	$(53)	$5,791	3.7 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	15,490	3,625	19,115	(8,930)	(490)	9,695	6.0 years
Customer lists	41,513	3,700	45,213	(38,624)	(729)	5,860	4.8 years
Candidate and content database	28,241	2,100	30,341	(27,884)	(48)	2,409	2.8 years
Acquired intangible assets, net	$141,744	$12,925	$154,669	$(90,594)	$(1,320)	$62,755

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
Based on the carrying value of the acquired finite-lived intangible assets recorded as of June 30, 2013, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

July 1, 2013 through December 31, 2013	$2,946
2014	5,429
2015	3,735
2016	1,823
2017	1,727
2018 and thereafter	4,385

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2013, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by three of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc. (formerly known as JobsintheMoney.com, Inc.), Targeted Job Fairs, Inc., and Rigzone.com, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.
Debt issuance costs of approximately $1.1 million were incurred and are being amortized over the life of the loan. These costs are included in interest expense. Unamortized deferred financing costs from the previous credit facility of $765,000 were written off and are included in interest expense during the second quarter of 2012.
The Company’s previous credit facility, which was in place from July 2010 to June 2012, provided for a revolving facility of $70.0 million and a term facility of $20.0 million and bore interest at a LIBOR rate, LIBOR rate, or base rate plus a margin. The margin ranges were from 2.75% to 3.50% on LIBOR loans and 1.75% to 2.50% on base rate loans.
The amounts borrowed under the Credit Agreement as of June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Amounts Borrowed:
LIBOR rate loans	$26,000	$46,000
Total borrowed	$26,000	$46,000

Maximum available to be borrowed under revolving facility	$129,000	$109,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	1.75%
Actual interest rates	2.00%	2.00%
There are no scheduled amortization payments until maturity of the Credit Agreement in June 2017.
In July 2013, the Company borrowed $15.0 million under the Credit Agreement to fund the acquisition of The IT Job Board.

8.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of June 30, 2013 are as follows (in thousands):

July 1, 2013 through December 31, 2013	$1,484
2014	2,788
2015	2,391
2016	2,072
2017	2,002
2018 and thereafter	8,820
Total minimum payments	$19,557
Rent expense was $775,000 and $1.5 million for the three and six month periods ended June 30, 2013, respectively, and $509,000 and $1.0 million for the three and six month periods ended June 30, 2012, respectively, and is included in, general and administrative expense, on the Condensed Consolidated Statements of Operations.
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
During the three months ended June 30, 2013, the Company purchased 920,700 shares of its common stock on the open market. These shares were purchased at an average cost of $8.85 per share, for a total cost of approximately $8.1 million. Approximately $903,000 of share repurchases had not settled as of June 30, 2013, and this amount is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013. As of June 30, 2013, there was approximately $41.9 million remaining under the Stock Repurchase Plan III.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss, net consists of the following components, net of tax, (in thousands):

	June 30, 2013	December 31, 2012

Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(14,351)	$(9,303)
Unrealized gains on investments, net of tax of $0 and $0	—	9
Total accumulated other comprehensive loss, net	$(14,351)	$(9,294)
Changes in accumulated other comprehensive loss during the three months ended June 30, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(14,081)	$5	$(14,076)
Other comprehensive loss before reclassifications	(270)	(5)	(275)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(270)	(5)	(275)
Ending balance	$(14,351)	$—	$(14,351)
Changes in accumulated other comprehensive loss during the three months ended June 30, 2012 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(9,975)	$7	$(9,968)
Other comprehensive loss before reclassifications	(1,487)	4	(1,483)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(1,487)	4	(1,483)
Ending balance	$(11,462)	$11	$(11,451)
Changes in accumulated other comprehensive loss during the six months ended June 30, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(9,303)	$9	$(9,294)
Other comprehensive loss before reclassifications	(5,048)	(9)	(5,057)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(5,048)	(9)	(5,057)
Ending balance	$(14,351)	$—	$(14,351)
Changes in accumulated other comprehensive loss during the six months ended June 30, 2012 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(12,055)	$3	$(12,052)
Other comprehensive loss before reclassifications	593	8	601
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	593	8	601
Ending balance	$(11,462)	$11	$(11,451)

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
The Company recorded stock based compensation expense of $2.2 million and $4.2 million during the three and six month periods ended June 30, 2013, respectively, and $1.5 million and $3.0 million during the three and six month periods ended June 30, 2012, respectively. At June 30, 2013, there was $21.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
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
A summary of the status of restricted stock awards as of June 30, 2013 and 2012, and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,816,425	$9.94	1,188,069	$10.41
Granted- Restricted Stock	34,500	$9.14	71,800	$9.46
Forfeited during the period	(74,000)	$10.29	(40,625)	$10.34
Vested during the period	(43,550)	$9.72	(17,000)	$15.94
Non-vested at end of period	1,733,375	$9.91	1,202,244	$10.28

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,305,369	$10.09	550,250	$12.98
Granted- Restricted Stock	872,500	$9.85	844,800	$9.01
Forfeited during the period	(95,688)	$10.34	(47,375)	$10.69
Vested during the period	(348,806)	$10.32	(145,431)	$12.99
Non-vested at end of period	1,733,375	$9.91	1,202,244	$10.28
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
The weighted average fair value of options granted	$3.42	$3.62	$3.58	$4.42
Dividend yield	—%	—%	—%	—%
Weighted average risk free interest rate	0.70%	0.84%	0.85%	0.84%
Weighted average expected volatility	44.12%	44.88%	42.44%	60.13%
Expected life (in years)	4.6	4.6	4.6	4.6

A summary of the status of options granted as of June 30, 2013 and 2012, and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,838,989	$5.18	$45,041,060
Granted	10,000	$9.14	—
Exercised	(212,623)	$2.07	$1,457,228
Forfeited	(40,789)	$8.85	—
Options outstanding at end of period	8,595,577	$5.24	$36,183,544

	Three Months Ended June 30, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	9,057,217	$4.48	$45,552,154
Granted	40,000	$9.46	—
Exercised	(293,829)	$1.68	$2,523,760
Forfeited	(63,688)	$6.84	—
Options outstanding at end of period	8,739,700	$4.58	$43,605,127

	Six Months Ended June 30, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,780,400	$4.67	$41,236,574
Granted	733,000	$9.84	—
Exercised	(860,009)	$3.10	$5,660,541
Forfeited	(57,814)	$8.62	—
Options outstanding at end of period	8,595,577	$5.24	$36,183,544
Exercisable at end of period	6,851,628	$4.22	$35,118,065

	Six Months Ended June 30, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,826,199	$4.19	$38,284,701
Granted	523,000	$9.01	—
Exercised	(528,811)	$2.13	$4,146,200
Forfeited	(80,688)	$6.48	—
Options outstanding at end of period	8,739,700	$4.58	$43,605,127
Exercisable at end of period	7,057,791	$3.87	$39,514,154

The weighted-average remaining contractual term of options exercisable at June 30, 2013 is 2.7 years. The following table summarizes information about options outstanding as of June 30, 2013:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	1,148,391	2.2	1,148,391
$ 1.00 - $ 3.99	2,167,405	2.3	2,167,405
$ 4.00 - $ 5.99	581,945	3.3	578,569
$ 6.00 - $ 8.99	3,517,736	3.5	2,688,868
$ 9.00 - $ 14.50	1,180,100	5.9	268,395
	8,595,577		6,851,628

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
The following table shows the segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
By Segment:
Revenues:
Tech & Clearance	$36,288	$32,243	$72,091	$63,303
Finance	8,727	9,762	17,335	19,762
Energy	5,960	5,282	10,987	9,327
Other	1,038	1,168	2,035	2,195
Total revenues	$52,013	$48,455	$102,448	$94,587

Depreciation:
Tech & Clearance	$1,488	$1,049	$2,897	$2,064
Finance	129	137	271	286
Energy	32	23	58	46
Other	60	66	140	130
Total depreciation	$1,709	$1,275	$3,366	$2,526

Amortization:
Tech & Clearance	$561	$—	$1,106	$—
Finance	193	—	387	—
Energy	775	1,600	1,550	3,334
Other	179	95	366	201
Total amortization	$1,708	$1,695	$3,409	$3,535

Operating income (loss):
Tech & Clearance	$10,359	$12,658	$20,804	$24,368
Finance	1,972	3,480	3,625	6,740
Energy	1,646	367	2,635	(94)
Other	(1,276)	(826)	(2,908)	(1,440)
Operating income	12,701	15,679	24,156	29,574
Interest expense	(344)	(1,052)	(719)	(1,369)
Interest income	10	44	24	56
Other income	237	—	232	—
Income before income taxes	$12,604	$14,671	$23,693	$28,261

Capital expenditures:
Tech & Clearance	$2,709	$1,153	$5,457	$2,307
Finance	47	238	106	333
Energy	44	5	299	10
Other	86	238	179	336
Total capital expenditures	$2,886	$1,634	$6,041	$2,986

By Geography:
Revenues:
U.S.	$41,855	$38,408	$82,840	$74,805
Non- U.S.	10,158	10,047	19,608	19,782
Total revenues	$52,013	$48,455	$102,448	$94,587

	June 30, 2013	December 31, 2012
Total assets:
Tech & Clearance	$177,122	$183,896
Finance	88,250	92,513
Energy	52,105	53,203
Other	22,507	24,618
Total assets	$339,984	$354,230
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2012 and June 30, 2013 and the changes in goodwill for the six month period ended June 30, 2013 (in thousands):

	Tech & Clearance	Finance	Energy	Other	Total

Balance, December 31, 2012	$90,991	$55,315	$35,104	$21,534	$202,944
Foreign currency translation adjustment	(156)	(2,765)	—	(1,073)	(3,994)
Goodwill at June 30, 2013	$90,835	$52,550	$35,104	$20,461	$198,950

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 2.6 million and 2.2 million shares were outstanding during the three and six month periods ended June 30, 2013 and options to purchase approximately 381,000 shares were outstanding during both the three and six month periods ended June 30, 2012, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$7,973	$9,454	$15,048	$18,073

Weighted-average shares outstanding—basic	57,833	62,640	57,682	63,379
Add shares issuable upon exercise of stock options	3,077	3,364	3,320	3,496
Weighted-average shares outstanding—diluted	60,910	66,004	61,002	66,875

Basic earnings per share	$0.14	$0.15	$0.26	$0.29
Diluted earnings per share	$0.13	$0.14	$0.25	$0.27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Recent Developments
Dice Holdings, Inc. Acquires UK-based The IT Job Board
On July 20, 2013, the Company expanded its online tech recruiting business to Europe by acquiring all of the issued and outstanding shares of JobBoard Enterprises Limited, an online recruitment company in the technology industry. The purchase price consisted of £8.0 million ($12.2 million), net of cash acquired, plus deferred payments totaling £3.0 million ($4.6 million) in the aggregate payable upon the achievement of certain operating and financial goals ending in 2014.
Dice Holdings, Inc. Announces CEO Transition; Michael Durney to Succeed Scot Melland
Effective September 30, 2013, Michael Durney, EVP, Industry Brands Group and CFO, will succeed Scot Melland as President and CEO. Mr. Durney will also join the Company’s board of directors as a director, while Mr. Melland will resign as chairman, but remain a director on the Company’s board.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance and Energy segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At June 30, 2013, Dice.com had approximately 8,650 total recruitment package customers, and our other websites collectively served approximately 3,550 customers, including some customers who are also customers of Dice.com, as of the same date. Customers who buy multiple products or services are counted individually. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $73.2 million and $69.4 million at June 30, 2013 and December 31, 2012, respectively.
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
Results of Operations
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2013	2012
	(in thousands, except percentages)
Tech & Clearance	$36,288	$32,243	$4,045	12.5%
Finance	8,727	9,762	(1,035)	(10.6)%
Energy	5,960	5,282	678	12.8%
Other	1,038	1,168	(130)	(11.1)%
Total revenues	$52,013	$48,455	$3,558	7.3%
Our revenues were $52.0 million for the three month period ended June 30, 2013 compared to $48.5 million for the same period in 2012, an increase of $3.6 million, or 7.3%.
We experienced an increase in the Tech & Clearance segment of $4.0 million, or 12.5%, of which the acquisition of Slashdot Media contributed $4.1 million to the increase. Revenue at Dice.com was flat compared to the three month period ended June 30, 2012. We continue to see stronger performance in recruitment packages offset by lower transactional job advertising. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer at Dice.com of approximately 3% from the three month period ended June 30, 2012 to the three month period ended June 30, 2013. The recruitment package customer count at Dice.com increased slightly from 8,600 at June 30, 2012 to 8,650 at June 30, 2013. Customer yield on annual contracts at Dice.com has continued to increase, reaching record revenue per customer in the current period. Revenues decreased at ClearanceJobs by $81,000 for the three month period ended June 30, 2013 as compared to the same period in 2012, a decrease of 3%. This decrease was attributed to the slow-growth environment due to sequestration.
The Finance segment experienced a decline in revenue of $1.0 million, or 10.6%. The decrease was the result of continued declines in recruitment activity, beginning in the second half of 2011 and continuing through the second quarter of 2013, primarily due to the global economic slowdown including the European debt crisis and a recession in the United Kingdom causing companies to slow hiring, decreasing demand for our product. Currency impact for the three month period ended June 30, 2013 was a decrease to revenue of approximately $230,000. In originating currency, revenue decreased 17% in Continental Europe, 11% in the UK, 2% in the Asia Pacific region and 2% in North America.
Revenues for the Energy segment totaled $6.0 million for the three month period ended June 30, 2013, an increase of $678,000 or 12.8% from the comparable 2012 period. The increase was primarily a result of increased usage of our career center and advertising.
Cost of Revenues

	Three Months Ended June 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Cost of revenues	$5,636	$3,825	$1,811	47.3%
Percentage of revenues	10.8%	7.9%
Our cost of revenues for the three month period ended June 30, 2013 was $5.6 million compared to $3.8 million for the same period in 2012, an increase of $1.8 million, or 47.3%. The Tech & Clearance segment experienced an increase in cost of revenues of $1.8 million, of which the acquisition of Slashdot Media contributed $1.4 million to the increase, as compared to the three months ended June 30, 2012. The increase was also due to our investment in an integrated enterprise platform including software, the related personnel and consulting services to drive this initiative.
Product Development Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Product Development	$5,223	$3,214	$2,009	62.5%
Percentage of revenues	10.0%	6.6%
Product development expenses for the three month period ended June 30, 2013 were $5.2 million compared to $3.2 million for the same period in 2012, an increase of $2.0 million or 62.5%. An increase of $1.8 million was experienced in the Tech & Clearance segment, of which the acquisition of Slashdot Media contributed $1.2 million to the increase. The remaining increase in the Tech & Clearance segment was driven by additional salaries and related costs for increased number of employees. We invested in programs to create an agile development environment and expand our product base. This investment included the expansion of our staff of product management and development personnel. The Finance segment experienced an increase of $153,000 related to increase in salaries and related costs.
Sales and Marketing Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Sales and Marketing	$16,904	$16,037	$867	5.4%
Percentage of revenues	32.5%	33.1%
Sales and marketing expenses for the three month period ended June 30, 2013 were $16.9 million compared to $16.0 million for the same period in 2012, an increase of $867,000 or 5.4%. The Energy segment experienced an increase of $287,000 in sales and marketing expenses. The increase in the Energy segment was the result of increased costs related to expanding our worldwide sales organization and incentive compensation resulting from sales growth, as well as marketing to oil and gas professionals.
The Tech & Clearance segment experienced an increase in sales and marketing of $287,000 compared to the same period in 2012 to $10.7 million. This increase was primarily due to an increase of $611,000 of sales costs from Slashdot Media. The addition of the Slashdot Media business has provided traffic to the Dice.com website, allowing us to reduce our third party marketing spend on Dice.com. We experienced a $500,000 decrease in advertising and other marketing costs, due to decreased spending for our online advertising, email and social network campaigns.
The Finance segment experienced an increase in overall sales and marketing expense of $208,000 to $3.4 million for the three months ended June 30, 2013, primarily due to increased salaries and related costs.
General and Administrative Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
General and administrative	$8,083	$6,730	$1,353	20.1%
Percentage of revenues	15.5%	13.9%
General and administrative expenses for the three month period ended June 30, 2013 were $8.1 million compared to $6.7 million for the same period in 2012, an increase of $1.4 million or 20.1%.
Stock-based compensation expense was $2.2 million, an increase of $683,000 compared to the same period in 2012. The increase was due to the annual grant of equity awards made in the current period.

General and administrative expense for the Tech & Clearance segment increased $821,000 in the period ended June 30, 2013, as compared to the same period in 2012. An increase of $565,000 was due to increases in employee-related expenses, recruitment costs and legal expense. An increase of $247,000 was due to costs related to the Slashdot Media business following the acquisition of this business as compared to the three months ended June 30, 2012. The increase was partially offset by a decrease in the Finance segment of $132,000 due to lower recruitment fees.
Depreciation

	Three Months Ended June 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Depreciation	$1,709	$1,275	$434	34.0%
Percentage of revenues	3.3%	2.6%
Depreciation expense for the three month period ended June 30, 2013 was $1.7 million compared to $1.3 million for the same period of 2012, an increase of $434,000 or 34.0%. The increase was primarily related to the addition of Slashdot Media assets which contributed $333,000 of depreciation expense during the three month period ended June 30, 2013. The remaining increase in depreciation was the result of other capital additions to hardware, software, and web development costs at the Tech & Clearance segment.
Amortization of Intangible Assets

	Three Months Ended June 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Amortization	$1,708	$1,695	$13	0.8%
Percentage of revenues	3.3%	3.5%

Amortization expense for the three month period ended June 30, 2013 was $1.7 million compared to $1.7 million for the same period in 2012, an increase of $13,000 or 0.8%. Amortization expense for the three month period ended June 30, 2013 increased due to the Slashdot Media, WorkDigital, and FINS.com acquisitions, offset by decreased amortization expense related to certain intangible assets from the eFinancialCareers, Health Callings, Rigzone and Worldwideworker acquisitions becoming fully amortized.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $49,000 for the three month period ended June 30, 2013 due to the WorkDigital acquisition. We expect deferred purchase price payments totaling $10.0 million to be made for the WorkDigital acquisition over the next two years.
Operating Income
Operating income for the three month period ended June 30, 2013 was $12.7 million compared to $15.7 million for the same period in 2012, a decrease of $3.0 million or 19.0%. The decrease was the result of higher operating costs, primarily related to expenses of the new businesses of Slashdot Media, FINS.com and WorkDigital.
Interest Expense

	Three Months Ended June 30,		Decrease	Percent Change
	2013	2012
	(in thousands, except percentages)
Interest expense	$344	$1,052	$(708)	(67.3)%
Percentage of revenues	0.7%	2.2%
Interest expense for the three month period ended June 30, 2013 was $344,000 compared to $1.1 million for the same period in 2012, a decrease of $708,000 or 67.3%. The decrease in interest expense was due to the write off of unamortized deferred financing costs of $765,000 during the three months ended June 30, 2012, following the termination of our previous credit facility in June 2012.

Income Taxes

	Three Months Ended June 30,
	2013	2012
	(in thousands, except percentages)
Income before income taxes	$12,604	$14,671
Income tax expense	4,631	5,217
Effective tax rate	36.7%	35.6%
The effective income tax rate was 36.7% and 35.6% for the three month period ended June 30, 2013 and June 30, 2012, respectively. The rate was higher in the current period because of an increase in our effective state tax rate caused by state law changes which affected our apportionment methodology.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2013	2012
	(in thousands, except percentages)
Tech & Clearance	$72,091	$63,303	$8,788	13.9%
Finance	17,335	19,762	(2,427)	(12.3)%
Energy	10,987	9,327	1,660	17.8%
Other	2,035	2,195	(160)	(7.3)%
Total revenues	$102,448	$94,587	$7,861	8.3%
Our revenues were $102.4 million for the six month period ended June 30, 2013 compared to $94.6 million for the same period in 2012, an increase of $7.9 million, or 8.3%.
We experienced an increase in the Tech & Clearance segment of $8.8 million, or 13.9%, of which the acquisition of Slashdot Media contributed $8.2 million to the increase. Revenue at Dice.com for the six month period ended June 30, 2013 increased $624,000 as compared to the same period in 2012. The recruitment package customer count at Dice.com increased slightly from 8,600 at June 30, 2012 to 8,650 at June 30, 2013. In addition, our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer at Dice.com of approximately 3% from the six month period ended June 30, 2012 to the six month period ended June 30, 2013. Customer yield on annual contracts at Dice.com has continued to increase, reaching record revenue per customer in the current period.
The Finance segment experienced a decline in revenue of $2.4 million, or 12.3%. The decrease was the result of continued declines in recruitment activity, beginning in the second half of 2011 and continuing through the first half of 2013, primarily due to the global economic slowdown including the European debt crisis and a recession in the United Kingdom causing companies to slow hiring, decreasing demand for our product. Currency impact for the six month period ended June 30, 2013 was a decrease to revenue of approximately $316,000. In originating currency, revenue decreased 23% in Continental Europe, 13% in the UK and 4% in the Asia Pacific region.
Revenues for the Energy segment totaled $11.0 million for the six month period ended June 30, 2013, an increase of $1.7 million or 17.8% from the comparable 2012 period. The increase was primarily a result of increased usage of our career center and advertising.
Revenues for the Other segment totaled $2.0 million for the six month period ended June 30, 2013, a decrease of $0.2 million or 7.3% from the comparable 2012 period. The decrease was primarily a result of fewer job fairs in the current period.

Cost of Revenues

	Six Months Ended June 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Cost of revenues	$10,754	$6,952	$3,802	54.7%
Percentage of revenues	10.5%	7.3%
Our cost of revenues for the six month period ended June 30, 2013 was $10.8 million compared to $7.0 million for the same period in 2012, an increase of $3.8 million, or 54.7%. The Tech & Clearance segment experienced an increase in cost of revenues of $3.8 million, of which the acquisition of Slashdot Media contributed $3.0 million to the increase, as compared to the six months ended June 30, 2012. The increase was also due to our investment in an integrated enterprise platform including software, the related personnel and consulting services to drive this initiative. The Finance segment experienced an increase of $109,000, primarily due to increased site hosting costs for the FINS.com site. The Energy segment decreased $183,000 due to lower hosting costs.
Product Development Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Product Development	$10,656	$6,376	$4,280	67.1%
Percentage of revenues	10.4%	6.7%
Product development expenses for the six month period ended June 30, 2013 were $10.7 million compared to $6.4 million for the same period in 2012, an increase of $4.3 million or 67.1%. An increase of $3.5 million was experienced in the Tech & Clearance segment, of which the acquisition of Slashdot Media contributed $2.6 million to the increase. The remaining increase in the Tech & Clearance segment was driven by additional salaries and related costs for increased number of employees. We invested in programs to create an agile development environment and expand our product base. This investment included the expansion of our staff of product management and development personnel. The Other segment for the six month period ended June 30, 2013 experienced an expense increase related to product development of $709,000 compared to the same period in 2012. This increase was partially driven by salaries and related costs amounting to $576,000 and associated with the addition of personnel following the WorkDigital acquisition. The remaining increase in the Other segment was due to expenses related to ending a new product initiative. The Finance segment experienced an increase of $95,000 related to increased salaries and related costs.
Sales and Marketing Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Sales and Marketing	$33,505	$32,607	$898	2.8%
Percentage of revenues	32.7%	34.5%
Sales and marketing expenses for the six month period ended June 30, 2013 were $33.5 million compared to $32.6 million for the same period in 2012, an increase of $898,000 or 2.8%. The Energy segment experienced an increase of $781,000 in sales and marketing expenses. The increase in the Energy segment was the result of increased costs related to expanding our worldwide sales organization and incentive compensation resulting from sales growth, as well as marketing to oil and gas professionals.
The Other segment increased by $154,000 from the six months ended June 30, 2012 compared to the same period in 2013. This increase was primarily driven by salaries and related costs associated with the addition of personnel following the WorkDigital acquisition.
The Tech & Clearance segment experienced an increase in sales and marketing expenses of $65,000 compared to the same period in 2012. This increase was primarily due to an increase of $1.5 million of sales costs from Slashdot Media, partially offset by a decrease of $1.4 million at Dice.com and ClearanceJobs. The addition of the Slashdot Media business has provided traffic to the Dice.com website, allowing us to reduce our third party marketing spend on Dice.com.
The Finance segment experienced a decrease in overall sales and marketing expense of $102,000 to $6.8 million for the six months ended June 30, 2013, primarily due to the decrease in marketing expenditures, partially offset by increased salaries and related costs.
General and Administrative Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
General and administrative	$16,506	$13,017	$3,489	26.8%
Percentage of revenues	16.1%	13.8%
General and administrative expenses for the six month period ended June 30, 2013 were $16.5 million compared to $13.0 million for the same period in 2012, an increase of $3.5 million or 26.8%.
Stock-based compensation expense was $4.2 million, an increase of $1.2 million compared to the same period in 2012. The increase was due to the annual grant of equity awards made in the first quarter of 2013.
General and administrative expense for the Tech & Clearance segment increased $2.1 million in the period ended June 30, 2013, as compared to the same period in 2012. An increase of $763,000 was due to costs related to the Slashdot Media business following the acquisition of this business as compared to the six months ended June 30, 2012. The remaining increase of $1.3 million at Dice.com was due to increases in employee-related expenses, recruitment costs, legal expenses and an increase in the provision for doubtful accounts.
Depreciation

	Six Months Ended June 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Depreciation	$3,366	$2,526	$840	33.3%
Percentage of revenues	3.3%	2.7%
Depreciation expense for the six month period ended June 30, 2013 was $3.4 million compared to $2.5 million for the same period of 2012, an increase of $840,000 or 33.3%. The increase was primarily related to the addition of Slashdot Media assets which contributed $599,000 of depreciation expense during the six month period ended June 30, 2013. The remaining increase in depreciation was the result of other capital additions to hardware, software, and web development costs in the Tech & Clearance segment.
Amortization of Intangible Assets

	Six Months Ended June 30,		Decrease	Percent Change
	2013	2012
	(in thousands, except percentages)
Amortization	$3,409	$3,535	$(126)	(3.6)%
Percentage of revenues	3.3%	3.7%

Amortization expense for the six month period ended June 30, 2013 was $3.4 million compared to $3.5 million for the same period in 2012, a decrease of $126,000 or 3.6%. Amortization expense for the six month period ended June 30, 2013 decreased due to certain intangible assets from the eFinancialCareers, Health Callings, Rigzone and Worldwideworker acquisitions becoming fully amortized, offset by amortization expense related to the Slashdot Media, WorkDigital, and FINS.com acquisitions.

Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $96,000 for the six month period ended June 30, 2013 due to the WorkDigital acquisition. We expect deferred purchase price payments totaling $10.0 million to be made for the WorkDigital acquisition over the next two years.
Operating Income
Operating income for the six month period ended June 30, 2013 was $24.2 million compared to $29.6 million for the same period in 2012, a decrease of $5.4 million or 18.3%. The decrease was the result of higher operating costs, primarily related to expenses of the new businesses of Slashdot Media, FINS.com and WorkDigital. This decrease was partially offset by lower amortization expense in the current period.
Interest Expense

	Six Months Ended June 30,		Decrease	Percent Change
	2013	2012
	(in thousands, except percentages)
Interest expense	$719	$1,369	$(650)	(47.5)%
Percentage of revenues	0.7%	1.4%
Interest expense for the six month period ended June 30, 2013 was $719,000 compared to $1.4 million for the same period in 2012, a decrease of $650,000 or 47.5%. The decrease in interest expense was due to the write off of unamortized deferred financing costs of $765,000 during the six months ended June 30, 2012, following the termination of our previous credit facility in June 2012.
Income Taxes

	Six Months Ended June 30,
	2013	2012
	(in thousands, except percentages)
Income before income taxes	$23,693	$28,261
Income tax expense	8,645	10,188
Effective tax rate	36.5%	36.0%
The effective income tax rate was 36.5% and 36.0% for the six month period ended June 30, 2013 and June 30, 2012, respectively. The rate was higher in the current period because of an increase in our effective state tax rate caused by state law changes which affected our apportionment methodology.  This was partially offset by the settlement of a state tax examination, which resulted in the recognition of previously unrecognized tax benefits.
Liquidity and Capital Resources
Non-GAAP Measures
We have provided certain non-GAAP financial information as additional information for our operating results. These measures are not in accordance with, or an alternative for measures in accordance with GAAP and may be different from similarly titled non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as Adjusted EBITDA and free cash flow, provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.
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
We also consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and to fund future growth as well as to monitor compliance with financial covenants. We present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides our board of directors, management and investors with additional information to measure our performance, to provide comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense) and tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and to estimate our value.
We present Adjusted EBITDA because covenants in our Credit Agreement contain ratios based on this measure. Our Credit Agreement is material to us because it is one of our primary sources of liquidity. If our Adjusted EBITDA were to decline below certain levels, covenants in our Credit Agreement that are based on Adjusted EBITDA may be violated and could cause a default and acceleration of payment obligations under our Credit Agreement. See Note 7 “Indebtedness” for additional information on the covenants of our Credit Agreement.
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
To compensate for these limitations, management evaluates our liquidity by considering the economic effect of the excluded expense items independently as well as in connection with its analysis of cash flows from operations and through the use of other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analyses.
A reconciliation of Adjusted EBITDA for the six months ended June 30, 2013 and 2012 (in thousands) follows:

	For the six months ended June 30,
	2013	2012
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$15,048	$18,073
Interest expense	719	1,369
Interest income	(24)	(56)
Income tax expense	8,645	10,188
Depreciation	3,366	2,526
Amortization of intangible assets	3,409	3,535
Change in acquisition related contingencies	96	—
Non-cash stock compensation expense	4,212	3,015
Other income	(232)	—
Adjusted EBITDA	$35,239	$38,650

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$34,695	$34,195
Interest expense	719	1,369
Amortization of deferred financing costs	(121)	(967)
Interest income	(24)	(56)
Income tax expense	8,645	10,188
Deferred income taxes	886	1,520
Change in accrual for unrecognized tax benefits	65	(186)
Change in accounts receivable	(6,763)	(3,538)
Change in deferred revenue	(4,119)	(5,860)
Changes in working capital and other	1,256	1,985
Adjusted EBITDA	$35,239	$38,650
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
We have summarized our free cash flow for the six months ended June 30, 2013 and 2012 (in thousands).

	For the six months ended June 30,
	2013	2012
Net cash provided by operating activities	$34,695	$34,195
Purchases of fixed assets	(5,748)	(3,054)
Free cash flow	$28,947	$31,141
Cash Flows
We have summarized our cash flows for the six month periods ended June 30, 2013 and 2012 (in thousands).

	Six Months Ended June 30,
	2013	2012
Cash from operating activities	$34,695	$34,195
Cash from investing activities	(3,557)	(3,790)
Cash from financing activities	(29,497)	(35,040)
We have financed our operations primarily through cash provided by operating activities. At June 30, 2013, we had cash, cash equivalents and investments of $40.6 million compared to $42.2 million at December 31, 2012. Investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. Cash and cash equivalents held in non-U.S. jurisdictions totaled approximately $32.3 million at June 30, 2013. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the U.S., along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Our principal sources of liquidity are cash, cash equivalents and investments, as well as the cash flow that we generate from our operations. In addition, we had $129.0 million in borrowing capacity under our Credit Agreement at June 30, 2013. We believe that our existing cash, cash equivalents, investments, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $34.7 million and $34.2 million for the six month periods ended June 30, 2013 and 2012, respectively. The cash provided by operating activities during the 2013 period was essentially flat. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers.
Investing Activities
During the six month period ended June 30, 2013, cash used by investing activities was $3.6 million compared to cash used of $3.8 million in the six month period ended June 30, 2012. Cash used by investing activities in the six month period ended June 30, 2013 was primarily attributable to the $5.7 million used to purchase fixed assets, partially offset by $2.2 million of sales of investments. Cash used by investing activities in the six month period ended June 30, 2012 was primarily attributable to $3.1 million to purchase fixed assets and $1.7 million for the purchase of investments, partially offset by $999,000 for sales of investments.

Financing Activities
Cash used for financing activities during the six month period ended June 30, 2013 and 2012 was $29.5 million and $35.0 million, respectively. The cash used during the current year period was primarily due to $20.0 million used in repayment of long-term debt and $12.4 million of payments to repurchase the Company’s common stock, partially offset by proceeds from stock option exercises of $2.6 million. During the six month period ended June 30, 2012, the cash used was primarily due to $34.1 million of payments to repurchase the Company’s stock, as well as $1.1 million in costs related to the restructuring of our debt.

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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2013, the Company was in compliance with all of the financial and other covenants under our Credit Agreement. Refer to Note 7 “Indebtedness” in our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of June 30, 2013:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$26,000	$—	$—	$26,000	$—
Operating lease obligations	19,557	1,484	5,179	4,074	8,820
Total contractual obligations	$45,557	$1,484	$5,179	$30,074	$8,820
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2013, we had $26.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to our revolving facility. In July 2013, we borrowed $15.0 million under our Credit Agreement to fund the acquisition of The IT Job Board.
Future interest payments on our revolving facility are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.00% (the rate in effect on June 30, 2013) on our current borrowings, interest payments are expected to be $623,000 for July through December 2013, $2.5 million in 2014-2015 and $1.9 million in 2016-2017.
We have a contingent payment of $10.0 million related to the WorkDigital acquisition that is expected to be paid in 2013-2014 based on delivery of certain products and achievement of certain milestones.
As of June 30, 2013, we recorded approximately $2.4 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2013 are $2.4 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $303,000 of its unrecognized tax benefits may be recognized in the next 12 months as a result of a lapse of the statute of limitations.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw improvement in recruitment activity, resulting in revenue and customer growth. In the second half of 2011 and throughout 2012 into the first half of 2013, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment activity continues to slow in 2013 and beyond, our revenues and results of operations will be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving 19 markets, in five languages across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone also conducts business outside the United States. For the six month periods ended June 30, 2013 and 2012, approximately 19% and 21% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the six months ended June 30, 2013 would have been a decrease of approximately $147,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2013 and December 31, 2012, our translation adjustment, net of tax, decreased stockholders’ equity by $14.4 million and $9.3 million, respectively. The change from December 31, 2012 to June 30, 2013 is primarily attributable to the position of the U.S. dollar against the pound sterling.
Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of June 30, 2013, we had outstanding borrowings of $26.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2013 on our current borrowings would increase by approximately $130,000.
We also have interest rate risk related to our portfolio of investments and money market accounts. Our investments and money market accounts will produce less income than expected if market interest rates fall.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for the period covered by this report. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In January 2013, the Company’s Board of Directors approved the Stock Repurchase Plan III, a stock repurchase program that permits the Company to repurchase up to $50 million of its common stock. This new authorization became effective upon the expiration of the Stock Repurchase Plan II on March 8, 2013 and will be in effect for one year. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time. During the three months ended June 30, 2013, purchases of the Company’s common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
April 1 through April 30, 2013	180,000	$8.60	180,000	$48,452,761
May 1 through May 31, 2013	274,300	8.66	274,300	46,077,510
June 1 through June 30, 2013	466,400	9.05	466,400	41,855,473
Total	920,700	$8.85	920,700
[1] No shares of the Company’s common stock were purchased other than through a publicly announced plan or program.
[2] The Stock Repurchase Plan I concluded on March 8, 2012, and the Stock Repurchase Plan II commenced on such date. The Stock Repurchase Plan II expired on March 8, 2013, and the Stock Repurchase Plan III commenced on such date.

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

DICE HOLDINGS, INC.
Date:	July 24, 2013	Registrant

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