Form 10-Q
period 2013-09-30
DICE HOLDINGS, INC.
filed 2013-10-29
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of October 24, 2013, there were 56,329,100 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012
	Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	36

SIGNATURES		37

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I.
Item 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$44,697	$40,013
Investments	—	2,201
Accounts receivable, net of allowance for doubtful accounts of $2,201 and $2,095	24,945	29,030
Deferred income taxes—current	864	1,609
Income taxes receivable	573	—
Prepaid and other current assets	3,036	3,084
Total current assets	74,115	75,937
Fixed assets, net	14,949	11,158
Acquired intangible assets, net	68,197	62,755
Goodwill	212,506	202,944
Deferred financing costs, net of accumulated amortization of $312 and $131	896	1,078
Other assets	456	358
Total assets	$371,119	$354,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,774	$16,552
Deferred revenue	69,389	69,404
Current portion of acquisition related contingencies	5,807	4,926
Income taxes payable	—	3,817
Total current liabilities	95,970	94,699
Long-term debt	60,000	46,000
Deferred income taxes—non-current	14,739	14,414
Accrual for unrecognized tax benefits	2,376	2,502
Acquisition related contingencies	8,833	4,830
Other long-term liabilities	1,229	1,147
Total liabilities	183,147	163,592
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 73,249 and 71,047 shares, respectively; outstanding: 57,102 and 58,958 shares, respectively	732	710
Additional paid-in capital	306,471	294,747
Accumulated other comprehensive loss	(9,938)	(9,294)
Accumulated earnings	38,692	16,586
Treasury stock, 16,147 and 12,090 shares, respectively	(147,985)	(112,111)
Total stockholders’ equity	187,972	190,638
Total liabilities and stockholders’ equity	$371,119	$354,230
See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$52,616	$48,038	$155,064	$142,625
Operating expenses:
Cost of revenues	6,099	3,603	16,853	10,555
Product development	5,597	3,874	16,253	10,250
Sales and marketing	16,601	16,194	50,106	48,801
General and administrative	8,534	6,736	25,040	19,753
Depreciation	2,011	1,505	5,377	4,031
Amortization of intangible assets	2,208	1,419	5,617	4,954
Change in acquisition related contingencies	50	—	146	—
Total operating expenses	41,100	33,331	119,392	98,344
Operating income	11,516	14,707	35,672	44,281
Interest expense	(378)	(327)	(1,097)	(1,696)
Interest income	5	16	29	72
Other income	—	—	232	—
Income before income taxes	11,143	14,396	34,836	42,657
Income tax expense	4,085	3,395	12,730	13,583
Net income	$7,058	$11,001	$22,106	$29,074

Basic earnings per share	$0.12	$0.18	$0.39	$0.47
Diluted earnings per share	$0.12	$0.17	$0.37	$0.44

Weighted-average basic shares outstanding	56,606	59,907	57,324	62,214
Weighted-average diluted shares outstanding	59,505	63,143	60,497	65,636
See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$7,058	$11,001	$22,106	$29,074

Foreign currency translation adjustment, net of tax of $0, $0, $0 and $0	4,413	2,156	(635)	2,749
Unrealized gains (losses) on investments, net of tax of $0, $2, $0 and $5	—	(1)	(9)	7
Total other comprehensive income (loss)	4,413	2,155	(644)	2,756
Comprehensive income	$11,471	$13,156	$21,462	$31,830
See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$22,106	$29,074
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,377	4,031
Amortization of intangible assets	5,617	4,954
Deferred income taxes	(1,841)	(2,543)
Amortization of deferred financing costs	181	1,028
Share based compensation	6,263	4,621
Change in acquisition related contingencies	146	—
Change in accrual for unrecognized tax benefits	(126)	(1,467)
Changes in operating assets and liabilities:
Accounts receivable	5,263	3,857
Prepaid expenses and other assets	321	(500)
Accounts payable and accrued expenses	2,681	(975)
Income taxes receivable/payable	(4,292)	(135)
Deferred revenue	(916)	2,521
Other, net	4	51
Net cash flows from operating activities	40,784	44,517
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(12,259)	(21,000)
Purchases of fixed assets	(8,160)	(4,031)
Purchases of investments	(3)	(1,738)
Maturities and sales of investments	2,194	3,005
Net cash flows from investing activities	(18,228)	(23,764)
Cash flows from financing activities:
Payments on long-term debt	(20,000)	(23,500)
Proceeds from long-term debt	34,000	50,500
Payments under stock repurchase plan	(35,046)	(56,840)
Payment of acquisition related contingencies	—	(1,557)
Proceeds from stock option exercises	3,149	1,319
Purchase of treasury stock related to vested restricted stock	(995)	(403)
Excess tax benefit over book expense from stock options exercised	2,346	921
Financing costs paid	—	(1,101)
Net cash flows from financing activities	(16,546)	(30,661)
Effect of exchange rate changes	(1,326)	993
Net change in cash and cash equivalents for the period	4,684	(8,915)
Cash and cash equivalents, beginning of period	40,013	55,237
Cash and cash equivalents, end of period	$44,697	$46,322

See accompanying notes to condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine month period ended September 30, 2013.

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

3. ACQUISITIONS
The IT Job Board®—In July 2013, the Company expanded its online tech recruiting business to Europe by acquiring all of the issued and outstanding shares of JobBoard Enterprises Limited, an online recruitment company in the technology industry. The purchase price consisted of £8.0 million ($12.2 million), net of cash acquired, plus deferred payments totaling £3.0 million ($4.6 million) in the aggregate, payable upon the achievement of certain operating and financial goals ending in 2014. The Company borrowed $15.0 million under the Credit Agreement to fund this acquisition. The acquisition resulted in recording intangible assets of $10.8 million and goodwill of $9.1 million. The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $1.2 million were recorded at fair value of $1.2 million. The IT Job Board® acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
WorkDigital—In October 2012, the Company acquired all of the issued and outstanding shares of WorkDigital Limited, a technology company focused on the recruitment industry, for $10.0 million in cash, plus deferred payments totaling $10.0 million in the aggregate payable in 2013-2014 based on delivery of certain products and the achievement of certain milestones. In October 2013, a payment of $5.0 million was made to the sellers, and the Company expects deferred purchase price payments totaling $5.0 million to be made in October 2014. The acquisition resulted in recording $17.9 million in goodwill and $2.3 million in intangible assets. The WorkDigital acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.

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
FINS.com—In June 2012, the Company purchased certain assets of FINS.com, resulting in recording identifiable intangible assets for candidate database, mobile application technology and brand names. Refer to Note 6 “Acquired Intangible Assets”. The FINS.com acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
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

Goodwill results from the expansion of the Company’s market share in the Tech & Clearance and Finance verticals, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of FINS.com, Slashdot Media, WorkDigital and The IT Job Board® into the Company’s existing operations. The amount of goodwill expected to be deductible for tax purposes is $6.3 million.
Pro forma Information—The following pro forma condensed consolidated results of operations are presented as if the acquisition of Slashdot Media was completed as of January 1, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$52,616	$51,886	$155,064	$156,501
Net income	7,058	14,669	22,106	33,083
Basic earnings per share	$0.12	$0.24	$0.39	$0.53
The pro forma financial information represents the combined historical operating results of the Company and Slashdot Media with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets and the related income tax impacts of such adjustments. The Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30,

2013 include revenues from the Slashdot Media acquisition of $3.7 million and $11.8 million, respectively, and operating losses of $827,000 and $2.3 million, respectively. The Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 include revenues from The IT Job Board® acquisition of $1.1 million and an operating loss of $1.1 million.
The pro forma financial information does not include adjustments for the FINS.com, WorkDigital and The IT Job Board® acquisitions, as they are not individually or collectively material in the Company’s results.

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
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met or if delivery of certain product enhancements occur. See Note 3 - Acquisitions. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should financial goals be met or delivery of certain product enhancements occur. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. A 2% discount rate is used to estimate the fair value of the expected payments. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. The increase in fair value is recorded as an expense and is included in change in acquisition related contingencies on the Condensed Consolidated Statements of Operations.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$16,127	$—	$—	$16,127
Contingent consideration to be paid in cash for the acquisitions	—	—	14,640	14,640

	As of December 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,820	$—	$—	$11,820
Investments	—	2,201	—	2,201
Contingent consideration to be paid in cash for the acquisitions	—	—	9,756	9,756

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contingent consideration for acquisitions
Balance at beginning of period	$9,852	$—	$9,756	$1,557
Additions for acquisitions	4,738	—	4,738	—
Cash payments	—	—	—	(1,557)
Change in estimates included in earnings	50	—	146	—
Balance at end of period	$14,640	$—	$14,640	$—

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
The Company determines whether the carrying value of recorded goodwill is impaired for each reporting unit on an annual basis or more frequently if indicators of potential impairment exist for each reporting unit. The impairment test for goodwill for the reporting units from the 2005 Dice Inc. acquisition is performed annually as of August 31, and the last test resulted in no impairment. The impairment test for goodwill for the reporting units from the 2006 eFinancialCareers acquisition, the 2009 Health Callings acquisition and the 2010 WorldwideWorker and Rigzone acquisitions are performed annually as of October 31 and the last test resulted in no impairment. Goodwill resulting from the 2012 acquisitions of FINS, Slashdot Media, and WorkDigital will be tested annually for impairment beginning on October 31, 2013 or more frequently if indicators of potential impairment exist for each reporting unit. In testing goodwill for impairment, a qualitative assessment can be performed, and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. No impairment was indicated during the 2012 impairment tests or the August 2013 impairment tests. The fair value of each reporting unit was in excess of the carrying value.

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

5.    INVESTMENTS
DHI’s investments are stated at fair value. These investments are available-for-sale. The Company held no investments as of September 30, 2013. The following table summarizes the Company’s investments (in thousands) as of December 31, 2012:

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

6.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of September 30, 2013
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$21,000	$1,207	$22,207	$(16,878)	$(47)	$5,282	3.6 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	19,115	457	19,572	(10,048)	(493)	9,031	5.8 years
Customer lists	45,213	299	45,512	(39,684)	(728)	5,100	4.8 years
Candidate and content database	30,341	8,857	39,198	(29,580)	166	9,784	2.9 years
Acquired intangible assets, net	$154,669	$10,820	$165,489	$(96,190)	$(1,102)	$68,197

	As of December 31, 2012
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$17,500	$3,500	$21,000	$(15,156)	$(53)	$5,791	3.7 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	15,490	3,625	19,115	(8,930)	(490)	9,695	6.0 years
Customer lists	41,513	3,700	45,213	(38,624)	(729)	5,860	4.8 years
Candidate and content database	28,241	2,100	30,341	(27,884)	(48)	2,409	2.8 years
Acquired intangible assets, net	$141,744	$12,925	$154,669	$(90,594)	$(1,320)	$62,755

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
Based on the carrying value of the acquired finite-lived intangible assets recorded as of September 30, 2013, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

October 1, 2013 through December 31, 2013	$2,435
2014	9,271
2015	7,447
2016	3,798
2017	1,795
2018 and thereafter	4,451

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2013, the Company was in compliance with all of the financial and other covenants under the Credit Agreement.
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

The amounts borrowed under the Credit Agreement as of September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Amounts Borrowed:
LIBOR rate loans	$60,000	$46,000
Total borrowed	$60,000	$46,000

Maximum available to be borrowed under revolving facility	$95,000	$109,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	1.75%
Actual interest rates	1.94%	2.00%
There are no scheduled amortization payments until maturity of the Credit Agreement in June 2017.
In July 2013, the Company borrowed $15.0 million under the Credit Agreement to fund the acquisition of The IT Job Board®.
On October 28, 2013, the Company entered into a new Credit Agreement, which provides for a $50.0 million term loan facility and a revolving loan facility of $200.0 million, with both facilities maturing in October 2018. Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. Interest rates and covenants in the new Credit Agreement are consistent with the previous Credit Agreement. Quarterly payments of principal are required on the term loan facility, commencing March 31, 2014.  The facilities may be prepaid at any time without penalty and payments on the term loan facility result in a permanent reduction. The Company borrowed $65.0 million under the new Credit Agreement to repay in full all outstanding indebtedness under the previous Credit Agreement, which was terminated upon repayment.

8.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through February 2020. Future minimum lease payments under non-cancelable operating leases as of September 30, 2013 are as follows (in thousands):

October 1, 2013 through December 31, 2013	$906
2014	3,302
2015	2,528
2016	2,109
2017	2,039
2018 and thereafter	8,837
Total minimum payments	$19,721
Rent expense was $943,000 and $2.4 million for the three and nine month periods ended September 30, 2013, respectively, and $575,000 and $1.6 million for the three and nine month periods ended September 30, 2012, respectively, and is included in, general and administrative expense, on the Condensed Consolidated Statements of Operations.
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
During the three months ended September 30, 2013, the Company purchased 2.6 million shares of its common stock on the open market. These shares were purchased at an average cost of $8.73 per share, for a total cost of approximately $22.5 million. Approximately $682,000 of share repurchases had not settled as of September 30, 2013, and this amount is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2013. As of September 30, 2013, there was approximately $19.4 million remaining under the Stock Repurchase Plan III.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss, net consists of the following components, net of tax, (in thousands):

	September 30, 2013	December 31, 2012

Foreign currency translation adjustment, net of tax of $1,336 and $1,336	$(9,938)	$(9,303)
Unrealized gains on investments, net of tax of $0 and $0	—	9
Total accumulated other comprehensive loss, net	$(9,938)	$(9,294)
Changes in accumulated other comprehensive loss during the three months ended September 30, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(14,351)	$—	$(14,351)
Other comprehensive income before reclassifications	4,413	—	4,413
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	4,413	—	4,413
Ending balance	$(9,938)	$—	$(9,938)

Changes in accumulated other comprehensive loss during the three months ended September 30, 2012 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(11,459)	$8	$(11,451)
Other comprehensive income before reclassifications	2,156	(1)	2,155
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	2,156	(1)	2,155
Ending balance	$(9,303)	$7	$(9,296)
Changes in accumulated other comprehensive loss during the nine months ended September 30, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(9,303)	$9	$(9,294)
Other comprehensive loss before reclassifications	(635)	(9)	(644)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(635)	(9)	(644)
Ending balance	$(9,938)	$—	$(9,938)
Changes in accumulated other comprehensive loss during the nine months ended September 30, 2012 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(12,055)	$3	$(12,052)
Other comprehensive income before reclassifications	2,752	4	2,756
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	2,752	4	2,756
Ending balance	$(9,303)	$7	$(9,296)

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
The Company recorded stock based compensation expense of $2.1 million and $6.3 million during the three and nine month periods ended September 30, 2013, respectively, and $1.6 million and $4.6 million during the three and nine month periods ended September 30, 2012, respectively. At September 30, 2013, there was $20.0 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
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
A summary of the status of restricted stock awards as of September 30, 2013 and 2012, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,733,375	$9.91	1,202,244	$10.28
Granted- Restricted Stock	117,000	$9.39	17,500	$8.71
Forfeited during the period	(74,875)	$10.03	(14,250)	$10.86
Vested during the period	(25,125)	$10.07	(3,500)	$12.65
Non-vested at end of period	1,750,375	$9.87	1,201,994	$10.25

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,305,369	$10.09	550,250	$12.98
Granted- Restricted Stock	989,500	$9.80	862,300	$9.01
Forfeited during the period	(170,563)	$10.20	(61,625)	$10.73
Vested during the period	(373,931)	$10.30	(148,931)	$12.98
Non-vested at end of period	1,750,375	$9.87	1,201,994	$10.25
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
The weighted average fair value of options granted	$3.39	$—	$3.54	$4.42
Dividend yield	—%	—%	—%	—%
Weighted average risk free interest rate	1.40%	—%	0.98%	0.84%
Weighted average expected volatility	41.46%	—%	42.20%	60.13%
Expected life (in years)	4.6	—	4.6	4.6

A summary of the status of options granted as of September 30, 2013 and 2012, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,595,577	$5.24	$36,183,544
Granted	235,000	$9.29	—
Exercised	(522,394)	$0.93	$4,188,424
Forfeited	(104,250)	$9.13	—
Options outstanding at end of period	8,203,933	$5.58	$27,187,484

	Three Months Ended September 30, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,755,825	$4.58	$43,682,363
Exercised	(35,179)	$5.34	$94,628
Forfeited	(2,813)	$9.16	—
Options outstanding at end of period	8,717,833	$4.58	$35,795,158

	Nine Months Ended September 30, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,780,400	$4.67	$41,236,574
Granted	968,000	$9.71	—
Exercised	(1,382,403)	$2.28	$9,848,965
Forfeited	(162,064)	$8.95	—
Options outstanding at end of period	8,203,933	$5.58	$27,187,484
Exercisable at end of period	6,475,360	$4.57	$26,834,448

	Nine Months Ended September 30, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,826,199	$4.19	$38,284,701
Granted	523,000	$9.01	—
Exercised	(563,990)	$2.33	$4,240,828
Forfeited	(67,376)	$6.95	—
Options outstanding at end of period	8,717,833	$4.58	$35,795,158
Exercisable at end of period	7,239,323	$3.91	$33,479,422

The weighted-average remaining contractual term of options exercisable at September 30, 2013 is 2.6 years. The following table summarizes information about options outstanding as of September 30, 2013:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	688,391	1.9	688,391
$ 1.00 - $ 3.99	2,164,527	2.1	2,164,527
$ 4.00 - $ 5.99	581,945	3.1	581,945
$ 6.00 - $ 8.99	3,393,267	3.2	2,747,258
$ 9.00 - $ 14.50	1,375,803	5.9	293,239
	8,203,933		6,475,360

12.    SEGMENT INFORMATION
The Company has three reportable segments: Tech & Clearance, Finance, and Energy. The Tech & Clearance reportable segment includes the Dice.com, ClearanceJobs.com, Slashdot Media services (since the date of acquisition) and The IT Job Board® (since the date of acquisition). The Finance reportable segment includes the eFinancialCareers service worldwide, including both the operating segments of North America and International. The Energy reportable segment includes the Rigzone service. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates revenue from sales of recruitment packages and related services. The Company has other services and activities that individually are not more than 10% of consolidated revenues, net income or total assets. These include Health Callings, Targeted Job Fairs and WorkDigital (since the date of acquisition) and are reported in the “Other” category. The Company’s foreign operations are comprised of The IT Job Board® operations and a portion of the eFinancialCareers, Rigzone and Slashdot Media services, which operate in Europe, the financial centers of the Gulf Region of the Middle East and Asia Pacific.
The following table shows the segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
By Segment:
Revenues:
Tech & Clearance	$37,032	$32,975	$109,123	$96,278
Finance	8,556	9,379	25,891	29,141
Energy	5,952	4,486	16,939	13,813
Other	1,076	1,198	3,111	3,393
Total revenues	$52,616	$48,038	$155,064	$142,625

Depreciation:
Tech & Clearance	$1,779	$1,255	$4,676	$3,319
Finance	124	160	395	446
Energy	36	24	94	70
Other	72	66	212	196
Total depreciation	$2,011	$1,505	$5,377	$4,031

Amortization:
Tech & Clearance	$1,264	$97	$2,370	$97
Finance	19	194	406	194
Energy	775	1,092	2,325	4,426
Other	150	36	516	237
Total amortization	$2,208	$1,419	$5,617	$4,954

Operating income (loss):
Tech & Clearance	$9,648	$13,096	$30,452	$37,464
Finance	1,169	2,053	4,794	8,793
Energy	1,572	708	4,207	614
Other	(873)	(1,150)	(3,781)	(2,590)
Operating income	11,516	14,707	35,672	44,281
Interest expense	(378)	(327)	(1,097)	(1,696)
Interest income	5	16	29	72
Other income	—	—	232	—
Income before income taxes	$11,143	$14,396	$34,836	$42,657

Capital expenditures:
Tech & Clearance	$1,915	$836	$7,372	$3,143
Finance	129	368	235	701
Energy	91	4	390	14
Other	139	79	318	177
Total capital expenditures	$2,274	$1,287	$8,315	$4,035

By Geography:
Revenues:
U.S.	$42,457	$38,526	$125,297	$113,331
Non- U.S.	10,159	9,512	29,767	29,294
Total revenues	$52,616	$48,038	$155,064	$142,625

	September 30, 2013	December 31, 2012
Total assets:
Tech & Clearance	$204,640	$183,896
Finance	91,285	92,513
Energy	51,701	53,203
Other	23,493	24,618
Total assets	$371,119	$354,230
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2012 and September 30, 2013 and the changes in goodwill for the nine month period ended September 30, 2013 (in thousands):

	Tech & Clearance	Finance	Energy	Other	Total

Balance, December 31, 2012	$90,991	$55,315	$35,104	$21,534	$202,944
Addition for Acquisitions	9,130	—	—	—	9,130
Foreign currency translation adjustment	533	(72)	—	(29)	432
Goodwill at September 30, 2013	$100,654	$55,243	$35,104	$21,505	$212,506

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 3.0 million and 2.3 million shares were outstanding during the three and nine month periods ended September 30, 2013 and options to purchase approximately 2.3 million and 1.2 million shares were outstanding during the three and nine month periods ended September 30, 2012, but were excluded from the calculation of diluted EPS for the periods then ended because the options’

exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$7,058	$11,001	$22,106	$29,074

Weighted-average shares outstanding—basic	56,606	59,907	57,324	62,214
Add shares issuable upon exercise of stock options	2,899	3,236	3,173	3,422
Weighted-average shares outstanding—diluted	59,505	63,143	60,497	65,636

Basic earnings per share	$0.12	$0.18	$0.39	$0.47
Diluted earnings per share	$0.12	$0.17	$0.37	$0.44

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Through our predecessors, we have been in the recruiting and career development business for more than 23 years. Based on our operating structure, we have identified three reportable segments under the Segment Reporting topic of the FASB ASC. Our reportable segments include Tech & Clearance (which includes Dice.com, ClearanceJobs.com, Slashdot Media and The IT Job Board® (from the date of acquisition)), Finance (which includes eFinancialCareers’ global service), and Energy (which includes WorldwideWorker and Rigzone, which were combined into one service under the Rigzone brand and website in January 2012). Targeted Job Fairs, Health Callings (acquired as AllHealthcareJobs in June 2009), and WorkDigital (acquired in October 2012) do not meet certain quantitative thresholds, and therefore are reported in the aggregate in Other.
Recent Developments
Effective September 30, 2013, Scot Melland resigned from his position as Chairman, President and Chief Executive Officer. Mr. Melland retained a seat on the Board. Michael Durney became President and CEO and a director of Dice Holdings, Inc., and Peter Ezersky became Chairman of the Board on September 30, 2013. On October 14, 2013, John Roberts joined the Company as Chief Financial Officer succeeding Mr. Durney.
On October 28, 2013, the Company entered into a new Credit Agreement, which provides for a $50.0 million term loan facility and a revolving loan facility of $200.0 million, with both facilities maturing in October 2018. Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. Interest rates and covenants in the new Credit Agreement are consistent with the previous Credit Agreement. Quarterly payments of principal are required on the term loan facility, commencing March 31, 2014.  The facilities may be prepaid at any time without penalty and payments on the term loan facility result in a permanent reduction. The Company borrowed $65.0 million under the new Credit Agreement to repay in full all outstanding indebtedness under the previous Credit Agreement, which was terminated upon repayment.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance and Energy segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At September 30, 2013, Dice.com had approximately 8,450 total recruitment package customers, and our other websites collectively served approximately 3,900 customers, including some customers who are also customers of Dice.com, as of the same date. Customers who buy multiple products or services are counted individually. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $69.4 million and $69.4 million at September 30, 2013 and December 31, 2012, respectively.
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
Results of Operations
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2013	2012
	(in thousands, except percentages)
Tech & Clearance	$37,032	$32,975	$4,057	12.3%
Finance	8,556	9,379	(823)	(8.8)%
Energy	5,952	4,486	1,466	32.7%
Other	1,076	1,198	(122)	(10.2)%
Total revenues	$52,616	$48,038	$4,578	9.5%
Our revenues were $52.6 million for the three month period ended September 30, 2013 compared to $48.0 million for the same period in 2012, an increase of $4.6 million, or 9.5%.
We experienced an increase in the Tech & Clearance segment of $4.1 million, or 12.3%, of which the acquisitions of Slashdot Media and The IT Job Board® contributed $2.9 million and $1.1 million to the increase, respectively. Revenue at Dice.com was essentially flat compared to the three month period ended September 30, 2012. We saw an increase in revenue from recruitment packages offset by lower revenue from transactional job advertising. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer at Dice.com of approximately 2% from the three month period ended September 30, 2012 to the three month period ended September 30, 2013. The recruitment package customer count at Dice.com decreased from 8,650 at September 30, 2012 to 8,450 at September 30, 2013. Revenues decreased at ClearanceJobs by $127,000 for the three month period ended September 30, 2013 as compared to the same period in 2012, a decrease of 5%. This decrease was attributed to the slow-growth environment due to sequestration.
The Finance segment experienced a decline in revenue of $823,000, or 8.8%. The decrease was the result of continued declines in recruitment activity, beginning in the second half of 2011 and continuing through the third quarter of 2013, primarily due to the global economic slowdown including the European debt crisis causing companies to slow hiring, decreasing demand for our product. Currency impact for the three month period ended September 30, 2013 was a decrease to revenue of approximately $140,000. In originating currency, revenue decreased 9% in the UK, 8% in North America, 5% in Continental Europe and 5% in the Asia Pacific region.
Revenues for the Energy segment totaled $6.0 million for the three month period ended September 30, 2013, an increase of $1.5 million or 32.7% from the comparable 2012 period. The increase was primarily the result of increased usage of our career center and advertising as well as an increase in events revenue due to a biennial industry event that occurred in the current period.
Cost of Revenues

	Three Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Cost of revenues	$6,099	$3,603	$2,496	69.3%
Percentage of revenues	11.6%	7.5%

Our cost of revenues for the three month period ended September 30, 2013 was $6.1 million compared to $3.6 million for the same period in 2012, an increase of $2.5 million, or 69.3%. The Tech & Clearance segment experienced an increase in cost of revenues of $1.9 million, of which the acquisition of Slashdot Media contributed $1.3 million to the increase, as compared to the three months ended September 30, 2012. The increase was also due to our investment in an integrated enterprise platform including software, the related personnel and consulting services to drive this initiative. The Energy segment experienced an increase in cost of revenues of $645,000 primarily due to increases in events, including costs related to a biennial industry event that occurred in the current period.
Product Development Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Product Development	$5,597	$3,874	$1,723	44.5%
Percentage of revenues	10.6%	8.1%
Product development expenses for the three month period ended September 30, 2013 were $5.6 million compared to $3.9 million for the same period in 2012, an increase of $1.7 million or 44.5%. An increase of $1.6 million was experienced in the Tech & Clearance segment, of which the acquisition of Slashdot Media contributed $893,000 to the increase. The remaining increase in the Tech & Clearance segment was driven by additional salaries and related costs for an increased number of employees. We invested in programs to create an agile development environment and expand our product base. This investment included the expansion of our staff of product management and development personnel. The Finance segment experienced an increase of $241,000 primarily related to employee-related separation costs and increased costs to build a mobile platform.
Sales and Marketing Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Sales and Marketing	$16,601	$16,194	$407	2.5%
Percentage of revenues	31.6%	33.7%
Sales and marketing expenses for the three month period ended September 30, 2013 were $16.6 million compared to $16.2 million for the same period in 2012, an increase of $407,000 or 2.5%. The Energy segment experienced an increase of $271,000 in sales and marketing expenses. The increase in the Energy segment was the result of increased costs related to expanding our worldwide sales organization and incentive compensation resulting from sales growth, as well as marketing to oil and gas professionals.
The Tech & Clearance segment experienced an increase in sales and marketing of $228,000 compared to the same period in 2012 to $10.1 million. We experienced a $1.2 million decrease in advertising and other marketing costs, due to decreased spending for our online advertising, email and social network campaigns. The addition of the Slashdot Media business has provided traffic to the Dice.com website, allowing us to reduce our third party marketing spend on Dice.com. This decrease was partially offset by increases of $571,000 and $509,000 of sales costs from the recently acquired Slashdot Media and The IT Job Board® businesses.
The Finance segment experienced a decrease in overall sales and marketing expense of $131,000 to $3.7 million for the three months ended September 30, 2013, primarily due to reduction of spending in non-core markets.
General and Administrative Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
General and administrative	$8,534	$6,736	$1,798	26.7%
Percentage of revenues	16.2%	14.0%

General and administrative expenses for the three month period ended September 30, 2013 were $8.5 million compared to $6.7 million for the same period in 2012, an increase of $1.8 million or 26.7%.
Stock-based compensation expense was $2.1 million, an increase of $445,000 compared to the same period in 2012. The increase was due to more people receiving awards in the annual grant of equity awards made in the first quarter of 2013 primarily due to the addition of Slashdot and Work Digital employees.
General and administrative expense for the Tech & Clearance segment increased $1.7 million in the period ended September 30, 2013, as compared to the same period in 2012. An increase of $1.2 million was primarily due to employee-related separation costs, increases in employee-related expenses and recruitment costs, offset by decreased legal expense. Increases of $371,000 and $119,000 were due to costs related to The IT Job Board® and Slashdot Media businesses, respectively, following the acquisition of these businesses as compared to the three months ended September 30, 2012.
Depreciation

	Three Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Depreciation	$2,011	$1,505	$506	33.6%
Percentage of revenues	3.8%	3.1%
Depreciation expense for the three month period ended September 30, 2013 was $2.0 million compared to $1.5 million for the same period of 2012, an increase of $506,000 or 33.6%. The increase was primarily related to the addition of Slashdot Media assets which contributed $265,000 of the increase in depreciation expense during the three month period ended September 30, 2013. The remaining increase in depreciation was the result of other capital additions to hardware, software, and web development costs at the Tech & Clearance segment.
Amortization of Intangible Assets

	Three Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Amortization	$2,208	$1,419	$789	55.6%
Percentage of revenues	4.2%	3.0%

Amortization expense for the three month period ended September 30, 2013 was $2.2 million compared to $1.4 million for the same period in 2012, an increase of $789,000 or 55.6%. Amortization expense for the three month period ended September 30, 2013 increased by $1.3 million due to The IT Job Board®, Slashdot Media and WorkDigital acquisitions, offset by decreased amortization expense related to certain intangible assets from the Health Callings, FINS.com, Rigzone and Worldwideworker acquisitions becoming fully amortized.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $50,000 for the three month period ended September 30, 2013 due to the WorkDigital acquisition. In October 2013, a payment of $5.0 million related to the WorkDigital acquisition was made to the sellers. We expect deferred purchase price payments totaling $5.0 million to be made for the WorkDigital acquisition in October 2014 and payments totaling $4.8 million by December 2014 related to The IT Job Board® acquisition.
Operating Income
Operating income for the three month period ended September 30, 2013 was $11.5 million compared to $14.7 million for the same period in 2012, a decrease of $3.2 million or 21.7%. The decrease was the result of higher operating costs, primarily related to expenses of the new businesses of The IT Job Board® and Slashdot Media.

Interest Expense

	Three Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Interest expense	$378	$327	$51	15.6%
Percentage of revenues	0.7%	0.7%
Interest expense for the three month period ended September 30, 2013 was $378,000 compared to $327,000 for the same period in 2012, a decrease of $51,000 or 15.6%.
Income Taxes

	Three Months Ended September 30,
	2013	2012
	(in thousands, except percentages)
Income before income taxes	$11,143	$14,396
Income tax expense	4,085	3,395
Effective tax rate	36.7%	23.6%
The effective income tax rate was 36.7% and 23.6% for the three month period ended September 30, 2013 and September 30, 2012, respectively. The rate was higher in the current period because of a change in the mix of U.S. and non-U.S. income.  Also, the prior year period included a $1.8 million discrete item reducing tax expense for a decrease in the accrual for unrecognized tax benefits, primarily due to the lapse of the statute of limitations with regard to various uncertain tax positions.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2013	2012
	(in thousands, except percentages)
Tech & Clearance	$109,123	$96,278	$12,845	13.3%
Finance	25,891	29,141	(3,250)	(11.2)%
Energy	16,939	13,813	3,126	22.6%
Other	3,111	3,393	(282)	(8.3)%
Total revenues	$155,064	$142,625	$12,439	8.7%
Our revenues were $155.1 million for the nine month period ended September 30, 2013 compared to $142.6 million for the same period in 2012, an increase of $12.4 million, or 8.7%.
We experienced an increase in the Tech & Clearance segment of $12.8 million, or 13.3%, of which the acquisitions of Slashdot Media and The IT Job Board® contributed $11.1 million and $1.1 million, respectively, to the increase. Revenue at Dice.com for the nine month period ended September 30, 2013 increased $798,000 as compared to the same period in 2012. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer at Dice.com of approximately 3% from the nine month period ended September 30, 2012 to the nine month period ended September 30, 2013.
The Finance segment experienced a decline in revenue of $3.3 million, or 11.2%. The decrease was the result of continued declines in recruitment activity, beginning in the second half of 2011 and continuing through the first nine months of 2013, primarily due to the global economic slowdown including the European debt crisis and a recession in the United Kingdom causing companies to slow hiring, decreasing demand for our product. Currency impact for the nine month period ended September 30, 2013 was a decrease to revenue of approximately $459,000. In originating currency, revenue decreased 17% in Continental Europe, 12% in the UK, 4% in the Asia Pacific region and 3% in North America.

Revenues for the Energy segment totaled $16.9 million for the nine month period ended September 30, 2013, an increase of $3.1 million or 22.6% from the comparable 2012 period. The increase was primarily the result of increased usage of our career center and advertising, as well as an increase in events revenue due to a biennial industry event that occurred in the current period.
Revenues for the Other segment totaled $3.1 million for the nine month period ended September 30, 2013, a decrease of $282,000 or 8.3% from the comparable 2012 period. The decrease was primarily a result of fewer job fairs in the current period.
Cost of Revenues

	Nine Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Cost of revenues	$16,853	$10,555	$6,298	59.7%
Percentage of revenues	10.9%	7.4%
Our cost of revenues for the nine month period ended September 30, 2013 was $16.9 million compared to $10.6 million for the same period in 2012, an increase of $6.3 million, or 59.7%. The Tech & Clearance segment experienced an increase in cost of revenues of $5.8 million, of which the acquisition of Slashdot Media contributed $4.3 million to the increase, as compared to the nine months ended September 30, 2012. The increase was also due to our investment in an integrated enterprise platform including software and the related personnel and consulting services to drive this initiative. The Energy segment increased $464,000, primarily due to an increase in customer support employees and costs related to a biennial industry event that occurred in the current period, offset by lower hosting costs. The Finance segment experienced an increase of $106,000, primarily due to increased site hosting costs for the FINS.com site.
Product Development Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Product Development	$16,253	$10,250	$6,003	58.6%
Percentage of revenues	10.5%	7.2%
Product development expenses for the nine month period ended September 30, 2013 were $16.3 million compared to $10.3 million for the same period in 2012, an increase of $6.0 million or 58.6%. An increase of $5.0 million was experienced in the Tech & Clearance segment, of which the acquisition of Slashdot Media contributed $3.5 million to the increase. The remaining increase in the Tech & Clearance segment was driven by additional salaries and related costs for the increased number of employees. We invested in programs to create an agile development environment and expand our product base. This investment included the expansion of our staff of product management and development personnel. The Other segment for the nine month period ended September 30, 2013 experienced an expense increase of $562,000 compared to the same period in 2012 which was partially driven by salaries and related costs amounting to $929,000 associated with the addition of personnel following the WorkDigital acquisition. This increase in the Other segment was partially offset by lower expenses related to ending a new product initiative. The Finance segment experienced an increase of $337,000 related to development of our websites and employee-related separation costs.
Sales and Marketing Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Sales and Marketing	$50,106	$48,801	$1,305	2.7%
Percentage of revenues	32.3%	34.2%
Sales and marketing expenses for the nine month period ended September 30, 2013 were $50.1 million compared to $48.8 million for the same period in 2012, an increase of $1.3 million or 2.7%. The Energy segment experienced an increase of $1.1 million in sales and marketing expenses. The increase in the Energy segment was the result of increased costs related to expanding our worldwide sales organization and incentive compensation resulting from sales growth, as well as increased marketing efforts to oil and gas professionals related to industry events.
The Tech & Clearance segment experienced an increase in sales and marketing expenses of $344,000 compared to the same period in 2012. This increase was primarily due to increases of $2.1 million and $846,000 of sales and marketing costs from Slashdot Media and The IT Job Board®, respectively, partially offset by a decrease of $2.6 million at Dice.com and ClearanceJobs. The addition of the Slashdot Media business has provided traffic to the Dice.com website, allowing us to reduce our third party marketing spend on Dice.com.
The Finance segment experienced a decrease in overall sales and marketing expense of $233,000 to $10.5 million for the nine months ended September 30, 2013, primarily due to the decrease in marketing expenditures in non-core markets, partially offset by increased salaries and related costs.
General and Administrative Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
General and administrative	$25,040	$19,753	$5,287	26.8%
Percentage of revenues	16.1%	13.8%
General and administrative expenses for the nine month period ended September 30, 2013 were $25.0 million compared to $19.8 million for the same period in 2012, an increase of $5.3 million or 26.8%.
Stock-based compensation expense was $6.3 million, an increase of $1.6 million compared to the same period in 2012. The increase was due to the annual grant of equity awards made in the first quarter of 2013.
General and administrative expense for the Tech & Clearance segment increased $3.7 million in the period ended September 30, 2013, as compared to the same period in 2012. Increases of $913,000 and $371,000 were due to costs related to the Slashdot Media and The IT Job Board® businesses, respectively, following the acquisition of these businesses as compared to the nine months ended September 30, 2012. The remaining increase of $2.4 million at Dice.com was due to increases in employee-related expenses, recruitment costs, employee-related separation costs of $280,000, legal expenses and an increase in the provision for doubtful accounts.
Depreciation

	Nine Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Depreciation	$5,377	$4,031	$1,346	33.4%
Percentage of revenues	3.5%	2.8%
Depreciation expense for the nine month period ended September 30, 2013 was $5.4 million compared to $4.0 million for the same period of 2012, an increase of $1.3 million or 33.4%. The increase was primarily related to the addition of Slashdot Media assets which increased depreciation expense by $864,000 during the nine month period ended September 30, 2013. The remaining increase in depreciation was the result of other capital additions to hardware, software, and web development costs in the Tech & Clearance segment.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Amortization	$5,617	$4,954	$663	13.4%
Percentage of revenues	3.6%	3.5%

Amortization expense for the nine month period ended September 30, 2013 was $5.6 million compared to $5.0 million for the same period in 2012, an increase of $663,000 or 13.4%. Amortization expense for the nine month period ended

September 30, 2013 increased due to the Slashdot Media, The IT Job Board®, WorkDigital, and FINS.com acquisitions. This increase was offset by decreased amortization expense due to certain intangible assets from the Health Callings, Rigzone and Worldwideworker acquisitions becoming fully amortized.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $146,000 for the nine month period ended September 30, 2013 due to the WorkDigital acquisition. In October 2013, a payment of $5.0 million related to the WorkDigital acquisition was made to the sellers. We expect deferred purchase price payments totaling $5.0 million to be made for the WorkDigital acquisition in October 2014 and payments totaling $4.8 million by December 2014 related to The IT Job Board® acquisition.
Operating Income
Operating income for the nine month period ended September 30, 2013 was $35.7 million compared to $44.3 million for the same period in 2012, a decrease of $8.6 million or 19.4%. The decrease was the result of higher operating costs, primarily related to expenses of the new businesses of Slashdot Media, The IT Job Board® and WorkDigital.
Interest Expense

	Nine Months Ended September 30,		Decrease	Percent Change
	2013	2012
	(in thousands, except percentages)
Interest expense	$1,097	$1,696	$(599)	(35.3)%
Percentage of revenues	0.7%	1.2%
Interest expense for the nine month period ended September 30, 2013 was $1.1 million compared to $1.7 million for the same period in 2012, a decrease of $599,000 or 35.3%. The decrease in interest expense was due to the write off of unamortized deferred financing costs of $765,000 during the nine months ended September 30, 2012, following the termination of our previous credit facility in June 2012.
Income Taxes

	Nine Months Ended September 30,
	2013	2012
	(in thousands, except percentages)
Income before income taxes	$34,836	$42,657
Income tax expense	12,730	13,583
Effective tax rate	36.5%	31.8%
The effective income tax rate was 36.5% and 31.8% for the nine month period ended September 30, 2013 and September 30, 2012, respectively. The rate was higher in the current period because of state law modifications which affected our apportionment methodology, and because of a change in the mix of U.S. and non-U.S. income. Also, the prior year period included a $1.8 million discrete item reducing tax expense for a decrease in the accrual for unrecognized tax benefits, primarily due to the lapse of the statute of limitations with regard to various uncertain tax positions.
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

A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2013 and 2012 (in thousands) follows:

	For the nine months ended September 30,
	2013	2012
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$22,106	$29,074
Interest expense	1,097	1,696
Interest income	(29)	(72)
Income tax expense	12,730	13,583
Depreciation	5,377	4,031
Amortization of intangible assets	5,617	4,954
Change in acquisition related contingencies	146	—
Non-cash stock compensation expense	6,263	4,621
Other income	(232)	16
Adjusted EBITDA	$53,075	$57,903

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$40,784	$44,517
Interest expense	1,097	1,696
Amortization of deferred financing costs	(181)	(1,028)
Interest income	(29)	(72)
Income tax expense	12,730	13,583
Deferred income taxes	1,841	2,543
Change in accrual for unrecognized tax benefits	126	1,467
Change in accounts receivable	(5,263)	(3,857)
Change in deferred revenue	916	(2,521)
Changes in working capital and other	1,054	1,575
Adjusted EBITDA	$53,075	$57,903
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
We have summarized our free cash flow for the nine months ended September 30, 2013 and 2012 (in thousands).

	For the nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$40,784	$44,517
Purchases of fixed assets	(8,160)	(4,031)
Free cash flow	$32,624	$40,486

Cash Flows
We have summarized our cash flows for the nine month periods ended September 30, 2013 and 2012 (in thousands).

	Nine Months Ended September 30,
	2013	2012
Cash from operating activities	$40,784	$44,517
Cash from investing activities	(18,228)	(23,764)
Cash from financing activities	(16,546)	(30,661)
We have financed our operations primarily through cash provided by operating activities. At September 30, 2013, we had cash, cash equivalents and investments of $44.7 million compared to $42.2 million at December 31, 2012. Investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. Cash and cash equivalents held in non-U.S. jurisdictions totaled approximately $34.6 million at September 30, 2013. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the U.S., along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Our principal sources of liquidity are cash, cash equivalents and investments, as well as the cash flow that we generate from our operations. In addition, we had $95.0 million in borrowing capacity under our Credit Agreement at September 30, 2013. We believe that our existing cash, cash equivalents, investments, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, share based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $40.8 million and $44.5 million for the nine month periods ended September 30, 2013 and 2012, respectively. The cash provided by operating activities during the 2013 period decreased primarily due to a slow down in sales. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the change in deferred revenue, accounts receivable and the timing of tax payments impacted cash flow from operations.
Investing Activities
During the nine month period ended September 30, 2013, cash used by investing activities was $18.2 million compared to cash used of $23.8 million in the nine month period ended September 30, 2012. Cash used by investing activities in the nine month period ended September 30, 2013 was primarily attributable to the $12.3 million used to purchase The IT Job Board® business, $8.2 million used to purchase fixed assets, partially offset by $2.2 million from sales of investments. Cash used by investing activities in the nine month period ended September 30, 2012 was primarily attributable to the $21.0 million used to purchase Slashdot Media assets.

Financing Activities
Cash used for financing activities during the nine month period ended September 30, 2013 and 2012 was $16.5 million and $30.7 million, respectively. The cash used during the current period was primarily due to $35.0 million of payments to repurchase the Company’s common stock, $20.0 million used in repayment of long-term debt, partially offset by $34.0 million in proceeds from long-term debt and proceeds from stock option exercises of $3.1 million. During the nine month period ended September 30, 2012, the cash used was primarily due to $56.8 million of payments to repurchase the Company’s stock and $23.5 million used in repayment of long-term debt, partially offset by $50.5 million in proceeds from long-term debt.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2013, the Company was in compliance with all of the financial and other covenants under our Credit Agreement. Refer to Note 7 “Indebtedness” in our condensed consolidated financial statements.
On October 28, 2013, we entered into a new Credit Agreement, which provides for a $50.0 million term loan facility and a revolving loan facility of $200.0 million, with both facilities maturing in October 2018. Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. Interest rates and covenants in the new Credit Agreement are consistent with the previous Credit Agreement. Quarterly payments of principal are required on the term loan facility, commencing March 31, 2014. The facilities may be prepaid at any time without penalty and payments on the term loan facility result in a permanent reduction. The Company borrowed $65.0 million under the new Credit Agreement to repay in full all outstanding indebtedness under the previous Credit Agreement, which was terminated upon repayment.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due under contractual obligations with minimum firm commitments as of September 30, 2013:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$60,000	$—	$—	$60,000	$—
Operating lease obligations	19,721	906	5,830	4,148	8,837
Total contractual obligations	$79,721	$906	$5,830	$64,148	$8,837
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2013, we had $60.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to our revolving facility.
Future interest payments on our revolving facility are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 1.94% (the rate in effect on September 30, 2013) on our current borrowings, interest payments are expected to be $407,000 for September through December 2013, $3.3 million in 2014-2015 and $2.4 million in 2016-2017.
We have a contingent payment of $5.0 million related to the WorkDigital acquisition that is expected to be paid in October 2014 based on delivery of certain products and achievement of certain milestones. We also have payments totaling $4.8 million to be paid by December 2014 related to The IT Job Board® acquisition based on achievement of certain financial measures.

As of September 30, 2013, we recorded approximately $2.4 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2013 are $2.4 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $225,000 of its unrecognized tax benefits may be recognized in the next 12 months as a result of a lapse of the statute of limitations.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw improvement in recruitment activity, resulting in revenue and customer growth. From the second half of 2011 into 2013, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment activity continues to be slow in 2013 and beyond, our revenues and results of operations will be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving 19 markets, in five languages across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Slashdot Media and The IT Job Board® also conduct business outside the United States. For the nine month periods ended September 30, 2013 and 2012, approximately 19% and 21% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during the nine months ended September 30, 2013 would have been a decrease of approximately $230,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2013 and December 31, 2012, our translation adjustment, net of tax, decreased stockholders’ equity by $9.9 million and $9.3 million, respectively. The change from December 31, 2012 to September 30, 2013 is primarily attributable to the position of the U.S. dollar against the pound sterling.
Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of

September 30, 2013, we had outstanding borrowings of $60.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2013 on our current borrowings would increase by approximately $150,000.
We also have interest rate risk related to our portfolio of investments and money market accounts. Our investments and money market accounts will produce less income than expected if market interest rates fall.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for the period covered by this report. We acquired The IT Job Board® in the third quarter of 2013. The IT Job Board® represented approximately 7% of our total assets as of September 30, 2013 and 2% of our revenues for the three month period ended September 30, 2013. As the acquisition occurred during 2013, the scope of our assessment of the effectiveness of internal control over financial reporting does not include The IT Job Board®. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2013, the Company’s Board of Directors approved the Stock Repurchase Plan III, a stock repurchase program that permits the Company to repurchase up to $50 million of its common stock. This new authorization became effective upon the expiration of the Stock Repurchase Plan II on March 8, 2013 and will be in effect for one year. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time. During the three months ended September 30, 2013, purchases of the Company’s common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
July 1 through July 31, 2013	564,900	$9.24	564,900	$36,638,341
August 1 through August 31, 2013	876,979	8.68	876,979	29,028,680
September 1 through September 30, 2013	1,132,837	8.51	1,132,837	19,384,084
Total	2,574,716	$8.73	2,574,716
[1] No shares of the Company’s common stock were purchased other than through a publicly announced plan or program.
[2] The Stock Repurchase Plan I concluded on March 8, 2012, and the Stock Repurchase Plan II commenced on such date. The Stock Repurchase Plan II expired on March 8, 2013, and the Stock Repurchase Plan III commenced on such date.

Item 6.    Exhibits

10.1*	Separation Agreement dated as of July 29, 2013 between Dice Holdings, Inc., Dice Inc. and Scot W. Melland.
10.2*	Amendment to Employment Agreement dated as of July 29, 2013 between Dice Inc., Dice Holdings, Inc. and Michael P. Durney.
10.3*	Employment Agreement dated as of October 9, 2013 between Dice Inc. and John J. Roberts.
31.1*	Certification of Michael P. Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of John J. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael P. Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of John J. Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
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

DICE HOLDINGS, INC.
Date:	October 29, 2013	Registrant

/S/ MICHAEL P. DURNEY
Michael P. Durney
President and Chief Executive Officer
(Principal Executive Officer)
/S/ JOHN J. ROBERTS
John J. Roberts
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*	Separation Agreement dated as of July 29, 2013 between Dice Holdings, Inc., Dice Inc. and Scot W. Melland.
10.2*	Amendment to Employment Agreement dated as of July 29, 2013 between Dice Inc., Dice Holdings, Inc. and Michael P. Durney.
10.3*	Employment Agreement dated as of October 9, 2013 between Dice Inc. and John J. Roberts.
31.1*	Certification of Michael P. Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of John J. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael P. Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of John J. Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

*	Filed herewith
**
XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.