Form 10-K
period 2013-12-31
DICE HOLDINGS, INC.
filed 2014-02-14
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

1040 Avenue of the Americas, 8th Floor
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
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $377,000,000 as of June 30, 2013, the last business day of the registrant’s second fiscal quarter of 2013.
As of February 7, 2014, there were 54,171,842 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2013.

DICE HOLDINGS, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, and descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	concerns regarding the global economic climate and European debt crisis and market perceptions concerning the instability of the Euro;

•	competition from existing and future competitors;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	decreases or delays in business-to-business technology advertising spending could harm our ability to generate advertising revenue;

•	failure to develop and maintain our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	failure to timely and efficiently scale and adapt our existing technology and network infrastructure;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information;

•	our indebtedness;

•	inability to borrow funds under our Credit Agreement (as defined below) or refinance our debt;

•	results of operations fluctuate on a quarterly and annual basis;

•	periods of operating and net losses and history of bankruptcy;

•	covenants in our Credit Agreement;

•	inability to successfully integrate recent and future acquisitions or identify and consummate future acquisitions;

•	strain on our resources due to future growth;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	control by our principal stockholders;

•	compliance with certain corporate governance requirements and costs incurred in connection with being a public company;

•	compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•	volatility in our stock price;

•	failure to maintain internal controls over financial reporting;

•	loss of key executives and technical personnel;

•	U.S. and foreign government regulation of the Internet and taxation;

•	changes in foreign currency exchange rates;

•	failure to realize the full potential of our network;

•	decrease in user engagement;

•	failure to halt the operations of websites that aggregate our data, as well as data from other companies;

•	failure of our businesses to attract, retain and engage users;

•	inability to retain open source projects and attract new open source projects;

•	our foreign operations;

•	inability to expand into international markets;

•	unfavorable decisions in proceedings related to future tax assessments;

•	taxation risks in various jurisdictions for past or future sales;

•	write-offs of goodwill; and

•	significant downturn not immediately reflected in our operating results.

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
The majority of our revenues are derived from employers and recruiters who utilize our services to find and recruit prospective employees through job postings, access to proprietary resume databases, career fairs and employer branding. The majority of revenues are generated through the sale of recruitment packages, which are available through monthly or longer-term contractual arrangements and allow customers to post jobs and source candidates through our resume databases, and in the case of Dice.com utilize Open Web service for an additional fee.

We operate a number of services which generate the majority of revenues from recruitment, including:

•	Dice.com, the leading website in the United States for technology and engineering professionals. The service has operated for over 23 years;

•
ClearanceJobs.com, the leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for new employees has operated for more than 11 years;

•
The IT Job Board, a leading technology career site for the United Kingdom, Germany, Belgium and the Netherlands, as well as a media service that targets IT decision makers and professionals globally has operated for over 11 years;

•
eFinancialCareers, the world’s leading financial services careers website, and the place to go for financial careers and talent. The service has been in operation for 13 years and operates in 19 markets and three languages primarily in the United Kingdom, Asia, Continental Europe, North America, Australia, as well as the financial centers of the Middle East;

•	Rigzone, a market leader in the oil and gas industry delivering career services, content, data, and advertising, which started 15 years ago;

•
HEALTHeCAREERS provides a full spectrum of medical and healthcare jobs along with unparalleled access across disciplines and specialties. Employers are able to recruit qualified candidates and healthcare professionals can find employment opportunities specific to their individual career path. This service has operated for over 18 years;

•	Health Callings, a leading website in the United States for healthcare professionals. The service has operated for over 14 years;

•
BioSpace, the leading resource for biotechnology careers, news and resources has helped accelerate recruitment, communication and discovery among business and scientific leaders within the life sciences for more than 28 years;

•
Hcareers, the number one source for hospitality jobs across North America, is the largest provider of jobs for the hotel, restaurant, food service, casino and retirement industries. This service has operated for over 16 years; and

•	Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology, energy and security-cleared candidates.

We operate a number of services which generate the majority of revenues from advertising and marketing solutions, including:

•	SourceForge, the largest, most trusted online destination for open source software development, discovery, review and publication has been in operation for over 14 years; and

•	Slashdot, a user-generated news, analysis, peer question and professional insight community has been in operation for over 16 years.
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
Strategic Investments
In November 2013, we acquired all of the issued and outstanding shares of onTargetjobs, Inc., a leading vertical recruiting service in healthcare and hospitality. This acquisition added HEALTHeCAREERS, BioSpace and Hcareers to our portfolio of services. The purchase price consisted of $46.3 million, net of cash acquired. The acquisition resulted in recording intangible assets of $27.6 million and goodwill of $23.8 million.
In July 2013, we acquired all of the issued and outstanding shares of JobBoard Enterprises Limited, an online recruitment company in the technology industry and the corporate entity of The IT Job Board. The purchase price consisted of £8.0 million ($12.2 million), net of cash acquired, plus deferred payments totaling £3.0 million ($4.6 million) in the aggregate, payable upon the achievement of certain operating and financial goals ending in January 2015. In January 2014, a payment of $820,000 was made to the seller. The acquisition resulted in recording intangible assets of $10.8 million and goodwill of $9.1 million.
In October 2012, we acquired all of the issued and outstanding shares of WorkDigital Limited, a technology company focused on the recruitment industry. The purchase price consisted of $10.0 million in cash, plus deferred payments totaling up to $10.0 million in the aggregate payable in 2013-2014 based on the delivery of certain products and the achievement of certain milestones. In October 2013, a payment of $5.0 million was made to the sellers, and we expect deferred purchase price payments totaling $5.0 million to be made in October 2014. The acquisition resulted in the recording of $17.9 million in goodwill and $2.3 million in intangible assets.
In September 2012, we purchased certain assets of Geeknet, Inc.’s online media business (now known as “Slashdot Media”), including the Slashdot, SourceForge and Freecode websites. The purchase price consisted of $20.0 million in cash. The acquisition resulted in recording intangible assets of $9.7 million and goodwill of $6.2 million. The unamortized intangible assets of $7.2 million and goodwill of $6.2 million were written off during the fourth quarter of 2013 due to a decline in the financial performance of the business and expectations of future performance in line with 2013 results.
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
In June 2009, we acquired substantially all of the assets of AllHealthcareJobs.com (now known as Health Callings), a leading online career site dedicated to matching healthcare professionals with available career opportunities. The purchase price consisted of initial consideration of $2.7 million in cash (including working capital adjustments) and the issuance of 205,000 shares of the Company’s common stock (with certain restrictions) valued at $959,000. During the fourth quarter of 2013, all of the goodwill from the Health Callings acquisition was written off due to decreased cash flow projections for this reporting unit, as a result of the acquisition of the healthcare recruiting website, HEALTHeCAREERS, from onTargetjobs, Inc.
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
Our Segments
During the fourth quarter of 2013 we changed our reporting segments to reflect our current operating structure. All prior periods have been recast to reflect the current segment presentation. The following table summarizes our revenues by reporting segments, which are described in each of the subsequent discussions:

	Year ended December 31,
	2013		2012		2011
	(in thousands, except percentages)
Revenues:
Tech & Clearance	$131,924	61.8%	$129,185	66.1%	$116,406	65.0%
Finance	34,997	16.4%	38,373	19.6%	44,970	25.1%
Energy	23,503	11.0%	19,865	10.2%	15,936	8.9%
Healthcare	5,563	2.6%	2,493	1.3%	1,818	1.0%
Hospitality	1,389	0.7%	—	—%	—	—%
Corporate & Other	16,106	7.5%	5,447	2.8%	—	—%
Total revenues	$213,482	100.0%	$195,363	100.0%	$179,130	100.0%

Revenues during the year ended December 31, 2013, 2012, and 2011 from customers in the United States totaled $169.7 million, $155.8 million, and $136.7 million, respectively. The remaining revenue for each period was from all foreign countries, none of which were individually significant.
Refer to the notes to our consolidated financial statements for a measure of profit and assets by segment.

Tech & Clearance
Our Tech & Clearance reporting segment is comprised of the Dice.com, ClearanceJobs.com, and The IT Job Board (since date of acquisition in July 2013) services, as well as related career fairs. Revenues are derived mostly from sales of recruitment packages to recruiters and employers, which are a combination of job posting slots, access to a searchable database of candidates, and in the case of Dice.com, our Open Web service.
We believe that Dice.com is the leading recruiting and career development website for technology and engineering professionals in the United States. During December 2013, Dice.com had nearly 1.8 million unique visitors, a decrease of 9% since December 2012. As of December 31, 2013, there were approximately 78,000 job postings on Dice.com.
We believe that ClearanceJobs.com is the leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for new employees. During December 2013, ClearanceJobs.com had approximately 310,000 unique visitors, an increase of approximately 12% since December 2012, and as of December 31, 2013 had approximately 5,200 job postings.
We believe that The IT Job Board is a leading technology career site for the UK, Germany, Belgium and the Netherlands, as well as a media service that targets IT decision makers and professionals globally. During December 2013, The IT Job Board had approximately 305,000 unique visitors, an increase of 39% since December 2012, and as of December 31, 2013 had approximately 18,000 job postings.
Finance
Our Finance reporting segment represents the eFinancialCareers service worldwide. Revenues are derived from the sale of job postings, access to a searchable database of candidates, classified job postings, and website advertising, either as part of a package or individually.
We believe that eFinancialCareers.com is the world’s leading financial services careers website, and the place to go for financial careers and talent. During December 2013, eFinancialCareers.com had approximately 1.0 million unique visitors worldwide, including visitors who came to more than one site in the network during the month, compared to 1.1 million unique visitors as of December 2012. As of December 31, 2013, there were approximately 7,600 job postings on eFinancialCareers.com.
Energy
Our Energy reporting segment represents the Rigzone service and related career fairs. Revenues are primarily derived from sales of job postings, access to a searchable database of candidates, classified job postings, marketing solutions and website advertising, either as part of a package or individually. Revenues are also generated from the sale of subscriptions to energy industry data and from recruitment services at energy industry events. During December 2013, Rigzone.com had approximately 1.1 million unique visitors, an increase of 44% since December 2012, and as of December 31, 2013 there were approximately 4,700 job postings on Rigzone.com. In January 2012, we combined WorldwideWorker and Rigzone into one service under the Rigzone brand and website. Unique features and functionality from the WorldwideWorker website were replicated in the Rigzone website. Resumes and customers on WorldwideWorker were transferred to the Rigzone service, and the WorldwideWorker website was shut down.
Healthcare
The Healthcare segment includes HEALTHeCAREERS, Health Callings and BioSpace (since the date of acquisition of HEALTHeCAREERS and BioSpace in November 2013). Revenues are derived from the sale of job postings, access to a searchable database of candidates, website advertising and other marketing programs, either as part of a package or individually.
HEALTHeCAREERS provides a full spectrum of medical and healthcare jobs along with unparalleled access across healthcare disciplines and specialties. During December 2013, HEALTHeCAREERS had approximately 600,000 unique visitors, an increase of 36% since December 2012, and as of December 31, 2013 there were approximately 14,000 job postings on HEALTHeCAREERS.com.
Health Callings is a recruiting and career development website for healthcare professionals. During December 2013, Health Callings had approximately 450,000 unique visitors, an increase of approximately 37% since December 2012. As of December 31, 2013, Health Callings had approximately 24,000 job postings. We intend to combine Health Callings and HEALTHeCAREERS into one service under the HEALTHeCAREERS brand during 2014.
BioSpace is the leading online community for industry news and careers for life science professionals. During December 2013, BioSpace had approximately 233,000 unique visitors. As of December 31, 2013, there were approximately 900 job postings on Biospace.com.
Hospitality
The Hospitality segment includes Hcareers (since the date of acquisition in November 2013), which is the number one source for hospitality jobs across North America and is the largest provider of jobs for the hotel, restaurant, food service, casino and retirement industries. During December 2013, Hcareers had approximately 937,000 unique visitors, an increase of nearly 24% since December 2012. As of December 31, 2013, Hcareers had approximately 14,000 job postings.
Corporate & Other
Our Corporate & Other reporting segment is comprised of Slashdot Media, WorkDigital and corporate-related costs. Revenues are primarily generated from website advertising and marketing solutions, primarily on our Slashdot and SourceForge sites, along with the sale of classified job postings to recruiters and employers.
Slashdot Media includes Slashdot, SourceForge, and Freecode websites. Slashdot is a user-generated news, analysis, peer question and professional insight community. It serves technology professionals and enthusiasts with timely, peer-produced and peer-moderated technology news and discussion. During December 2013 and December 2012, Slashdot.com had approximately 3.8 million unique visitors. SourceForge is an online destination for technology professionals and enthusiasts to develop, download, review, and publish open source software. SourceForge had approximately 32.5 million unique visitors (a majority of which originated from countries outside the United States) during December 2013, a decrease of 20% from December 2012, and over 3.8 million downloads per day. Freecode indexes downloadable Linux, Unix, and cross-platform software for a worldwide technology audience.
WorkDigital is a technology company focused on the recruitment industry. Its revenues are primarily driven from FreshUp, a cloud-based service that updates resumes and customer records based on the latest social information, which allows hiring managers and marketers to augment and update their databases.

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
We believe that the market for employment advertising will continue to shift online due to:

•
Expansion in the size of the Internet population and increased broadband access. The Internet population continues to grow and, according to International Data Corporation (“IDC”), the number of global Internet users is projected to grow from 2.7 billion in 2013 to over 3.8 billion in 2017. According to IDC, home broadband access is expected to increase from 655 million in 2013 to 859 million in 2017. This trend is bringing online large groups of workers from diverse industry segments and enabling employers and marketers to target them through online classified advertisements.

•
Shift in media consumption and spending from offline to online media. Increased penetration of broadband Internet connections is fueling not only the growth in the number of Internet users but also the amount of time consumers are spending online (on an absolute basis and relative to using other media). According to eMarketer, in 2013 U.S. digital ad spending increased 16% to an estimated $42.7 billion from 2012 with mobile use increasing 120% during the same period. While U.S. online advertising budgets are large and growing, online marketing spend represents only a fraction of total advertising spend. According to eMarketer, online advertising budgets represented 25% of total U.S. advertising expenditures. We believe that over time, advertisers will follow consumer behavior and invest a growing share of their marketing budgets in online advertising. eMarketer projects that U.S. online advertising will reach $62.8 billion in 2017 and represent 32% of all marketing spend, representing a Compound Annual Growth Rate (“CAGR”) of approximately 10% from 2013.

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
Our Value Proposition
We have become a leading provider of specialized websites for select professional communities by providing unique benefits to professionals and our customers. Each of our websites are targeted to the specific needs of the professional community it serves. This enables employers, recruiters, staffing agencies, consulting firms and marketing professionals to effectively target and reach highly-valued audiences by efficiently providing the highest-quality, most complete information on candidates, through its advertising channels, resume databases, as well as leveraging insights from social and professional networks and other sources of public information.
By providing the most complete information on professionals and highly valued, highly targeted audiences to our customers and a large number of employment opportunities and original and community-shared content for professionals, we encourage the use of our websites and continue to attract customers to our services. We believe these factors have helped us to achieve a critical mass of both customers and professionals, contributing to the attractiveness and efficiency of our online marketplaces.
Benefits to Professionals
Access to a large number of relevant job postings. Our websites provide a large number of job postings for technology and engineering, financial services, energy, healthcare, hospitality and U.S. government security-clearance positions. For example, as of December 31, 2013, Dice.com had 78,000 individual job postings for technology and engineering professionals, which we believe to be the largest concentration in the United States in these verticals, and eFinancialCareers had more than 7,600 job postings for financial markets professionals. Rigzone had 4,700 job postings for energy industry positions, HEALTHeCAREERS had 14,000 job postings and Hcareers had 14,000 job postings. In addition, the specialized focus of our career websites benefits professionals by helping to ensure that the job opportunities posted by our customers are relevant and attractive to them.
Compelling user experience. We have designed each of our websites with the specific needs of our target audiences of professionals in mind. Each of our specialized websites permits professionals to search for jobs based on location and other specific variables, such as type of employment and skill set. We also offer tools such as our “search agents,” which provide for powerful, detailed searches of job opportunities that match desired criteria, the results of which are delivered by email. We believe this makes it easy for professionals to quickly find job opportunities that match their qualifications and expectations. Additionally, we tailor the “look and feel” and content of each of our websites to its intended target audience of professionals, which makes the experience more useful and relevant in their day-to-day work lives. We also offer mobile applications and websites for Dice.com, Rigzone, eFinancialCareers and Slashdot to allow users a better experience with their mobile devices. We believe that our customized search engines and audience-tailored websites are efficient and relevant, easy to use and valuable to our users, helping us build a loyal and engaged audience.

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
Benefits to our Customers
Unique pools of qualified professionals. We seek to improve the efficiency of the recruiting process for our customers by providing quick and easy access to large and up-to-date pools of highly qualified and hard-to-reach professionals. The professionals who post their resumes on Dice.com are highly educated, with approximately 73% having a bachelor’s degree or higher, as of January 2014. Our online surveys indicate that over 70% of professionals who use Dice.com have more than five years of experience, nearly half have greater than 10 years of experience, and the majority are currently employed. We believe the high number of employed, or “passive” candidates that use our websites makes our online websites more attractive to our customers because actively employed professionals often make for more attractive candidates. Moreover, because the communities of professionals who visit our websites are highly skilled and specialized within specific industries, we believe our customers reach a more targeted and qualified pool of candidates than through generalist sites. Additionally, the size and geographic scope of the eFinancialCareers network, which operates websites in 19 markets around the world, provides customers with access to highly targeted financial markets professionals around the world.
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
Strong reach into the technology community. Our Slashdot Media sites serve 36.0 million unique visitors per month worldwide. Technology professionals and enthusiasts turn to our Slashdot Media sites to create, improve, compare, and distribute open source software and to debate and discuss current issues facing the technology community. The user engagement on our sites creates a unique value to advertisers, whether the customers are pursuing business-to-business technology advertising and customized marketing solutions or employment branding and advertising. Our heavily traveled sites deliver significant traffic levels, which provides excellent exposure for advertisers.
Our Strategy
Our goal is to be the leading global network of specialized websites for select professional communities. Our primary objective is to maximize the long-term potential of our websites. We continue to pursue our goals by pursuing the following strategies:
Continue to grow the size, quality, uniqueness and activity level of our professional communities. Continuing to grow the size, quality, uniqueness and activity level of our professional communities is a key success factor in maximizing the long-term potential of our websites. By continually delivering a growing and fresh audience of qualified professionals to our customers, we will be able to satisfy and retain our existing customers, as well as to meet the expectations and needs of new customers. We intend to achieve this objective by increasing loyalty and usage among professionals who currently use the site and by reaching new users through targeted marketing, online advertising campaigns, and by providing original and community shared content which helps professionals manage their careers.

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
Further build brand awareness. Brand recognition is a key differentiating factor among providers of traditional and online recruiting and career services, as well as marketing services. We believe that during the 23 years we have operated Dice.com, the 13 years that eFinancialCareers has been in operation, and the 15 years of Rigzone’s oil and gas rig data, we have fostered brands that are closely associated with ease of use and high quality sector-specific career, recruiting services, and information within their professional communities. Slashdot and SourceForge have been in operation for over 16 and 14 years, respectively. We will continue to invest in increasing brand awareness through targeted marketing and advertising campaigns in order to attract new customers and professionals. HEALTHeCAREERS, BioSpace and Hcareers have been in operation for over 18, 28 and 16 years, respectively. The IT Job Board has been in operation for over 11 years.
Enhance content and community features across our websites. We believe that professionals find value in the free information and services we provide, and we intend to enhance, expand and develop additional content and community features across our websites. For example, Dice.com launched a discussion board where technology professionals come together to discuss career advice and network with each other. In the past three years, we launched the Dice Talent Network and the Cleared Network that allows for direct interaction between professionals and recruiters or companies that seek to recruit them. eFinancialCareers has invested in producing significant online and offline content tailored to each of its websites and audiences. In addition, by powering the career service of an estimated additional 80 websites in the financial services sector, including well-known, worldwide financial publications, eFinancialCareers is able to position its job postings next to high quality, third party content. HEALTHeCAREERS partners with over 100 healthcare associations to host career centers, including the American College of Emergency Physicians, American Medical Technologists and American Academy of Nurse Practitioners.
We believe enhancing our community features will increase the level of engagement we have with our audience and our audience has with each other.
Continuous innovation builds more efficiency and features into our online services. We seek to continuously improve the value our customers receive though adding features to our specialized websites that drive more efficiency and are tailored to the industry, audience and customers that each site serves. Our Open Web product searches approximately 50 social and professional networks to create an aggregated profile of a candidate’s professional experience, contributions, history, and capabilities, as well as their passions and interests. This database of aggregated profiles creates a more efficient way to reach talent by reducing the need to search multiple sites, while delivering more candidates and information. In addition, there are continuous improvements in the features professionals use that generates more value for our customers. To support our continuous innovation, the company has recently adopted an agile development process.
Further expand our services globally. We believe there are significant long-term global growth opportunities for the online recruitment and employment advertising industry. As in the United States, there is increasing demand for specialized online recruiting in both emerging and established economies worldwide. Consistent with this belief, we acquired eFinancialGroup in 2006, and, as a result, we now have a strong presence in the United Kingdom, as well as a presence in important financial centers around the world. Our acquisitions of WorldwideWorker and Rigzone in 2010 broadened our global presence to include the energy industry. Our acquisition of Slashdot Media and its strong and substantial audience from countries outside North America, along with the acquisition of The IT Job Board, provides us with a platform for launching our technology recruiting service beyond North America. Despite the overseas traffic generated on the Slashdot Media properties, there has been limited sales staff and sales support to reach marketing and advertising professionals in overseas geographies, an area in which the company intends to invest. We believe the expertise and reach of our brands will provide a strong position to expand our business and brands into new markets. We will also continue to evaluate and selectively pursue other growth opportunities that will allow us to further expand our business outside of the United States.
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
Products and Services
We provide leading online communities for direct employers, recruiters and staffing companies, consulting firms and marketing professionals, technology and engineering, financial markets, energy, healthcare, hospitality and security-cleared professionals. We provide our customers with access to unique audiences of experienced and highly qualified professionals, and we provide our professionals with jobs, community-shared content, career information along with access to collections of full-time, part-time and contract positions. Both customers and professionals provide content for our websites by posting descriptions of available jobs and resumes, and by creating, improving, comparing, and distributing open source software and debating and discussing current issues facing the technology community. Our search technology and specialized focus enable us to provide professionals with the ability to perform highly targeted job searches based on specific criteria, including locations, types of employment, skills and keywords. Our vertical focus allows users to find the information they are looking for faster and easier than general job boards. Our websites also offer career resources, such as specialized and community-shared content and industry news.
We offer our recruiting and career development services and tools through the following websites, each of which focuses on eight different career sectors:
Dice.com is the leading career site for technology and engineering professionals and the companies that seek to employ them. The job postings available on Dice.com, from both technology and non-technology companies across many industries, include a wide variety of technology positions for software engineers, big data professionals, systems administrators, database specialists and project managers, and a variety of other technology and engineering professionals.
Customers have access to specific tools and resources that Dice.com provides to help recruiters and human resources managers improve the effectiveness and efficiency of their recruitment processes. Through our resume database offerings, Dice.com provides customers with the ability to conduct powerful, detailed searches of candidate resumes that match desired criteria, the results of which are delivered by email to our customers, as well as the ability to find and source technology professionals through our Open Web tool. Dice.com also provides professionals with job search tools, resume posting and career-related content. In December 2013, Dice.com had nearly 1.8 million unique visitors and ended the month with more than 1.9 million searchable resumes.
Customers can purchase recruitment packages, classified postings or advertisements. Approximately 88% of Dice.com revenue is derived from recruitment packages. Recruitment packages offer our customers the ability to access the candidate resume database, post jobs in job slots, and utilize our Open Web service for an additional fee. Job slots allow our customers to rotate an unlimited number of jobs through the same slots during the contract period. Our base monthly recruitment package gives our customers a single license to search our candidate resume database and the ability to post positions in up to five job slots. Customers can add access to Open Web profiles for an additional fee. Customers are incentivized to purchase our recruitment packages on an annual basis. Our classified postings allow our customers to post a single job for a period of 30 days. General website advertising does not generate a significant portion of our revenue, but may be purchased separately or as part of a recruitment package.
The IT Job Board is known for making the search for IT jobs simple, with local technology career sites in the UK, Germany, Belgium and the Netherlands, as well as a media service that targets IT decision makers and professionals globally. With a quarter of a million monthly unique visitors and nearly one million technology professionals to match against hiring managers’ job opportunities, The IT Job Board gives its customers quick and easy access to targeted, high-quality technical talent.
ClearanceJobs.com is the leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. We believe ClearanceJobs.com has the largest and fastest-growing database of active security-cleared candidates available online, with approximately 203,000 resumes as of December 31, 2013. The majority of candidates with resumes in our database have high-level security clearance.
eFinancialCareers.com is the world’s leading financial services careers website, and the place to go for financial careers and talent. eFinancialCareers was launched in the United Kingdom in 2000, and now operates websites in 19 markets in three languages primarily across Europe, Asia, Australia, and North America. eFinancialCareers has expanded its career site network through distribution agreements and powers the career section of more than 50 finance and business websites around the world, including well-known publications and organizations. As a result, eFinancialCareers is able to greatly enhance the reach and visibility of its job postings and has attracted an audience of cross-border customers and professionals willing to seek jobs in markets other than their own. eFinancialCareers does not generate revenues from its distribution agreements.
eFinancialCareers’ customers primarily post jobs targeting specific sectors within the financial services industry, and can also search the resume database of highly qualified and specialized professionals in this sector. In addition to allowing professionals to post resumes and apply for listed positions, eFinancialCareers also provides professionals with career enhancement tools and resources, such as employer profiles, newsletters, and industry surveys. eFinancialCareers also provides both professionals and graduating students with professional education and training materials. As of December 31, 2013, eFinancialCareers.com had 1.0 million searchable resumes.
Rigzone.com is a leading website dedicated to delivering online content, data, advertising and career services in the oil and gas industry. In December 2013, Rigzone.com had over 1.1 million unique visitors and following the merger of WorldwideWorker resumes into the Rigzone database, the combined energy database held approximately 925,000 searchable resumes at the end of December 2013.
HEALTHeCAREERS provides a full spectrum of medical and healthcare jobs along with unparalleled access across disciplines and specialties. Employers are able to recruit qualified candidates and healthcare professionals can find employment opportunities specific to their individual career path. Health Callings is a leading website dedicated to matching healthcare professionals with available career opportunities. The combined HEALTHeCAREERS and Health Callings services will deliver more than one million monthly unique visitors and provide access to nearly one million unique, healthcare-specific resumes. We intend to combine Health Callings and HEALTHeCAREERS into one service under the HEALTHeCAREERS brand in 2014.
Biospace is the leading resource for biotechnology careers, news and resources and has helped accelerate recruitment, communication and discovery among business and scientific leaders within the life sciences.
Hcareers is the number one source for hospitality jobs across North America and is the largest provider of jobs for the hotel, restaurant, food service, casino and retirement industries. According to the Bureau of Labor Statistics, the turnover rate for Accommodation and Food Services is amongst the highest in the United States. In December 2013, Hcareers had over 937,000 unique visitors.
We also operate Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology, energy and security-cleared candidates in the United States.
We offer our advertising and marketing solutions through the following three websites, which are focused on technology professionals and enthusiasts:
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
Marketing and Sales
Success in the highly competitive online recruiting and advertising businesses requires the creation of a marketplace attractive to both customers and professionals. We focus our long-term marketing efforts on growing the number of professionals who visit and engage with our websites, which we believe increases the attractiveness of our websites to our customers. We primarily use targeted marketing, rather than broad-based advertising, to increase our brand awareness among professionals, as well as new applicable audiences and to improve site performance including new resumes posted, applications to job postings, and increasing page views. For instance, in the case of Dice.com, we have advertising campaigns on technology-focused websites, and through online and mobile advertising programs on search engines. We also market our websites to professionals through the use of newsletters and industry pieces, such as The Dice Advisor and The ClearanceJobs Report, and through the use of products, such as daily “Job Alert” emails. Our job seeker marketing programs have helped us produce strong results in traffic and user activity.
Our customer marketing efforts are directed at targeted customer acquisition and have been effective in producing new customers. We also employ marketing efforts directed at retaining our existing customers. eFinancialCareers has built its brand awareness through strategic relationships, but without significant spending on marketing and advertising. In addition to our sales efforts described below, our customer marketing efforts are conducted through direct mail and email campaigns, high impact marketing, trade shows, and events. For instance, we send over 5.3 million emails and 19,000 pieces of direct mail to our existing and potential customers on a monthly basis. We also reach our customers through the use of direct marketing educational campaigns, which keep them aware of recruiting developments and practices.
Our sales efforts focus on further penetrating the market for recruiting, career development services, as well as business-to-business marketing and advertising solutions. Our field sales groups target Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our telesales organization focuses on generating new business from recruiters and small and mid-size companies, renewing customer contracts and increasing the service levels that customers purchase, as well as servicing the needs of our largest clients. As of December 31, 2013, our sales organization employed 183 sales personnel in the United States and 81 in the rest of the world. In addition to our sales organization, we also use ad networks, primarily Google’s AdSense for content.
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

Customers
We currently serve a diversified customer base consisting of over 15,000 customers. No customer for our website services accounted for more than 1% of our revenues in 2013. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms, as well as marketing departments of companies. As of December 31, 2013, notable customers of Tech & Clearance segment included AT&T, Adecco, Amazon, Facebook, IBM, Kforce, Lockheed Martin, Manpower, Microsoft, Raytheon and Robert Half, and notable customers of eFinancialCareers included Robert Half, Moody’s Investors Service, JP Morgan Chase, Bloomberg, Michael Page International, UBS, BNY Mellon and Standard Chartered Bank. Notable customers of Rigzone included Halliburton, Schlumberger, Petronas, Saudi Aramco, Shell and British Petroleum.
Technology
We use a variety of technologies to support our websites. Each system is designed so that it can be scaled by provisioning additional resources, adding additional hardware and increasing network capacity. We host our applications whenever possible on clustered, high availability hardware and cloud platforms. All applications and data connections are monitored 24/7 for performance, responsiveness and stability.
Our primary operations facilities are in co-location data centers in limited access, temperature-controlled environments with emergency power generation capability and service from multiple telecommunications providers, as well as with top-tier cloud providers. We maintain backup systems for website operations within our geographically separate recovery data center. We replicate website data at various times throughout the day from the production co-location facility to the recovery data center. Additionally, we have business resumption hardware and software in place at the recovery data center to ensure a smooth transition for the business in case of loss of our data center, and offsite data storage capabilities. We have robust firewalls and switchgear to provide network security, and have used substantial expert assistance in their configuration and testing.
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

•	social and professional networking sites, such as LinkedIn and Facebook;

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
Intellectual Property
We seek to protect our intellectual property through a combination of service marks, trademarks, copyrights and other methods of restricting disclosure of our proprietary or confidential information. We have no patents or patent applications pending for our current services. As we continue to develop and improve our technology, patents may become a more significant part of our intellectual property in the foreseeable future. We generally enter into confidentiality agreements with our employees, consultants and vendors. We also seek to control access to and distribution of our technology, documentation and other proprietary information.
We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. We have registered the DICE trademark in the United States, Canada and the European community and the CLEARANCEJOBS.COM and RIGZONE trademarks in the United States. We have registered the EFINANCIALCAREERS mark on the Supplemental Register in the United States and have applied for registration of the mark in other jurisdictions. Through the Slashdot Media acquisition, we acquired all rights and interest in the SourceForge and Slashdot trademarks used in the United States and in other countries. Through The IT Job Board acquisition, we acquired all rights and interest in The IT Job Board trademarks in the European community, and through the onTargetjobs acquisition, we acquired all rights and interest in onTargetjobs trademarks in the United States and Canada. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites, and do not intend to register such copyrights.
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
Employees
As of December 31, 2013, we had 755 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Item 1A.	Risk Factors
We may be adversely affected by cyclicality, volatility or an extended downturn in the United States or worldwide economy, or in or related to the industries we serve.
Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology, healthcare, hospitality and finance sectors and the energy industry. Demand for these professionals, and professionals in the other vertical industries we serve such as healthcare, tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology, healthcare, finance and other vertical industries we serve, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in certain of the vertical industries we serve, such as technology. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2013, the seasonally unadjusted U.S. unemployment rate was 3.7% for computer related occupations, 4.2% in the finance sector, 4.1% in the healthcare sector, as compared to the overall national average of 6.7%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009 we experienced a 29% decline in revenues compared to 2008. If the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.
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

Concerns regarding the global economic climate and European debt crisis and market perceptions concerning the instability of the Euro could adversely impact our business.
Concerns persist regarding the global economic climate, the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns, or market perceptions concerning these and related issues, could adversely affect demand for our services in the European market and our business, results of operations, financial condition and liquidity.
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

Trends that could have a critical impact on our success include:

•	rapidly changing technology in online recruiting;

•	evolving industry standards relating to online recruiting;

•	developments and changes relating to the Internet and mobile devices;

•	evolving government regulations;

•	competing products and services that offer increased functionality;

•	changes in requirements for customers and professionals; and

•	privacy protection concerning data available and transactions conducted over the Internet.
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
We believe that establishing and maintaining the identity of our key brands, such as Dice, eFinancialCareers, Rigzone, HEALTHeCAREERS, Hcareers and ClearanceJobs, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of Internet services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.
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
The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated. As of January 2014, approximately 73% having a bachelor’s degree or higher. Our online surveys indicate that 70% of professionals who use Dice.com have more than five years of experience, nearly half have greater than 10 years of experience, and the majority are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for professionals elsewhere, which could cause our revenues to decline.
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
We derive almost all of our revenues from the purchase of recruitment products and services and employment advertising offered on our websites. As a result, our operations depend on our ability to maintain and protect our computer systems, most of which are located in redundant and independent systems and with cloud providers. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our operations are dependent in part on our ability to protect our operating systems against:

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
We may be liable with respect to the collection, storage and use of the personal and professional information of our professionals and our current practices may not be in compliance with proposed new laws and regulations.
Our business depends on our ability to collect, store, use and disclose personal and professional data from the professionals who use our websites. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use, sale and storage by various Internet companies of users’ personal and professional information. While we believe we are in compliance with current law, we cannot ensure that we will not be subject to lawsuits or investigations for violations of law. Moreover, our current practices regarding the collection, storage and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state and foreign governments intended to limit the collection and use of user information. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our current practices relating to the collection, storage and use of user information. Our failure or our perceived failure to comply with laws and regulations could also lead to adverse publicity and a loss of consumer confidence if it were known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our users had given to us. This could result in a loss of customers and revenue and materially adversely impact the success of our business. Concern among prospective customers and professionals regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers and other personal information, could keep prospective customers from using our career services websites. Internet-wide incidents or incidents with respect to our websites, including misappropriation of our users’ personal information, penetration of our network security, or changes in industry standards, regulations or laws could deter people from using the Internet or our websites to conduct transactions that involve confidential information, which could have a material adverse impact on our business. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Additionally, the EU has adopted a directive, and most of the EU states have adopted laws, that impose restrictions on the collection, use and disclosure of personal data concerning EU residents, and on any transfer of such data outside of the EU. In response to the directive and these laws, which prohibit the transfer of data to countries that are not deemed to have laws that adequately protect data subjects’ privacy rights, other countries have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal data that meet the EU’s standard for adequacy. Directives and privacy acts of these other countries may have an adverse effect on our ability to collect, use, disclose and transfer personal data from users in the applicable countries and consequently may have an adverse effect on our business.
We have indebtedness which could affect our financial condition, and, given the current environment, we may not be able to borrow funds under our revolving credit facility or refinance our indebtedness.

As of December 31, 2013, we had $119.0 million of outstanding indebtedness under our Credit Agreement and we had the ability to borrow an additional $131.0 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.
Our Credit Agreement consists of a term facility and a revolving facility. The funding of the revolving facility is dependent on a number of financial institutions. It is possible that one or more of the lenders will refuse or be unable to satisfy their commitment to lend to us should we need to borrow funds under the revolving credit facility. If borrowings are unavailable to us and we cannot generate sufficient revenues to fund our operations, our business will be adversely affected. In addition, the inability to borrow could hinder growth if we need funds to complete an acquisition.
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
Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	the size and seasonal variability of our customers’ recruiting and marketing budgets;

•	the emergence of new competitors in our market whether by established companies or the entrance of new companies;

•	the cost of investing in our technology infrastructure may be greater than we anticipate;

•	our ability to increase our customer base and customer and professional engagement;

•	disruptions or outages in the availability of our websites, actual or perceived breaches of privacy and compromises of our customers’ or professionals’ data;

•	changes in our pricing policies or those of our competitors;

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
We experienced operating and net losses from continuing operations of approximately $307,000 and $1.4 million, respectively, in the four month period ending December 31, 2005, due primarily to the negative impact of the deferred revenue adjustment we made at the time of the acquisition of Dice Inc. by the Company in 2005 and the increased amortization expense and interest expense incurred as a result of the acquisition. Additionally, on a pro forma basis, we experienced a net loss from continuing operations of $3.6 million for the year ended December 31, 2006. If we continue to suffer operating and net losses the trading price of our common stock may decline significantly. In addition, we had net losses from continuing operations of $16.4 million in 2002, primarily as a result of a decline in demand for the products and services Dice Inc. offered stemming from the severe and extended downturn in the general labor market and more specifically the technology labor market that began in 2001, and also due to the significant amount of indebtedness Dice Inc.’s predecessor had incurred. As a result on February 14, 2003, Dice Inc. filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code (the “Joint Plan of Reorganization”). The Joint Plan of Reorganization was confirmed by the Bankruptcy Court on June 24, 2003, and became effective as of the close of business on June 30, 2003, at which point Dice Inc. emerged from bankruptcy. Although we have managed to achieve an increase in revenues since Dice Inc. emerged from bankruptcy, we have also increased our operating expenses significantly, expanded our net sales and marketing operations, made significant acquisitions and have continued to develop and extend our online career services with the expectation that our revenues will grow in the future. We may not generate sufficient revenues to pay for all of these operating or other expenses, which could have a material adverse effect on our business, results of operations and financial condition.
If we are not able to successfully identify or integrate recent or future acquisitions our management’s attention could be diverted, and our efforts to integrate future acquisitions could consume significant resources.
An important component of our strategy is to expand the geographic markets and the vertical sectors we serve and diversify the products and services we offer through the acquisition of other complementary businesses and technologies (for example, the 2013 acquisitions of The IT Job Board and onTargetjobs, the 2012 FINS.com and Slashdot Media acquisitions, 2010 WorldwideWorker and Rigzone acquisitions, the 2009 Health Callings acquisition and the 2006 eFinancialGroup acquisition). Our further growth may depend in part on our ability to identify additional suitable acquisition candidates and acquire them on terms that are beneficial to us. We may not be able to identify suitable acquisition candidates or acquire them on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired business into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

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
As our operations have expanded, we have experienced a rapid growth in our headcount. We grew from 169 employees at December 31, 2005 to 755 employees at December 31, 2013. Our rapid growth has demanded and will continue to demand substantial resources and attention from our management, including improving our operational and financial systems and expanding, training, retaining and managing our employee base. If we do not effectively manage our growth and expand, train, retain and manage our employee base, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses and reduce our profitability.
Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.
Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied for trademarks and service marks that we use in connection with our business, including DICE, CLEARANCEJOBS.COM, EFINANCIALCAREERS and RIGZONE. Through the Slashdot Media acquisition, we acquired all rights and interest in the SourceForge and Slashdot trademarks used in the United States and in other countries. Through The IT Job Board acquisition, we acquired all rights and interest in The IT Job Board trademarks in the European community, and through the onTargetjobs acquisition, we acquired all rights and interest in onTargetjobs trademarks in the United States and Canada. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, and vendors to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, which could adversely affect our business and reputation.
We could be subject to infringement and other claims relating to our services or the content on our websites that may result in costly litigation, the payment of damages or the need to revise the way we conduct business.
We cannot be certain that our technology, offerings, services or content do not or will not infringe upon the intellectual property or other proprietary rights of third parties, or otherwise violate laws. From time to time we receive notices alleging potential infringement of intellectual property or other proprietary rights of third parties or non-compliance with applicable laws. In seeking to protect our marks, copyrights, domain names and other intellectual property rights, or in defending ourselves against claims of infringement or non-compliance that may or may not be without merit, we could face costly litigation and the diversion of our management’s attention and resources. Claims against us could result in the need to develop alternative trademarks, content, technology or other intellectual property or enter into costly royalty or licensing agreements, or substantially modify or cease to offer one or more of our services, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. If we were found to have infringed on a third party’s intellectual property or other proprietary rights, or failed to comply with applicable laws, among other things, the value of our brands and our business reputation could be impaired, and our business could suffer.
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
Together, the Principal Stockholders beneficially own approximately 28% of our outstanding common stock as of February 7, 2014. Our Principal Stockholders together with certain of our officers and employees, which we refer to as the “Management Stockholders” beneficially own approximately 38%. Accordingly, together the Principal Stockholders and Management Stockholders can exercise significant influence over our business policies and affairs, including the composition of our board of directors, and over any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. The concentration of ownership of the Principal Stockholders may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of the Principal Stockholders, even if such events are in the best interests of minority stockholders. In addition, in connection with our Initial Public Offering (“IPO”) in July 2007, we entered into the Institutional and Management Shareholders Agreement, or the “Institutional Shareholder Agreement,” with the Principal Stockholders and Management Stockholders. In accordance with the Institutional Shareholder Agreement, each of the Principal Stockholders has the right to designate up to (1) three members of our board of directors if such Principal Stockholder owns 17.5% or more of our common stock, (2) two members of our board of directors if it owns less than 17.5% but at least 10% of our common stock, and (3) one member of our board of directors if it owns less than 10% but at least 5% of our common stock. If a Principal Stockholder owns less than 5% of our common stock, it will no longer be entitled to designate members of our board of directors. Each Principal Stockholder has agreed to vote its shares in favor of the directors designated by the other Principal Stockholder in accordance with the terms of the agreement. Each Principal Stockholder will also have the right to designate one member of our Compensation Committee and one member of our Nominating and Corporate Governance Committee if such Principal Stockholder owns at least 5% of our common stock. Our Institutional Shareholder Agreement and our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against our Principal Stockholders in a manner that would prohibit them from investing in competing businesses or doing business with our clients and customers. To the extent they invest in such other businesses, they may have differing interests than our other stockholders.
We have incurred increased costs and will continue to incur these costs as a result of being a public company.
As a public company, we have incurred and will continue to incur significant levels of legal, accounting and other expenses. The Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”), the Dodd-Frank Act and related rules of the Securities and Exchange Commission (the “Commission”) and the NYSE regulate corporate governance practices of public companies and impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. Compliance with these public company requirements has increased our costs, required additional resources and made some activities more time consuming. We are required to expend considerable time and resources complying with public company regulations.

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
Our stock price has been volatile in the past and may be subject to volatility in the future.
The trading price of our common stock has been volatile in the past, and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors such as announcements of variations in our quarterly financial results and fluctuations in revenue could cause the market price of our common stock to fluctuate. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our common stock.
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

If our business fails to attract and retain users, particularly users who create and post original content on our web properties, our financial results will be adversely affected.
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
If we fail to increase user engagement and interaction on our web properties, we will not attract and retain a loyal user base that is desirable to advertisers. Our inability to maintain a loyal user base and the advertisers who desire to reach them which will adversely affect our business and our ability to maintain or grow our revenue.
We face risks relating to our foreign operations.
We operate websites serving 19 markets around the world. For the year ended December 31, 2013, approximately 21% of our total revenues were generated outside of the United States. Such amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar, which could affect our results of operations. To date, we have not engaged in exchange rate hedging activities. Even were we to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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
We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2013, we had $230.2 million of goodwill on our balance sheet, which represented approximately 55% of our total assets. We do not amortize goodwill under U.S. accounting standards and instead are required to review goodwill at least annually for impairment. During 2013, goodwill of $7.7 million related to Slashdot Media and Health Callings was written off. During 2008, goodwill of $7.2 million related to eFinancialCareers’ North American operations was written off. In the event impairment is identified again in the future for any of our reporting units, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of our goodwill would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”
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
We do not own any properties. Our corporate headquarters are located at 1040 Avenue of the Americas, New York, New York, where we lease approximately 12,000 square feet. We lease approximately 35,000 square feet of office space in Urbandale, Iowa. We lease approximately 16,000 square feet of space to house our operations in London, England. We also have small offices in Cincinnati, Ohio; Denver, Colorado; Houston, Texas; San Francisco, California; Santa Clara, California; Dexter, Michigan; Vancouver, British Columbia, Canada; Singapore; Frankfurt, Germany; Amsterdam, Netherlands; Dubai, United Arab Emirates; Sydney, Australia; Perth, Australia; Hong Kong; Beijing, China; Aberdeen, Scotland and Shanghai, China. Our small offices are used across multiple segments.
We believe that our facilities are generally adequate for current and anticipated future use, although we may from time to time lease additional facilities as operations require.

Item 3.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock. The high and low quarterly closing sales prices for the common stock for 2013 and 2012 were as follows:

	2013				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Low	$9.17	$8.34	$8.22	$6.86	$8.27	$9.03	$7.10	$8.11
High	$10.25	$9.86	$9.85	$8.75	$10.21	$10.98	$9.65	$9.20

As of December 31, 2013, the last reported sale price of our stock as reported by the NYSE was $7.25.
Holders
As of December 31, 2013, there were 37 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.
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
Repurchases of Equity Securities
Our Board of Directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors:

Stock Repurchase Plan
	I	II	III	IV
Approval Date	August 2011	March 2012	January 2013	December 2013
Authorized Repurchase Amount of Common Stock	$30 million	$65 million	$50 million	$50 million
Effective Dates	August 2011 to March 2012	March 2012 to March 2013	March 2013 to December 2013	December 2013 to present
The Company is currently under Stock Repurchase Plan IV, which will be in effect for up to one year. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the three months ended December 31, 2013, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2013	1,175,000	$8.41	1,175,000	$9,500,588
November 1 through November 30, 2013	1,109,331	7.42	1,109,331	1,264,411
December 1 through December 31, 2013 [2]	335,000	7.21	335,000	48,848,812
Total	2,619,331	$7.84	2,619,331

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] The Stock Repurchase Plan III concluded on December 20, 2013, and the Stock Repurchase Plan IV commenced on such date.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information required by this item as of December 31, 2013 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	7,536,601	$5.53	4,955,426
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	7,536,601	$5.53	4,955,426
For material features of the plans, see Item 7. “Management Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”

Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on July 18, 2007 (the date on which our common stock was first traded on the NYSE) through December 31, 2013 (the last trading day of our common stock on the NYSE in 2013) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on July 17, 2007. All values assume reinvestment of the full amount of all dividends, if any.
Comparative Returns

$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dollars

	7/18/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011	12/31/2012	12/31/2013
DHX	$100.00	$55.10	$28.14	$45.17	$98.97	$57.17	$63.31	$50.00
Russell 2000	$100.00	$90.68	$60.04	$76.35	$96.86	$92.81	$107.99	$149.91
Dow Jones Internet Composite Index	$100.00	$94.91	$53.37	$95.92	$131.38	$124.43	$150.96	$232.53

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed “filed” with the SEC.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
The following consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc., which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc., which are not included in this Annual Report.

	For the year ended December 31,
	2013 (4)	2012 (3)	2011	2010 (2)	2009 (1)

Revenues	$213,482	$195,363	$179,130	$128,997	$109,991
Operating expenses	184,276	136,467	124,183	96,839	83,450
Operating income	29,206	58,896	54,947	32,158	26,541
Income from operations before income taxes	27,295	56,838	53,489	27,718	21,381
Net income	$16,246	$38,087	$34,100	$18,899	$13,491

Basic earnings per share	$0.29	$0.62	$0.52	$0.30	$0.22

Diluted earnings per share	$0.27	$0.59	$0.49	$0.28	$0.20

Weighted average shares outstanding:
Basic	56,473	61,192	65,809	62,665	62,266
Diluted	59,476	64,604	70,053	67,926	66,074

	For the year ended December 31,
	2013 (4)	2012 (3)	2011	2010 (2)	2009 (1)
		(in thousands, except per share information)
Other Financial Data:
Net cash from operating activities	$49,365	$54,661	$64,494	$47,068	$22,801
Depreciation and amortization	17,401	12,311	14,801	15,553	17,985
Capital expenditures	(10,555)	(5,902)	(7,776)	(4,626)	(2,988)
Net cash from investing activities	(66,967)	(33,939)	(10,614)	(46,428)	(3,516)
Net cash from financing activities	16,439	(36,829)	(41,595)	(1,769)	(31,170)

	At December 31,
	2013 (4)	2012 (3)	2011	2010 (2)	2009 (1)
Balance Sheet Data:
Cash and cash equivalents	$39,351	$40,013	$55,237	$43,030	$44,925
Intangible Assets, net	84,905	62,755	56,471	66,500	48,536
Goodwill	230,190	202,944	176,365	176,406	142,638
Total assets	420,641	354,230	326,378	318,722	262,555
Deferred revenue	77,394	69,404	60,887	49,224	33,909
Long-term debt, including current portion	119,000	46,000	15,000	41,000	50,300
Total stockholders’ equity	167,812	190,638	209,216	178,227	148,620
____________________

(1)	Reflects the Health Callings Acquisition in June 2009.

(2)	Reflects the WorldwideWorker Acquisition in May 2010 and the Rigzone Acquisition in August 2010.

(3)	Reflects the FINS.com Acquisition in June 2012, Slashdot Media Acquisition in September 2012 and the WorkDigital Acquisition in October 2012.

(4)	Reflects The IT Job Board Acquisition in July 2013 and the onTargetjobs Acquisition in November 2013. Includes impairment charges of $15.9 million related to Slashdot Media and Health Callings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Through our predecessors, we have been in the recruiting and career development business for more than 23 years. Based on our operating structure, we have identified five reportable segments under the Segment Reporting topic of the FASB ASC.
Our reportable segments include:

•	Tech & Clearance— Dice.com, ClearanceJobs.com, The IT Job Board (acquired in July 2013), and related career fairs

•	Finance— eFinancialCareers

•	Energy— Rigzone and related career fairs

•	Healthcare— Health Callings, HEALTHeCAREERS and BioSpace (both acquired in November 2013)

•	Hospitality— Hcareers (acquired in November 2013)
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance, Energy, Healthcare and Hospitality segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At December 31, 2013, Dice.com had approximately 8,100 total recruitment package customers, and our other websites collectively served approximately 7,200 customers, including some customers who are also customers of Dice.com, as of the same date. Customers who buy multiple products or services are counted individually. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to long-term contracts. We recorded deferred revenue of $77.4 million and $69.4 million at December 31, 2013 and December 31, 2012, respectively.
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
Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on our Dice, Rigzone, eFinancialCareers, ClearanceJobs, HEALTHeCAREERS, BioSpace, Hcareers and Health Callings websites. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. Our arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. Revenue from the sale of classified job postings and data services is recognized ratably over the length of the contract or the period of actual usage. Revenue from recruitment events is recognized when the event is held. Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time leads are delivered to our customers.

Fair Value of Acquired Businesses
From time to time, we engage in acquisitions to grow our business. FASB ASC topic on Business Combinations requires acquired businesses to be recorded at fair value by the acquiring entity. The Business Combinations topic also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. A significant component of the value of these acquired businesses has been allocated to intangible assets.
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
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill is performed on the following reporting units:

Reporting Unit	Annual Impairment Test Date	Impairment Indicated
Tech & Clearance	August 31	No
Energy	October 31	No
Finance	October 31	No
Slashdot Media	October 31	Yes
Health Callings	October 31	Yes
Work Digital	October 31	No
The fair value of each reporting unit was in excess of the carrying value, with the exception of the Slashdot Media and Health Callings reporting units. Impairment was noted at Slashdot Media and Health Callings, as discussed in Note 4 of the financial statements. During the year ended December 31, 2013, an impairment loss of $6.3 million was recorded for the Slashdot Media reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology. Cash flow projections for this reporting unit decreased during the fourth quarter of 2013 due to a decline in financial performance and expectations for the business. During the year ended December 31, 2013, an impairment loss of $1.4 million was recorded for the Health Callings reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology. During the fourth quarter of 2013, the Company determined that the Health Callings brand and website would be merged into the recently acquired HEALTHeCAREERS website. Cash flow projections for Health Callings as a separate reporting unit were not sufficient to support the goodwill recorded. The losses are recorded as Impairment of Goodwill on the Consolidated Statements of Operations. Goodwill resulting from the 2013 acquisitions of The IT Job Board and onTargetjobs will be tested annually for impairment beginning on October 31, 2014.
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
We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test is performed annually as of August 31. No impairment was indicated as of August 31, 2013.
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
Income Taxes
We utilize the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have concluded that based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that the deferred tax assets will be used in the future. Uncertain tax positions are evaluated and amounts are recorded when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Judgment is required in evaluating each uncertain tax position to determine whether the more likely than not recognition threshold has been met.
Stock and Stock Based Compensation
Under our 2012 Omnibus Equity Award Plan, we have granted stock options and restricted stock to certain of our employees, consultants and directors. Compensation expense is recorded for stock awards made to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was estimated on the grant date using Black-Scholes option-pricing model. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant.
Recent Developments
Slashdot Media was acquired to provide content and services that are important to technology professionals in their everyday work lives and to leverage that reach into the global technology community benefiting user engagement on the Dice.com site. The expected benefits have started to be realized at Dice.com. However, advertising revenue has declined over the past year and there is no improvement expected in the future financial performance of Slashdot Media’s underlying advertising business. Therefore, $7.2 million of intangible assets and $6.3 million of goodwill related to Slashdot Media were reduced to zero.
In November 2013, we determined that Health Callings will be merged into HEALTHeCAREERS with the expectation that the combination will create a stronger and more complete service for healthcare professionals, as well as employers and recruiters. Therefore, goodwill related to Health Callings was reduced from $1.4 million to zero.
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
Results of Operations
Our historical financial information discussed in this Annual Report on Form 10-K has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2013, 2012 and 2011. Consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	11.0%	8.0%	7.3%
Product development	10.5%	8.3%	5.8%
Sales and marketing	32.2%	33.3%	33.0%
General and administrative	16.9%	13.9%	13.0%
Depreciation	3.8%	2.9%	2.6%
Amortization of intangible assets	4.4%	3.4%	5.6%
Impairment of goodwill	3.6%	—%	—%
Impairment of intangible and fixed assets	3.8%	—%	—%
Change in acquisition related contingencies	0.1%	—%	1.7%
Total operating expenses	86.3%	69.9%	69.3%
Operating income	13.7%	30.1%	30.7%
Interest expense	(0.9)%	(0.7)%	(0.8)%
Deferred financing cost write-off	—%	(0.4)%	—%
Interest income	—%	—%	0.1%
Other expense	—%	—%	(0.1)%
Income before income taxes	12.8%	29.1%	29.9%
Income tax expense	5.2%	9.6%	10.8%
Net income	7.6%	19.5%	19.0%
Comparison of Years Ended December 31, 2013 and 2012
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2013	2012
	(in thousands, except percentages)
Tech & Clearance	$131,924	$129,185	$2,739	2.1%
Finance	34,997	38,373	(3,376)	(8.8)%
Energy	23,503	19,865	3,638	18.3%
Healthcare	5,563	2,493	3,070	123.1%
Hospitality	1,389	—	1,389	—%
Corporate & Other	16,106	5,447	10,659	195.7%
Total revenues	$213,482	$195,363	$18,119	9.3%
Our revenues were $213.5 million for the year ended December 31, 2013 compared to $195.4 million for the same period in 2012, an increase of $18.1 million, or 9.3%.

We experienced an increase in the Tech & Clearance segment revenue of $2.7 million, or 2.1%, of which the acquisitions of The IT Job Board contributed $3.2 million to the increase. Revenue at Dice.com was essentially flat compared to the same period in 2012. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 3% from the year ended December 31, 2012 to the year ended December 31, 2013. Revenues for related career fairs and ClearanceJobs decreased by $732,000 for the year ended December 31, 2013 as compared to the same period in 2012. This decrease was attributed to the slow-growth environment due in part to sequestration.
The Finance segment experienced a decline in revenue of $3.4 million, or 8.8%. The decrease was the result of continued declines in recruitment activity, beginning in the second half of 2011, and continuing through 2013, primarily due to the global economic slowdown including the European debt crisis and a recession in the United Kingdom causing companies to slow hiring, decreasing demand for our product. Currency impact for the year ended December 31, 2013 decreased revenue by approximately $385,000. In originating currency, revenue decreased 13% in Continental Europe, 9% in the UK, 6% in North America, and 2% in the Asia Pacific region.
Revenues for the Energy segment totaled $23.5 million for the year ended December 31, 2013, an increase of $3.6 million or 18.3% from the comparable 2012 period. The increase was primarily a result of increased usage of our career center and our advertising products, as well as an increase in events revenue due to a biennial industry event that occurred in the current period.
The Healthcare segment, consisting of HEALTHeCAREERS, BioSpace and Health Callings, increased revenue by $3.1 million or 123.1%. The acquisitions of HEALTHeCAREERS and BioSpace on November 7, 2013 provided the increase.
Revenues for the Hospitality segment, which includes Hcareers, increased by $1.4 million. Hcareers was acquired on November 7, 2013.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and WorkDigital, increased by $10.7 million or 195.7%. Slashdot Media was acquired on September 17, 2012. A full year of Slashdot Media revenue in 2013 contributed $10.5 million of the increase.
Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Cost of revenues	$23,429	$15,687	$7,742	49.4%
Percentage of revenues	11.0%	8.0%
Our cost of revenues for the year ended December 31, 2013 was $23.4 million compared to $15.7 million for the same period in 2012, an increase of $7.7 million, or 49.4%. The Corporate & Other segment experienced an increase in cost of revenues of $4.4 million compared to the same period in 2012 primarily relating to the acquisition of Slashdot Media. The Tech & Clearance segment experienced an increase of $1.7 million primarily due to our investment in an integrated enterprise platform of approximately $1.4 million, including software and the related personnel and consulting services to drive this initiative. The Healthcare segment increased $1.0 million due to the acquisitions of HEALTHeCAREERS and BioSpace. The Hospitality segment increased $366,000 due to the acquisition of Hcareers.
Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Product Development	$22,437	$16,225	$6,212	38.3%
Percentage of revenues	10.5%	8.3%
Product development expenses for the year ended December 31, 2013 were $22.4 million compared to $16.2 million for the same period in 2012, an increase of $6.2 million or 38.3%. The Corporate & Other segment experienced an increase of $3.8 million of which the acquisitions of Slashdot Media and Work Digital contributed $2.6 million and $1.3 million, respectively, to the increase. An increase of $2.0 million was experienced in the Tech & Clearance segment, primarily driven by additional salaries and related costs for the increased number of employees. We invested in programs to create an agile development environment and expand our product base. This investment included the expansion of our staff of product management and development personnel. The Healthcare segment increased by $270,000 of which the acquisition of HEALTHeCAREERS and BioSpace contributed $430,000 to the increase, offset by a decrease in Health Callings of $161,000 primarily due to lower headcount in the year ended December 31, 2013.
Sales and Marketing Expenses

	Year Ended December 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Sales and Marketing	$68,799	$65,033	$3,766	5.8%
Percentage of revenues	32.2%	33.3%
Sales and marketing expenses for the year ended December 31, 2013 were $68.8 million compared to $65.0 million for the same period in 2012, an increase of $3.8 million or 5.8%. The Corporate & Other segment increased by $2.2 million from the comparable period in 2012 primarily due to the increase in sales cost as a result of the acquisition of Slashdot Media.
The Energy segment experienced an increase of $1.3 million in sales and marketing expenses. The increase in the Energy segment was the result of increased costs related to expanding our worldwide sales organization and incentive compensation resulting from sales growth, as well as increased marketing efforts to oil and gas professionals related to industry events.
The Tech & Clearance segment experienced a decrease in sales and marketing of $1.0 million compared to the same period in 2012 to $38.9 million. Of this decrease, $3.4 million was due to a decrease in advertising and other marketing costs at Dice.com and ClearanceJobs. The addition of the Slashdot Media business has provided traffic to the Dice.com website, allowing us to reduce our third party marketing spend on Dice.com. This decrease was offset by increased costs of $2.1 million related to the acquisition of The IT Job Board.
The Healthcare segment experienced an increase in overall sales and marketing expense of $841,000 to $4.0 million for the year ended December 31, 2013, of which the acquisition of HEALTHeCAREERs and BioSpace added $1.1 million to the increase. This increase was offset by a decrease of $221,000 related to our Health Callings service due to open positions and decreased customer marketing expenditures. The Hospitality segment sales and marketing expense increased by $783,000 due to increased costs related to the acquisition of Hcareers.
General and Administrative Expenses

	Year Ended December 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
General and administrative	$36,129	$27,163	$8,966	33.0%
Percentage of revenues	16.9%	13.9%
General and administrative expenses for the year ended December 31, 2013 were $36.1 million compared to $27.2 million for the same period in 2012, an increase of $9.0 million or 33.0%.
Stock-based compensation expense was $8.1 million, an increase of $2.0 million compared to the same period in 2012. The increase was due to the annual grant of equity awards made in the first quarter of 2013.
General and administrative expense for the Tech & Clearance segment increased $3.1 million in the year ended December 31, 2013, as compared to the same period in 2012 due to increases in employee-related expenses and recruitment costs of approximately $2.1 million. The remaining increase of approximately $1.0 million at the Tech & Clearance segment was due to costs related to The IT Job Board business. The Corporate & Other segment increase of $2.1 million was primarily attributable to corporate costs related to the onTargetjobs acquisition, search fees, employee-related expenses, legal fees and costs associated with the New York office relocation. The remaining increase at the Corporate & Other segment was attributable to an increase of $757,000 of costs related to Slashdot Media, partially offset by a decrease of $530,000 related to ending a specific product initiative. The Hospitality and Healthcare segments increased by $791,000 and $691,000 due to the acquisitions of Hcareers and HEALTHeCAREERS and BioSpace, respectively.

Depreciation

	Year Ended December 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Depreciation	$8,065	$5,657	$2,408	42.6%
Percentage of revenues	3.8%	2.9%
Depreciation expense for the year ended December 31, 2013 was $8.1 million compared to $5.7 million for the same period of 2012, an increase of $2.4 million or 42.6%. The increase was primarily related to the addition of Slashdot Media and onTargetJobs assets, which increased depreciation expense by $967,000 and $510,000, respectively. The remaining increase in depreciation was the result of other capital additions to hardware, software, and web development costs in the Tech & Clearance segment.
Amortization of Intangible Assets

	Year Ended December 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Amortization	$9,336	$6,654	$2,682	40.3%
Percentage of revenues	4.4%	3.4%

Amortization expense for the year ended December 31, 2013 was $9.3 million compared to $6.7 million for the same period in 2012, an increase of $2.7 million or 40.3%. Amortization expense for the year ended December 31, 2013 increased due to The IT Job Board, onTargetjobs, Slashdot Media, WorkDigital, and FINS.com acquisitions. This increase was offset by decreased amortization expense due to certain intangible assets from the Health Callings, Rigzone and Worldwideworker acquisitions becoming fully amortized.
Impairment of goodwill
The goodwill of $6.3 million related to Slashdot Media was written off in the fourth quarter of 2013 as a result of the decline in the financial performance of the business and expectations of future performance in line with 2013 results. The fair value of this reporting unit was determined by a discounted cash flow methodology.
During the fourth quarter of 2013, we determined that the goodwill at Health Callings’ reporting unit was impaired. The fair value of this reporting unit was determined by a discounted cash flow methodology. Cash flow projections for this reporting unit decreased significantly during the fourth quarter of 2013 due to the acquisition of the healthcare recruiting website, HEALTHeCAREERS, from onTargetjobs. As a result, $1.4 million was recorded for the impairment of goodwill.
Impairment of intangible and fixed assets
The unamortized intangible assets of $7.2 million related to Slashdot Media were written off in the fourth quarter of 2013 as a result of the decline in the financial performance of the business and expectations of future performance in line with 2013 results. Fixed assets of $916,000 related to Slashdot Media and Health Callings were written off in the fourth quarter of 2013. These fixed assets consisted of website development costs, which were determined to have no future value.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $197,000 for the year ended December 31, 2013 due to The IT Job Board and WorkDigital acquisitions, compared to $48,000 of expense in the prior year period due to the WorkDigital acquisition. In October 2013, a payment of $5.0 million related to the WorkDigital acquisition was made to the seller. In January 2014, a payment of $820,000 related to The IT Job Board was made to the seller. We expect deferred purchase price payments totaling $5.0 million to be made for the WorkDigital acquisition in October 2014 and payments totaling $4.0 million by January 2015 related to The IT Job Board.
Operating Income
Operating income for the year ended December 31, 2013 was $29.2 million compared to $58.9 million for the same period in 2012, a decrease of $29.7 million or 50.4%. The decrease was the result of higher operating costs, primarily related to the expenses of the new businesses of Slashdot Media, onTargetjobs, The IT Job Board and WorkDigital. In addition, the write off of goodwill and intangible and fixed assets of Slashdot Media and Health Callings contributed to the decrease.
Interest Expense

	Year Ended December 31,		Increase	Percent Change
	2013	2012
	(in thousands, except percentages)
Interest expense	$1,906	$1,314	$592	45.1%
Percentage of revenues	0.9%	0.7%
Interest expense for the year ended December 31, 2013 was $1.9 million compared to $1.3 million for the same period in 2012, an increase of $592,000 or 45.1%. The weighted-average debt outstanding was higher in the year ended December 31, 2013 as compared to the same period in 2012.
Write off of Deferred Financing Costs
Unamortized deferred financing costs from the prior agreement of $765,000 were written off in the year ended December 31, 2012, increasing interest expense.
Income Taxes

	Year Ended December 31,
	2013	2012
	(in thousands, except percentages)
Income before income taxes	$27,295	$56,838
Income tax expense	11,049	18,751
Effective tax rate	40.5%	33.0%
The effective income tax rate was 40.5% and 33.0% for the year ended December 31, 2013 and December 31, 2012, respectively. The accrual for unrecognized tax benefits increased by $116,000 in 2013 compared to a $1.4 million decrease in 2012. The effective state tax rate increased because of state law changes which affected our apportionment methodology. The effective rate also increased because of a mix in the allocation of income between the U.S. and other jurisdictions.
A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	Year Ended December 31,
	2013	2012
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	0.8%	0.4%
State taxes, net of federal effect	4.0%	1.4%
Difference between foreign and U.S. rates	(0.5)%	(1.7)%
Change in unrecognized tax benefits	1.1%	(2.4)%
Other	0.1%	0.3%
Effective tax rate	40.5%	33.0%

Earnings per Share
Basic earnings per share was $0.29 and $0.62 for the year ended December 31, 2013 and December 31, 2012, respectively, a decrease of $0.33 or 53%. Diluted earnings per share was $0.27 and $0.59, respectively, a decrease of $0.32 or 54.2%. The decreases were primarily due to a decrease in net income, partially offset by decreased weighted-average shares outstanding due to stock repurchases.

Comparison of Years Ended December 31, 2012 and 2011
Revenues

	Year Ended December 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Tech & Clearance	$129,185	$116,406	$12,779	11.0%
Finance	38,373	44,970	(6,597)	(14.7)%
Energy	19,865	15,936	3,929	24.7%
Healthcare	2,493	1,818	675	37.1%
Corporate & Other	5,447	—	5,447	—%
Total revenues	$195,363	$179,130	$16,233	9.1%
Our revenues were $195.4 million for the year ended December 31, 2012 compared to $179.1 million for the same period in 2011, an increase of $16.2 million, or 9.1%.
We experienced an increase in the Tech & Clearance segment of $12.8 million, or 11.0%. The increase was partially a result of our recruitment package customers increasing from approximately 8,100 at December 31, 2011 to approximately 8,400 at December 31, 2012. In addition, our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 5% from the year ended December 31, 2011 to the year ended December 31, 2012. Customer yield on annual contracts at Dice.com has continued to increase, reaching record revenue per customer in the current period. Revenues increased at ClearanceJobs by $1.1 million for the year ended December 31, 2012 as compared to the same period in 2011, an increase of nearly 13%. ClearanceJobs has continued to increase the number of customers served.
The Finance segment experienced a decline in revenue of $6.6 million, or 14.7%. The decrease was the result of continued declines in recruitment activity, beginning in the second half of 2011, primarily due to the global economic slowdown including the European debt crisis and a recession in the United Kingdom causing companies to slow hiring, decreasing demand for our product. Currency impact for the year ended December 31, 2012 decreased revenue by approximately $400,000. In originating currency, revenue decreased 28% in Continental Europe, 14% in the UK, 7% in the Asia Pacific region, and 6% in North America, from the comparable period in 2011.
Revenues for the Energy segment totaled $19.9 million for the year ended December 31, 2012, an increase of $3.9 million or 24.7% from the comparable 2011 period. The increase was primarily a result of continued global customer growth and increased usage of our career center, as well as increased advertising revenue. During 2012, we expanded our marketing programs and nearly doubled our sales force, which contributed to our strong revenue growth.
The Healthcare segment, which includes Health Callings, increased by $675,000 due to customer growth driven by our product enhancements and direct marketing efforts.
Revenues from the Corporate & Other segment, which consists of Slashdot Media, increased by $5.4 million. The acquisition of Slashdot Media on September 17, 2012 contributed revenues of $5.4 million for the year ended December 31, 2012.
Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Cost of revenues	$15,687	$13,024	$2,663	20.4%
Percentage of revenues	8.0%	7.3%
Our cost of revenues for the year ended December 31, 2012 was $15.7 million compared to $13.0 million for the same period in 2011, an increase of $2.7 million, or 20.4%. The Corporate & Other segment experienced an increase in cost of revenues of $1.5 million compared to the same period in 2011, primarily due to the acquisition of Slashdot Media. The Tech & Clearance segment experienced an increase of $747,000 due to our investment in planning for an integrated business systems platform of approximately $480,000, including the related personnel and consulting services to drive this initiative. The Energy segment increased $263,000 due to an increase in salaries and related costs for customer service personnel, offset by a lower cost of recruitment events. The Finance segment experienced an increase of $130,000, primarily due to increased site hosting costs for the FINS.com site.
Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Product Development	$16,225	$10,316	$5,909	57.3%
Percentage of revenues	8.3%	5.8%
Product development expenses for the year ended December 31, 2012 were $16.2 million compared to $10.3 million for the same period in 2011, an increase of $5.9 million or 57.3%. An increase of $3.9 million was experienced in the Corporate & Other segment of which the acquisition of Slashdot Media contributed $2.1 million to the increase. The remaining $1.8 million increase in the Corporate & Other segment, an increase in the Tech & Clearance segment of $665,000, and an increase in the Energy segment of $426,000 was driven by additional salaries and related costs, as well as increases in consulting services. In addition, the Finance segment experienced an increase of $719,000 related to development of our websites, as well as increased spend on website content. We continue to enhance the user features and functionality and security of our websites across all brands.
Sales and Marketing Expenses

	Year Ended December 31,		Increase	Percent Change
	2012	2011
	(in thousands, except percentages)
Sales and Marketing	$65,033	$59,111	$5,922	10.0%
Percentage of revenues	33.3%	33.0%
Sales and marketing expenses for the year ended December 31, 2012 were $65.0 million compared to $59.1 million for the same period in 2011, an increase of $5.9 million or 10.0%. The Tech & Clearance segment experienced an increase in sales and marketing of $3.2 million compared to the same period in 2011 to $40.0 million. This increase was primarily due to an increase in advertising and other marketing costs, due to increased spend for our online advertising, email and social network campaigns, as well as various advertising programs focused on specific geographical markets. To increase usage of our sites by customers and professionals, we use a combination of marketing and improvements to our websites features and functionality.
The Energy segment experienced an increase of $2.5 million in sales and marketing expenses. The increase in the Energy segment was the result of increased costs related to expanding our worldwide sales organization, including incentive compensation resulting from sales growth, as well as marketing to oil and gas professionals and customer advertising spend.
The Finance segment experienced a decrease in overall sales and marketing expense of $1.5 million to $14.6 million for the year ended December 31, 2012, primarily due to lower incentive compensation attributable to lower sales performance during 2012 and lower marketing expenditures.
The Corporate & Other segment increased by $1.3 million from the year ended December 31, 2011 compared to the same period in 2012. The increase was primarily attributed to an increase in sales cost due to the acquisition of Slashdot Media.
The Healthcare segment experienced an increase of $344,000 related to our Health Callings service, as we have increased the number of sales personnel and advertising to drive user and customer growth.
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
General and administrative expense for the Corporate & Other segment increased $826,000 in the year ended December 31, 2012, as compared to the same period in 2011 due to increases in employee-related expenses and recruitment costs. The Finance segment increase of $763,000 was attributable to costs associated with the London office relocation.
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
Write off of Deferred Financing Costs
Unamortized deferred financing costs from the prior credit agreement of $765,000 were written off, increasing interest expense.
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

A reconciliation of Adjusted EBITDA for the years ending December 31, 2013, 2012 and 2011 (in thousands) follows:

	Year Ended December 31,
	2013	2012	2011
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$16,246	$38,087	$34,100
Interest expense	1,906	1,314	1,446
Deferred financing cost write-off	—	765	—
Interest income	(30)	(83)	(112)
Income tax expense	11,049	18,751	19,389
Depreciation	8,065	5,657	4,739
Amortization of intangible assets	9,336	6,654	10,062
Change in acquisition related contingencies	197	48	3,127
Impairment of goodwill	7,728	—	—
Non-cash stock compensation expense	8,131	6,130	4,676
Deferred revenue adjustment	1,773	—	—
Impairment of intangible and fixed assets	8,156	—	—
Other	35	62	124
Adjusted EBITDA	$72,592	$77,385	$77,551

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$49,365	$54,661	$64,494
Interest expense	1,906	1,314	1,446
Amortization of deferred financing costs	(264)	(315)	(461)
Interest income	(30)	(83)	(112)
Income tax expense	11,049	18,751	19,389
Deferred income taxes	7,482	4,406	474
Change in accrual for unrecognized tax benefits	(116)	1,367	525
Change in accounts receivable	1,438	3,253	3,730
Change in deferred revenue	(2,378)	(5,581)	(11,672)
Payment of Rigzone acquisition contingency	—	—	4,660
Deferred revenue adjustment	1,773	—	—
Changes in working capital and other	2,367	(388)	(4,922)
Adjusted EBITDA	$72,592	$77,385	$77,551
Free Cash Flow
We define free cash flow as net cash provided by operating activities adding back the portion of payment of Rigzone acquisition contingency included in operating activities on the cash flows statement minus capital expenditures. We believe free cash flow is an important non-GAAP measure for management and investors as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness or repurchase our common stock. We use free cash flow as a measure to reflect cash available to service our debt as well as to fund our expenditures. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities is free cash flow does not represent the total increase or decrease in the cash balance from operations for the period since it includes cash used for capital expenditures during the period and is adjusted for acquisition related payments within operating cash flows.

We have summarized our free cash flow for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$49,365	$54,661	$64,494
Add: Portion of payment of Rigzone acquisition contingency included in operating activities	—	—	4,660
Purchases of fixed assets	(10,555)	(5,902)	(7,776)
Free cash flow	$38,810	$48,759	$61,378
Cash Flows
We have summarized our cash flows for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2013	2012	2011
Cash from operating activities	$49,365	$54,661	$64,494
Cash from investing activities	(66,967)	(33,939)	(10,614)
Cash from financing activities	16,439	(36,829)	(41,595)
We have financed our operations primarily through cash provided by operating activities. At December 31, 2013, we had cash, cash equivalents and investments of $39.4 million compared to $42.2 million at December 31, 2012. Investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. Cash and cash equivalents held in non-U.S. jurisdictions totaled approximately $32.2 million at December 31, 2013. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal sources of liquidity are cash, cash equivalents and investments, as well as the cash flow that we generate from our operations. In addition, externally, we had $131.0 million in borrowing capacity under our Credit Agreement at December 31, 2013. We believe that our existing cash, cash equivalents, investments, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Comparison of Years Ended December 31, 2013 and 2012
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairment of goodwill and intangible assets, and the effect of changes in working capital. Net cash provided by operating activities was $49.4 million and $54.7 million for the years ended December 31, 2013 and 2012, respectively. The cash provided by operating activities during the 2013 period decreased primarily due to a slow down in sales. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flow from operations.
Investing Activities
During the year ended December 31, 2013, cash used by investing activities was $67.0 million compared to cash used of $33.9 million in the year ended December 31, 2012. Cash used by investing activities in the year ended December 31, 2013 was primarily attributable to the $58.6 million in cash used to purchase the businesses of onTargetjobs and The IT Job Board.

Cash used by investing activities in the year ended December 31, 2012 was primarily attributable to the $30.8 million used to purchase Slashdot Media assets and the WorkDigital acquisition.

Financing Activities
Cash used for financing activities during the years ended December 31, 2013 and 2012 was $16.4 million and $36.8 million, respectively. The cash provided during the current period was primarily due to $103.0 million in proceeds from long-term debt, partially offset by $55.7 million of payments to repurchase the Company’s common stock and $30.0 million used in repayment of long-term debt. During the year ended December 31, 2012, the cash used was primarily due to $68.2 million of payments to repurchase the Company’s common stock and $23.5 million used in repayment of long-term debt, partially offset by $54.5 million in proceeds from long-term debt.
Comparison of Years Ended December 31, 2012 and 2011
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $54.7 million and $64.5 million for the years ended December 31, 2012 and 2011, respectively. The cash provided by operating activities during these periods decreased primarily due to a slow down in sales beginning in the second quarter of 2012 compared to 2011. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flow from operations.
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
Financings and Capital Requirements

Credit Agreement
In October 2013, we entered into a new Credit Agreement, which provides for a $50.0 million term loan facility and a revolving loan facility of $200.0 million, with both facilities maturing in October 2018. The Company borrowed $65.0 million under the new Credit Agreement to repay in full all outstanding indebtedness under the previously existing credit facility dated June 2012, terminating that facility. A portion of the proceeds was also used to pay certain costs associated with the Credit Agreement and for working capital purposes.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio.
Quarterly payments of principal are required on the term loan facility, commencing in the first quarter of 2014. The facilities may be prepaid at any time without penalty and payments on the term loan facility result in a permanent reduction.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2013, our consolidated leverage ratio was 1.56 to 1.0 and was required to be less than 3.0 to 1.0. Our consolidated interest coverage ratio was 26.2 to 1.0 and was required to be greater than 3.5 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2013, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 8 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
In October 2013, we filed a registration statement on Form S-3 (File No. 333-191962) with the SEC, as amended by Amendment No. 1 to Form S-3 dated December 13, 2013, that allows the Company to offer, from time to time, up to an aggregate of 50,000,000 shares of the Company’s common stock or preferred stock, or any combination thereof, in one or more offerings in amounts, at prices and on terms that DHI determines at the time of the offering. In addition, the selling stockholders may offer, from time to time and in one or more offerings, up to 21,543,135 shares of the Company’s common stock. On January 7, 2014, the Company’s registration statement was declared effective.
Other Capital Requirements
We anticipate capital expenditures in 2014 to be approximately $9 to $11 million. We intend to use operating cash flows to fund capital expenditures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of December 31, 2013:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement - term loan facility	$50,000	$2,500	$7,500	$40,000	$—
Operating lease obligations	24,994	4,159	6,259	5,385	9,191
Total contractual obligations	$74,994	$6,659	$13,759	$45,385	$9,191
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. During 2012 we entered into a lease for office space in London to replace existing office space. As of December 31, 2013, we had $50.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 8 “Indebtedness” in our consolidated financial statements for additional information related to our credit facility.

Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.19% (the rate in effect on December 31, 2013) on our current borrowings, interest payments are expected to be $6.2 million for 2014-2015, $5.8 million in 2016-2017, and $2.5 million in 2018.
We have a contingent payment of $5.0 million related to the WorkDigital acquisition that is expected to be paid in October 2014 based on delivery of certain products and achievement of certain milestones. We also have payments totaling $4.0 million to be paid by January 2015 related to The IT Job Board acquisition based on achievement of certain financial measures.
As of December 31, 2013, we recorded approximately $2.6 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2013 are $2.6 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as approximately $148,000 of its unrecognized tax benefits may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.
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
Foreign Exchange Risk
We conduct business serving 19 markets, in three languages mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Slashdot Media, The IT Job Board and onTargetjobs also conduct business outside the United States. For the years ended December 31, 2013 and 2012, approximately 21% and 20% of our revenues, respectively, were earned outside the U.S. and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the U.S. dollar and the subsequent translation of the pound sterling to U.S. dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and U.S. dollar decreased by 1.0%, the impact on our revenues during 2013 would have been a decrease of approximately $330,000.
The financial statements of our non-U.S. subsidiaries are translated into U.S. dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2013 and December 31, 2012, our translation adjustment, net of tax, decreased stockholders’ equity by $6.1 million and $9.3 million, respectively. The change from December 31, 2012 to December 31, 2013 is primarily attributable to the position of the U.S. dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of December 31, 2013, we had outstanding borrowings of $50.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2014 on our current borrowings would increase by approximately $1.2 million.
We also have interest rate risk related to our portfolio of investments and money market accounts. Our investments and money market accounts will produce less income than expected if market interest rates fall.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dice Holdings, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Dice Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dice Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 14, 2014

DICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(in thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$39,351	$40,013
Investments	—	2,201
Accounts receivable, net of allowance for doubtful accounts of $2,719 and $2,095	37,760	29,030
Deferred income taxes—current	1,399	1,609
Income taxes receivable	2,399	—
Prepaid and other current assets	3,739	3,084
Total current assets	84,648	75,937
Fixed assets, net	18,612	11,158
Acquired intangible assets, net	84,905	62,755
Goodwill	230,190	202,944
Deferred financing costs, net of accumulated amortization of $378 and $131	1,685	1,078
Other assets	601	358
Total assets	$420,641	$354,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$27,468	$16,552
Deferred revenue	77,394	69,404
Current portion of acquisition related contingencies	5,751	4,926
Current portion of long-term debt	2,500	—
Deferred income taxes—current	123	—
Income taxes payable	400	3,817
Total current liabilities	113,636	94,699
Long-term debt	116,500	46,000
Deferred income taxes—non-current	13,641	14,414
Accrual for unrecognized tax benefits	2,618	2,502
Acquisition related contingencies	4,042	4,830
Other long-term liabilities	2,392	1,147
Total liabilities	252,829	163,592
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 73,414 and 71,047 shares, respectively; outstanding: 54,634 and 58,958 shares, respectively	734	710
Additional paid-in capital	309,087	294,747
Accumulated other comprehensive loss	(6,114)	(9,294)
Accumulated earnings	32,832	16,586
Treasury stock, 18,780 and 12,090 shares, respectively	(168,727)	(112,111)
Total stockholders’ equity	167,812	190,638
Total liabilities and stockholders’ equity	$420,641	$354,230
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2013, 2012, and 2011
(in thousands, except per share amounts)

	For the year ended December 31,
	2013	2012	2011
Revenues	$213,482	$195,363	$179,130
Operating expenses:
Cost of revenues	23,429	15,687	13,024
Product development	22,437	16,225	10,316
Sales and marketing	68,799	65,033	59,111
General and administrative	36,129	27,163	23,804
Depreciation	8,065	5,657	4,739
Amortization of intangible assets	9,336	6,654	10,062
Impairment of goodwill	7,728	—	—
Impairment of intangible and fixed assets	8,156	—	—
Change in acquisition related contingencies	197	48	3,127
Total operating expenses	184,276	136,467	124,183
Operating income	29,206	58,896	54,947
Interest expense	(1,906)	(1,314)	(1,446)
Deferred financing cost write-off	—	(765)	—
Interest income	30	83	112
Other expense	(35)	(62)	(124)
Income before income taxes	27,295	56,838	53,489
Income tax expense	11,049	18,751	19,389
Net income	$16,246	$38,087	$34,100

Basic earnings per share	$0.29	$0.62	$0.52
Diluted earnings per share	$0.27	$0.59	$0.49

Weighted-average basic shares outstanding	56,473	61,192	65,809
Weighted-average diluted shares outstanding	59,476	64,604	70,053
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

	For the year ended December 31,
	2013	2012	2011
Net income	$16,246	$38,087	$34,100

Foreign currency translation adjustment	3,186	2,752	(19)
Unrealized gains (losses) on investments, net of tax of ($3), $3 and $1	(6)	6	2
Total other comprehensive income (loss)	3,180	2,758	(17)
Comprehensive income	$19,426	$40,845	$34,083
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2011	—	$—	65,952	$660	$256,246	$(11,043)	$(55,601)	$(12,035)	$178,227
Net income							34,100		34,100
Other comprehensive loss								(17)	(17)
Stock based compensation					4,676				4,676
Excess tax benefit over book expense from stock options exercised					7,762				7,762
Restricted stock issued			480	4					4
Restricted stock forfeited or withheld to satisfy tax obligations			(17)	—		(171)			(171)
Proceeds from sale of common stock			868	9	11,934				11,943
Purchase of treasury stock related to option exercises						(11,943)			(11,943)
Purchase of treasury stock under stock repurchase plan						(19,921)			(19,921)
Exercise of common stock options			2,081	21	4,535				4,556
Balance at December 31, 2011	—	—	69,364	694	285,153	(43,078)	(21,501)	(12,052)	209,216
Net income							38,087		38,087
Other comprehensive income								2,758	2,758
Stock based compensation					6,130				6,130
Excess tax benefit over book expense from stock options exercised					998				998
Restricted stock issued			972	9					9
Restricted stock forfeited or withheld to satisfy tax obligations			(62)	(1)		(423)			(424)
Purchase of treasury stock under stock repurchase plan						(68,610)			(68,610)
Exercise of common stock options			773	8	2,466				2,474
Balance at December 31, 2012	—	—	71,047	710	294,747	(112,111)	16,586	(9,294)	190,638
Net income							16,246		16,246
Other comprehensive income								3,180	3,180
Stock based compensation					8,131				8,131
Excess tax benefit over book expense from stock options exercised					2,868				2,868
Restricted stock issued			1,116	11					11
Restricted stock forfeited or withheld to satisfy tax obligations			(438)	(4)		(1,200)			(1,204)
Purchase of treasury stock under stock repurchase plan						(55,416)			(55,416)
Exercise of common stock options			1,689	17	3,341				3,358
Balance at December 31, 2013	—	$—	73,414	$734	$309,087	$(168,727)	$32,832	$(6,114)	$167,812

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

	For the year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$16,246	$38,087	$34,100
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	8,065	5,657	4,739
Amortization of intangible assets	9,336	6,654	10,062
Deferred income taxes	(7,482)	(4,406)	(474)
Amortization of deferred financing costs	264	315	461
Write-off of deferred financing costs	—	765	—
Stock based compensation	8,131	6,130	4,676
Change in acquisition related contingencies	197	48	3,127
Impairment of goodwill	7,728	—	—
Impairment of intangible and fixed assets	8,156	—	—
Loss on disposal of fixed assets	319	—	—
Change in accrual for unrecognized tax benefits	116	(1,367)	(525)
Changes in operating assets and liabilities:
Accounts receivable	(1,438)	(3,253)	(3,730)
Prepaid expenses and other assets	884	(835)	(557)
Accounts payable and accrued expenses	2,662	544	176
Income taxes receivable/payable	(6,207)	776	5,290
Deferred revenue	2,378	5,581	11,672
Payment of Rigzone acquisition contingency	—	—	(4,660)
Other, net	10	(35)	137
Net cash flows from operating activities	49,365	54,661	64,494
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(58,603)	(30,800)	—
Purchases of fixed assets	(10,555)	(5,902)	(7,776)
Purchases of investments	(3)	(1,744)	(4,988)
Maturities and sales of investments	2,194	4,507	2,150
Net cash flows from investing activities	(66,967)	(33,939)	(10,614)
Cash flows from financing activities:
Payments on long-term debt	(30,000)	(23,500)	(26,000)
Proceeds from long-term debt	103,000	54,500	—
Proceeds from sale of common stock	—	—	11,943
Purchase of treasury stock related to option exercises	—	—	(11,943)
Payments under stock repurchase plan	(55,711)	(68,220)	(19,462)
Payment of acquisition related contingencies	(5,000)	(1,557)	(8,280)
Proceeds from stock option exercises	3,358	2,474	4,556
Purchase of treasury stock related to vested restricted stock	(1,204)	(423)	(171)
Excess tax benefit over book expense from stock options exercised	2,868	998	7,762
Financing costs paid	(872)	(1,101)	—
Net cash flows from financing activities	16,439	(36,829)	(41,595)
Effect of exchange rate changes	501	883	(78)
Net change in cash and cash equivalents for the year	(662)	(15,224)	12,207
Cash and cash equivalents, beginning of year	40,013	55,237	43,030
Cash and cash equivalents, end of year	$39,351	$40,013	$55,237
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
Dice Holdings, Inc. (“DHI” or the “Company”), a Delaware corporation, was incorporated on June 28, 2005. Through predecessor companies, DHI has been in the career development business for over 23 years. The Company is a leading provider of specialized websites focused on select professional communities. Through the Company’s online communities, professionals can manage their careers by finding relevant job opportunities and by building their knowledge through original and community-shared content. The Company operates career management services for technology, engineering, financial services, healthcare, hospitality and security-cleared professionals, as well as career management and information and data services for the energy industry.

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
Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on the Dice.com, ClearanceJobs.com, TheITJobBoard.com, eFinancialCareers.com, Rigzone.com, Healthecareers.com, Biospace.com, Hcareers.com and HealthCallings.com websites. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.
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
Career fair and recruitment event booth rentals. Career fair and recruitment event revenues are derived from renting booth space to recruiters and employers. Revenue from these sales is recognized when the career fair or recruitment event is held. Certain customers purchase access to resumes obtained at these career fairs, which revenue is recognized on a per event basis over the period of the contract.

Concentration of Credit Risk—Substantially all of the Company’s cash, cash equivalents and investments have been invested in a diversified portfolio of high quality money market instruments, debt instruments of U.S. government agencies, and certificates of deposit with readily determinable quoted market values. The money market instruments are comprised of short-term bank deposits and money market funds invested in U.S. treasury securities, U.S. government agency securities, European government securities and United Kingdom government securities. The Company believes it is not exposed to any significant credit risk.
The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2013, 2012 and 2011.

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
Statements of Cash Flows—All bank deposits and money market accounts are considered cash and cash equivalents.
The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2013	2012	2011
Supplemental cash flow information:
Interest paid	$1,615	$947	$983
Taxes paid	21,395	22,705	7,384
Non-cash investing and financing activities:
Contingent consideration to be paid in cash for acquisitions	4,474	9,708	—
Capital expenditures on fixed assets included in accounts payable and accrued expenses	510	401	144
Share repurchases included in accounts payable and accrued expenses	553	852	459
Investments—The Company’s investments are comprised of highly liquid debt instruments of the U.S. government and government agencies and certificates of deposit. The inputs used in measuring fair value are quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets. Investments are classified and accounted for as available-for-sale and are reported at fair market value with the resulting net unrealized gains or losses reported as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income (Loss). If management determines that an unrealized loss is other-than-temporary, such loss will be charged to the statement of operations. There were no other-than-temporary charges during 2013, 2012 or 2011.
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
Goodwill and Indefinite-Lived Acquired Intangible Assets—Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company performs a test for impairment of goodwill and indefinite-lived intangible assets annually, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded asset is impaired. The impairment review process for goodwill compares the fair value of the reporting unit in which goodwill resides to its carrying value. The impairment review process for indefinite-lived intangible assets compares the fair value of the assets to their carrying value. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units or the intangible asset. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or indefinite-lived intangible assets. See Note 4 for discussion of impairment charges.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation—For the Company’s foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as Other Comprehensive Income (Loss). Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred.
Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2013, 2012 and 2011 was $31.1 million, $34.3 million and $30.4 million, respectively.
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
Stock-Based Compensation—The Company has a plan to grant equity awards to certain employees, consultants and directors of the Company and its subsidiaries. See Note 12.
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
New Accounting Pronouncements—In July 2012, the FASB issued ASU No. 2012-02, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, companies testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset (i.e. step 1 of the impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, the two-step impairment test would be required. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the revised guidance, and it did not have a material impact on the Company’s Consolidated Financial Statements.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2013, the FASB issued ASU No. 2013-02, which amends the guidance in ASC 220 on Comprehensive Income. Under the revised guidance, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, the effects on the line items of net income significant amounts reclassified out of AOCI but only if the amount reclassified is required under U.S. GAAP to be reclassified out of net income in its entirety in the same reporting period. This amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2012 for public companies, with early adoption permitted. The Company adopted the revised guidance January 1, 2013, and has reported significant items reclassified out of AOCI in the Notes to Consolidated Financial Statements.

3. ACQUISITIONS
2013 Acquisitions
onTargetjobs—In November 2013, the Company acquired all of the issued and outstanding shares of onTargetjobs, Inc., a leading vertical recruiting service in healthcare and hospitality. The purchase price consisted of $46.3 million, net of cash acquired. The Company borrowed $54.0 million under the Credit Agreement to fund this acquisition. The acquisition resulted in recording intangible assets of $27.6 million and goodwill of $23.8 million. The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $6.3 million were recorded at fair value of $6.3 million. The Company incurred transaction costs related to the acquisition of $1.2 million. The fair value adjustment to deferred revenue related to purchase accounting for the acquisition was $1.1 million for the year ended December 31, 2013.
The IT Job Board—In July 2013, the Company expanded its online tech recruiting business to Europe by acquiring all of the issued and outstanding shares of JobBoard Enterprises Limited, an online recruitment company in the technology industry. The purchase price consisted of £8.0 million ($12.2 million), net of cash acquired, plus deferred payments totaling £3.0 million ($4.6 million) in the aggregate, payable upon the achievement of certain operating and financial goals ending in 2014. The Company borrowed $15.0 million under the Credit Agreement to fund this acquisition. The acquisition resulted in recording intangible assets of $10.8 million and goodwill of $9.1 million. The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $1.2 million were recorded at fair value of $1.2 million. The IT Job Board acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
The assets and liabilities recognized as of the acquisition dates for onTargetjobs and The IT Job Board include (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

onTargetjobs and The IT Job Board Acquisitions
Assets:
Cash and cash equivalents	$8,200
Accounts receivable	7,558
Acquired intangible assets	38,410
Goodwill	32,935
Fixed assets	5,688
Other assets	1,195
Assets acquired	93,986

Liabilities:
Accounts payable and accrued expenses	$9,577
Deferred revenue	5,465
Deferred income taxes	7,160
Fair value of contingent consideration	4,474
Liabilities assumed	26,676

Net Assets Acquired	$67,310
Goodwill results from the expansion of the Company’s market share in the Healthcare, Hospitality and Tech & Clearance verticals, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of The IT Job Board and onTargetjobs into the Company’s existing operations. The amount of goodwill expected to be deductible for tax purposes is $3.9 million.
Pro forma Information (Unaudited)—The following pro forma consolidated results of operations are presented as if the acquisition of onTargetjobs was completed as of January 1, 2012:

	For the year ended December 31,
	2013	2012

Revenues	$246,956	$233,724
Net income	18,143	38,229
Basic earnings per share	$0.32	$0.62
The pro forma financial information represents the combined historical operating results of the Company and onTargetjobs with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets and the related income tax impacts of such adjustments. The Consolidated Statements of Operations for the year ended December 31, 2013 include revenues from the onTargetjobs acquisition of $4.5 million and an operating loss of $2.9 million. The operating loss was primarily attributable to amortization of intangible assets of $1.6 million.
The pro forma financial information does not include adjustments for The IT Job Board, as it is not individually or collectively material to the Company’s results.
2012 Acquisitions
FINS.com—In June 2012, the Company purchased certain assets of FINS.com, resulting in recording of identifiable intangible assets for candidate database, mobile application technology and brand names. Refer to Note 7 “Acquired Intangible Assets, Net.” The FINS.com acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Slashdot Media—In September 2012, the Company purchased certain assets of Geeknet, Inc.’s online media business, which is comprised of the Slashdot, SourceForge and Freecode websites. The purchase price consisted of $20.0 million in cash. The acquisition resulted in recording intangible assets of $9.7 million and goodwill of $6.2 million. The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $5.1 million were recorded at fair value of $4.8 million. Certain assets were impaired in 2013. Refer to Note 4.
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
Goodwill results from the expansion of the Company’s market share in the Tech & Clearance and Finance verticals, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of FINS.com, Slashdot Media and WorkDigital into the Company’s existing operations. The amount of goodwill expected to be deductible for tax purposes is $6.3 million.
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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The pro forma financial information does not include adjustments for the FINS.com and WorkDigital acquisitions, as they are not individually or collectively material to the Company’s results.

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
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 3 “Acquisitions.” The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should delivery of certain product enhancements occur. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. A 2% discount rate is used to fair value the expected payments. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. The expense is included in Change in Acquisition Related Contingencies on the Consolidated Statements of Operations.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of December 31, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$15,610	$—	$—	$15,610
Contingent consideration to be paid in cash for the acquisitions	—	—	9,793	9,793

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2012
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,820	$—	$—	$11,820
Investments	—	2,201	—	2,201
Contingent consideration to be paid in cash for the acquisitions	—	—	9,756	9,756

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Contingent consideration for acquisitions
Balance at beginning of period	$9,756	$1,557	$11,370
Additions for acquisitions	4,474	9,708	—
Cash payments	(5,000)	(1,557)	(12,940)
Change in estimates included in earnings	197	48	3,127
Change due to foreign exchange rate changes	366	—	—
Balance at end of period	$9,793	$9,756	$1,557

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
Goodwill—The Company determines whether the carrying value of recorded goodwill is impaired for each reporting unit on an annual basis or more frequently if indicators of potential impairment exist for each reporting unit. The annual impairment test for the goodwill is performed on the following reporting units:

Reporting Unit	Annual Impairment Test Date	Impairment Indicated
Tech & Clearance	August 31	No
Energy	October 31	No
Finance	October 31	No
Slashdot Media	October 31	Yes
Health Callings	October 31	Yes
Work Digital	October 31	No
Impairment was noted at Health Callings and Slashdot Media, as discussed below. Goodwill resulting from the 2013 acquisitions of The IT Job Board and onTargetjobs will be tested annually for impairment beginning on October 31, 2014. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value.
Impairment—Goodwill impairment of $6.3 million was recorded during the year ended December 31, 2013 at the Slashdot Media reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology. Cash flow projections for this reporting unit decreased during the fourth quarter of 2013 due to a decline in financial performance and future expectations for the business. The charge is reflected as Impairment of Goodwill on the Consolidated Statements of Operations.
$1.4 million was recorded during the year ended December 31, 2013 for the impairment of goodwill at the Health Callings reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology. During the fourth quarter of 2013, the Company determined that the Health Callings brand and website would be merged into the recently acquired HEALTHeCAREERS website. Cash flow projections for Health Callings as a separate reporting unit were not sufficient to support the goodwill recorded. The charge is reflected as Impairment of Goodwill on the Consolidated Statements of Operations. The impairment of goodwill related to Slashdot Media and Health Callings was deductible for tax purposes.
As required under FASB ASC 360, Impairment or Disposal of Long-Lived Assets, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The long-lived assets of both Health Callings and Slashdot Media were tested for recoverability due to the downturn in the current and expected future financial performance of the reporting units. This process resulted in an impairment of unamortized intangible assets of $7.2 million at Slashdot Media, capitalized website development costs of $564,000 at Slashdot Media and capitalized website development costs of $352,000 at Health Callings. As of December 31, 2013, there was no goodwill or intangible assets remaining on the balance sheet for Slashdot Media and Health Callings. Slashdot Media is included in Corporate & Other and Health Callings is included in the Healthcare segment.
The impairment charges during the year ended December 31, 2013 are as follows (in thousands):

	Slashdot Media	Health Callings
Summary of impairment charges:
Goodwill	$6,283	$1,445
Intangible assets	7,240	—
Fixed assets	564	352
Total	$14,087	$1,797

Indefinite-lived Intangible Assets—The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company determines whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test is performed annually as of August 31 and last resulted in no impairment. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology, which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Changes in Company strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    INVESTMENTS
DHI’s investments are stated at fair value. These investments are available-for-sale. The Company held no investments as of December 31, 2013. The following tables summarize the Company’s investments as of 2012 (in thousands):

	As of December 31, 2012
	Maturity	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	Within one year	1,210	4	1,214
Certificates of deposit	1 to 5 years	982	5	987
Total		$2,192	$9	$2,201

6.    FIXED ASSETS, NET
Fixed assets, net consist of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Computer equipment and software	$18,503	$21,318
Furniture and fixtures	3,515	1,464
Leasehold improvements	1,884	1,405
Capitalized website development costs	9,159	7,218
	33,061	31,405
Less: Accumulated depreciation and amortization	(14,449)	(20,247)
Fixed assets, net	$18,612	$11,158

The Company experienced an increase in fixed assets from December 31, 2012 to December 31, 2013 primarily due to the investment in an integrated business systems platform, as well as capitalized website development costs and the acquisition of onTargetjobs and The IT Job Board, $4.6 million and $1.0 million, respectively. Offsetting the increase was the write off of the net assets of business systems no longer in use of $319,000 and assets associated with capitalized website development of Slashdot Media and Health Callings, of $564,000 and $352,000, respectively.

7.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of December 31, 2013
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$21,000	$4,028	$25,028	$(17,566)	$(35)	$(1,374)	$6,053	3.5 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	19,115	6,651	25,766	(10,541)	(505)	(1,929)	12,791	6.2 years
Customer lists	45,213	14,500	59,713	(40,255)	(840)	(3,281)	15,337	5.3 years
Candidate and content database	30,341	10,513	40,854	(30,615)	329	(656)	9,912	2.8 years
Order backlog	—	2,718	2,718	(906)	—	—	1,812	0.5 years
Acquired intangible assets, net	$154,669	$38,410	$193,079	$(99,883)	$(1,051)	$(7,240)	$84,905

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2012
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$21,000	$(15,156)	$(53)	$5,791	3.7 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	19,115	(8,930)	(490)	9,695	6.0 years
Customer lists	45,213	(38,624)	(729)	5,860	4.8 years
Candidate and content database	30,341	(27,884)	(48)	2,409	2.8 years
Acquired intangible assets, net	$154,669	$(90,594)	$(1,320)	$62,755

Identifiable intangible assets for The IT Job Board and onTargetjobs acquisitions are included in the total cost as of December 31, 2013. The weighted-average amortization period for the technology, trademarks and brand names, customer lists, candidate and content database and order backlog are 3.0 years, 6.9 years, 8.0 years, 2.8 years and 0.5 years, respectively.
The long-lived assets of both Health Callings and Slashdot Media were tested for recoverability due to the downturn in the current and expected future financial performance of the reporting units. This process resulted in an impairment of unamortized intangible assets of $7.2 million at Slashdot Media. Refer to Note 4.
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
Based on the carrying value of the acquired finite-lived intangible assets recorded as of December 31, 2013, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

2014	$13,472
2015	10,430
2016	6,409
2017	3,536
2018	2,977
2019 and thereafter	9,081

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

8.    INDEBTEDNESS
Credit Agreement—In October 2013, the Company, together with Dice Inc. and Dice Career Solutions, Inc. (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”), which provides for a $50.0 million term loan facility and a revolving loan facility of $200.0 million, with both facilities maturing in October 2018. The Company borrowed $65.0 million under the new Credit Agreement to repay all outstanding indebtedness under the previously existing credit facility dated June 2012, terminating that facility. A portion of the proceeds was also used to pay certain costs associated with the Credit Agreement and for working capital purposes.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2013, our consolidated leverage ratio was 1.56 to 1.0 and was required to be less than 3.0 to 1.0. Our consolidated interest coverage ratio was 26.2 to 1.0 and was required to be greater than 3.5 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2013, the Company was in compliance with all of the financial covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by three of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc., Targeted Job Fairs, Inc., and Rigzone.com, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.
Debt issuance costs of $872,000 were incurred and are being amortized over the life of the loan. These costs are included in interest expense. Unamortized deferred financing costs from the previous credit facility of $878,000 will continue to be amortized over the life of the new Credit Agreement.
Previous Credit Agreement—In June 2012, the Company entered into an agreement which provided for a revolving facility of $155.0 million maturing in June 2017. The borrowers used $14.2 million of the proceeds to pay the full amount outstanding on the previously existing facility, terminating that facility.
Borrowings bore interest at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio.
The agreement contained various customary affirmative and negative covenants and also contained certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants included restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. The agreement also provided that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency.
The amounts borrowed as of December 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	December 31, 2013	December 31, 2012
Amounts Borrowed:
Term loan facility	$50,000	$—
Revolving credit facility	69,000	46,000
Total borrowed	$119,000	$46,000

Available to be borrowed under revolving facility	$131,000	$109,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	1.75%
Actual interest rates	2.19%	2.00%

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities as of December 31, 2013 are as follows (in thousands):

2014	$2,500
2015	2,500
2016	5,000
2017	5,000
2018	35,000
Total minimum payments	$50,000
Borrowings during the year ended December 31, 2013 were to fund The IT Job Board acquisition, onTargetjobs acquisition, and stock repurchases. Scheduled payments to repay the term loan of $50.0 million will commence in the first quarter of 2014. There are no scheduled amortization payments for the revolving loan facility of $200.0 million until maturity of the Credit Agreement in October 2018.

9.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$4,159
2015	3,343
2016	2,916
2017	2,860
2018	2,525
2019 and thereafter	9,191
Total minimum payments	$24,994
Rent expense was $3.2 million, $2.3 million and $1.8 million for the years ended December 31, 2013, 2012, and 2011, respectively, and is included in General and Administrative expense on the Consolidated Statements of Operations.
Litigation
The Company is subject to various claims from taxing authorities, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable and the amounts are reasonably estimable. Although the outcome of these legal matters cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material effect on the Company’s financial condition, operations or liquidity.
Tax Contingencies
The Company operates in a number of tax jurisdictions and is subject to audits and reviews by various taxation authorities with respect to income, payroll, sales and use and other taxes and remittances. The Company may become subject to future tax assessments by various authorities for current or prior periods. The determination of the Company’s worldwide provision for taxes requires judgment and estimation. There are many transactions and calculations where the ultimate tax determination is uncertain. The Company has recorded certain provisions for our tax estimates which we believe are reasonable. The accrual for unrecognized tax benefits increased by $116,000 in 2013 compared to a $1.4 million decrease in 2012. The decrease in 2012 occurred because of the expiration of the statute of limitations.

10.    EQUITY TRANSACTIONS
Offerings of Stock—On February 22, 2011, the Company completed a secondary offering of its common stock. The Company sold 868,524 shares of its common stock and selling stockholders sold an additional 7,181,476 shares of common

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock Repurchase Plans—The Company’s Board of Directors approved a stock repurchase program that permitted the Company to repurchase its common stock. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors:

Stock Repurchase Plan
	I	II	III	IV
Approval Date	August 2011	March 2012	January 2013	December 2013
Authorized Repurchase Amount of Common Stock	$30 million	$65 million	$50 million	$50 million
Effective Dates	August 2011 to March 2012	March 2012 to March 2013	March 2013 to December 2013	December 2013 to present
The Company is currently under Stock Repurchase Plan IV, which will be in effect for up to one year. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the years ended December 31, 2013, 2012 and 2011, purchases of the Company’s common stock pursuant to the Stock Repurchase Plans were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Year Ended December 31, 2013	6,561,747	$8.45	$55,416,000	$48,849,000
Year Ended December 31, 2012	7,748,689	8.85	68,610,000	6,466,000
Year Ended December 31, 2011	2,339,195	8.52	19,921,000	10,079,000
Approximately $553,000 and $852,000 of share repurchases had not settled as of December 31, 2013 and December 31, 2012, respectively, and are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet.
Convertible Preferred Stock—The Company has 20 million shares of convertible preferred stock authorized, with a $0.01 par value. No shares have been issued and outstanding since prior to our initial public offering in 2007. The rights, preferences, privileges and restrictions granted to and imposed on the convertible preferred stock are as set forth below. These provisions are related to the preferred stock that was outstanding during the period. The Company currently has no preferred stock outstanding. The Company’s amended and restated certificate of incorporation permits the terms of any preferred stock to be determined at the time of issuance.
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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Dividends—No dividends have been issued in 2013, 2012 or 2011. Our Credit Agreement limits our ability to issue dividends. Refer to Note 8 “Indebtedness”.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The Company had no amounts reclassified out of accumulated other comprehensive income. The unrealized gain (loss) on investments available-for-sale and foreign currency translation adjustments impact comprehensive income (loss). Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	Year ended December 31,
	2013	2012	2011
Unrealized gains on securities:
Balance at beginning of year	$9	$3	$1
Unrealized gains (losses) for the year, net of tax	(6)	6	2
Balance at end of year	3	9	3
Foreign currency translation:
Balance at beginning of year	(9,303)	(12,055)	(12,036)
Translation adjustments	3,186	2,752	(19)
Balance at end of year	(6,117)	(9,303)	(12,055)
Total:
Balance at beginning of year	(9,294)	(12,052)	(12,035)
Total adjustments for the year	3,180	2,758	(17)
Balance at end of year	$(6,114)	$(9,294)	$(12,052)

12.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options and restricted stock to certain employees, consultants and directors. Compensation expense for stock-based awards made to employees, directors and consultants in return for service is recorded in accordance with Compensation-Stock Compensation of the FASB ASC. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.
The Company recorded stock based compensation expense of $8.1 million, $6.1 million, and $4.7 million, respectively, during the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there was $15.3 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock—Restricted stock is granted to employees, consultants of the Company and its subsidiaries, and to non-employee members of the Company’s Board. These shares are part of the compensation plan for services provided by the employees, consultants, or Board members. The closing price of the Company’s stock on the date of grant was used to determine the fair value of the grants. The expense related to the restricted stock grants is recorded over the vesting period. There was no cash flow impact resulting from the grants.
The restricted stock vests in various increments on the anniversaries on each grant, subject to the recipient’s continued employment or service through each applicable vesting date. Vesting occurs over one year for Board members and over four years for employees and consultants.
A summary of the status of restricted stock awards as of December 31, 2013 and 2012, and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the year	1,305,369	$10.09	550,250	$12.98	140,000	$6.59
Granted—Restricted Stock	1,116,000	$9.67	971,800	$8.94	480,000	$14.29
Forfeited during the year	(437,813)	$9.99	(61,625)	$10.73	(16,750)	$14.50
Vested during the year	(423,181)	$10.15	(155,056)	$12.89	(53,000)	$7.42
Non-vested at end of year	1,560,375	$9.81	1,305,369	$10.09	550,250	$12.98

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants.

	Year Ended December 31,
	2013	2012	2011
The weighted average fair value of options granted	$3.51	$3.68	$6.33
Dividend yield	—%	—%	—%
Weighted average risk free interest rate	1.03%	0.80%	2.14%
Weighted average expected volatility	42.29%	49.92%	50.16%
Expected life (in years)	4.6	4.6	4.6

A summary of the status of options granted as of December 31, 2013, 2012 and 2011, and the changes during the years then ended is presented below:

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	8,780,400	$4.67	$41,236,574
Granted	1,087,000	$9.59	—
Exercised	(1,688,079)	$1.99	$12,042,458
Forfeited	(642,720)	$9.90	—
Options outstanding at December 31	7,536,601	$5.53	$17,493,907
Exercisable at December 31	6,275,243	$4.77	$17,413,337
Options expected to vest at December 31	1,139,090	$9.36

	Year Ended December 31, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	8,826,199	$4.19	$38,284,701
Granted	800,500	$8.81	—
Exercised	(772,986)	$3.20	$4,893,058
Forfeited	(73,313)	$7.40	—
Options outstanding at December 31	8,780,400	$4.67	$41,236,574
Exercisable at December 31	7,240,729	$3.90	$38,974,435

	Year Ended December 31, 2011
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	10,763,097	$3.57	$116,085,316
Granted	296,000	$14.43	—
Exercised	(2,081,332)	$2.19	$25,011,227
Forfeited	(151,566)	$7.36	—
Options outstanding at December 31	8,826,199	$4.19	$38,284,701
Exercisable at December 31	6,994,787	$3.51	$33,538,128

The weighted-average remaining contractual term of options exercisable at December 31, 2013 is 2.4 years. The following table summarizes information about options outstanding as of December 31, 2013:

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	408,391	1.7	408,391
$ 1.00 - $ 3.99	2,161,502	1.8	2,161,502
$ 4.00 - $ 5.99	581,945	2.8	581,945
$ 6.00 - $ 8.99	3,346,460	3.1	2,869,781
$ 9.00 - $ 14.50	1,038,303	5.7	253,624
	7,536,601		6,275,243

13.    INCOME TAXES
Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$148	$84
Allowance for doubtful accounts	1,075	594
Provision for accrued expenses and other, net	438	897
Stock based compensation	6,051	5,707
Capital loss	—	807
Deferred revenue	(262)	77
Tax credit carryforward	28	—
	7,478	8,166
Less valuation allowance	—	807
Deferred tax asset, net of valuation allowance	7,478	7,359
Deferred tax liabilities:
Acquired intangibles	(18,763)	(18,199)
Depreciation of fixed assets	(1,080)	(1,965)
Deferred tax liabilities	(19,843)	(20,164)
Net deferred tax liability	$(12,365)	$(12,805)
Recognized in Consolidated Balance Sheets:
Deferred tax asset—current	$1,399	$1,609
Net deferred tax liability—current	(123)	—
Net deferred tax liability—non-current	(13,641)	(14,414)
Net deferred tax liability	$(12,365)	$(12,805)
At December 31, 2013 and 2012, the Company had a $0 and $807,000, respectively, deferred tax asset related to a capital loss carryforward. The capital loss could only be offset against capital gains and expired in the 2013 tax year. The Company had recorded a deferred tax asset valuation allowance fully offsetting the capital loss at December 31, 2012.
Tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012	2011
Current income tax expense:
Federal	$16,372	$19,617	$14,837
State	1,511	1,352	1,041
Foreign	(2,528)	2,179	3,970
Current income tax expense	15,355	23,148	19,848
Deferred income tax expense (benefit):
Federal	(4,735)	(3,960)	363
State	(350)	(165)	40
Foreign	779	(272)	(862)
Deferred income tax expense (benefit)	(4,306)	(4,397)	(459)
Income tax expense	$11,049	$18,751	$19,389

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Tax effect of permanent items	0.8%	0.4%	2.8%
State taxes, net of federal effect	4.0%	1.4%	1.7%
Difference between foreign and U.S. rates	(0.5)%	(1.7)%	(2.5)%
Change in unrecognized tax benefits	1.1%	(2.4)%	(1.0)%
Other	0.1%	0.3%	0.2%
Effective tax rate	40.5%	33.0%	36.2%
The Company’s income (loss) before tax from foreign entities was $(5.7) million, $8.0 million and $12.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company plans to continue to finance expansion and operating requirements of subsidiaries outside the U.S. through reinvestment of the undistributed earnings of these subsidiaries (approximately $43 million at December 31, 2013), and taxes that would result from potential distributions have not been provided. If earnings were distributed, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the United States.
An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2013 and 2012 the Company has recorded a liability of $2.6 million and $2.5 million, respectively, which consists of unrecognized tax benefits of $2.4 million and $2.2 million, respectively, and estimated accrued interest and penalties of $259,000 and $311,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2013, 2012 and 2011, interest and penalties recorded in the consolidated statements of operations were $(52,000), $(50,000) and $100,000, respectively. Following is a reconciliation of the amounts of unrecognized tax benefits for the year ended December 31, 2013, 2012 and 2011 (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012	2011
Unrecognized tax benefits—beginning of period	$2,191	$3,508	$4,133
Gross increases in tax positions related to current year	453	551	176
Gross increases in tax positions related to prior year	233	353	338
Settlements with taxing authorities	(301)	(88)	—
Lapse of statute of limitations	(217)	(2,133)	(1,139)
Unrecognized tax benefits—end of period	$2,359	$2,191	$3,508
The balance of unrecognized tax benefits of $2.6 million and $2.5 million, as of December 31, 2013 and 2012, respectively, if recognized, would affect the effective tax rate.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The Company is generally no longer subject to examinations by tax authorities for its U.S. federal and foreign tax returns for years prior to 2010; or for its U.S. state and local tax returns for years prior to 2009. The Company believes it is reasonably possible that as much as approximately $148,000 of its unrecognized tax benefits may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.

14.    EMPLOYEE SAVINGS PLAN
The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $1.2 million, $856,000, and $778,000 for the years ended December 31, 2013, 2012 and 2011, respectively, to match employee contributions to the Savings Plan.

15.    SEGMENT INFORMATION
The Company changed its reportable segments during the fourth quarter of 2013 to reflect the current operating structure. Accordingly, all prior periods have been recast to reflect the current segment presentation.
The Company has five reportable segments: Tech & Clearance, Finance, Energy, Healthcare and Hospitality. The Tech & Clearance reportable segment includes the Dice.com, ClearanceJobs.com, and The IT Job Board (since the date of acquisition) services, as well as related career fairs. The Finance reportable segment includes the eFinancialCareers service worldwide. The Energy reportable segment includes the Rigzone service and related career fairs. The Healthcare reportable segment includes Health Callings, HEALTHeCAREERS and BioSpace (since the date of acquisition of HEALTHeCAREERS and BioSpace) services. The Hospitality reportable segment includes Hcareers (since the date of acquisition) and does not require recast as it was new in the year ended 2013. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates revenue from sales of recruitment packages and related services.
The Company has other services and activities that individually, with the one exception noted below, are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media and WorkDigital and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment. Slashdot Media exceeded the 10% threshold for operating income in 2013 due to an impairment of goodwill and intangible assets of $13.5 million. Revenues and operating loss for Slashdot Media for 2013 were $15.9 million and $15.5 million, respectively. Due to the nature of this occurrence, Slashdot Media is included in the “Corporate & Other” category in the tables below.
The Company’s foreign operations are comprised of The IT Job Board operations and a portion of the eFinancialCareers and Rigzone services, which operate in Europe, the financial centers of the Gulf Region of the Middle East and Asia Pacific. The Company’s foreign operations also include Hcareers (since the date of acquisition), which operates in Canada.
The following table shows the segment information for the years ended December 31, 2013, 2012, and 2011 (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012	2011
By Segment:
Revenues:
Tech & Clearance	$131,924	$129,185	$116,406
Finance	34,997	38,373	44,970
Energy	23,503	19,865	15,936
Healthcare	5,563	2,493	1,818
Hospitality	1,389	—	—
Corporate & Other	16,106	5,447	—
Total revenues	$213,482	$195,363	$179,130

Depreciation:
Tech & Clearance	$5,254	$4,295	$3,852
Finance	523	607	529
Energy	119	92	98
Healthcare	729	244	208
Hospitality	45	—	—
Corporate & Other	1,395	419	52
Total depreciation	$8,065	$5,657	$4,739

Amortization:
Tech & Clearance	$1,703	$—	$—
Finance	425	387	811
Energy	3,100	5,201	8,472
Healthcare	1,285	274	779
Hospitality	389	—	—
Corporate & Other	2,434	792	—
Total amortization	$9,336	$6,654	$10,062

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013	2012	2011

Operating income (loss):
Tech & Clearance	$59,975	$66,503	$58,576
Finance	6,790	10,391	17,893
Energy	6,275	2,188	(5,171)
Healthcare	(4,773)	(2,057)	(2,583)
Hospitality	(1,036)	—	—
Corporate & Other	(38,025)	(18,129)	(13,768)
Operating income	29,206	58,896	54,947
Interest expense	(1,906)	(1,314)	(1,446)
Deferred financing cost write-off	—	(765)	—
Interest income	30	83	112
Other expense	(35)	(62)	(124)
Income before income taxes	$27,295	$56,838	$53,489

Capital expenditures:
Tech & Clearance	$8,183	$3,196	$6,815
Finance	314	1,038	513
Energy	403	34	118
Healthcare	701	254	116
Hospitality	—	—	—
Corporate & Other	1,527	1,827	369
Total capital expenditures	$11,128	$6,349	$7,931

By Geography:
Revenues:
U.S.	$169,662	$155,834	$136,738
Non- U.S.	43,820	39,529	42,392
Total revenues	$213,482	$195,363	$179,130

	December 31, 2013	December 31, 2012	December 31, 2011
Total assets:
Tech & Clearance	$180,366	$175,812	$160,745
Finance	89,213	92,513	104,490
Energy	52,374	53,203	56,346
Healthcare	28,679	2,201	2,606
Hospitality	38,600	—	—
Corporate & Other	31,409	30,501	2,191
Total assets	$420,641	$354,230	$326,378
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2013 and 2012 and the changes in goodwill for the years ended (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Tech & Clearance	Finance	Energy	Healthcare	Hospitality	Corporate & Other	Total

Goodwill	$86,644	$70,362	$35,104	$1,445	$—	$24,137	$217,692
Accumulated impairment losses	—	(7,213)	—	—	—	—	(7,213)
Accumulated foreign currency translation adjustments	—	(7,834)	—	—	—	299	(7,535)
Goodwill at December 31, 2012	$86,644	$55,315	$35,104	$1,445	$—	$24,436	$202,944
Goodwill acquired during the year	9,130	—	—	6,269	17,536	—	32,935
Impairment of goodwill	—	—	—	(1,445)	—	(6,283)	(7,728)
Foreign currency translation adjustment	745	939	—	—	(80)	435	2,039
Goodwill at December 31, 2013	$96,519	$56,254	$35,104	$6,269	$17,456	$18,588	$230,190

Balance at December 31, 2013
Goodwill	$95,774	$70,362	$35,104	$7,714	$17,536	$24,137	$250,627
Accumulated impairment losses	—	(7,213)	—	(1,445)	—	(6,283)	(14,941)
Accumulated foreign currency translation adjustments	745	(6,895)	—	—	(80)	734	(5,496)
	$96,519	$56,254	$35,104	$6,269	$17,456	$18,588	$230,190

Goodwill acquired during the year ended December 31, 2013 was the result of The IT Job Board and onTargetjobs acquisitions. Goodwill impairment of $6.3 million and $1.4 million was recorded during the year ended December 31, 2013 at the Slashdot Media and Health Callings reporting units, respectively, as discussed in Note 4 of the financial statements. Goodwill acquired during the year ended 2012 was the result of the Slashdot Media, WorkDigital and FINS.com acquisitions.

16.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive, except in periods where losses are presented because the effects of common stock equivalents are anti-dilutive. Options to purchase approximately 2.7 million, 1.2 million and 237,000 shares were outstanding during the years ended December 31, 2013, 2012 and 2011, respectively, but were excluded from the calculation of diluted EPS for the years then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	2013	2012	2011
Income from continuing operations—basic and diluted	$16,246	$38,087	$34,100

Weighted-average shares outstanding—basic	56,473	61,192	65,809
Add shares issuable upon exercise of stock options	3,003	3,412	4,244
Weighted-average shares outstanding—diluted	59,476	64,604	70,053

Basic earnings per share	$0.29	$0.62	$0.52
Diluted earnings per share	$0.27	$0.59	$0.49

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 2013 and 2012:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2013
Revenues	$50,435	$52,013	$52,616	$58,418
Total operating expenses	38,980	39,312	41,100	63,968
Operating income (loss)	$11,455	$12,701	$11,516	$(5,550)	[2]

Net income (loss)	$7,075	$7,973	$7,058	$(5,860)
Basic earnings (loss) per common share	$0.12	$0.14	$0.12	$(0.11)	[1]
Diluted earnings (loss) per common share	$0.12	$0.13	$0.12	$(0.11)	[1]

2012
Revenues	$46,132	$48,455	$48,038	$52,738
Total operating expenses	32,237	32,776	33,331	38,123
Operating income	$13,895	$15,679	$14,707	$14,615

Net income	$8,619	$9,454	$11,001	$9,013
Basic earnings per common share	$0.13	$0.15	$0.18	$0.15	[1]
Diluted earnings per common share	$0.13	$0.14	$0.17	$0.15

____________________

[1]	Due to rounding, the sum of the quarters may not equal the full year amount.

[2]
Impairment of goodwill, intangible assets and fixed assets of $15.9 million was recorded during the three months ended December 31, 2013 related to the Slashdot Media and Health Callings reporting units.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
We acquired onTargetjobs in the fourth quarter of 2013. OnTargetjobs represented approximately 15% of our total assets as of December 31, 2013 and 2% of our revenues for the year ended December 31, 2013. As the acquisition occurred during 2013, the scope of our assessment of the effectiveness of internal control over financial reporting does not include onTargetjobs. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2013 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dice Holdings, Inc.
New York, New York
We have audited the internal control over financial reporting of Dice Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at onTargetJobs, which was acquired on November 7, 2013 and whose financial statements represented approximately 15% of total assets and 2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at onTargetJobs. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 14, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 14, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth below, the information called for by Item 10 will be set forth in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2013 and is incorporated herein by reference.
Executive Officers of the Company
Set forth below is information relating to the Company’s executive officers as of January 31, 2014.

Name	Age	Position
Michael P. Durney	51	President and Chief Executive Officer
John J. Roberts	47	Chief Financial Officer
Klavs Miller	44	Senior Vice President, Technology
Pam Bilash	55	Senior Vice President, Human Resources
Brian P. Campbell	49	Vice President, Business and Legal Affairs, General Counsel and Secretary
Shravan Goli	43	President, Dice
James Bennett	43	Global Managing Director—eFinancialCareers
Michael P. Durney has been President and Chief Executive Officer, as well as a director of the Company since September 2013. Mr. Durney joined our predecessor, Dice Inc., in May 2000 as the Company’s Chief Financial Officer and held that position, as well as other operating roles until he became President and CEO. Previously, Mr. Durney had strategic and operational leadership responsibility for all of our industry-focused services, including eFinancialCareers, Health Callings and Rigzone, the latter of which he led since the acquisitions of our oil and gas brands in 2010. Prior to joining the Company, he held the position of Vice President and Controller of USA Networks, Inc. (now known as IAC/InterActiveCorp.) from 1998 to 2000. Mr. Durney’s previous experience includes being the Chief Financial Officer of Newport Media, Inc. from 1996 to 1998, Executive Vice President, Finance of Hallmark Entertainment, Inc. from 1994 to 1996 and Vice President, Controller of Univision Television Group, Inc. from 1989 to 1994. Mr. Durney started his finance career at the accounting firm of Arthur Young & Company in 1983 and is a licensed Certified Public Accountant in the state of New York. Mr. Durney holds a B.S. degree in accounting from the State University of New York in Oswego, where he is the Chair of the Advisory Council of the School of Business and Vice Chair of the Board of Directors of the College Foundation.
John Roberts has been Chief Financial Officer since joining the Company in October 2013. He has responsibility for the Company’s financial organization, including financial and strategic planning, corporate development, accounting, financial reporting, investor relations, treasury, internal audit and tax, as well as the Company’s legal organization. Prior to joining the Company, Mr. Roberts was CFO of BrightLine, a provider of interactive television solutions, as well as CFO of OpenSky, Inc. and Mformation, Inc. Mr. Roberts served as the CFO of each of Right Media, Inc., an online advertising exchange until it was acquired by Yahoo! in 2007, Arbinet-thexchange, Inc., during its initial public offering and Razorfish, Inc. Mr. Roberts started his career at PricewaterhouseCoopers LLP where he served for more than a decade ultimately becoming Audit Partner. He graduated from Boston College with a B.S. degree in Accounting.
Klavs Miller has been Senior Vice President, Technology since January 2014, after joining the Company through its acquisition of onTargetjobs where Mr. Miller served as the Chief Information Officer since 2011. He oversees the Company’s technology-related functions, including enterprise R&D, operations, support and infrastructure. Mr. Miller started his career as a software engineer in the early 1990s, followed by various technical and management positions with international ERP company, Baan. Since then, he has held a number of senior management positions with various technology and software companies, such as InfoNow, Vericept and Quark. He holds a B.S. in Electrical Engineering from Vestjysk Teknikum, Denmark.
Pam Bilash has been the Senior Vice President, Human Resources since January 2014, having joined the Company through its acquisition of onTargetjobs where she led the Human Resources team as Executive Vice President since 2009. Ms. Bilash worked for Thomson Reuters in roles of increasing responsibility, culminating as Senior Vice President of human resources for the healthcare group. Ms. Bilash is a graduate of the University of Hartford.

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
Shravan Goli has been the President of Dice since joining the Company in March 2013. Mr. Goli is responsible for executing the growth strategy for Dice.com, ClearanceJobs and the Slashdot Media brands. Before joining the Company, Mr. Goli served as Chief Executive Officer of Dictionary.com which he joined in late 2009 as President. Earlier in 2009, Mr. Goli was General Manager (“GM”) for Social Media Business at Slide, Inc. and at Yahoo!, Mr. Goli served as GM for Yahoo! Video and as Head of Products for Yahoo! Finance from 2005 to 2009. Earlier in his career, Mr. Goli was at Microsoft from 1995 to 2005, where he started out as an early member of the MSN.com team and led the launch of several MSN services and subsequently held roles of increasing responsibility in the home and entertainment division and the business solutions group. In addition, Mr. Goli was a co-founder of Corners.in, a content-centric social networking service. Mr. Goli holds an M.B.A. from the University of Washington and an M.S. in Computer Science from the University of Maryland.
James Bennett is the Global Managing Director of eFinancialCareers. He was named to his current post in January 2012 and is responsible for charting the strategic direction for eFinancialCareers worldwide. Mr. Bennett has held roles of increasing responsibility after joining the Company in 2004, including leading web development, sales, customer relationship teams and general management in Europe and Asia-Pacific during his first eight years with the Company. He was named COO of eFinancialCareers in October 2004, became Managing Director for EMEA in January 2006 and assumed responsibility for Asia-Pacific in January 2008. Prior to joining the Company, Mr. Bennett was CTO of Virgin Wines (part of the Virgingroup), Operations Director at Thestreet.co.uk, and Ecommerce Manager at UBS. Mr. Bennett holds a BA in Accounting and Finance from the University of the West of England and a Post Graduate Diploma in Law from The College of Law.
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

10.15
Separation Agreement dated as of July 29, 2013 between Dice Holdings, Inc., Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.16
Amendment to Employment Agreement dated as of July 29, 2013 between Dice Inc., Dice Holdings, Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.17
Employment Agreement dated as of October 9, 2013 between Dice Inc. and John Roberts (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.18*
Credit Agreement dated as of October 28, 2013 among Dice Holdings, Inc., Dice Inc., Dice Career Solutions, Inc., as Borrowers, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank national Association, as Documentation Agent.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
(b)	Financial Statement Schedules.

Page
Schedule I—Financial Information of the Parent Company	91
Schedule II—Consolidated Valuation and Qualifying Accounts	96

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS
As of December 31, 2013 and 2012
(in thousands, except per share data)

	2013	2012
ASSETS
Cash and cash equivalents	$20	$5,062
Investments	—	2,201
Investment in subsidiaries	627,913	518,601
Total assets	$627,933	$525,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable to subsidiaries	$460,121	$335,226
Interest payable to subsidiaries	—	—
Total liabilities	460,121	335,226
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; issued and outstanding: 0 shares	—	—
Common stock, $.01 par value, authorized 240,000; issued 73,414 and 71,047 shares, respectively; outstanding: 54,634 and 58,958 shares, respectively	734	710
Additional paid-in capital	309,087	294,747
Accumulated other comprehensive loss	(6,114)	(9,294)
Accumulated earnings	32,832	16,586
Treasury stock, 18,780 and 12,090 shares, respectively	(168,727)	(112,111)
Total stockholders’ equity	167,812	190,638
Total liabilities and stockholders’ equity	$627,933	$525,864
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Revenues:
Equity in earnings of subsidiaries from operations	$15,823	$38,135	$34,249
Operating income	15,823	38,135	34,249
General and administrative	(11)	(14)	(10)
Interest expense	(59)	(59)	(150)
Interest income	475	—	—
Other income	18	25	11
Net income	$16,246	$38,087	$34,100
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I

DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

	For the year ended December 31,
	2013	2012	2011
Net income	$16,246	$38,087	$34,100

Foreign currency translation adjustment	3,186	2,752	(19)
Unrealized gains (losses) on investments, net of tax of ($3), $3 and $1	(6)	6	2
Total other comprehensive income (loss)	3,180	2,758	(17)
Comprehensive income	$19,426	$40,845	$34,083
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2013, 2012 and 2011
(in thousands except per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2011	—	$—	65,952	$660	$256,246	$(11,043)	$(55,601)	$(12,035)	$178,227
Net income							34,100		34,100
Other comprehensive loss								(17)	(17)
Stock based compensation					4,676				4,676
Excess tax benefit over book expense from stock options exercised					7,762				7,762
Restricted stock issued			480	4					4
Restricted stock forfeited or withheld to satisfy tax obligations			(17)	—		(171)			(171)
Proceeds from sale of common stock			868	9	11,934				11,943
Purchase of treasury stock related to option exercises						(11,943)			(11,943)
Purchase of treasury stock under stock repurchase plan						(19,921)			(19,921)
Exercise of common stock options			2,081	21	4,535				4,556
Balance at December 31, 2011	—	—	69,364	694	285,153	(43,078)	(21,501)	(12,052)	209,216
Net income							38,087		38,087
Other comprehensive income								2,758	2,758
Stock based compensation					6,130				6,130
Excess tax benefit over book expense from stock options exercised					998				998
Restricted stock issued			972	9					9
Restricted stock forfeited or withheld to satisfy tax obligations			(62)	(1)		(423)			(424)
Purchase of treasury stock under stock repurchase plan						(68,610)			(68,610)
Exercise of common stock options			773	8	2,466				2,474
Balance at December 31, 2012	—	—	71,047	710	294,747	(112,111)	16,586	(9,294)	190,638
Net income							16,246		16,246
Other comprehensive income								3,180	3,180
Stock based compensation					8,131				8,131
Excess tax benefit over book expense from stock options exercised					2,868				2,868
Restricted stock issued			1,116	11					11
Restricted stock forfeited or withheld to satisfy tax obligations			(438)	(4)		(1,200)			(1,204)
Purchase of treasury stock under stock repurchase plan						(55,416)			(55,416)
Exercise of common stock options			1,689	17	3,341				3,358
Balance at December 31, 2013	—	$—	73,414	$734	$309,087	$(168,727)	$32,832	$(6,114)	$167,812
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE I
DICE HOLDINGS, INC.
FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012, and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$16,246	$38,087	$34,100
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of operations	(15,823)	(38,135)	(34,249)
Change in interest payable	(416)	59	150
Payment of Rigzone acquisition contingency	—	—	(4,660)
Other	10	19	21
Net cash from operating activities	17	30	(4,638)
Cash flows from investing activities:
Purchase of investments	(3)	(1,744)	(4,988)
Sales of investments	2,194	4,507	2,150
Acquisition of onTargetjobs	(52,708)	—	—
Net cash from investing activities	(50,517)	2,763	(2,838)
Cash flows from financing activities:
Proceeds from notes payable to subsidiaries	57,482	70,643	36,738
Payments on notes payable to subsidiaries	(14,043)	(4,345)	(12,777)
Proceeds from long-term debt	52,708	—	—
Proceeds from sale of common stock	—	—	11,943
Purchase of treasury stock related to stock options	—	—	(11,943)
Payments under stock repurchase plan	(55,711)	(68,220)	(19,462)
Proceeds from stock option exercises	3,358	2,474	4,556
Payment of acquisition related contingencies	—	—	(8,050)
Excess tax benefit on stock option exercises	2,868	998	7,762
Other	(1,204)	(423)	(171)
Net cash from financing activities	45,458	1,127	8,596
Net change in cash and cash equivalents for the year	(5,042)	3,920	1,120
Cash and cash equivalents, beginning of year	5,062	1,142	22
Cash and cash equivalents, end of year	$20	$5,062	$1,142
See notes to the Dice Holdings, Inc. consolidated financial statements included elsewhere herein.

SCHEDULE II
DICE HOLDINGS, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2011, 2012 and 2013
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions (1)	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2011	$1,308	$475	$(268)	$1,515
Year ended December 31, 2012	1,515	623	(43)	2,095
Year ended December 31, 2013	2,095	1,892	(1,268)	2,719
Reserve for deferred tax assets:
Year ended December 31, 2011	$807	$—	$—	$807
Year ended December 31, 2012	807	—	—	807
Year ended December 31, 2013	807	(807)	—	—
Reserve for unrecognized tax benefits:
Year ended December 31, 2011	$4,394	$176	$(701)	3,869
Year ended December 31, 2012	3,869	551	(1,918)	2,502
Year ended December 31, 2013	2,502	453	(337)	2,618
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

Date:	February 14, 2014	DICE HOLDINGS, INC.
		By:	/S/ MICHAEL P. DURNEY
Michael P. Durney President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL P. DURNEY	President, Chief Executive Officer and Director	February 14, 2014
Michael P. Durney	(Principal Executive Officer)

/S/ JOHN J. ROBERTS	Chief Financial Officer	February 14, 2014
John J. Roberts	(Principal Financial and Accounting Officer)

/S/ JOHN W. BARTER	Director	February 14, 2014
John W. Barter

/S/ H. RAYMOND BINGHAM	Director	February 14, 2014
H. Raymond Bingham

/S/ PETER EZERSKY	Chairman and Director	February 14, 2014
Peter Ezersky

/S/ DAVID S. GORDON	Director	February 14, 2014
David S. Gordon

	Director	February 14, 2014
David C. Hodgson

/S/ GOLNAR SHEIKHOLESLAMI	Director	February 14, 2014
Golnar Sheikholeslami

/S/ SCOT W. MELLAND	Director	February 14, 2014
Scot W. Melland

	Director	February 14, 2014
Brian Schipper

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
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

10.15
Separation Agreement dated as of July 29, 2013 between Dice Holdings, Inc., Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.16
Amendment to Employment Agreement dated as of July 29, 2013 between Dice Inc., Dice Holdings, Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.17
Employment Agreement dated as of October 9, 2013 between Dice Inc. and John Roberts (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.18*
Credit Agreement dated as of October 28, 2013 among Dice Holdings, Inc., Dice Inc., Dice Career Solutions, Inc., as Borrowers, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank national Association, as Documentation Agent.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

*	Filed herewith