Form 10-Q
period 2014-03-31
DICE HOLDINGS, INC.
filed 2014-04-30
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2014
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
As of April 25, 2014, there were 54,316,857 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013
	Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

SIGNATURES

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I.
ITEM 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$18,041	$39,351
Accounts receivable, net of allowance for doubtful accounts of $2,916 and $2,719	44,082	37,760
Deferred income taxes—current	1,190	1,399
Income taxes receivable	559	2,399
Prepaid and other current assets	6,273	3,739
Total current assets	70,145	84,648
Fixed assets, net	17,959	18,612
Acquired intangible assets, net	94,942	84,905
Goodwill	244,833	230,190
Deferred financing costs, net of accumulated amortization of $470 and $378	1,593	1,685
Other assets	874	601
Total assets	$430,346	$420,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,869	$27,468
Deferred revenue	88,161	77,394
Current portion of acquisition related contingencies	9,050	5,751
Current portion of long-term debt	2,500	2,500
Deferred income taxes—current	117	123
Income taxes payable	1,144	400
Total current liabilities	122,841	113,636
Long-term debt	118,875	116,500
Deferred income taxes—non-current	15,721	13,641
Accrual for unrecognized tax benefits	2,771	2,618
Acquisition related contingencies	—	4,042
Other long-term liabilities	2,519	2,392
Total liabilities	262,727	252,829
Commitments and contingencies (Note 6)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 74,642 and 73,414 shares, respectively; outstanding: 54,753 and 54,634 shares, respectively	746	734
Additional paid-in capital	313,603	309,087
Accumulated other comprehensive loss	(7,200)	(6,114)
Accumulated earnings	37,227	32,832
Treasury stock, 19,889 and 18,780 shares, respectively	(176,757)	(168,727)
Total stockholders’ equity	167,619	167,812
Total liabilities and stockholders’ equity	$430,346	$420,641

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues	$60,690	$50,435
Operating expenses:
Cost of revenues	8,854	5,118
Product development	6,403	5,433
Sales and marketing	19,018	16,601
General and administrative	11,362	8,423
Depreciation	2,821	1,657
Amortization of intangible assets	4,311	1,701
Change in acquisition related contingencies	45	47
Total operating expenses	52,814	38,980
Operating income	7,876	11,455
Interest expense	(893)	(375)
Other income (expense)	(8)	9
Income before income taxes	6,975	11,089
Income tax expense	2,580	4,014
Net income	$4,395	$7,075

Basic earnings per share	$0.08	$0.12
Diluted earnings per share	$0.08	$0.12

Weighted-average basic shares outstanding	53,105	57,529
Weighted-average diluted shares outstanding	55,376	61,097
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$4,395	$7,075

Foreign currency translation adjustment	(1,086)	(4,778)
Unrealized losses on investments, net of tax of $0 and $0	—	(4)
Total other comprehensive loss	(1,086)	(4,782)
Comprehensive income	$3,309	$2,293
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,395	$7,075
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,821	1,657
Amortization of intangible assets	4,311	1,701
Deferred income taxes	(1,452)	(483)
Amortization of deferred financing costs	93	61
Stock based compensation	2,346	2,038
Change in acquisition related contingencies	45	47
Change in accrual for unrecognized tax benefits	153	(196)
Changes in operating assets and liabilities:
Accounts receivable	(4,143)	2,580
Prepaid expenses and other assets	(2,544)	(1,236)
Accounts payable and accrued expenses	(5,763)	366
Income taxes receivable	2,169	188
Deferred revenue	9,587	8,148
Other, net	2	(1)
Net cash flows from operating activities	12,020	21,945
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(26,724)	—
Purchases of fixed assets	(2,569)	(2,989)
Maturities and sales of investments	—	485
Net cash flows from investing activities	(29,293)	(2,504)
Cash flows from financing activities:
Payments on long-term debt	(3,625)	(12,000)
Proceeds from long-term debt	6,000	—
Payments under stock repurchase plan	(6,872)	(5,116)
Payment of acquisition related contingencies	(824)	—
Proceeds from stock option exercises	2,514	2,223
Purchase of treasury stock related to vested restricted stock	(1,054)	(951)
Excess tax benefit over book expense from stock based compensation	197	989
Net cash flows from financing activities	(3,664)	(14,855)
Effect of exchange rate changes	(373)	(665)
Net change in cash and cash equivalents for the period	(21,310)	3,921
Cash and cash equivalents, beginning of period	39,351	40,013
Cash and cash equivalents, end of period	$18,041	$43,934
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report on Form 10-K.”) Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2014.

2. ACQUISITIONS
OilCareers—In March 2014, the Company acquired from the Daily Mail and General Trust PLC all of the issued and outstanding shares of OilCareers Limited, OilCareers.com, Inc. and OilCareers Pty Limited (“OilCareers”), the leading recruitment site for oil and gas professionals in Europe. The purchase price consisted of $26.1 million, paid in cash at closing. The amounts recognized for acquired intangible assets, goodwill, deferred income taxes and working capital are preliminary and subject to final valuation. OilCareers was acquired in March 2014 and the valuation of assets and liabilities is expected to be complete during the second quarter of 2014.
The preliminary valuation of assets and liabilities recognized as of the acquisition date for OilCareers include (in thousands):

OilCareers Acquisition
Assets:
Accounts receivable	$1,082
Acquired intangible assets	14,973
Goodwill	14,695
Fixed assets	98
Other assets	196
Assets acquired	31,044

Liabilities:
Accounts payable and accrued expenses	$567
Deferred revenue	1,081
Deferred income taxes	3,296
Liabilities assumed	4,944

Net Assets Acquired	$26,100

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill results from the expansion of the Company’s market share in the Energy vertical, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of OilCareers into the Company’s existing operations. A portion of goodwill from the OilCareers acquisition is expected to be deductible for tax purposes.
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
Pro forma Information—The following pro forma consolidated results of operations are presented as if the acquisition of onTargetjobs was completed as of January 1, 2013:

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2014	2013

Revenues	$60,690	$60,057
Net income	4,395	6,844
Basic earnings per share	$0.08	$0.12
The pro forma financial information represents the combined historical operating results of the Company and onTargetjobs with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets and the related income tax impacts of such adjustments. The Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 include revenues from the onTargetjobs acquisition of $8.8 million and an operating loss of $1.8 million. The operating loss was primarily attributable to amortization of intangible assets of $2.4 million.
The pro forma financial information does not include adjustments for The IT Job Board or OilCareers, as they are not individually or collectively material to the Company’s results.

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
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The money market funds are valued using quoted prices in the market. The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and long-term debt approximate their fair values.
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 2 “Acquisitions.” The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should delivery of certain product enhancements occur. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. A 2% discount rate is used to fair value the expected payments. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. The expense is included in Change in Acquisition Related Contingencies on the Condensed Consolidated Statements of Operations.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of March 31, 2014
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$360	$—	$—	$360
Contingent consideration to be paid in cash for the acquisitions	—	—	9,050	9,050

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$15,610	$—	$—	$15,610
Contingent consideration to be paid in cash for the acquisitions	—	—	9,793	9,793

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Contingent consideration for acquisitions
Balance at beginning of period	$9,793	$9,756
Cash payments	(824)	—
Change in estimates included in earnings	45	47
Change due to foreign exchange rate changes	36	—
Balance at end of period	$9,050	$9,803

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
Goodwill—The Company determines whether the carrying value of recorded goodwill is impaired for each reporting unit on an annual basis or more frequently if indicators of potential impairment exist for each reporting unit. The annual impairment test for the goodwill is performed on the following reporting units:

Reporting Unit	Annual Impairment Test Date	Impairment Indicated
Tech & Clearance	August 31	No
Energy	October 31	No
Finance	October 31	No
Slashdot Media	October 31	Yes - Q4 2013
Health Callings	October 31	Yes - Q4 2013
Work Digital	October 31	No
Goodwill resulting from the 2013 acquisitions of The IT Job Board and onTargetjobs and the 2014 acquisition of OilCareers will be tested annually for impairment beginning on October 31, 2014. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value.
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

4.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of March 31, 2014
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$23,654	$(18,246)	$(88)	$5,320	3.5 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,837	(11,061)	(648)	12,128	6.2 years
Customer lists	56,432	(40,935)	(1,325)	14,172	5.3 years
Candidate and content database	40,198	(31,684)	378	8,892	2.8 years
Order backlog	2,718	(2,265)	—	453	0.5 years
OilCareers acquisition	14,973	—	4	14,977	5.0 years
Acquired intangible assets, net	$200,812	$(104,191)	$(1,679)	$94,942

	As of December 31, 2013
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$21,000	$4,028	$25,028	$(17,566)	$(35)	$(1,374)	$6,053	3.5 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	19,115	6,651	25,766	(10,541)	(505)	(1,929)	12,791	6.2 years
Customer lists	45,213	14,500	59,713	(40,255)	(840)	(3,281)	15,337	5.3 years
Candidate and content database	30,341	10,513	40,854	(30,615)	329	(656)	9,912	2.8 years
Order backlog	$—	$2,718	$2,718	$(906)	$—	$—	$1,812	0.5 years
Acquired intangible assets, net	$154,669	$38,410	$193,079	$(99,883)	$(1,051)	$(7,240)	$84,905

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amount recognized for the OilCareers acquired intangible assets is preliminary and subject to final valuation. OilCareers was acquired in March 2014 and the valuation of assets and liabilities is expected to be complete during the second quarter of 2014.
Identifiable intangible assets for The IT Job Board and onTargetjobs acquisitions are included in the total cost as of December 31, 2013. The weighted-average amortization period for the technology, trademarks and brand names, customer lists, candidate and content database and order backlog are 3.0 years, 6.9 years, 8.0 years, 2.8 years and 0.5 years, respectively, related to these acquisitions.
During 2013, the long-lived assets of both Health Callings and Slashdot Media were tested for recoverability due to the downturn in the current and expected future financial performance of the reporting units. This process resulted in an impairment of unamortized intangible assets of $7.2 million at Slashdot Media as of December 31, 2013.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of March 31, 2014, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

April 1, 2014 through December 31, 2014	$11,408
2015	13,464
2016	9,424
2017	6,533
2018	5,972
2019 and thereafter	9,141

5.    INDEBTEDNESS
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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2014, the Company was in compliance with all of the financial covenants under the Credit Agreement.
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

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts borrowed as of March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Amounts Borrowed:
Term loan facility	$49,375	$50,000
Revolving credit facility	72,000	69,000
Total borrowed	$121,375	$119,000

Available to be borrowed under revolving facility	$128,000	$131,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	2.19%	2.19%
Future maturities as of March 31, 2014 are as follows (in thousands):

April 1, 2014 through December 31, 2014	$1,875
2015	2,500
2016	5,000
2017	5,000
2018	107,000
Total minimum payments	$121,375
Borrowings during the year ended December 31, 2013 were to fund The IT Job Board acquisition, onTargetjobs acquisition, and stock repurchases. Scheduled payments to repay the term loan commenced in the first quarter of 2014. There are no scheduled amortization payments for the revolving loan facility of $200.0 million until maturity of the Credit Agreement in October 2018.

6.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancelable operating leases as of March 31, 2014 are as follows (in thousands):

April 1, 2014 through December 31, 2014	$3,877
2015	4,193
2016	3,718
2017	3,625
2018	3,255
2019 and thereafter	11,313
Total minimum payments	$29,981
Rent expense was $1.0 million and $708,000 for the three month periods ended March 31, 2014 and 2013, respectively, and is included in General and Administrative expense on the Condensed Consolidated Statements of Operations.
Litigation
The Company is subject to various claims from taxing authorities, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable and the amounts are reasonably

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

7.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s Board of Directors approved a stock repurchase program that permitted the Company to repurchase its common stock. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors:

Stock Repurchase Plan
	I	II	III	IV
Approval Date	August 2011	March 2012	January 2013	December 2013
Authorized Repurchase Amount of Common Stock	$30 million	$65 million	$50 million	$50 million
Effective Dates	August 2011 to March 2012	March 2012 to March 2013	April 2013 to December 2013	December 2013 to present
The Company is currently under Stock Repurchase Plan IV, which will be in effect for up to one year. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the quarter ended March 31, 2014, purchases of the Company’s common stock pursuant to the Stock Repurchase Plans were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2014	402,500	$7.34	$2,954,619	$45,894,000
February 1 through February 28, 2014	100,000	6.98	698,086	45,196,000
March 1 through March 31, 2014	458,093	7.26	3,323,581	41,873,000
Total	960,593	$7.26	6,976,286
Approximately $657,000 and $553,000 of share repurchases had not settled as of March 31, 2014 and December 31, 2013, respectively, and are included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net consists of the following components, net of tax, (in thousands):

	March 31, 2014	December 31, 2013

Foreign currency translation adjustment	$(7,200)	$(6,117)
Unrealized gains on investments, net of tax of $0 and $0	—	3
Total accumulated other comprehensive loss, net	$(7,200)	$(6,114)

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in accumulated other comprehensive loss during the three months ended March 31, 2014 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(6,117)	$3	$(6,114)
Other comprehensive loss before reclassifications	(1,086)	—	(1,086)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(1,086)	—	(1,086)
Ending balance	$(7,203)	$3	$(7,200)
Changes in accumulated other comprehensive loss during the three months ended March 31, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(9,303)	$9	$(9,294)
Other comprehensive loss before reclassifications	(4,778)	(4)	(4,782)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(4,778)	(4)	(4,782)
Ending balance	$(14,081)	$5	$(14,076)

9.    STOCK BASED COMPENSATION
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
The Company recorded stock based compensation expense of $2.3 million and $2.0 million during the three month periods ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was $19.2 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
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
A summary of the status of restricted stock awards as of March 31, 2014 and 2013, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,560,375	$9.81	1,305,369	$10.09
Granted—Restricted Stock	785,000	$7.19	838,000	$9.88
Forfeited during the period	(54,125)	$9.62	(21,688)	$10.51
Vested during the period	(450,369)	$10.17	(305,256)	$10.41
Non-vested at end of period	1,840,881	$8.61	1,816,425	$9.94

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended March 31,
	2014	2013
The weighted average fair value of options granted	$2.62	$3.58
Dividend yield	—%	—%
Weighted average risk free interest rate	1.56%	0.85%
Weighted average expected volatility	40.88%	42.42%
Expected life (in years)	4.6	4.6

A summary of the status of options granted as of March 31, 2014 and 2013, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	7,536,601	$5.53	$17,493,907
Granted	589,000	$7.20	—
Exercised	(497,346)	$5.07	$1,069,105
Forfeited	(119,204)	$10.30	—
Options outstanding at end of period	7,509,051	$5.62	$17,674,282
Exercisable at end of period	5,988,158	$4.87	$17,512,912

	Three Months Ended March 31, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,780,400	$4.67	$41,236,574
Granted	723,000	$9.85	—
Exercised	(647,386)	$3.43	$4,203,313
Forfeited	(17,025)	$8.07	—
Options outstanding at end of period	8,838,989	$5.18	$45,041,060
Exercisable at end of period	6,916,412	$4.08	$42,519,444
The weighted-average remaining contractual term of options exercisable at March 31, 2014 is 2.3 years. The following table summarizes information about options outstanding as of March 31, 2014:

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	328,391	1.4	328,391
$ 1.00 - $ 3.99	2,112,502	1.6	2,112,502
$ 4.00 - $ 5.99	581,945	2.6	581,945
$ 6.00 - $ 8.99	3,514,425	3.5	2,584,383
$ 9.00 - $ 14.50	971,788	5.5	380,937
	7,509,051		5,988,158

10.    SEGMENT INFORMATION
The Company changed its reportable segments during the fourth quarter of 2013 to reflect the current operating structure. Accordingly, all prior periods have been recast to reflect the current segment presentation.
The Company has five reportable segments: Tech & Clearance, Finance, Energy, Healthcare and Hospitality. The Tech & Clearance reportable segment includes the Dice.com, ClearanceJobs.com, and The IT Job Board (since the date of acquisition) services, as well as related career fairs. The Finance reportable segment includes the eFinancialCareers service worldwide. The Energy reportable segment includes the Rigzone service, OilCareers service (since the date of acquisition) and related career fairs. The Healthcare reportable segment includes Health Callings, HEALTHeCAREERS and BioSpace (since the date of acquisition of HEALTHeCAREERS and BioSpace) services. The Hospitality reportable segment includes Hcareers (since the date of acquisition) and did not require recast as it was new in the year ended 2013. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates revenue from sales of recruitment packages and related services.
The Company has other services and activities that individually, are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media and WorkDigital and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
The Company’s foreign operations are comprised of The IT Job Board operations and a portion of the eFinancialCareers, OilCareers (since the date of acquisition) and Rigzone services, which operate in Europe, the financial centers of the Gulf Region of the Middle East and Asia Pacific. The Company’s foreign operations also include Hcareers (since the date of acquisition), which operates in Canada.
The following table shows the segment information (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2014	2013
By Segment:
Revenues:
Tech & Clearance	$32,442	$31,967
Finance	8,809	8,608
Energy	5,921	5,201
Healthcare	6,451	576
Hospitality	2,931	—
Corporate & Other	4,136	4,083
Total revenues	$60,690	$50,435

Depreciation:
Tech & Clearance	$1,569	$1,131
Finance	136	142
Energy	36	26
Healthcare	699	61
Hospitality	59	—
Corporate & Other	322	297
Total depreciation	$2,821	$1,657

Amortization:
Tech & Clearance	$964	$—
Finance	19	194
Energy	775	775
Healthcare	1,820	36
Hospitality	573	—
Corporate & Other	160	696
Total amortization	$4,311	$1,701

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2014	2013

Operating income (loss):
Tech & Clearance	$11,339	$15,764
Finance	1,694	1,653
Energy	1,193	1,182
Healthcare	(2,252)	(336)
Hospitality	230	—
Corporate & Other	(4,328)	(6,808)
Operating income	7,876	11,455
Interest expense	(893)	(375)
Other income (expense)	(8)	9
Income before income taxes	$6,975	$11,089

Capital expenditures:
Tech & Clearance	$1,290	$1,981
Finance	321	59
Energy	—	255
Healthcare	336	93
Hospitality	4	—
Corporate & Other	122	767
Total capital expenditures	$2,073	$3,155

By Geography:
Revenues:
United States	$44,988	$40,985
Non- United States	15,702	9,450
Total revenues	$60,690	$50,435

	March 31, 2014	December 31, 2013
Total assets:
Tech & Clearance	$181,099	$180,366
Finance	72,926	89,213
Energy	86,170	52,374
Healthcare	24,228	28,679
Hospitality	37,333	38,600
Corporate & Other	28,590	31,409
Total assets	$430,346	$420,641
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2013 and March 31, 2014 and the changes in goodwill for the three month period ended March 31, 2014 (in thousands):

	Tech & Clearance	Finance	Energy	Healthcare	Hospitality	Corporate & Other	Total

Balance, December 31, 2013	$96,519	$56,254	$35,104	$6,269	$17,456	$18,588	$230,190
Addition for Acquisitions	—	—	14,695	—	—	—	14,695
Foreign currency translation adjustment	90	438	5	—	(755)	170	(52)
Goodwill at March 31, 2014	$96,609	$56,692	$49,804	$6,269	$16,701	$18,758	$244,833

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill acquired during the three month period ended March 31, 2014 was the result of the OilCareers acquisition. The amount recognized is preliminary and subject to final valuation. OilCareers was acquired in March 2014 and the valuation of assets and liabilities is expected to be complete during the second quarter of 2014.

11.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 3.1 million and 1.7 million shares were outstanding during the three month periods ended March 31, 2014 and 2013, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Income from continuing operations—basic and diluted	$4,395	$7,075

Weighted-average shares outstanding—basic	53,105	57,529
Add shares issuable upon exercise of stock options	2,271	3,568
Weighted-average shares outstanding—diluted	55,376	61,097

Basic earnings per share	$0.08	$0.12
Diluted earnings per share	$0.08	$0.12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. See also “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, and other non-recurring income or expense (“Adjusted EBITDA”), and free cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Our reportable segments include:

•	Tech & Clearance— Dice.com, ClearanceJobs.com, The IT Job Board (acquired in July 2013) and related career fairs

•	Finance— eFinancialCareers

•	Energy— Rigzone, OilCareers (acquired in March 2014) and related career fairs

•	Healthcare— Health Callings, HEALTHeCAREERS and BioSpace (both acquired in November 2013)

•	Hospitality— Hcareers (acquired in November 2013)
Recent Developments
In March 2014, the Company purchased the outstanding shares of OilCareers for $26.1 million, paid in cash at closing.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance, Energy, Healthcare and Hospitality segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At March 31, 2014, Dice.com had approximately 8,000 total recruitment package customers. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $88.2 million and $77.4 million at March 31, 2014 and December 31, 2013, respectively.
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
Critical Accounting Policies
There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Tech & Clearance	$32,442	$31,967	$475	1.5%
Finance	8,809	8,608	201	2.3%
Energy	5,921	5,201	720	13.8%
Healthcare	6,451	576	5,875	N/A
Hospitality	2,931	—	2,931	—%
Corporate & Other	4,136	4,083	53	1.3%
Total revenues	$60,690	$50,435	$10,255	20.3%
Our revenues were $60.7 million for the three month period ended March 31, 2014 compared to $50.4 million for the same period in 2013, an increase of $10.3 million, or 20.3%.
We experienced an increase in the Tech & Clearance segment revenue of $475,000, or 1.5%, of which the acquisition of The IT Job Board contributed $2.1 million to the increase. Revenue at Dice.com decreased by $1.3 million compared to the same period in 2013. Recruitment package customer count decreased from 8,650 at March 31, 2013 to 8,000 at March 31, 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 3% from the period ended March 31, 2013 to the period ended March 31, 2014. Revenues for related career fairs and ClearanceJobs decreased by $281,000 for the three month period ended March 31, 2014 as compared to the same period in 2013. This decrease was attributed to the slow-growth environment due in part to sequestration.
The Finance segment experienced an increase in revenue of $201,000, or 2.3%. Currency impact for the year ended March 31, 2014 increased revenue by approximately $475,000. In originating currency, revenue decreased 11% in North America, 2% in the Asia Pacific region, was flat in Continental Europe, and increased 3% in the UK. Recruitment activity in financial services increased in the quarter, particularly in Europe and Asia, including increased buying of our service by large financial institutions.
Revenues for the Energy segment totaled $5.9 million for the three month period ended March 31, 2014, an increase of $720,000 or 13.8% from the comparable 2013 period. The increase was primarily a result of increased usage of our advertising products and our career center. The acquisition of OilCareers in March 2014 contributed $237,000 of the increase.
The Healthcare segment, consisting of HEALTHeCAREERS, BioSpace and Health Callings, increased revenue by $5.9 million. The acquisitions of HEALTHeCAREERS and BioSpace on November 7, 2013 provided the increase.
Revenues for the Hospitality segment, which includes Hcareers, increased by $2.9 million. Hcareers was acquired on November 7, 2013.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and WorkDigital, increased by $53,000 or 1.3%.
Cost of Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Cost of revenues	$8,854	$5,118	$3,736	73.0%
Percentage of revenues	14.6%	10.1%
Our cost of revenues for the three month period ended March 31, 2014 was $8.9 million compared to $5.1 million for the same period in 2013, an increase of $3.7 million, or 73.0%. The Healthcare segment increased $2.3 million due to the acquisitions of HEALTHeCAREERS and BioSpace. HEALTHeCAREERS has relationships with various healthcare associations which provide traffic and jobs to the website. Royalties paid to these associations are driving $1.4 million of the increase at the Healthcare segment. The Tech & Clearance segment experienced an increase of $988,000. $605,000 of the increase was attributed to additional headcount in account management for Dice.com and ClearanceJobs.com and increases for software and maintenance due to additional seat licenses. The acquisition of The IT Job Board added $383,000 to the remainder of the increase at the Tech & Clearance segment. The Hospitality segment increased $420,000 due to the acquisition of Hcareers and the Energy segment increased $234,000 due to increased cost of recruitment events. The Corporate & Other segment experienced a decrease in cost of revenues of $259,000 compared to the same period in 2013 primarily relating to lower headcount at Slashdot Media.
Product Development Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Product Development	$6,403	$5,433	$970	17.9%
Percentage of revenues	10.6%	10.8%
Product development expenses for the three month period ended March 31, 2014 were $6.4 million compared to $5.4 million for the same period in 2013, an increase of $970,000 or 17.9%. The Corporate & Other segment experienced a decrease of $584,000 attributable to a decrease of $243,000 of costs related to Slashdot Media and a decrease of $466,000 related to ending a specific product initiative, offset by an increase of $179,000 due to headcount and related costs. The Healthcare segment increased by $569,000 of which the acquisition of HEALTHeCAREERS and BioSpace contributed to the increase. An increase of $437,000 was experienced in the Tech & Clearance segment, primarily driven by additional salaries and related costs of $219,000 for the increased number of employees. The acquisition of The IT Job Board added the remaining $218,000 of the increase. The Hospitality segment increased $276,000 due to the acquisition of Hcareers. The Finance segment increased by $258,000 primarily driven by additional salaries and related costs for the increased number of employees and testing of new systems.
Sales and Marketing Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Sales and Marketing	$19,018	$16,601	$2,417	14.6%
Percentage of revenues	31.3%	32.9%
Sales and marketing expenses for the three month period ended March 31, 2014 were $19.0 million compared to $16.6 million for the same period in 2013, an increase of $2.4 million or 14.6%. The Healthcare segment experienced an increase in overall sales and marketing expense of $1.7 million to $2.3 million for the three month period ended March 31, 2014 related to the acquisition of HEALTHeCAREERs and BioSpace. The Hospitality segment sales and marketing expense increased by $936,000 due to increased costs related to the acquisition of Hcareers. The Corporate & Other segment decreased by $382,000 from the comparable period in 2013 primarily due to the decrease in sales cost as a result of lower headcount at Slashdot Media. At the Tech & Clearance and Finance segments we experienced an increase in sales costs due to increased commissions costs as a result of higher billings, offset by a decrease in marketing costs. Marketing costs were lower due to a reduction in list rentals, radio advertising, and fewer promotional materials purchased.
General and Administrative Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
General and administrative	$11,362	$8,423	$2,939	34.9%
Percentage of revenues	18.7%	16.7%
General and administrative expenses for the three month period ended March 31, 2014 were $11.4 million compared to $8.4 million for the same period in 2013, an increase of $2.9 million or 34.9%.

Stock-based compensation expense was $2.3 million, an increase of approximately $300,000 compared to the same period in 2013. The increase was due to the annual grant of equity awards made in the current period.
General and administrative expense for the Tech & Clearance segment increased $1.2 million in the three month period ended March 31, 2014, as compared to the same period in 2013 due to increases of $670,000 related to the build out of Tech & Clearance operations in Silicon Valley and additional office space in Iowa. The remaining increase of approximately $567,000 at the Tech & Clearance segment was due to costs related to The IT Job Board business. The Healthcare and Hospitality segments increased by $790,000 and $428,000 due to the acquisitions of HEALTHeCAREERS and BioSpace and Hcareers, respectively. The Energy segment increase of $269,000 was primarily attributable to acquisition costs related to the OilCareers acquisition. The Corporate & Other segment increased by $139,000. This increase was attributable to increased office space in New York, partially offset by decreases of costs related to Slashdot Media and ending a specific product initiative.
Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Depreciation	$2,821	$1,657	$1,164	70.2%
Percentage of revenues	4.6%	3.3%
Depreciation expense for the three month period ended March 31, 2014 was $2.8 million compared to $1.7 million for the same period of 2013, an increase of $1.2 million or 70.2%. The increase was primarily related to the addition of onTargetJobs and The IT Job Board assets, which increased depreciation expense by $758,000 and $129,000, respectively. The remaining increase in depreciation was the result of other capital additions to hardware, software, and web development costs in the Tech & Clearance segment.
Amortization of Intangible Assets

	Three Months Ended March 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Amortization	$4,311	$1,701	$2,610	153.4%
Percentage of revenues	7.1%	3.4%

Amortization expense for the three month period ended March 31, 2014 was $4.3 million compared to $1.7 million for the same period in 2013, an increase of $2.6 million or 153.4%. Amortization expense for the three month period ended March 31, 2014 increased due to the onTargetjobs and The IT Job Board acquisitions. This increase was offset by decreased amortization expense due to certain intangible assets from the Health Callings, Rigzone and Worldwideworker acquisitions becoming fully amortized.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $45,000 for the three month period ended March 31, 2014 due to The IT Job Board and WorkDigital acquisitions, compared to $47,000 of expense in the prior year period due to the WorkDigital acquisition. In January 2014, a payment of $824,000 related to The IT Job Board was made to the seller. We expect deferred purchase price payments totaling $5.0 million to be made for the WorkDigital acquisition in October 2014 and payments totaling $4.0 million by January 2015 related to The IT Job Board.
Operating Income
Operating income for the three month ended March 31, 2014 was $7.9 million compared to $11.5 million for the same period in 2013, a decrease of $3.6 million or 31.2%. The decrease was the result of higher operating costs, primarily related to the expenses of the new businesses of onTargetjobs and The IT Job Board.

Interest Expense

	Three Months Ended March 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Interest expense	$893	$375	$518	138.1%
Percentage of revenues	1.5%	0.7%
Interest expense for the three month period ended March 31, 2014 was $893,000 compared to $375,000 for the same period in 2013, an increase of $518,000 or 138.1%. The weighted-average debt outstanding was higher in the period ended March 31, 2014 as compared to the same period in 2013 due to additional borrowings for the onTargetjobs acquisition.
Income Taxes

	Three Months Ended March 31,
	2014	2013
	(in thousands, except percentages)
Income before income taxes	$6,975	$11,089
Income tax expense	2,580	4,014
Effective tax rate	37.0%	36.2%
The effective income tax rate was 37.0% and 36.2% for the three month period ended March 31, 2014 and March 31, 2013, respectively. The current year expense was higher because the prior year period included the recognition of previously unrecognized tax benefits due to the settlement of a state tax examination.
Earnings per Share
Basic earnings per share was $0.08 and $0.12 for the three month period ended March 31, 2014 and March 31, 2013, respectively, a decrease of $0.04 or 33%. Diluted earnings per share was $0.08 and $0.12, respectively, a decrease of $0.04 or 33.3%. The decreases were primarily due to a decrease in net income, partially offset by decreased weighted-average shares outstanding due to stock repurchases.
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
We present Adjusted EBITDA because covenants in our Credit Agreement contain ratios based on this measure. Our Credit Agreement is material to us because it is one of our primary sources of liquidity. If our Adjusted EBITDA were to decline below certain levels, covenants in our Credit Agreement that are based on Adjusted EBITDA may be violated and could cause a default and acceleration of payment obligations under our Credit Agreement. See Note 5 “Indebtedness” for additional information on the covenants for our Credit Agreement.
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
A reconciliation of Adjusted EBITDA for the three months ended March 31, 2014 and 2013 (in thousands) follows:

	For the three months ended March 31,
	2014	2013
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$4,395	$7,075
Interest expense	893	375
Income tax expense	2,580	4,014
Depreciation	2,821	1,657
Amortization of intangible assets	4,311	1,701
Change in acquisition related contingencies	45	47
Non-cash stock compensation expense	2,346	2,038
Deferred revenue adjustment	1,242	—
Other	8	(9)
Adjusted EBITDA	$18,641	$16,898

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$12,020	$21,945
Interest expense	893	375
Amortization of deferred financing costs	(93)	(61)
Income tax expense	2,580	4,014
Deferred income taxes	1,452	483
Change in accrual for unrecognized tax benefits	(153)	196
Change in accounts receivable	4,143	(2,580)
Change in deferred revenue	(9,587)	(8,148)
Deferred revenue adjustment	1,242	—
Changes in working capital and other	6,144	674
Adjusted EBITDA	$18,641	$16,898
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
We have summarized our free cash flow for the three months ended March 31, 2014 and 2013 (in thousands).

	For the three months ended March 31,
	2014	2013
Net cash provided by operating activities	$12,020	$21,945
Purchases of fixed assets	(2,569)	(2,989)
Free cash flow	$9,451	$18,956
Cash Flows
We have summarized our cash flows for the three months ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended March 31,
	2014	2013
Cash from operating activities	$12,020	$21,945
Cash from investing activities	(29,293)	(2,504)
Cash from financing activities	(3,664)	(14,855)
We have financed our operations primarily through cash provided by operating activities. At March 31, 2014, we had cash and cash equivalents of $18.0 million compared to $39.4 million at December 31, 2013. Cash and cash equivalents held in non-United States jurisdictions totaled approximately $12.0 million at March 31, 2014. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, externally, we had $128.0 million in borrowing capacity under our Credit Agreement at March 31, 2014. We believe that our existing cash, cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $12.0 million and $21.9 million for the three month periods ended March 31, 2014 and 2013, respectively. The cash provided by operating activities during the 2014 period decreased primarily due to decreases in accounts payable and accrued expenses and increases in accounts receivable. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flow from operations.
Investing Activities
During the three month period ended March 31, 2014, cash used by investing activities was $29.3 million compared to cash used of $2.5 million in the three month period ended March 31, 2013. Cash used by investing activities in the three month period ended March 31, 2014 was primarily attributable to the $26.1 million in cash used to purchase the business of OilCareers. Cash used by investing activities in the three month period ended March 31, 2013 was primarily attributable to $3.0 million used to purchase fixed assets, partially offset by $485,000 of sales of investments.
Financing Activities
Cash used for financing activities during the three month period ended March 31, 2014 and 2013 was $3.7 million and $14.9 million, respectively. The cash provided during the current period was primarily due to $6.0 million in proceeds from long-term debt, partially offset by $6.9 million of payments to repurchase the Company’s common stock and $3.6 million used in repayment of long-term debt. During the three month period ended March 31, 2013, the cash used was primarily due to $12.0 million used in repayment of long-term debt and $5.1 million of payments to repurchase the Company’s common stock, partially offset by stock option exercises of $2.2 million.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2014, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 5 in our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of March 31, 2014:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$121,375	$1,875	$7,500	$112,000	$—
Operating lease obligations	29,981	3,877	7,911	6,880	11,313
Total contractual obligations	$151,356	$5,752	$15,411	$118,880	$11,313
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2014, we had $121.4 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 5 “Indebtedness” in our condensed consolidated financial statements for additional information related to our credit facility.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.19% (the rate in effect on March 31, 2014) on our current borrowings, interest payments are expected to be $2.4 million for April through December 2014, $6.1 million in 2015-2016, and $5.5 million in 2017-2018.
We have a contingent payment of $5.0 million related to the WorkDigital acquisition that is expected to be paid in October 2014 based on delivery of certain products and achievement of certain milestones. We also have payments totaling $4.0 million to be paid by January 2015 related to The IT Job Board acquisition based on achievement of certain financial measures.
As of March 31, 2014, we recorded approximately $2.8 million of unrecognized tax benefits as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2014 are $2.8 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as approximately $148,000 of its unrecognized tax benefits may be recognized by the end of 2014 as a result of a lapse of the statute of limitations.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw a significant improvement in recruitment activity, resulting in revenue and customer growth. From the second half of 2011 into 2014, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment activity continues to be slow in 2014 and beyond, our revenues and results of operations will be negatively impacted.
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
Foreign Exchange Risk
We conduct business serving multiple markets, in three languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, OilCareers, Slashdot Media, The IT Job Board and onTargetjobs also conduct business outside the United States. For the three month periods ended March 31, 2014 and 2013, approximately 26% and 19% of our revenues, respectively, were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the United States dollar and the subsequent translation of the pound sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and United States dollar decreased by 1.0%, the impact on our revenues during the three months ended 2014 would have been a decrease of approximately $97,000.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2014 and December 31, 2013, our translation adjustment, net of tax, decreased stockholders’ equity by $7.2 million and $6.1 million, respectively. The change from December 31, 2013 to March 31, 2014 is primarily attributable to the position of the United States dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of

March 31, 2014, we had outstanding borrowings of $121.4 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2014 on our current borrowings would increase by approximately $911,000.
We also have interest rate risk related to our money market accounts. Our money market accounts will produce less income than expected if market interest rates fall.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for the period covered by this report. We acquired OilCareers in the first quarter of 2014. OilCareers represented approximately 7% of our total assets as of March 31, 2014 and less than 1% of our revenues for the three month period ended March 31, 2014. As the acquisition occurred during 2014, the scope of our assessment of the effectiveness of internal control over financial reporting does not include OilCareers. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
In January 2014, we completed the initial phase of the implementation of a new global billing system, which upgrades our system capabilities and improves our business processes and financial reporting system, but full implementation of the system remains ongoing. The new system is expected to result in enhanced internal controls. Other than the continued implementation of our integrated enterprise platform (“IEP”) and global billing system, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of March 31, 2014 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors:

Stock Repurchase Plan
	I	II	III	IV
Approval Date	August 2011	March 2012	January 2013	December 2013
Authorized Repurchase Amount of Common Stock	$30 million	$65 million	$50 million	$50 million
Effective Dates	August 2011 to March 2012	March 2012 to March 2013	April 2013 to December 2013	December 2013 to present
The Company is currently under Stock Repurchase Plan IV, which will be in effect for up to one year. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the three months ended March 31, 2014, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2014	402,500	$7.34	402,500	$45,894,000
February1 through February 28, 2014	100,000	6.98	100,000	45,196,000
March 1 through March 31, 2014	458,093	7.26	458,093	41,873,000
Total	960,593	$7.26	960,593

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.

Item 6.    Exhibits

10.1*	Employment Agreement dated as of January 1, 2014 between Dice Inc. and Pamela Bilash.
10.2*	Employment Agreement dated as of January 1, 2014 between Dice Inc. and Klavs Miller.
31.1*	Certifications of Michael P. Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John J. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael P. Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John J. Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DICE HOLDINGS, INC.
Date:	April 30, 2014	Registrant

/S/ MICHAEL P. DURNEY
Michael P. Durney
President and Chief Executive Officer
(Principal Executive Officer)
/S/ JOHN J. ROBERTS
John J. Roberts
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*	Employment Agreement dated as of January 1, 2014 between Dice Inc. and Pamela Bilash.
10.2*	Employment Agreement dated as of January 1, 2014 between Dice Inc. and Klavs Miller.
31.1*	Certifications of Michael P. Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John J. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael P. Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John J. Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith