Form 10-Q
period 2014-06-30
DICE HOLDINGS, INC.
filed 2014-07-30
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2014
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
As of July 25, 2014, there were 53,672,673 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013
	Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

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

PART I.
ITEM 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$20,050	$39,351
Accounts receivable, net of allowance for doubtful accounts of $2,913 and $2,719	38,896	37,760
Deferred income taxes—current	1,669	1,399
Income taxes receivable	1,340	2,399
Prepaid and other current assets	4,917	3,739
Total current assets	66,872	84,648
Fixed assets, net	17,506	18,612
Acquired intangible assets, net	90,809	84,905
Goodwill	247,690	230,190
Deferred financing costs, net of accumulated amortization of $563 and $378	1,500	1,685
Other assets	822	601
Total assets	$425,199	$420,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,634	$27,468
Deferred revenue	85,728	77,394
Current portion of acquisition related contingencies	9,195	5,751
Current portion of long-term debt	2,500	2,500
Deferred income taxes—current	199	123
Income taxes payable	2,716	400
Total current liabilities	122,972	113,636
Long-term debt	114,250	116,500
Deferred income taxes—non-current	14,626	13,641
Accrual for unrecognized tax benefits	2,898	2,618
Acquisition related contingencies	—	4,042
Other long-term liabilities	2,526	2,392
Total liabilities	257,272	252,829
Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 75,155 and 73,414 shares, respectively; outstanding: 53,682 and 54,634 shares, respectively	752	734
Additional paid-in capital	316,581	309,087
Accumulated other comprehensive loss	(5,818)	(6,114)
Accumulated earnings	44,435	32,832
Treasury stock, 21,473 and 18,780 shares, respectively	(188,023)	(168,727)
Total stockholders’ equity	167,927	167,812
Total liabilities and stockholders’ equity	$425,199	$420,641

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$66,544	$52,013	$127,234	$102,448
Operating expenses:
Cost of revenues	9,531	5,636	18,385	10,754
Product development	6,364	5,223	12,767	10,656
Sales and marketing	20,268	16,904	39,286	33,505
General and administrative	10,009	8,083	21,371	16,506
Depreciation	2,896	1,709	5,717	3,366
Amortization of intangible assets	4,443	1,708	8,754	3,409
Change in acquisition related contingencies	45	49	90	96
Total operating expenses	53,556	39,312	106,370	78,292
Operating income	12,988	12,701	20,864	24,156
Interest expense	(1,055)	(344)	(1,948)	(719)
Other income (expense)	(129)	247	(137)	256
Income before income taxes	11,804	12,604	18,779	23,693
Income tax expense	4,596	4,631	7,176	8,645
Net income	$7,208	$7,973	$11,603	$15,048

Basic earnings per share	$0.14	$0.14	$0.22	$0.26
Diluted earnings per share	$0.13	$0.13	$0.21	$0.25

Weighted-average basic shares outstanding	52,275	57,833	52,688	57,682
Weighted-average diluted shares outstanding	54,190	60,910	54,774	61,002
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$7,208	$7,973	$11,603	$15,048

Foreign currency translation adjustment	1,382	(270)	296	(5,048)
Unrealized losses on investments	—	(5)	—	(9)
Total other comprehensive income (loss)	1,382	(275)	296	(5,057)
Comprehensive income	$8,590	$7,698	$11,899	$9,991
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$11,603	$15,048
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,717	3,366
Amortization of intangible assets	8,754	3,409
Deferred income taxes	(2,685)	(886)
Amortization of deferred financing costs	185	121
Stock based compensation	4,147	4,212
Change in acquisition related contingencies	90	96
Change in accrual for unrecognized tax benefits	280	(65)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,195	6,763
Prepaid expenses and other assets	(2,172)	(407)
Accounts payable and accrued expenses	(4,616)	1,529
Income taxes receivable/payable	3,923	(2,616)
Deferred revenue	6,928	4,119
Other, net	16	6
Net cash flows from operating activities	33,365	34,695
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(27,001)	—
Purchases of fixed assets	(4,946)	(5,748)
Purchases of investments	—	(3)
Maturities and sales of investments	—	2,194
Net cash flows from investing activities	(31,947)	(3,557)
Cash flows from financing activities:
Payments on long-term debt	(14,250)	(20,000)
Proceeds from long-term debt	12,000	—
Payments under stock repurchase plan	(18,547)	(12,356)
Payment of acquisition related contingencies	(824)	—
Proceeds from stock option exercises	3,320	2,597
Purchase of treasury stock related to vested restricted stock	(1,111)	(983)
Excess tax benefit over book expense from stock based compensation	635	1,245
Net cash flows from financing activities	(18,777)	(29,497)
Effect of exchange rate changes	(1,942)	(1,055)
Net change in cash and cash equivalents for the period	(19,301)	586
Cash and cash equivalents, beginning of period	39,351	40,013
Cash and cash equivalents, end of period	$20,050	$40,599
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report on Form 10-K”). Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six month period ended June 30, 2014.

2.   NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard outlines the principles an entity must apply to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The updated standard becomes effective for reporting periods (interim and annual) beginning after December 15, 2016, with no early adoption permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on its consolidated financial statements and has not yet selected a transition method.

3. ACQUISITIONS
OilCareers—In March 2014, the Company acquired from the Daily Mail and General Trust PLC all of the issued and outstanding shares of OilCareers Limited, OilCareers.com, Inc. and OilCareers Pty Limited (collectively, “OilCareers”), the leading recruitment site for oil and gas professionals in Europe. The purchase price consisted of $26.1 million, paid in cash at closing, and $0.3 million paid in the second quarter of 2014 to settle certain working capital requirements. OilCareers was acquired in March 2014; and the valuation of assets and liabilities was completed during the second quarter of 2014. The OilCareers acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
The final valuation of assets and liabilities recognized as of the acquisition date for OilCareers include (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OilCareers Acquisition
Assets:
Accounts receivable	$1,082
Acquired intangible assets	14,508
Goodwill	15,078
Fixed assets	98
Other assets	196
Assets acquired	30,962

Liabilities:
Accounts payable and accrued expenses	$567
Deferred revenue	1,081
Deferred income taxes	2,916
Liabilities assumed	4,564

Net Assets Acquired	$26,398
Goodwill results from the expansion of the Company’s market share in the Energy vertical, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of OilCareers into the Company’s existing operations. The amount of goodwill from the OilCareers acquisition expected to be deductible for tax purposes is $1.2 million.
onTargetjobs—In November 2013, the Company acquired all of the issued and outstanding shares of onTargetjobs, Inc., a leading vertical recruiting service in healthcare and hospitality. The purchase price consisted of $46.3 million, net of cash acquired. The Company borrowed $54.0 million under the Credit Agreement to fund this acquisition. The acquisition resulted in recording intangible assets of $27.6 million and goodwill of $23.8 million. The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $6.3 million were recorded at fair value of $6.3 million. The Company incurred transaction costs related to the acquisition of $1.2 million, which were included in General and Administrative expense on the Consolidated Statements of Operations in the year ended December 31, 2013.
The IT Job Board—In July 2013, the Company expanded its online tech recruiting business to Europe by acquiring all of the issued and outstanding shares of JobBoard Enterprises Limited, an online recruitment company in the technology industry, that operates The IT Job Board business (“The IT Job Board”). The purchase price consisted of £8.0 million ($12.2 million), net of cash acquired, plus deferred payments totaling £3.0 million ($4.6 million) in the aggregate, payable upon the achievement of certain operating and financial goals ending in 2014. The Company borrowed $15.0 million under the Credit Agreement to fund this acquisition. The acquisition resulted in recording intangible assets of $10.8 million and goodwill of $9.1 million. The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $1.2 million were recorded at fair value of $1.2 million. The IT Job Board acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
The assets and liabilities recognized as of the acquisition dates for onTargetjobs and The IT Job Board include (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill results from the entrance or expansion of the Company’s market share in the Healthcare, Hospitality and Tech & Clearance verticals, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of The IT Job Board and onTargetjobs into the Company’s existing operations. The amount of goodwill from The IT Job Board and onTargetjobs acquisitions expected to be deductible for tax purposes is $3.9 million.
Pro forma Information—The following pro forma consolidated results of operations are presented as if the acquisition of onTargetjobs was completed as of January 1, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$66,544	$61,850	$127,234	$121,907
Net income	7,208	8,130	11,603	14,974
Basic earnings per share	0.14	0.14	0.22	0.26
The pro forma financial information represents the combined historical operating results of the Company and onTargetjobs with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets and the related income tax impacts of such adjustments. The Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 include revenues from the onTargetjobs acquisition of $9.5 million and $18.3 million, respectively, and operating losses of $0.5 million and $2.4 million, respectively. The operating losses were primarily attributable to amortization of intangible assets of $1.5 million and $3.9 million for the three and six months ended June 30, 2014, respectively.
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

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of June 30, 2014
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$361	$—	$—	$361
Contingent consideration to be paid in cash for the acquisitions	—	—	9,195	9,195

	As of December 31, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$15,610	$—	$—	$15,610
Contingent consideration to be paid in cash for the acquisitions	—	—	9,793	9,793

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contingent consideration for acquisitions
Balance at beginning of period	$9,050	$9,803	$9,793	$9,756
Cash payments	—	—	(824)	—
Change in estimates included in earnings	45	49	90	96
Change due to foreign exchange rate changes	100	—	136	—
Balance at end of period	$9,195	$9,852	$9,195	$9,852

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

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

5.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of and for the Six Months Ended June 30, 2014
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$23,654	$166	$23,820	$(19,007)	$—	$4,813	3.5 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,837	1,123	24,960	(11,651)	(506)	12,803	6.1 years
Customer lists	56,432	9,403	65,835	(41,943)	(952)	22,940	5.5 years
Candidate and content database	40,198	3,816	44,014	(33,316)	555	11,253	2.7 years
Order backlog	2,718	—	2,718	(2,718)	—	—	0.5 years
Acquired intangible assets, net	$185,839	$14,508	$200,347	$(108,635)	$(903)	$90,809

	As of and for the Year Ended December 31, 2013
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$21,000	$4,028	$25,028	$(17,566)	$(35)	$(1,374)	$6,053	3.5 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	19,115	6,651	25,766	(10,541)	(505)	(1,929)	12,791	6.2 years
Customer lists	45,213	14,500	59,713	(40,255)	(840)	(3,281)	15,337	5.3 years
Candidate and content database	30,341	10,513	40,854	(30,615)	329	(656)	9,912	2.8 years
Order backlog	—	2,718	2,718	(906)	—	—	1,812	0.5 years
Acquired intangible assets, net	$154,669	$38,410	$193,079	$(99,883)	$(1,051)	$(7,240)	$84,905

OilCareers was acquired in March 2014 and the valuation of assets and liabilities was completed during the second quarter of 2014. Identifiable intangible assets for the OilCareers acquisition are included in the total cost as of June 30, 2014. The weighted-average amortization period for the technology, trademarks and brand names, customer lists and candidate and content database are 0.8 years, 5.0 years, 7.0 years and 2.0 years, respectively, related to the OilCareers acquisition.
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
Based on the carrying value of the acquired finite-lived intangible assets recorded as of June 30, 2014, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2014 through December 31, 2014	$7,679
2015	14,044
2016	8,397
2017	5,134
2018	4,545
2019 and thereafter	12,010
Total	$51,809

6.    INDEBTEDNESS
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
Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility requires quarterly payments of $625,000 with the unpaid balance due at maturity and may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2014, the Company was in compliance with all of the financial covenants under the Credit Agreement.
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
The amounts borrowed as of June 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Amounts borrowed:
Term loan facility	$48,750	$50,000
Revolving credit facility	68,000	69,000
Total borrowed	$116,750	$119,000

Available to be borrowed under revolving facility	$132,000	$131,000

Interest rates:
LIBOR rate loans:
Interest margin	2.25%	2.00%
Actual interest rates	2.44%	2.19%

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future maturities as of June 30, 2014 are as follows (in thousands):

July 1, 2014 through December 31, 2014	$1,250
2015	2,500
2016	5,000
2017	5,000
2018	103,000
Total minimum payments	$116,750
Borrowings during the year ended December 31, 2013 were to fund The IT Job Board acquisition, onTargetjobs acquisition, and stock repurchases. Scheduled payments to repay the term loan commenced in the first quarter of 2014. There are no scheduled amortization payments for the revolving loan facility of $200.0 million until maturity of the Credit Agreement in October 2018.

7.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancellable operating leases as of June 30, 2014 are as follows (in thousands):

July 1, 2014 through December 31, 2014	$2,158
2015	3,266
2016	2,832
2017	2,810
2018	2,501
2019 and thereafter	9,191
Total minimum payments	$22,758
Rent expense was $885,000 and $1.9 million for the three and six month periods ended June 30, 2014, respectively, and $775,000 and $1.5 million for the three and six month periods ended June 30, 2013, respectively, and is included in General and Administrative expense on the Condensed Consolidated Statements of Operations.
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
Tax Contingencies
The Company operates in a number of tax jurisdictions and is subject to audits and reviews by various taxation authorities with respect to income, payroll, sales and use and other taxes and remittances. The Company may become subject to future tax assessments by various authorities for current or prior periods. The determination of the Company’s worldwide provision for taxes requires judgment and estimation. There are many transactions and calculations where the ultimate tax determination is uncertain. The Company has recorded certain provisions for tax estimates which management believes are reasonable.

8.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s Board of Directors approved a stock repurchase program that permits the Company to repurchase its common stock. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors:

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Plan
	II	III	IV
Approval Date	March 2012	January 2013	December 2013
Authorized Repurchase Amount of Common Stock	$65 million	$50 million	$50 million
Effective Dates	March 2012 to March 2013	April 2013 to December 2013	December 2013 to present
The Company is currently under Stock Repurchase Plan IV, which will be in effect for up to one year. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the quarter ended June 30, 2014, purchases of the Company’s common stock pursuant to Stock Repurchase Plan IV were as follows:

Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1,578,695	$7.10	$11,208,666	$30,664,000
Approximately $190,000 and $553,000 of share repurchases had not settled as of June 30, 2014 and December 31, 2013, respectively, and are included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net consists of the following components, net of tax, (in thousands):

	June 30, 2014	December 31, 2013

Foreign currency translation adjustment	$(5,818)	$(6,117)
Unrealized gains on investments, net of tax of $0 and $0	—	3
Total accumulated other comprehensive loss, net	$(5,818)	$(6,114)
Changes in accumulated other comprehensive income (loss) during the three months ended June 30, 2014 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(7,203)	$3	$(7,200)
Other comprehensive income before reclassifications	1,382	—	1,382
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income	1,382	—	1,382
Ending balance	$(5,821)	$3	$(5,818)
Changes in accumulated other comprehensive income (loss) during the three months ended June 30, 2013 are as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(14,081)	$5	$(14,076)
Other comprehensive loss before reclassifications	(270)	(5)	(275)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(270)	(5)	(275)
Ending balance	$(14,351)	$—	$(14,351)
Changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2014 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(6,117)	$3	$(6,114)
Other comprehensive income before reclassifications	296	—	296
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income	296	—	296
Ending balance	$(5,821)	$3	$(5,818)
Changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(9,303)	$9	$(9,294)
Other comprehensive loss before reclassifications	(5,048)	(9)	(5,057)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(5,048)	(9)	(5,057)
Ending balance	$(14,351)	$—	$(14,351)

10.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options and restricted stock to certain employees, consultants and directors. Compensation expense for stock-based awards made to employees, directors and consultants in return for service is recorded in accordance with Compensation-Stock Compensation of the FASB ASC. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. The Company recorded stock based compensation expense of $1.8 million and $4.1 million during the three and six month periods ended June 30, 2014, respectively, and $2.2 million and $4.2 million during the three month and six month periods ended June 30, 2013, respectively. At June 30, 2014, there was $18.0 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
Restricted Stock—Restricted stock is granted to employees and consultants of the Company and its subsidiaries, and to non-employee members of the Company’s Board. These shares are part of the compensation plan for services provided by the employees, consultants, or Board members. The closing price of the Company’s stock on the date of grant is used to determine the fair value of the grants. The expense related to the restricted stock grants is recorded over the vesting period. There was no cash flow impact resulting from the grants.
A summary of the status of restricted stock awards as of June 30, 2014 and 2013, and the changes during the periods then ended is presented below:

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,840,881	$8.61	1,816,425	$9.94
Granted—Restricted Stock	150,500	$7.02	34,500	$9.14
Forfeited during the period	(40,075)	$8.55	(74,000)	$10.29
Vested during the period	(60,175)	$8.83	(43,550)	$9.72
Non-vested at end of period	1,891,131	$8.48	1,733,375	$9.91

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,560,375	$9.81	1,305,369	$10.09
Granted—Restricted Stock	935,500	$7.17	872,500	$9.85
Forfeited during the period	(94,200)	$9.16	(95,688)	$10.34
Vested during the period	(510,544)	$10.01	(348,806)	$10.32
Non-vested at end of period	1,891,131	$8.48	1,733,375	$9.91

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
The weighted average fair value of options granted	$2.11	$3.42	$2.60	$3.58
Dividend yield	—%	—%	—%	—%
Weighted average risk free interest rate	1.59%	0.70%	1.56%	0.85%
Weighted average expected volatility	32.70%	44.12%	40.55%	42.44%
Expected life (in years)	4.6	4.6	4.6	4.6

A summary of the status of options granted as of June 30, 2014 and 2013, and the changes during the periods then ended is presented below:

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	7,509,051	$5.62	$17,674,282
Granted	25,000	$7.00	—
Exercised	(402,183)	$2.29	$1,985,741
Forfeited	(87,765)	$7.96	—
Options outstanding at end of period	7,044,103	$5.79	$16,371,140

	Three Months Ended June 30, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,838,989	$5.18	$45,041,060
Granted	10,000	$9.14	—
Exercised	(212,623)	$2.07	$1,457,228
Forfeited	(40,789)	$8.85	—
Options outstanding at end of period	8,595,577	$5.24	$36,183,544

	Six Months Ended June 30, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	7,536,601	$5.53	$17,493,907
Granted	614,000	$7.19	—
Exercised	(899,529)	$3.83	$3,054,846
Forfeited	(206,969)	$9.31	—
Options outstanding at end of period	7,044,103	$5.79	$16,371,140
Exercisable at end of period	5,597,909	$5.09	$16,122,410

	Six Months Ended June 30, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,780,400	$4.67	$41,236,574
Granted	733,000	$9.84	—
Exercised	(860,009)	$3.10	$5,660,541
Forfeited	(57,814)	$8.62	—
Options outstanding at end of period	8,595,577	$5.24	$36,183,544
Exercisable at end of period	6,851,628	$4.22	$35,118,065
The weighted-average remaining contractual term of options exercisable at June 30, 2014 is 2.1 years. The following table summarizes information about options outstanding as of June 30, 2014:

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	313,791	1.2	313,791
$ 1.00 - $ 3.99	1,749,151	1.4	1,749,151
$ 4.00 - $ 5.99	581,945	2.3	581,945
$ 6.00 - $ 8.99	3,434,466	3.3	2,542,526
$ 9.00 - $ 14.50	964,750	5.2	410,496
	7,044,103		5,597,909

11.    SEGMENT INFORMATION
The Company changed its reportable segments during the fourth quarter of 2013 to reflect the current operating structure. Accordingly, all prior periods have been recast to reflect the current segment presentation.
The Company has five reportable segments: Tech & Clearance, Finance, Energy, Healthcare and Hospitality. The Tech & Clearance reportable segment includes the Dice.com, ClearanceJobs.com, and The IT Job Board (since the date of acquisition) services, as well as related career fairs. The Finance reportable segment includes the eFinancialCareers service worldwide. The Energy reportable segment includes the Rigzone service, OilCareers service (since the date of acquisition) and related career fairs. The Healthcare reportable segment includes Health Callings, HEALTHeCAREERS and BioSpace (since the date of acquisition of HEALTHeCAREERS and BioSpace) services. The Hospitality reportable segment includes Hcareers (since the date of acquisition) and did not require recast as it was new in the year ended 2013. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates significant revenue from sales of recruitment packages and related services.
The Company has other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media and WorkDigital and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
The Company’s foreign operations are comprised of The IT Job Board operations (since the date of acquisition) and a portion of the eFinancialCareers, OilCareers (since the date of acquisition) and Rigzone services, which operate in Europe, the financial centers of the gulf region of the Middle East and Asia Pacific. The Company’s foreign operations also include Hcareers (since the date of acquisition), which operates in Canada.
The following table shows the segment information (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
By Segment:
Revenues:
Tech & Clearance	$34,042	$32,411	$66,485	$64,378
Finance	9,235	8,727	18,044	17,335
Energy	8,501	6,171	14,422	11,372
Healthcare	6,623	621	13,074	1,197
Hospitality	3,451	—	6,382	—
Corporate & Other	4,692	4,083	8,827	8,166
Total revenues	$66,544	$52,013	$127,234	$102,448

Depreciation:
Tech & Clearance	$1,565	$1,143	$3,134	$2,274
Finance	153	129	289	271
Energy	47	32	83	58
Healthcare	743	57	1,442	118
Hospitality	62	—	121	—
Corporate & Other	326	348	648	645
Total depreciation	$2,896	$1,709	$5,717	$3,366

Amortization:
Tech & Clearance	$980	$—	$1,944	$—
Finance	19	194	38	388
Energy	1,790	775	2,565	1,550
Healthcare	917	30	2,737	66
Hospitality	574	—	1,147	—
Corporate & Other	163	709	323	1,405
Total amortization	$4,443	$1,708	$8,754	$3,409

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating income (loss):
Tech & Clearance	$13,577	$14,996	$24,916	$30,760
Finance	1,573	1,972	3,267	3,625
Energy	1,372	1,743	2,565	2,925
Healthcare	(982)	(402)	(3,234)	(738)
Hospitality	547	—	777	—
Corporate & Other	(3,099)	(5,608)	(7,427)	(12,416)
Operating income	12,988	12,701	20,864	24,156
Interest expense	(1,055)	(344)	(1,948)	(719)
Other income (expense)	(129)	247	(137)	256
Income before income taxes	$11,804	$12,604	$18,779	$23,693

Capital expenditures:
Tech & Clearance	$1,516	$2,439	$2,806	$4,420
Finance	171	47	492	106
Energy	97	44	97	299
Healthcare	370	79	706	172
Hospitality	14	—	18	—
Corporate & Other	86	277	208	1,044
Total capital expenditures	$2,254	$2,886	$4,327	$6,041

By Geography:
Revenues:
United States	$46,855	$41,855	$91,843	$82,840
Non-United States	19,689	10,158	35,391	19,608
Total revenues	$66,544	$52,013	$127,234	$102,448

	June 30, 2014	December 31, 2013
Total assets:
Tech & Clearance	$175,351	$180,366
Finance	71,588	89,213
Energy	87,886	52,374
Healthcare	22,942	28,679
Hospitality	37,871	38,600
Corporate & Other	29,561	31,409
Total assets	$425,199	$420,641
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2013 and June 30, 2014 and the changes in goodwill for the six month period ended June 30, 2014 (in thousands):

	Tech & Clearance	Finance	Energy	Healthcare	Hospitality	Corporate & Other	Total

Balance, December 31, 2013	$96,519	$56,254	$35,104	$6,269	$17,456	$18,588	$230,190
Addition for Acquisitions	—	—	15,078	—	—	—	15,078
Foreign currency translation adjustment	333	1,617	5	—	(161)	628	2,422
Goodwill at June 30, 2014	$96,852	$57,871	$50,187	$6,269	$17,295	$19,216	$247,690

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill acquired during the six month period ended June 30, 2014 was the result of the OilCareers acquisition. OilCareers was acquired in March 2014 and the valuation of assets and liabilities was completed during the second quarter of 2014, resulting in an increase to goodwill.

12.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 3.4 million and 3.2 million shares were outstanding during the three and six month periods ended June 30, 2014, respectively, and options to purchase 2.6 million and 2.2 million shares were outstanding during the three and six month periods ended June 30, 2013, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations—basic and diluted	$7,208	$7,973	$11,603	$15,048

Weighted-average shares outstanding—basic	52,275	57,833	52,688	57,682
Add shares issuable upon exercise of stock options	1,915	3,077	2,086	3,320
Weighted-average shares outstanding—diluted	54,190	60,910	54,774	61,002

Basic earnings per share	$0.14	$0.14	$0.22	$0.26
Diluted earnings per share	$0.13	$0.13	$0.21	$0.25

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
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance, Energy, Healthcare and Hospitality segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At June 30, 2014, Dice.com had approximately 8,000 total recruitment package customers. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $85.7 million and $77.4 million at June 30, 2014 and December 31, 2013, respectively.
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

Results of Operations
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Revenues

	Three Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Tech & Clearance	$34,042	$32,411	$1,631	5.0%
Finance	9,235	8,727	508	5.8%
Energy	8,501	6,171	2,330	37.8%
Healthcare	6,623	621	6,002	N/A
Hospitality	3,451	—	3,451	—%
Corporate & Other	4,692	4,083	609	14.9%
Total revenues	$66,544	$52,013	$14,531	27.9%
Our revenues were $66.5 million for the three month period ended June 30, 2014 compared to $52.0 million for the same period in 2013, an increase of $14.5 million, or 27.9%.
We experienced an increase in the Tech & Clearance segment revenue of $1.6 million, or 5.0%, of which the acquisition of The IT Job Board contributed $2.5 million to the increase. Revenue at Dice.com decreased by approximately $1.0 million compared to the same period in 2013. Recruitment package customer count decreased from 8,650 at June 30, 2013 to 8,000 at June 30, 2014, but is unchanged from March 31, 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 4% from the period ended June 30, 2013 to the period ended June 30, 2014.
The Finance segment experienced an increase in revenue of $508,000, or 5.8%. Currency impact for the three month period ended June 30, 2014 increased revenue by approximately $700,000. In originating currency, revenue increased 7% in Continental Europe, 2% in the Asia Pacific region, 2% in the UK, and decreased 11% in North America. Recruitment activity in financial services increased in the quarter, particularly in Europe and Asia.
Revenues for the Energy segment totaled $8.5 million for the three month period ended June 30, 2014, an increase of $2.3 million or 37.8% from the comparable 2013 period. The acquisition of OilCareers in March 2014 contributed $2.0 million of the increase. The remaining increase was primarily a result of increased usage of our advertising products and our career center.
The Healthcare segment, consisting of HEALTHeCAREERS, BioSpace and Health Callings, increased revenue by $6.0 million. The acquisitions of HEALTHeCAREERS and BioSpace on November 7, 2013 provided the increase.
Revenues for the Hospitality segment, which includes Hcareers, totaled $3.5 million. Hcareers was acquired on November 7, 2013.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and WorkDigital, increased by $609,000 or 14.9% due to Slashdot Media.
Cost of Revenues

	Three Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Cost of revenues	$9,531	$5,636	$3,895	69.1%
Percentage of revenues	14.3%	10.8%
Our cost of revenues for the three month period ended June 30, 2014 was $9.5 million compared to $5.6 million for the same period in 2013, an increase of $3.9 million, or 69.1%. The Healthcare segment increased $2.4 million due to the acquisitions of HEALTHeCAREERS and BioSpace. HEALTHeCAREERS has relationships with various healthcare associations which provide traffic and jobs to the website. Royalties paid to these associations are driving $1.2 million of the increase at the Healthcare segment. The Tech & Clearance segment experienced an increase of $663,000, of which $351,000 was attributed to additional headcount in account management for Dice.com and increases for software and maintenance due to additional seat licenses. The acquisition of The IT Job Board added $312,000 to the remainder of the increase at the Tech & Clearance segment. The Hospitality segment increased $404,000 due to the acquisition of Hcareers, and the Energy segment increased $177,000 due to increased cost of recruitment events.
Product Development Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Product Development	$6,364	$5,223	$1,141	21.8%
Percentage of revenues	9.6%	10.0%
Product development expenses for the three month period ended June 30, 2014 were $6.4 million compared to $5.2 million for the same period in 2013, an increase of $1.1 million or 21.8%. The Healthcare segment increased by $512,000; the acquisition of HEALTHeCAREERS and BioSpace contributed to the increase. An increase of $366,000 was experienced in the Tech & Clearance segment, primarily driven by additional salaries and related costs of $233,000 to fund new product development and innovation. The acquisition of The IT Job Board added the remaining $133,000 of the increase. The Hospitality segment increased $291,000 due to the acquisition of Hcareers. The Finance segment increased by $202,000, primarily driven by additional salaries and related costs and system upgrades. The Corporate & Other segment experienced a decrease of $377,000, primarily attributable to lower headcount at Slashdot Media.
Sales and Marketing Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Sales and Marketing	$20,268	$16,904	$3,364	19.9%
Percentage of revenues	30.5%	32.5%
Sales and marketing expenses for the three month period ended June 30, 2014 were $20.3 million compared to $16.9 million for the same period in 2013, an increase of $3.4 million or 19.9%. The Tech and Clearance segment marketing expense decreased by $1.8 million due to the change in marketing initiatives. Marketing costs were lower due to a reduction in email campaigns, radio advertising, online and regional advertising and tradeshows. Sales expense at the Tech and Clearance segment increased by $961,000 primarily due to the acquisition of The IT Job Board. The Healthcare segment experienced an increase in overall sales and marketing expense of $1.3 million to $2.0 million for the three month period ended June 30, 2014; of which the acquisition of HEALTHeCAREERs and BioSpace added $1.7 million to the increase. This increase was offset by decreased sales and marketing expenses at Health Callings of $392,000.
The Hospitality segment sales and marketing expense increased by $1.1 million due to increased costs related to the acquisition of Hcareers. At the the Finance segment, we experienced an increase of $479,000 in sales costs due to increased commissions costs as a result of higher billings and an increase of $198,000 in marketing costs. The Energy segment increased by $980,000 primarily due to the acquisition of OilCareers.
General and Administrative Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
General and administrative	$10,009	$8,083	$1,926	23.8%
Percentage of revenues	15.0%	15.5%
General and administrative expenses for the three month period ended June 30, 2014 were $10.0 million compared to $8.1 million for the same period in 2013, an increase of $1.9 million or 23.8%.

Stock-based compensation expense was $1.8 million, a decrease of approximately $400,000 compared to the same period in 2013. The decrease was due to the lower value of equity awards recognized in the current period.
General and administrative expense for the Tech & Clearance segment increased $848,000 in the three month period ended June 30, 2014, as compared to the same period in 2013. Approximately $501,000 at the Tech & Clearance segment was due to costs related to The IT Job Board business. The remaining increase of $347,000 was related to increased recruitment fees and employee-related expenses. The build out of Tech & Clearance operations in Silicon Valley and additional office space in Iowa also added to the increase.
The Healthcare and Hospitality segments increased by $741,000 and $460,000 due to the acquisitions of HEALTHeCAREERS and BioSpace and Hcareers, respectively. The Energy segment increased $313,000 due to the OilCareers acquisition. The Finance segment increased by $178,000 due primarily to recruitment fees and other employee-related costs.
Depreciation

	Three Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Depreciation	$2,896	$1,709	$1,187	69.5%
Percentage of revenues	4.4%	3.3%
Depreciation expense for the three month period ended June 30, 2014 was $2.9 million compared to $1.7 million for the same period of 2013, an increase of $1.2 million or 69.5%. The increase was primarily related to the addition of onTargetJobs and The IT Job Board assets, which increased depreciation expense by $805,000 and $127,000, respectively. The remaining increase in depreciation was the result of other capital additions to hardware, software, and web development costs in the Tech & Clearance segment.
Amortization of Intangible Assets

	Three Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Amortization	$4,443	$1,708	$2,735	160.1%
Percentage of revenues	6.7%	3.3%

Amortization expense for the three month period ended June 30, 2014 was $4.4 million compared to $1.7 million for the same period in 2013, an increase of $2.7 million or 160.1%. Amortization expense for the three month period ended June 30, 2014 increased due to the onTargetjobs, OilCareers and The IT Job Board acquisitions of $1.5 million, $1.1 million and $1.0 million, respectively. This increase was offset by decreased amortization expense due to the write off of intangible assets at Slashdot Media at December 31, 2013, and certain intangible assets from the Health Callings, Rigzone and Worldwideworker acquisitions becoming fully amortized.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $45,000 for the three month period ended June 30, 2014 due to The IT Job Board and WorkDigital acquisitions, compared to $49,000 of expense in the prior year period due to the WorkDigital acquisition. In January 2014, a payment of $824,000 related to The IT Job Board was made to the seller. We expect deferred purchase price payments totaling $5.0 million to be made for the WorkDigital acquisition in October 2014 and payments totaling $4.0 million by January 2015 related to The IT Job Board.
Operating Income
Operating income for the three months ended June 30, 2014 was $13.0 million compared to $12.7 million for the same period in 2013, an increase of $287,000 or 2.3%. The increase was the result of increased revenue, offset by higher operating costs, primarily related to the expenses of the new businesses of onTargetjobs, OilCareers and The IT Job Board.

Interest Expense

	Three Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Interest expense	$1,055	$344	$711	206.7%
Percentage of revenues	1.6%	0.7%
Interest expense for the three month period ended June 30, 2014 was $1.1 million compared to $344,000 for the same period in 2013, an increase of $711,000 or 206.7%. The weighted-average debt outstanding was higher in the three month period ended June 30, 2014 as compared to the same period in 2013 due to additional borrowings for the onTargetjobs acquisition.
Income Taxes

	Three Months Ended June 30,
	2014	2013
	(in thousands, except percentages)
Income before income taxes	$11,804	$12,604
Income tax expense	4,596	4,631
Effective tax rate	38.9%	36.7%
The effective income tax rate was 38.9% and 36.7% for the three month period ended June 30, 2014 and June 30, 2013, respectively. The rate was higher in the current period because an increased percentage of worldwide income was earned in the United States.
Earnings per Share
Basic earnings per share was $0.14 for both the three month period ended June 30, 2014 and June 30, 2013. Diluted earnings per share was $0.13 for both the three month period ended June 30, 2014 and June 30, 2013.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenues

	Six Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Tech & Clearance	$66,485	$64,378	$2,107	3.3%
Finance	18,044	17,335	709	4.1%
Energy	14,422	11,372	3,050	26.8%
Healthcare	13,074	1,197	11,877	N/A
Hospitality	6,382	—	6,382	—%
Corporate & Other	8,827	8,166	661	8.1%
Total revenues	$127,234	$102,448	$24,786	24.2%
Our revenues were $127.2 million for the six month period ended June 30, 2014 compared to $102.4 million for the same period in 2013, an increase of $24.8 million, or 24.2%.
We experienced an increase in the Tech & Clearance segment revenue of $2.1 million, or 3.3%, of which the acquisition of The IT Job Board contributed $4.5 million to the increase. Revenue at Dice.com decreased by $2.2 million compared to the same period in 2013. Recruitment package customer count decreased from 8,650 at June 30, 2013 to 8,000 at June 30, 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 3% from the six month period ended June 30, 2013 to the six month period ended June 30, 2014. Revenues for related career fairs and ClearanceJobs decreased by $200,000 for the six month period ended June 30, 2014 as compared to the same period in 2013. This decrease was attributed to the slow-growth environment due in part to sequestration.
The Finance segment experienced an increase in revenue of $709,000, or 4.1%. Currency impact for the six month period ended June 30, 2014 increased revenue by approximately $1.2 million. In originating currency, revenue increased 4% in Continental Europe, increased 3% in the UK, was flat in the Asia Pacific region and decreased 11% in North America. Recruitment activity in financial services increased in the six month period ended June 30, 2014, particularly in Europe and Asia.
Revenues for the Energy segment totaled $14.4 million for the six month period ended June 30, 2014, an increase of $3.1 million or 26.8% from the comparable 2013 period. The acquisition of OilCareers in March 2014 contributed $2.3 million of the increase. The remaining increase was a result of increased usage of our advertising products and our career center.
The Healthcare segment, consisting of HEALTHeCAREERS, BioSpace and Health Callings, increased revenue by $11.9 million. The acquisitions of HEALTHeCAREERS and BioSpace on November 7, 2013 provided the increase.
Revenues for the Hospitality segment, which consists of Hcareers, totaled $6.4 million. Hcareers was acquired on November 7, 2013. Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and WorkDigital, increased by $661,000 or 8.1% due to Slashdot Media.
Cost of Revenues

	Six Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Cost of revenues	$18,385	$10,754	$7,631	71.0%
Percentage of revenues	14.4%	10.5%
Our cost of revenues for the six month period ended June 30, 2014 was $18.4 million compared to $10.8 million for the same period in 2013, an increase of $7.6 million, or 71.0%. The Healthcare segment increased $4.7 million due to the acquisitions of HEALTHeCAREERS and BioSpace. HEALTHeCAREERS has relationships with various healthcare associations which provide traffic and jobs to the website. Royalties paid to these associations are driving $2.6 million of the increase at the Healthcare segment. The Tech & Clearance segment experienced an increase of $1.7 million. Approximately $1.0 million of the increase was attributed to additional headcount in account management for Dice.com and increases for software and maintenance due to additional seat licenses. The acquisition of The IT Job Board added $695,000 to the remainder of the increase at the Tech & Clearance segment. The Hospitality segment increased $824,000 due to the acquisition of Hcareers, and the Energy segment increased $411,000 due to increased cost of recruitment events. The Corporate & Other segment experienced a decrease in cost of revenues of $160,000 compared to the same period in 2013 primarily relating to lower headcount at Slashdot Media offset by increased expenses related to Work Digital.
Product Development Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Product Development	$12,767	$10,656	$2,111	19.8%
Percentage of revenues	10.0%	10.4%
Product development expenses for the six month period ended June 30, 2014 were $12.8 million compared to $10.7 million for the same period in 2013, an increase of $2.1 million or 19.8%. The Healthcare segment increased by $1.1 million; the acquisition of HEALTHeCAREERS and BioSpace contributed to the increase. An increase of $802,000 was experienced in the Tech & Clearance segment, primarily driven by additional salaries and related costs of $771,000 for the increased number of employees, offset by increased capitalized development costs of $310,000. The acquisition of The IT Job Board added the remaining $352,000 of the increase.
The Hospitality segment increased $568,000 due to the acquisition of Hcareers. The Finance segment increased by $460,000 primarily driven by additional salaries and related costs for the increased number of employees and testing of new systems. The Corporate & Other segment experienced a decrease of $962,000 attributable primarily to a decrease of $646,000 due to lower headcount at Slashdot Media and a decrease of $425,000 related to ending a specific product initiative.
Sales and Marketing Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Sales and Marketing	$39,286	$33,505	$5,781	17.3%
Percentage of revenues	30.9%	32.7%
Sales and marketing expenses for the six month period ended June 30, 2014 were $39.3 million compared to $33.5 million for the same period in 2013, an increase of $5.8 million or 17.3%. The Healthcare segment experienced an increase in overall sales and marketing expense of $2.9 million to $4.4 million for the six month period ended June 30, 2014, of which $3.3 million was related to the acquisition of HEALTHeCAREERs and BioSpace. This increase was offset by decreased sales and marketing expenses at Health Callings of $385,000. The Hospitality segment sales and marketing expense increased by $2.0 million due to increased costs related to the acquisition of Hcareers. The Energy segment sales and marketing expense increased by $1.1 million due to increased costs related to the acquisition of OilCareers.
The Finance segment sales costs increased by $682,000 primarily due to increased commissions costs as a result of higher billings and increased employee-related expenses. Marketing costs at the Tech & Clearance segment decreased by $3.1 million due to a $3.8 million reduction in email campaigns, radio advertising, online and regional advertising, tradeshows and fewer promotional materials purchased. This decrease was offset by the acquisition of The IT Job Board, which added $757,000 to marketing costs. The Tech & Clearance segment experienced an increase in sales costs of $2.2 million. The acquisition of The IT Job Board added $1.8 million to the increase in sales costs at the Tech & Clearance segment. The remaining increase in sales costs at the Tech & Clearance segment was due to increased commissions costs as a result of higher billings.
General and Administrative Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
General and administrative	$21,371	$16,506	$4,865	29.5%
Percentage of revenues	16.8%	16.1%
General and administrative expenses for the six month period ended June 30, 2014 were $21.4 million compared to $16.5 million for the same period in 2013, an increase of $4.9 million or 29.5%.
Stock-based compensation expense was $4.1 million, a decrease of approximately $100,000 compared to the same period in 2013. The decrease was due to the lower value of equity awards recognized in the current period.
General and administrative expense for the Tech & Clearance segment increased $2.1 million in the six month period ended June 30, 2014, as compared to the same period in 2013 due to increases of $1.0 million related to employee-related expenses, recruitment fees, the build out of Tech & Clearance operations in Silicon Valley and additional office space in Iowa. The remaining increase of approximately $1.1 million at the Tech & Clearance segment was due to costs related to The IT Job Board business. The Healthcare and Hospitality segments increased by $1.5 million and $889,000 due to the acquisitions of HEALTHeCAREERS and BioSpace and Hcareers, respectively. The Energy segment increase of $582,000 was primarily attributable to costs related to the OilCareers acquisition.
Depreciation

	Six Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Depreciation	$5,717	$3,366	$2,351	69.8%
Percentage of revenues	4.5%	3.3%

Depreciation expense for the six month period ended June 30, 2014 was $5.7 million compared to $3.4 million for the same period of 2013, an increase of $2.4 million or 69.8%. The increase was primarily related to the addition of onTargetJobs and The IT Job Board assets, which increased depreciation expense by $1.6 million and $256,000, respectively. The remaining increase in depreciation was the result of other capital additions to hardware, software, and web development costs in the Tech & Clearance segment.
Amortization of Intangible Assets

	Six Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Amortization	$8,754	$3,409	$5,345	156.8%
Percentage of revenues	6.9%	3.3%

Amortization expense for the six month period ended June 30, 2014 was $8.8 million compared to $3.4 million for the same period in 2013, an increase of $5.3 million or 156.8%. Amortization expense for the six month period ended June 30, 2014 increased due to the onTargetjobs, The IT Job Board and OilCareers acquisitions of $3.9 million, $1.9 million and $1.1 million, respectively. This increase was offset by decreased amortization expense due to the write off of intangible assets at Slashdot Media at December 31, 2013, and certain intangible assets from the Health Callings, Rigzone and Worldwideworker acquisitions becoming fully amortized.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $90,000 for the six month period ended June 30, 2014 due to The IT Job Board and WorkDigital acquisitions, compared to $96,000 of expense in the prior year period due to the WorkDigital acquisition. In January 2014, a payment of $824,000 related to The IT Job Board was made to the seller. We expect deferred purchase price payments totaling $5.0 million to be made for the WorkDigital acquisition in October 2014 and payments totaling $4.0 million by January 2015 related to The IT Job Board.
Operating Income
Operating income for the six month period ended June 30, 2014 was $20.9 million compared to $24.2 million for the same period in 2013, a decrease of $3.3 million or 13.6%. The decrease was the result of higher operating costs, primarily related to the expenses of the new businesses of onTargetjobs, OilCareers and The IT Job Board.
Interest Expense

	Six Months Ended June 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Interest expense	$1,948	$719	$1,229	170.9%
Percentage of revenues	1.5%	0.7%
Interest expense for the six month period ended June 30, 2014 was $1.9 million compared to $719,000 for the same period in 2013, an increase of $1.2 million or 170.9%. The weighted-average debt outstanding was higher in the period ended June 30, 2014 as compared to the same period in 2013 due to additional borrowings for the onTargetjobs acquisition.
Income Taxes

	Six Months Ended June 30,
	2014	2013
	(in thousands, except percentages)
Income before income taxes	$18,779	$23,693
Income tax expense	7,176	8,645
Effective tax rate	38.2%	36.5%

The effective income tax rate was 38.2% and 36.5% for the six month period ended June 30, 2014 and June 30, 2013, respectively. The rate was higher in the current period because an increased percentage of worldwide income was earned in the United States.
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
A reconciliation of Adjusted EBITDA for the six months ended June 30, 2014 and 2013 (in thousands) follows:

	For the six months ended June 30,
	2014	2013
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$11,603	$15,048
Interest expense	1,948	719
Income tax expense	7,176	8,645
Depreciation	5,717	3,366
Amortization of intangible assets	8,754	3,409
Change in acquisition related contingencies	90	96
Non-cash stock compensation expense	4,147	4,212
Deferred revenue adjustment	2,268	—
Other	137	(256)
Adjusted EBITDA	$41,840	$35,239

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$33,365	$34,695
Interest expense	1,948	719
Amortization of deferred financing costs	(185)	(121)
Income tax expense	7,176	8,645
Deferred income taxes	2,685	886
Change in accrual for unrecognized tax benefits	(280)	65
Change in accounts receivable	(1,195)	(6,763)
Change in deferred revenue	(6,928)	(4,119)
Deferred revenue adjustment	2,268	—
Changes in working capital and other	2,986	1,232
Adjusted EBITDA	$41,840	$35,239
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
We have summarized our free cash flow for the six months ended June 30, 2014 and 2013 (in thousands).

	For the six months ended June 30,
	2014	2013
Net cash provided by operating activities	$33,365	$34,695
Purchases of fixed assets	(4,946)	(5,748)
Free cash flow	$28,419	$28,947
Cash Flows
We have summarized our cash flows for the six months ended June 30, 2014 and 2013 (in thousands).

	Six Months Ended June 30,
	2014	2013
Cash from operating activities	$33,365	$34,695
Cash from investing activities	(31,947)	(3,557)
Cash from financing activities	(18,777)	(29,497)
We have financed our operations primarily through cash provided by operating activities. At June 30, 2014, we had cash and cash equivalents of $20.1 million compared to $39.4 million at December 31, 2013. Cash and cash equivalents held in non-United States jurisdictions totaled approximately $16.1 million at June 30, 2014. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, externally, we had $132.0 million in borrowing capacity under our Credit Agreement at June 30, 2014. We believe that our existing cash, cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $33.4 million and $34.7 million for the six month periods ended June 30, 2014 and 2013, respectively. The cash provided by operating activities during the 2014 period decreased primarily due to decreases in accounts payable and accrued expenses. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flow from operations.
Investing Activities
During the six month period ended June 30, 2014, cash used by investing activities was $31.9 million compared to cash used of $3.6 million in the six month period ended June 30, 2013. Cash used by investing activities in the six month period ended June 30, 2014 was primarily attributable to the $26.4 million in cash used to purchase the business of OilCareers. Cash used by investing activities in the six month period ended June 30, 2013 was primarily attributable to $5.7 million used to purchase fixed assets, partially offset by $2.2 million of sales of investments.
Financing Activities
Cash used for financing activities during the six month period ended June 30, 2014 and 2013 was $18.8 million and $29.5 million, respectively. The cash used during the current period was primarily due to $18.5 million of payments to repurchase the Company’s common stock and $14.3 million used in repayment of long-term debt, offset by $12.0 million in proceeds from long-term debt. During the six month period ended June 30, 2013, the cash used was primarily due to $20.0 million used in repayment of long-term debt and $12.4 million of payments to repurchase the Company’s common stock, partially offset by proceeds from stock option exercises of $2.6 million.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2014, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 6 in our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of June 30, 2014:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$116,750	$1,250	$7,500	$108,000	$—
Operating lease obligations	22,758	2,158	6,098	5,311	9,191
Total contractual obligations	$139,508	$3,408	$13,598	$113,311	$9,191
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2014, we had $116.8 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to our credit facility.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.44% (the rate in effect on June 30, 2014) on our current borrowings, interest payments are expected to be $1.7 million for July through December 2014, $6.7 million during 2015 and 2016, and $5.5 million during 2017 and 2018.

We have a contingent payment of $5.0 million related to the WorkDigital acquisition that we expect to pay in October 2014 based on delivery of certain products and achievement of certain milestones. We also have payments totaling $4.0 million to be paid by January 2015 related to The IT Job Board acquisition based on achievement of certain financial measures.
As of June 30, 2014, we recorded approximately $2.9 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2014 are $2.9 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $148,000 of its unrecognized tax benefits may be recognized in the next twelve months as a result of a lapse of the statute of limitations.
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
Foreign Exchange Risk
We conduct business serving multiple markets, in three languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, OilCareers, Slashdot Media, The IT Job Board and onTargetjobs also conduct business outside the United States. For the six month periods ended June 30, 2014 and 2013, approximately 28% and 19% of our revenues, respectively, were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the United States dollar and the subsequent translation of the pound sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and United States dollar decreased by 1.0%, the impact on our revenues during the six months ended June 30, 2014 would have been a decrease of approximately $226,000.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2014 and December 31, 2013, our translation adjustment, net of tax, decreased stockholders’ equity by $5.8 million and $6.1 million, respectively. The change from December 31, 2013 to June 30, 2014 is primarily attributable to the position of the United States dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of June 30, 2014, we had outstanding borrowings of $116.8 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2014 on our current borrowings would increase by approximately $584,000.
We also have interest rate risk related to our money market accounts. Our money market accounts will produce less income than expected if market interest rates fall.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for the period covered by this report. We acquired OilCareers in the first quarter of 2014. OilCareers represented approximately 8% of our total assets as of June 30, 2014 and 3% and 2% of our revenues for the three and six month periods ended June 30, 2014, respectively. As the acquisition occurred during 2014, the scope of our assessment of the effectiveness of internal control over financial reporting does not include OilCareers. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
In January 2014, we completed the initial phase of the implementation of a new global billing system, which upgrades our system capabilities and improves our business processes and financial reporting system, but full implementation of the system remains ongoing. The new system is expected to result in enhanced internal controls. Other than the continued implementation of our integrated enterprise platform (“IEP”) and global billing system, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of June 30, 2014 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a stock repurchase program that permits the Company to repurchase our common stock. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors:

Stock Repurchase Plan
	II	III	IV
Approval Date	March 2012	January 2013	December 2013
Authorized Repurchase Amount of Common Stock	$65 million	$50 million	$50 million
Effective Dates	March 2012 to March 2013	April 2013 to December 2013	December 2013 to present
The Company is currently under Stock Repurchase Plan IV, which will be in effect for up to one year. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the three months ended June 30, 2014, purchases of our common stock pursuant to Stock Repurchase Plan IV were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2014	595,000	$7.18	595,000	$37,600,000
May1 through May 31, 2014	531,046	7.04	531,046	33,864,000
June 1 through June 30, 2014	452,649	7.07	452,649	30,664,000
Total	1,578,695	$7.10	1,578,695

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.

Item 6.    Exhibits

31.1*	Certifications of Michael P. Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John J. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael P. Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John J. Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DICE HOLDINGS, INC.
Date:	July 30, 2014	Registrant

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