Form 10-Q
period 2014-09-30
DICE HOLDINGS, INC.
filed 2014-10-30
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2014
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
As of October 24, 2014, there were 53,148,070 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DICE HOLDINGS, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013
	Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

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

PART I.
ITEM 1. Financial Statements
DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$27,018	$39,351
Accounts receivable, net of allowance for doubtful accounts of $3,141 and $2,719	40,022	37,760
Deferred income taxes—current	2,811	1,399
Income taxes receivable	3,310	2,399
Prepaid and other current assets	4,159	3,739
Total current assets	77,320	84,648
Fixed assets, net	16,290	18,612
Acquired intangible assets, net	85,936	84,905
Goodwill	243,198	230,190
Deferred financing costs, net of accumulated amortization of $656 and $378	1,407	1,685
Deferred income taxes—non-current	1,235	—
Other assets	874	601
Total assets	$426,260	$420,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$27,300	$27,468
Deferred revenue	81,906	77,394
Current portion of acquisition related contingencies	9,040	5,751
Current portion of long-term debt	2,500	2,500
Deferred income taxes—current	110	123
Income taxes payable	1,186	400
Total current liabilities	122,042	113,636
Long-term debt	110,625	116,500
Deferred income taxes—non-current	14,901	13,641
Accrual for unrecognized tax benefits	3,511	2,618
Acquisition related contingencies	—	4,042
Other long-term liabilities	3,013	2,392
Total liabilities	254,092	252,829
Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 76,132 and 73,414 shares, respectively; outstanding: 53,591 and 54,634 shares, respectively	761	734
Additional paid-in capital	323,868	309,087
Accumulated other comprehensive loss	(9,577)	(6,114)
Accumulated earnings	53,928	32,832
Treasury stock, 22,541 and 18,780 shares, respectively	(196,812)	(168,727)
Total stockholders’ equity	172,168	167,812
Total liabilities and stockholders’ equity	$426,260	$420,641

See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$67,615	$52,616	$194,849	$155,064
Operating expenses:
Cost of revenues	9,418	6,099	27,803	16,853
Product development	6,487	5,597	19,254	16,253
Sales and marketing	20,746	16,601	60,032	50,106
General and administrative	10,760	8,534	32,131	25,040
Depreciation	2,930	2,011	8,647	5,377
Amortization of intangible assets	3,798	2,208	12,552	5,617
Change in acquisition related contingencies	44	50	134	146
Total operating expenses	54,183	41,100	160,553	119,392
Operating income	13,432	11,516	34,296	35,672
Interest expense	(927)	(378)	(2,875)	(1,097)
Other income (expense)	8	5	(129)	261
Income before income taxes	12,513	11,143	31,292	34,836
Income tax expense	3,020	4,085	10,196	12,730
Net income	$9,493	$7,058	$21,096	$22,106

Basic earnings per share	$0.18	$0.12	$0.40	$0.39
Diluted earnings per share	$0.18	$0.12	$0.39	$0.37

Weighted-average basic shares outstanding	52,089	56,606	52,486	57,324
Weighted-average diluted shares outstanding	54,106	59,505	54,545	60,497
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$9,493	$7,058	$21,096	$22,106

Foreign currency translation adjustment	(3,759)	4,413	(3,463)	(635)
Unrealized losses on investments	—	—	—	(9)
Total other comprehensive income (loss)	(3,759)	4,413	(3,463)	(644)
Comprehensive income	$5,734	$11,471	$17,633	$21,462
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$21,096	$22,106
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	8,647	5,377
Amortization of intangible assets	12,552	5,617
Deferred income taxes	(4,317)	(1,841)
Amortization of deferred financing costs	278	181
Stock based compensation	5,886	6,263
Change in acquisition related contingencies	134	146
Change in accrual for unrecognized tax benefits	893	(126)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(232)	5,263
Prepaid expenses and other assets	(446)	321
Accounts payable and accrued expenses	(16)	2,681
Income taxes receivable/payable	(956)	(4,292)
Deferred revenue	3,581	(916)
Other, net	544	4
Net cash flows from operating activities	47,644	40,784
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(27,001)	(12,259)
Purchases of fixed assets	(6,784)	(8,160)
Purchases of investments	—	(3)
Maturities and sales of investments	—	2,194
Net cash flows from investing activities	(33,785)	(18,228)
Cash flows from financing activities:
Payments on long-term debt	(23,875)	(20,000)
Proceeds from long-term debt	18,000	34,000
Payments under stock repurchase plan	(26,909)	(35,046)
Payment of acquisition related contingencies	(824)	—
Proceeds from stock option exercises	7,974	3,149
Purchase of treasury stock related to vested restricted stock	(1,223)	(995)
Excess tax benefit over book expense from stock based compensation	1,504	2,346
Net cash flows from financing activities	(25,353)	(16,546)
Effect of exchange rate changes	(839)	(1,326)
Net change in cash and cash equivalents for the period	(12,333)	4,684
Cash and cash equivalents, beginning of period	39,351	40,013
Cash and cash equivalents, end of period	$27,018	$44,697
See accompanying notes to the condensed consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying interim unaudited condensed consolidated financial statements of Dice Holdings, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report on Form 10-K”). Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results to be achieved for the full year.
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

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
In October 2014 and 2013, deferred purchase price payments of $5.0 million each were made related to the WorkDigital acquisition, finalizing all deferred purchase price payments for WorkDigital.
Pro forma Information—The following pro forma consolidated results of operations are presented as if the acquisition of onTargetjobs was completed as of January 1, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$67,615	$62,539	$194,849	$184,446
Net income	9,493	7,417	21,096	22,391
Basic earnings per share	0.18	0.13	0.40	0.39
The pro forma financial information represents the combined historical operating results of the Company and onTargetjobs with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets and the related income tax impacts of such adjustments. The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 include revenues from the onTargetjobs acquisition of $10.2 million and $28.5 million, respectively, and operating losses of $0.2 million and $2.6 million, respectively. The operating losses were primarily attributable to amortization of intangible assets of $1.0 million and $4.9 million for the three and nine months ended September 30, 2014, respectively.
The pro forma financial information does not include adjustments for The IT Job Board or OilCareers, as they are not individually or collectively material to the Company’s results.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2014
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$361	$—	$—	$361
Contingent consideration to be paid in cash for the acquisitions	—	—	9,040	9,040

	As of December 31, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$15,610	$—	$—	$15,610
Contingent consideration to be paid in cash for the acquisitions	—	—	9,793	9,793

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contingent consideration for acquisitions
Balance at beginning of period	$9,195	$9,852	$9,793	$9,756
Additions for acquisitions	—	4,738	—	4,738
Cash payments	—	—	(824)	—
Change in estimates included in earnings	44	50	134	146
Change due to foreign exchange rate changes	(199)	—	(63)	—
Balance at end of period	$9,040	$14,640	$9,040	$14,640

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

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

5.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of and for the Nine Months Ended September 30, 2014
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$23,654	$166	$23,820	$(19,757)	$(120)	$3,943	3.5 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,837	1,123	24,960	(12,231)	(696)	12,033	6.1 years
Customer lists	54,932	9,403	64,335	(41,363)	(1,418)	21,554	5.5 years
Candidate and content database	40,198	3,816	44,014	(34,863)	255	9,406	2.7 years
Order backlog	2,718	—	2,718	(2,718)	—	—	0.5 years
Acquired intangible assets, net	$184,339	$14,508	$198,847	$(110,932)	$(1,979)	$85,936

	As of and for the Year Ended December 31, 2013
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$21,000	$4,028	$25,028	$(17,566)	$(35)	$(1,374)	$6,053	3.5 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	19,115	6,651	25,766	(10,541)	(505)	(1,929)	12,791	6.2 years
Customer lists	45,213	14,500	59,713	(40,255)	(840)	(3,281)	15,337	5.3 years
Candidate and content database	30,341	10,513	40,854	(30,615)	329	(656)	9,912	2.8 years
Order backlog	—	2,718	2,718	(906)	—	—	1,812	0.5 years
Acquired intangible assets, net	$154,669	$38,410	$193,079	$(99,883)	$(1,051)	$(7,240)	$84,905

OilCareers was acquired in March 2014 and the valuation of assets and liabilities was completed during the second quarter of 2014. Identifiable intangible assets for the OilCareers acquisition are included in the total cost as of September 30, 2014. The weighted-average amortization period for the technology, trademarks and brand names, customer lists and candidate and content database are 0.8 years, 5.0 years, 7.0 years and 2.0 years, respectively, related to the OilCareers acquisition.
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

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During 2013, the long-lived assets of both Health Callings and Slashdot Media were tested for recoverability due to the downturn in the current and expected future financial performance of the reporting units. This process resulted in an impairment of unamortized intangible assets of $7.2 million at Slashdot Media as of December 31, 2013.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of September 30, 2014, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

October 1, 2014 through December 31, 2014	$3,780
2015	13,825
2016	8,259
2017	5,101
2018	4,545
2019 and thereafter	11,426
Total	$46,936

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2014, the Company was in compliance with all of the financial covenants under the Credit Agreement.
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

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts borrowed as of September 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Amounts borrowed:
Term loan facility	$48,125	$50,000
Revolving credit facility	65,000	69,000
Total borrowed	$113,125	$119,000

Available to be borrowed under revolving facility	$135,000	$131,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	2.19%	2.19%
Future maturities as of September 30, 2014 are as follows (in thousands):

October 1, 2014 through December 31, 2014	$625
2015	2,500
2016	5,000
2017	5,000
2018	100,000
Total minimum payments	$113,125
Borrowings during the nine months ended September 30, 2014 were to fulfill temporary cash needs to fund operating activities. Borrowings during the year ended December 31, 2013 were to fund The IT Job Board acquisition, onTargetjobs acquisition, and stock repurchases. Scheduled payments to repay the term loan commenced in the first quarter of 2014. There are no scheduled amortization payments for the revolving loan facility of $200.0 million until maturity of the Credit Agreement in October 2018.

7.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancellable operating leases as of September 30, 2014 are as follows (in thousands):

October 1, 2014 through December 31, 2014	$1,311
2015	3,277
2016	2,836
2017	2,832
2018	2,520
2019 and thereafter	9,208
Total minimum payments	$21,984
Rent expense was $1.1 million and $3.0 million for the three and nine month periods ended September 30, 2014, respectively, and $0.9 million and $2.4 million for the three and nine month periods ended September 30, 2013, respectively, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company is currently under Stock Repurchase Plan IV, which will expire no later than December 2014. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the quarter ended September 30, 2014, purchases of the Company’s common stock pursuant to Stock Repurchase Plan IV were as follows:

Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1,056,207	$8.22	$8,677,152	$21,987,000
Approximately $0.5 million and $0.6 million of share repurchases had not settled as of September 30, 2014 and December 31, 2013, respectively, and are included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net consists of the following components, net of tax, (in thousands):

	September 30, 2014	December 31, 2013

Foreign currency translation adjustment	$(9,577)	$(6,117)
Unrealized gains on investments, net of tax of $0 and $0	—	3
Total accumulated other comprehensive loss, net	$(9,577)	$(6,114)

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in accumulated other comprehensive income (loss) during the three months ended September 30, 2014 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(5,821)	$3	$(5,818)
Other comprehensive loss before reclassifications	(3,759)	—	(3,759)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(3,759)	—	(3,759)
Ending balance	$(9,580)	$3	$(9,577)
Changes in accumulated other comprehensive income (loss) during the three months ended September 30, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(14,351)	$—	$(14,351)
Other comprehensive income before reclassifications	4,413	—	4,413
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income	4,413	—	4,413
Ending balance	$(9,938)	$—	$(9,938)
Changes in accumulated other comprehensive income (loss) during the nine months ended September 30, 2014 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(6,117)	$3	$(6,114)
Other comprehensive loss before reclassifications	(3,463)	—	(3,463)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(3,463)	—	(3,463)
Ending balance	$(9,580)	$3	$(9,577)
Changes in accumulated other comprehensive income (loss) during the nine months ended September 30, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on investments	Total
Beginning balance	$(9,303)	$9	$(9,294)
Other comprehensive loss before reclassifications	(635)	(9)	(644)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(635)	(9)	(644)
Ending balance	$(9,938)	$—	$(9,938)

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options and restricted stock to certain employees, consultants and directors. Compensation expense for stock-based awards made to employees, directors and consultants in return for service is recorded in accordance with Compensation-Stock Compensation of the FASB ASC. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest. The Company recorded stock based compensation expense of $1.7 million and $5.9 million during the three and nine month periods ended September 30, 2014, respectively, and $2.1 million and $6.3 million during the three month and nine month periods ended September 30, 2013, respectively. At September 30, 2014, there was $15.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
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
A summary of the status of restricted stock awards as of September 30, 2014 and 2013, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,891,131	$8.48	1,733,375	$9.91
Granted—Restricted Stock	78,000	$7.69	117,000	$9.39
Forfeited during the period	(114,625)	$8.21	(74,875)	$10.03
Vested during the period	(56,000)	$9.43	(25,125)	$10.07
Non-vested at end of period	1,798,506	$8.43	1,750,375	$9.87

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,560,375	$9.81	1,305,369	$10.09
Granted—Restricted Stock	1,013,500	$7.21	989,500	$9.80
Forfeited during the period	(208,825)	$8.64	(170,563)	$10.20
Vested during the period	(566,544)	$9.96	(373,931)	$10.30
Non-vested at end of period	1,798,506	$8.43	1,750,375	$9.87
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

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
The weighted average fair value of options granted	$2.57	$3.39	$2.60	$3.54
Dividend yield	—%	—%	—%	—%
Weighted average risk free interest rate	1.71%	1.40%	1.56%	0.98%
Weighted average expected volatility	36.73%	41.46%	40.53%	42.20%
Expected life (in years)	4.6	4.6	4.6	4.6

A summary of the status of options granted as of September 30, 2014 and 2013, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	7,044,103	$5.79	$16,371,140
Granted	3,000	$7.69	—
Exercised	(1,014,414)	$4.47	$4,015,153
Forfeited	(110,746)	$9.75	—
Options outstanding at end of period	5,921,943	$5.94	$16,629,928

	Three Months Ended September 30, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,595,577	$5.24	$36,183,544
Granted	235,000	$9.29	—
Exercised	(522,394)	$0.93	$4,188,424
Forfeited	(104,250)	$9.13	—
Options outstanding at end of period	8,203,933	$5.58	$27,187,484

	Nine Months Ended September 30, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	7,536,601	$5.53	$17,493,907
Granted	617,000	$7.20	—
Exercised	(1,913,943)	$4.17	$7,069,999
Forfeited	(317,715)	$9.46	—
Options outstanding at end of period	5,921,943	$5.94	$16,629,928
Exercisable at end of period	4,675,592	$5.29	$15,958,433

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	8,780,400	$4.67	$41,236,574
Granted	968,000	$9.71	—
Exercised	(1,382,403)	$2.28	$9,848,965
Forfeited	(162,064)	$8.95	—
Options outstanding at end of period	8,203,933	$5.58	$27,187,484
Exercisable at end of period	6,475,360	$4.57	$26,834,448

The weighted-average remaining contractual term of options exercisable at September 30, 2014 is 1.9 years. The following table summarizes information about options outstanding as of September 30, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	313,791	0.9	313,791
$ 1.00 - $ 3.99	1,306,412	1.2	1,306,412
$ 4.00 - $ 5.99	580,445	2.1	580,445
$ 6.00 - $ 8.99	2,835,207	3.1	2,012,294
$ 9.00 - $ 14.50	886,088	5.1	462,650
	5,921,943		4,675,592

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

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
By Segment:
Revenues:
Tech & Clearance	$34,783	$33,610	$101,268	$97,988
Finance	9,449	8,556	27,493	25,891
Energy	8,043	6,157	22,465	17,529
Healthcare	6,921	634	19,995	1,831
Hospitality	3,668	—	10,050	—
Corporate & Other	4,751	3,659	13,578	11,825
Total revenues	$67,615	$52,616	$194,849	$155,064

Depreciation:
Tech & Clearance	$1,581	$1,422	$4,715	$3,696
Finance	152	124	441	395
Energy	47	36	130	94
Healthcare	742	68	2,184	186
Hospitality	76	—	197	—
Corporate & Other	332	361	980	1,006
Total depreciation	$2,930	$2,011	$8,647	$5,377

Amortization:
Tech & Clearance	$973	$760	$2,917	$760
Finance	19	19	57	406
Energy	1,605	775	4,170	2,325
Healthcare	464	—	3,201	67
Hospitality	575	—	1,722	—
Corporate & Other	162	654	485	2,059
Total amortization	$3,798	$2,208	$12,552	$5,617

Operating income (loss):
Tech & Clearance	$13,065	$15,258	$37,981	$46,018
Finance	1,823	1,169	5,090	4,794
Energy	2,061	1,676	4,626	4,601
Healthcare	(766)	(327)	(4,000)	(1,065)
Hospitality	801	—	1,578	—
Corporate & Other	(3,552)	(6,260)	(10,979)	(18,676)
Operating income	13,432	11,516	34,296	35,672
Interest expense	(927)	(378)	(2,875)	(1,097)
Other income (expense)	8	5	(129)	261
Income before income taxes	$12,513	$11,143	$31,292	$34,836

Capital expenditures:
Tech & Clearance	$1,923	$1,787	$4,729	$6,207
Finance	50	129	542	235
Energy	31	91	128	390
Healthcare	432	139	1,138	311
Hospitality	2	—	20	—
Corporate & Other	19	128	227	1,172
Total capital expenditures	$2,457	$2,274	$6,784	$8,315

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

By Geography:
Revenues:
United States	$47,603	$42,457	$139,446	$125,297
Non-United States	20,012	10,159	55,403	29,767
Total revenues	$67,615	$52,616	$194,849	$155,064

	September 30, 2014	December 31, 2013
Total assets:
Tech & Clearance	$177,892	$180,366
Finance	77,308	89,213
Energy	82,887	52,374
Healthcare	22,032	28,679
Hospitality	34,919	38,600
Corporate & Other	31,222	31,409
Total assets	$426,260	$420,641
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2013 and September 30, 2014 and the changes in goodwill for the nine month period ended September 30, 2014 (in thousands):

	Tech & Clearance	Finance	Energy	Healthcare	Hospitality	Corporate & Other	Total

Balance, December 31, 2013	$96,519	$56,254	$35,104	$6,269	$17,456	$18,588	$230,190
Addition for Acquisitions	—	—	15,078	—	—	—	15,078
Foreign currency translation adjustment	(151)	(727)	5	—	(916)	(281)	(2,070)
Goodwill at September 30, 2014	$96,368	$55,527	$50,187	$6,269	$16,540	$18,307	$243,198

Goodwill acquired during the nine month period ended September 30, 2014 was the result of the OilCareers acquisition. OilCareers was acquired in March 2014 and the valuation of assets and liabilities was completed during the second quarter of 2014, resulting in an increase to goodwill.

12.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 2.5 million and 2.9 million shares were outstanding during the three and nine month periods ended September 30, 2014, respectively, and options to purchase 3.0 million and 2.3 million shares were outstanding during the three and nine month periods ended September 30, 2013, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

DICE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations—basic and diluted	$9,493	$7,058	$21,096	$22,106

Weighted-average shares outstanding—basic	52,089	56,606	52,486	57,324
Add shares issuable upon exercise of stock options	2,017	2,899	2,059	3,173
Weighted-average shares outstanding—diluted	54,106	59,505	54,545	60,497

Basic earnings per share	$0.18	$0.12	$0.40	$0.39
Diluted earnings per share	$0.18	$0.12	$0.39	$0.37

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this report. See also “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, under the headings “Risk Factors,” “Note Concerning Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other material information concerning us are available free of charge on the Investors page of our website at www.diceholdingsinc.com. Our reports filed with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, by calling 1-800-SEC-0330, or by visiting http://www.sec.gov. The information contained on our website is not incorporated into this Quarterly Report on Form 10-Q.
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
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance, Energy, Healthcare and Hospitality segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At September 30, 2014, Dice.com had approximately 8,000 total recruitment package customers. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $81.9 million and $77.4 million at September 30, 2014 and December 31, 2013, respectively.
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

Results of Operations
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenues

	Three Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Tech & Clearance	$34,783	$33,610	$1,173	3.5%
Finance	9,449	8,556	893	10.4%
Energy	8,043	6,157	1,886	30.6%
Healthcare	6,921	634	6,287	N/A
Hospitality	3,668	—	3,668	—%
Corporate & Other	4,751	3,659	1,092	29.8%
Total revenues	$67,615	$52,616	$14,999	28.5%
Our revenues were $67.6 million for the three month period ended September 30, 2014 compared to $52.6 million for the same period in 2013, an increase of $15.0 million, or 28.5%.
We experienced an increase in the Tech & Clearance segment revenue of $1.2 million, or 3.5%, of which the acquisition of The IT Job Board contributed $1.4 million to the increase. Revenue at Dice.com decreased by approximately $240,000 compared to the same period in 2013. Recruitment package customer count decreased from 8,450 at September 30, 2013 to 8,000 at September 30, 2014, but is unchanged from June 30, 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 5% from the three month period ended September 30, 2013 to the three month period ended September 30, 2014.
The Finance segment experienced an increase in revenue of $893,000, or 10.4%. Currency impact for the three month period ended September 30, 2014 increased revenue by approximately $590,000. In originating currency, revenue increased 18% in Continental Europe, 9% in the Asia Pacific region, 6% in the UK, and decreased 9% in North America. Recruitment activity in financial services increased in the quarter, particularly in Europe and Asia.
Revenues for the Energy segment totaled $8.0 million for the three month period ended September 30, 2014, an increase of $1.9 million or 30.6% from the comparable 2013 period. The acquisition of OilCareers in March 2014 contributed $2.0 million of the increase. The increase was offset by a decrease in events revenue due to a biennial industry event that did not occur in the current period.
The Healthcare segment, consisting of HEALTHeCAREERS, BioSpace and Health Callings, increased revenue by $6.3 million. The acquisitions of HEALTHeCAREERS and BioSpace on November 7, 2013 provided the increase.
Revenues for the Hospitality segment, which includes Hcareers, totaled $3.7 million. Hcareers was acquired on November 7, 2013.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and WorkDigital, increased by $1.1 million or 29.8% due to Slashdot Media.
Cost of Revenues

	Three Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Cost of revenues	$9,418	$6,099	$3,319	54.4%
Percentage of revenues	13.9%	11.6%
Our cost of revenues for the three month period ended September 30, 2014 was $9.4 million compared to $6.1 million for the same period in 2013, an increase of $3.3 million, or 54.4%. The Healthcare segment increased $2.6 million due to the acquisitions of HEALTHeCAREERS and BioSpace. HEALTHeCAREERS has relationships with various healthcare associations which provide traffic and jobs to the website. Royalties paid to these associations are driving $1.5 million of the increase at the Healthcare segment. The Tech & Clearance segment experienced an increase of $734,000, of which $475,000 was attributed to investment in software subscriptions. Additional headcount and increased compensation is driving $190,000 of the increase. The acquisition of The IT Job Board added $161,000 to the remainder of the increase at the Tech & Clearance segment. The Hospitality segment increased $444,000 due to the acquisition of Hcareers, and the Energy segment decreased $359,000 due to a lower cost of recruitment events.
Product Development Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Product Development	$6,487	$5,597	$890	15.9%
Percentage of revenues	9.6%	10.6%
Product development expenses for the three month period ended September 30, 2014 were $6.5 million compared to $5.6 million for the same period in 2013, an increase of $890,000 or 15.9%. The Healthcare segment increased by $556,000; the acquisition of HEALTHeCAREERS and BioSpace contributed to the increase. An increase of $406,000 was experienced in the Tech & Clearance segment, primarily driven by additional headcount. The Hospitality segment increased $298,000 due to the acquisition of Hcareers. The Energy segment increased by $151,000, of which $81,000 was due to the acquisition of OilCareers. The remaining increase in the Energy segment was due to employee-related expenses. The Corporate & Other segment experienced a decrease of $439,000, primarily attributable to change in leadership and removal of consultants at Corporate of $393,000, lower headcount at Slashdot Media of $179,000, offset by increased employee-related expenses of $156,000 at WorkDigital.
Sales and Marketing Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Sales and Marketing	$20,746	$16,601	$4,145	25.0%
Percentage of revenues	30.7%	31.6%
Sales and marketing expenses for the three month period ended September 30, 2014 were $20.7 million compared to $16.6 million for the same period in 2013, an increase of $4.1 million or 25.0%. The Tech and Clearance segment sales expense increased by $1.2 million primarily due to increased commissions costs of $460,000 as a result of higher billings, $216,000 due to additional headcount and $113,000 due to increased employee-related expenses. The acquisition of The IT Job Board added $396,000 to the increase at the Tech & Clearance segment. The Healthcare segment experienced an increase in sales expense of $1.2 million for the three month period ended September 30, 2014; of which the acquisition of HEALTHeCAREERs and BioSpace added $1.4 million to the increase. This increase was offset by decreased sales expenses at Health Callings of $191,000. The Hospitality segment sales expense increased by $908,000 due to increased costs related to the acquisition of Hcareers.
At the Energy segment, we experienced an increase of $441,000 in sales and marketing costs due to the acquisition of OilCareers. The Healthcare segment experienced an increase in marketing expenses of $312,000, of which the acquisition of HEALTHeCAREERs and BioSpace added $734,000 to the increase. This increase was offset by decreased marketing expenses at Health Callings of $422,000. The Hospitality segment experienced an increase in marketing costs of $132,000 due to increased costs related to the acquisition of Hcareers.
General and Administrative Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
General and administrative	$10,760	$8,534	$2,226	26.1%
Percentage of revenues	15.9%	16.2%

General and administrative expenses for the three month period ended September 30, 2014 were $10.8 million compared to $8.5 million for the same period in 2013, an increase of $2.2 million or 26.1%.
Stock-based compensation expense was $1.7 million, a decrease of approximately $300,000 compared to the same period in 2013. The decrease was due to the lower value of equity awards recognized in the current period.
General and administrative expense for the Tech & Clearance segment increased $320,000 in the three month period ended September 30, 2014, as compared to the same period in 2013. The increase was related to increased recruitment fees and employee-related expenses.
The Healthcare and Hospitality segments increased by $819,000 and $416,000 due to the acquisitions of HEALTHeCAREERS and BioSpace and Hcareers, respectively. The Finance segment increased by $428,000 due primarily to recruitment fees and other employee-related costs. The Energy segment increased $364,000 due to the OilCareers acquisition.
Depreciation

	Three Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Depreciation	$2,930	$2,011	$919	45.7%
Percentage of revenues	4.3%	3.8%
Depreciation expense for the three month period ended September 30, 2014 was $2.9 million compared to $2.0 million for the same period of 2013, an increase of $919,000 or 45.7%. The increase was primarily related to the addition of onTargetjobs assets, which increased depreciation expense by $818,000. The remaining increase in depreciation was the result of other capital additions to hardware, software, and web development costs and their related depreciation in 2014 in the Tech & Clearance segment.
Amortization of Intangible Assets

	Three Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Amortization	$3,798	$2,208	$1,590	72.0%
Percentage of revenues	5.6%	4.2%

Amortization expense for the three month period ended September 30, 2014 was $3.8 million compared to $2.2 million for the same period in 2013, an increase of $1.6 million or 72.0%. Amortization expense for the three month period ended September 30, 2014 increased due to the onTargetjobs, OilCareers and The IT Job Board acquisitions of $1.0 million, $924,000 and $213,000, respectively. This increase was offset by decreased amortization expense due to the impairment of intangible assets at Slashdot Media at December 31, 2013.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $44,000 for the three month period ended September 30, 2014 due to The IT Job Board and WorkDigital acquisitions, compared to $50,000 of expense in the prior year period due to the WorkDigital acquisition. In January 2014, a payment of $824,000 related to The IT Job Board was made to the seller. In October 2014, a final deferred purchase price payment of $5.0 million related to the WorkDigital acquisition was made to the seller. We expect deferred purchase price payments totaling $4.0 million to be paid by January 2015 related to The IT Job Board.
Operating Income
Operating income for the three months ended September 30, 2014 was $13.4 million compared to $11.5 million for the same period in 2013, an increase of $1.9 million or 16.6%. The increase was the result of increased revenue, offset by higher operating costs, primarily related to the expenses of the new businesses of onTargetjobs, OilCareers and The IT Job Board.

Interest Expense

	Three Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Interest expense	$927	$378	$549	145.2%
Percentage of revenues	1.4%	0.7%
Interest expense for the three month period ended September 30, 2014 was $927,000 compared to $378,000 for the same period in 2013, an increase of $549,000 or 145.2%. The weighted-average debt outstanding was higher in the three month period ended September 30, 2014 as compared to the same period in 2013 due to additional borrowings for the onTargetjobs acquisition.
Income Taxes

	Three Months Ended September 30,
	2014	2013
	(in thousands, except percentages)
Income before income taxes	$12,513	$11,143
Income tax expense	3,020	4,085
Effective tax rate	24.1%	36.7%
The effective income tax rate was 24.1% and 36.7% for the three month period ended September 30, 2014 and September 30, 2013, respectively. The Company recognized a benefit in the current period of $1.7 million related to tax loss carryovers obtained in the onTargetjobs acquisition.
Earnings per Share
Basic earnings per share was $0.18 and $0.12 for the three month period ended September 30, 2014 and September 30, 2013, respectively, an increase of $0.06 or 50.0%. Diluted earnings per share was $0.18 and $0.12 for the three month period ended September 30, 2014 and September 30, 2013, respectively, an increase of $0.06 or 50.0%. The increases were primarily due to an increase in net income and decreased weighted-average shares outstanding due to stock repurchases.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenues

	Nine Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Tech & Clearance	$101,268	$97,988	$3,280	3.3%
Finance	27,493	25,891	1,602	6.2%
Energy	22,465	17,529	4,936	28.2%
Healthcare	19,995	1,831	18,164	N/A
Hospitality	10,050	—	10,050	—%
Corporate & Other	13,578	11,825	1,753	14.8%
Total revenues	$194,849	$155,064	$39,785	25.7%
Our revenues were $194.8 million for the nine month period ended September 30, 2014 compared to $155.1 million for the same period in 2013, an increase of $39.8 million, or 25.7%.
We experienced an increase in the Tech & Clearance segment revenue of $3.3 million, or 3.3%, of which the acquisition of The IT Job Board contributed $5.9 million to the increase. Revenue at Dice.com decreased by $2.5 million compared to the same period in 2013. Recruitment package customer count decreased from 8,450 at September 30, 2013 to 8,000 at September 30, 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 4% from the nine month period ended September 30, 2013 to the nine month period ended September 30, 2014. Revenues for related career fairs and ClearanceJobs decreased by $178,000 for the nine month period ended September 30, 2014 as compared to the same period in 2013.
The Finance segment experienced an increase in revenue of $1.6 million, or 6.2%. Currency impact for the nine month period ended September 30, 2014 increased revenue by approximately $1.8 million. In originating currency, revenue increased 8% in Continental Europe, increased 4% in the UK, increased 3% in the Asia Pacific region and decreased 10% in North America. Recruitment activity in financial services increased in the nine month period ended September 30, 2014, particularly in Europe and Asia.
Revenues for the Energy segment totaled $22.5 million for the nine month period ended September 30, 2014, an increase of $4.9 million or 28.2% from the comparable 2013 period. The acquisition of OilCareers in March 2014 contributed $4.2 million of the increase. The remaining increase was a result of increased usage of our advertising products and our career center.
The Healthcare segment, consisting of HEALTHeCAREERS, BioSpace and Health Callings, increased revenue by $18.2 million. The acquisitions of HEALTHeCAREERS and BioSpace on November 7, 2013 provided the increase.
Revenues for the Hospitality segment, which consists of Hcareers, totaled $10.1 million. Hcareers was acquired on November 7, 2013. Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and WorkDigital, increased by $1.8 million or 14.8% due to Slashdot Media.
Cost of Revenues

	Nine Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Cost of revenues	$27,803	$16,853	$10,950	65.0%
Percentage of revenues	14.3%	10.9%
Our cost of revenues for the nine month period ended September 30, 2014 was $27.8 million compared to $16.9 million for the same period in 2013, an increase of $11.0 million, or 65.0%. The Healthcare segment increased $7.4 million due to the acquisitions of HEALTHeCAREERS and BioSpace. HEALTHeCAREERS has relationships with various healthcare associations which provide traffic and jobs to the website. Royalties paid to these associations are driving $4.1 million of the increase at the Healthcare segment. The Tech & Clearance segment experienced an increase of $2.4 million. Approximately $1.2 million of the increase was attributed to additional compensation and software subscriptions. The acquisition of The IT Job Board added $856,000 to the remainder of the increase at the Tech & Clearance segment. The Hospitality segment increased $1.3 million due to the acquisition of Hcareers. The Corporate & Other segment experienced a decrease in cost of revenues of $217,000 compared to the same period in 2013 primarily relating to lower headcount at Slashdot Media offset by increased web hosting expenses related to Work Digital.
Product Development Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Product Development	$19,254	$16,253	$3,001	18.5%
Percentage of revenues	9.9%	10.5%
Product development expenses for the nine month period ended September 30, 2014 were $19.3 million compared to $16.3 million for the same period in 2013, an increase of $3.0 million or 18.5%. The Healthcare segment increased by $1.6 million; the acquisition of HEALTHeCAREERS and BioSpace contributed to the increase. An increase of $1.2 million was experienced in the Tech & Clearance segment, primarily driven by additional salaries and related costs of $1.2 million for the increased number of employees, partially offset by increased capitalized development costs. The acquisition of The IT Job Board added the remaining $344,000 of the increase. The increase was offset by decreased training, software and testing expenses of $306,000.
The Hospitality segment increased $866,000 due to the acquisition of Hcareers. The Finance segment increased by $378,000 primarily driven by additional salaries and related costs for the increased number of employees and consulting fees of

$225,000, and product initiatives and system upgrades of $190,000. Energy increased $312,000, of which the acquisition of OilCareers contributed $171,000 of the increase. The remainder of the increase at the Energy segment was due to salaries and related costs. The Corporate & Other segment experienced a decrease of $1.4 million attributable primarily to a decrease of $826,000 due to lower headcount at Slashdot Media, a decrease of $447,000 related to ending a specific product initiative, a decrease of $354,000 due to lower consulting expenses at Corporate, offset by increased employee-related expenses of $226,000 at WorkDigital.
Sales and Marketing Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Sales and Marketing	$60,032	$50,106	$9,926	19.8%
Percentage of revenues	30.8%	32.3%
Sales and marketing expenses for the nine month period ended September 30, 2014 were $60.0 million compared to $50.1 million for the same period in 2013, an increase of $9.9 million or 19.8%. The Healthcare segment experienced an increase in overall sales and marketing expense of $4.5 million to $6.6 million for the nine month period ended September 30, 2014, of which $5.5 million was related to the acquisition of HEALTHeCAREERs and BioSpace. This increase was offset by decreased sales and marketing expenses at Health Callings of $1.0 million. The Hospitality segment sales and marketing expense increased by $3.1 million due to increased costs related to the acquisition of Hcareers. The Energy segment sales and marketing expense increased by $1.5 million due to increased costs related to the acquisition of OilCareers.
The Tech & Clearance segment experienced an increase in sales costs of $3.4 million. The acquisition of The IT Job Board added $2.2 million to the increase in sales costs at the Tech & Clearance segment. The remaining increase in sales costs at the Tech & Clearance segment was due to increased commissions costs as a result of higher billings, additional headcount and increased employee-related expenses. The Finance segment sales costs increased by $1.0 million primarily due to increased commissions costs as a result of higher billings and increased employee-related expenses. Marketing costs at the Tech & Clearance segment decreased by $3.2 million due to a $4.4 million reallocation of marketing initiatives and reduction in email campaigns, offset by an increase of $192,000 due to additional headcount. The acquisition of The IT Job Board added $1.0 million to marketing costs at the Tech & Clearance segment. Marketing costs at the Finance segment decreased by $342,000 due to timing of marketing spend.
General and Administrative Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
General and administrative	$32,131	$25,040	$7,091	28.3%
Percentage of revenues	16.5%	16.1%
General and administrative expenses for the nine month period ended September 30, 2014 were $32.1 million compared to $25.0 million for the same period in 2013, an increase of $7.1 million or 28.3%.
Stock-based compensation expense was $5.9 million, a decrease of approximately $375,000 compared to the same period in 2013. The decrease was due to the lower value of equity awards recognized in the current period.
General and administrative expense for the Tech & Clearance segment increased $2.4 million in the nine month period ended September 30, 2014, as compared to the same period in 2013 due to increases of $1.3 million related to employee-related expenses, recruitment fees, additional headcount, the build out of Tech & Clearance operations in Silicon Valley and additional office space in Iowa. The remaining increase of approximately $1.1 million at the Tech & Clearance segment was due to costs related to The IT Job Board business. The Healthcare and Hospitality segments increased by $2.4 million and $1.3 million due to the acquisitions of HEALTHeCAREERS and BioSpace and Hcareers, respectively. The Energy segment increase of $868,000 was primarily attributable to costs related to the OilCareers acquisition. The Finance segment increased $476,000 due primarily to increased recruiting fees.

Depreciation

	Nine Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Depreciation	$8,647	$5,377	$3,270	60.8%
Percentage of revenues	4.4%	3.5%
Depreciation expense for the nine month period ended September 30, 2014 was $8.6 million compared to $5.4 million for the same period of 2013, an increase of $3.3 million or 60.8%. The increase was primarily related to the addition of onTargetjobs and The IT Job Board assets, which increased depreciation expense by $2.4 million and $327,000, respectively. The remaining increase in depreciation was the result of other capital additions to hardware, software, and web development costs in the Tech & Clearance segment.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Amortization	$12,552	$5,617	$6,935	123.5%
Percentage of revenues	6.4%	3.6%

Amortization expense for the nine month period ended September 30, 2014 was $12.6 million compared to $5.6 million for the same period in 2013, an increase of $6.9 million or 123.5%. Amortization expense for the nine month period ended September 30, 2014 increased due to the onTargetjobs, The IT Job Board and OilCareers acquisitions of $4.9 million, $2.2 million and $2.0 million, respectively. This increase was offset by decreased amortization expense due to the write off of intangible assets at Slashdot Media at December 31, 2013.
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $134,000 for the nine month period ended September 30, 2014 due to The IT Job Board and WorkDigital acquisitions, compared to $146,000 of expense in the prior year period due to the WorkDigital acquisition. In January 2014, a payment of $824,000 related to The IT Job Board was made to the seller. In October 2014, a final deferred purchase price payment of $5.0 million related to the WorkDigital acquisition was made to the seller. We expect deferred purchase price payments totaling $4.0 million to be paid by January 2015 related to The IT Job Board.
Operating Income
Operating income for the nine month period ended September 30, 2014 was $34.3 million compared to $35.7 million for the same period in 2013, a decrease of $1.4 million or 3.9%. The decrease was the result of higher operating costs, primarily related to the expenses of the new businesses of onTargetjobs, OilCareers and The IT Job Board.
Interest Expense

	Nine Months Ended September 30,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Interest expense	$2,875	$1,097	$1,778	162.1%
Percentage of revenues	1.5%	0.7%
Interest expense for the nine month period ended September 30, 2014 was $2.9 million compared to $1.1 million for the same period in 2013, an increase of $1.8 million or 162.1%. The weighted-average debt outstanding was higher in the period ended September 30, 2014 as compared to the same period in 2013 due to additional borrowings for the onTargetjobs acquisition.

Income Taxes

	Nine Months Ended September 30,
	2014	2013
	(in thousands, except percentages)
Income before income taxes	$31,292	$34,836
Income tax expense	10,196	12,730
Effective tax rate	32.6%	36.5%
The effective income tax rate was 32.6% and 36.5% for the nine month period ended September 30, 2014 and September 30, 2013, respectively. The Company’s effective rate on ordinary income was higher in the current period because an increased percentage of worldwide 2014 income is expected to be earned in the United States. However, the Company also recognized a benefit in the current period of $1.7 million related to tax loss carryovers obtained in the onTargetjobs acquisition.
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
A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2014 and 2013 (in thousands) follows:

	For the nine months ended September 30,
	2014	2013
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$21,096	$22,106
Interest expense	2,875	1,097
Income tax expense	10,196	12,730
Depreciation	8,647	5,377
Amortization of intangible assets	12,552	5,617
Change in acquisition related contingencies	134	146
Non-cash stock compensation expense	5,886	6,263
Deferred revenue adjustment	2,745	359
Other	129	(261)
Adjusted EBITDA	$64,260	$53,434

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$47,644	$40,784
Interest expense	2,875	1,097
Amortization of deferred financing costs	(278)	(181)
Income tax expense	10,196	12,730
Deferred income taxes	4,317	1,841
Change in accrual for unrecognized tax benefits	(893)	126
Change in accounts receivable	232	(5,263)
Change in deferred revenue	(3,581)	916
Deferred revenue adjustment	2,745	359
Changes in working capital and other	1,003	1,025
Adjusted EBITDA	$64,260	$53,434

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
We have summarized our free cash flow for the nine months ended September 30, 2014 and 2013 (in thousands).

	For the nine months ended September 30,
	2014	2013
Cash from operating activities	$47,644	$40,784
Purchases of fixed assets	(6,784)	(8,160)
Free cash flow	$40,860	$32,624
Cash Flows
We have summarized our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands).

	Nine Months Ended September 30,
	2014	2013
Cash from operating activities	$47,644	$40,784
Cash from investing activities	(33,785)	(18,228)
Cash from financing activities	(25,353)	(16,546)
We have financed our operations primarily through cash provided by operating activities. At September 30, 2014, we had cash and cash equivalents of $27.0 million compared to $39.4 million at December 31, 2013. Cash and cash equivalents held in non-United States jurisdictions totaled approximately $18.0 million at September 30, 2014. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, externally, we had $135.0 million in borrowing capacity under our Credit Agreement at September 30, 2014. We believe that our existing cash, cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash flows from operating activities was $47.6 million and $40.8 million for the nine month periods ended September 30, 2014 and 2013, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flows from operations.

Investing Activities
During the nine month period ended September 30, 2014, cash used by investing activities was $33.8 million compared to cash used of $18.2 million in the nine month period ended September 30, 2013. Cash used by investing activities in the nine month period ended September 30, 2014 was primarily attributable to the $26.4 million in cash used to purchase the business of OilCareers. Cash used by investing activities in the nine month period ended September 30, 2013 was primarily attributable to the $12.3 million used to purchase The IT Job Board business, $8.2 million used to purchase fixed assets, partially offset by $2.2 million of sales of investments.
Financing Activities
Cash used for financing activities during the nine month period ended September 30, 2014 and 2013 was $25.4 million and $16.5 million, respectively. The cash used during the current period was primarily due to $26.9 million of payments to repurchase the Company’s common stock and $23.9 million used in repayment of long-term debt, offset by $18.0 million in proceeds from long-term debt and $8.0 million in proceeds from stock option exercises. During the nine month period ended September 30, 2013, the cash used was primarily due to $35.0 million of payments to repurchase the Company’s common stock, $20.0 million used in repayment of long-term debt, partially offset by $34.0 million in proceeds from long-term debt and proceeds from stock option exercises of $3.1 million.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2014, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 6 in our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of September 30, 2014:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$113,125	$625	$7,500	$105,000	$—
Operating lease obligations	21,984	1,311	6,113	5,352	9,208
Total contractual obligations	$135,109	$1,936	$13,613	$110,352	$9,208
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2014, we had $113.1 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to our credit facility.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.19% (the rate in effect on September 30, 2014) on our current borrowings, interest payments are expected to be $750,000 for October through December 2014, $5.9 million during 2015 and 2016, and $5.2 million during 2017 and 2018.
We have payments totaling $4.0 million to be paid by January 2015 related to The IT Job Board acquisition based on achievement of certain financial measures. In October 2014, a final deferred purchase price payment of $5.0 million related to the WorkDigital acquisition was made to the seller.
As of September 30, 2014, we recorded approximately $3.5 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2014 are $3.5 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $696,000 of its unrecognized tax benefits may be recognized in the next twelve months as a result of a lapse of the statute of limitations.
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
Foreign Exchange Risk
We conduct business serving multiple markets, in three languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, OilCareers, Slashdot Media, The IT Job Board and onTargetjobs also conduct business outside the United States. For the nine month periods ended September 30, 2014 and 2013, approximately 28% and 19% of our revenues, respectively, were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the United States dollar and the subsequent translation of the pound sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and United States dollar decreased by 1.0%, the impact on our revenues during the nine months ended September 30, 2014 would have been a decrease of approximately $353,000.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2014 and December 31, 2013, our translation adjustment, net of tax, decreased stockholders’ equity by $9.6 million and $6.1 million, respectively. The change from December 31, 2013 to September 30, 2014 is primarily attributable to the position of the United States dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of September 30, 2014, we had outstanding borrowings of $113.1 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2014 on our current borrowings would increase by approximately $283,000.
We also have interest rate risk related to our money market accounts. Our money market accounts will produce less income than expected if market interest rates fall.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) for the period covered by this report. We acquired OilCareers in the first quarter of 2014. OilCareers represented approximately 7% of our total assets as of September 30, 2014 and 3% and 2% of our revenues for the three and nine month periods ended September 30, 2014, respectively. As the acquisition occurred during 2014, the scope of our assessment of the effectiveness of internal control over financial reporting does not include OilCareers. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls
In January 2014, we completed the initial phase of the implementation of a new global billing system, which upgrades our system capabilities and improves our business processes and financial reporting system, but full implementation of the system remains ongoing. The new system is expected to result in enhanced internal controls. Other than the continued implementation of our integrated enterprise platform (“IEP”) and global billing system, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of September 30, 2014 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
During the three months ended September 30, 2014, purchases of our common stock pursuant to Stock Repurchase Plan IV were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2014	185,000	$7.73	185,000	$29,234,000
August 1 through August 31, 2014	—	—	—	29,234,000
September 1 through September 30, 2014	871,207	8.32	871,207	21,987,000
Total	1,056,207	$8.22	1,056,207

[1] No shares of our common stock were purchased other than through a publicly announced plan or program, including the 500,000 shares that the Company repurchased from investment funds affiliated with General Atlantic LLC on September 5, 2014.

Item 6.    Exhibits

10.01*	Purchase Agreement dated as of September 5, 2014, between Dice Holdings, Inc. as purchaser and the General Atlantic entities listed on Schedule I thereto as sellers.
31.1*	Certifications of Michael P. Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John J. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael P. Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John J. Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DICE HOLDINGS, INC.
Date:	October 30, 2014	Registrant

/S/ MICHAEL P. DURNEY
Michael P. Durney
President and Chief Executive Officer
(Principal Executive Officer)
/S/ JOHN J. ROBERTS
John J. Roberts
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.01*	Purchase Agreement dated as of September 5, 2014, between Dice Holdings, Inc. as purchaser and the General Atlantic entities listed on Schedule I thereto as sellers.
31.1*	Certifications of Michael P. Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John J. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael P. Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John J. Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith