Form 10-K
period 2014-12-31
DICE HOLDINGS, INC.
filed 2015-02-10
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $297,000,000 as of June 30, 2014, the last business day of the registrant’s second fiscal quarter of 2014.
As of January 30, 2015, there were 54,016,143 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2014.

DICE HOLDINGS, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, and descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	concerns regarding the global economic climate and European debt crisis and market perceptions concerning the instability of the Euro;

•	competition from existing and future competitors;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	decreases or delays in business-to-business technology advertising spending could harm our ability to generate advertising revenue;

•	failure to develop and maintain our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	failure to timely and efficiently scale and adapt our existing technology and network infrastructure;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information;

•	our indebtedness;

•	inability to borrow funds under our Credit Agreement (as defined below) or refinance our debt;

•	results of operations fluctuate on a quarterly and annual basis;

•	periods of operating and net losses and history of bankruptcy;

•	covenants in our Credit Agreement;

•	inability to successfully integrate recent and future acquisitions or identify and consummate future acquisitions;

•	strain on our resources due to future growth;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	control by our principal stockholders;

•	compliance with certain corporate governance requirements and costs incurred in connection with being a public company;

•	compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•	volatility in our stock price;

•	failure to maintain internal controls over financial reporting;

•	loss of key executives and technical personnel;

•	U.S. and foreign government regulation of the Internet and taxation;

•	changes in foreign currency exchange rates;

•	failure to realize the full potential of our network;

•	decrease in user engagement;

•	failure to halt the operations of websites that aggregate our data, as well as data from other companies;

•	failure of our businesses to attract, retain and engage users;

•	inability to retain open source projects and attract new open source projects;

•	our foreign operations;

•	inability to expand into international markets;

•	unfavorable decisions in proceedings related to future tax assessments;

•	taxation risks in various jurisdictions for past or future sales;

•	write-offs of goodwill and intangible assets;

•	volatility in and direction of oil and related commodity prices; and

•	significant downturn not immediately reflected in our operating results.

NON-GAAP FINANCIAL MEASURES

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (“GAAP”). Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, and other income or expense (“Adjusted EBITDA”), and free cash flow. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of these measures.

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

Company Profile
Dice Holdings, Inc. (the “Company” or “DHI”) is a leading provider of specialized websites focused on select professional communities. Through our online communities, professionals can manage their careers by finding relevant job opportunities and by building their knowledge through original and community-shared content, while employers, recruiters, staffing agencies, consulting firms and marketing professionals can effectively target and reach highly-valued audiences.
Each of our services is tailored for the specific industry or profession it serves. We focus on three value propositions:

•	Striving to only show customers the right opportunities and the right talent which makes recruiting more efficient;

•	Organizing talent by compiling the most current data in the most searchable fashion; and

•	Unlocking insights which allows companies and professionals to make the best decisions about their workforces and their careers.
Generally, each of our websites is available for professionals to use at no cost. The majority of our revenues are derived from employers and recruiters who utilize our services to find and recruit prospective employees through job postings, access to proprietary resume databases, career fairs and employer branding. The majority of revenues are generated through the sale of recruitment packages, which are available through monthly or longer-term contractual arrangements and allow customers to post jobs and source candidates through our resume databases, and in the case of Dice.com, eFinancialCareers, and The IT Job Board, to utilize our Open Web service for an additional fee.
We operate a number of services which generate the majority of revenues from recruitment, including:

Tech & Clearance:

•	Dice.com, a leading website in the United States for technology and engineering professionals. The service has operated for over 24 years;

•
ClearanceJobs.com, a leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for new employees, has operated for more than 12 years;

•
The IT Job Board, a leading technology career site for the United Kingdom, Germany, Belgium and the Netherlands, as well as a media service that targets IT decision makers and professionals globally, has operated for over 12 years;

•	Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology, energy and security-cleared candidates;
Finance:

•
eFinancialCareers, a leading financial services careers website, and the place to go for financial careers and talent. The service has been in operation for 14 years and operates in 19 markets and four languages primarily in the United Kingdom, Asia, Continental Europe and North America;

Energy:

•	Rigzone, a market leader in the oil and gas industry delivering career services, content, data, and advertising, which started 16 years ago;

•	OilCareers, a leading recruitment site for oil and gas professionals in Europe, which started 15 years ago;
Healthcare:

•
HEALTHeCAREERS provides a full spectrum of medical and healthcare jobs along with access across disciplines and specialties. Employers are able to recruit qualified candidates, and healthcare professionals can find employment opportunities specific to their individual career path. This service has operated for over 19 years;

•	Health Callings, was merged into HEALTHeCAREERS in 2014;

•	BioSpace, a leading resource for biotechnology careers, news and resources, has operated for more than 29 years;

Hospitality:

•
Hcareers, a leading resource for hospitality jobs across North America, is the largest provider of jobs for the hotel, restaurant, food service, casino and retirement industries. This service has operated for over 17 years.

We operate a number of services which generate the majority of revenues from advertising and marketing solutions, including:
Corporate & Other:

•	SourceForge, the largest online destination for open source software development, discovery, review and publication, has been in operation for over 15 years; and

•	Slashdot, a user-generated news, analysis, peer question and professional insight community, has been in operation for over 17 years.
The Company, a Delaware corporation, was incorporated on June 28, 2005. We believe that our long operating history has enabled us to build brand recognition and a critical mass of both customers and professionals, which has given us a distinct competitive advantage in our categories.
We believe recruiting will become increasingly targeted and specialized over time. Services focusing on specific industries or professionals can create more efficient recruiting solutions and better leverage data and analytics to maximize the value we deliver to our customers.
Strategic Investments
In March 2014, we acquired all of the issued and outstanding shares of OilCareers Limited, OilCareers.com, Inc. and OilCareers Pty Limited (collectively, “OilCareers”), a leading recruitment site for oil and gas professionals in Europe. The purchase price consisted of $26.1 million, paid in cash at closing, and $0.3 million paid in the second quarter of 2014 to settle certain working capital requirements. The acquisition resulted in recording intangible assets of $14.5 million and goodwill of $15.1 million.
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
In July 2013, we acquired all of the issued and outstanding shares of JobBoard Enterprises Limited, an online recruitment company in the technology industry and the corporate entity of The IT Job Board. The purchase price consisted of £8.0 million ($12.2 million), net of cash acquired, plus deferred payments totaling £3.0 million ($4.6 million) in the aggregate, payable in the first quarter of 2015 upon the achievement of certain operating and financial goals. In January 2014, a payment of $820,000 was made to the seller. The acquisition resulted in recording intangible assets of $10.8 million and goodwill of $9.1 million.
In October 2012, we acquired all of the issued and outstanding shares of WorkDigital Limited, a technology company focused on the recruitment industry. The purchase price consisted of $10.0 million in cash, plus deferred payments totaling up to $10.0 million in the aggregate, payable in 2013-2014 based on the delivery of certain products and the achievement of certain milestones. Payments of $5.0 million were made to the sellers in October 2013 and 2014. The acquisition resulted in the recording of $17.9 million in goodwill and $2.3 million in intangible assets.
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
Our Segments
The following table summarizes our revenues by reporting segments, which are described in each of the subsequent discussions:

	Year ended December 31,
	2014		2013		2012
	(in thousands, except percentages)
Revenues:
Tech & Clearance	$136,597	52.0%	$131,924	61.8%	$129,185	66.1%
Finance	36,661	14.0%	34,997	16.4%	38,373	19.6%
Energy	30,449	11.6%	23,503	11.0%	19,865	10.2%
Healthcare	26,913	10.2%	5,563	2.6%	2,493	1.3%
Hospitality	13,656	5.2%	1,389	0.7%	—	—%
Corporate & Other	18,339	7.0%	16,106	7.5%	5,447	2.8%
Total revenues	$262,615	100.0%	$213,482	100.0%	$195,363	100.0%

Revenues during the year ended December 31, 2014, 2013, and 2012 from customers in the United States totaled $187.4 million, $169.7 million, and $155.8 million, respectively. The remaining revenue for each period was from a number of foreign countries, none of which were individually significant.
Refer to the notes to our consolidated financial statements for a measure of profit and assets by segment.

Tech & Clearance
Our Tech & Clearance reporting segment is comprised of the Dice.com, ClearanceJobs.com, and The IT Job Board (since date of acquisition in July 2013) services, as well as related career fairs. Revenues are derived mostly from sales of recruitment packages to recruiters and employers, which are a combination of job posting slots, access to a searchable database of candidates, and in the case of Dice.com and The IT Job Board, our Open Web service.
We believe that Dice.com is a leading recruiting and career development website for technology and engineering professionals in the United States. During 2014, Dice.com had on average 2.4 million monthly unique visitors, an increase of 7% compared to 2013. More focused and efficient marketing programs plus driving engagement on a new mobile site contributed to the increase in traffic. As of December 31, 2014, there were approximately 76,000 job postings on Dice.com.
We believe that ClearanceJobs.com is a leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for new employees. During 2014, ClearanceJobs.com had on average 290,000 monthly unique visitors, a decrease of approximately 16% compared to 2013. The decrease reflected a change in tracking methodology as well as the relatively higher number of unique visitors in 2013 as more cleared professionals found themselves furloughed or felt the impact of government budget cuts and sequestration. As of December 31, 2014, ClearanceJobs.com had approximately 8,500 job postings.
We believe that The IT Job Board is a leading technology career site for the UK, Germany, Belgium and the Netherlands, as well as a media service that targets IT decision makers and professionals globally. During 2014, The IT Job Board had on average 359,000 monthly unique visitors, including visitors who came to more than one site in the network during the month, an increase of 20% compared to 2013. The increase in traffic primarily reflected larger marketing initiatives in the German market in 2014. As of December 31, 2014, The IT Job Board had approximately 19,000 job postings.
Finance
Our Finance reporting segment represents the eFinancialCareers service worldwide. Revenues are derived from the sale of job postings, access to a searchable database of candidates, classified job postings, website advertising, either as part of a package or individually, and our Open Web service.
We believe that eFinancialCareers.com is the world’s leading financial services careers website, and the place to go for financial careers and talent. During 2014, eFinancialCareers.com had on average 1.3 million monthly unique visitors worldwide, including visitors who came to more than one site in the network during the month, compared to nearly 1.4 million monthly unique visitors during 2013. The decrease of 8% reflected the anticipated impact of rebuilding traffic after launching a new site network late in the fourth quarter of 2013 and a shift in job distribution strategy to focus on more productive engagement, thereby reducing non-productive traffic. As of December 31, 2014, there were approximately 8,300 job postings on eFinancialCareers.com.
Energy
The Energy segment includes Rigzone and OilCareers (since the date of acquisition of OilCareers in March 2014). Revenues are primarily derived from sales of job postings, access to a searchable database of candidates, classified job postings, marketing solutions and website advertising, either as part of a package or individually. Revenues are also generated from the sale of subscriptions to energy industry data and from recruitment services at energy industry events.
We believe that Rigzone is the market leader in the oil and gas industry, delivering online content, data, advertising and career services. During 2014, Rigzone.com had on average 1.1 million monthly unique visitors, an increase of 9% compared to 2013, reflecting more efficient and more targeted marketing programs as well as higher interest in content published on the site. As of December 31, 2014 there were approximately 5,900 job postings on Rigzone.com.
We believe that OilCareers is a leading recruitment site for oil and gas professionals in Europe. During 2014, OilCareers had on average 720,000 monthly unique visitors, a decrease of 8% compared to 2013. Lower job postings in the latter part of 2014, as well as a change in search engine marketing programs during the transition post-acquisition, contributed to the decrease in traffic. As of December 31, 2014 there were approximately 8,500 job postings on OilCareers.com.
Healthcare
The Healthcare segment includes HEALTHeCAREERS and BioSpace (since the date of acquisition of HEALTHeCAREERS and BioSpace in November 2013). Revenues are derived from the sale of job postings, access to a searchable database of candidates, website advertising and other marketing programs, either as part of a package or individually.
HEALTHeCAREERS provides a full spectrum of medical and healthcare jobs along with access across all healthcare disciplines and specialties. During 2014 and 2013, HEALTHeCAREERS had on average 590,000 monthly unique visitors. As of December 31, 2014 there were approximately 13,700 job postings on HEALTHeCAREERS.com.
BioSpace is a leading online community for industry news and careers for life science professionals. During 2014, BioSpace had on average 300,000 monthly unique visitors, an increase of 8% compared to 2013, reflecting a renewed focus on delivering high quality content through diversified media channels. As of December 31, 2014, there were approximately 900 job postings on BioSpace.com.
Hospitality
The Hospitality segment represents Hcareers (since the date of acquisition in November 2013), which we believe is the number one source for hospitality jobs across North America and is the largest provider of jobs for the hotel, restaurant, food service, casino and retirement industries. During 2014 and 2013, Hcareers had on average 1 million monthly unique visitors. As of December 31, 2014, Hcareers had approximately 17,000 job postings.
Corporate & Other
Our Corporate & Other reporting segment is comprised of Slashdot Media, WorkDigital and corporate-related costs. Revenues are primarily generated from website advertising and marketing solutions, primarily on our Slashdot and SourceForge sites.

Slashdot Media includes the Slashdot and SourceForge websites. Slashdot is a user-generated news, analysis, peer question and professional insight community. It serves technology professionals and enthusiasts with timely, peer-produced and peer-moderated technology news and discussion. During 2014, Slashdot.com had on average 4 million monthly unique visitors, an increase of 7% compared to 2013. SourceForge is an online destination for technology professionals and enthusiasts to develop, download, review, and publish open source software. SourceForge had on average 31 million monthly unique visitors (a majority of which originated from countries outside the United States) during 2014, a decrease of 14% compared to 2013. In 2013, a top software development project hosted on the SourceForge site changed its downloading practices and became self-hosted, which led to a decrease in SourceForge traffic.
WorkDigital is a technology company focused on the recruitment industry.
Our Industry
We primarily operate in the online employment advertising segment of the broader market for staffing and employment services, through vertically-oriented career sites. The Company also operates in the online advertising business through Slashdot Media. The worldwide market for employment advertising is large and shifting online at a rapid pace, as is general advertising.
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
We believe that the market for employment advertising will continue to shift online due to:

•
Shift in media consumption and spending from offline to online media. Increased penetration of broadband Internet connections is fueling growth not only in the number of Internet users, but also in the amount of time consumers are spending online (on an absolute basis and relative to using other media). According to eMarketer, in 2014 U.S. digital ad spending increased 18% to an estimated $50.7 billion from 2013 with mobile use increasing 83% during the same period. While U.S. online advertising budgets are large and growing, online marketing spend still represents only a fraction of total advertising spend. According to eMarketer, online advertising budgets represented 28% of total U.S. advertising expenditures. We believe that over time, advertisers will follow consumer behavior and invest a growing portion of their marketing budgets in online advertising. eMarketer projects that U.S. online advertising will reach $82.2 billion in 2018 and represent 37% of all marketing spend, representing a Compound Annual Growth Rate (“CAGR”) of approximately 14% from 2014.

•
The inherent benefits offered by online job boards compared to offline methods of recruiting. The Internet has revolutionized hiring processes for professionals as well as for recruiters and employers. Professionals experience multiple benefits from performing searches online. They are able to search for open positions that fit their qualifications and career objectives and immediately and more efficiently upload their resumes to apply for relevant positions. Prior to online offerings, recruiters and employers had a limited and relatively inflexible set of options to find employees including newspaper classifieds and other print advertisements, traditional career fairs, on-campus recruiting, internal referral programs and recruiting firms. With online solutions, recruiters and employers are able to immediately upload and update a list of open positions and can provide detailed job descriptions, along with links to relevant information for potential candidates. They can also efficiently search through online databases of resumes for candidates that fit their hiring needs.

•
Relative cost advantages of online versus print employment advertising. Recruiters and employers using online recruiting methods can realize substantially lower cost per hire and overall sourcing costs in comparison to traditional print classified advertisements. Not only is the typical price to post a job listing lower online than in print for a comparable period of time, but we also believe that online advertising is more effective and contributes to a higher return on investment for our customers because online job postings are generally more accessible to a wider audience given the limitless geographic boundaries and 24/7 access the Internet affords. Moreover, online job postings can more easily be filtered for relevancy than print listings, allowing customers access to a more targeted audience. Further, searchable database access allows customers access to a broad and unique talent pool, immediately and cost effectively, connecting employers with the most highly qualified professionals.

•
Expansion of public information online related to careers through social media. The rapid adoption of social media has led to an increase in the amount of information professionals are willing to share publicly on the Internet. As search tools and services continue to improve the indexing, parsing, matching, and aggregation of data, employers and recruiters will derive increasing value from online sourcing services, particularly those that can efficiently target and directly connect them with highly-valued professionals.
While generalist career sites have improved the recruiting process compared to traditional offline alternatives, specialized websites offer job postings, content and services tailored to the specific needs of the communities they serve. Generalist sites typically do not provide as simple and as rapid an ability to match specific skills and requirements between candidates and available positions. Specialist websites, however, can also provide experiences relevant to candidates’ specific needs, but can also remain relevant for professionals who may not currently seeking a job but nonetheless wish to remain apprised of market trends. We believe this leads to a better recruitment experience for both customers and professionals.
Our Value Proposition
We have become a leading provider of specialized websites for select professional communities by providing unique benefits to professionals and our customers. Each of our websites is targeted to the specific needs of the professional community it serves. This enables employers, recruiters, staffing agencies, consulting firms and marketing professionals to effectively target and reach highly-valued audiences by efficiently providing the highest-quality, most complete information on candidates, through its advertising channels, resume databases, as well as leveraging insights from social and professional networks and other sources of public information.
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
Benefits to Professionals
Access to a large number of relevant job postings. Our websites provide a large number of job postings for technology and engineering, financial services, energy, healthcare, hospitality and U.S. government security-clearance positions. For example, as of December 31, 2014, Dice.com had 76,000 individual job postings for technology and engineering professionals, which we believe to be the largest concentration in the United States in these verticals, and eFinancialCareers had more than 8,300 job postings for financial markets professionals. Rigzone had 5,900 job postings for energy industry positions, OilCareers had 8,500 job postings, HEALTHeCAREERS had 13,700 job postings, and Hcareers had 17,000 job postings. In addition, the specialized focus of our career websites benefits professionals by helping to ensure that the job opportunities posted by our customers are relevant and attractive to them.
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

Benefits to our Customers
Unique pools of qualified professionals. We seek to improve the efficiency of the recruiting process for our customers by providing quick and easy access to large and up-to-date pools of highly qualified and hard-to-reach professionals. The professionals who post their resumes on Dice.com are highly educated, with approximately 76% having a bachelor’s degree or higher, as of January 2015. Our online surveys indicate that over 70% of professionals who use Dice.com have more than five years of experience, over half have greater than 10 years of experience, and the majority are currently employed. We believe the high number of employed, or “passive” candidates that use our websites makes our online websites more attractive to our customers because actively employed professionals often make for more attractive candidates. Moreover, because the communities of professionals who visit our websites are highly skilled and specialized within specific industries, we believe our customers reach a more targeted and qualified pool of candidates than through generalist sites. Additionally, the size and geographic scope of the eFinancialCareers network, which operates websites in 19 markets around the world, provides customers with access to highly targeted financial markets professionals around the world.
Efficient and targeted candidate searches. Our websites are easy to use and our search engines are designed so that our customers can search our resume databases quickly to find professionals who meet specified criteria. We also deliver candidate matches via emailed resume search alerts. We believe that this approach results in a faster and more efficient search for candidates which improves customers overall efficiency in their recruiting efforts and increases customer preference for our recruiting solutions relative to those of our competitors.
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
Further build brand awareness. Brand recognition is a key differentiating factor among providers of traditional and online recruiting and career services, as well as marketing services. We believe that during the 24 years we have operated Dice.com, the 14 years that eFinancialCareers has been in operation, and the 16 years of Rigzone’s oil and gas rig data, we have fostered brands that are closely associated with ease of use and high quality sector-specific career and recruiting services, and information within their professional communities. We will continue to invest in increasing brand awareness through targeted marketing and advertising campaigns in order to attract new customers and professionals. HEALTHeCAREERS, BioSpace and Hcareers have been in operation for over 19, 29 and 17 years, respectively. The IT Job Board has been in operation for over 12 years. OilCareers has been in operation for over 15 years.
Enhance content and community features across our websites. We believe that professionals find value in the free information and services we provide, and we intend to enhance, expand and develop additional content and community features across our websites. For example, Dice.com launched a discussion board where technology professionals come together to discuss career advice and network with each other. In the past three years, we launched the Dice Talent Network and the

Cleared Network that allows for direct interaction between professionals and recruiters or companies that seek to recruit them. eFinancialCareers has invested in producing significant online and offline content tailored to each of its websites and audiences. In addition, eFinancialCareers is able to position its customers' job postings next to high quality, third party content via distribution agreements with more than 40 websites in the financial services sector, including well-known, worldwide financial publications. HEALTHeCAREERS partners with approximately 100 healthcare associations to host career centers, including the American College of Emergency Physicians, American Medical Technologists and American College of Cardiology.
We believe enhancing our community features will increase the level of engagement we have with our audience and our audience has with each other.
Continuous innovation builds more efficiency and features into our online services. We seek to continuously improve the value our customers receive though adding features to our specialized websites that drive more efficiency and are tailored to the industry, audience and customers that each site serves. Our Open Web product searches approximately 130 social and professional networks to create an aggregated profile of a candidate’s professional experience, contributions, history, and capabilities, as well as their passions and interests. This database of aggregated profiles creates a more efficient way to reach talent by reducing the need to search multiple sites, while delivering more candidates and information. We moved from our beta version of Open Web at Dice.com in 2013 to a product launch in 2014, and have since deployed tailored instances of Open Web for our IT Job Board and eFinancialCareers businesses. In addition, there are continuous improvements in the features professionals use that generates more value for our customers. To support our continuous innovation, the company has adopted an agile development process.
Further expand our services globally. We believe there are significant long-term global growth opportunities for the online recruitment and employment advertising industry. As in the United States, there is increasing demand for specialized online recruiting in both emerging and established economies worldwide. Consistent with this belief, we acquired eFinancialGroup in 2006, and, as a result, we now have a strong presence in the United Kingdom, as well as a presence in important financial centers around the world. Our acquisitions of WorldwideWorker and Rigzone in 2010 and of OilCareers in 2014 broadened our global presence to include the energy industry. Our acquisition of Slashdot Media and its strong and substantial audience from countries outside North America, along with the acquisition of The IT Job Board, provides us with a platform for launching our technology recruiting service beyond North America. Despite the overseas traffic generated on the Slashdot Media properties, there has been limited sales staff and sales support to reach marketing and advertising professionals in overseas geographies, an area in which the company intends to invest. We believe the expertise and reach of our brands will provide a strong position to expand our business and brands into new markets. We will also continue to evaluate and selectively pursue other growth opportunities that will allow us to further expand our business outside of the United States.
Products and Services
We provide leading online communities for direct employers, recruiters and staffing companies, consulting firms and marketing professionals, and for technology and engineering, financial markets, energy, healthcare, hospitality and security-cleared professionals. We provide our customers with access to unique audiences of experienced and highly qualified professionals, and we provide our professionals with access to collections of full-time, part-time and contract positions, along with community-shared content and career information. Both customers and professionals provide content for our websites by posting descriptions of available jobs and resumes, and by creating, improving, comparing, and distributing open source software and debating and discussing current issues facing the technology community. Our search technology and specialized focus enable us to provide professionals with the ability to perform highly targeted job searches based on specific criteria, including locations, types of employment, skills and keywords. Our vertical focus allows users to find the information they are looking for faster and easier than general job boards. Our websites also offer career resources, such as specialized and community-shared content and industry news.
We offer our recruiting and career development services and tools through the following websites, each of which focuses on eight different career sectors:
Dice.com is a leading career site for technology and engineering professionals and the companies that seek to employ them. The job postings available on Dice.com, from both technology and non-technology companies across many industries, include a wide variety of technology positions for software engineers, big data professionals, systems administrators, database specialists and project managers, and a variety of other technology and engineering professionals.
Customers have access to specific tools and resources that Dice.com provides to help recruiters and human resources managers improve the effectiveness and efficiency of their recruitment processes. Through our resume database offerings, Dice.com provides customers with the ability to conduct powerful, detailed searches of candidate resumes that match desired criteria, the results of which are delivered by email to our customers, as well as the ability to find and source technology professionals through our Open Web tool. Dice.com also provides professionals with job search tools, resume posting and career-related content. In 2014, Dice.com had on average 2.4 million monthly unique visitors and ended the year with more than 2.1 million searchable resumes.
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
ClearanceJobs.com is a leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. We believe ClearanceJobs.com has the largest and fastest-growing database of active security-cleared candidates available online, with approximately 200,000 resumes as of December 31, 2014. The majority of candidates with resumes in our database have high-level security clearance.
eFinancialCareers.com is the world’s leading financial services careers website, and the place to go for financial careers and talent. eFinancialCareers was launched in the United Kingdom in 2000, and now operates websites in 19 markets in four languages primarily across Europe, Asia, Australia, and North America. eFinancialCareers extends its global footprint beyond its own career site network through job posting distribution agreements with more than 40 finance and business websites around the world, including well-known publications and organizations. As a result, eFinancialCareers is able to greatly enhance the reach and visibility of its job postings and has attracted an audience of cross-border customers and professionals willing to seek jobs in markets other than their own. eFinancialCareers does not generate revenues from its distribution agreements.
eFinancialCareers’ customers primarily post jobs targeting specific sectors within the financial services industry, and can also search the resume database of highly qualified and specialized professionals in this sector. In addition to allowing professionals to post resumes and apply for listed positions, eFinancialCareers also provides professionals with career enhancement tools and resources, such as employer profiles, newsletters, and industry surveys. eFinancialCareers also provides both professionals and graduating students with professional education and training materials. As of December 31, 2014, eFinancialCareers.com had 1.4 million searchable resumes.
Rigzone.com is a leading website dedicated to delivering online content, data, advertising and career services in the oil and gas industry. In 2014, Rigzone.com had on average 1.1 million monthly unique visitors and held approximately 1.1 million searchable resumes at the end of 2014.
OilCareers is a leading website dedicated to delivering online content, data, advertising and career services in the oil and gas industry in Europe and Asia Pacific. In 2014, OilCareers had on average 720,000 monthly unique visitors and held approximately 1.1 million searchable resumes at the end of 2014.
HEALTHeCAREERS provides a full spectrum of medical and healthcare jobs along with access across disciplines and specialties. Employers are able to recruit qualified candidates and healthcare professionals can find employment opportunities specific to their individual career path. We combined Health Callings and HEALTHeCAREERS into one service under the HEALTHeCAREERS brand in 2014.
Biospace is a leading resource for biotechnology careers, news and resources and has helped recruitment, communication and discovery among business and scientific leaders within the life sciences. In 2014, Biospace had on average 300,000 monthly unique visitors and held approximately 280,000 searchable resumes at the end of 2014.

Hcareers is the number one source for hospitality jobs across North America and is the largest provider of jobs for the hotel, restaurant, food service, casino and retirement industries. According to the Bureau of Labor Statistics, the turnover rate for Accommodation and Food Services is amongst the highest in the United States. In 2014, Hcareers had on average 1 million monthly unique visitors and held approximately 314,000 searchable resumes at the end of 2014.
We also operate Targeted Job Fairs, a leading producer and host of career fairs and open houses focused primarily on technology, energy and security-cleared candidates in the United States.
We offer our advertising and marketing solutions through the following websites, which are focused on technology professionals and enthusiasts:
Slashdot Media connects millions of technology professionals and enthusiasts. Technology professionals and enthusiasts turn to our sites to create, improve, compare and distribute open source software, as well as to debate and discuss current issues within the technology community. Our sites are supported by business-to-business technology advertisers wanting to reach our unique audience of visitors. The following describes the websites included in Slashdot Media:

•
SourceForge provides the open source community with a platform to develop, host and distribute open source software worldwide, with the majority of the traffic originating outside of the United States; and

•	Slashdot provides an avenue for technology professionals and enthusiasts to have timely, peer-produced and peer-moderated technology news and discussion.
Marketing and Sales
Success in the highly competitive online recruiting and advertising businesses requires the creation of a marketplace attractive to both customers and professionals. We focus our long-term marketing efforts on growing the number of professionals who visit and engage with our websites, which we believe increases the attractiveness of our websites to our customers. We primarily use targeted marketing, rather than broad-based advertising, to increase our brand awareness among professionals, as well as new applicable audiences and to improve site performance including new resumes posted, applications to job postings, and page views. For instance, in the case of Dice.com, we have advertising campaigns on technology-focused websites, and through online and mobile advertising programs on search engines. We also market our websites to professionals through the use of newsletters and industry pieces, such as The Dice Advisor and The ClearanceJobs Report, and through the use of products, such as daily “Job Alert” emails. Our job seeker marketing programs have helped us produce strong results in traffic and user activity.
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
Our sales efforts focus on further penetrating the market for recruiting, career development services, as well as business-to-business marketing and advertising solutions. Our field sales groups target Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our telesales organization focuses on generating new business from recruiters and small and mid-size companies, renewing customer contracts and increasing the service levels that customers purchase, as well as servicing the needs of our largest clients. As of December 31, 2014, we employed approximately 175 sales personnel in the United States and approximately 100 in the rest of the world. In addition to our sales organization, we also use ad networks, primarily Google’s AdSense for content.
Customer Support
We believe we have differentiated ourselves from our competitors by providing extensive ongoing support to our customers. Our customers are assigned a customer support representative, who is the first point of contact after a sale is made. Our customer support efforts focus on training our customers on our products and services, because we believe customers will have a more compelling user experience if they are more familiar with our products and services. Our customer support representatives also assist customers, upon request, by building candidate searches and writing and editing customers’ job postings. Additionally, our customer support efforts focus on ensuring that the professionals who use our websites have positive experiences. For instance, our customer support departments constantly review our websites for false or inaccurate job postings and performs other similar compliance functions. We believe customers view our customer support functions as a strong, attractive attribute of our websites.

Customers
We currently serve a diversified customer base consisting of over 16,000 customers. No customer for our website services accounted for more than 1% of our revenues in 2014. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms, as well as marketing departments of companies. As of December 31, 2014, notable customers of the Tech & Clearance segment included AT&T, Adecco, Amazon, Facebook, IBM, Kforce, Lockheed Martin, Manpower, Microsoft, Raytheon and Robert Half, and notable customers of eFinancialCareers included Robert Half, Moody’s Investors Service, JP Morgan Chase, Bloomberg, Michael Page International, UBS, Morgan Stanley and Standard Chartered Bank. Notable customers of the Energy segment included Halliburton, Schlumberger, Petronas, Saudi Aramco, Shell, British Petroleum, China Petroleum and Chevron. Notable customers of HEALTHeCAREERS included the Mayo Clinic, Aetna and Ascension Health. Notable customers of Hcareers included Hilton, Hyatt, Marriott and Four Seasons.
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
Competition
The market for recruiting services and employment advertising, as well as business-to-business technology advertising and marketing solutions, is highly competitive with multiple online and offline competitors. With the evolution of the online recruiting model, there has been an increasing need to provide ease of use and relevance to professionals, as well as an efficient and cost-effective recruitment method for direct employers, recruiters and staffing companies. Additionally, the further development of the Internet has made it easier for new competitors to emerge with minimal barriers to entry, and advertisers have many alternatives available to reach their target audience. Our ability to maintain our existing customer base and generate new customers depends to a significant degree on the quality of our candidate base and audiences, the quality of our services, the ability to enhance our websites and underlying technology to meet the needs of a rapidly-evolving marketplace, our pricing and value-added products and services, and our reputation among our customers and potential customers who are increasingly-sophisticated and demanding. Our competitors include:

•	social and professional networking sites, such as LinkedIn and Facebook;

•
generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder and Monster.com, which, unlike specialized job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website;

•	aggregators and distributors of classified advertising and profiles, including SimplyHired, Indeed (owned by Recruit), Talent Bin (owned by Monster.com), Entelo, Google and Craigslist;

•
newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have partnered with generalist job boards;

•	specialized job boards focused specifically on the industries we service, such as FT.com, Oilandgasjobsearch.com (owned by CareerBuilder), and ComputerJobs.com (owned by Jobserve);

•	new and emerging competitors with new business models and products;

•	our customers, who seek to recruit candidates directly by using their own resources, including corporate websites;

•	sites that host and support open source development activities, such as Github.com and Berlios.de; and

•	general business sites and print sites, as well as technology news and information community sites such as news.google.com, Digg.com and Reddit.com.

Intellectual Property
We seek to protect our intellectual property through a combination of service marks, trademarks, copyrights and other methods of restricting disclosure of our proprietary or confidential information. We have one or more patent applications pending for some of our current services. As we continue to develop and improve our technology, patents may become a more significant part of our intellectual property in the foreseeable future. We generally enter into confidentiality agreements with our employees, consultants and vendors. We also seek to control access to and distribution of our technology, documentation and other proprietary information.
We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. Our trademarks and registered trademarks in the United States and other countries include DICE, CLEARANCEJOBS.COM, RIGZONE.COM, EFINANCIALCAREERS, HEALTHECAREERS NETWORK, and HCAREERS.COM. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites, and do not intend to register such copyrights.
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
Regulation and Legislation
User Privacy
We collect, store and use a variety of information about both professionals and customers on our website properties. Within the websites, the information that is collected, stored and used has been provided by the professionals or customers with the intent of making it publicly available. We do not store credit card numbers within our systems, and we do not ask professionals or customers to supply social security numbers. Our business data is separated from website operations by a variety of security layers including network segmentation, physical and logical access controls, firewalls, and many industry- accepted, best-practice information security controls.
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
U.S. and Foreign Government Regulation
We are subject to a number of government regulations, both domestic and foreign, that regulate our products and online service offerings, including content, copyright infringement, user privacy, advertising and promotional activities, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have enacted and also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services and intellectual property ownership.
There are a number of U.S. and foreign and laws and regulations that affect companies conducting business online. Certain laws regulate commercial electronic messages. Such laws frequently provide a right on the part of the recipient to request the sender to stop sending messages, and establish penalties for the sending of email messages that are not compliant with such laws, including messages that are intended to deceive the recipient as to source or content or that do not provide an electronic method of informing the sender of the recipient’s decision not to receive further commercial emails.

The application of laws and regulations affecting online business to our products and services is often unclear, and these laws and how various jurisdictions interpret these laws continue to evolve. Compliance with these laws may be expensive and could harm our business. Any failure by the Company to comply with these laws and regulations could result in actions against us by governmental authorities or other entities, which could harm our business, including governmental or court orders that we cease certain activities.
We are subject to domestic and foreign laws regarding privacy and protection of data. Our privacy policies and terms of use agreements describe our practices concerning the use, storage, transmission and disclosure of user data. Any failure by us to comply with our privacy policies or terms of use agreements, or privacy-related laws and regulations, could result in proceedings against us by governmental authorities or others, which could harm our business. The interpretation of these privacy and data protection laws and various regulators’ approach to their enforcement, as well as our products and services, continue to evolve over time. We face the risk that these laws may be interpreted and applied in conflicting ways in different jurisdictions or in a manner that is not consistent with our current data protection practices, or that new and unclear laws will be enacted. Complying with these varying domestic and foreign requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of confidence in our products services and ultimately in a loss of customers, which could have an adverse effect on our business.
See Item 1A. “Risk Factors—Our business is subject to U.S. and foreign government regulation of the Internet and taxation, which may have a material adverse effect on our business.”
Employees
As of December 31, 2014, we had 831 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Item 1A.	Risk Factors
We may be adversely affected by cyclicality, volatility or an extended downturn in the United States or worldwide economy, or in or related to the industries we serve.
Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology, healthcare, hospitality and finance sectors and the energy industry. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology, healthcare, finance and other vertical industries we serve, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in certain of the vertical industries we serve, such as technology. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2014, the seasonally unadjusted U.S. unemployment rate was 2.4% for computer-related occupations, 3.4% in the finance sector, 3.7% in the healthcare sector, as compared to the overall national average of 5.6%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.
In addition, the general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, our operating results, business and financial condition could be significantly harmed by an extended economic downturn or future downturns, especially in regions or industries where our operations are heavily concentrated. Further, we may face increased pricing pressures during such periods as customers seek to use lower cost or fee services. Additionally, the labor market and certain of the industries we serve have historically experienced short term cyclicality. It is difficult to estimate the total number of passive or active job seekers or available job openings in the United States or abroad during any given period. If there is a labor shortage, qualified professionals may be less likely to seek our services, which could cause our customers to look elsewhere for attractive employees. Such labor shortages would require us to intensify our marketing efforts toward professionals so that professionals who post their resumes on our websites remain relevant to our customers, which would increase our expenses. Alternatively, if there is a shortage of available job openings, the number of job postings on our websites could decrease, causing our revenues to decline. For example, recent declines in oil prices have decreased demand for energy professionals worldwide. This decline in demand and any future declines in demand for energy professionals could significantly decrease the use of our energy industry job posting websites and related services, which may adversely affect our financial condition and results of operations.
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
The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub- segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder and Monster.com, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com, JobServe and ComputerJobs.com. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. In addition, we face competition from aggregators of classified advertising, including SimplyHired, Indeed, Google, and Craigslist. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. Our Open Web service competes with Entelo, Gild and Talent Bin. We also compete with new and emerging competitors with new business models and products that customers are more willing to try in periods of economic uncertainty. In addition, many of our customers also seek to recruit candidates directly by using their own resources, including corporate websites. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, or the qualified professionals who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced. Additionally, job postings and resume posting in the career services industry are not marketed exclusively through any single channel, and accordingly, our competition could aggregate a set of postings similar to ours. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.
We must adapt our business model to keep pace with rapid changes in the recruiting and career services business, including rapidly changing technologies and the development of new products and services.
Providing recruiting and career development services on the Internet is a relatively new and rapidly evolving business, and we will not be successful if our business model does not keep pace with new trends and developments. The adoption of recruiting and job seeking, particularly among those who have historically relied on traditional recruiting methods, requires acceptance of a new way of conducting business, exchanging information and applying for jobs. The number of customers and professionals utilizing our services has increased from several years ago. If we are unable to adapt our business model to keep pace with changes in the recruiting business, or if we are unable to continue to demonstrate the value of our online services to our customers, our business, results of operations, financial condition and liquidity could be materially adversely affected. Our success is also dependent on our ability to adapt to rapidly changing technology and to make investments to develop new products and services. Accordingly, to maintain our competitive position and our revenue base, we must continually modernize and improve the features, reliability and functionality of our service offerings and related products in response to our competitors. Future technological advances in the career services industry may result in the availability of new recruiting and career development offerings. Some of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements, and to develop and promote their products and services more effectively than we can. We may not be able to adapt to such technological changes or offer new products on a timely or cost-effective basis or establish or maintain competitive positions. If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations, financial condition and liquidity could be materially and adversely affected.
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
The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated. The professionals who post their resumes on Dice.com are highly educated, with approximately 76% having a bachelor’s degree or higher, as of January 2015. Our online surveys indicate that over 70% of professionals who use Dice.com have more than five years of experience, over half have greater than 10 years of experience, and the majority are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for professionals elsewhere, which could cause our revenues to decline.
We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our websites are accessible within an acceptable load time.
A key element to our continued growth is the ability of our users (whom we define as anyone who visits our website, regardless of whether or not they are a customer), enterprises and professional organizations in all geographies to access our website within acceptable load times. We call this “website performance.” We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our websites are unavailable when users attempt to access them or do not load as quickly as they expect, users may seek other websites to obtain the information for which they are looking, and may not return to our websites as often in the future, or at all. This would negatively impact our ability to attract customers, enterprises and professional organizations and increase engagement on our websites. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.
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
Additionally, overall Internet usage could decline if any well-publicized compromise of security occurs or if there is a perceived lack of security of personal and corporate information that is stored within our systems to facilitate hiring and recruitment business processes. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment and online job boards, in particular, have been targeted by hackers who seek to gain unauthorized access to job seeker and customer data for purposes of implementing “phishing” or other schemes. Despite our implementation of firewalls, switchgear and other network security measures, our websites, servers, databases and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. Our systems, like the systems of many other websites, have been targeted in the past in cyber attacks and hacks and may continue to be subject to such attacks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, such techniques often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. We will continue to review and enhance our computer systems to try to prevent unauthorized and unlawful intrusions, but in the future it is possible that we may not be able to prevent all intrusions and such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of proprietary or personal information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by computer viruses or other similar disruptive problems and we could inadvertently transmit viruses across our networks to our users or other third parties. Our hardware and back-up systems could fail causing our services to be interrupted. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.
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
We have indebtedness which could affect our financial condition, and, if adverse changes in the credit markets occur, we may not be able to borrow funds under our revolving credit facility or refinance our indebtedness.
As of December 31, 2014, we had $110.5 million of outstanding indebtedness under our credit agreement dated as of October 28, 2013 (the “Credit Agreement”) and we had the ability to borrow an additional $137.0 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.
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

Our Credit Agreement also requires us to maintain certain financial ratios. A failure by us to comply with the covenants or financial ratios contained in our Credit Agreement could result in an event of default under our Credit Agreement which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default under our Credit Agreement, the lenders under our Credit Agreement will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. If the indebtedness under our Credit Agreement were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full.
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
Our history of operations includes periods of operating and net losses. Our significant net losses in periods prior to 2003 and the significant amount of indebtedness incurred by our predecessor led us to declare bankruptcy in early 2003. Although we have managed to achieve an increase in revenues since Dice Inc. emerged from bankruptcy, we have also increased our operating expenses significantly, expanded our net sales and marketing operations, made significant acquisitions and have continued to develop and extend our online career services with the expectation that our revenues will grow in the future. We may not generate sufficient revenues to pay for all of these operating or other expenses, which could have a material adverse effect on our business, results of operations and financial condition.
If we are not able to successfully identify or integrate recent or future acquisitions our management’s attention could be diverted, and our efforts to integrate future acquisitions could consume significant resources.
An important component of our strategy is to expand the geographic markets and the vertical sectors we serve and diversify the products and services we offer through the acquisition of other complementary businesses and technologies (such as the 2014 OilCareers acquisition, the 2013 acquisitions of The IT Job Board and onTargetjobs, the 2012 Slashdot Media acquisition, the 2010 WorldwideWorker and Rigzone acquisitions, the 2009 Health Callings acquisition and the 2006 eFinancialGroup acquisition). Our further growth may depend in part on our ability to identify additional suitable acquisition opportunities or consummate such acquisitions on terms that are beneficial to us. We may not be able to identify suitable acquisition opportunities or consummate such acquisitions on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired business into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

•	expenses, delays and difficulties in integrating the operations, technologies and products of acquired companies;

•	potential disruption of our ongoing operations;

•	diversion of management’s attention from normal daily operations of our business;

•	inability to maintain key business relationships and the reputations of acquired businesses;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the impairment of relationships with customers and partners of the acquired companies or our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

•	entry into markets in which we have limited or no prior experience and in which our competitors have stronger market positions;

•	dependence on unfamiliar employees, affiliates and partners;

•	the amortization of acquired companies’ intangible assets;

•	insufficient revenues to offset increased expenses associated with the acquisition;

•	inability to maintain our internal standards, controls, procedures and policies;

•	reduction or replacement of the sales of existing services by sales of products and services from acquired business lines;

•	potential loss of key employees of the acquired companies;

•	difficulties integrating the personnel and cultures of the acquired companies into our operations;

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
In addition, any acquisition of other businesses or technologies may require us to seek debt or equity financing. Such financing might not be available to us on acceptable terms or at all. The global financial markets have recently experienced declining equity valuations and disruptions in the credit markets due to liquidity imbalances and repricing of risk, which may impact our ability to obtain additional financing on reasonable terms or at all.
Our potential future growth may strain our resources.
As our operations have expanded, we have experienced a rapid growth in our headcount. We grew from 169 employees at December 31, 2005 to 831 employees at December 31, 2014. Our rapid growth has demanded and will continue to demand substantial resources and attention from our management, including improving our operational and financial systems and expanding, training, retaining and managing our employee base. If we do not effectively manage our growth and expand, train, retain and manage our employee base, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses and reduce our profitability.
Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.
Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied-for trademarks and service marks that we use in connection with our business, including DICE, CLEARANCEJOBS.COM, EFINANCIALCAREERS, RIGZONE.COM, HEALTHECAREERS NETWORK, and HCAREERS.COM, some of which we have acquired through business acquisitions. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, and vendors to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third-party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third-party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, and if they fail to do so, such failure could adversely affect our business and reputation.
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
We are controlled by the Quadrangle Stockholders, as well as Management Stockholders, whose interest in our business may be different than yours.
Certain of our stockholders affiliated with Quadrangle Group LLC (the “Quadrangle Stockholders”) beneficially own approximately 17% of our outstanding common stock as of January 30, 2015. The Quadrangle Stockholders, together with certain of our officers and employees, which we refer to as the “Management Stockholders,” beneficially own approximately 24%. Accordingly, together, the Quadrangle Stockholders and Management Stockholders can exercise significant influence over our business policies and affairs, including the composition of our board of directors, and over any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. The concentration of ownership of the Quadrangle Stockholders may also delay, defer or even prevent an acquisition by a third party or other change of control of our company and may make some transactions more difficult or impossible without the support of the Quadrangle Stockholders, even if such events are in the best interests of minority stockholders. In addition, in connection with our Initial Public Offering (“IPO”) in July 2007, we entered into the Institutional and Management Shareholders Agreement, or the “Institutional Shareholder Agreement,” with the Quadrangle Stockholders and Management Stockholders. In accordance with the Institutional Shareholder Agreement, the Quadrangle Stockholders have the right to designate up to (1) three members of our board of directors if such Quadrangle Stockholders own, in the aggregate, 17.5% or more of our common stock, (2) two members of our board of directors if they own less than 17.5% but at least 10% of our common stock, and (3) one member of our board of directors if they own less than 10% but at least 5% of our common stock. If the Quadrangle Stockholders own, in the aggregate, less than 5% of our common stock, they will no longer be entitled to designate members of our board of directors. The Quadrangle Stockholders will also have the right to designate one member of our Compensation Committee and one member of our Nominating and Corporate Governance Committee if they own at least 5% of our common stock. Our Institutional Shareholder Agreement and our amended and restated certificate of incorporation provide that the doctrine of “corporate opportunity” will not apply against the Quadrangle Stockholders in a manner that would prohibit them from investing in competing businesses or doing business with our clients and customers. To the extent they invest in such other businesses, they may have differing interests than our other stockholders.
We have incurred increased costs and will continue to incur these costs as a result of being a public company.
As a public company, we have incurred and will continue to incur significant levels of legal, accounting and other expenses. The Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”), the Dodd-Frank Act and related rules of the Securities and Exchange Commission (the “SEC”) and the NYSE regulate corporate governance practices of public companies and impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. Compliance with these public company requirements has increased our costs, required additional resources and made some activities more time consuming. We are required to expend considerable time and resources complying with public company regulations.
If we do not meet the continued listing requirements of the NYSE our common stock may be delisted.
Our common stock is listed on the NYSE. The NYSE requires us to continue to meet certain listing standards, including standards related to the trading price of our common stock, as well as our global market capitalization. While we are currently in compliance with the NYSE continued listing requirements, we cannot assure you that we will remain in compliance. If we do not meet the NYSE’s continued listing standards, we will be notified by the NYSE and we will be required to take corrective action to meet the continued listing standards; otherwise our common stock will be delisted from the NYSE. A delisting of our common stock on the NYSE would reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets. A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.
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
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are required to satisfy the requirements of Section 404 of Sarbanes Oxley and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment. We may be unable to remedy deficiencies before the requisite deadlines for those reports. Any failure to remediate deficiencies noted by our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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
Congress and various state and local governments, as well as the EU, have passed legislation that regulates various aspects of the Internet, including content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations are also considering legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. A number of proposals have been made at the state and local level that would impose taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of commerce over the Internet and could adversely affect our business, future results of operations, financial condition and liquidity. A law imposing a three-year moratorium on new taxes on Internet based transactions was enacted by Congress in October 1998. The moratorium was extended by Congress four different times with the expiration now being in

2015. This moratorium relates to new taxes on Internet access fees and state taxes on commerce that discriminate against out-of-state websites. Sales or use taxes imposed upon the sale of products or services over the Internet are not affected by this moratorium. We may be subject to restrictions on our ability to communicate with our customers through email and phone calls. Several jurisdictions have proposed or adopted privacy related laws that restrict or prohibit unsolicited email or “spam.” These laws may impose significant monetary penalties for violations. For example, the CAN-SPAM Act of 2003, or “CAN-SPAM,” imposes complex and often burdensome requirements in connection with sending commercial email. Key provisions of CAN-SPAM have yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices or services we offer or may offer. Although CAN-SPAM is thought to have preempted state laws governing unsolicited email, the effectiveness of that preemption is likely to be tested in court challenges. If any of those challenges are successful, our business may be subject to state laws and regulations that may further restrict our email marketing practices and the services we may offer. The scope of those regulations is unpredictable. Because a number of these laws are relatively new and still in the process of being implemented, we do not know how courts will interpret these laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. Increased regulation of the Internet may therefore reduce the use of the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations, financial condition and liquidity.
We post our privacy policy and practices concerning the use and disclosure of user data on our websites. Any failure by us to comply with our posted privacy policy or other privacy-related laws and regulations could result in proceedings which could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress, various state legislative bodies, as well as various European Union institutions, bodies and agencies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could significantly harm our business, financial condition and results of operations through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.
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
If our users or customers do not find our candidate profiles useful, it could adversely impact demand for our products and services and the growth of our business.
Our Open Web product searches publicly available data on the internet to create aggregated profiles of prospective candidates’ professional experience and other employment-related data. These profiles are made available to our customers to help them identify targeted prospective candidates in a way that reduces their need to search multiple websites, while delivering more relevant candidates and information to the recruiters and employers that use it. While we have invested substantial resources into the development of our Open Web product, there can be no assurance that we will continue to be able to access the data that is necessary to create the candidate profiles used in this product. Technology companies, social and professional networking websites or other companies may develop technology which competes with our Open Web product or we may be prevented from aggregating the data we need to make this product useful, which could decrease the demand for this product. Moreover, candidates sought out through Open Web may not be interested in the opportunities presented to them by the recruiters and employers who use the product, which could decrease its demand. Any decrease in demand for our Open Web product may adversely affect our ability to differentiate ourselves from our competitors, which would have a material adverse effect on our business and operating results.
If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our user engagement could decline.
We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our websites. Our ability to maintain the number of visitors directed to our websites is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our users to use our websites, or if our competitors’ SEO efforts are more successful than ours, overall growth in our user base could slow, user engagement could decrease, and we could lose existing users. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would harm our business and operating results.

We may not be able to halt the operations of websites that aggregate our data as well as data from other companies, including social networks, or copycat websites that have misappropriated our data in the past or may misappropriate our data in the future. These activities could harm our brand and our business.
From time to time, third parties have misappropriated our data through website scraping, robots or other means and aggregated this data on their websites with data from other companies. In addition, “copycat” websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our websites. These activities could degrade our brands and harm our business. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.
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
If we fail to increase user engagement and interaction on our web properties, we will not attract and retain a loyal user base or the advertisers who desire to reach them, which will adversely affect our business and our ability to maintain or grow our revenue.
We face risks relating to our foreign operations.
We operate websites serving numerous markets around the world. For the year ended December 31, 2014, approximately 29% of our total revenues were generated outside of the United States. Such amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

•	difficulties in staffing and managing foreign operations;

•	competition from local recruiting services or employment advertising agencies;

•	operational issues, such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	seasonal reductions in business activity;

•	language and cultural differences;

•	taxation issues;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	credit risk;

•	higher levels of payment fraud;

•	multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	difficulties in enforcing intellectual property rights in countries other than the United States; and

•	general political and economic trends.
Our future growth depends on our ability to expand operations in international markets. We may have limited experience or we may need to rely on business partners in these markets, and our future growth will be materially adversely affected if we are unsuccessful in our international expansion efforts.
We operate local websites in numerous markets around the world. Our future growth will depend significantly on our ability to expand our brands and product offerings in additional international markets. As we expand into new international markets, we may have only limited experience in marketing and operating our products and services in such markets. In other instances, we may have to rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting the online recruitment and advertising industry medium and, as a result, our operations in international markets may not develop at a rate that supports our level of investment. In addition, business practices in these new international markets may be unlike those in the other markets we serve and we may face increased exposure to fines and penalties under U.S. laws, such as the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate our policies. Any such violations could materially damage our reputation, our brand, our international expansion efforts, our business and our operating results.
We may be impacted by unfavorable decisions in proceedings related to future tax assessments.
We operate in a number of jurisdictions and are from time to time subject to audits and reviews by various taxation authorities with respect to income, payroll, sales and use and other taxes and remittances, for current, as well as past periods. We may become subject to future tax assessments by various authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. There are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may differ materially from the tax amounts recorded in our consolidated financial statements. Any amount we might be required to pay in connection with an ongoing audit or review or a future tax assessment may have a material adverse effect on our financial position, cash flows or overall results of operations.
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
We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2014, we had $239.3 million of goodwill on our balance sheet, which represented approximately 56% of our total assets. We do not amortize goodwill under U.S. GAAP and instead are required to review goodwill at least annually for impairment. During 2013, goodwill of $7.7 million related to Slashdot Media and Health Callings was written off. During 2008, goodwill of $7.2 million related to eFinancialCareers’ North American operations was written off. In the event impairment is identified again in the future for any of our reporting units, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of our goodwill would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”
Because we recognize most of our revenue from our contracts over the term of the agreement, a significant downturn in these businesses may not be immediately reflected in our operating results.
We recognize revenue from sales of our recruiting contracts over the terms of the agreements, which, on average, is approximately 12 months. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but may, instead, negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in the sales of these offerings may not be reflected in our short-term results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any properties. Our corporate headquarters are located at 1040 Avenue of the Americas, New York, New York, where we lease approximately 12,000 square feet. We lease approximately 35,000 square feet of office space in Urbandale, Iowa; 16,000 square feet of office space in Santa Clara, California; 16,000 square feet of office space in London, England; and 28,000 square feet of office space in Denver, Colorado. In addition, we have small offices in Cincinnati, Ohio; Houston, Texas; San Francisco, California; Vancouver, British Columbia, Canada; Singapore; Frankfurt, Germany; Amsterdam, Netherlands; Dubai, United Arab Emirates; Perth, Australia; Hong Kong; Beijing, China; Aberdeen, Scotland; Shanghai, China and Dublin, Ireland. Our small offices are used across multiple segments.
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
Market Information
Our common stock is listed on the NYSE under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock. The high and low quarterly closing sales prices for the common stock for 2014 and 2013 were as follows:

	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Low	$6.68	$6.82	$7.53	$8.07	$9.17	$8.34	$8.22	$6.86
High	$7.56	$7.65	$9.16	$11.40	$10.25	$9.86	$9.85	$8.75

As of December 31, 2014, the last reported sale price of our stock as reported by the NYSE was $10.01.
Holders
As of December 31, 2014, there were 29 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.
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
Repurchases of Equity Securities
Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the stock repurchase plans approved by the board of directors:

Stock Repurchase Plan
	II	III	IV	V
Approval Date	March 2012	January 2013	December 2013	December 2014
Authorized Repurchase Amount of Common Stock	$65 million	$50 million	$50 million	$50 million
Effective Dates	March 2012 to March 2013	April 2013 to December 2013	December 2013 to December 2014	December 2014 to December 2015
The Company is currently under Stock Repurchase Plan V, which will be in effect for up to one year. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

During the three months ended December 31, 2014, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2014	670,400	$8.34	670,400	$16,393,653
November 1 through November 30, 2014	—	—	—	—
December 1 through December 31, 2014 [2]	—	—	—	50,000,000
Total	670,400	$8.34	670,400

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] The Stock Repurchase Plan IV concluded on December 22, 2014, and the Stock Repurchase Plan V commenced on such date.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information required by this item as of December 31, 2014 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	4,667,738	$6.14	4,050,177
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	4,667,738	$6.14	4,050,177
For material features of the plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”

Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2009 through December 31, 2014 (the last trading day of our common stock on the NYSE in 2014) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2014. All values assume reinvestment of the full amount of all dividends, if any.
Comparative Returns

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dollars

	12/31/2009	12/31/2010	12/30/2011	12/31/2012	12/31/2013	12/31/2014
DHX	$100.00	$219.08	$126.56	$140.15	$110.69	$152.82
Russell 2000	$100.00	$126.86	$121.56	$141.43	$196.34	$205.95
Dow Jones Internet Composite Index	$100.00	$136.96	$129.72	$157.38	$242.42	$248.74

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed “filed” with the SEC.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (this “Annual Report”).
The following consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc., which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from the audited consolidated financial statements and related notes of Dice Holdings, Inc., which are not included in this Annual Report.

	For the year ended December 31,
	2014 (4)	2013 (3)	2012 (2)	2011	2010 (1)

Revenues	$262,615	$213,482	$195,363	$179,130	$128,997
Operating expenses	216,011	184,276	136,467	124,183	96,839
Operating income	46,604	29,206	58,896	54,947	32,158
Income from operations before income taxes	42,849	27,295	56,838	53,489	27,718
Net income	$27,612	$16,246	$38,087	$34,100	$18,899

Basic earnings per share	$0.53	$0.29	$0.62	$0.52	$0.30

Diluted earnings per share	$0.51	$0.27	$0.59	$0.49	$0.28

Weighted average shares outstanding:
Basic	52,328	56,473	61,192	65,809	62,665
Diluted	54,410	59,476	64,604	70,053	67,926

	For the year ended December 31,
	2014 (4)	2013 (3)	2012 (2)	2011	2010 (1)
		(in thousands, except per share information)
Other Financial Data:
Net cash from operating activities	$55,543	$49,365	$54,661	$64,494	$47,068
Depreciation and amortization	27,201	17,401	12,311	14,801	15,553
Capital expenditures	(8,710)	(10,555)	(5,902)	(7,776)	(4,626)
Net cash from investing activities	(35,711)	(66,967)	(33,939)	(10,614)	(46,428)
Net cash from financing activities	(31,413)	16,439	(36,829)	(41,595)	(1,769)

	At December 31,
	2014 (4)	2013 (3)	2012 (2)	2011	2010 (1)
Balance Sheet Data:
Cash and cash equivalents	$26,777	$39,351	$40,013	$55,237	$43,030
Intangible Assets, net	81,345	84,905	62,755	56,471	66,500
Goodwill	239,256	230,190	202,944	176,365	176,406
Total assets	427,247	420,641	354,230	326,378	318,722
Deferred revenue	86,444	77,394	69,404	60,887	49,224
Long-term debt, including current portion	110,500	119,000	46,000	15,000	41,000
Total stockholders’ equity	177,798	167,812	190,638	209,216	178,227
____________________

(1)	Reflects the WorldwideWorker acquisition in May 2010 and the Rigzone acquisition in August 2010.

(2)	Reflects the FINS.com acquisition in June 2012, Slashdot Media acquisition in September 2012 and the WorkDigital acquisition in October 2012.

(3)	Reflects The IT Job Board acquisition in July 2013 and the onTargetjobs acquisition in November 2013. Includes impairment charges of $15.9 million related to Slashdot Media and Health Callings.

(4)	Reflects the OilCareers acquisition in March 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. See also “Note Concerning Forward-Looking Statements.”
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in this Annual Report on Form 10-K under the headings “Risk Factors,” “Note Concerning Forward-Looking Statements” and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
You should keep in mind that any forward-looking statement made by us herein, or elsewhere, speaks only as of the date on which it is made. New risks and uncertainties come up from time to time, and it is impossible to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by applicable law.
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
In online recruitment, we target employment categories in which there has been a long-term scarcity of highly skilled, highly qualified professionals relative to market demand. Our websites serve as online marketplaces where employers and recruiters find and recruit prospective employees, and where professionals find relevant job opportunities and information to further their careers.
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
Through our predecessors, we have been in the recruiting and career development business for more than 24 years. Based on our operating structure, we have identified five reportable segments under the Segment Reporting topic of the FASB ASC.
Our reportable segments include:

•	Tech & Clearance— Dice.com, ClearanceJobs.com, The IT Job Board (acquired in July 2013) and related career fairs

•	Finance— eFinancialCareers

•	Energy— Rigzone, OilCareers (acquired in March 2014) and related career fairs

•	Healthcare— Health Callings (now part of HEALTHeCAREERS), HEALTHeCAREERS and BioSpace (both acquired in November 2013)

•	Hospitality— Hcareers (acquired in November 2013)
We have other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media and WorkDigital and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customers based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance, Energy, Healthcare and Hospitality segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At December 31, 2014, Dice.com had approximately 7,800 total recruitment package customers. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $86.4 million and $77.4 million at December 31, 2014 and December 31, 2013, respectively.
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
Other material factors that may affect our results of operations include our ability to attract qualified professionals that become engaged with our websites and our ability to attract customers with relevant job opportunities. The more qualified professionals that use our websites, the more attractive our websites become to employers and advertisers, which in turn makes them more likely to become our customers, resulting positively on our results of operations. If we are unable to continue to attract qualified professionals to engage with our websites, our customers may no longer find our services attractive, which could have a negative impact on our results of operations. Additionally, we need to ensure that our websites remain relevant in order to attract qualified professionals to our websites and to engage them in high-valued tasks, such as posting resumes and/or applying to jobs.
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
Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on our Dice, Rigzone, OilCareers, eFinancialCareers, ClearanceJobs, HEALTHeCAREERS, BioSpace and Hcareers websites. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. Our arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. Revenue from the sale of classified job postings and data services is recognized ratably over the length of the contract or the period of actual usage. Revenue from recruitment events is recognized when the event is held. Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time leads are delivered to our customers.

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
The Company historically evaluated goodwill for impairment at the reporting unit level annually either as of August 31 or October 31, depending on the reporting unit being tested. During the fourth quarter of 2014, the Company changed the date of its annual goodwill impairment test for all reporting units to October 1. The change in the annual goodwill impairment testing date is deemed a change in accounting principle, which the Company believes to be preferable. The change was made to (1) better align with the Company’s annual planning and budgeting process, which is a significant element in the annual goodwill impairment test, (2) increase efficiency by aligning the goodwill impairment testing date for all reporting units, and (3) alleviate resource constraints for certain reporting units by moving the testing date earlier in the fourth quarter. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge. The change was completed in a manner such that no more than a 12-month period of time elapsed between test dates for each reporting unit. The change in the annual goodwill impairment testing date was applied prospectively beginning on October 1, 2014 and had no effect on the Company’s consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight. Our annual impairment test for goodwill is performed on the following reporting units:

Reporting Unit	Annual Impairment Test Date	Impairment Indicated
Dice**	October 1	No
The IT Job Board	October 1	No
Energy	October 1	No
Finance	October 1	No
Healthcare	October 1	No
Hospitality	October 1	No
WorkDigital	October 1	No
**As the Dice reporting unit was previously evaluated for impairment on August 31, the test in 2014 was performed on August 31 and October 1; therefore, no more than 12 months elapsed between test dates.
The fair value of each reporting unit was in excess of the carrying value during the year ended December 31, 2014. During the year ended December 31, 2013, an impairment loss of $6.3 million was recorded for the Slashdot Media reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology. Cash flow projections for this reporting unit decreased during the fourth quarter of 2013 due to a decline in financial performance and expectations for the business. During the year ended December 31, 2013, an impairment loss of $1.4 million was recorded for the Health Callings reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology. During the fourth quarter of 2013, the Company determined that the Health Callings brand and website would be merged into the recently acquired HEALTHeCAREERS website. Cash flow projections for Health Callings as a separate reporting unit were not sufficient to support the goodwill recorded. The losses are recorded as Impairment of Goodwill on the Consolidated Statements of Operations.
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
We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. As the Dice trademarks and brand name were previously evaluated for impairment on August 31, the test in 2014 was performed on August 31 and October 1; therefore, no more than 12 months elapsed between test dates. The impairment test performed as of October 1 resulted in no impairment.
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
Stock and Stock Based Compensation
Under our 2012 Omnibus Equity Award Plan, we have granted stock options and restricted stock to certain of our employees and directors. Compensation expense is recorded for stock awards made to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was estimated on the grant date using Black-Scholes option-pricing model. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw a significant improvement in recruitment activity, resulting in revenue and customer growth. If recruitment activity is slow in 2015 and beyond, our revenues and results of operations will be negatively impacted.
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
Results of Operations
Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2014, 2013 and 2012. Consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	14.2%	11.0%	8.0%
Product development	9.9%	10.5%	8.3%
Sales and marketing	31.7%	32.2%	33.3%
General and administrative	16.0%	16.9%	13.9%
Depreciation	4.2%	3.8%	2.9%
Amortization of intangible assets	6.2%	4.4%	3.4%
Impairment of goodwill	—%	3.6%	—%
Impairment of intangible and fixed assets	—%	3.8%	—%
Change in acquisition related contingencies	0.1%	0.1%	—%
Total operating expenses	82.3%	86.3%	69.9%
Operating income	17.7%	13.7%	30.1%
Interest expense	(1.4)%	(0.9)%	(0.7)%
Deferred financing cost write-off	—%	—%	(0.4)%
Income before income taxes	16.3%	12.8%	29.1%
Income tax expense	5.8%	5.2%	9.6%
Net income	10.5%	7.6%	19.5%
Comparison of Years Ended December 31, 2014 and 2013
Revenues

	Year Ended December 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Tech & Clearance	$136,597	$131,924	$4,673	3.5%
Finance	36,661	34,997	1,664	4.8%
Energy	30,449	23,503	6,946	29.6%
Healthcare	26,913	5,563	21,350	N/A
Hospitality	13,656	1,389	12,267	N/A
Corporate & Other	18,339	16,106	2,233	13.9%
Total revenues	$262,615	$213,482	$49,133	23.0%
Our revenues were $262.6 million for the year ended December 31, 2014 compared to $213.5 million for the same period in 2013, an increase of $49.1 million, or 23.0%.
We experienced an increase in the Tech & Clearance segment revenue of $4.7 million, or 3.5%, of which the acquisition of The IT Job Board contributed $6.5 million to the increase. Revenue at Dice.com decreased by $2.1 million compared to the same period in 2013. Recruitment package customer count decreased from 8,100 at December 31, 2013 to 7,800 at December 31, 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 4% from the year ended December 31, 2013 to the year ended

December 31, 2014. Revenues for related career fairs and ClearanceJobs increased by $241,000 for the year ended December 31, 2014 as compared to the same period in 2013.
The Finance segment experienced an increase in revenue of $1.7 million, or 4.8%. Currency impact for the year ended December 31, 2014 increased revenue by approximately $1.6 million. In originating currency, revenue increased 3% in Continental Europe, increased 4% in the UK, decreased 4% in the Asia Pacific region (principally Australia) and decreased 8% in North America.
Revenues for the Energy segment totaled $30.4 million for the year ended December 31, 2014, an increase of $6.9 million or 29.6% from the comparable 2013 period. The acquisition of OilCareers in March 2014 contributed $6.1 million of the increase. The remaining increase was a result of increased usage of our advertising products and data services, offset by a decrease in events revenue due to a biennial industry event that did not occur in 2014.
The Healthcare segment, consisting of HEALTHeCAREERS, BioSpace and Health Callings, increased revenue by $21.4 million. The acquisitions of HEALTHeCAREERS and BioSpace on November 7, 2013 provided the increase.
Revenues for the Hospitality segment, which represents Hcareers, totaled $13.7 million. Hcareers was acquired on November 7, 2013. Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and WorkDigital, increased by $2.2 million or 13.9% due to an improvement in the operations of Slashdot Media.
Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Cost of revenues	$37,212	$23,429	$13,783	58.8%
Percentage of revenues	14.2%	11.0%
Our cost of revenues for the year ended December 31, 2014 was $37.2 million compared to $23.4 million for the same period in 2013, an increase of $13.8 million, or 58.8%. The Healthcare segment increased $9.1 million due to the acquisitions of HEALTHeCAREERS and BioSpace. HEALTHeCAREERS has relationships with various healthcare associations which provide traffic and jobs to the website. Royalties paid to these associations are driving $5.8 million of the increase at the Healthcare segment. The Tech & Clearance segment experienced an increase of $3.1 million. Approximately $2.3 million of the $3.1 million increase was attributed to additional compensation and software subscriptions. The acquisition of The IT Job Board added $770,000 to the remainder of the increase at the Tech & Clearance segment. The Hospitality segment increased $1.4 million due to the acquisition of Hcareers.
Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Product Development	$26,087	$22,437	$3,650	16.3%
Percentage of revenues	9.9%	10.5%
Product development expenses for the year ended December 31, 2014 were $26.1 million compared to $22.4 million for the same period in 2013, an increase of $3.7 million or 16.3%. The Healthcare segment increased by $1.9 million; the acquisition of HEALTHeCAREERS and BioSpace contributed to the increase. An increase of $1.3 million was experienced in the Tech & Clearance segment, primarily driven by additional salaries and related costs of $1.5 million for the increased number of employees, partially offset by increased capitalized development costs. This increase was partially offset by decreased training, software and testing expenses of $335,000. The acquisition of The IT Job Board added the remaining $227,000 of the increase.
Product development costs for the Hospitality segment increased $1.2 million due to the acquisition of Hcareers. The Finance segment increased by $486,000 primarily driven by additional salaries and related costs related to an increased number of employees, as well as consulting fees of $260,000, and product initiatives and system upgrades totaling $250,000. Energy increased $418,000, of which the acquisition of OilCareers contributed $217,000 of the increase. The remainder of the increase in product development expenses at the Energy segment was due to salaries and related costs. The Corporate & Other segment experienced a decrease of $1.7 million attributable primarily to a decrease of $1.4 due to lower headcount at Slashdot Media, offset by $336,000 in consulting fees and a decrease of $814,000 due to lower consulting expenses in IT at Corporate.
Sales and Marketing Expenses

	Year Ended December 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Sales and Marketing	$83,299	$68,799	$14,500	21.1%
Percentage of revenues	31.7%	32.2%
Sales and marketing expenses for the year ended December 31, 2014 were $83.3 million compared to $68.8 million for the same period in 2013, an increase of $14.5 million or 21.1%. The Healthcare segment experienced an increase in overall sales and marketing expense of $5.2 million to $9.2 million for the year ended December 31, 2014, of which $7.0 million was related to the acquisition of HEALTHeCAREERs and BioSpace. This $7.0 million increase was offset by decreased sales and marketing expenses at Health Callings of $1.8 million. Sales and marketing expenses for the Hospitality segment increased by $3.3 million due to increased costs related to the acquisition of Hcareers. The Energy segment sales and marketing expense increased by $2.3 million due to increased costs related to the acquisition of OilCareers.
The Tech & Clearance segment experienced an increase in sales and marketing expense of $2.7 million. The acquisition of The IT Job Board added $3.6 million to the increase in sales and marketing costs at the Tech & Clearance segment. This $3.6 million increase was partially offset by decreased marketing costs of $3.0 million due to reallocation of marketing initiatives and reduction in email campaigns at Dice.com. Sales expense increased by $2.0 million due to increased commissions costs as a result of higher billings, additional headcount and increased employee-related expenses. Sales and marketing costs for the Finance segment increased by $1.2 million primarily due to a $1.3 million increase in commissions costs as a result of higher billings and increased employee-related expenses. Marketing costs at the Finance segment decreased by $184,000 due to timing of marketing spend.
General and Administrative Expenses

	Year Ended December 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
General and administrative	$42,059	$36,129	$5,930	16.4%
Percentage of revenues	16.0%	16.9%
General and administrative expenses for the year ended December 31, 2014 were $42.1 million compared to $36.1 million for the same period in 2013, an increase of $5.9 million or 16.4%.
Stock-based compensation expense was $7.5 million, a decrease of approximately $630,000 compared to the same period in 2013. The decrease was due to the lower value of equity awards recognized in the current period.
General and administrative expense for the Tech & Clearance segment increased $2.3 million in the year ended December 31, 2014, as compared to the same period in 2013 due to increases of $1.2 million related to recruitment fees, employee-related expenses, additional headcount and additional office space, a majority of which was related to the expansion of Dice.com’s presence in Silicon Valley. The remaining increase of approximately $1.1 million at the Tech & Clearance segment was due to costs related to The IT Job Board business. The Healthcare and Hospitality segments increased by $2.1 million and $919,000, respectively, due to the acquisitions of HEALTHeCAREERS and BioSpace and Hcareers, respectively. The $1.2 million increase in general and administrative expense for the Energy segment was primarily attributable to costs related to the OilCareers acquisition. The Finance segment increased $459,000 due primarily to increased recruiting fees.
Depreciation

	Year Ended December 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Depreciation	$10,944	$8,065	$2,879	35.7%
Percentage of revenues	4.2%	3.8%

Depreciation expense for the year ended December 31, 2014 was $10.9 million compared to $8.1 million for the same period of 2013, an increase of $2.9 million or 35.7%. The increase was primarily related to the addition of onTargetjobs and The IT Job Board assets, which increased depreciation expense by $2.4 million and $361,000, respectively. The remaining increase in depreciation was the result of other capital additions to hardware, software, and web development costs in the Tech & Clearance segment.
Amortization of Intangible Assets

	Year Ended December 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Amortization	$16,257	$9,336	$6,921	74.1%
Percentage of revenues	6.2%	4.4%

Amortization expense for the year ended December 31, 2014 was $16.3 million compared to $9.3 million for the same period in 2013, an increase of $6.9 million or 74.1%. Amortization expense for the year ended December 31, 2014 increased due to the onTargetjobs, The IT Job Board and OilCareers acquisitions of $4.3 million, $2.1 million and $2.9 million, respectively. This increase was offset by decreased amortization expense due to the write off of intangible assets at Slashdot Media at December 31, 2013 and certain intangible assets at Rigzone and WorkDigital becoming fully amortized.
Impairment of goodwill
The goodwill of $6.3 million related to Slashdot Media was written off in the fourth quarter of 2013 as a result of the decline in the financial performance of the business and expectations of future performance in line with 2013 results. The fair value of this reporting unit was determined by a discounted cash flow methodology.
During the fourth quarter of 2013, we determined that the goodwill at Health Callings’ reporting unit was impaired. The fair value of this reporting unit was determined by a discounted cash flow methodology. Cash flow projections for this reporting unit decreased significantly during the fourth quarter of 2013 due to the acquisition of the healthcare recruiting website, HEALTHeCAREERS. As a result, $1.4 million was recorded for the impairment of goodwill.
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
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $153,000 for the year ended December 31, 2014 due to The IT Job Board and WorkDigital acquisitions, compared to $197,000 of expense in the prior year period due to The IT Job Board and WorkDigital acquisitions. In January 2014, a payment of $824,000 related to The IT Job Board was made to the seller. In October 2014, a final deferred purchase price payment of $5.0 million related to the WorkDigital acquisition was made to the seller. We expect deferred purchase price payments totaling approximately $4 million to be paid in the first quarter of 2015 related to The IT Job Board.
Operating Income
Operating income for the year ended December 31, 2014 was $46.6 million compared to $29.2 million for the same period in 2013, an increase of $17.4 million or 59.6%. The increase was the result of the increase in revenues, primarily related to the acquired businesses of onTargetjobs, OilCareers and The IT Job Board and offset by increased expenses due to these acquired businesses. Additionally, there was a write off of goodwill and intangibles and fixed assets of Slashdot Media and Health Callings of $15.9 million in 2013.

Interest Expense

	Year Ended December 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Interest expense	$3,744	$1,906	$1,838	96.4%
Percentage of revenues	1.4%	0.9%
Interest expense for the year ended December 31, 2014 was $3.7 million compared to $1.9 million for the same period in 2013, an increase of $1.8 million or 96.4%. The weighted-average debt outstanding was higher in the period ended December 31, 2014 as compared to the same period in 2013 due to additional borrowings for the onTargetjobs acquisition.
Income Taxes

	Year Ended December 31,
	2014	2013
	(in thousands, except percentages)
Income before income taxes	$42,849	$27,295
Income tax expense	15,237	11,049
Effective tax rate	35.6%	40.5%
The effective income tax rate was 35.6% and 40.5% for the year ended December 31, 2014 and December 31, 2013, respectively. The tax rate was lower in the current period because the Company recognized a benefit related to tax loss carryovers obtained in the onTargetjobs acquisition. The effective tax rate may increase or decrease due to many factors including the mix in the allocation of income between states within the U.S. or between the U.S and other jurisdictions.
A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	Year Ended December 31,
	2014	2013
Federal statutory rate	35.0%	35.0%
Tax effect of permanent items	0.8%	0.8%
State taxes, net of federal effect	2.4%	4.0%
Difference between foreign and U.S. rates	(1.7)%	(0.5)%
Change in unrecognized tax benefits	1.8%	1.1%
Recognition of tax loss carryforwards	(4.3)%	—%
Other	1.6%	0.1%
Effective tax rate	35.6%	40.5%
Earnings per Share
Basic earnings per share was $0.53 and $0.29 for the year ended December 31, 2014 and December 31, 2013, respectively, an increase of $0.24 or 83%. Diluted earnings per share was $0.51 and $0.27, respectively, an increase of $0.24 or 89%. The increases were primarily due to an increase in net income and decreased weighted-average shares outstanding due to stock repurchases.

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
Change in Acquisition Related Contingencies
The change in acquisition related contingencies was an expense of $197,000 for the year ended December 31, 2013 due to The IT Job Board and WorkDigital acquisitions, compared to $48,000 of expense in the prior year period due to the WorkDigital acquisition. In October 2013, a payment of $5.0 million related to the WorkDigital acquisition was made to the seller. In January 2014, a payment of $820,000 related to The IT Job Board was made to the seller. We expect deferred purchase price payments totaling $5.0 million to be made for the WorkDigital acquisition in October 2014 and payments totaling $4.0 million in the first quarter of 2015 related to The IT Job Board.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP metric used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. We also use this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA, as defined in our Credit Agreement as “Consolidated EBITDA”, represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock option expenses, losses resulting from certain dispositions outside the ordinary course of business, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the Credit Agreement up to $250,000, deferred revenues written off in connection with acquisition purchase accounting adjustments, writeoff of non-cash stock compensation expense, and business interruption insurance proceeds, minus (to the extent included in calculating such net income) non-cash income or gains, interest income, and any income or gain resulting from certain dispositions outside of the ordinary course of business.
We also consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and to fund future growth, as well as to monitor compliance with financial covenants. We present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides our board of directors, management and investors with additional information to measure our performance, provide comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense) and tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and to estimate our value.
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
A reconciliation of Adjusted EBITDA for the years ending December 31, 2014, 2013 and 2012 (in thousands) follows:

	Year ended December 31,
	2014	2013	2012
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$27,612	$16,246	$38,087
Interest expense	3,744	1,906	1,314
Deferred financing cost write-off	—	—	765
Interest income	—	(30)	(83)
Income tax expense	15,237	11,049	18,751
Depreciation	10,944	8,065	5,657
Amortization of intangible assets	16,257	9,336	6,654
Change in acquisition related contingencies	153	197	48
Impairment of goodwill	—	7,728	—
Non-cash stock compensation expense	7,498	8,131	6,130
Deferred revenue adjustment	2,887	1,773	—
Impairment of intangible and fixed assets	—	8,156	—
Other	11	35	62
Adjusted EBITDA	$84,343	$72,592	$77,385

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$55,543	$49,365	$54,661
Interest expense	3,744	1,906	1,314
Amortization of deferred financing costs	(365)	(264)	(315)
Interest income	—	(30)	(83)
Income tax expense	15,237	11,049	18,751
Deferred income taxes	3,698	7,482	4,406
Change in accrual for unrecognized tax benefits	(774)	(116)	1,367
Change in accounts receivable	9,709	1,438	3,253
Change in deferred revenue	(8,767)	(2,378)	(5,581)
Deferred revenue adjustment	2,887	1,773	—
Changes in working capital and other	3,431	2,367	(388)
Adjusted EBITDA	$84,343	$72,592	$77,385
Free Cash Flow
We define free cash flow as net cash provided by operating activities minus capital expenditures. We believe free cash flow is an important non-GAAP measure for management and investors as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness or repurchase our common stock. We use free cash flow as a measure to reflect cash available to service our debt as well as to fund our expenditures. A limitation of using free cash flow versus the GAAP measure of net cash provided by operating activities is free cash flow does not represent the total increase or decrease in the cash balance from operations for the period since it includes cash used for capital expenditures during the period.

We have summarized our free cash flow for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year ended December 31,
	2014	2013	2012
Cash from operating activities	$55,543	$49,365	$54,661
Purchases of fixed assets	(8,710)	(10,555)	(5,902)
Free cash flow	$46,833	$38,810	$48,759
Cash Flows
We have summarized our cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2014	2013	2012
Cash from operating activities	$55,543	$49,365	$54,661
Cash from investing activities	(35,711)	(66,967)	(33,939)
Cash from financing activities	(31,413)	16,439	(36,829)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At December 31, 2014, we had cash and cash equivalents of $26.8 million compared to $39.4 million at December 31, 2013. Cash and cash equivalents held in non-United States jurisdictions totaled approximately $15.2 million at December 31, 2014. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, externally, we had $137.0 million in borrowing capacity under our Credit Agreement at December 31, 2014. We believe that our existing cash, cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Comparison of Years Ended December 31, 2014 and 2013
Operating Activities
Net cash flows from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash flows from operating activities were $55.5 million and $49.4 million for the years ended December 31, 2014 and 2013, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flows from operations.
Investing Activities
During the year ended December 31, 2014, cash used by investing activities was $35.7 million compared to cash used of $67.0 million in the year ended December 31, 2013. Cash used by investing activities in the year ended December 31, 2014 was attributable to the $26.4 million in cash used to purchase the business of OilCareers and $0.6 million was paid to settle certain working capital requirements related to the onTargetjobs acquisition. Cash used by investing activities in the year ended December 31, 2013 was primarily attributable to the $58.6 million used to purchase the businesses of onTargetjobs and The IT Job Board.

Financing Activities
Cash used for financing activities during the year ended December 31, 2014 was $31.4 million compared to cash provided of $16.4 million in the year ended December 31, 2013. The cash used during the current period was primarily due to $33.0 million of payments to repurchase the Company’s common stock, $37.5 million used in repayment of long-term debt, and $5.8 million in payments of acquisition related contingencies related to The IT Job Board and WorkDigital, offset by $29.0 million in proceeds from long-term debt and $14.1 million in proceeds from stock option exercises. During the year ended December 31, 2013, the cash provided was primarily due to $103.0 million in proceeds from long-term debt, partially offset by $55.7 million of payments to repurchase the Company’s common stock and $30.0 million used in repayment of long-term debt.
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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2014, our consolidated leverage ratio was 1.34 to 1.0 and was required to be less than 3.0 to 1.0. Our consolidated interest coverage ratio was 22.7 to 1.0 and was required to be greater than 3.5 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2014, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 7 in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
Offerings of Stock
In October 2013, we filed a registration statement on Form S-3 (File No. 333-191962) with the SEC, as amended by Amendment No. 1 to Form S-3 dated December 13, 2013, that allows the Company to offer, from time to time, up to an aggregate of 50,000,000 shares of the Company’s common stock or preferred stock, or any combination thereof, in one or more offerings in amounts, at prices and on terms that the Company determines at the time of the offering. In addition, the selling stockholders may offer, from time to time and in one or more offerings, up to 21,543,135 shares of the Company’s common stock. On January 7, 2014, the Company’s registration statement was declared effective. In September 2014, we completed a public offering, whereby certain selling stockholders sold 2,500,000 shares of common stock registered pursuant to such registration statement. The Company did not receive any of the proceeds from this offering.
Other Capital Requirements
We anticipate capital expenditures in 2015 to be approximately $11 million to $13 million. We intend to use operating cash flows to fund capital expenditures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of December 31, 2014:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$110,500	$2,500	$10,000	$98,000	$—
Operating lease obligations	27,760	3,853	6,891	6,741	10,275
Total contractual obligations	$138,260	$6,353	$16,891	$104,741	$10,275
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of December 31, 2014, we had $110.5 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 7 “Indebtedness” in our consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.19% (the rate in effect on December 31, 2014) on our current borrowings, interest payments are expected to be $5.8 million for 2015-2016 and $4.8 million in 2017-2018.
We have payments totaling approximately $4 million to be paid in the first quarter of 2015 related to The IT Job Board acquisition based on achievement of certain financial measures. In October 2014, a final deferred purchase price payment of $5.0 million related to the WorkDigital acquisition was made to the seller.
As of December 31, 2014, we recorded approximately $3.4 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2014 are $3.4 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $772,000 of its unrecognized tax benefits may be recognized in the next twelve months as a result of a lapse of the statute of limitations.
Recent Accounting Pronouncements
For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, OilCareers, Slashdot Media, The IT Job Board and onTargetjobs also conduct business outside the United States. For the years ended December 31, 2014 and 2013, approximately 29% and 21% of our revenues, respectively, were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the United States dollar and the subsequent translation of the pound sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and United States dollar decreased by 1.0%, the impact on our revenues during 2014 would have been a decrease of approximately $479,000.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2014 and December 31, 2013, our translation adjustment, net of tax, decreased stockholders’ equity by $13.9 million and $6.1 million, respectively. The change from December 31, 2013 to December 31, 2014 is primarily attributable to the position of the United States dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of December 31, 2014, we had outstanding borrowings of $110.5 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2015 on our current borrowings would increase by approximately $1.1 million.
We also have interest rate risk related to our money market accounts. Our money market accounts will produce less income than expected if market interest rates fall.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dice Holdings, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Dice Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dice Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 9, 2015

DICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(in thousands, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$26,777	$39,351
Accounts receivable, net of allowance for doubtful accounts of $2,888 and $2,719	49,048	37,760
Deferred income taxes—current	3,373	1,399
Income taxes receivable	3,973	2,399
Prepaid and other current assets	4,764	3,739
Total current assets	87,935	84,648
Fixed assets, net	16,066	18,612
Acquired intangible assets, net	81,345	84,905
Goodwill	239,256	230,190
Deferred financing costs, net of accumulated amortization of $761 and $378	1,320	1,685
Deferred income taxes—non-current	399	—
Other assets	926	601
Total assets	$427,247	$420,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,714	$27,468
Deferred revenue	86,444	77,394
Current portion of acquisition related contingencies	3,883	5,751
Current portion of long-term debt	2,500	2,500
Deferred income taxes—current	3	123
Income taxes payable	1,205	400
Total current liabilities	119,749	113,636
Long-term debt	108,000	116,500
Deferred income taxes—non-current	15,478	13,641
Accrual for unrecognized tax benefits	3,392	2,618
Acquisition related contingencies	—	4,042
Other long-term liabilities	2,830	2,392
Total liabilities	249,449	252,829
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 77,366 and 73,414 shares, respectively; outstanding: 54,142 and 54,634 shares, respectively	774	734
Additional paid-in capital	332,985	309,087
Accumulated other comprehensive loss	(13,906)	(6,114)
Accumulated earnings	60,444	32,832
Treasury stock, 23,224 and 18,780 shares, respectively	(202,499)	(168,727)
Total stockholders’ equity	177,798	167,812
Total liabilities and stockholders’ equity	$427,247	$420,641

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

	For the year ended December 31,
	2014	2013	2012
Revenues	$262,615	$213,482	$195,363
Operating expenses:
Cost of revenues	37,212	23,429	15,687
Product development	26,087	22,437	16,225
Sales and marketing	83,299	68,799	65,033
General and administrative	42,059	36,129	27,163
Depreciation	10,944	8,065	5,657
Amortization of intangible assets	16,257	9,336	6,654
Impairment of goodwill	—	7,728	—
Impairment of intangible and fixed assets	—	8,156	—
Change in acquisition related contingencies	153	197	48
Total operating expenses	216,011	184,276	136,467
Operating income	46,604	29,206	58,896
Interest expense	(3,744)	(1,906)	(1,314)
Deferred financing cost write-off	—	—	(765)
Interest income	—	30	83
Other expense	(11)	(35)	(62)
Income before income taxes	42,849	27,295	56,838
Income tax expense	15,237	11,049	18,751
Net income	$27,612	$16,246	$38,087

Basic earnings per share	$0.53	$0.29	$0.62
Diluted earnings per share	$0.51	$0.27	$0.59

Weighted-average basic shares outstanding	52,328	56,473	61,192
Weighted-average diluted shares outstanding	54,410	59,476	64,604
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2014, 2013, and 2012
(in thousands)

	For the year ended December 31,
	2014	2013	2012
Net income	$27,612	$16,246	$38,087

Foreign currency translation adjustment	(7,792)	3,186	2,752
Unrealized gains (losses) on investments, net of tax of $0, ($3) and $3	—	(6)	6
Total other comprehensive income (loss)	(7,792)	3,180	2,758
Comprehensive income	$19,820	$19,426	$40,845
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2014, 2013, and 2012
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2012	—	$—	69,364	$694	$285,153	$(43,078)	$(21,501)	$(12,052)	$209,216
Net income							38,087		38,087
Other comprehensive income								2,758	2,758
Stock based compensation					6,130				6,130
Excess tax benefit over book expense from stock options exercised					998				998
Restricted stock issued			972	9					9
Restricted stock forfeited or withheld to satisfy tax obligations			(62)	(1)		(423)			(424)
Purchase of treasury stock under stock repurchase plan						(68,610)			(68,610)
Exercise of common stock options			773	8	2,466				2,474
Balance at December 31, 2012	—	—	71,047	710	294,747	(112,111)	16,586	(9,294)	190,638
Net income							16,246		16,246
Other comprehensive income								3,180	3,180
Stock based compensation					8,131				8,131
Excess tax benefit over book expense from stock options exercised					2,868				2,868
Restricted stock issued			1,116	11					11
Restricted stock forfeited or withheld to satisfy tax obligations			(438)	(4)		(1,200)			(1,204)
Purchase of treasury stock under stock repurchase plan						(55,416)			(55,416)
Exercise of common stock options			1,689	17	3,341				3,358
Balance at December 31, 2013	—	—	73,414	734	309,087	(168,727)	32,832	(6,114)	167,812
Net income							27,612		27,612
Other comprehensive loss								(7,792)	(7,792)
Stock based compensation					7,498				7,498
Excess tax benefit over book expense from stock options exercised					2,318				2,318
Restricted stock issued			1,114	11					11
Restricted stock forfeited or withheld to satisfy tax obligations			(288)	(2)		(1,317)			(1,319)
Purchase of treasury stock under stock repurchase plan						(32,455)			(32,455)
Exercise of common stock options			3,126	31	14,082				14,113
Balance at December 31, 2014	—	$—	77,366	$774	$332,985	$(202,499)	$60,444	$(13,906)	$177,798

See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013, and 2012
(in thousands)

	For the year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$27,612	$16,246	$38,087
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	10,944	8,065	5,657
Amortization of intangible assets	16,257	9,336	6,654
Deferred income taxes	(3,698)	(7,482)	(4,406)
Amortization of deferred financing costs	365	264	315
Write-off of deferred financing costs	—	—	765
Stock based compensation	7,498	8,131	6,130
Change in acquisition related contingencies	153	197	48
Impairment of goodwill	—	7,728	—
Impairment of intangible and fixed assets	—	8,156	—
Loss on disposal of fixed assets	22	319	—
Change in accrual for unrecognized tax benefits	774	116	(1,367)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(9,709)	(1,438)	(3,253)
Prepaid expenses and other assets	(1,142)	884	(835)
Accounts payable and accrued expenses	(1,069)	2,662	544
Income taxes receivable/payable	(1,626)	(6,207)	776
Deferred revenue	8,767	2,378	5,581
Other, net	395	10	(35)
Net cash flows from operating activities	55,543	49,365	54,661
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(27,001)	(58,603)	(30,800)
Purchases of fixed assets	(8,710)	(10,555)	(5,902)
Purchases of investments	—	(3)	(1,744)
Maturities and sales of investments	—	2,194	4,507
Net cash flows from investing activities	(35,711)	(66,967)	(33,939)
Cash flows from financing activities:
Payments on long-term debt	(37,500)	(30,000)	(23,500)
Proceeds from long-term debt	29,000	103,000	54,500
Payments under stock repurchase plan	(33,007)	(55,711)	(68,220)
Payment of acquisition related contingencies	(5,825)	(5,000)	(1,557)
Proceeds from stock option exercises	14,113	3,358	2,474
Purchase of treasury stock related to vested restricted stock	(1,319)	(1,204)	(423)
Excess tax benefit over book expense from stock based compensation	3,125	2,868	998
Financing costs paid	—	(872)	(1,101)
Net cash flows from financing activities	(31,413)	16,439	(36,829)
Effect of exchange rate changes	(993)	501	883
Net change in cash and cash equivalents for the period	(12,574)	(662)	(15,224)
Cash and cash equivalents, beginning of period	39,351	40,013	55,237
Cash and cash equivalents, end of period	$26,777	$39,351	$40,013
See accompanying notes to the consolidated financial statements.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
Dice Holdings, Inc. (“DHI” or the “Company”), a Delaware corporation, was incorporated on June 28, 2005. Through predecessor companies, DHI has been in the career development business for over 24 years. The Company is a leading provider of specialized websites focused on select professional communities. Through the Company’s online communities, professionals can manage their careers by finding relevant job opportunities and by building their knowledge through original and community-shared content, while employers, recruiters, staffing agencies, consulting firms and marketing professionals can effectively target and reach highly-valued audiences. The Company operates career management services for technology, engineering, financial services, healthcare, hospitality and security-cleared professionals, as well as career management and information and data services for the energy industry.

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
Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on the Dice.com, ClearanceJobs.com, TheITJobBoard.com, eFinancialCareers.com, Rigzone.com, OilCareers.com, Healthecareers.com, Biospace.com and Hcareers.com websites. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.
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

Concentration of Credit Risk—Substantially all of the Company’s cash and cash equivalents have been invested in a diversified portfolio of high quality money market instruments. The money market instruments are comprised of short-term bank deposits and money market funds invested in U.S. treasury securities, U.S. government agency securities, European government securities and United Kingdom government securities. The Company believes it is not exposed to any significant credit risk.
The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2014, 2013 and 2012.

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
Statements of Cash Flows—All bank deposits and money market accounts are considered cash and cash equivalents.
The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2014	2013	2012
Supplemental cash flow information:
Interest paid	$3,420	$1,615	$947
Taxes paid	16,513	21,395	22,705
Non-cash investing and financing activities:
Contingent consideration to be paid in cash for acquisitions	—	4,474	9,708
Capital expenditures on fixed assets included in accounts payable and accrued expenses	284	510	401
Share repurchases included in accounts payable and accrued expenses	—	553	852
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

Under ASC 350, Intangibles - Goodwill and Other, goodwill is to be reviewed at least annually for impairment and whenever events or circumstances indicate that the carrying value of goodwill may not be fully recoverable. The Company historically evaluated goodwill for impairment at the reporting unit level annually either as of August 31 or October 31, depending on the reporting unit being tested. During the fourth quarter of 2014, the Company changed the date of its annual goodwill impairment test for all reporting units to October 1. The change in the annual goodwill impairment testing date is deemed a change in accounting principle, which the Company believes to be preferable. The change was made to (1) better align with the Company’s annual planning and budgeting process, which is a significant element in the annual goodwill impairment test, (2) increase efficiency by aligning the goodwill impairment testing date for all reporting units, and (3) alleviate resource constraints for certain reporting units by moving the testing date earlier in the fourth quarter. This change in

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting principle did not delay, accelerate or avoid a goodwill impairment charge. The change was completed in a manner such that no more than a 12-month period of time elapsed between test dates for each reporting unit. The change in the annual goodwill impairment testing date was applied prospectively beginning on October 1, 2014 and had no effect on the Company’s consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight.
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
Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2014, 2013 and 2012 was $29.9 million, $31.1 million and $34.3 million, respectively.
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
Stock-Based Compensation—The Company has a plan to grant equity awards to certain employees and directors of the Company and its subsidiaries. See Note 11.
Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The Company’s long-term debt consists of borrowings under its credit facility. See Note 4 for fair value disclosures.
Risks and Uncertainties—The Company is subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for internet products and services. These risks include the failure to develop and extend the Company’s online service brands, the rejection of the Company’s services by consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable.
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
Net Income per Common and Common Equivalent Share—The Company follows the Earnings Per Share topic of the FASB ASC in computing earnings per share (“EPS”). The two-class method establishes the computation of EPS by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Earnings available to common shareholders for the period, after deduction of convertible preferred stock dividends, are allocated between the common and convertible preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common shareholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. The Company calculates diluted EPS under the if-converted method unless the conversion of the convertible preferred stock is anti-dilutive to basic EPS. To the extent convertible preferred stock is anti-dilutive, the Company calculates diluted EPS under the two-class method to include the effect of potential common shares. See Note 15.
New Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard outlines the principles an entity must apply to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The updated standard becomes effective for reporting periods (interim and annual) beginning after December 15, 2016, with no early adoption permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on its consolidated financial statements and has not yet selected a transition method.

3. ACQUISITIONS
2014 Acquisitions
OilCareers—In March 2014, the Company acquired from the Daily Mail and General Trust PLC all of the issued and outstanding shares of OilCareers Limited, OilCareers.com, Inc. and OilCareers Pty Limited (collectively, “OilCareers”), a leading recruitment site for oil and gas professionals in Europe. The purchase price consisted of $26.1 million, paid in cash at closing, and $0.3 million paid in the second quarter of 2014 to settle certain working capital requirements. The valuation of assets and liabilities was completed during the second quarter of 2014. The acquired accounts receivable of $1.1 million were recorded at fair value of $1.1 million. The OilCareers acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
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
2013 Acquisitions
onTargetjobs—In November 2013, the Company acquired all of the issued and outstanding shares of onTargetjobs, Inc., a leading vertical recruiting service in healthcare and hospitality. The purchase price consisted of $46.3 million, net of cash acquired. In the first quarter of 2014, $0.6 million was paid to settle certain working capital requirements. The Company borrowed $54.0 million under the Credit Agreement to fund this acquisition. The acquisition resulted in recording intangible assets of $27.6 million and goodwill of $23.8 million. The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $6.3 million were recorded at fair value of $6.3 million. The Company incurred transaction costs related to the acquisition of $1.2 million, which were included in General and Administrative expense on the Consolidated Statements of Operations in the year ended December 31, 2013.
The IT Job Board—In July 2013, the Company expanded its online tech recruiting business to Europe by acquiring all of the issued and outstanding shares of JobBoard Enterprises Limited, an online recruitment company in the technology industry,

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2012 Acquisitions
FINS.com—In June 2012, the Company purchased certain assets of FINS.com, resulting in recording of identifiable intangible assets for candidate database, mobile application technology and brand names. Refer to Note 6 “Acquired Intangible Assets, Net.” The FINS.com acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.
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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The pro forma financial information represents the combined historical operating results of the Company and onTargetjobs with adjustments for purchase accounting and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. The pro forma adjustments included adjustments for interest on borrowings, amortization of acquired intangible assets and the related income tax impacts of such adjustments. The Consolidated Statements of Operations for the year ended December 31, 2013 include revenues from the onTargetjobs acquisition of $4.5 million, and an operating loss of $2.9 million. The operating loss was primarily attributable to amortization of intangible assets of $1.6 million.
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
The Company has obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. See Note 3 “Acquisitions.” The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should delivery of certain product enhancements occur. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. A 2% discount rate is used to fair value the expected payments. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. The expense is included in “Change in Acquisition Related Contingencies” on the Consolidated Statements of Operations.
The assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	As of December 31, 2014
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent consideration to be paid in cash for the acquisitions	$—	$—	$3,883	$3,883

	As of December 31, 2013
	Fair Value Measurements Using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$15,610	$—	$—	$15,610
Contingent consideration to be paid in cash for the acquisitions	—	—	9,793	9,793
Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
	2014	2013	2012
Contingent consideration for acquisitions
Balance at beginning of period	$9,793	$9,756	$1,557
Additions for acquisitions	—	4,474	9,708
Cash payments	(5,825)	(5,000)	(1,557)
Change in estimates included in earnings	153	197	48
Change due to foreign exchange rate changes	(238)	366	—
Balance at end of period	$3,883	$9,793	$9,756

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
During the year ended December 31, 2013, $1.4 million was recorded for the impairment of goodwill at the Health Callings reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology. During the fourth quarter of 2013, the Company determined that the Health Callings brand and website would be merged into the recently acquired HEALTHeCAREERS website. Cash flow projections for Health Callings as a separate reporting unit were not sufficient to support the goodwill recorded. The charge is reflected as Impairment of Goodwill on the Consolidated Statements of Operations. The impairment of goodwill related to Slashdot Media and Health Callings was deductible for tax purposes.
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

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Indefinite-lived Intangible Assets—The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company determines whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. As the Dice trademarks and brand name were previously evaluated for impairment on August 31, the test in 2014 was performed on August 31 and October 1; therefore, no more than 12 months elapsed between test dates. The impairment test performed as of October 1 last resulted in no impairment. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology, which estimates the value of the trademark and brand name by capitalizing the profits saved because the Company owns the asset. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Changes in Company strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

5.    FIXED ASSETS, NET
Fixed assets, net consist of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Computer equipment and software	$21,152	$18,503
Furniture and fixtures	3,592	3,515
Leasehold improvements	2,095	1,884
Capitalized website development costs	12,900	9,159
	39,739	33,061
Less: Accumulated depreciation and amortization	(23,673)	(14,449)
Fixed assets, net	$16,066	$18,612

6.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the year December 31, 2014
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$25,028	$166	$25,194	$(20,481)	$(211)	$(1,374)	$3,128	3.5 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	25,766	1,123	26,889	(12,802)	(855)	(1,929)	11,303	6.1 years
Customer lists	59,713	9,403	69,116	(43,774)	(1,817)	(3,281)	20,244	5.5 years
Candidate and content database	40,854	3,816	44,670	(36,371)	27	(656)	7,670	2.7 years
Order backlog	2,718	—	2,718	(2,718)	—	—	—	0.5 years
Acquired intangible assets, net	$193,079	$14,508	$207,587	$(116,146)	$(2,856)	$(7,240)	$81,345

	As of and for the year December 31, 2013
	Cost	Acquisitions	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$21,000	$4,028	$25,028	$(17,566)	$(35)	$(1,374)	$6,053	3.5 years
Trademarks and brand names—Dice	39,000	—	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	19,115	6,651	25,766	(10,541)	(505)	(1,929)	12,791	6.2 years
Customer lists	45,213	14,500	59,713	(40,255)	(840)	(3,281)	15,337	5.3 years
Candidate and content database	30,341	10,513	40,854	(30,615)	329	(656)	9,912	2.8 years
Order backlog	—	2,718	2,718	(906)	—	—	1,812	0.5 years
Acquired intangible assets, net	$154,669	$38,410	$193,079	$(99,883)	$(1,051)	$(7,240)	$84,905

OilCareers was acquired in March 2014 and the valuation of assets and liabilities was completed during the second quarter of 2014. Identifiable intangible assets for the OilCareers acquisition are included in the total cost as of December 31, 2014. The weighted-average amortization period for the technology, trademarks and brand names, customer lists and candidate and content database are 0.8 years, 5.0 years, 7.0 years and 2.0 years, respectively, related to the OilCareers acquisition.
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
Based on the carrying value of the acquired finite-lived intangible assets recorded as of December 31, 2014, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

2015	$13,638
2016	8,131
2017	5,092
2018	4,545
2019	4,062
2020 and thereafter	6,877
Total	$42,345

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

7.    INDEBTEDNESS
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
Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility requires quarterly payments of $625,000 through December 31, 2015, quarterly payments of $1.3 million from January 1, 2016 through December 31, 2017 and quarterly payments of $8.8 million from January 1, 2018 through September 30, 2018 with the unpaid balance due at maturity and may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2014, our consolidated leverage ratio was 1.34 to 1.0 and was required to be less than 3.0 to 1.0. Our consolidated interest coverage ratio was 22.7 to 1.0 and was required to be greater than 3.5 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2014, the Company was in compliance with all of the financial covenants under the Credit Agreement.
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
The amounts borrowed as of December 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Amounts borrowed:
Term loan facility	$47,500	$50,000
Revolving credit facility	63,000	69,000
Total borrowed	$110,500	$119,000

Available to be borrowed under revolving facility	$137,000	$131,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	2.19%	2.19%

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities as of December 31, 2014 are as follows (in thousands):

2015	$2,500
2016	5,000
2017	5,000
2018	98,000
Total minimum payments	$110,500
Borrowings during the year ended December 31, 2014 were to fulfill temporary cash needs to fund operating activities. Borrowings during the year ended December 31, 2013 were to fund The IT Job Board acquisition, onTargetjobs acquisition, and stock repurchases. Scheduled payments to repay the term loan commenced in the first quarter of 2014. There are no scheduled payments for the revolving loan facility of $200.0 million until maturity of the Credit Agreement in October 2018.

8.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancellable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$3,853
2016	3,510
2017	3,381
2018	3,380
2019	3,361
2020 and thereafter	10,275
Total minimum payments	$27,760
Rent expense was $4.1 million, $3.2 million and $2.3 million for the years ended December 31, 2014, 2013, and 2012, respectively, and and is included in General and Administrative expense in the Consolidated Statements of Operations.
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
Tax Contingencies
The Company operates in a number of tax jurisdictions and is subject to audits and reviews by various taxation authorities with respect to income, payroll, sales and use and other taxes and remittances. The Company may become subject to future tax assessments by various authorities for current or prior periods. The determination of the Company’s worldwide provision for taxes requires judgment and estimation. There are many transactions and calculations where the ultimate tax determination is uncertain. The Company has recorded certain provisions for our tax estimates which we believe are reasonable. The accrual for unrecognized tax benefits increased by $774,000 in 2014 compared to a $116,000 increase in 2013.

9.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s board of directors approved a stock repurchase program that permits the Company to repurchase its common stock. The following table summarizes the Stock Repurchase Plans approved by the board of directors:

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	II	III	IV	V
Approval Date	March 2012	January 2013	December 2013	December 2014
Authorized Repurchase Amount of Common Stock	$65 million	$50 million	$50 million	$50 million
Effective Dates	March 2012 to March 2013	April 2013 to December 2013	December 2013 to December 2014	December 2014 to December 2015
The Company is currently under Stock Repurchase Plan V, which will expire no later than December 2015. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the years ended December 31, 2014, 2013 and 2012, purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Year Ended December 31, 2014	4,265,895	$7.61	$32,455,000	$50,000,000
Year Ended December 31, 2013	6,561,747	8.45	55,416,000	48,849,000
Year Ended December 31, 2012	7,748,689	8.85	68,610,000	6,466,000
There were no unsettled share repurchases as of December 31, 2014. Approximately $553,000 of share repurchases had not settled as of December 31, 2013 and are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.
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
Dividends—No dividends have been issued in 2014, 2013 or 2012. Our Credit Agreement limits our ability to issue dividends. Refer to Note 7 “Indebtedness”.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS
FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The Company had no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012. The unrealized gain (loss) on investments available-for-sale and foreign currency translation adjustments impact comprehensive income (loss). Accumulated other comprehensive income (loss), net consists of the following components, net of tax, (in thousands):

	Year ended December 31,
	2014	2013	2012
Unrealized gains on securities:
Balance at beginning of year	$3	$9	$3
Unrealized gains (losses) for the year, net of tax	—	(6)	6
Balance at end of year	$3	$3	$9
Foreign currency translation:
Balance at beginning of year	$(6,117)	$(9,303)	$(12,055)
Translation adjustments	(7,792)	3,186	2,752
Balance at end of year	$(13,909)	$(6,117)	$(9,303)
Total:
Balance at beginning of year	$(6,114)	$(9,294)	$(12,052)
Total adjustments for the year	(7,792)	3,180	2,758
Balance at end of year	$(13,906)	$(6,114)	$(9,294)

11.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options and restricted stock to certain employees and directors. Compensation expense for stock-based awards made to employees and directors in return for service is recorded in accordance with Compensation-Stock Compensation of the FASB ASC. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.
The Company recorded stock based compensation expense of $7.5 million, $8.1 million, and $6.1 million during the years ended December 31, 2014, 2013, and 2012 respectively. At December 31, 2014, there was $14.3 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
Restricted Stock—Restricted stock is granted to employees of the Company and its subsidiaries, and to non-employee members of the Company’s Board. These shares are part of the compensation plan for services provided by the employees or Board members. The closing price of the Company’s stock on the date of grant is used to determine the fair value of the grants. The expense related to the restricted stock grants is recorded over the vesting period. There was no cash flow impact resulting from the grants.
The restricted stock vests in various increments on the anniversaries of each grant, subject to the recipient’s continued employment or service through each applicable vesting date. Vesting occurs over one year for Board members and over four years for employees.
A summary of the status of restricted stock awards as of December 31, 2014, 2013 and 2012 and the changes during the periods then ended is presented below:

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014		2013		2012
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the year	1,560,375	$9.81	1,305,369	$10.09	550,250	$12.98
Granted—Restricted Stock	1,114,700	$7.39	1,116,000	$9.67	971,800	$8.94
Forfeited during the year	(288,450)	$8.72	(437,813)	$9.99	(61,625)	$10.73
Vested during the year	(600,044)	$9.87	(423,181)	$10.15	(155,056)	$12.89
Non-vested at end of year	1,786,581	$8.45	1,560,375	$9.81	1,305,369	$10.09
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

	Year Ended December 31,
	2014	2013	2012
The weighted average fair value of options granted	$2.62	$3.51	$3.68
Dividend yield	—%	—%	—%
Weighted average risk free interest rate	1.56%	1.03%	0.80%
Weighted average expected volatility	40.16%	42.29%	49.92%
Expected life (in years)	4.6	4.6	4.6
A summary of the status of options granted as of December 31, 2014, 2013, and 2012 and the changes during the years then ended is presented below:

	Year Ended December 31, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	7,536,601	$5.53	$17,493,907
Granted	659,500	$7.32	—
Exercised	(3,126,522)	$4.51	$13,035,677
Forfeited	(401,841)	$9.33	—
Options outstanding at December 31	4,667,738	$6.14	$19,357,512
Exercisable at December 31	3,513,920	$5.43	$17,239,884
Options expected to vest at December 31	1,076,790	$8.33

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	8,780,400	$4.67	$41,236,574
Granted	1,087,000	$9.59	—
Exercised	(1,688,079)	$1.99	$12,042,458
Forfeited	(642,720)	$9.90	—
Options outstanding at December 31	7,536,601	$5.53	$17,493,907
Exercisable at December 31	6,275,243	$4.77	$17,413,337

	Year Ended December 31, 2012
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	8,826,199	$4.19	$38,284,701
Granted	800,500	$8.81	—
Exercised	(772,986)	$3.20	$4,893,058
Forfeited	(73,313)	$7.40	—
Options outstanding at December 31	8,780,400	$4.67	$41,236,574
Exercisable at December 31	7,240,729	$3.90	$38,974,435
The weighted-average remaining contractual term of options exercisable at December 31, 2014 is 1.9 years. The following table summarizes information about options outstanding as of December 31, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	313,791	0.7	313,791
$ 1.00 - $ 3.99	845,364	0.9	845,364
$ 4.00 - $ 5.99	546,070	1.8	546,070
$ 6.00 - $ 8.99	2,125,363	3.4	1,354,361
$ 9.00 - $ 14.50	837,150	4.9	454,334
	4,667,738		3,513,920

12.    INCOME TAXES
Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2014 and 2013 are as follows (in thousands):

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013
Deferred tax assets:
Net operating loss carryforward	$1,831	$148
Allowance for doubtful accounts	728	1,075
Provision for accrued expenses and other, net	1,938	438
Stock based compensation	4,516	6,051
Deferred revenue	82	(262)
Tax credit carryforward	1,467	28
	10,562	7,478
Less valuation allowance	1,793	—
Deferred tax asset, net of valuation allowance	8,769	7,478
Deferred tax liabilities:
Acquired intangibles	(18,672)	(18,763)
Depreciation of fixed assets	(1,806)	(1,080)
Deferred tax liabilities	(20,478)	(19,843)
Net deferred tax liability	$(11,709)	$(12,365)
Recognized in Consolidated Balance Sheets:
Deferred tax asset—current	$3,373	$1,399
Deferred tax asset—non-current	399	—
Net deferred tax liability—current	(3)	(123)
Net deferred tax liability—non-current	(15,478)	(13,641)
Net deferred tax liability	$(11,709)	$(12,365)
At December 31, 2014 and 2013, the Company had deferred tax assets of $1.8 million and $148,000, respectively, related to net operating loss carryforwards and $1.5 million and $28,000, respectively, related to tax credit carryforwards. The net operating losses expire in various years through 2030, and the tax credits expire in various years through 2023. The Company has recorded valuation allowances of $1.8 million and $0, respectively, at December 31, 2014 and 2013 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.
Tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Current income tax expense:
Federal	$13,184	$16,372	$19,617
State	1,948	1,511	1,352
Foreign	3,753	(2,528)	2,179
Current income tax expense	18,885	15,355	23,148
Deferred income tax expense (benefit):
Federal	(1,048)	(4,735)	(3,960)
State	(448)	(350)	(165)
Foreign	(2,152)	779	(272)
Deferred income tax expense (benefit)	(3,648)	(4,306)	(4,397)
Income tax expense	$15,237	$11,049	$18,751

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Tax effect of permanent items	0.8%	0.8%	0.4%
State taxes, net of federal effect	2.4%	4.0%	1.4%
Difference between foreign and U.S. rates	(1.7)%	(0.5)%	(1.7)%
Change in unrecognized tax benefits	1.8%	1.1%	(2.4)%
Recognition of tax loss carryforwards	(4.3)%	—%	—%
Other	1.6%	0.1%	0.3%
Effective tax rate	35.6%	40.5%	33.0%
The Company’s income (loss) before tax from foreign entities was $2.9 million, $(5.7) million and $8.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company plans to continue to finance expansion and operating requirements of subsidiaries outside the U.S. through reinvestment of the undistributed earnings of these subsidiaries (approximately $44 million at December 31, 2014), and taxes that would result from potential distributions have not been provided. If earnings were distributed, additional taxes payable would be eliminated substantially by available tax credits arising from taxes paid outside the United States.
An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2014 and 2013, the Company has recorded a liability of $3.4 million and $2.6 million, respectively, which consists of unrecognized tax benefits of $3.1 million and $2.4 million, respectively, and estimated accrued interest and penalties of $270,000 and $259,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2014, 2013 and 2012, interest and penalties recorded in the Consolidated Statements of Operations were $11,000, $(52,000) and $(50,000), respectively. Following is a reconciliation of the amounts of unrecognized tax benefits for the year ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Unrecognized tax benefits—beginning of period	$2,359	$2,191	$3,508
Gross increases in tax positions related to current year	608	453	551
Gross increases in tax positions related to prior year	201	233	353
Settlements with taxing authorities	—	(301)	(88)
Lapse of statute of limitations	(46)	(217)	(2,133)
Unrecognized tax benefits—end of period	$3,122	$2,359	$2,191
The balance of unrecognized tax benefits of $3.4 million and $2.6 million, as of December 31, 2014 and 2013, respectively, if recognized, would affect the effective tax rate.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The Company is generally no longer subject to examinations by tax authorities for its U.S. federal and foreign tax returns for years prior to 2011; or for its U.S. state and local tax returns for years prior to 2010. The Company believes it is reasonably possible that as much as approximately $772,000 of its unrecognized tax benefits may be recognized by the end of 2015 as a result of a lapse of the statute of limitations.

13.    EMPLOYEE SAVINGS PLAN
The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $1.4 million, $1.2 million, and $856,000 for the years ended December 31, 2014, 2013 and 2012, respectively, to match employee contributions to the Savings Plan.

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    SEGMENT INFORMATION
The Company has five reportable segments: Tech & Clearance, Finance, Energy, Healthcare and Hospitality. The Tech & Clearance reportable segment includes the Dice.com, ClearanceJobs.com, and The IT Job Board (since the date of acquisition) services, as well as related career fairs. The Finance reportable segment includes the eFinancialCareers service worldwide. The Energy reportable segment includes the Rigzone service, OilCareers service (since the date of acquisition) and related career fairs. The Healthcare reportable segment includes Health Callings, HEALTHeCAREERS and BioSpace (since the date of acquisition of HEALTHeCAREERS and BioSpace) services. The Hospitality reportable segment includes Hcareers (since the date of acquisition). Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates significant revenue from sales of recruitment packages and related services.
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
The following table shows the segment information (in thousands):

	2014	2013	2012
By Segment:
Revenues:
Tech & Clearance	$136,597	$131,924	$129,185
Finance	36,661	34,997	38,373
Energy	30,449	23,503	19,865
Healthcare	26,913	5,563	2,493
Hospitality	13,656	1,389	—
Corporate & Other	18,339	16,106	5,447
Total revenues	$262,615	$213,482	$195,363

Depreciation:
Tech & Clearance	$6,280	$5,254	$4,295
Finance	578	523	607
Energy	178	119	92
Healthcare	2,639	729	244
Hospitality	261	45	—
Corporate & Other	1,008	1,395	419
Total depreciation	$10,944	$8,065	$5,657

Amortization:
Tech & Clearance	$3,838	$1,703	$—
Finance	76	425	387
Energy	5,767	3,100	5,201
Healthcare	3,665	1,285	274
Hospitality	2,273	389	—
Corporate & Other	638	2,434	792
Total amortization	$16,257	$9,336	$6,654

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012

Operating income (loss):
Tech & Clearance	$50,166	$59,975	$66,503
Finance	6,523	6,790	10,391
Energy	6,214	6,275	2,188
Healthcare	(4,817)	(4,773)	(2,057)
Hospitality	2,258	(1,036)	—
Corporate & Other	(13,740)	(38,025)	(18,129)
Operating income	46,604	29,206	58,896
Interest expense	(3,744)	(1,906)	(1,314)
Deferred financing cost write-off	—	—	(765)
Interest income	—	30	83
Other expense	(11)	(35)	(62)
Income before income taxes	$42,849	$27,295	$56,838

Capital expenditures:
Tech & Clearance	$5,611	$8,183	$3,196
Finance	671	314	1,038
Energy	157	403	34
Healthcare	1,548	701	254
Hospitality	42	—	—
Corporate & Other	513	1,527	1,827
Total capital expenditures	$8,542	$11,128	$6,349

By Geography:
Revenues:
United States	$187,427	$169,662	$155,834
Non-United States	75,188	43,820	39,529
Total revenues	$262,615	$213,482	$195,363

	December 31, 2014	December 31, 2013	December 31, 2012
Total assets:
Tech & Clearance	$185,558	$180,366	$175,812
Finance	69,960	89,213	92,513
Energy	85,043	52,374	53,203
Healthcare	20,794	28,679	2,201
Hospitality	33,777	38,600	—
Corporate & Other	32,115	31,409	30,501
Total assets	$427,247	$420,641	$354,230

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2014 and 2013 and the changes in goodwill for the years ended (in thousands):

	Tech & Clearance	Finance	Energy	Healthcare	Hospitality	Corporate & Other	Total
Goodwill	$95,774	$70,362	$35,104	$7,714	$17,536	$24,137	$250,627
Accumulated impairment losses	—	(7,213)	—	(1,445)	—	(6,283)	(14,941)
Accumulated foreign currency translation adjustments	745	(6,895)	—	—	(80)	734	(5,496)
Goodwill at December 31, 2013	$96,519	$56,254	$35,104	$6,269	$17,456	$18,588	$230,190
Goodwill acquired during the year	—	—	15,078	—	—	—	15,078
Foreign currency translation adjustment	(573)	(2,781)	5	—	(1,585)	(1,078)	(6,012)
Goodwill at December 31, 2014	$95,946	$53,473	$50,187	$6,269	$15,871	$17,510	$239,256

Balance at December 31, 2014
Goodwill	$95,774	$70,362	$50,182	$7,714	$17,536	$24,137	$265,705
Accumulated impairment losses	—	(7,213)	—	(1,445)	—	(6,283)	(14,941)
Accumulated foreign currency translation adjustments	172	(9,676)	5	—	(1,665)	(344)	(11,508)
	$95,946	$53,473	$50,187	$6,269	$15,871	$17,510	$239,256
Goodwill acquired during the year ended December 31, 2014 was the result of the OilCareers acquisition. Goodwill acquired during the year ended December 31, 2013 was the result of The IT Job Board and onTargetjobs acquisitions. Goodwill impairment of $6.3 million and $1.4 million was recorded during the year ended December 31, 2013 at the Slashdot Media and Health Callings reporting units, respectively.

15.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 2.5 million, 2.7 million, and 1.2 million shares were outstanding during the years ended December 31, 2014, 2013, and 2012, respectively, but were excluded from the calculation of diluted EPS for the years then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	2014	2013	2012
Income from continuing operations—basic and diluted	$27,612	$16,246	$38,087

Weighted-average shares outstanding—basic	52,328	56,473	61,192
Add shares issuable upon exercise of stock options	2,082	3,003	3,412
Weighted-average shares outstanding—diluted	54,410	59,476	64,604

Basic earnings per share	$0.53	$0.29	$0.62
Diluted earnings per share	$0.51	$0.27	$0.59

DICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 2014 and 2013:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2014
Revenues	$60,690	$66,544	$67,615	$67,766
Total operating expenses	52,814	53,556	54,183	55,458
Operating income	$7,876	$12,988	$13,432	$12,308

Net income	$4,395	$7,208	$9,493	$6,516
Basic earnings per common share	$0.08	$0.14	$0.18	$0.13
Diluted earnings per common share	$0.08	$0.13	$0.18	$0.12

2013
Revenues	$50,435	$52,013	$52,616	$58,418
Total operating expenses	38,980	39,312	41,100	63,968
Operating income (loss)	$11,455	$12,701	$11,516	$(5,550)	[2]

Net income (loss)	$7,075	$7,973	$7,058	$(5,860)
Basic earnings (loss) per common share	$0.12	$0.14	$0.12	$(0.11)	[1]
Diluted earnings (loss) per common share	$0.12	$0.13	$0.12	$(0.11)	[1]

____________________

[1]	Due to rounding, the sum of the quarters may not equal the full year amount.

[2]
Impairment of goodwill, intangible assets and fixed assets of $15.9 million was recorded during the three months ended December 31, 2013 related to the Slashdot Media and Health Callings reporting units.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this report.
Based on such evaluations, the CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
We acquired OilCareers in the first quarter of 2014. OilCareers represented approximately 7% of our total assets as of December 31, 2014 and 2% of our revenues for the year ended December 31, 2014. As the acquisition occurred during 2014, the scope of our assessment of the effectiveness of internal control over financial reporting does not include OilCareers. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2014 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dice Holdings, Inc.
New York, New York
We have audited the internal control over financial reporting of Dice Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at OilCareers, which was acquired on March 19, 2014 and whose financial statements constitute approximately 7% of total assets and 2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at OilCareers. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 9, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Des Moines, Iowa
February 9, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth below, the information called for by Item 10 will be set forth in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2014 and is incorporated herein by reference.
Executive Officers of the Company
Set forth below is information relating to the Company’s executive officers as of January 31, 2015.

Name	Age	Position
Michael P. Durney	52	President and Chief Executive Officer
John J. Roberts	48	Chief Financial Officer
Klavs Miller	45	Senior Vice President, Technology
Pam Bilash	56	Senior Vice President, Human Resources
John Benson	53	Chief Strategy Officer
Brian P. Campbell	50	Vice President, Business and Legal Affairs, General Counsel and Secretary
Shravan Goli	44	President, Dice
James Bennett	44	Managing Director, Data Services
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

John Benson is our Chief Strategy Officer and focuses on the overall strategic direction of the company, new areas of growth and the prioritizing of resources for new initiatives. Prior to his current role, Mr. Benson was the Managing Director of Dice International where he was responsible for developing new business opportunities outside the U.S. Mr. Benson joined the Company when we acquired the eFinancialGroup in October 2006. As a founder of eFinancialCareers in 2000 and its CEO until 2010, Mr. Benson developed the leading global career site network for financial services. He has over 20 years’ experience in the publishing and finance industries and worked in the United Kingdom, Asia and the United States. Mr. Benson holds an M.A. from Edinburgh University in Scotland.
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
James Bennett is the Managing Director of Data Services. He was named to his current position in December 2014 and is responsible for executing the growth strategy of our data services business and continues to be responsible for charting the strategic direction of eFinancialCareers. Since joining the Company in 2004, Mr. Bennett has held roles of increasing responsibility including the lead of development, sales, customer relationship teams and general management in Europe and Asia-Pacific during his first eight years with the Company. He joined eFinancialCareers as COO in October 2004, became Managing Director for EMEA in January 2006 and assumed responsibility for Asia-Pacific in January 2008. Prior to joining the Company, Mr. Bennett served as CTO of Virgin Wines (part of the Virgin group), Operations Director at Thestreet.co.uk and Ecommerce Manager at UBS. Mr. Bennett holds a BA in Accounting and Finance from the University of the West of England and a Post Graduate Diploma in Law from The College of Law.
We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees, including or chief executive officer, chief financial officer and persons performing similar functions. Our code of conduct and ethics is posted on the investors section of our website at www.diceholdingsinc.com.

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
		The consolidated financial statements are listed under Item 8 of this Annual Report.
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

10.1†
The Dice Holdings, Inc. 2005 Omnibus Stock Plan (the “2005 Stock Plan”) (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.2†
Form of Stock Option Award Agreement under the 2005 Stock Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.3†
The Dice Holdings, Inc. 2007 Equity Award Plan (the “2008 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on May 18, 2007).

10.4†
Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.5†
The Dice Holdings, Inc. 2012 Omnibus Equity Award Plan (the “2012 Equity Plan”) (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.6†
Form of Stock Option Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.7†
Form of Restricted Stock Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.8†
The Dice Holdings, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.9†
Employment Agreement, dated as of October 25, 2002, and amended as of July 1, 2003 and July 9, 2005, between Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.10†
Employment Agreement, dated as of April 20, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.11†
Employment Agreement, dated as of January 31, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Brian Campbell (incorporated by reference from Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.12†
Employment Agreement, dated as of June 20, 2005 between eFinancialCareers Limited and John Benson (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 (File No. 001-33584) filed on May 7, 2008).

10.13†
Employment Agreement dated as of February 27, 2012 between Dice Inc. and Bennett Smith (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. (001-33584) filed on April 25, 2012 with the Securities and Exchange Commission).

10.14†
Employment Agreement dated as of November 16, 2004, and amended as of July 1, 2011 between eFinancialCareers Limited and James Bennett (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. (001-33584) filed on April 25, 2012 with the Securities and Exchange Commission).

10.15†
Separation Agreement dated as of July 29, 2013 between Dice Holdings, Inc., Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.16†
Amendment to Employment Agreement dated as of July 29, 2013 between Dice Inc., Dice Holdings, Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.17†
Employment Agreement dated as of October 9, 2013 between Dice Inc. and John Roberts (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.18
Credit Agreement dated as of October 28, 2013 among Dice Holdings, Inc., Dice Inc., Dice Career Solutions, Inc., as Borrowers, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank national Association, as Documentation Agent. (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33584) filed on February 14, 2014).

10.19†
Employment Agreement dated as of January 1, 2014 between Dice Inc. and Pamela Bilash (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-33584) filed on April 30, 2014).

10.20†
Employment Agreement dated as of January 1, 2014 between Dice Inc. and Klavs Miller (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-33584) filed on April 30, 2014).

10.21
Purchase Agreement dated as of September 5, 2014, between Dice Holdings, Inc. as purchaser and the General Atlantic entities (incorporated by reference from Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-33584) filed on October 30, 2014.

18*	Preferability letter regarding change in accounting principle related to goodwill.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
†	Identifies a management contract or compensatory plan or arrangement.
(b)	Financial Statement Schedules.

Page
Schedule II—Consolidated Valuation and Qualifying Accounts	91

SCHEDULE II
DICE HOLDINGS, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2012, 2013 and 2014
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions (1)	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2012	$1,515	$623	$(43)	$2,095
Year ended December 31, 2013	2,095	1,892	(1,268)	2,719
Year ended December 31, 2014	2,719	1,035	(866)	2,888
Reserve for deferred tax assets:
Year ended December 31, 2012	$807	$—	$—	$807
Year ended December 31, 2013	807	(807)	—	—
Year ended December 31, 2014	—	1,793	—	1,793
Reserve for unrecognized tax benefits:
Year ended December 31, 2012	$3,869	$551	$(1,918)	$2,502
Year ended December 31, 2013	2,502	453	(337)	2,618
Year ended December 31, 2014	2,618	809	(35)	3,392
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

Date:	February 9, 2015	DICE HOLDINGS, INC.
		By:	/S/ MICHAEL P. DURNEY
Michael P. Durney President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL P. DURNEY	President, Chief Executive Officer and Director	February 9, 2015
Michael P. Durney	(Principal Executive Officer)

/S/ JOHN J. ROBERTS	Chief Financial Officer	February 9, 2015
John J. Roberts	(Principal Financial and Accounting Officer)

/S/ JOHN W. BARTER	Director	February 9, 2015
John W. Barter

/S/ H. RAYMOND BINGHAM	Director	February 9, 2015
H. Raymond Bingham

/S/ PETER EZERSKY	Chairman and Director	February 9, 2015
Peter Ezersky

/S/ DAVID S. GORDON	Director	February 9, 2015
David S. Gordon

/S/ CAROL CARPENTER	Director	February 9, 2015
Carol Carpenter

/S/ GOLNAR SHEIKHOLESLAMI	Director	February 9, 2015
Golnar Sheikholeslami

/S/ SCOT W. MELLAND	Director	February 9, 2015
Scot W. Melland

/S/ BRIAN SCHIPPER	Director	February 9, 2015
Brian Schipper

/S/ BURTON GOLDFIELD	Director	February 9, 2015
Burton Goldfield

/S/ JIM FRIEDLICH	Director	February 9, 2015
Jim Friedlich

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
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

10.1†
The Dice Holdings, Inc. 2005 Omnibus Stock Plan (the “2005 Stock Plan”) (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.2†
Form of Stock Option Award Agreement under the 2005 Stock Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.3†
The Dice Holdings, Inc. 2007 Equity Award Plan (the “2008 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on May 18, 2007).

10.4†
Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.5†
The Dice Holdings, Inc. 2012 Omnibus Equity Award Plan (the “2012 Equity Plan”) (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.6†
Form of Stock Option Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.7†
Form of Restricted Stock Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.8†
The Dice Holdings, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.9†
Employment Agreement, dated as of October 25, 2002, and amended as of July 1, 2003 and July 9, 2005, between Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.10†
Employment Agreement, dated as of April 20, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.4 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.11†
Employment Agreement, dated as of January 31, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Brian Campbell (incorporated by reference from Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.12†
Employment Agreement, dated as of June 20, 2005 between eFinancialCareers Limited and John Benson (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 (File No. 001-33584) filed on May 7, 2008).

10.13†
Employment Agreement dated as of February 27, 2012 between Dice Inc. and Bennett Smith (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. (001-33584) filed on April 25, 2012 with the Securities and Exchange Commission).

10.14†
Employment Agreement dated as of November 16, 2004, and amended as of July 1, 2011 between eFinancialCareers Limited and James Bennett (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. (001-33584) filed on April 25, 2012 with the Securities and Exchange Commission).

10.15†
Separation Agreement dated as of July 29, 2013 between Dice Holdings, Inc., Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.16†
Amendment to Employment Agreement dated as of July 29, 2013 between Dice Inc., Dice Holdings, Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.17†
Employment Agreement dated as of October 9, 2013 between Dice Inc. and John Roberts (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.18
Credit Agreement dated as of October 28, 2013 among Dice Holdings, Inc., Dice Inc., Dice Career Solutions, Inc., as Borrowers, the lenders from time to time party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank national Association, as Documentation Agent. (incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33584) filed on February 14, 2014).

10.19†
Employment Agreement dated as of January 1, 2014 between Dice Inc. and Pamela Bilash (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-33584) filed on April 30, 2014).

10.20†
Employment Agreement dated as of January 1, 2014 between Dice Inc. and Klavs Miller (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-33584) filed on April 30, 2014).

10.21
Purchase Agreement dated as of September 5, 2014, between Dice Holdings, Inc. as purchaser and the General Atlantic entities (incorporated by reference from Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-33584) filed on October 30, 2014.

18*	Preferability letter regarding change in accounting principle related to goodwill.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

*	Filed herewith
†	Identifies a management contract or compensatory plan or arrangement.