Form 10-Q
period 2015-03-31
DHI GROUP, INC.
filed 2015-04-29
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2015
______________________________________________
 OR

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-33584
 ______________________________________________
DHI Group, Inc.
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
As of April 24, 2015, there were 55,018,502 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014
	Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2015 and 2014
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 5.	Other Information	31

Item 6.	Exhibits	32

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$27,965	$26,777
Accounts receivable, net of allowance for doubtful accounts of $2,913 and $2,888	45,970	49,048
Deferred income taxes—current	3,340	3,373
Income taxes receivable	1,444	3,973
Prepaid and other current assets	5,348	4,764
Total current assets	84,067	87,935
Fixed assets, net	16,233	16,066
Acquired intangible assets, net	76,282	81,345
Goodwill	234,751	239,256
Deferred financing costs, net of accumulated amortization of $865 and $761	1,216	1,320
Deferred income taxes—non-current	249	399
Other assets	789	926
Total assets	$413,587	$427,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,691	$25,714
Deferred revenue	90,771	86,444
Current portion of acquisition related contingencies	—	3,883
Current portion of long-term debt	3,125	2,500
Deferred income taxes—current	5	3
Income taxes payable	1,614	1,205
Total current liabilities	117,206	119,749
Long-term debt	101,750	108,000
Deferred income taxes—non-current	14,599	15,478
Accrual for unrecognized tax benefits	3,475	3,392
Other long-term liabilities	2,766	2,830
Total liabilities	239,796	249,449
Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 79,377 and 77,366 shares, respectively; outstanding: 54,961 and 54,142 shares, respectively	794	774
Additional paid-in capital	338,981	332,985
Accumulated other comprehensive loss	(18,413)	(13,906)
Accumulated earnings	65,536	60,444
Treasury stock, 24,416 and 23,224 shares, respectively	(213,107)	(202,499)
Total stockholders’ equity	173,791	177,798
Total liabilities and stockholders’ equity	$413,587	$427,247

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues	$63,770	$60,690
Operating expenses:
Cost of revenues	9,625	8,854
Product development	7,089	6,403
Sales and marketing	20,678	19,018
General and administrative	11,272	11,362
Depreciation	2,203	2,821
Amortization of intangible assets	3,743	4,311
Change in acquisition related contingencies	—	45
Total operating expenses	54,610	52,814
Operating income	9,160	7,876
Interest expense	(808)	(893)
Other expense	(27)	(8)
Income before income taxes	8,325	6,975
Income tax expense	3,233	2,580
Net income	$5,092	$4,395

Basic earnings per share	$0.10	$0.08
Diluted earnings per share	$0.09	$0.08

Weighted-average basic shares outstanding	52,267	53,105
Weighted-average diluted shares outstanding	54,292	55,376
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$5,092	$4,395

Foreign currency translation adjustment	(4,507)	(1,086)
Total other comprehensive loss	(4,507)	(1,086)
Comprehensive income	$585	$3,309
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$5,092	$4,395
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,203	2,821
Amortization of intangible assets	3,743	4,311
Deferred income taxes	(586)	(1,452)
Amortization of deferred financing costs	104	93
Stock based compensation	2,503	2,346
Change in acquisition related contingencies	—	45
Change in accrual for unrecognized tax benefits	83	153
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,327	(4,143)
Prepaid expenses and other assets	(495)	(2,544)
Accounts payable and accrued expenses	(4,164)	(5,763)
Income taxes receivable/payable	2,923	2,169
Deferred revenue	5,431	9,587
Other, net	(44)	2
Net cash flows from operating activities	19,120	12,020
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(26,724)
Purchases of fixed assets	(2,476)	(2,569)
Net cash flows from investing activities	(2,476)	(29,293)
Cash flows from financing activities:
Payments on long-term debt	(10,625)	(3,625)
Proceeds from long-term debt	5,000	6,000
Payments under stock repurchase plan	(8,716)	(6,872)
Payment of acquisition related contingencies	(3,829)	(824)
Proceeds from stock option exercises	3,287	2,514
Purchase of treasury stock related to vested restricted stock	(1,532)	(1,054)
Excess tax benefit over book expense from stock based compensation	376	197
Net cash flows from financing activities	(16,039)	(3,664)
Effect of exchange rate changes	583	(373)
Net change in cash and cash equivalents for the period	1,188	(21,310)
Cash and cash equivalents, beginning of period	26,777	39,351
Cash and cash equivalents, end of period	$27,965	$18,041
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) (formerly known as Dice Holdings, Inc.) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report on Form 10-K”). Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2015.

2.   NEW ACCOUNTING STANDARDS
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The recognition and measurement for debt issuance costs is not affected by this standard. The updated standard becomes effective for reporting periods (interim and annual) beginning after December 15, 2015, with early adoption permitted. The new standard must be applied retrospectively to all periods presented in the financial statements. The Company is assessing the potential impact of the new standard on its consolidated financial statements.

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

DHI GROUP, INC.
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
The Company historically had obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using an expected present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should delivery of certain product enhancements occur. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. A 2% discount rate is used to fair value the expected payments. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. The expense is included in “Change in Acquisition Related Contingencies” on the Condensed Consolidated Statements of Operations.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Contingent consideration for acquisitions
Balance at beginning of period	$3,883	$9,793
Cash payments	(3,829)	(824)
Change in estimates included in earnings	—	45
Change due to foreign exchange rate changes	(54)	36
Balance at end of period	$—	$9,050

5.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of March 31, 2015
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$10,308	$(7,618)	$(328)	$2,362	3.5 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,419	(11,995)	(1,118)	10,306	5.7 years
Customer lists	63,373	(42,202)	(2,557)	18,614	5.5 years
Candidate and content database	24,888	(18,715)	(173)	6,000	2.7 years
Acquired intangible assets, net	$160,988	$(80,530)	$(4,176)	$76,282

	As of December 31, 2014
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$25,194	$(20,481)	$(211)	$(1,374)	$3,128	3.5 years
Trademarks and brand names—Dice	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	26,889	(12,802)	(855)	(1,929)	11,303	6.1 years
Customer lists	69,116	(43,774)	(1,817)	(3,281)	20,244	5.5 years
Candidate and content database	44,670	(36,371)	27	(656)	7,670	2.7 years
Order backlog	2,718	(2,718)	—	—	—	0.5 years
Acquired intangible assets, net	$207,587	$(116,146)	$(2,856)	$(7,240)	$81,345
During the first quarter of 2015, the Company retired certain fully amortized acquired intangible assets no longer in service.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OilCareers was acquired in March 2014 and the valuation of assets and liabilities was completed during the second quarter of 2014. Identifiable intangible assets for the OilCareers acquisition are included in the total cost as of December 31, 2014. The weighted-average amortization period for the technology, trademarks and brand names, customer lists and candidate and content database are 0.8 years, 2.0 years, 7.0 years and 2.0 years, respectively, related to the OilCareers acquisition. The weighted-average amortization period for the OilCareers trademarks and brand names was changed during the first quarter of 2015 due to the integration of the OilCareers brand with the Rigzone brand during 2015.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of March 31, 2015, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

April 1, 2015 through December 31, 2015	$10,360
2016	7,757
2017	4,858
2018	4,320
2019	4,015
2020 and thereafter	5,972
Total	$37,282

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
Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The term loan requires quarterly payments of $625,000 through December 31, 2015, quarterly payments of $1.3 million from January 1, 2016 through December 31, 2017 and quarterly payments of $8.8 million from January 1, 2018 through September 30, 2018 with the unpaid balance due at maturity and may be prepaid at any time without penalty. There are no scheduled payments for the revolving loan facility of $200.0 million until maturity of the Credit Agreement in October 2018.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2015, the Company was in compliance with all of the financial covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by three of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc., Targeted Job Fairs, Inc., and Rigzone.com, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.
Debt issuance costs of $872,000 were incurred and are being amortized over the life of the loan. These costs are included in interest expense. Unamortized deferred financing costs from the previous credit facility of $878,000 are being amortized over the life of the new Credit Agreement.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts borrowed as of March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Amounts borrowed:
Term loan facility	$46,875	$47,500
Revolving credit facility	58,000	63,000
Total borrowed	$104,875	$110,500

Available to be borrowed under revolving facility	$142,000	$137,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	2.19%	2.19%
Future maturities as of March 31, 2015 are as follows (in thousands):

April 1, 2015 through December 31, 2015	$1,875
2016	5,000
2017	5,000
2018	93,000
Total minimum payments	$104,875
Borrowings during the year ended December 31, 2014 were to fulfill temporary cash needs to fund operating activities.

7.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancellable operating leases as of March 31, 2015 are as follows (in thousands):

April 1, 2015 through December 31, 2015	$2,830
2016	3,682
2017	3,348
2018	3,353
2019	3,339
2020 and thereafter	10,218
Total minimum payments	$26,770
Rent expense was $1.0 million for each of the three month periods ended March 31, 2015 and 2014, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

8.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s board of directors approved a stock repurchase program that permits the Company to repurchase its common stock. The following table summarizes the Stock Repurchase Plans approved by the board of directors:

	IV	V
Approval Date	December 2013	December 2014
Authorized Repurchase Amount of Common Stock	$50 million	$50 million
Effective Dates	December 2013 to December 2014	December 2014 to December 2015
The Company is currently under Stock Repurchase Plan V, which will expire no later than December 2015. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the quarter ended March 31, 2015, purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1,027,981	$8.91	$9,161,447	$40,838,500
Approximately $448,000 of share repurchases had not settled as of March 31, 2015 and are included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets. There were no unsettled share repurchases as of December 31, 2014.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net consists of the following components, net of tax, (in thousands):

	March 31, 2015	December 31, 2014

Foreign currency translation adjustment	$(18,416)	$(13,909)
Unrealized gains on investments, net of tax of $0 and $0	3	3
Total accumulated other comprehensive loss, net	$(18,413)	$(13,906)
Changes in accumulated other comprehensive loss during the three month period ended March 31, 2015 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(13,909)	$3	$(13,906)
Other comprehensive loss before reclassifications	(4,507)	—	(4,507)
Net current-period other comprehensive loss	(4,507)	—	(4,507)
Ending balance	$(18,416)	$3	$(18,413)

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in accumulated other comprehensive loss during the three month period ended March 31, 2014 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(6,117)	$3	$(6,114)
Other comprehensive loss before reclassifications	(1,086)	—	(1,086)
Net current-period other comprehensive loss	(1,086)	—	(1,086)
Ending balance	$(7,203)	$3	$(7,200)

10.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors. Compensation expense for stock-based awards made to employees and directors in return for service is recorded in accordance with Compensation-Stock Compensation of the FASB ASC. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.
The Company recorded total stock based compensation expense of $2.5 million and $2.3 million during the three month periods ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was $24.3 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are part of the compensation plan for services provided by the employees. The fair value of PSUs is measured using the Monte Carlo pricing model. The expense related to the PSUs is recorded over the vesting period. There was no cash flow impact resulting from the grants.
During the three month period ended March 31, 2015, the Company granted 415,000 PSUs. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of initial grant less shares vested in performance periods one and two. The fair value of PSUs is measured using the Monte Carlo pricing model using the following assumptions:

Three Months Ended
March 31, 2015
Weighted average fair value of PSUs granted	$9.25
Dividend yield	—%
Risk free interest rate	1.1%
Expected volatility	33.6%
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted stock awards as of March 31, 2015 and 2014 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,786,581	$8.45	1,560,375	$9.81
Granted—Restricted Stock	1,068,000	$8.83	785,000	$7.19
Forfeited during the period	(57,250)	$8.07	(54,125)	$9.62
Vested during the period	(473,131)	$9.27	(450,369)	$10.17
Non-vested at end of period	2,324,200	$8.47	1,840,881	$8.61
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. No stock options were granted during the three month period ended March 31, 2015. The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the following assumptions:

Three Months Ended
March 31, 2014
The weighted average fair value of options granted	$2.62
Dividend yield	—%
Weighted average risk free interest rate	1.56%
Weighted average expected volatility	40.88%
Expected life (in years)	4.6
A summary of the status of options granted as of March 31, 2015 and 2014, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	4,667,738	$6.14	$19,357,512
Exercised	(578,465)	$6.15	$1,926,544
Forfeited	(25,037)	$10.28	—
Options outstanding at end of period	4,064,236	$6.18	$12,593,742
Exercisable at end of period	3,112,636	$5.51	$11,818,654

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	7,536,601	$5.53	$17,493,907
Granted	589,000	$7.20	—
Exercised	(497,346)	$5.07	$1,069,105
Forfeited	(119,204)	$10.30	—
Options outstanding at end of period	7,509,051	$5.62	$17,674,282
Exercisable at end of period	5,988,158	$4.87	$17,512,912
The weighted-average remaining contractual term of options exercisable at March 31, 2015 is 2.1 years. The following table summarizes information about options outstanding as of March 31, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	313,791	0.4	313,791
$ 1.00 - $ 3.99	721,364	0.6	721,364
$ 4.00 - $ 5.99	516,070	1.6	516,070
$ 6.00 - $ 8.99	1,683,673	3.9	1,071,448
$ 9.00 - $ 14.50	829,338	4.6	489,963
	4,064,236		3,112,636

11.    SEGMENT INFORMATION
The Company changed its reportable segments during the first quarter of 2015 to reflect the current operating structure. Accordingly, all prior periods have been recast to reflect the current segment presentation.
The Company has five reportable segments: Tech & Clearance, Finance, Energy, Healthcare and Hospitality. The Tech & Clearance reportable segment includes the Dice, ClearanceJobs, and The IT Job Board services, as well as related career fairs. The Finance reportable segment includes the eFinancialCareers service worldwide. The Energy reportable segment includes the Rigzone service, OilCareers service (since the date of acquisition) and related career fairs. The Healthcare reportable segment includes HEALTHeCAREERS and BioSpace services. The Hospitality reportable segment includes Hcareers. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates significant revenue from sales of recruitment packages and related services.
The Company has other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media, WorkDigital and IT Media and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
The Company’s foreign operations are comprised of The IT Job Board operations and a portion of the eFinancialCareers, OilCareers and Rigzone services, which operate in Europe, the financial centers of the gulf region of the Middle East and Asia Pacific. The Company’s foreign operations also include Hcareers, which operates in Canada.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information (in thousands):

	Three Months Ended March 31,
	2015	2014
By Segment:
Revenues:
Tech & Clearance	$33,324	$31,834
Finance	8,585	8,809
Energy	6,319	5,921
Healthcare	7,067	6,451
Hospitality	4,011	2,931
Corporate & Other	4,464	4,744
Total revenues	$63,770	$60,690

Depreciation:
Tech & Clearance	$1,588	$1,569
Finance	132	136
Energy	51	36
Healthcare	277	699
Hospitality	45	59
Corporate & Other	110	322
Total depreciation	$2,203	$2,821

Amortization:
Tech & Clearance	$880	$964
Finance	19	19
Energy	1,746	775
Healthcare	464	1,820
Hospitality	505	573
Corporate & Other	129	160
Total amortization	$3,743	$4,311

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2015	2014

Operating income (loss):
Tech & Clearance	$11,169	$10,959
Finance	1,291	1,694
Energy	(190)	1,193
Healthcare	(559)	(2,252)
Hospitality	1,176	230
Corporate & Other	(3,727)	(3,948)
Operating income	9,160	7,876
Interest expense	(808)	(893)
Other expense	(27)	(8)
Income before income taxes	$8,325	$6,975

Capital expenditures:
Tech & Clearance	$1,301	$1,290
Finance	310	321
Energy	53	—
Healthcare	806	336
Hospitality	16	4
Corporate & Other	31	122
Total capital expenditures	$2,517	$2,073

By Geography:
Revenues:
United States	$49,042	$44,988
Non-United States	14,728	15,702
Total revenues	$63,770	$60,690

	March 31, 2015	December 31, 2014
Total assets:
Tech & Clearance	$185,410	$185,558
Finance	69,277	69,960
Energy	78,043	85,043
Healthcare	21,874	20,794
Hospitality	30,519	33,777
Corporate & Other	28,464	32,115
Total assets	$413,587	$427,247
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2014 and March 31, 2015 and the changes in goodwill for the three month period ended March 31, 2015 (in thousands):

	Tech & Clearance	Finance	Energy	Healthcare	Hospitality	Corporate & Other	Total
Goodwill at December 31, 2014	$95,946	$53,473	$50,187	$6,269	$15,871	$17,510	$239,256
Foreign currency translation adjustment	(418)	(2,026)	—	—	(1,274)	(787)	(4,505)
Goodwill at March 31, 2015	$95,528	$51,447	$50,187	$6,269	$14,597	$16,723	$234,751

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 1.9 million, 3.1 million shares were outstanding during the three month periods ended March 31, 2015 and 2014, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Income from continuing operations—basic and diluted	$5,092	$4,395

Weighted-average shares outstanding—basic	52,267	53,105
Add shares issuable upon exercise of stock options	2,025	2,271
Weighted-average shares outstanding—diluted	54,292	55,376

Basic earnings per share	$0.10	$0.08
Diluted earnings per share	$0.09	$0.08

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2014 (Dice Holdings, Inc. as of December 31, 2014).
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other material information concerning us are available free of charge on the Investors page of our website at www.dhigroupinc.com. Our reports filed with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, by calling 1-800-SEC-0330, or by visiting http://www.sec.gov.
Overview
We are a leading provider of specialized websites and services for professional communities including technology and security clearance, financial services, energy, healthcare and hospitality. Our mission is to empower professionals and organizations to compete and win through specialized insights and relevant connections. Employers and recruiters use our websites and services to source and hire the most qualified professionals in select and highly-skilled occupations, while professionals use our websites and services to find the best employment opportunities in and most timely news and information about their respective areas of expertise.
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
Through our predecessors, we have been in the recruiting and career development business for almost 25 years. Based on our operating structure, we have identified five reportable segments under the Segment Reporting topic of the FASB ASC.
Our reportable segments include:

•	Tech & Clearance— Dice, ClearanceJobs, The IT Job Board and related career fairs

•	Finance— eFinancialCareers

•	Energy— Rigzone, OilCareers (acquired in March 2014) and related career fairs

•	Healthcare— HEALTHeCAREERS and BioSpace

•	Hospitality— Hcareers
We have other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media, WorkDigital and IT Media and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
Recent Developments
Effective April 21, 2015, the Company changed its corporate name from “Dice Holdings, Inc.” to “DHI Group, Inc.” The corporate name change was effected pursuant to Section 242 of the Delaware General Corporation Law by filing a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.
The DHI name embodies the Company’s focus on Delivering Hire Insights to employers and professionals and better represents the evolution of the Company into a diverse portfolio of specialized websites and services that serve targeted constituents and are unified under one corporate umbrella. DHI now has its own distinct identity, allowing the Company’s Dice brand to continue reinforcing its position as the leading digital career resource for technology and engineering professionals.
The brand names and positioning of the Company’s specialized websites and services, each of which provides unique value to employers and professionals, will remain unchanged.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customers based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance, Energy, Healthcare and Hospitality segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At March 31, 2015 and December 31, 2014, Dice had approximately 7,800 total recruitment package customers. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $90.8 million and $86.4 million at March 31, 2015 and December 31, 2014, respectively.
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
Critical Accounting Policies
There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Results of Operations
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues

	Three Months Ended March 31,		Increase (decrease)	Percent Change
	2015	2014
	(in thousands, except percentages)
Tech & Clearance	$33,324	$31,834	$1,490	4.7%
Finance	8,585	8,809	(224)	(2.5)%
Energy	6,319	5,921	398	6.7%
Healthcare	7,067	6,451	616	9.5%
Hospitality	4,011	2,931	1,080	36.8%
Corporate & Other	4,464	4,744	(280)	(5.9)%
Total revenues	$63,770	$60,690	$3,080	5.1%
Our revenues were $63.8 million for the three month period ended March 31, 2015 compared to $60.7 million for the same period in 2014, an increase of $3.1 million, or 5.1%.
We experienced an increase in the Tech & Clearance segment revenue of $1.5 million, or 4.7%. Revenue at Dice increased by $708,000 compared to the same period in 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 3% from the three month period ended March 31, 2014 to the three month period ended March 31, 2015. Recruitment package customer count decreased from 8,000 at March 31, 2014 to 7,800 at March 31, 2015. Revenues for related career fairs and ClearanceJobs increased by $498,000 for the three month period ended March 31, 2015 as compared to the same period in 2014, primarily due to ClearanceJobs as a result of improved market conditions and enhanced product offerings. The IT Job Board revenue increased by $284,000 for the three month period ended March 31, 2015 as compared to the same period in 2014 due primarily to the fair value adjustment to deferred revenue, which decreased revenue by $179,000 for the three month period ended March 31, 2014, and did not recur in the current period. Beginning in 2015, the IT Media portion of The IT Job Board business was reported in the Corporate & Other segment and prior year periods were recast.
The Finance segment experienced a decrease in revenue of $224,000, or 2.5%. Currency had a negative impact on revenue for the three month period ended March 31, 2015, decreasing revenue by approximately $640,000. In functional currency, revenue increased 10% in the Asia Pacific region, 4% in Continental Europe, 3% in the UK and 2% in North America.
Revenues for the Energy segment totaled $6.3 million for the three month period ended March 31, 2015, an increase of $398,000 or 6.7% from the comparable 2014 period. The increase was a result of the OilCareers acquisition in March 2014, which was partially offset by declines in the Rigzone business due to difficult macro-environment conditions in the energy market.
The Healthcare segment, consisting of HEALTHeCAREERS and BioSpace, increased revenue by $616,000, or 9.5% from the comparable 2014 period. The fair value adjustment to deferred revenue decreased revenue by $413,000 for the three month period ended March 31, 2014 and did not recur in the current period.
Revenues for the Hospitality segment, which represents Hcareers, increased $1.1 million, or 36.8% primarily due to the fair value adjustment to deferred revenue and increased usage by customers. The fair value adjustment to deferred revenue decreased revenue by $524,000 for the three month period ended March 31, 2014, and did not recur in the current period.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media, WorkDigital and IT Media (recast in 2015 for all periods), decreased by $280,000 or 5.9% reflecting a decline in certain revenue streams at Slashdot Media.
Cost of Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Cost of revenues	$9,625	$8,854	$771	8.7%
Percentage of revenues	15.1%	14.6%
Our cost of revenues for the three month period ended March 31, 2015 was $9.6 million compared to $8.9 million for the same period in 2014, an increase of $771,000, or 8.7%. The Healthcare segment increased $251,000 due to increased commissions and employee-related expenses. Cost of revenues for the Corporate & Other segment increased $194,000, of which Slashdot Media contributed an increase of $139,000 due to increased spend with external partners for lead generation, offset by lower headcount. The Tech & Clearance segment experienced an increase of $157,000, of which Dice contributed an increase of $393,000 due to additional headcount and increased licensing and consulting costs. Partially offsetting this increase at the Tech & Clearance segment was The IT Job Board decrease of $192,000 due to expiration of the maintenance agreement with the previous parent company and infrastructure costs.
Product Development Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Product development	$7,089	$6,403	$686	10.7%
Percentage of revenues	11.1%	10.6%
Product development expenses for the three month period ended March 31, 2015 were $7.1 million compared to $6.4 million for the same period in 2014, an increase of $686,000 or 10.7%. An increase of $418,000 was experienced in the Tech & Clearance segment, primarily driven by salaries and related costs from additional headcount. The Healthcare segment increased by $295,000, primarily due to increased software and compensation costs. Energy increased $180,000 due to additional salaries and related costs for the increased number of employees.
The Corporate & Other segment experienced a decrease of $156,000 attributable primarily to a decrease of $398,000 due to reduced salaries and related costs at Slashdot Media and a decrease of $209,000 due to Corporate severance costs incurred in the three month period ended March 31, 2014. These decreases are offset by $238,000 increased consulting fees at Slashdot Media and an increase of $226,000 at WorkDigital due to headcount and related costs. The Finance segment decreased by $103,000 primarily driven by decreased consulting fees and reduced spend on product initiatives.

Sales and Marketing Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Sales and marketing	$20,678	$19,018	$1,660	8.7%
Percentage of revenues	32.4%	31.3%
Sales and marketing expenses for the three month period ended March 31, 2015 were $20.7 million compared to $19.0 million for the same period in 2014, an increase of $1.7 million or 8.7%. The Tech & Clearance segment experienced an increase in sales and marketing expense of $1.3 million. The increase was due to increased digital marketing costs of $749,000 at Dice. Sales expense at Dice increased by $374,000 due to increased commissions costs and additional headcount. The Energy segment sales and marketing expense increased by $472,000 primarily due to increased marketing initiatives and compensation costs related to the OilCareers acquisition. Sales and marketing expenses for the Hospitality segment increased by $114,000 due to increased commissions, consulting expenses and advertising costs.
General and Administrative Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
General and administrative	$11,272	$11,362	$(90)	(0.8)%
Percentage of revenues	17.7%	18.7%
General and administrative expenses for the three month period ended March 31, 2015 were $11.3 million compared to $11.4 million for the same period in 2014, a decrease of $90,000 or 0.8%.
Stock-based compensation expense was $2.5 million, an increase of approximately $160,000 compared to the same period in 2014. The increase was due to the annual grant of equity awards made in the current period.
General and administrative expense for the Tech & Clearance segment decreased $617,000 in the three month period ended March 31, 2015, as compared to the same period in 2014 due to a $394,000 decrease primarily related to cost savings from the integration of The IT Job Board business, decreased compensation expense and decreased office costs as The IT Job Board facilities are now integrated. The remaining decrease of $223,000 at the Tech & Clearance segment was due to lower employee and related expenses. The Finance segment increased $314,000 due primarily to additional headcount and related costs and office relocation costs. The Healthcare segment increased by $119,000 due to increased recruiting fees. The $105,000 increase in general and administrative expense for the Energy segment was primarily attributable to increased expenses related to the OilCareers acquisition. These increases in general and administrative expense were offset by a decrease of $155,000 at Corporate & Other due to severance costs incurred in the three month period ended March 31, 2014.
Depreciation

	Three Months Ended March 31,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Depreciation	$2,203	$2,821	$(618)	(21.9)%
Percentage of revenues	3.5%	4.6%
Depreciation expense for the three month period ended March 31, 2015 was $2.2 million compared to $2.8 million for the same period of 2014, a decrease of $618,000 or 21.9%. The decrease was due to to lower depreciable fixed assets in the current period.

Amortization of Intangible Assets

	Three Months Ended March 31,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Amortization	$3,743	$4,311	$(568)	(13.2)%
Percentage of revenues	5.9%	7.1%

Amortization expense for the three month period ended March 31, 2015 was $3.7 million compared to $4.3 million for the same period in 2014, a decrease of $568,000 or 13.2%. Amortization expense for the three month period ended March 31, 2015 decreased by $1.4 million due to certain intangible assets at HEALTHeCAREERS becoming fully amortized. This decrease in amortization expense was partially offset by an increase of $1.0 million due to the OilCareers acquisition.
Change in Acquisition Related Contingencies
During the three month period ended March 31, 2015, there was no expense related to the change in acquisition related contingencies, compared to $45,000 of expense in the prior year period due to The IT Job Board and WorkDigital acquisitions. In January 2014, a payment of $824,000 related to The IT Job Board was made to the seller. In October 2014, a final deferred purchase price payment of $5.0 million related to the WorkDigital acquisition was made to the seller. The final deferred purchase price payment totaling approximately $3.8 million related to The IT Job Board was made to the seller in February 2015.
Operating Income
Operating income for the three month period ended March 31, 2015 was $9.2 million compared to $7.9 million for the same period in 2014, an increase of $1.3 million or 16.3%. The increase was primarily driven by the Healthcare segment due to a decrease in amortization expense and the Hospitality segment due to increased revenues.
Interest Expense

	Three Months Ended March 31,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Interest expense	$808	$893	$(85)	(9.5)%
Percentage of revenues	1.3%	1.5%
Interest expense for the three month period ended March 31, 2015 was $808,000 compared to $893,000 for the same period in 2014, a decrease of $85,000 or 9.5%.
Income Taxes

	Three Months Ended March 31,
	2015	2014
	(in thousands, except percentages)
Income before income taxes	$8,325	$6,975
Income tax expense	3,233	2,580
Effective tax rate	38.8%	37.0%
The effective income tax rate was 38.8% and 37.0% for the three month periods ended March 31, 2015 and March 31, 2014, respectively. The rate was higher in the current period because of state law changes which impacted our apportionment methodology, increasing our effective state tax rate.
Earnings per Share
Basic earnings per share was $0.10 and $0.08 for the three month periods ended March 31, 2015 and March 31, 2014, respectively, an increase of $0.02 or 25.0%. Diluted earnings per share was $0.09 and $0.08, respectively, an increase of $0.01 or 12.5%. The increases were primarily due to an increase in net income and decreased weighted-average shares outstanding due to stock repurchases.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP metric used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. We also use this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA, as defined in our Credit Agreement as “Consolidated EBITDA,” represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock option expenses, losses resulting from certain dispositions outside the ordinary course of business, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the Credit Agreement up to $250,000, deferred revenues written off in connection with acquisition purchase accounting adjustments, writeoff of non-cash stock compensation expense, and business interruption insurance proceeds, minus (to the extent included in calculating such net income) non-cash income or gains, interest income, and any income or gain resulting from certain dispositions outside of the ordinary course of business.
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
We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our liquidity or results as reported under GAAP. Some limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

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
A reconciliation of Adjusted EBITDA for the three month periods ended March 31, 2015 and 2014 (in thousands) follows:

	For the three months ended March 31,
	2015	2014
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$5,092	$4,395
Interest expense	808	893
Income tax expense	3,233	2,580
Depreciation	2,203	2,821
Amortization of intangible assets	3,743	4,311
Change in acquisition related contingencies	—	45
Non-cash stock compensation expense	2,503	2,346
Deferred revenue adjustment	—	1,242
Other	27	8
Adjusted EBITDA	$17,609	$18,641

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$19,120	$12,020
Interest expense	808	893
Amortization of deferred financing costs	(104)	(93)
Income tax expense	3,233	2,580
Deferred income taxes	586	1,452
Change in accrual for unrecognized tax benefits	(83)	(153)
Change in accounts receivable	(2,327)	4,143
Change in deferred revenue	(5,431)	(9,587)
Deferred revenue adjustment	—	1,242
Changes in working capital and other	1,807	6,144
Adjusted EBITDA	$17,609	$18,641
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

We have summarized our free cash flow for the three month periods ended March 31, 2015 and 2014 (in thousands).

	For the three months ended March 31,
	2015	2014
Cash from operating activities	$19,120	$12,020
Purchases of fixed assets	(2,476)	(2,569)
Free cash flow	$16,644	$9,451
Cash Flows
We have summarized our cash flows for the three month periods ended March 31, 2015 and 2014 (in thousands).

	For the three months ended March 31,
	2015	2014
Cash from operating activities	$19,120	$12,020
Cash from investing activities	(2,476)	(29,293)
Cash from financing activities	(16,039)	(3,664)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2015, we had cash and cash equivalents of $28.0 million compared to $26.8 million at December 31, 2014. Cash and cash equivalents held in non-United States jurisdictions totaled approximately $10.9 million at March 31, 2015. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, externally, we had $142.0 million in borrowing capacity under our Credit Agreement at March 31, 2015. We believe that our existing cash, cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $19.1 million and $12.0 million for the three month periods ended March 31, 2015 and 2014, respectively. The cash provided by operating activities during the 2015 period increased primarily due to cash generated from accounts receivable. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flow from operations.
Investing Activities
During the three month period ended March 31, 2015, cash used by investing activities was $2.5 million compared to cash used of $29.3 million in the three month period ended March 31, 2014. Cash used by investing activities in the three month period ended March 31, 2015 was attributable to the $2.5 million used to purchase fixed assets. Cash used by investing activities in the three month period ended March 31, 2014 was primarily attributable to $26.1 million used to purchase the business of OilCareers.

Financing Activities
Cash used for financing activities during the three month periods ended March 31, 2015 and 2014 was $16.0 million and $3.7 million, respectively. The cash used during the current period was primarily due to $5.6 million in net repayments on long-term debt, $8.7 million of payments to repurchase the Company’s common stock, and $3.8 million in payment of acquisition related contingencies related to The IT Job Board acquisition. During the three month period ended March 31, 2014, the cash used was primarily due to $2.4 million in net proceeds from long-term debt and $6.9 million of payments to repurchase the Company’s common stock.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2015, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 6 in the Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of March 31, 2015:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$104,875	$1,875	$10,000	$93,000	$—
Operating lease obligations	26,770	2,830	7,030	6,692	10,218
Total contractual obligations	$131,645	$4,705	$17,030	$99,692	$10,218
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2015, we had $104.9 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan)

we choose. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.19% (the rate in effect on March 31, 2015) on our current borrowings, interest payments are expected to be $2.1 million for April through December 2015, $5.4 million for 2016-2017 and $1.9 million in 2018.
In February 2015, a final deferred purchase price payment of approximately $3.8 million related to The IT Job Board acquisition was made to the seller.
As of March 31, 2015, we recorded approximately $3.5 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2015 are $3.5 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $779,000 of its unrecognized tax benefits may be recognized in the next twelve months as a result of a lapse of the statute of limitations.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw a significant improvement in recruitment activity, resulting in revenue and customer growth. From the second half of 2011 into 2014, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. Declines in oil prices in 2014 and 2015 have decreased demand for energy professionals worldwide. This decline in demand and any future declines in demand for energy professionals could significantly decrease the use of our energy industry job posting websites and related services. If recruitment activity continues to be slow in the industries in which we operate during 2015 and beyond, our revenues and results of operations will be negatively impacted.
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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, OilCareers, Slashdot Media, The IT Job Board and onTargetjobs also conduct business outside the United States. For the three month periods ended March 31, 2015 and 2014, approximately 23% and 26% of our revenues, respectively, were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the

United States dollar and the subsequent translation of the pound sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and United States dollar decreased by 1.0%, the impact on our revenues during 2015 would have been a decrease of approximately $122,000.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2015 and December 31, 2014, our translation adjustment, net of tax, decreased stockholders’ equity by $18.4 million and $13.9 million, respectively. The change from December 31, 2014 to March 31, 2015 is primarily attributable to the position of the United States dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of March 31, 2015, we had outstanding borrowings of $104.9 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2015 on our current borrowings would increase by approximately $790,000.

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
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of March 31, 2015 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors approved a stock repurchase program that permits the Company to repurchase our common stock. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors that were in effect in 2014 and 2015:

Stock Repurchase Plan
	IV	V
Approval Date	December 2013	December 2014
Authorized Repurchase Amount of Common Stock	$50 million	$50 million
Effective Dates	December 2013 to December 2014	December 2014 to present
The Company is currently under Stock Repurchase Plan V, which will be in effect for up to one year. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the three month period ended March 31, 2015, purchases of our common stock pursuant to Stock Repurchase Plan V were as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2015	381,101	$9.56	381,101	$46,356,913
February 1 through February 28, 2015	496,880	8.39	496,880	42,188,179
March 1 through March 31, 2015	150,000	9.00	150,000	40,838,553
Total	1,027,981	$8.91	1,027,981

(1) No shares of our common stock were purchased other than through a publicly announced plan or program.

Item 5.	Other Information

The following disclosure would otherwise be filed on Form 8-K under Item 5.02:
On April 24, 2015, the Company held its 2015 annual meeting of stockholders (the “Annual Meeting”). At the time of the Annual Meeting, H. Raymond Bingham, a member of the Company’s board of directors (the “Board”), did not stand for re-election as a director and retired from the Board. Mr. Bingham served as the Chairman of the Compensation Committee of the Company. At the Annual Meeting, the stockholders re-elected three Class II directors as described below.
The following disclosure would otherwise be filed on Form 8-K under Item 5.07:
The matters voted upon at the Annual Meeting were: (1) the re-election of three Class II directors; (2) the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015; and (3) the approval, on an advisory basis, of the compensation of the Company’s named executive officers.
The three nominees for election to the Board (Michael P. Durney, Golnar Sheikholeslami and Jim Friedlich) were each elected to serve for a three-year term (with the term expiring at the Company’s 2018 annual meeting of stockholders). The results of the voting were as follows:

Nominees	For	Withheld	Broker Non-Votes
Michael P. Durney	46,067,340	507,071	2,895,188
Golnar Sheikholeslami	45,945,380	629,031	2,895,188
Jim Friedlich	46,065,904	508,507	2,895,188

The proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2015 was approved. The results of the voting were as follows:

For	Against	Abstain	Broker Non-Votes
49,336,475	61,804	71,320	—
A majority of stockholders voting at the Annual Meeting approved, on an advisory basis, the compensation of the Company’s named executive officers. The results of the voting were as follows:

For	Against	Abstain	Broker Non-Votes
45,374,343	1,090,176	109,892	2,895,188

Item 6.    Exhibits

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dice Holdings, Inc., effective April 21, 2015 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 21, 2015 (File No. 001-33584)).

10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Dice Holdings, Inc. 2012 Omnibus Equity Award Plan.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DHI GROUP, INC.
Date:	April 29, 2015	Registrant

/S/ MICHAEL P. DURNEY
Michael P. Durney President and Chief Executive Officer
(Principal Executive Officer)
/S/ JOHN J. ROBERTS
John J. Roberts Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dice Holdings, Inc., effective April 21, 2015 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 21, 2015 (File No. 001-33584)).

10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Dice Holdings, Inc. 2012 Omnibus Equity Award Plan.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

*	Filed herewith