Form 10-Q
period 2015-06-30
DHI GROUP, INC.
filed 2015-07-28
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2015
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
As of July 24, 2015, there were 54,257,419 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014
	Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014
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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$32,661	$26,777
Accounts receivable, net of allowance for doubtful accounts of $2,721 and $2,888	40,098	49,048
Deferred income taxes—current	3,337	3,373
Income taxes receivable	1,115	3,973
Prepaid and other current assets	3,711	4,764
Assets held for sale	4,416	—
Total current assets	85,338	87,935
Fixed assets, net	16,001	16,066
Acquired intangible assets, net	73,075	81,345
Goodwill	239,185	239,256
Deferred financing costs, net of accumulated amortization of $970 and $761	1,111	1,320
Deferred income taxes—non-current	306	399
Other assets	704	926
Total assets	$415,720	$427,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,766	$25,714
Deferred revenue	86,363	86,444
Current portion of acquisition related contingencies	—	3,883
Current portion of long-term debt	3,750	2,500
Deferred income taxes—current	—	3
Income taxes payable	4,661	1,205
Liabilities held for sale	2,704	—
Total current liabilities	118,244	119,749
Long-term debt	100,500	108,000
Deferred income taxes—non-current	13,618	15,478
Accrual for unrecognized tax benefits	3,556	3,392
Other long-term liabilities	2,931	2,830
Total liabilities	238,849	249,449
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 79,962 and 77,366 shares, respectively; outstanding: 54,098 and 54,142 shares, respectively	800	774
Additional paid-in capital	344,356	332,985
Accumulated other comprehensive loss	(14,104)	(13,906)
Accumulated earnings	71,214	60,444
Treasury stock, 25,864 and 23,224 shares, respectively	(225,395)	(202,499)
Total stockholders’ equity	176,871	177,798
Total liabilities and stockholders’ equity	$415,720	$427,247
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$65,802	$66,544	$129,572	$127,234
Operating expenses:
Cost of revenues	9,865	9,531	19,490	18,385
Product development	7,055	6,364	14,144	12,767
Sales and marketing	20,527	20,268	41,205	39,286
General and administrative	11,829	10,009	23,101	21,371
Depreciation	2,254	2,896	4,457	5,717
Amortization of intangible assets	3,756	4,443	7,499	8,754
Change in acquisition related contingencies	—	45	—	90
Total operating expenses	55,286	53,556	109,896	106,370
Operating income	10,516	12,988	19,676	20,864
Interest expense	(833)	(1,055)	(1,641)	(1,948)
Other income (expense)	18	(129)	(9)	(137)
Income before income taxes	9,701	11,804	18,026	18,779
Income tax expense	4,023	4,596	7,256	7,176
Net income	$5,678	$7,208	$10,770	$11,603

Basic earnings per share	$0.11	$0.14	$0.21	$0.22
Diluted earnings per share	$0.11	$0.13	$0.20	$0.21

Weighted-average basic shares outstanding	51,753	52,275	52,019	52,688
Weighted-average diluted shares outstanding	52,965	54,190	53,427	54,774
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$5,678	$7,208	$10,770	$11,603

Foreign currency translation adjustment	4,309	1,382	(198)	296
Total other comprehensive income (loss)	4,309	1,382	(198)	296
Comprehensive income	$9,987	$8,590	$10,572	$11,899
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$10,770	$11,603
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	4,457	5,717
Amortization of intangible assets	7,499	8,754
Deferred income taxes	(1,828)	(2,685)
Amortization of deferred financing costs	209	185
Stock based compensation	5,080	4,147
Change in acquisition related contingencies	—	90
Change in accrual for unrecognized tax benefits	164	280
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	4,829	1,195
Prepaid expenses and other assets	1,127	(2,172)
Accounts payable and accrued expenses	(3,813)	(4,616)
Income taxes receivable/payable	6,330	3,923
Deferred revenue	2,033	6,928
Other, net	132	16
Net cash flows from operating activities	36,989	33,365
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(27,001)
Purchases of fixed assets	(4,928)	(4,946)
Net cash flows from investing activities	(4,928)	(31,947)
Cash flows from financing activities:
Payments on long-term debt	(21,250)	(14,250)
Proceeds from long-term debt	15,000	12,000
Payments under stock repurchase plan	(21,379)	(18,547)
Payment of acquisition related contingencies	(3,829)	(824)
Proceeds from stock option exercises	5,139	3,320
Purchase of treasury stock related to vested restricted stock	(1,546)	(1,111)
Excess tax benefit over book expense from stock based compensation	1,421	635
Net cash flows from financing activities	(26,444)	(18,777)
Effect of exchange rate changes	267	(1,942)
Net change in cash and cash equivalents for the period	5,884	(19,301)
Cash and cash equivalents, beginning of period	26,777	39,351
Cash and cash equivalents, end of period	$32,661	$20,050
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) (formerly known as Dice Holdings, Inc.) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report on Form 10-K”). Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six month period ended June 30, 2015.

2.   NEW ACCOUNTING STANDARDS
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The recognition and measurement for debt issuance costs is not affected by this standard. The updated standard becomes effective for reporting periods (interim and annual) beginning after December 15, 2015, with early adoption permitted. The new standard must be applied retrospectively to all periods presented in the financial statements. The Company is assessing the potential impact of the new standard on its consolidated financial statements.

3.   ASSETS HELD FOR SALE
The Company has initiated the process to sell the Slashdot and SourceForge businesses (together referred to as “Slashdot Media”). Slashdot Media was added to the Company’s portfolio in 2012 to provide the Dice business with broader reach to millions of engaged tech professionals globally. The Board of Directors and management decided to divest of the business because it does not fit within the Company’s strategic initiatives.
The Slashdot Media business has been classified as “held for sale”. As such, the assets of Slashdot Media are shown on the Condensed Consolidated Balance Sheets under the heading of “Assets Held for Sale” and the liabilities are shown under “Liabilities Held for Sale.” Operating results are included in the Corporate & Other segment in Segment Information, Note 12.
Assets held for sale are required to be measured at lower of carrying value or fair value, less costs to sell. No impairment was recognized in the current period related to Slashdot Media.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the aggregate carrying amount of the major classes of assets and liabilities related to the Slashdot Media business held for sale as of June 30, 2015 (in thousands):

ASSETS
Accounts receivable, net of allowance for doubtful accounts of $907	$3,852
Other assets—current	120
Fixed assets, net	425
Other assets—non-current	19
Total assets	$4,416

LIABILITIES
Accounts payable and accrued expenses	$988
Deferred revenue	1,716
Total liabilities	$2,704
Revenue for Slashdot Media was $3.9 million and $7.7 million for the three and six month periods ended June 30, 2015, respectively, and $4.7 million and $8.8 million for the three and six month periods ended June 30, 2014, respectively. There was no income before income taxes for Slashdot Media for the three months ended June 30, 2015 and $0.5 million for the six months ended June 30, 2015, and $1.3 million and $2.0 million for the three and six month periods ended June 30, 2014, respectively.

4. ACQUISITIONS
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill results from the expansion of the Company’s market share in the Energy vertical, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of OilCareers into the Company’s existing operations. The amount of goodwill from the OilCareers acquisition deductible for tax purposes is $1.2 million.

5. FAIR VALUE MEASUREMENTS
The FASB Accounting Standards Codification (ASC) topic on Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value and requires certain disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. As a basis for considering assumptions, a three-tier fair value hierarchy is used, which prioritizes the inputs used in measuring fair value as follows:

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
The Company historically had obligations, to be paid in cash, related to its acquisitions if certain future operating and financial goals are met. The fair value of this contingent consideration is determined using expected cash flows and present value technique. Expected cash flows are determined using the probability weighted-average of possible outcomes that would occur should delivery of certain product enhancements occur. There is no market data available to use in valuing the contingent consideration; therefore, the Company developed its own assumptions related to the expected future delivery of product enhancements to estimate the fair value of these liabilities. A 2% discount rate is used to fair value the expected payments. The liabilities for the contingent consideration were established at the time of acquisition and are evaluated at each reporting period. The expense is included in “Change in Acquisition Related Contingencies” on the Condensed Consolidated Statements of Operations.
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

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contingent consideration for acquisitions
Balance at beginning of period	$—	$9,050	$3,883	$9,793
Cash payments	—	—	(3,829)	(824)
Change in estimates included in earnings	—	45	—	90
Change due to foreign exchange rate changes	—	100	(54)	136
Balance at end of period	$—	$9,195	$—	$9,195

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of June 30, 2015
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$10,308	$(8,234)	$(307)	$1,767	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,419	(12,215)	(1,541)	9,663	6.1 years
Customer lists	63,373	(41,952)	(3,498)	17,923	5.2 years
Candidate and content database	24,888	(19,884)	(282)	4,722	2.8 years
Acquired intangible assets, net	$160,988	$(82,285)	$(5,628)	$73,075

	As of December 31, 2014
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$25,194	$(20,481)	$(211)	$(1,374)	$3,128	3.5 years
Trademarks and brand names—Dice	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	26,889	(12,802)	(855)	(1,929)	11,303	6.1 years
Customer lists	69,116	(43,774)	(1,817)	(3,281)	20,244	5.5 years
Candidate and content database	44,670	(36,371)	27	(656)	7,670	2.7 years
Order backlog	2,718	(2,718)	—	—	—	0.5 years
Acquired intangible assets, net	$207,587	$(116,146)	$(2,856)	$(7,240)	$81,345
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
Based on the carrying value of the acquired finite-lived intangible assets recorded as of June 30, 2015, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

July 1, 2015 through December 31, 2015	$6,504
2016	7,733
2017	4,636
2018	4,086
2019	3,782
2020 and thereafter	7,334
Total	$34,075

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2015, the Company was in compliance with all of the financial covenants under the Credit Agreement.
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
The amounts borrowed as of June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Amounts borrowed:
Term loan facility	$46,250	$47,500
Revolving credit facility	58,000	63,000
Total borrowed	$104,250	$110,500

Available to be borrowed under revolving facility	$142,000	$137,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	2.19%	2.19%
Future maturities as of June 30, 2015 are as follows (in thousands):

July 1, 2015 through December 31, 2015	$1,250
2016	5,000
2017	5,000
2018	93,000
Total minimum payments	$104,250

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancellable operating leases as of June 30, 2015 are as follows (in thousands):

July 1, 2015 through December 31, 2015	$2,110
2016	3,793
2017	3,378
2018	3,382
2019	3,367
2020 and thereafter	10,289
Total minimum payments	$26,319
Rent expense was $1.1 million and $2.1 million for the three and six month periods ended June 30, 2015, respectively, and $885,000 and $1.9 million for the three and six month periods ended June 30, 2014, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended June 30, 2015, purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1,440,000	$8.48	$12,217,179	$28,621,374
There were no unsettled share repurchases as of June 30, 2015 or December 31, 2014.

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net consists of the following components, net of tax, (in thousands):

	June 30, 2015	December 31, 2014

Foreign currency translation adjustment	$(14,107)	$(13,909)
Unrealized gains on investments, net of tax of $0 and $0	3	3
Total accumulated other comprehensive loss, net	$(14,104)	$(13,906)
Changes in accumulated other comprehensive income (loss) during the three month period ended June 30, 2015 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(18,416)	$3	$(18,413)
Other comprehensive income before reclassifications	4,309	—	4,309
Net current-period other comprehensive income	4,309	—	4,309
Ending balance	$(14,107)	$3	$(14,104)
Changes in accumulated other comprehensive income (loss) during the three month period ended June 30, 2014 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(7,203)	$3	$(7,200)
Other comprehensive income before reclassifications	1,382	—	1,382
Net current-period other comprehensive income	1,382	—	1,382
Ending balance	$(5,821)	$3	$(5,818)
Changes in accumulated other comprehensive loss during the six month period ended June 30, 2015 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(13,909)	$3	$(13,906)
Other comprehensive loss before reclassifications	(198)	—	(198)
Net current-period other comprehensive loss	(198)	—	(198)
Ending balance	$(14,107)	$3	$(14,104)

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in accumulated other comprehensive income (loss) during the six month period ended June 30, 2014 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(6,117)	$3	$(6,114)
Other comprehensive income before reclassifications	296	—	296
Net current-period other comprehensive income	296	—	296
Ending balance	$(5,821)	$3	$(5,818)

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
The Company recorded total stock based compensation expense of $2.6 million and $5.1 million during the three and six month periods ended June 30, 2015, respectively, and $1.8 million and $4.1 million during the three and six months ended June 30, 2014. respectively. At June 30, 2015, there was $22.3 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are part of the compensation plan for services provided by the employees. The fair value of PSUs is measured using the Monte Carlo pricing model. The expense related to the PSUs is recorded over the vesting period. There was no cash flow impact resulting from the grants.
During the six month period ended June 30, 2015, the Company granted 415,000 PSUs. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of initial grant less shares vested in performance periods one and two. The fair value of PSUs is measured using the Monte Carlo pricing model using the following assumptions:

Six Months Ended
June 30, 2015
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted stock awards as of June 30, 2015 and 2014 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,324,200	$8.47	1,840,881	$8.61
Granted—Restricted Stock	120,100	$8.93	150,500	$7.02
Forfeited during the period	(87,812)	$8.40	(40,075)	$8.55
Vested during the period	(106,888)	$7.39	(60,175)	$8.83
Non-vested at end of period	2,249,600	$8.55	1,891,131	$8.48

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,786,581	$8.45	1,560,375	$9.81
Granted—Restricted Stock	1,188,100	$8.84	935,500	$7.17
Forfeited during the period	(145,062)	$8.27	(94,200)	$9.16
Vested during the period	(580,019)	$8.93	(510,544)	$10.01
Non-vested at end of period	2,249,600	$8.55	1,891,131	$8.48

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. No stock options were granted during the six month period ended June 30, 2015. The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
The weighted average fair value of options granted	$2.11	$2.60
Dividend yield	—%	—%
Weighted average risk free interest rate	1.59%	1.56%
Weighted average expected volatility	32.70%	40.55%
Expected life (in years)	4.6	4.6

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options granted as of June 30, 2015 and 2014, and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	4,064,236	$6.18	$12,593,742
Exercised	(584,816)	$2.55	$3,585,792
Forfeited	(152,213)	$11.16	—
Options outstanding at end of period	3,327,207	$6.59	$8,791,060

	Three Months Ended June 30, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	7,509,051	$5.62	$17,674,282
Granted	25,000	$7.00	—
Exercised	(402,183)	$2.29	$1,985,741
Forfeited	(87,765)	$7.96	—
Options outstanding at end of period	7,044,103	$5.79	$16,371,140

	Six Months Ended June 30, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	4,667,738	$6.14	$19,357,512
Exercised	(1,163,281)	$4.44	$5,512,336
Forfeited	(177,250)	$11.04	—
Options outstanding at end of period	3,327,207	$6.59	$8,791,060
Exercisable at end of period	2,476,325	$5.98	$8,104,598

	Six Months Ended June 30, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	7,536,601	$5.53	$17,493,907
Granted	614,000	$7.19	—
Exercised	(899,529)	$3.83	$3,054,846
Forfeited	(206,969)	$9.31	—
Options outstanding at end of period	7,044,103	$5.79	$16,371,140
Exercisable at end of period	5,597,909	$5.09	$16,122,410

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average remaining contractual term of options exercisable at June 30, 2015 is 2.2 years. The following table summarizes information about options outstanding as of June 30, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 0.20 - $ 0.99	141,207	0.2	141,207
$ 1.00 - $ 3.99	466,650	0.5	466,650
$ 4.00 - $ 5.99	422,070	1.4	422,070
$ 6.00 - $ 8.99	1,578,442	3.8	1,030,686
$ 9.00 - $ 14.50	718,838	4.5	415,712
	3,327,207		2,476,325

12.    SEGMENT INFORMATION
The Company changed its reportable segments during the first quarter of 2015 to reflect the current operating structure. Accordingly, all prior periods have been recast to reflect the current segment presentation.
The Company has five reportable segments: Tech & Clearance, Finance, Energy, Healthcare and Hospitality. The Tech & Clearance reportable segment includes the Dice, ClearanceJobs, and Dice Europe services, as well as career fairs. The Finance reportable segment includes the eFinancialCareers service worldwide. The Energy reportable segment includes the Rigzone service, OilCareers service (since the date of acquisition) and career fairs. The Healthcare reportable segment includes Health eCareers and BioSpace services. The Hospitality reportable segment includes Hcareers. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates significant revenue from sales of recruitment packages and related services.
The Company has other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media, WorkDigital and IT Media and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
The Company’s foreign operations are comprised of the Dice Europe operations and a portion of the eFinancialCareers, OilCareers and Rigzone services, which operate in Europe, the financial centers of the gulf region of the Middle East and Asia Pacific. The Company’s foreign operations also include Hcareers, which operates in Canada.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
By Segment:
Revenues:
Tech & Clearance	$34,680	$33,213	$68,004	$65,047
Finance	8,928	9,235	17,513	18,044
Energy	5,742	8,501	12,061	14,422
Healthcare	7,818	6,623	14,885	13,074
Hospitality	4,306	3,451	8,317	6,382
Corporate & Other	4,328	5,521	8,792	10,265
Total revenues	$65,802	$66,544	$129,572	$127,234

Depreciation:
Tech & Clearance	$1,622	$1,565	$3,210	$3,134
Finance	139	153	271	289
Energy	52	47	103	83
Healthcare	284	743	561	1,442
Hospitality	45	62	90	121
Corporate & Other	112	326	222	648
Total depreciation	$2,254	$2,896	$4,457	$5,717

Amortization:
Tech & Clearance	$888	$980	$1,768	$1,944
Finance	19	19	38	38
Energy	1,746	1,790	3,492	2,565
Healthcare	464	917	928	2,737
Hospitality	509	574	1,014	1,147
Corporate & Other	130	163	259	323
Total amortization	$3,756	$4,443	$7,499	$8,754

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating income (loss):
Tech & Clearance	$12,404	$12,954	$23,573	$23,913
Finance	2,092	1,573	3,383	3,267
Energy	(427)	1,372	(617)	2,565
Healthcare	379	(982)	(180)	(3,234)
Hospitality	1,487	547	2,663	777
Corporate & Other	(5,419)	(2,476)	(9,146)	(6,424)
Operating income	10,516	12,988	19,676	20,864
Interest expense	(833)	(1,055)	(1,641)	(1,948)
Other income (expense)	18	(129)	(9)	(137)
Income before income taxes	$9,701	$11,804	$18,026	$18,779

Capital expenditures:
Tech & Clearance	$1,342	$1,516	$2,643	$2,806
Finance	136	171	446	492
Energy	7	97	60	97
Healthcare	822	370	1,628	706
Hospitality	—	14	16	18
Corporate & Other	1	86	32	208
Total capital expenditures	$2,308	$2,254	$4,825	$4,327

By Geography:
Revenues:
United States	$51,818	$46,855	$100,860	$91,843
Non-United States	13,984	19,689	28,712	35,391
Total revenues	$65,802	$66,544	$129,572	$127,234

	June 30, 2015	December 31, 2014
Total assets:
Tech & Clearance	$178,029	$185,558
Finance	76,653	69,960
Energy	72,975	85,043
Healthcare	19,594	20,794
Hospitality	39,592	33,777
Corporate & Other	28,877	32,115
Total assets	$415,720	$427,247
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2014 and June 30, 2015 and the changes in goodwill for the six month period ended June 30, 2015 (in thousands):

	Tech & Clearance	Finance	Energy	Healthcare	Hospitality	Corporate & Other	Total
Goodwill at December 31, 2014	$95,946	$53,473	$50,187	$6,269	$15,871	$17,510	$239,256
Foreign currency translation adjustment	112	540	—	—	(934)	211	(71)
Goodwill at June 30, 2015	$96,058	$54,013	$50,187	$6,269	$14,937	$17,721	$239,185
The decline in oil prices late in 2014 has decreased demand for energy professionals worldwide.  This decline in demand and any future declines in demand for energy professionals could significantly decrease the use of the Company’s energy industry job posting websites and related services, which may adversely affect the energy reporting unit’s financial condition

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and results of operations.  The Company’s energy reporting unit had a large excess of the fair value of the reporting unit over the carrying value as of the October 1, 2014 testing date.  The Company does not believe this reporting unit is at risk of failing the first step of the impairment test.  If events and circumstances change resulting in significant changes in operations which result in lower actual operating income or lower projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 2.6 million and 1.8 million shares were outstanding during the three and six month periods ended June 30, 2015, respectively, and options to purchase 3.4 million and 3.2 million shares were outstanding during the three and six month periods ended June 30, 2014, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations—basic and diluted	$5,678	$7,208	$10,770	$11,603

Weighted-average shares outstanding—basic	51,753	52,275	52,019	52,688
Add shares issuable upon exercise of stock options	1,212	1,915	1,408	2,086
Weighted-average shares outstanding—diluted	52,965	54,190	53,427	54,774

Basic earnings per share	$0.11	$0.14	$0.21	$0.22
Diluted earnings per share	$0.11	$0.13	$0.20	$0.21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
You should keep in mind that any forward-looking statement made by us herein, or elsewhere, speaks only as of the date on which it is made. New risks and uncertainties come up from time to time, and it is impossible to predict these events or how they may affect us. We undertake no obligation to update any forward-looking statements after the date hereof, except as required by law.
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
Our reportable segments include:

•	Tech & Clearance— Dice, ClearanceJobs, Dice Europe and career fairs

•	Finance— eFinancialCareers

•	Energy— Rigzone, OilCareers (acquired in March 2014) and career fairs

•	Healthcare— Health eCareers and BioSpace

•	Hospitality— Hcareers
We have other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media, WorkDigital and IT Media and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
Recent Developments
We have initiated the process to sell the Slashdot Media business.  Slashdot Media was added to our portfolio in 2012 both to provide the Dice business with broader reach into Slashdot’s user community base and to extend the Dice business outside North America by engaging with SourceForge’s significant international technology user community.  The Company, however, has not successfully leveraged the Slashdot user base to further Dice’s digital recruitment business; and with the acquisition of The IT Job Board and success of Open Web, the anticipated value to the Company of the SourceForge traffic outside North America has not materialized.  The Company now plans to divest the business, as it does not fit within the Company’s strategic initiatives and believes the Slashdot Media business will have the opportunity to improve its financial performance under different ownership.
Slashdot Media contributed revenue of $3.9 million and $7.7 million for the three and six months ended June 30, 2015, respectively, and $4.7 million and $8.8 million for the three and six month periods ended June 30, 2014. Slashdot Media contributed EBITDA of $0.2 million and $0.9 million for the three and six months ended June 30, 2015, respectively, and $1.7 million and $2.6 million for the three and six month periods ended June 30, 2014.
We have expanded the offerings of our Dice service into the UK and Continental Europe through the rebranding of our European tech career service, Dice Europe (formerly known as The IT Job Board). The rebranding extends the Dice service into Europe and enables customers and professionals to use Dice’s data-driven technologies, providing enhanced services, insights and reach to European customers and professionals.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customers based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance, Energy, Healthcare and Hospitality segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At June 30, 2015, Dice had approximately 7,750 total recruitment package customers. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $88.1 million at June 30, 2015, including $1.7 million of Slashdot Media deferred revenue classified as held for sale as of June 30, 2015, and $86.4 million at December 31, 2014.
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
The largest components of our expenses are personnel costs and marketing and sales expenditures. Personnel costs consist of salaries, benefits, and incentive compensation for our employees, including commissions for salespeople. Personnel costs are categorized in our statement of operations based on each employee’s principal function. Marketing expenditures primarily consist of online advertising, brand promotion and lead generation to employers and job seekers.
Critical Accounting Policies
There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Results of Operations
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues

	Three Months Ended June 30,		Increase (decrease)	Percent Change
	2015	2014
	(in thousands, except percentages)
Tech & Clearance	$34,680	$33,213	$1,467	4.4%
Finance	8,928	9,235	(307)	(3.3)%
Energy	5,742	8,501	(2,759)	(32.5)%
Healthcare	7,818	6,623	1,195	18.0%
Hospitality	4,306	3,451	855	24.8%
Corporate & Other	4,328	5,521	(1,193)	(21.6)%
Total revenues	$65,802	$66,544	$(742)	(1.1)%
Our revenues were $65.8 million for the three month period ended June 30, 2015 compared to $66.5 million for the same period in 2014, a decrease of $742,000, or 1.1%.
We experienced an increase in the Tech & Clearance segment revenue of $1.5 million, or 4.4%. Revenue at Dice increased by $623,000 compared to the same period in 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 5% from the three month period ended June 30, 2014 to the three month period ended June 30, 2015. Recruitment package customer count decreased from 8,000 at June 30, 2014 to 7,750 at June 30, 2015. Revenues for career fairs and ClearanceJobs increased by $517,000 for the three month period ended June 30, 2015 as compared to the same period in 2014, primarily due to ClearanceJobs as a result of improved market conditions and enhanced product offerings. The Dice Europe revenue increased by $327,000 for the three month period ended June 30, 2015 as compared to the same period in 2014.
The Finance segment experienced a decrease in revenue of $307,000, or 3.3%. Currency had a negative impact on revenue for the three month period ended June 30, 2015, decreasing revenue by approximately $720,000. In functional currency, revenue increased 8% in the Asia Pacific region, 3% in the UK and Continental Europe and 2% in North America.

Revenues for the Energy segment totaled $5.7 million for the three month period ended June 30, 2015, a decrease of $2.8 million or 32.5% from the comparable 2014 period. The decrease was a result of declines in the Rigzone business due to difficult macro-environment conditions in the energy market.
The Healthcare segment, consisting of Health eCareers and BioSpace, increased revenue by $1.2 million, or 18.0% from the comparable 2014 period, as a result of increased usage by customers. The fair value adjustment to deferred revenue decreased revenue by $273,000 for the three month period ended June 30, 2014, and did not recur in the current period.
Revenues for the Hospitality segment, which represents Hcareers, increased $855,000, or 24.8% primarily due to increased usage by customers and the fair value adjustment to deferred revenue. The fair value adjustment to deferred revenue decreased revenue by $339,000 for the three month period ended June 30, 2014, and did not recur in the current period.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media, WorkDigital and IT Media, decreased by $1.2 million or 21.6% reflecting a decline in certain revenue streams at Slashdot Media.
Cost of Revenues

	Three Months Ended June 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Cost of revenues	$9,865	$9,531	$334	3.5%
Percentage of revenues	15.0%	14.3%
Our cost of revenues for the three month period ended June 30, 2015 was $9.9 million compared to $9.5 million for the same period in 2014, an increase of $334,000, or 3.5%. The Tech & Clearance segment experienced an increase of $544,000, of which Dice contributed an increase of $588,000 due to additional headcount and increased licensing and consulting costs. Energy decreased $243,000 primarily due to fewer recruitment events in the three month period ended June 30, 2015.
Product Development Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Product development	$7,055	$6,364	$691	10.9%
Percentage of revenues	10.7%	9.6%
Product development expenses for the three month period ended June 30, 2015 were $7.1 million compared to $6.4 million for the same period in 2014, an increase of $691,000 or 10.9%. An increase of $399,000 was experienced in the Tech & Clearance segment, primarily driven by salaries and related costs from additional headcount. The Healthcare segment increased by $243,000, primarily due to headcount and related costs. An increase in headcount at WorkDigital was the primary driver for an increase of $122,000 in the Corporate & Other segment.
The Finance segment decreased by $137,000 primarily driven by decreased consulting fees and reduced spend on product initiatives, partially offset by increased compensation costs.
Sales and Marketing Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Sales and marketing	$20,527	$20,268	$259	1.3%
Percentage of revenues	31.2%	30.5%
Sales and marketing expenses for the three month period ended June 30, 2015 were $20.5 million compared to $20.3 million for the same period in 2014, an increase of $259,000 or 1.3%. The Tech & Clearance segment experienced an increase in sales and marketing expense of $1.6 million. The increase in marketing expense was due to increased customer marketing costs of $458,000 at Dice. Sales expense increased by $550,000 due to increased compensation costs related to additional headcount and other employee-related costs. Marketing expense at Dice Europe increased $350,000 due to rebranding initiatives and increased spending on aggregators. Sales and marketing expenses for the Healthcare segment increased by $322,000 due to increased marketing initiatives.
Sales and marketing expenses at the Finance segment decreased by $937,000. This decrease was primarily related to lower compensation and commissions costs and less discretionary marketing spending. The Energy segment sales and marketing expense decreased by $743,000 primarily due to decreased commissions costs as a result of lower billings and decreased discretionary spending in marketing.
General and Administrative Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
General and administrative	$11,829	$10,009	$1,820	18.2%
Percentage of revenues	18.0%	15.0%
General and administrative expenses for the three month period ended June 30, 2015 were $11.8 million compared to $10.0 million for the same period in 2014, an increase of $1.8 million or 18.2%. The increase of $1.8 million was due to increased stock-based compensation expense of approximately $780,000, as a result of the cumulative effect of higher value of equity awards as we add higher level personnel, and increased bad debt expense related to one customer at Slashdot Media of $600,000.
Depreciation

	Three Months Ended June 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Depreciation	$2,254	$2,896	$(642)	(22.2)%
Percentage of revenues	3.4%	4.4%
Depreciation expense for the three month period ended June 30, 2015 was $2.3 million compared to $2.9 million for the same period of 2014, a decrease of $642,000 or 22.2%. The decrease was due to lower depreciable fixed assets in the current period.
Amortization of Intangible Assets

	Three Months Ended June 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Amortization	$3,756	$4,443	$(687)	(15.5)%
Percentage of revenues	5.7%	6.7%

Amortization expense for the three month period ended June 30, 2015 was $3.8 million compared to $4.4 million for the same period in 2014, a decrease of $687,000 or 15.5%, primarily due to certain intangible assets at Health eCareers becoming fully amortized.
Change in Acquisition Related Contingencies
During the three month period ended June 30, 2015, there was no expense related to the change in acquisition related contingencies, compared to $45,000 of expense in the prior year period due to The IT Job Board and WorkDigital acquisitions. In January 2014, a payment of $824,000 related to The IT Job Board was made to the seller. In October 2014, a final deferred purchase price payment of $5.0 million related to the WorkDigital acquisition was made to the seller. The final deferred purchase price payment totaling approximately $3.8 million related to The IT Job Board was made to the seller in February 2015.

Operating Income

Operating income for the three month period ended June 30, 2015 was $10.5 million compared to $13.0 million for the same period in 2014, a decrease of $2.5 million or 19.0%. The decrease was primarily driven by declines in the Rigzone business due to difficult macro-environment conditions in the energy market and lower performance at Slashdot Media.
Interest Expense

	Three Months Ended June 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Interest expense	$833	$1,055	$(222)	(21.0)%
Percentage of revenues	1.3%	1.6%
Interest expense for the three month period ended June 30, 2015 was $833,000 compared to $1.1 million for the same period in 2014, a decrease of $222,000 or 21.0%. The weighted-average debt outstanding was lower in the three month period ended June 30, 2015 as compared to the same period in 2014.
Income Taxes

	Three Months Ended June 30,
	2015	2014
	(in thousands, except percentages)
Income before income taxes	$9,701	$11,804
Income tax expense	4,023	4,596
Effective tax rate	41.5%	38.9%
The effective income tax rate was 41.5% and 38.9% for the three month periods ended June 30, 2015 and June 30, 2014, respectively. The rate was higher in the current period because of changes resulting from a state tax examination and adjustments of estimated amounts related to prior-year foreign returns, each a result of the OnTargetjobs acquisition.
Earnings per Share
Basic earnings per share was $0.11 and $0.14 for the three month periods ended June 30, 2015 and June 30, 2014, respectively, a decrease of $0.03 or 21.4%. Diluted earnings per share was $0.11 and $0.13, respectively, a decrease of $0.02 or 15.4%. The decreases were primarily due to a decrease in net income, partially offset by decreased weighted-average shares outstanding due to stock repurchases.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues

	Six Months Ended June 30,		Increase (decrease)	Percent Change
	2015	2014
	(in thousands, except percentages)
Tech & Clearance	$68,004	$65,047	$2,957	4.5%
Finance	17,513	18,044	(531)	(2.9)%
Energy	12,061	14,422	(2,361)	(16.4)%
Healthcare	14,885	13,074	1,811	13.9%
Hospitality	8,317	6,382	1,935	30.3%
Corporate & Other	8,792	10,265	(1,473)	(14.3)%
Total revenues	$129,572	$127,234	$2,338	1.8%
Our revenues were $129.6 million for the six month period ended June 30, 2015 compared to $127.2 million for the same period in 2014, an increase of $2.3 million, or 1.8%.
We experienced an increase in the Tech & Clearance segment revenue of $3.0 million, or 4.5%. Revenue at Dice increased by $1.3 million compared to the same period in 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 5% from the six month period ended June 30, 2014 to the six month period ended June 30, 2015. Recruitment package customer count decreased from 8,000 at June 30, 2014 to 7,750 at June 30, 2015. Revenues for career fairs and ClearanceJobs increased by $1.0 million for the six month period ended June 30, 2015 as compared to the same period in 2014, primarily due to ClearanceJobs as a result of improved market conditions and enhanced product offerings. Dice Europe revenue increased by $610,000 for the six month period ended June 30, 2015 as compared to the same period in 2014 due primarily to increased billings and the fair value adjustment to deferred revenue, which decreased revenue by $262,000 for the six month period ended June 30, 2014, and did not recur in the current period.
The Finance segment experienced a decrease in revenue of $531,000, or 2.9%. Currency had a negative impact on revenue for the six month period ended June 30, 2015, decreasing revenue by approximately $1.4 million. In functional currency, revenue increased 9% in the Asia Pacific region, 3% in the UK and Continental Europe and 2% in North America.
Revenues for the Energy segment totaled $12.1 million for the six month period ended June 30, 2015, a decrease of $2.4 million or 16.4% from the comparable 2014 period. The decrease was a result of continued declines in the Rigzone business due to difficult macro-environment conditions in the energy market.
The Healthcare segment, consisting of Health eCareers and BioSpace, increased revenue by $1.8 million, or 13.9% from the comparable 2014 period, as a result of increased usage by customers. The fair value adjustment to deferred revenue decreased revenue by $686,000 for the six month period ended June 30, 2014 and did not recur in the current period.
Revenues for the Hospitality segment, which represents Hcareers, increased $1.9 million, or 30.3% primarily due to increased usage by customers and the fair value adjustment to deferred revenue. The fair value adjustment to deferred revenue decreased revenue by $863,000 for the six month period ended June 30, 2014, and did not recur in the current period.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media, WorkDigital and IT Media, decreased by $1.5 million or 14.3% reflecting a decline in certain revenue streams at Slashdot Media.
Cost of Revenues

	Six Months Ended June 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Cost of revenues	$19,490	$18,385	$1,105	6.0%
Percentage of revenues	15.0%	14.4%
Our cost of revenues for the six month period ended June 30, 2015 was $19.5 million compared to $18.4 million for the same period in 2014, an increase of $1.1 million, or 6.0%. The Tech & Clearance segment experienced an increase of $701,000, of which Dice contributed an increase of $779,000 due to additional headcount and increased consulting costs, as well as increased hardware and software expenses of $290,000. Dice Europe decreased by $235,000 due to expiration of the maintenance agreement with the previous parent company and infrastructure costs, as well as lower headcount. Cost of revenues for the Corporate & Other segment increased $297,000, of which Slashdot Media contributed an increase of $195,000 due to increased spend with external partners for lead generation, offset by lower compensation-related expenses and a discontinued equipment lease.
The Healthcare segment increased $238,000 due to increased commissions and employee-related expenses. The Energy segment decreased $172,000 primarily due to fewer recruitment events in the six month period ended June 30, 2015.
Product Development Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Product development	$14,144	$12,767	$1,377	10.8%
Percentage of revenues	10.9%	10.0%
Product development expenses for the six month period ended June 30, 2015 were $14.1 million compared to $12.8 million for the same period in 2014, an increase of $1.4 million or 10.8%. An increase of $817,000 was experienced in the Tech & Clearance segment, primarily driven by salaries and related costs from additional headcount. The Healthcare segment increased by $539,000, primarily due to increased consulting and compensation costs. Energy increased $285,000 due to additional salaries and related costs for the increased number of employees as part of the integration of the Energy segment.
The Finance segment decreased by $240,000 primarily driven by decreased consulting fees, lower employee-related expenses and reduced spend on product initiatives.
Sales and Marketing Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Sales and marketing	$41,205	$39,286	$1,919	4.9%
Percentage of revenues	31.8%	30.9%
Sales and marketing expenses for the six month period ended June 30, 2015 were $41.2 million compared to $39.3 million for the same period in 2014, an increase of $1.9 million or 4.9%. The Tech & Clearance segment experienced an increase in sales and marketing expense of $2.9 million. The increase was due to increased customer marketing costs and search engine marketing programs of $1.1 million at Dice. Marketing expense increased $501,000 as a result of increased spending on search engine optimization and aggregators at Dice Europe and increased by $160,000 due to additional search engine marketing spending at ClearanceJobs. Sales expense at Dice increased by $754,000 due to increased compensation-related costs and additional headcount. Healthcare increased $298,000 due to increased marketing initiatives and aggregator spend, partially offset by a decrease in sales expense related to lower compensation costs.
The Finance segment experienced a decrease in sales and marketing expense of $1.0 million. Sales expense at the Finance segment decreased $570,000 due to lower compensation-related expenses, commissions and employee-related expenses. Marketing expense at the Finance segment decreased by $410,000 primarily related to lower discretionary marketing spending and compensation-related expense. Sales and marketing expenses for the Corporate & Other decreased $189,000, primarily related to savings driven by delayed hiring and turnover and lower commissions at Slashdot Media, offset by increased salaries and related costs at WorkDigital. The Energy segment sales and marketing expense decreased by $272,000 primarily due to decreased commissions as a result of lower sales and decreased employee-related expenses. This decrease in sales expense at the Energy segment was partially offset by increased discretionary marketing spending and additional headcount.
General and Administrative Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
General and administrative	$23,101	$21,371	$1,730	8.1%
Percentage of revenues	17.8%	16.8%
General and administrative expenses for the six month period ended June 30, 2015 were $23.1 million compared to $21.4 million for the same period in 2014, an increase of $1.7 million or 8.1%. The increase of $1.7 million was due to increased stock-based compensation expense of approximately $930,000, as a result of the cumulative effect of higher value of equity awards as we add higher level personnel, and $600,000 of bad debt expense related to one customer at Slashdot Media.
Depreciation

	Six Months Ended June 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Depreciation	$4,457	$5,717	$(1,260)	(22.0)%
Percentage of revenues	3.4%	4.5%
Depreciation expense for the six month period ended June 30, 2015 was $4.5 million compared to $5.7 million for the same period of 2014, a decrease of $1.3 million or 22.0%. The decrease was due to to lower depreciable fixed assets in the current period.

Amortization of Intangible Assets

	Six Months Ended June 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Amortization	$7,499	$8,754	$(1,255)	(14.3)%
Percentage of revenues	5.8%	6.9%

Amortization expense for the six month period ended June 30, 2015 was $7.5 million compared to $8.8 million for the same period in 2014, a decrease of $1.3 million or 14.3%. Amortization expense for the six month period ended June 30, 2015 decreased by $1.8 million and $176,000 due to certain intangible assets at Health eCareers and Dice Europe, respectively, becoming fully amortized. This decrease in amortization expense was partially offset by an increase of $1.0 million due to the OilCareers acquisition.
Change in Acquisition Related Contingencies
During the six month period ended June 30, 2015, there was no expense related to the change in acquisition related contingencies, compared to $90,000 of expense in the prior year period due to The IT Job Board and WorkDigital acquisitions. In January 2014, a payment of $824,000 related to The IT Job Board was made to the seller. In October 2014, a final deferred purchase price payment of $5.0 million related to the WorkDigital acquisition was made to the seller. The final deferred purchase price payment totaling approximately $3.8 million related to The IT Job Board was made to the seller in February 2015.
Operating Income
Operating income for the six month period ended June 30, 2015 was $19.7 million compared to $20.9 million for the same period in 2014, a decrease of $1.2 million or 5.7%. The decrease was primarily driven by decreased revenue related to declines in the Rigzone business due to difficult macro-environment conditions in the energy market and increased operating expenses at the Tech & Clearance segment. Offsetting this decrease in operating income was an increase at the Healthcare and Hospitality segments as a result of increased revenues and lower amortization and depreciation expense.
Interest Expense

	Six Months Ended June 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Interest expense	$1,641	$1,948	$(307)	(15.8)%
Percentage of revenues	1.3%	1.5%
Interest expense for the six month period ended June 30, 2015 was $1.6 million compared to $1.9 million for the same period in 2014, a decrease of $307,000 or 15.8%. The weighted-average debt outstanding was lower in the six month period ended June 30, 2015 as compared to the same period in 2014.
Income Taxes

	Six Months Ended June 30,
	2015	2014
	(in thousands, except percentages)
Income before income taxes	$18,026	$18,779
Income tax expense	7,256	7,176
Effective tax rate	40.3%	38.2%
The effective income tax rate was 40.3% and 38.2% for the six month periods ended June 30, 2015 and June 30, 2014, respectively. The rate was higher in the current period because of changes resulting from a state tax examination and adjustments of estimated amounts related to prior-year foreign returns, each a result of the OnTargetjobs acquisition, and state law changes which affected our apportionment methodology.

Earnings per Share
Basic earnings per share was $0.21 and $0.22 for the six month periods ended June 30, 2015 and June 30, 2014, respectively, a decrease of $0.01 or 4.5%. Diluted earnings per share was $0.20 and $0.21, respectively, a decrease of $0.01 or 4.8%. The decreases were primarily due to a decrease in net income, partially offset by decreased weighted-average shares outstanding due to stock repurchases.
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
A reconciliation of Adjusted EBITDA for the six month periods ended June 30, 2015 and 2014 (in thousands) follows:

	For the six months ended June 30,
	2015	2014
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$10,770	$11,603
Interest expense	1,641	1,948
Income tax expense	7,256	7,176
Depreciation	4,457	5,717
Amortization of intangible assets	7,499	8,754
Change in acquisition related contingencies	—	90
Non-cash stock compensation expense	5,080	4,147
Deferred revenue adjustment	—	2,268
Other	9	137
Adjusted EBITDA	$36,712	$41,840

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$36,989	$33,365
Interest expense	1,641	1,948
Amortization of deferred financing costs	(209)	(185)
Income tax expense	7,256	7,176
Deferred income taxes	1,828	2,685
Change in accrual for unrecognized tax benefits	(164)	(280)
Change in accounts receivable	(4,829)	(1,195)
Change in deferred revenue	(2,033)	(6,928)
Deferred revenue adjustment	—	2,268
Changes in working capital and other	(3,767)	2,986
Adjusted EBITDA	$36,712	$41,840
Slashdot Media contributed EBITDA of $0.9 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively.

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
We have summarized our free cash flow for the six month periods ended June 30, 2015 and 2014 (in thousands).

	For the six months ended June 30,
	2015	2014
Cash from operating activities	$36,989	$33,365
Purchases of fixed assets	(4,928)	(4,946)
Free cash flow	$32,061	$28,419
Cash Flows
We have summarized our cash flows for the six month periods ended June 30, 2015 and 2014 (in thousands).

	For the six months ended June 30,
	2015	2014
Cash from operating activities	$36,989	$33,365
Cash from investing activities	(4,928)	(31,947)
Cash from financing activities	(26,444)	(18,777)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At June 30, 2015, we had cash and cash equivalents of $32.7 million compared to $26.8 million at December 31, 2014. Cash and cash equivalents held in non-United States jurisdictions totaled approximately $23.6 million at June 30, 2015. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, externally, we had $142.0 million in borrowing capacity under our Credit Agreement at June 30, 2015. We believe that our existing cash, cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $37.0 million and $33.4 million for the six month periods ended June 30, 2015 and 2014, respectively. The cash provided by operating activities during the 2015 period increased primarily due to cash generated from accounts receivable and lower payments for income taxes. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers.

Investing Activities
During the six month period ended June 30, 2015, cash used by investing activities was $4.9 million compared to cash used of $31.9 million in the six month period ended June 30, 2014. Cash used by investing activities in the six month period ended June 30, 2015 was attributable to the $4.9 million used to purchase fixed assets. Cash used by investing activities in the six month period ended June 30, 2014 was primarily attributable to $27.0 million used to purchase the business of OilCareers.
Financing Activities
Cash used for financing activities during the six month periods ended June 30, 2015 and 2014 was $26.4 million and $18.8 million, respectively. The cash used during the current period was primarily due to $21.4 million of payments to repurchase the Company’s common stock, $6.3 million in net repayments on long-term debt, and $3.8 million in payment of acquisition related contingencies related to The IT Job Board acquisition. During the six month period ended June 30, 2014, the cash used was primarily due to $18.5 million of payments to repurchase the Company’s common stock and $2.3 million in net repayments of long-term debt.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2015, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 7 in the Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of June 30, 2015:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$104,250	$1,250	$10,000	$93,000	$—
Operating lease obligations	26,319	2,110	7,171	6,749	10,289
Total contractual obligations	$130,569	$3,360	$17,171	$99,749	$10,289

We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2015, we had $104.3 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.19% (the rate in effect on June 30, 2015) on our current borrowings, interest payments are expected to be $1.4 million for July through December 2015, $5.4 million for 2016-2017 and $1.9 million in 2018.
In February 2015, a final deferred purchase price payment of approximately $3.8 million related to The IT Job Board acquisition was made to the seller.
As of June 30, 2015, we have approximately $3.6 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2015 are $3.6 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $779,000 of its unrecognized tax benefits may be recognized in the next twelve months as a result of a lapse of the statute of limitations.
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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, OilCareers, Slashdot Media, Dice Europe and Hcareers also conduct business outside the United States. For the six month periods ended June 30, 2015 and 2014, approximately 22% and 28% of our revenues, respectively, were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the United States dollar and the subsequent translation of the pound sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and United States dollar decreased by 1.0%, the impact on our revenues during 2015 would have been a decrease of approximately $236,000.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2015 and December 31, 2014, our translation adjustment, net of tax, decreased stockholders’ equity by $14.1 million and $13.9 million, respectively. The change from December 31, 2014 to June 30, 2015 is primarily attributable to the position of the United States dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of June 30, 2015, we had outstanding borrowings of $104.3 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2015 on our current borrowings would increase by approximately $521,000.

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
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of June 30, 2015 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
During the three month period ended June 30, 2015, purchases of our common stock pursuant to Stock Repurchase Plan V were as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2015	450,000	$8.83	450,000	$36,867,097
May 1 through May 31, 2015	745,000	8.18	745,000	30,774,600
June 1 through June 30, 2015	245,000	8.79	245,000	28,621,374
Total	1,440,000	$8.48	1,440,000

(1) No shares of our common stock were purchased other than through a publicly announced plan or program.

Item 6.    Exhibits

3.1*	Amended and Restated Certificate of Incorporation of DHI Group, Inc., as amended.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DHI GROUP, INC.
Date:	July 28, 2015	Registrant

/S/ MICHAEL P. DURNEY
Michael P. Durney President and Chief Executive Officer
(Principal Executive Officer)
/S/ JOHN J. ROBERTS
John J. Roberts Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1*	Amended and Restated Certificate of Incorporation of DHI Group, Inc., as amended.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

*	Filed herewith