Form 10-Q
period 2015-09-30
DHI GROUP, INC.
filed 2015-10-28
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2015
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
As of October 23, 2015, there were 52,661,098 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014
	Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2015 and 2014
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$33,911	$26,777
Accounts receivable, net of allowance for doubtful accounts of $3,054 and $2,888	40,567	49,048
Deferred income taxes—current	3,163	3,373
Income taxes receivable	1,068	3,973
Prepaid and other current assets	3,308	4,764
Assets held for sale	4,683	—
Total current assets	86,700	87,935
Fixed assets, net	15,495	16,066
Acquired intangible assets, net	68,675	81,345
Goodwill	235,445	239,256
Deferred financing costs, net of accumulated amortization of $1,074 and $761	1,007	1,320
Deferred income taxes—non-current	344	399
Other assets	645	926
Total assets	$408,311	$427,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,042	$25,714
Deferred revenue	81,872	86,444
Current portion of acquisition related contingencies	—	3,883
Current portion of long-term debt	4,375	2,500
Deferred income taxes—current	—	3
Income taxes payable	4,319	1,205
Liabilities held for sale	2,379	—
Total current liabilities	115,987	119,749
Long-term debt	97,250	108,000
Deferred income taxes—non-current	14,703	15,478
Accrual for unrecognized tax benefits	3,564	3,392
Other long-term liabilities	2,985	2,830
Total liabilities	234,489	249,449
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 80,225 and 77,366 shares, respectively; outstanding: 53,151 and 54,142 shares, respectively	802	774
Additional paid-in capital	348,200	332,985
Accumulated other comprehensive loss	(18,079)	(13,906)
Accumulated earnings	77,725	60,444
Treasury stock, 27,074 and 23,224 shares, respectively	(234,826)	(202,499)
Total stockholders’ equity	173,822	177,798
Total liabilities and stockholders’ equity	$408,311	$427,247
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$65,138	$67,615	$194,710	$194,849
Operating expenses:
Cost of revenues	9,765	9,418	29,255	27,803
Product development	7,938	6,487	22,082	19,254
Sales and marketing	19,779	20,746	60,984	60,032
General and administrative	10,958	10,760	34,059	32,131
Depreciation	2,364	2,930	6,821	8,647
Amortization of intangible assets	3,376	3,798	10,875	12,552
Change in acquisition related contingencies	—	44	—	134
Total operating expenses	54,180	54,183	164,076	160,553
Operating income	10,958	13,432	30,634	34,296
Interest expense	(831)	(927)	(2,472)	(2,875)
Other income (expense)	7	8	(2)	(129)
Income before income taxes	10,134	12,513	28,160	31,292
Income tax expense	3,623	3,020	10,879	10,196
Net income	$6,511	$9,493	$17,281	$21,096

Basic earnings per share	$0.13	$0.18	$0.33	$0.40
Diluted earnings per share	$0.12	$0.18	$0.33	$0.39

Weighted-average basic shares outstanding	51,228	52,089	51,792	52,486
Weighted-average diluted shares outstanding	52,230	54,106	53,056	54,545
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$6,511	$9,493	$17,281	$21,096

Foreign currency translation adjustment	(3,975)	(3,759)	(4,173)	(3,463)
Total other comprehensive loss	(3,975)	(3,759)	(4,173)	(3,463)
Comprehensive income	$2,536	$5,734	$13,108	$17,633
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$17,281	$21,096
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,821	8,647
Amortization of intangible assets	10,875	12,552
Deferred income taxes	(373)	(4,317)
Amortization of deferred financing costs	313	278
Stock based compensation	7,490	5,886
Change in acquisition related contingencies	—	134
Change in accrual for unrecognized tax benefits	172	893
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	3,437	(232)
Prepaid expenses and other assets	1,601	(446)
Accounts payable and accrued expenses	(2,332)	(16)
Income taxes receivable/payable	6,050	(956)
Deferred revenue	(2,132)	3,581
Other, net	166	544
Net cash flows from operating activities	49,369	47,644
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(27,001)
Purchases of fixed assets	(6,710)	(6,784)
Net cash flows from investing activities	(6,710)	(33,785)
Cash flows from financing activities:
Payments on long-term debt	(28,875)	(23,875)
Proceeds from long-term debt	20,000	18,000
Payments under stock repurchase plan	(29,561)	(26,909)
Payment of acquisition related contingencies	(3,829)	(824)
Proceeds from stock option exercises	5,897	7,974
Purchase of treasury stock related to vested restricted stock	(1,665)	(1,223)
Excess tax benefit over book expense from stock based compensation	2,114	1,504
Net cash flows from financing activities	(35,919)	(25,353)
Effect of exchange rate changes	394	(839)
Net change in cash and cash equivalents for the period	7,134	(12,333)
Cash and cash equivalents, beginning of period	26,777	39,351
Cash and cash equivalents, end of period	$33,911	$27,018
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) (formerly known as Dice Holdings, Inc.) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report on Form 10-K”). Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine month period ended September 30, 2015.

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
The Slashdot Media business has been classified as “held for sale.” As such, the assets of Slashdot Media are shown on the Condensed Consolidated Balance Sheets under the heading of “Assets Held for Sale” and the liabilities are shown under “Liabilities Held for Sale.” Operating results are included in the Corporate & Other segment in Segment Information, Note 12.
Assets held for sale are required to be measured at the lower of carrying value or fair value, less costs to sell. No impairment has been recognized related to Slashdot Media.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the aggregate carrying amount of the major classes of assets and liabilities related to the Slashdot Media business held for sale as of September 30, 2015 (in thousands):

ASSETS
Accounts receivable, net of allowance for doubtful accounts of $656	$4,142
Other assets—current	77
Fixed assets, net	447
Other assets—non-current	17
Total assets	$4,683

LIABILITIES
Accounts payable and accrued expenses	$1,203
Deferred revenue	1,160
Income taxes payable	16
Total liabilities	$2,379
Revenue for Slashdot Media was $3.5 million and $11.2 million for the three and nine month periods ended September 30, 2015, respectively, and $4.8 million and $13.5 million for the three and nine month periods ended September 30, 2014, respectively. There was $0.2 million income before income taxes for Slashdot Media for the three months ended September 30, 2015 and $0.7 million for the nine months ended September 30, 2015, and $1.1 million and $3.1 million for the three and nine month periods ended September 30, 2014, respectively.

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

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contingent consideration for acquisitions
Balance at beginning of period	$—	$9,195	$3,883	$9,793
Cash payments	—	—	(3,829)	(824)
Change in estimates included in earnings	—	44	—	134
Change due to foreign exchange rate changes	—	(199)	(54)	(63)
Balance at end of period	$—	$9,040	$—	$9,040

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of September 30, 2015
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$10,308	$(8,563)	$(516)	$1,229	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,419	(12,646)	(2,008)	8,765	6.1 years
Customer lists	63,373	(42,309)	(4,580)	16,484	5.5 years
Candidate and content database	24,888	(21,026)	(665)	3,197	2.4 years
Acquired intangible assets, net	$160,988	$(84,544)	$(7,769)	$68,675

	As of December 31, 2014
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$25,194	$(20,481)	$(211)	$(1,374)	$3,128	3.5 years
Trademarks and brand names—Dice	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	26,889	(12,802)	(855)	(1,929)	11,303	6.1 years
Customer lists	69,116	(43,774)	(1,817)	(3,281)	20,244	5.5 years
Candidate and content database	44,670	(36,371)	27	(656)	7,670	2.7 years
Order backlog	2,718	(2,718)	—	—	—	0.5 years
Acquired intangible assets, net	$207,587	$(116,146)	$(2,856)	$(7,240)	$81,345
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
Based on the carrying value of the acquired finite-lived intangible assets recorded as of September 30, 2015, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

October 1, 2015 through December 31, 2015	$3,016
2016	7,522
2017	4,527
2018	3,985
2019	3,680
2020 and thereafter	6,945
Total	$29,675

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2015, the Company was in compliance with all of the financial covenants under the Credit Agreement.
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
The amounts borrowed as of September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Amounts borrowed:
Term loan facility	$45,625	$47,500
Revolving credit facility	56,000	63,000
Total borrowed	$101,625	$110,500

Available to be borrowed under revolving facility	$144,000	$137,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	2.25%	2.19%
Future maturities as of September 30, 2015 are as follows (in thousands):

October 1, 2015 through December 31, 2015	$625
2016	5,000
2017	5,000
2018	91,000
Total minimum payments	$101,625

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancellable operating leases as of September 30, 2015 are as follows (in thousands):

October 1, 2015 through December 31, 2015	$1,021
2016	3,745
2017	3,357
2018	3,359
2019	3,350
2020 and thereafter	10,246
Total minimum payments	$25,078
Rent expense was $1.2 million and $3.4 million for the three and nine month periods ended September 30, 2015, respectively, and $1.1 million and $3.0 million for the three and nine month periods ended September 30, 2014, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended September 30, 2015, purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

Total Number of Shares Purchased	Average Price Paid per Share	Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1,193,541	$7.78	$9,283,696	$19,337,678
Approximately $1.1 million of share repurchases had not settled as of September 30, 2015 and are included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets. There were no unsettled share repurchases as of December 31, 2014.

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net consists of the following components, net of tax, (in thousands):

	September 30, 2015	December 31, 2014

Foreign currency translation adjustment	$(18,079)	$(13,909)
Unrealized gains on investments, net of tax of $0 and $0	—	3
Total accumulated other comprehensive loss, net	$(18,079)	$(13,906)
Changes in accumulated other comprehensive loss during the three month period ended September 30, 2015 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(14,107)	$3	$(14,104)
Other comprehensive loss before reclassifications	(3,972)	(3)	(3,975)
Net current-period other comprehensive loss	(3,972)	(3)	(3,975)
Ending balance	$(18,079)	$—	$(18,079)
Changes in accumulated other comprehensive loss during the three month period ended September 30, 2014 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(5,821)	$3	$(5,818)
Other comprehensive loss before reclassifications	(3,759)	—	(3,759)
Net current-period other comprehensive loss	(3,759)	—	(3,759)
Ending balance	$(9,580)	$3	$(9,577)
Changes in accumulated other comprehensive loss during the nine month period ended September 30, 2015 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(13,909)	$3	$(13,906)
Other comprehensive loss before reclassifications	(4,170)	(3)	(4,173)
Net current-period other comprehensive loss	(4,170)	(3)	(4,173)
Ending balance	$(18,079)	$—	$(18,079)

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in accumulated other comprehensive loss during the nine month period ended September 30, 2014 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(6,117)	$3	$(6,114)
Other comprehensive loss before reclassifications	(3,463)	—	(3,463)
Net current-period other comprehensive loss	(3,463)	—	(3,463)
Ending balance	$(9,580)	$3	$(9,577)

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
The Company recorded total stock based compensation expense of $2.4 million and $7.5 million during the three and nine month periods ended September 30, 2015, respectively, and $1.7 million and $5.9 million during the three and nine months ended September 30, 2014, respectively. At September 30, 2015, there was $19.3 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are part of the compensation plan for services provided by the employees. The fair value of PSUs is measured using the Monte Carlo pricing model. The expense related to the PSUs is recorded over the vesting period. There was no cash flow impact resulting from the grants.
During the nine month period ended September 30, 2015, the Company granted 415,000 PSUs. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of initial grant less shares vested in performance periods one and two. The fair value of PSUs is measured using the Monte Carlo pricing model using the following assumptions:

Nine Months Ended
September 30, 2015
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted stock awards as of September 30, 2015 and 2014 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,249,600	$8.55	1,891,131	$8.48
Granted—Restricted Stock	23,500	$8.94	78,000	$7.69
Forfeited during the period	(86,875)	$8.35	(114,625)	$8.21
Vested during the period	(46,125)	$8.83	(56,000)	$9.43
Non-vested at end of period	2,140,100	$8.56	1,798,506	$8.43

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,786,581	$8.45	1,560,375	$9.81
Granted—Restricted Stock	1,211,600	$8.85	1,013,500	$7.21
Forfeited during the period	(231,937)	$8.29	(208,825)	$8.64
Vested during the period	(626,144)	$8.92	(566,544)	$9.96
Non-vested at end of period	2,140,100	$8.56	1,798,506	$8.43

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. No stock options were granted during the nine month period ended September 30, 2015. The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
The weighted average fair value of options granted	$2.57	$2.60
Dividend yield	—%	—%
Weighted average risk free interest rate	1.71%	1.56%
Weighted average expected volatility	36.73%	40.53%
Expected life (in years)	4.6	4.6

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options granted as of September 30, 2015 and 2014, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	3,327,207	$6.59	$8,791,060
Exercised	(389,507)	$1.94	$2,497,074
Forfeited	(12,813)	$7.16	—
Options outstanding at end of period	2,924,887	$7.20	$3,175,484

	Three Months Ended September 30, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	7,044,103	$5.79	$16,371,140
Granted	3,000	$7.69	—
Exercised	(1,014,414)	$4.47	$4,015,153
Forfeited	(110,746)	$9.75	—
Options outstanding at end of period	5,921,943	$5.94	$16,629,928

	Nine Months Ended September 30, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	4,667,738	$6.14	$19,357,512
Exercised	(1,552,788)	$7.25	$8,009,410
Forfeited	(190,063)	$10.78	—
Options outstanding at end of period	2,924,887	$7.20	$3,175,484
Exercisable at end of period	2,181,725	$6.81	$3,126,162

	Nine Months Ended September 30, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of period	7,536,601	$5.53	$17,493,907
Granted	617,000	$7.20	—
Exercised	(1,913,943)	$4.17	$7,069,999
Forfeited	(317,715)	$9.46	—
Options outstanding at end of period	5,921,943	$5.94	$16,629,928
Exercisable at end of period	4,675,592	$5.29	$15,958,433

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average remaining contractual term of options exercisable at September 30, 2015 is 2.4 years. The following table summarizes information about options outstanding as of September 30, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 1.00 - $ 3.99	298,225	0.4	298,225
$ 4.00 - $ 5.99	366,070	1.1	366,070
$ 6.00 - $ 8.99	1,541,754	3.5	1,065,467
$ 9.00 - $ 14.50	718,838	4.3	451,963
	2,924,887		2,181,725

12.    SEGMENT INFORMATION
The Company changed its reportable segments during the first quarter of 2015 to reflect the current operating structure. Accordingly, all prior periods have been recast to reflect the current segment presentation.
The Company has five reportable segments: Tech & Clearance, Finance, Energy, Healthcare and Hospitality. The Tech & Clearance reportable segment includes the Dice, ClearanceJobs, and Dice Europe services, as well as career fairs. The Finance reportable segment includes the eFinancialCareers service worldwide. The Energy reportable segment includes the Rigzone service, OilCareers service (from the date of acquisition through March 2015, when the OilCareers recruitment site was merged into Rigzone) and career fairs. The Healthcare reportable segment includes Health eCareers and BioSpace services. The Hospitality reportable segment includes Hcareers. Management has organized its reportable segments based upon the industry verticals served. Each of the reportable segments generates significant revenue from sales of recruitment packages and related services.
The Company has other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media, WorkDigital and IT Media and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
The Company’s foreign operations are comprised of the Dice Europe operations and a portion of the eFinancialCareers and Rigzone services, which operate in Europe, the financial centers of the gulf region of the Middle East and Asia Pacific. The Company’s foreign operations also include Hcareers, which operates in Canada. Revenue by geographic region, as shown in the table below, is based on the location of the Company’s subsidiary.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
By Segment:
Revenues:
Tech & Clearance	$35,326	$34,028	$103,330	$99,075
Finance	9,286	9,449	26,799	27,493
Energy	4,734	8,043	16,795	22,465
Healthcare	7,857	6,921	22,742	19,995
Hospitality	3,900	3,668	12,217	10,050
Corporate & Other	4,035	5,506	12,827	15,771
Total revenues	$65,138	$67,615	$194,710	$194,849

Depreciation:
Tech & Clearance	$1,635	$1,581	$4,845	$4,715
Finance	143	152	414	441
Energy	45	47	148	130
Healthcare	464	742	1,025	2,184
Hospitality	43	76	133	197
Corporate & Other	34	332	256	980
Total depreciation	$2,364	$2,930	$6,821	$8,647

Amortization:
Tech & Clearance	$863	$973	$2,631	$2,917
Finance	—	19	38	57
Energy	1,437	1,605	4,929	4,170
Healthcare	464	464	1,392	3,201
Hospitality	479	575	1,493	1,722
Corporate & Other	133	162	392	485
Total amortization	$3,376	$3,798	$10,875	$12,552

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating income (loss):
Tech & Clearance	$13,081	$12,599	$36,654	$36,512
Finance	1,912	1,823	5,295	5,090
Energy	(695)	2,061	(1,312)	4,626
Healthcare	208	(766)	28	(4,000)
Hospitality	1,122	801	3,785	1,578
Corporate & Other	(4,670)	(3,086)	(13,816)	(9,510)
Operating income	10,958	13,432	30,634	34,296
Interest expense	(831)	(927)	(2,472)	(2,875)
Other income (expense)	7	8	(2)	(129)
Income before income taxes	$10,134	$12,513	$28,160	$31,292

Capital expenditures:
Tech & Clearance	$1,370	$1,923	$4,013	$4,729
Finance	44	50	490	542
Energy	3	31	63	128
Healthcare	532	432	2,160	1,138
Hospitality	—	2	16	20
Corporate & Other	29	19	61	227
Total capital expenditures	$1,978	$2,457	$6,803	$6,784

By Geography:
Revenues:
United States	$46,682	$47,603	$139,225	$139,446
Non-United States	18,456	20,012	55,485	55,403
Total revenues	$65,138	$67,615	$194,710	$194,849

	September 30, 2015	December 31, 2014
Total assets:
Tech & Clearance	$173,308	$185,558
Finance	77,099	69,960
Energy	71,064	85,043
Healthcare	20,288	20,794
Hospitality	38,281	33,777
Corporate & Other	28,271	32,115
Total assets	$408,311	$427,247
The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2014 and September 30, 2015 and the changes in goodwill for the nine month period ended September 30, 2015 (in thousands):

	Tech & Clearance	Finance	Energy	Healthcare	Hospitality	Corporate & Other	Total
Goodwill at December 31, 2014	$95,946	$53,473	$50,187	$6,269	$15,871	$17,510	$239,256
Foreign currency translation adjustment	(219)	(1,070)	—	—	(2,108)	(414)	(3,811)
Goodwill at September 30, 2015	$95,727	$52,403	$50,187	$6,269	$13,763	$17,096	$235,445
The decline in oil prices in 2014 and 2015 has decreased demand for energy professionals worldwide.  This decline in demand and any future declines in demand for energy professionals could significantly decrease the use of the Company’s energy industry job posting websites and related services, which may adversely affect the energy reporting unit’s financial

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

condition and results of operations.  The Company’s energy reporting unit had a large excess of the fair value of the reporting unit over the carrying value as of the October 1, 2014 testing date.  The Company does not believe this reporting unit is at risk of failing the first step of the impairment test.  If events and circumstances change resulting in significant changes in operations which result in lower actual operating income or lower projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 2.5 million and 2.4 million shares were outstanding during the three and nine month periods ended September 30, 2015, respectively, and options to purchase 2.5 million and 2.9 million shares were outstanding during the three and nine month periods ended September 30, 2014, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations—basic and diluted	$6,511	$9,493	$17,281	$21,096

Weighted-average shares outstanding—basic	51,228	52,089	51,792	52,486
Add shares issuable upon exercise of stock options	1,002	2,017	1,264	2,059
Weighted-average shares outstanding—diluted	52,230	54,106	53,056	54,545

Basic earnings per share	$0.13	$0.18	$0.33	$0.40
Diluted earnings per share	$0.12	$0.18	$0.33	$0.39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of data, insights and connections through our specialized services for professional communities including technology and security clearance, financial services, energy, healthcare and hospitality. Our mission is to empower professionals and organizations to compete and win through specialized insights and relevant employment connections. Employers and recruiters use our websites and services to source and hire the most qualified professionals in select and highly-skilled occupations, while professionals use our websites and services to find the best employment opportunities in and the most timely news and information about their respective areas of expertise.
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
Through our predecessors, we have been in the recruiting and career development business for 25 years. Based on our operating structure, we have identified five reportable segments under the Segment Reporting topic of the FASB ASC.
Our reportable segments include:

•	Tech & Clearance— Dice, ClearanceJobs, Dice Europe and career fairs

•	Finance— eFinancialCareers

•	Energy— Rigzone, OilCareers (acquired March 2014 and merged into Rigzone March 2015) and career fairs

•	Healthcare— Health eCareers and BioSpace

•	Hospitality— Hcareers
We have other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media, WorkDigital and IT Media and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance, Energy, Healthcare and Hospitality segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At September 30, 2015, Dice had approximately 7,700 total recruitment package customers. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $83.1 million at September 30, 2015, including $1.2 million of Slashdot Media deferred revenue classified as held for sale as of September 30, 2015, and $86.4 million at December 31, 2014.
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
Results of Operations
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues

	Three Months Ended September 30,		Increase (decrease)	Percent Change
	2015	2014
	(in thousands, except percentages)
Tech & Clearance	$35,326	$34,028	$1,298	3.8%
Finance	9,286	9,449	(163)	(1.7)%
Energy	4,734	8,043	(3,309)	(41.1)%
Healthcare	7,857	6,921	936	13.5%
Hospitality	3,900	3,668	232	6.3%
Corporate & Other	4,035	5,506	(1,471)	(26.7)%
Total revenues	$65,138	$67,615	$(2,477)	(3.7)%
Our revenues were $65.1 million for the three month period ended September 30, 2015 compared to $67.6 million for the same period in 2014, a decrease of $2.5 million, or 3.7%.
We experienced an increase in the Tech & Clearance segment revenue of $1.3 million, or 3.8%. Revenues for career fairs and ClearanceJobs increased by $765,000 for the three month period ended September 30, 2015 as compared to the same period in 2014, primarily due to ClearanceJobs as a result of improved market conditions, predominantly from the shortage of security-cleared professionals and enhanced product offerings. The Dice Europe revenue increased by $290,000 for the three month period ended September 30, 2015 as compared to the same period in 2014. Revenue at Dice increased by $240,000 compared to the same period in 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in Dice average monthly revenue per recruitment package customer of approximately 5% from the three month period ended September 30, 2014 to the three month period ended September 30, 2015. Dice recruitment package customer count decreased from 8,000 at September 30, 2014 to 7,700 at September 30, 2015.
The Finance segment experienced a decrease in revenue of $163,000, or 1.7%. Currency had a negative impact on revenue for the three month period ended September 30, 2015, decreasing revenue by approximately $700,000. In constant currency, revenues would have increased by approximately $500,000. In functional currency, revenue increased 10% in North America, 10% in the Asia Pacific region, 8% in the UK and increased 1% in Continental Europe.
Revenues for the Energy segment totaled $4.7 million for the three month period ended September 30, 2015, a decrease of $3.3 million or 41.1% from the comparable 2014 period. The decrease was a result of declines in the Rigzone business due to difficult macro-environment conditions in the energy market.
The Healthcare segment, consisting of Health eCareers and BioSpace, increased revenue by $936,000, or 13.5% from the comparable 2014 period, as a result of increased utilization by customers. The fair value adjustment to deferred revenue decreased revenue by $153,000 for the three month period ended September 30, 2014, and did not recur in the current period.
Revenues for the Hospitality segment, which represents Hcareers, increased $232,000, or 6.3%. The fair value adjustment to deferred revenue decreased revenue by $164,000 for the three month period ended September 30, 2014, and did not recur in the current period.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media, WorkDigital and IT Media, decreased by $1.5 million or 26.7% reflecting a decline in certain revenue streams at Slashdot Media.

Cost of Revenues

	Three Months Ended September 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Cost of revenues	$9,765	$9,418	$347	3.7%
Percentage of revenues	15.0%	13.9%
Our cost of revenues for the three month period ended September 30, 2015 was $9.8 million compared to $9.4 million for the same period in 2014, an increase of $347,000, or 3.7%. The Tech & Clearance segment experienced an increase of $411,000, of which Dice contributed an increase of $484,000 due to additional headcount and consulting costs. Cost of revenues for the Corporate & Other segment increased $257,000, of which Slashdot Media contributed an increase of $163,000 due to increased spend with external partners for lead generation, partially offset by lower compensation-related expenses and a discontinued equipment lease. The Healthcare segment decreased $178,000. Health eCareers has relationships with various healthcare associations which provide traffic and jobs to the website. Royalties paid to these associations are lower in the current period, driving the decrease at the Healthcare segment.
Product Development Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Product development	$7,938	$6,487	$1,451	22.4%
Percentage of revenues	12.2%	9.6%
Product development expenses for the three month period ended September 30, 2015 were $7.9 million compared to $6.5 million for the same period in 2014, an increase of $1.5 million or 22.4%. Increases of $1.0 million in the Tech & Clearance segment, $146,000 in the Finance segment and $137,000 in the Healthcare segment are primarily driven by salaries and related costs from additional headcount, reflecting our increased investment in new products and technology.
Sales and Marketing Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Sales and marketing	$19,779	$20,746	$(967)	(4.7)%
Percentage of revenues	30.4%	30.7%
Sales and marketing expenses for the three month period ended September 30, 2015 were $19.8 million compared to $20.7 million for the same period in 2014, a decrease of $967,000 or 4.7%. The Tech & Clearance segment experienced a decrease in sales and marketing expense of $278,000. The decrease in marketing expense was due to decreased advertising spending of $484,000 and lower compensation costs of $120,000. Sales expense increased by approximately $314,000 due to increased compensation costs related to additional headcount and other employee-related costs.
Sales and marketing expenses at the Finance segment decreased by $324,000, primarily related to lower compensation and commissions costs. The Corporate & Other segment decreased by $320,000 due to lower salaries and related costs at WorkDigital and reduced commissions costs and lower compensation-related expenses at Slashdot Media. The Energy segment sales and marketing expense decreased by $287,000 primarily due to reduced compensation from lower headcount and decreased commissions costs as a result of lower billings. Sales and marketing expenses for the Healthcare segment increased by $238,000 due to increased marketing initiatives.

General and Administrative Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
General and administrative	$10,958	$10,760	$198	1.8%
Percentage of revenues	16.8%	15.9%
General and administrative expenses for the three month period ended September 30, 2015 were $11.0 million compared to $10.8 million for the same period in 2014, an increase of $198,000 or 1.8%. The increase of $198,000 was due to increased stock-based compensation expense of approximately $670,000, as a result of the cumulative effect of the higher value of equity awards as we add higher level personnel. This increase in general and administrative expenses was partially offset by lower employee-related expenses at Dice Europe of approximately $350,000 and decreased compensation-related expenses of approximately $100,000 at the Energy segment.
Depreciation

	Three Months Ended September 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Depreciation	$2,364	$2,930	$(566)	(19.3)%
Percentage of revenues	3.6%	4.3%
Depreciation expense for the three month period ended September 30, 2015 was $2.4 million compared to $2.9 million for the same period of 2014, a decrease of $566,000 or 19.3%. The decrease was due to lower depreciable fixed assets in the current period.
Amortization of Intangible Assets

	Three Months Ended September 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Amortization	$3,376	$3,798	$(422)	(11.1)%
Percentage of revenues	5.2%	5.6%

Amortization expense for the three month period ended September 30, 2015 was $3.4 million compared to $3.8 million for the same period in 2014, a decrease of $422,000 or 11.1%, primarily due to certain intangible assets at Rigzone and Dice Europe becoming fully amortized.
Change in Acquisition Related Contingencies
During the three month period ended September 30, 2015, there was no expense related to the change in acquisition related contingencies, compared to $44,000 of expense in the prior year period due to The IT Job Board and WorkDigital acquisitions. In January 2014, a payment of $824,000 related to The IT Job Board was made to the seller. In October 2014, a final deferred purchase price payment of $5.0 million related to the WorkDigital acquisition was made to the seller. The final deferred purchase price payment totaling approximately $3.8 million related to The IT Job Board was made to the seller in February 2015.
Operating Income
Operating income for the three month period ended September 30, 2015 was $11.0 million compared to $13.4 million for the same period in 2014, a decrease of $2.5 million or 18.4%. The decrease was primarily driven by declines in the Rigzone business due to difficult macro-environment conditions in the energy market and lower performance at Slashdot Media, which is currently classified as “held for sale.”

Interest Expense

	Three Months Ended September 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Interest expense	$831	$927	$(96)	(10.4)%
Percentage of revenues	1.3%	1.4%
Interest expense for the three month period ended September 30, 2015 was $831,000 compared to $927,000 for the same period in 2014, a decrease of $96,000 or 10.4%. The weighted-average debt outstanding was lower in the three month period ended September 30, 2015 as compared to the same period in 2014, resulting in lower interest expense.
Income Taxes

	Three Months Ended September 30,
	2015	2014
	(in thousands, except percentages)
Income before income taxes	$10,134	$12,513
Income tax expense	3,623	3,020
Effective tax rate	35.8%	24.1%
The effective income tax rate was 35.8% and 24.1% for the three month periods ended September 30, 2015 and September 30, 2014, respectively. In the three months ended September 30, 2015, the Company recognized $581,000 of net tax benefits primarily related to research and development tax credits, the expiration of the statute of limitations regarding certain unrecognized tax benefits, the allocation of income between jurisdictions, and other adjustments. In the three month period ended September 30, 2014, the Company recognized a $1.7 million benefit related to tax loss carryovers obtained in the onTargetjobs acquisition that did not recur.
Earnings per Share
Basic earnings per share was $0.13 and $0.18 for the three month periods ended September 30, 2015 and September 30, 2014, respectively, a decrease of $0.05 or 27.8%. Diluted earnings per share was $0.12 and $0.18, respectively, a decrease of $0.06 or 33.3%. The decreases were primarily due to a decrease in net income, partially offset by decreased weighted-average shares outstanding due to stock repurchases.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues

	Nine Months Ended September 30,		Increase (decrease)	Percent Change
	2015	2014
	(in thousands, except percentages)
Tech & Clearance	$103,330	$99,075	$4,255	4.3%
Finance	26,799	27,493	(694)	(2.5)%
Energy	16,795	22,465	(5,670)	(25.2)%
Healthcare	22,742	19,995	2,747	13.7%
Hospitality	12,217	10,050	2,167	21.6%
Corporate & Other	12,827	15,771	(2,944)	(18.7)%
Total revenues	$194,710	$194,849	$(139)	(0.1)%
Our revenues were $194.7 million for the nine month period ended September 30, 2015 compared to $194.8 million for the same period in 2014, a decrease of $139,000, or 0.1%.
We experienced an increase in the Tech & Clearance segment revenue of $4.3 million, or 4.3%. Revenues for career fairs and ClearanceJobs increased by $1.8 million for the nine month period ended September 30, 2015 as compared to the same period in 2014, primarily due to ClearanceJobs as a result of improved market conditions, predominantly from the shortage of security-cleared professionals and enhanced product offerings. Revenue at Dice increased by $1.6 million compared to the same period in 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in the Dice average monthly revenue per recruitment package customer of approximately 5% from the nine month period ended September 30, 2014 to the nine month period ended September 30, 2015. Dice recruitment package customer count decreased from 8,000 at September 30, 2014 to 7,700 at September 30, 2015. Dice Europe revenue increased by $900,000 for the nine month period ended September 30, 2015 as compared to the same period in 2014 due primarily to increased billings and the fair value adjustment to deferred revenue, which decreased revenue by $262,000 for the nine month period ended September 30, 2014, and did not recur in the current period.
The Finance segment experienced a decrease in revenue of $694,000, or 2.5%. Currency had a negative impact on revenue for the nine month period ended September 30, 2015, decreasing revenue by approximately $2.1 million. In constant currency, revenues would have increased by approximately $1.4 million. In functional currency, revenue increased 9% in the Asia Pacific region, 6% in Continental Europe, 6% in the UK and 4% in North America.
Revenues for the Energy segment totaled $16.8 million for the nine month period ended September 30, 2015, a decrease of $5.7 million or 25.2% from the comparable 2014 period. The decrease was a result of continued declines in the Rigzone business due to difficult macro-environment conditions in the energy market.
The Healthcare segment, consisting of Health eCareers and BioSpace, increased revenue by $2.7 million, or 13.7% from the comparable 2014 period, as a result of increased utilization by customers. The fair value adjustment to deferred revenue decreased revenue by $839,000 for the nine month period ended September 30, 2014 and did not recur in the current period.
Revenues for the Hospitality segment, which represents Hcareers, increased $2.2 million, or 21.6% primarily due to increased usage by customers. The fair value adjustment to deferred revenue decreased revenue by $1.0 million for the nine month period ended September 30, 2014, and did not recur in the current period.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media, WorkDigital and IT Media, decreased by $2.9 million or 18.7% reflecting a decline in certain revenue streams at Slashdot Media.
Cost of Revenues

	Nine Months Ended September 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Cost of revenues	$29,255	$27,803	$1,452	5.2%
Percentage of revenues	15.0%	14.3%
Our cost of revenues for the nine month period ended September 30, 2015 was $29.3 million compared to $27.8 million for the same period in 2014, an increase of $1.5 million, or 5.2%. The Tech & Clearance segment experienced an increase of $1.1 million, of which $1.0 million was due to additional headcount and increased consulting costs, as well as increased hardware and software expenses of $395,000. Dice Europe decreased by $309,000 due to the expiration of the maintenance agreement with the previous parent company and infrastructure costs, as well as lower headcount. Cost of revenues for the Corporate & Other segment increased $554,000, of which Slashdot Media contributed an increase of $359,000 primarily due to increased spending with external partners for lead generation, partially offset by a discontinued equipment lease and lower compensation-related expenses. The remaining increase in cost of revenues for the Corporate & Other segment was due to additional headcount at WorkDigital.
The Energy segment decreased $266,000 primarily due to fewer recruitment events in the nine month period ended September 30, 2015, partially offset by increased compensation costs as a result of additional headcount.
Product Development Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Product development	$22,082	$19,254	$2,828	14.7%
Percentage of revenues	11.3%	9.9%
Product development expenses for the nine month period ended September 30, 2015 were $22.1 million compared to $19.3 million for the same period in 2014, an increase of $2.8 million or 14.7%. An increase of $1.9 million was experienced in the Tech & Clearance segment, primarily driven by salaries and related costs from additional headcount of $1.4 million, increased consulting costs of $330,000 and additional software expenses of $180,000. The Healthcare segment increased by $676,000, primarily due to increased compensation costs. Energy increased $401,000 due to additional salaries and related costs from integrating OilCareers into the Rigzone website. These increases in headcount and additional compensation-related costs reflect our increased investment in new products and technology.
Sales and Marketing Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Sales and marketing	$60,984	$60,032	$952	1.6%
Percentage of revenues	31.3%	30.8%
Sales and marketing expenses for the nine month period ended September 30, 2015 were $61.0 million compared to $60.0 million for the same period in 2014, an increase of $952,000 or 1.6%. The Tech & Clearance segment experienced an increase in sales and marketing expense of $2.6 million. Sales expense at the Tech & Clearance segment increased by $1.0 million due to increased compensation-related costs and additional headcount and $147,000 of increased commissions costs. Marketing expense increased by $750,000 due to increased spending on advertising at Dice and ClearanceJobs and $499,000 as a result of increased spending on search engine optimization, aggregators, and rebranding initiatives at Dice Europe. Healthcare increased $535,000 due to increased marketing initiatives and higher compensation costs.
The Finance segment experienced a decrease in sales and marketing expense of $1.3 million. Sales expense at the Finance segment decreased $750,000 due to lower commissions and compensation-related expenses. Marketing expense at the Finance segment decreased by $590,000 primarily related to lower compensation-related expense and discretionary marketing spending. The Energy segment sales and marketing expense decreased by $559,000 primarily due to decreased commissions as a result of lower billings and decreased employee-related expenses. This decrease in sales expense at the Energy segment was partially offset by increased discretionary marketing spending. Sales and marketing expenses for the Corporate & Other segment decreased $509,000, primarily related to savings driven by delayed hiring and turnover and lower commissions at Slashdot Media and lower salaries and related costs at WorkDigital.
General and Administrative Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
General and administrative	$34,059	$32,131	$1,928	6.0%
Percentage of revenues	17.5%	16.5%
General and administrative expenses for the nine month period ended September 30, 2015 were $34.1 million compared to $32.1 million for the same period in 2014, an increase of $1.9 million or 6.0%. The increase of $1.9 million was due to increased stock-based compensation expense of approximately $1.6 million, as a result of the cumulative effect of the higher value of equity awards as we add higher level personnel. The Corporate & Other segment increased $600,000 due to bad debt expense related to one customer at Slashdot Media and $470,000 related to increased professional fees. The Finance segment increased $371,000 due to increased compensation-related expenses, audit fees and communication costs, partially offset by lower recruitment fees.
The Tech & Clearance segment experienced a decrease of $1.3 million in general and administrative expenses, of which Dice Europe decreased $1.1 million as a result of decreased compensation-related costs and lower rent expense in the current period.
Depreciation

	Nine Months Ended September 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Depreciation	$6,821	$8,647	$(1,826)	(21.1)%
Percentage of revenues	3.5%	4.4%

Depreciation expense for the nine month period ended September 30, 2015 was $6.8 million compared to $8.6 million for the same period of 2014, a decrease of $1.8 million or 21.1%. The decrease was due to to lower depreciable fixed assets in the current period.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Amortization	$10,875	$12,552	$(1,677)	(13.4)%
Percentage of revenues	5.6%	6.4%

Amortization expense for the nine month period ended September 30, 2015 was $10.9 million compared to $12.6 million for the same period in 2014, a decrease of $1.7 million or 13.4%. Amortization expense for the nine month period ended September 30, 2015 decreased by $1.8 million, $386,000 and $285,000 due to certain intangible assets at Health eCareers, Rigzone and Dice Europe, respectively, becoming fully amortized. This decrease in amortization expense was partially offset by an increase of $1.1 million due to the OilCareers acquisition.
Change in Acquisition Related Contingencies
During the nine month period ended September 30, 2015, there was no expense related to the change in acquisition related contingencies, compared to $134,000 of expense in the prior year period due to The IT Job Board and WorkDigital acquisitions. In January 2014, a payment of $824,000 related to The IT Job Board was made to the seller. In October 2014, a final deferred purchase price payment of $5.0 million related to the WorkDigital acquisition was made to the seller. The final deferred purchase price payment totaling approximately $3.8 million related to The IT Job Board was made to the seller in February 2015.
Operating Income
Operating income for the nine month period ended September 30, 2015 was $30.6 million compared to $34.3 million for the same period in 2014, a decrease of $3.7 million or 10.7%. The decrease was primarily driven by decreased revenue related to declines in the Rigzone business due to difficult macro-environment conditions in the energy market and decreased revenue related to certain revenue streams at Slashdot Media. Offsetting this decrease in revenue was an increase at the Healthcare and Hospitality segments as a result of increased revenues and lower amortization and depreciation expense. Additionally, the increase in headcount and compensation-related costs contributed to the decrease in operating income.
Interest Expense

	Nine Months Ended September 30,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Interest expense	$2,472	$2,875	$(403)	(14.0)%
Percentage of revenues	1.3%	1.5%
Interest expense for the nine month period ended September 30, 2015 was $2.5 million compared to $2.9 million for the same period in 2014, a decrease of $403,000 or 14.0%. The weighted-average debt outstanding was lower in the nine month period ended September 30, 2015 as compared to the same period in 2014, resulting in lower interest expense.

Income Taxes

	Nine Months Ended September 30,
	2015	2014
	(in thousands, except percentages)
Income before income taxes	$28,160	$31,292
Income tax expense	10,879	10,196
Effective tax rate	38.6%	32.6%
The effective income tax rate was 38.6% and 32.6% for the nine month periods ended September 30, 2015 and September 30, 2014, respectively. The rate was higher in the current period because the Company recognized a $1.7 million benefit in the prior year period related to tax loss carryovers obtained in the onTargetjobs acquisition.
Earnings per Share
Basic earnings per share was $0.33 and $0.40 for the nine month periods ended September 30, 2015 and September 30, 2014, respectively, a decrease of $0.07 or 17.5%. Diluted earnings per share was $0.33 and $0.39, respectively, a decrease of $0.06 or 15.4%. The decreases were primarily due to a decrease in net income, partially offset by decreased weighted-average shares outstanding due to stock repurchases.
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

A reconciliation of Adjusted EBITDA for the nine month periods ended September 30, 2015 and 2014 (in thousands) follows:

	For the nine months ended September 30,
	2015	2014
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$17,281	$21,096
Interest expense	2,472	2,875
Income tax expense	10,879	10,196
Depreciation	6,821	8,647
Amortization of intangible assets	10,875	12,552
Change in acquisition related contingencies	—	134
Non-cash stock compensation expense	7,490	5,886
Deferred revenue adjustment	—	2,745
Other	2	129
Adjusted EBITDA	$55,820	$64,260

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$49,369	$47,644
Interest expense	2,472	2,875
Amortization of deferred financing costs	(313)	(278)
Income tax expense	10,879	10,196
Deferred income taxes	373	4,317
Change in accrual for unrecognized tax benefits	(172)	(893)
Change in accounts receivable	(3,437)	232
Change in deferred revenue	2,132	(3,581)
Deferred revenue adjustment	—	2,745
Changes in working capital and other	(5,483)	1,003
Adjusted EBITDA	$55,820	$64,260
Slashdot Media contributed EBITDA of $1.1 million and $4.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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
We have summarized our free cash flow for the nine month periods ended September 30, 2015 and 2014 (in thousands).

	For the nine months ended September 30,
	2015	2014
Cash from operating activities	$49,369	$47,644
Purchases of fixed assets	(6,710)	(6,784)
Free cash flow	$42,659	$40,860
Cash Flows
We have summarized our cash flows for the nine month periods ended September 30, 2015 and 2014 (in thousands).

	For the nine months ended September 30,
	2015	2014
Cash from operating activities	$49,369	$47,644
Cash from investing activities	(6,710)	(33,785)
Cash from financing activities	(35,919)	(25,353)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2015, we had cash and cash equivalents of $33.9 million compared to $26.8 million at December 31, 2014. Cash and cash equivalents held in non-United States jurisdictions totaled approximately $25.6 million at September 30, 2015. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, externally, we had $144.0 million in borrowing capacity under our Credit Agreement at September 30, 2015. We believe that our existing cash, cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving portion of the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $49.4 million and $47.6 million for the nine month periods ended September 30, 2015 and 2014, respectively. The cash provided by operating activities during the 2015 period increased primarily due to cash generated from accounts receivable and lower payments for income taxes. Cash inflow from operations is dependent on the amount and timing of billings and cash collection from our customers.

Investing Activities
During the nine month period ended September 30, 2015, cash used by investing activities was $6.7 million compared to cash used of $33.8 million in the nine month period ended September 30, 2014. Cash used by investing activities in the nine month period ended September 30, 2015 was attributable to the $6.7 million used to purchase fixed assets. Cash used by investing activities in the nine month period ended September 30, 2014 was primarily attributable to $27.0 million used to purchase the business of OilCareers and $6.8 million used to purchase fixed assets.
Financing Activities
Cash used for financing activities during the nine month periods ended September 30, 2015 and 2014 was $35.9 million and $25.4 million, respectively. The cash used during the current period was primarily due to $29.6 million of payments to repurchase the Company’s common stock, $8.9 million in net repayments on long-term debt, and $3.8 million in payment of acquisition related contingencies related to The IT Job Board acquisition, partially offset by $5.9 million in proceeds from stock option exercises. During the nine month period ended September 30, 2014, the cash used was primarily due to $26.9 million of payments to repurchase the Company’s common stock and $5.9 million in net repayments of long-term debt, partially offset by $8.0 million in proceeds from stock option exercises.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2015, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 7 in the Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of September 30, 2015:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$101,625	$625	$10,000	$91,000	$—
Operating lease obligations	25,078	1,021	7,102	6,709	10,246
Total contractual obligations	$126,703	$1,646	$17,102	$97,709	$10,246
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2015, we had $101.6 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 7 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.25% (the rate in effect on September 30, 2015) on our current borrowings, interest payments are expected to be $714,000 for October through December 2015, $5.5 million for 2016-2017 and $1.9 million in 2018.
As of September 30, 2015, we have approximately $3.6 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2015 are $3.6 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $410,000 of its unrecognized tax benefits may be recognized in the next twelve months as a result of a lapse of the statute of limitations.
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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Slashdot Media, Dice Europe and Hcareers also conduct business outside the United States. For each of the nine month periods ended September 30, 2015 and 2014, approximately 28% of our revenues were earned outside the United States. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the United States dollar and the subsequent translation of the pound sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and United States dollar decreased by 1.0%, the impact on our revenues during 2015 would have been a decrease of approximately $264,000.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2015 and December 31, 2014, our translation adjustment, net of tax, decreased stockholders’ equity by $18.1 million and $13.9 million, respectively. The change from December 31, 2014 to September 30, 2015 is primarily attributable to the position of the United States dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of September 30, 2015, we had outstanding borrowings of $101.6 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2015 on our current borrowings would increase by approximately $254,000.

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
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of September 30, 2015 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
During the three month period ended September 30, 2015, purchases of our common stock pursuant to Stock Repurchase Plan V were as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2015	98,450	$7.96	98,450	$27,837,969
August 1 through August 31, 2015	745,091	7.97	745,091	21,897,078
September 1 through September 30, 2015	350,000	7.31	350,000	19,337,678
Total	1,193,541	$7.78	1,193,541

(1) No shares of our common stock were purchased other than through a publicly announced plan or program.

Item 6.    Exhibits

10.1
Amendment No. 1 to the Credit Agreement, dated as of September 8, 2015, among DHI Group, Inc. (f/k/a Dice Holdings, Inc.), Dice Inc., Dice Career Solutions, Inc., as Borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank National Association, as Documentation Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on September 21, 2015).

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

DHI GROUP, INC.
Date:	October 28, 2015	Registrant

/S/ MICHAEL P. DURNEY
Michael P. Durney President and Chief Executive Officer
(Principal Executive Officer)
/S/ JOHN J. ROBERTS
John J. Roberts Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1
Amendment No. 1 to the Credit Agreement, dated as of September 8, 2015, among DHI Group, Inc. (f/k/a Dice Holdings, Inc.), Dice Inc., Dice Career Solutions, Inc., as Borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Keybank National Association, as Documentation Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on September 21, 2015).

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