Form 10-K
period 2015-12-31
DHI GROUP, INC.
filed 2016-02-10
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $396,000,000 as of June 30, 2015, the last business day of the registrant’s second fiscal quarter of 2015.
As of February 5, 2016, there were 51,959,055 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2015.

DHI GROUP, INC.

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

NON-GAAP FINANCIAL MEASURES

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (“GAAP”). Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, and other income or expense (“Adjusted EBITDA”), Net Income Excluding Impairment Charge, Diluted Earnings per Share Excluding Impairment Charge, Adjusted Revenues, Adjusted EBITDA Margin, Adjusted Revenues Excluding Slashdot Media, Adjusted EBITDA Excluding Slashdot Media, Adjusted EBITDA Margin Excluding Slashdot Media, Revenue Growth in Constant Currency, and Free Cash Flow. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of these measures.

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

Introduction and Summary
This section provides an overview of DHI Group, Inc. (the “Company” or “DHI”). 2015 includes a non-cash impairment charge of approximately $34.8 million ($34.2 million, net of income taxes) and $0.67 diluted loss per share, net of income taxes, related to the partial write-down of Energy segment goodwill. Excluding this charge, net income for 2015 totaled $23.3 million or $0.46 diluted earnings per share.

	FY 2015	FY 2014	YoY % Change
Revenues	$259,769	$262,615	(1)%	*
Operating income	$6,355	$46,604	(86)%
Income before income taxes	$3,041	$42,849	(93)%
Net income (loss)	$(10,968)	$27,612	(140)%
Diluted earnings (loss) per share	$(0.21)	$0.51	(141)%
Net cash provided by operating activities	$60,809	$55,543	9%

Adjusted Revenues	$259,769	$265,502	(2)%
Adjusted EBITDA	$74,550	$84,343	(12)%
Adjusted EBITDA Margin	29%	32%	n.m.

Adjusted Revenues, excluding Slashdot Media	$244,950	$247,262	(1)%	*
Adjusted EBITDA, excluding Slashdot Media	$72,887	$78,954	(8)%
Adjusted EBITDA margin, excluding Slashdot Media	30%	32%	n.m.

* Excluding the negative impact of currency translation, revenues increased 1%. Adjusted Revenues, excluding Slashdot Media, increased 1%, year-over-year on a constant currency basis.
For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Non-GAAP Measures” located elsewhere in this report.

2015 Highlights
2015 Progress on Key Strategic Goals: Path of Innovation, Integration and Evolution
In 2015, we made significant progress against our key strategic goals. Our path of innovation, integration and evolution continues, and many of our new and emerging products and services are gaining traction. Across all of our businesses we’ve made great strides in elevating our product, our people and our processes, which are leading to increased engagement with our customers and professionals, greater affinity with our brands, and deeper client relationships.
Company Profile
DHI was incorporated in Delaware on June 28, 2005. DHI is a leading provider of data, insights and employment connections through our specialized services for professional communities including technology and security clearance, financial services, energy, healthcare and hospitality. Each of our services is tailored for the specific industry or profession it serves. We focus on delivering three key value propositions:

•	Providing the most efficient solution for recruiters and employers;

•	Delivering the most relevant career content in our verticals; and

•	Utilizing data and analytics to deliver specialized insights.

The majority of our revenues today are generated through the sale of recruitment packages, which allow customers to post jobs and source candidates through our resume databases and, in the case of Dice, Dice Europe and eFinancialCareers to utilize our Open Web service for an additional fee. Recruitment packages are typically provided through contractual arrangements with annual, monthly or interim terms.
Our Products and Services
We help organizations find the best talent, and we help professionals find the best jobs and advance their careers. We do this through a number of products, including:

•	Resume databases. Each of our brands provides powerful, detailed searches of a large number of candidate resumes. Showing customers the right talent makes their recruiting efforts more efficient.

•
Job postings. Because our job collections are focused on specific verticals, professionals searching for jobs can easily find jobs that are most relevant to them. In turn, the applications received by our customers are more likely to be relevant and qualified compared to applications received from generalist sites. Thus, showing professionals the right job postings benefits both the talent and the recruiting organization.

•
Open Web. Our Open Web product searches over 190 social and professional sources to create an aggregated profile of a candidate’s professional experience, contributions, history and capabilities (as well as their passions and interests). This allows our customers to build broader pools of talent from across the web, gives them deeper insights into talent they discover, and allows them to engage prospective candidates with a differentiated message.

•
Content and data. Each of our services provides tailored content to help professionals manage their careers and provide employers insight into recruiting strategies and trends. In addition, some of our brands offer data products specific to their industries.

Industry and Skill Focused Brands
We offer our talent acquisition and career development products and tools through the following key brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
Dice	25	Technology and engineering in the U.S.	Recruitment packages¹
Dice Europe	13	Technology and engineering in the U.K., Germany, Belgium and the Netherlands	Job postings and advertising
ClearanceJobs	13	Security-cleared professionals	Recruitment packages¹
Targeted Job Fairs	27	Technology, energy and security cleared professionals	Career fairs and open houses
eFinancialCareers	15	Financial services	Recruitment packages¹ and job postings
Rigzone	17	Oil and gas	Recruitment packages¹ and advertising
BioSpace	30	Biotechnology	Job postings and advertising
Hcareers	18	Hospitality	Job postings
Health eCareers	20	Healthcare	Job postings
¹ Recruitment packages are a combination of job posting slots and access to our searchable database of candidates (in the case of Dice and Dice Europe, this includes our Open Web Service). Job posting slots allow the customer to post up to a specified number of jobs at a single time.

Dice has been a go-to destination for technology and engineering talent in the United States for the past 25 years. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals. Dice had approximately 77,000 job postings as of December 31, 2015. During 2015, Dice in North America had on average 2.3 million monthly unique visitors.
Customers can purchase recruitment packages, job postings or advertisements. Approximately 87% of Dice revenue was derived from recruitment packages in 2015. Recruitment packages offer our customers the ability to access the candidate resume database, post up to a specified number of jobs at a single time and utilize our Open Web product for an additional fee. Customers are incentivized to purchase our recruitment packages on an annual basis.

Professionals can post their resumes, search jobs and access our career-related content, news and tools. Dice recently launched Skill Center, a tool that uses data aggregated from across the web to show skill trends, giving professionals insights into potential skills gaps and development areas.
Dice entered the European market in 2013 through the acquisition of The IT Job Board, a leading technology career site for the UK and Continental Europe. In 2015, we rebranded The IT Job Board to Dice. Our Open Web service is available to Dice Europe customers for an additional fee. In Europe, Dice had approximately 19,000 job postings as of December 31, 2015. During 2015, Dice Europe had on average 375,000 monthly unique visitors.
ClearanceJobs is a leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. The majority of candidates with resumes in our database have high-level security clearance. ClearanceJobs had approximately 11,500 job postings as of December 31, 2015. During 2015, ClearanceJobs had on average 305,000 monthly unique visitors.
eFinancialCareers is the world’s leading financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, Australia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk, investment banking, and information technology, use eFinancialCareers to advance their careers. eFinancialCareers extends its global footprint beyond its own sites through job posting distribution agreements with more than 40 finance and business websites around the world, including well-known publications and organizations. Recruitment package customers may purchase Open Web for an additional fee. eFinancialCareers had approximately 9,300 job postings as of December 31, 2015. During 2015, eFinancialCareers had on average 1.5 million monthly unique visitors.
Rigzone is a leading website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. In addition to recruitment packages and advertising, Rigzone provides a number of data services products including Riglogix, RigVantage and RigOutlook. OilCareers, a leading recruitment site for oil and gas professionals in Europe, was integrated into Rigzone in March 2015. Rigzone had approximately 3,000 job postings as of December 31, 2015. During 2015, Rigzone had on average 1.4 million monthly unique visitors.
Hcareers is the number one source for hospitality jobs across North America and is the largest provider of job postings for the hotel, restaurant, food service, casino and assisted living industries. Hospitality professionals like general managers, sales directors, and executive chefs use Hcareers to advance their careers. As of December 31, 2015, Hcareers had approximately 19,000 job postings. During 2015, Hcareers had on average 1.1 million monthly unique visitors.
BioSpace is a leading resource for biotechnology careers, news and resources and has helped recruitment, communication and discovery among business and scientific leaders within the life sciences. In addition to recruitment packages, customers can purchase BioSpace’s HotBeds campaigns, a unique branding and advertising product to assist regional clusters of companies with high demands for biotech talent. BioSpace had approximately 1,200 job postings as of December 31, 2015. During 2015, BioSpace had on average 400,000 monthly unique visitors.
Health eCareers is a leading website dedicated to providing career services across many disciplines and specialties within the healthcare industry, including physicians, nurses, and a broad spectrum of allied health professions. Health eCareers powers the career centers for over 100 healthcare associations, extending its reach to professionals across the healthcare industry. Health eCareers had approximately 14,500 job postings as of December 31, 2015. During 2015, Health eCareers had on average 495,000 monthly unique visitors.
BrightMatter was formed in October 2015 as a new division focusing on a number of next-generation recruitment products and services that will be applicable across DHI brands. This division brought together the operations of WorkDigital and getTalent as well as other product initiatives. WorkDigital is the technology group that developed the underlying technology for our Open Web products, and it is currently developing new applications of that technology, including the FreshUp service as well as workforce analytics products for our talent acquisition brands. getTalent is a Software as a Service (“SaaS”) talent sourcing management and engagement tool. getTalent expands the overall market opportunity for DHI brands beyond traditional Talent Acquisition products and services.

Our Industry
We primarily operate in the talent discovery and acquisition segment of the broader market for human capital management services through vertically-oriented career sites. We believe that the overall demand for talent acquisition and career development products and services has significant long-term growth potential. Over the next decade, the aging labor force of the United States is expected to lead to a labor supply-demand imbalance as baby-boomers retire. We believe that international economies show similar trends, with an aging labor force in Europe and shortages of skilled professionals to meet the demand of developing economies in Asia.
We also believe that certain industries that employ highly-skilled and highly-paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. For example, as of December 2015, the seasonally unadjusted U.S. unemployment rate was 2.6% for computer-related occupations, 2.6% in the finance sector, and 3.2% in the healthcare sector, as compared to the overall national average of 5.0%, seasonally adjusted. Historically, the unemployment rate for college graduates has been lower than the unemployment rate for the U.S. overall. As of December 2015, the seasonally adjusted unemployment rate for college graduates was 2.3%.
We believe that there are five major trends that will continue to shape demand for talent acquisition services:

•
Greater competition for professional talent. The candidate-employer relationship has changed, with the balance of power shifting towards the candidates. The length of time to fill positions is an indicator of the availability of qualified talent in the labor market. Our proprietary indicator of time to fill an open position, the DHI-DFH Vacancy Duration Measure, indicates that the mean time to fill a position was 27.6 working days in October 2015, up from 22.1 in October 2012. In addition, our December 2015 Hiring Survey found that 47% of hiring managers cannot fill spots due to salary requirements.

•
Sourcing of talent will become more mainstream. Companies are increasingly engaging in ongoing sourcing to build robust candidate pools for both “just in time” candidates as well as future hiring needs. This means recruiters must proactively identify and build relationships with professionals ahead of the creation of a specific job opening. Our December 2015 Hiring Survey shows that nearly three-quarters (74%) of companies say sourcing and building a bench of talent is more important today than a year ago. Complementing this trend is an increased interest in sourcing analytics, recruiting marketing, and employment branding.

•
Continued professional interest in career brands specific to industry and skills. Our services focus on domains or industries that require specialized skills and knowledge and, thus, customized content, profiles and search parameters. In addition, the professionals in our verticals often share a sense of personal identity and community that goes beyond the confines of their careers. We believe that both specialized skills and the sense of personal identity and community lead professionals in our verticals to prefer specialized career brands over generalist ones.

•
Talent attraction and retention becoming more of a strategic priority for companies. According to the Aberdeen Group, in 2014, 79% of companies identify their main talent acquisition pressure as a shortage of critical skills available in the labor pool, up from 55% in 2012. Similarly, the PWC 2015 US CEO Survey found that 34% of U.S. CEOs are ‘extremely concerned’ about the availability of key skills as a threat to their organizations’ growth prospects (an additional 44% are ‘somewhat concerned’). In this environment where top talent is hard to find, organizations are increasingly prioritizing retention of talent. According to Deloitte’s Global Human Capital Trends 2015, 66% of human resources respondents reported that they are updating their engagement and retention strategies.

•
Increased use of data and analytics in human capital management and increased need for insights. As many companies prove the power of analytics in marketing and other business domains, organizations are seeking to gain a competitive advantage by applying data-driven insights to improve their hiring, retention and leadership capabilities. According to Deloitte’s Global Human Capital Trends 2015, 75% of surveyed companies believe that using people analytics is ‘important’.

In this environment, we believe there is an opportunity for career management and talent acquisition tools that leverage the common interests, goals and skills of select professional communities. We believe that a focus on professional communities allows organizations to more efficiently identify talent, with more complete data and insights about that talent.
Our Value Proposition
We have become a leading provider of data, insights and employment connections by focusing on professional communities that share common interests, goals and skills. We believe that this focus has allowed us to build valuable talent pools with the most complete and relevant information. In turn, that means organizations can get to that talent faster, more efficiently and with better data and insights about that talent. By providing a large number of employment opportunities and original and community-shared career-related content for professionals, we encourage the use of our websites and continue to attract professionals to our services. We believe these factors have helped us to achieve a critical mass of both customers and professionals, contributing to the attractiveness and efficiency of our online marketplaces.
Benefits we provide to Professionals
Relevant employment connections. When professionals post their resumes or apply for jobs on our websites, they can make valuable connections with organizations who prize their skills and expertise. Professionals can avoid having to “sort through the clutter” on generalist career sites, and get the most out of their time by using our more focused services.
Skills/industry-specific career management tools, information and insights. We provide professionals with targeted and relevant career development tools, content and news. For example, Dice and ClearanceJobs provide professionals with market and salary information and local market trends. In addition, Dice’s new Skill Center tool provides data-driven insights on current skills trends by analyzing skills data collected from across the web. eFinancialCareers provides industry-specialized online career content, as well as print and online career guides targeted to college and graduate students. The Rigzone services provide energy industry news from around the globe, detailed salary information, and data services related to the worldwide offshore rig fleet. We believe our career development services and tools provide professionals with the insights they need to propel their careers forward, and thus increase the engagement of professionals with our sites.
Benefits we provide to our Customers
Large pools of qualified and hard-to-reach professionals. We seek to improve the efficiency of the recruiting process for our customers by providing quick and easy access to large and fresh pools of highly qualified and hard-to-reach professionals. Because the communities of professionals who visit our websites are highly-skilled and specialized within specific industries, we believe our customers who post jobs receive applications from candidates who are better qualified for the positions, and that they receive fewer irrelevant applications than when using generalist sites. In addition, since our resume data and resume search functions are highly tailored by specialty, we believe that our customers can identify talent using our resume databases more quickly and easily than by using broader services.
Relevant information on prospective candidates. We believe that the specialized nature of our job posting and resume search products makes them inherently more relevant and efficient for recruiting. In addition, our new Open Web product creates an aggregated profile of a professional’s experience, contributions, and capabilities as well as their passions and interests. Using all of these products together gives our customers the most complete view of a prospective candidate, and allows them to not only identify the best talent but also tailor their recruiting approach to each individual.
Our Strategic Goals
Our goal is to be the leading provider of data, insights and connections through our specialized services for select professional communities. Our primary objective is to maximize the long-term potential of our websites and services. We continue to pursue our goals by pursuing the following strategies:
Increase the Efficiency, Effectiveness, Value and Relevance in our Core Talent Acquisition Products. In the dynamic and competitive environment in which we operate, we must continuously enhance the value of our marketplaces through both audience growth and product innovation.

•	Reach new customers and professionals through continued branding, direct marketing and direct sales activities;

•	Enhance, expand and develop additional content, community and career-management features across our websites to increase engagement among professionals; and

•	Build new features and greater efficiencies into our online services through ongoing innovation.
Develop Deeper, Higher-value Relationships with our Customer and User Bases. We believe our existing installed base of clients and users offer substantial opportunity for growth and, in an effort to leverage this opportunity for growth, will focus on selling additional products to existing clients and fostering client success to drive higher retention. In addition, we believe there is opportunity to foster repeat visitation, improved loyalty and deeper engagement with the professionals who already use our services.

•	Enhance current product offerings with more actionable data and greater depth of analysis;

•	Deepen our relationships with and expand the services - such as Open Web, Sourcing Concierge and Branding products - we sell to our existing customers;

•	Offer new products and services that make recruiters more effective; and

•	Help professionals throughout their career lifecycle by creating new products and services geared towards personalized career management.
Enter the Sourcing Management Market with a Unique Combination of Acquisition, Sourcing and Management, and Pipelining. We believe we can add more value to the sourcing and recruiting process by extending our offerings so that they allow organizations not only to discover and access professional talent, but also interact and maintain relationships with prospective candidates over time.

•	Plan to launch in 2016, the next generation version of getTalent, a strategic talent pipelining, engagement and analytics SaaS solution that was in beta testing throughout 2015; and

•	Launch versions of Open Web in other verticals.
Pursue International Expansion in Select Verticals. We believe that recruiting is increasingly becoming global, and we intend to continue to evaluate and selectively pursue international opportunities to better serve our existing customers and to further expand our business outside of the United States.
Marketing and Sales
We focus our long-term marketing efforts on growing the number of professionals who visit and engage with our websites, which we believe increases the attractiveness of our websites to our customers. We use a combination of direct marketing, branding and communications initiatives to increase our brand awareness, traffic, new resumes posted and applications to job postings. We primarily engage in search engine marketing, online advertising, participation in industry events, social media marketing and content marketing. Many of our brands use strategic alliances with relevant publishers, trade associations and industry groups to increase reach and traffic. Many of our brands have also invested in broader awareness campaigns that include outdoor advertising in select cities where competition for their respective specializations is high.
Our customer marketing efforts are primarily focused on lead generation activities, such as email and direct mail campaigns and participation in industry events. We also use marketing communications, such as media relations, social media, and thought leadership content, to enhance brand awareness and client relationships.
We sell our products primarily through our direct sales force. We have a number of direct sales teams organized by brand, market segment, and geography. Our field sales groups target Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our in-house sales teams focus on generating new business from recruiters and small- and mid-size companies, renewing customer contracts, increasing the service levels customers purchase and servicing the needs of our largest clients. As of December 31, 2015, we employed approximately 190 sales personnel in the United States and approximately 80 in the rest of the world. In addition to our internal sales organization, we also use ad networks to help generate ad sales.
    We also maintain teams of account managers and customer support specialists who work to ensure customers get the most from our products and services by providing training and assistance. In addition, our customer support departments perform some compliance functions, such as reviewing the websites for false or inaccurate job postings.
Customers
We currently serve a diversified customer base consisting of over 16,000 customers in total. No one customer accounted for more than 1% of our revenues in 2015. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms and marketing departments of companies. As of December 31, 2015, notable customers of the Tech & Clearance segment included AT&T, Adecco, Salesforce, Cisco, Apple, Oracle, IBM, Kforce, NCI, Manpower, Microsoft, Charles Schwab, Starbucks, Robert Half, Yahoo, Symantec, and Hewlett Packard. Notable customers of the Finance segment included Robert Half, Moody’s Investors Service, JP Morgan Chase, Bloomberg, Michael Page International, UBS, Morgan Stanley and Standard Chartered Bank. Notable customers of the Energy segment included Schlumberger, Petronas, Saudi Aramco, Shell, Wood Group, Inpex, China Petroleum and Chevron. Notable customers of the Healthcare segment included Mayo Clinic, Vanderbilt University Medical Center and St Jude Children’s Research Hospital. Notable customers of the Hospitality segment included Hilton, Hyatt, Marriott and Four Seasons. See item 7 for a description of the segments.

Technology
We use a variety of technologies to support our websites. Each of our systems is designed so that it can be scaled by provisioning additional resources, adding additional hardware and increasing network capacity. Whenever possible, we host our applications on clustered, high-availability hardware and cloud platforms. Our applications and data connections are monitored 24/7 for performance, responsiveness and stability.
Currently, our primary technology operations facilities are in co-location data centers in limited access, temperature-controlled environments with emergency power generation capability and service from multiple telecommunications providers, as well as with top-tier cloud providers. Beginning in 2016, we will begin moving our technology operations to a cloud-hosted infrastructure model, which will provide greater business agility and flexibility, improved global delivery capabilities, and improved disaster recovery protection across all services.
In the current operational model, we maintain backup systems for website operations within our geographically separate recovery data center. We replicate website data at various times throughout the day from the production co-location facility to the recovery data center. In the event of a loss of a data center, we have business resumption technology and offsite data storage capabilities in place. Additionally, we have robust firewalls and switchgear to provide network security, and have used substantial expert assistance in their configuration and testing.
Competition
The market for talent acquisition services is highly competitive with multiple online and offline competitors. With the evolution of the online recruiting model, there has been an increasing need to provide ease-of-use and relevance to professionals, as well as an efficient and cost-effective recruitment method for direct employers, recruiters and staffing companies. Additionally, further technological advancements have made it easier for new competitors to emerge with minimal barriers to entry, and advertisers have many alternatives available to reach their target audiences. Our ability to maintain our existing customer base and generate new customers depends to a significant degree on the quality of our candidate bases and audiences, the quality of our services, our ability to enhance our websites and the underlying technology of our websites to meet the needs of a rapidly-evolving marketplace, our pricing strategy and ability to introduce value-added products and services, and our reputation among our customers and potential customers, who are increasingly-sophisticated and demanding. Our competitors include:

•	social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google;

•
generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster, StepStone, and Seek which, unlike specialized job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website;

•	aggregators and distributors of job postings and profiles, including SimplyHired, Indeed (owned by Recruit), Talent Bin (owned by Monster Worldwide), Entelo, Gild, ZipRecruiter, Google and Craigslist;

•	career-focused community sites such as Glassdoor;

•
newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have partnered with generalist job boards;

•	specialized services focused specifically on the industries we service, such as FT.com, Oilandgasjobsearch.com (owned by CareerBuilder), Doximity, Upwork, JobServe and Stack Overflow;

•	talent relationship management software providers such as Avature and SmashFly;

•	new and emerging competitors with new business models and products;

•	our customers, who seek to recruit candidates directly by using their own resources, including corporate websites; and

•	general business sites and print publications, as well as technology news and information community sites, such as news.google.com, Digg.com and Reddit.com.
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
The steps we have taken to protect our copyrights, trademarks, service marks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and affect our competitive position. See Item 1A. “Risk Factors-Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.”
Strategic Investments
DHI has made investments through the following acquisitions during the past five years:

	Oil Careers Ltd.	onTargetjobs, Inc.	JobBoard Enterprises Ltd.	WorkDigital Ltd.
Date Acquired	March 2014	November 2013	July 2013	October 2012
Description	Leading recruitment site for oil and gas professionals in Europe	Leading vertical recruiting service in healthcare and hospitality	Online recruitment company in the technology industry and the corporate owner of The IT Job Board	Technology company focused on the recruitment industry
Brands Included	OilCareers.com	Health eCareers, BioSpace and Hcareers	The IT Job Board	WorkDigital
Strategic Rationale	Expansion of Rigzone’s presence in non-U.S. markets	Expansion into healthcare and hospitality verticals	Scale Dice into international markets	Technology platform and foundation for Open Web
Purchase Price	$26.1 mm in cash at closing and $0.3 mm paid for working capital	$46.3 mm net of cash acquired plus payment of $0.6 mm for working capital	£8.0 mm net of cash acquired plus deferred payments made totaling £3.0 mm	$10.0 mm in cash plus deferred payments made totaling an additional $10.0 mm
Regulation and Legislation
User Privacy
We collect, store and use a variety of information about both professionals and customers on our website properties. Within the websites, the information that is collected, stored and used has been provided by the professionals or customers with the intent of making it publicly available. We do not ask professionals or customers to supply social security numbers. Our business data is separated from website operations by a variety of security layers including network segmentation, physical and logical access controls, firewalls, and many industry-accepted, best-practice information security controls.
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
There are a number of U.S. and foreign laws and regulations that affect companies conducting business online. Certain laws regulate commercial electronic messages. Such laws frequently provide a right on the part of the recipient to request the sender to stop sending messages, and establish penalties for the sending of email messages that are not compliant with such laws, including messages that are intended to deceive the recipient as to source or content or that do not provide an electronic method of informing the sender of the recipient’s decision not to receive further commercial emails.
We are subject to domestic and foreign laws and regulations regarding privacy and protection of data. Our privacy policies and terms of use agreements describe our practices concerning the use, storage, transmission and disclosure of user data. Any failure by us to comply with our privacy policies or terms of use agreements, or privacy-related laws and regulations, could result in proceedings against us by governmental authorities or others, which could harm our business. The interpretation of these privacy and data protection laws and various regulators’ approach to their enforcement, as well as our products and services, continue to evolve over time. We face the risk that these laws may be interpreted and applied in conflicting ways in different jurisdictions or in a manner that is not consistent with our current data protection practices, or that new and unclear laws will be enacted. Complying with these varying domestic and foreign requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of confidence in our products and services and, ultimately, in a loss of customers, which could have an adverse effect on our business.
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
See Item 1A. “Risk Factors-Our business is subject to U.S. and foreign government regulation of the Internet and taxation, which may have a material adverse effect on our business.”
Employees
As of December 31, 2015, we had 861 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Item 1A.	Risk Factors
We may be adversely affected by cyclicality, volatility or an extended downturn in the United States or worldwide economy, or in or related to the industries we serve.
Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology, healthcare, hospitality and finance sectors and the energy industry. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology, healthcare, finance and other vertical industries we serve, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in certain of the vertical industries we serve, such as technology. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2015, the seasonally unadjusted U.S. unemployment rate was 2.6% for computer-related occupations, 2.6% in the finance sector, and 3.2% in the healthcare sector, as compared to the overall national average of 5.0%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.

In addition, the general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, our operating results, business and financial condition could be significantly harmed by an extended economic downturn or future downturns, especially in regions or industries where our operations are heavily concentrated. Further, we may face increased pricing pressures during such periods as customers seek to use lower cost or fee services. Additionally, the labor market and certain of the industries we serve have historically experienced short term cyclicality. It is difficult to estimate the total number of passive or active job seekers or available job openings in the United States or abroad during any given period. If there is a labor shortage, qualified professionals may be less likely to seek our services, which could cause our customers to look elsewhere for attractive employees. Such labor shortages would require us to intensify our marketing efforts toward professionals so that professionals who post their resumes on our websites remain relevant to our customers, which would increase our expenses. Furthermore, if there is a shortage of available job openings in a particular region or sector we serve, the number of job postings on our websites could decrease, causing our business to be adversely affected. For example, the continued decline of oil prices has led to decreased demand for energy professionals worldwide. Oil prices have reached decade lows in 2016 and there continues to be downward pricing pressure. This decline in demand has significantly decreased the sales of our energy industry job postings and the use of related services. As a result, we recorded a $34.8 million impairment of goodwill at our Energy segment for the fiscal year ended December 31, 2015. The continued decline of oil prices and any future declines in demand for energy professionals could continue to adversely affect our financial condition and results of operations.
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
The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub- segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder and Monster.com, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com, JobServe and Oilandgasjobsearch.com. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. In addition, we face competition from aggregators of classified advertising, including SimplyHired, Indeed, Google, and Craigslist. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. Our Open Web service competes with Entelo, Gild and Talent Bin. We also compete with new and emerging competitors with new business models and products that customers are more willing to trial during periods when talent is scarce. In addition, many of our customers also seek to recruit candidates directly by using their own resources, including corporate websites. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, or the qualified professionals who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced. Additionally, job postings and resume posting in the career services industry are not marketed exclusively through any single channel, and accordingly, our competition could aggregate a set of postings similar to ours. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.
We must adapt our business model to keep pace with rapid changes in the recruiting and career services business, including rapidly changing technologies and the development of new products and services.
Providing online recruiting and career development services is a rapidly evolving business, and we will not be successful if our business model does not keep pace with new trends and developments. The adoption of recruiting and job seeking, particularly among those who have historically relied on traditional recruiting methods, requires acceptance of a new way of conducting business, exchanging information and applying for jobs. If we are unable to adapt our business model to keep pace with changes in the recruiting business, or if we are unable to continue to demonstrate the value of our online services to our customers, our business, results of operations, financial condition and liquidity could be materially adversely affected. Our success is also dependent on our ability to adapt to rapidly changing technology and to make investments to develop new products and services. Accordingly, to maintain our competitive position and our revenue base, we must continually modernize and improve the features, reliability and functionality of our service offerings and related products in response to our competitors. Future technological advances in the career services industry may result in the availability of new recruiting and career development offerings. Some of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements, and to develop and promote their products and services more effectively than we can. We may not be able to adapt to such technological changes or offer new products on a timely or cost-effective basis or establish or maintain competitive positions. If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations, financial condition and liquidity could be materially and adversely affected.
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
The number of people who access the Internet through devices other than personal computers, including smart phones and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. If we are unable to develop mobile solutions to meet the needs of our users, our business could suffer. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.
If we fail to develop and maintain our reputation and brand recognition our business could be adversely affected.
We believe that establishing and maintaining the identity of our key brands, such as Dice, eFinancialCareers, Rigzone, Health eCareers, Hcareers and ClearanceJobs, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of Internet services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.
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
The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated, with approximately 79% having a bachelor’s degree or higher, as of January 2016. Our online surveys indicate that over 70% of professionals who use Dice.com have more than five years of experience, over half have greater than 10 years of experience, and the majority are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for professionals elsewhere, which could cause our revenues to decline.
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

The use and transfer of personal data in EU member states is currently governed under Directive 95/46/EC (which is commonly referred to as the “Data Protection Directive”) as well as legislation adopted in the member states to implement the Data Protection Directive. The transfer of what is deemed to be personal data of EU subjects to countries (like the United States) that are determined to have inadequate privacy protections for such data was previously permitted under, among other methods, a process agreed to by the EU and the United States known as the EU-U.S. Safe Harbor Framework, pursuant to which U.S. businesses committed to treat the personal data of EU residents in accordance with privacy principles promulgated by the Data Protection Directive, and could self-certify their compliance with the Safe Harbor Framework. We previously relied upon the Safe Harbor Framework to allow us to conduct certain transfers of personal data of EU Subjects. Recent developments, however, no longer allow us to rely on the Safe Harbor Framework to support our data transfers. In particular, the Court of Justice of the European Union (“CJEU”) recently issued an opinion concluding that the Safe Harbor Framework is not sufficient to allow transfers of personal data of EU subjects to the United States.

Given the CJEU’s opinion, we can no longer rely on the Safe Harbor Framework to justify the transfer of personal data of EU subjects to the United States. Instead, we may have to rely on alternative compliance measures, which are complex, which may be subject to legal challenge, and which, unlike the Safe Harbor Framework, directly subject us to regulatory enforcement by data protection authorities located in the European Union. As a result, by relying on these alternative compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Being forced to rely on alternative compliance measures could also affect the market for our products and services, as EU customers may choose to do business with EU-based companies or other competitors that do not need to transfer personal data to the United States in order to avoid the above-identified risks and legal issues.

On February 2, 2016, the European Commission and the United States agreed on a new framework for the transfer of the personal data of EU subjects. The new arrangement will provide stronger obligations on U.S. companies (including strict standards regarding how personal data of EU individuals is processed and individual rights are guaranteed) and stronger monitoring and enforcement by the U.S. Department of Commerce and Federal Trade Commission. The implementation of this new framework (and our corresponding efforts to facilitate compliance) subjects us to substantial operational and regulatory uncertainty. Furthermore, the new framework is subject to final European Commission approval of an adequacy decision, resulting in substantial additional uncertainty regarding its implementation. This continued evolution of the regulation of data privacy subjects us to substantial operational and compliance risk, the result of which could be a material adverse effect on our financial condition and results of operations.

We have indebtedness which could affect our financial condition, and, if adverse changes in the credit markets occur, we may not be able to borrow funds under our revolving credit facility or refinance our indebtedness.
As of December 31, 2015, we had $101.0 million of outstanding indebtedness under our credit agreement dated November 24, 2015 (the “Credit Agreement”) and we had the ability to borrow an additional $149.0 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.
Our Credit Agreement consists of a revolving facility. The funding of the revolving facility is dependent on a number of financial institutions. It is possible that one or more of the lenders will refuse or be unable to satisfy their commitment to lend to us should we need to borrow funds under the revolving credit facility. If borrowings are unavailable to us and we cannot generate sufficient revenues to fund our operations, our business will be adversely affected. In addition, the inability to borrow could hinder growth if we need funds to complete an acquisition.
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
An important component of our strategy is to expand the geographic markets and the vertical sectors we serve and diversify the products and services we offer through the acquisition of other complementary businesses and technologies (such as the 2014 OilCareers acquisition, the 2013 acquisitions of The IT Job Board and onTargetjobs, the 2012 Slashdot Media and WorkDigital acquisitions, the 2010 WorldwideWorker and Rigzone acquisitions, the 2009 Health Callings acquisition and the 2006 eFinancialGroup acquisition). Our further growth may depend in part on our ability to identify additional suitable acquisition opportunities or consummate such acquisitions on terms that are beneficial to us. We may not be able to identify suitable acquisition opportunities or consummate such acquisitions on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired businesses into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

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
As our operations have expanded, we have experienced a rapid growth in our headcount. We grew from 169 employees at December 31, 2005 to 861 employees at December 31, 2015. Our rapid growth has demanded and will continue to demand substantial resources and attention from our management, including improving our operational and financial systems and expanding, training, retaining and managing our employee base. If we do not effectively manage our growth and expand, train, retain and manage our employee base, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses and reduce our profitability.
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
Congress and various state and local governments, as well as the EU, have passed legislation that regulates various aspects of the Internet, including content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations are also considering legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. A number of proposals have been made at the state and local level that would impose taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of commerce over the Internet and could adversely affect our business, future results of operations, financial condition and liquidity. A law imposing a three-year moratorium on new taxes on Internet based transactions was enacted by Congress in October 1998. The moratorium has been extended by Congress several times with the expiration now being in
October 2016. This moratorium relates to new taxes on Internet access fees and state taxes on commerce that discriminate against out-of-state websites. Sales or use taxes imposed upon the sale of products or services over the Internet are not affected by this moratorium. We may be subject to restrictions on our ability to communicate with our customers through email and phone calls. Several jurisdictions have proposed or adopted privacy related laws that restrict or prohibit unsolicited email or “spam.” These laws may impose significant monetary penalties for violations. For example, the CAN-SPAM Act of 2003, or “CAN-SPAM,” imposes complex and often burdensome requirements in connection with sending commercial email. Key provisions of CAN-SPAM have yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices or services we offer or may offer. Although CAN-SPAM is thought to have preempted state laws governing unsolicited email, the effectiveness of that preemption is likely to be tested in court challenges. If any of those challenges are successful, our business may be subject to state laws and regulations that may further restrict our email marketing practices and the services we may offer. The scope of those regulations is unpredictable. Because a number of these laws are relatively new and still in the process of being implemented, we do not know how courts will interpret these laws. Therefore, we are uncertain as to how new laws or the application of existing laws will affect our business. Increased regulation of the Internet may therefore reduce the use of the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations, financial condition and liquidity.
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
We operate websites serving numerous markets around the world. For the year ended December 31, 2015, approximately 28% of our total revenues were generated outside of the United States. Such amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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
We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2015, we had $198.6 million of goodwill on our balance sheet, which represented approximately 54% of our total assets. We do not amortize goodwill under U.S. GAAP and instead are required to review goodwill at least annually for impairment. During 2015, goodwill of $34.8 million related to the Energy segment was written off. During 2013, goodwill of $7.7 million related to Slashdot Media and Health Callings was written off. During 2008, goodwill of $7.2 million related to eFinancialCareers’ North American operations was written off. In the event impairment is identified again in the future for any of our reporting units, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of our goodwill would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”
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
We do not own any properties. Our corporate headquarters are located at 1040 Avenue of the Americas, New York, New York, where we lease approximately 13,000 square feet. We lease approximately 35,000 square feet of office space in Urbandale, Iowa; 28,000 square feet of office space in Denver, Colorado; 17,000 square feet of office space in London, England; and 16,000 square feet of office space in San Jose, California. In addition, we have small offices in Cincinnati, Ohio; Houston, Texas; Vancouver, British Columbia, Canada; Singapore; Frankfurt, Germany; Amsterdam, Netherlands; Dubai, United Arab Emirates; Perth, Australia; Hong Kong; Beijing, China; Aberdeen, Scotland; Shanghai, China; and Dublin, Ireland. Our small offices are used across multiple segments.
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
Market Information
Our common stock is listed on the NYSE under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock. The high and low quarterly closing sales prices for the common stock for 2015 and 2014 were as follows:

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Low	$8.23	$7.60	$7.14	$7.38	$6.68	$6.82	$7.53	$8.07
High	$10.08	$9.18	$9.12	$9.99	$7.56	$7.65	$9.16	$11.40

As of December 31, 2015, the last reported sale price of our stock as reported by the NYSE was $9.17.
Holders
As of December 31, 2015, there were 38 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.
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
Repurchases of Equity Securities
Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the stock repurchase plans approved by the board of directors:

	III	IV	V	VI
Approval Date	January 2013	December 2013	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million	$50 million	$50 million
Effective Dates	April 2013 to December 2013	December 2013 to December 2014	December 2014 to December 2015	December 2015 to December 2016
The Company is currently under Stock Repurchase Plan VI, which will be in effect for up to one year. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

During the three months ended December 31, 2015, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2015	590,000	$7.87	590,000	$14,692,000
November 1 through November 30, 2015	160,006	8.72	160,006	13,297,000
December 1 through December 31, 2015 [2]	250,000	9.48	250,000	47,629,000
Total	1,000,006	$8.41	1,000,006

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] The Stock Repurchase Plan V concluded on December 11, 2015, and the Stock Repurchase Plan VI commenced on such date.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information required by this item as of December 31, 2015 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	2,673,512	$7.46	3,019,185
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	2,673,512	$7.46	3,019,185
For material features of the plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”

Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2010 through December 31, 2015 (the last trading day of our common stock on the NYSE in 2015) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2015. All values assume reinvestment of the full amount of all dividends, if any.
Comparative Returns

$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dollars

	12/31/2010	12/30/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
DHX	$100.00	$57.77	$63.97	$50.52	$69.76	$63.90
Russell 2000	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18
Dow Jones Internet Composite Index	$100.00	$94.71	$114.91	$176.99	$181.61	$221.76

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed “filed” with the SEC.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (this “Annual Report”).
The following consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc., which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc., which are not included in this Annual Report.

	For the year ended December 31,
	2015 (4)	2014 (3)	2013 (2)	2012 (1)	2011
	(in thousands, except per share information)
Revenues	$259,769	$262,615	$213,482	$195,363	$179,130
Operating expenses	253,414	216,011	184,276	136,467	124,183
Operating income	6,355	46,604	29,206	58,896	54,947
Income from operations before income taxes	3,041	42,849	27,295	56,838	53,489
Net income (loss)	$(10,968)	$27,612	$16,246	$38,087	$34,100

Basic earnings (loss) per share	$(0.21)	$0.53	$0.29	$0.62	$0.52

Diluted earnings (loss) per share	$(0.21)	$0.51	$0.27	$0.59	$0.49

Weighted average shares outstanding:
Basic	51,402	52,328	56,473	61,192	65,809
Diluted	51,402	54,410	59,476	64,604	70,053

	For the year ended December 31,
	2015 (4)	2014 (3)	2013 (2)	2012 (1)	2011
Other Financial Data:	(in thousands)
Net cash from operating activities	$60,809	$55,543	$49,365	$54,661	$64,494
Depreciation and amortization	23,192	27,201	17,401	12,311	14,801
Capital expenditures	(9,078)	(8,710)	(10,555)	(5,902)	(7,776)
Net cash from investing activities	(9,078)	(35,711)	(66,967)	(33,939)	(10,614)
Net cash from financing activities	(44,662)	(31,413)	16,439	(36,829)	(41,595)

	At December 31,
	2015 (4)	2014 (3)	2013 (2)	2012 (1)	2011
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$34,050	$26,777	$39,351	$40,013	$55,237
Acquired intangible assets, net	65,292	81,345	84,905	62,755	56,471
Goodwill	198,598	239,256	230,190	202,944	176,365
Total assets	370,499	427,247	420,641	354,230	326,378
Deferred revenue	83,316	86,444	77,394	69,404	60,887
Long-term debt, including current portion	101,000	110,500	119,000	46,000	15,000
Total stockholders’ equity	138,613	177,798	167,812	190,638	209,216
____________________

(1)	Reflects the FINS.com acquisition in June 2012, Slashdot Media acquisition in September 2012 and the WorkDigital acquisition in October 2012.

(2)	Reflects The IT Job Board acquisition in July 2013 and the onTargetjobs acquisition in November 2013. Includes impairment charges of $15.9 million related to Slashdot Media and Health Callings.

(3)	Reflects the OilCareers acquisition in March 2014.

(4)	Reflects impairment of goodwill of $34.8 million related to the Energy segment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our websites offer job postings, news and content, career development and recruiting services tailored to the specific needs of the professional community that each website serves.
Through our predecessors, we have been in the recruiting and career development business for more than 25 years. Based on our operating structure, we have identified five reportable segments under the Segment Reporting topic of the FASB Accounting Standards Codification (ASC).
Our reportable segments include:

•	Tech & Clearance— Dice, ClearanceJobs, Dice Europe and career fairs

•	Finance— eFinancialCareers

•	Energy— Rigzone, OilCareers (acquired March 2014 and merged into Rigzone March 2015) and career fairs

•	Healthcare— Health eCareers and BioSpace

•	Hospitality— Hcareers
We have other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media, WorkDigital, BrightMatter and IT Media and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customers based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Finance, Energy, Healthcare and Hospitality segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. At December 31, 2015 and 2014, Dice had approximately 7,600 and 7,800 total recruitment package customers, respectively. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of $1,044 for the year ended December 31, 2014 to $1,094 for the year ended December 31, 2015. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $84.3 million at December 31, 2015, including $969,000 of Slashdot Media deferred revenue classified as held for sale as of December 31, 2015, and $86.4 million at December 31, 2014.
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
Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on our Dice, Rigzone, eFinancialCareers, ClearanceJobs, Health eCareers, BioSpace and Hcareers websites. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. Our arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. Revenue from the sale of classified job postings and data services is recognized ratably over the length of the contract or the period of actual usage. Revenue from recruitment events is recognized when the event is held. Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time leads are delivered to our customers.
Goodwill
As a result of our various acquisitions, we have recorded goodwill. We record goodwill when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the two step impairment test is required. The first step of the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. The second step measures the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with its carrying amount. Our annual impairment test for the goodwill is performed on October 1 on the following reporting units:

Reporting Unit	Impairment Indicated
Dice	No
Dice Europe	No
Energy	Yes
Finance	No
Healthcare	No
Hospitality	No
WorkDigital	No
The fair value of each reporting unit was in excess of the carrying value during the year ended December 31, 2015, with the exception of the Energy reporting unit. Goodwill impairment of $34.8 million was recorded during the year ended December 31, 2015 at the Energy reporting unit. The fair value of this reporting unit was determined by a combination of a discounted cash flow methodology and market comparable method. Cash flow projections for this reporting unit decreased during the fourth quarter of 2015 due to a decline in financial performance resulting from declining oil prices. The charge is reflected as Impairment of Goodwill on the Consolidated Statements of Operations.
During the year ended December 31, 2013, an impairment loss of $6.3 million was recorded for the Slashdot Media reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology. Cash flow projections for this reporting unit decreased during the fourth quarter of 2013 due to a decline in financial performance and expectations for the business. During the year ended December 31, 2013, an impairment loss of $1.4 million was recorded for the Health Callings reporting unit. The fair value of this reporting unit was determined by a discounted cash flow methodology. During the fourth quarter of 2013, the Company determined that the Health Callings brand and website would be merged into the recently acquired Health eCareers website. Cash flow projections for Health Callings as a separate reporting unit were not sufficient to support the goodwill recorded. The losses are recorded as Impairment of Goodwill on the Consolidated Statements of Operations.
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
Income Taxes
We utilize the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The calculation of our tax liabilities involves dealing with uncertainties in applying tax laws and regulations in numerous jurisdictions. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the positions will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Because of the complexity of some of these uncertainties, the ultimate resolution could result in a payment that is materially different from our current estimate of the accrual for unrecognized tax benefits.
Stock and Stock Based Compensation
Under our 2012 Omnibus Equity Award Plan, we have granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain of our employees and directors. Compensation expense is recorded for stock awards made to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The fair value of options granted during the years ended December 31, 2014 and 2013 was estimated on the grant date using Black-Scholes option-pricing model. No options were granted during the year ended December 31, 2015. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant. The fair value of PSUs is measured using the Monte Carlo pricing model. The expense related to the PSUs is recorded over the vesting period.
Recent Developments
Declines in oil prices have decreased demand for energy professionals worldwide. This decline in demand for energy professionals has significantly decreased the use of our energy industry job posting websites and related services. As a result, we recorded an impairment of goodwill of $34.8 million at the Energy segment.
The Company sold its Slashdot and SourceForge businesses (together referred to as “Slashdot Media”) to BIZX, LLC in a transaction that closed on January 27, 2016.
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
Declines in oil prices in 2014 and 2015 is an example of how economic conditions can negatively impact our revenues and results of operations. As a result, we have seen decreased demand for energy professionals worldwide. This decline in demand and any future declines in demand for energy professionals could further decrease the use of our energy industry job posting websites and related services. From the second half of 2011 into 2014, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment activity continues to be slow in the industries in which we operate during 2016 and beyond, our revenues and results of operations will be negatively impacted.
Results of Operations
Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2015, 2014 and 2013. Consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	15.1%	14.2%	11.0%
Product development	11.5%	9.9%	10.5%
Sales and marketing	31.5%	31.7%	32.2%
General and administrative	17.2%	16.0%	16.9%
Depreciation	3.6%	4.2%	3.8%
Amortization of intangible assets	5.3%	6.2%	4.4%
Impairment of goodwill	13.4%	—%	3.6%
Impairment of intangible and fixed assets	—%	—%	3.8%
Change in acquisition related contingencies	—%	0.1%	0.1%
Total operating expenses	97.6%	82.3%	86.3%
Operating income	2.4%	17.7%	13.7%
Interest expense and other	(1.3)%	(1.4)%	(0.9)%
Income before income taxes	1.2%	16.3%	12.8%
Income tax expense	5.4%	5.8%	5.2%
Net income (loss)	(4.2)%	10.5%	7.6%
Comparison of Years Ended December 31, 2015 and 2014
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2015	2014
	(in thousands, except percentages)
Tech & Clearance	$138,553	$133,609	$4,944	3.7%
Finance	36,408	36,661	(253)	(0.7)%
Energy	21,036	30,449	(9,413)	(30.9)%
Healthcare	30,762	26,913	3,849	14.3%
Hospitality	15,954	13,656	2,298	16.8%
Corporate & Other	17,056	21,327	(4,271)	(20.0)%
Total revenues	$259,769	$262,615	$(2,846)	(1.1)%
We experienced an increase in the Tech & Clearance segment revenue of $4.9 million, or 3.7%. Revenues for related career fairs and ClearanceJobs increased by $2.3 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily due to ClearanceJobs as a result of improved market conditions and enhanced product offerings. Revenue at Dice increased by $1.6 million compared to the same period in 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 5% from the year ended December 31, 2014 to the year ended December 31, 2015. Recruitment package customer count decreased from

7,800 at December 31, 2014 to 7,600 at December 31, 2015. Dice Europe revenue increased by $1.0 million as compared to the same period in 2014.
The Finance segment experienced a decrease in revenue of $253,000, or 0.7%. Currency impact for the year ended December 31, 2015 decreased revenue by approximately $2.6 million. In constant currency, revenues would have increased by approximately $2.3 million. In functional currency, revenue increased 12% in the Asia Pacific region, 8% in the UK, 7% in Continental Europe and 5% in North America.
Revenues for the Energy segment totaled $21.0 million for the year ended December 31, 2015, a decrease of $9.4 million, or 30.9%, from the comparable 2014 period. The decrease was a result of declines in the Rigzone business due to difficult macro-environment conditions in the energy market.
The Healthcare segment, consisting of Health eCareers and BioSpace, increased revenue by $3.8 million, or 14.3% from the comparable 2014 period, as a result of increased utilization by customers and enhanced product offerings. The fair value adjustment to deferred revenue decreased revenue by $855,000 for the year ended December 31, 2014 and did not recur in the current period.
Revenues for the Hospitality segment, which represents Hcareers, increased $2.3 million, or 16.8%, primarily due to increased usage by customers. The fair value adjustment to deferred revenue decreased revenue by $1.0 million for the year ended December 31, 2014 and did not recur in the current period.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media, WorkDigital and IT Media, decreased by $4.3 million or 20.0% reflecting a decline in certain revenue streams at Slashdot Media.
Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Cost of revenues	$39,147	$37,212	$1,935	5.2%
Percentage of revenues	15.1%	14.2%
The Tech & Clearance segment experienced an increase of $1.7 million attributed to consulting, data hosting and compensation related costs. The Corporate & Other segment increased by $724,000 due to web hosting costs and additional headcount at WorkDigital of $381,000. The remaining increase in cost of revenues at the Corporate & Other segment was due to approximately $400,000 at Slashdot Media as a result of increased spending with external partners for lead generation, partially offset by a discontinued equipment lease and savings due to contract renegotiations. The Finance segment increased by $232,000 due to increased compensation costs, partially offset by savings in web hosting. The Energy segment decreased by $330,000 primarily due to fewer recruitment events in the year ended December 31, 2015, partially offset by increased compensation costs as a result of additional headcount. The Hospitality segment decreased $229,000 as a result of decreased compensation costs and software expenses.
Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Product development	$29,863	$26,087	$3,776	14.5%
Percentage of revenues	11.5%	9.9%
An increase of $2.2 million was experienced in the Tech & Clearance segment, primarily driven by additional salaries and related costs of $2.0 million for the increased number of employees. The Healthcare segment increased by $798,000 as a result of increased headcount and related compensation costs. These increases reflect our increased investment in new products and services and improving our current offerings.
Energy increased $479,000 due to additional salaries and related costs from integrating OilCareers into the Rigzone website. These increases in headcount and additional compensation-related costs reflect our increased investment in new products and technology. The Corporate & Other segment experienced an increase of $371,000 attributable primarily to additional headcount of $719,000, increased salaries and related costs of approximately $560,000 due to the BrightMatter Group, partially offset by a decrease of $458,000 due to lower headcount at Corporate and decreased consulting costs of $288,000 at WorkDigital. Product development expenses at Slashdot Media decreased by approximately $200,000 as a result of lower salaries and related costs.
Sales and Marketing Expenses

	Year Ended December 31,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Sales and marketing	$81,755	$83,299	$(1,544)	(1.9)%
Percentage of revenues	31.5%	31.7%
Sales and marketing costs for the Finance segment decreased by $2.0 million. Marketing costs at the Finance segment decreased by $1.2 million primarily due to lower discretionary marketing spend of $616,000 and lower compensation-related expenses of $497,000. Sales expense at the Finance segment decreased $820,000 due to decreased employee-related expenses of $470,000 and a $350,000 decrease in commissions costs. The Energy segment sales and marketing expense decreased by $1.4 million primarily due to decreased employee-related expenses of $700,000 and decreased commissions of $675,000 as a result of lower billings. The Corporate & Other segment decreased $550,000 due to decreased salaries and related costs and commissions costs at WorkDigital of approximately $500,000, delayed hiring and turnover and lower commissions at Slashdot Media of approximately $350,000, partially offset by increased sales costs at Corporate due to overall company sales training and recognition expenses of $200,000.
The Tech & Clearance segment experienced an increase in sales and marketing expense of $1.6 million. Sales expense increased by $1.6 million primarily due to increased employee-related expenses of $1.2 million and increased commissions costs of $288,000 as a result of higher billings. Marketing costs increased $1.3 million at Dice Europe as a result of increased spending on search engine optimization, aggregators, and rebranding initiatives and decreased $1.2 million at Dice primarily due to decreased spending on advertising. The Healthcare segment experienced an increase in overall sales and marketing expense of $645,000 for the year ended December 31, 2015, due to increased marketing and branding initiatives.
General and Administrative Expenses

	Year Ended December 31,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
General and administrative	$44,639	$42,059	$2,580	6.1%
Percentage of revenues	17.2%	16.0%
Stock-based compensation expense was $10.2 million, an increase of $2.7 million compared to the same period in 2014. The increase was primarily due to 415,000 PSUs issued in 2015 as described in Note 12 to the Consolidated Financial Statements.
General and administrative expense for the Tech & Clearance segment decreased $1.9 million in the year ended December 31, 2015, as compared to the same period in 2014, of which Dice Europe decreased $1.5 million primarily attributable to decreased compensation-related costs and lower rent expense in the current year. The remaining decrease in general and administrative expense for the Tech & Clearance segment was due to lower compensation related expenses, partially offset by increased rent and relocation costs. The $506,000 decrease in general and administrative expense for the Energy segment was primarily attributable to decreased compensation-related costs.
The Corporate & Other segment increased by $1.1 million primarily due to increased bad debt expense of $600,000 related to one customer at Slashdot Media and $439,000 related to increased professional fees. The Finance segment increased $650,000 due primarily to increased compensation-related expenses, audit fees and communication costs, partially offset by lower recruitment fees. The Healthcare segment increased by $626,000, primarily due to bad debt expense and facilities-related costs.

Depreciation

	Year Ended December 31,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Depreciation	$9,298	$10,944	$(1,646)	(15.0)%
Percentage of revenues	3.6%	4.2%
Depreciation expense for the year ended December 31, 2015 was $9.3 million compared to $10.9 million for the same period of 2014, a decrease of $1.6 million or 15.0%. The decrease was due to lower depreciable fixed assets in the current period.
Amortization of Intangible Assets

	Year Ended December 31,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Amortization	$13,894	$16,257	$(2,363)	(14.5)%
Percentage of revenues	5.3%	6.2%

Amortization expense for the year ended December 31, 2015 was $13.9 million compared to $16.3 million for the same period in 2014, a decrease of $2.4 million or 14.5%. Amortization expense for the year ended December 31, 2015 decreased by $1.9 million, $709,000 and $379,000 due to certain intangible assets at Health eCareers, Rigzone and Dice Europe, respectively, becoming fully amortized. This decrease in amortization expense was partially offset by an increase of $1.3 million due to the OilCareers acquisition, accelerated due to OilCareers’ rebranding to Rigzone.
Impairment of goodwill
During the fourth quarter of 2015, we determined that the goodwill at the Energy reporting unit was impaired. The fair value of this reporting unit was determined by a combination of a discounted cash flow methodology and market comparable method. Cash flow projections for this reporting unit decreased significantly during the fourth quarter of 2015 due to the decline in demand for energy professionals, which has significantly decreased the use of our energy industry job posting websites and related services. As a result, $34.8 million was recorded for the impairment of goodwill.
Operating Income
Operating income for the year ended December 31, 2015 was $6.4 million compared to $46.6 million for the same period in 2014, a decrease of $40.2 million or 86.4%. The decrease was primarily driven by the impairment of goodwill recorded at Energy of $34.8 million in 2015. Also contributing to the decrease was decreased revenue related to declines in the Rigzone business due to difficult macro-environment conditions in the energy market and decreased revenue related to certain revenue streams at Slashdot Media. Partially offsetting this decrease in revenue was an increase at the Healthcare and Hospitality segments as a result of increased revenues and lower amortization and depreciation expense. Additionally, the increase in headcount and compensation-related costs contributed to the decrease in operating income.
Interest Expense

	Year Ended December 31,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Interest expense	$3,289	$3,744	$(455)	(12.2)%
Percentage of revenues	1.3%	(1.4)%
Interest expense for the year ended December 31, 2015 was $3.3 million compared to $3.7 million for the same period in 2014, an decrease of $0.5 million or 12.2%. The weighted-average debt outstanding was lower in the year ended December 31, 2015 as compared to the same period in 2014, resulting in lower interest expense.

Income Taxes

	Year Ended December 31,
	2015	2014
	(in thousands, except percentages)
Income before income taxes	$3,041	$42,849
Income tax expense	14,009	15,237
Effective tax rate	460.7%	35.6%
A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	Year Ended December 31,
	2015	2014
Federal statutory rate	35.0%	35.0%
Permanent items excluding nondeductible impairment	0.6%	0.8%
Nondeductible impairment	302.5%	—%
State taxes, net of federal effect	47.2%	2.4%
Difference between foreign and U.S. rates	77.8%	(1.7)%
Change in unrecognized tax benefits	1.5%	1.8%
Recognition of tax loss carryforwards	—%	(4.3)%
Other	(3.9)%	1.6%
Effective tax rate	460.7%	35.6%
The effective income tax rate was 460.7% and 35.6% for the years ended December 31, 2015 and December 31, 2014, respectively. The tax rate was higher in the current year because the Company recorded a $34.8 million charge for impairment of goodwill. Of the total impairment, $33.6 million related to goodwill for which the Company had zero tax basis, and thus represented a permanent non-deductible amount for tax purposes. Based on the statutory tax rates in the jurisdictions where the impairment was recorded, the $33.6 million non-deductible amount resulted in tax expense of $9.2 million.
The impairment caused the Company’s 2015 state tax rate to differ significantly from 2014.  U.S. income before taxes for the year ended December 31, 2015 included a non-deductible impairment charge of $15.3 million.  Excluding the non-deductible impairment, the Company had U.S. income before taxes of $34.1 million, which resulted in state tax expense of $1.4 million.
The Company’s 2015 allocation of income (loss) between the U.S. and foreign jurisdictions differed significantly from 2014 due to the impact of the impairment.  Income (loss) before taxes for the year ended December 31, 2015 was $18.8 million in the U.S. and $(15.8) million in foreign jurisdictions.  The foreign loss included a non-deductible impairment charge of $18.3 million.  Excluding the impairment, the Company had foreign income before taxes of $2.5 million, which resulted in foreign tax expense of $914,000.
Earnings per Share
Basic earnings (loss) per share was $(0.21) and $0.53 for the years ended December 31, 2015 and December 31, 2014, respectively, a decrease of $0.74. Diluted earnings (loss) per share was $(0.21) and $0.51, respectively, a decrease of $0.72. The decreases were primarily due to a decrease in net income, partially offset by decreased weighted-average shares outstanding due to stock repurchases. We recorded an impairment of goodwill of $34.8 million or $0.67 per diluted share related to the Energy segment.

Comparison of Years Ended December 31, 2014 and 2013
Revenues

	Year Ended December 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Tech & Clearance	$133,609	$130,969	$2,640	2.0%
Finance	36,661	34,997	1,664	4.8%
Energy	30,449	23,503	6,946	29.6%
Healthcare	26,913	5,563	21,350	N/A
Hospitality	13,656	1,389	12,267	N/A
Corporate & Other	21,327	17,061	4,266	25.0%
Total revenues	$262,615	$213,482	$49,133	23.0%
Our revenues were $262.6 million for the year ended December 31, 2014 compared to $213.5 million for the same period in 2013, an increase of $49.1 million, or 23.0%.
We experienced an increase in the Tech & Clearance segment revenue of $2.6 million, or 2.0%, of which the acquisition of The IT Job Board contributed $4.5 million to the increase. Revenue at Dice.com decreased by $2.1 million compared to the same period in 2013. Recruitment package customer count decreased from 8,100 at December 31, 2013 to 7,800 at December 31, 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 4% from the year ended December 31, 2013 to the year ended December 31, 2014. Revenues for related career fairs and ClearanceJobs increased by $241,000 for the year ended December 31, 2014 as compared to the same period in 2013.
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
The Healthcare segment, consisting of Health eCareers, BioSpace and Health Callings, increased revenue by $21.4 million. The acquisitions of Health eCareers and BioSpace on November 7, 2013 provided the increase.
Revenues for the Hospitality segment, which represents Hcareers, totaled $13.7 million. Hcareers was acquired on November 7, 2013. Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and WorkDigital, increased by $4.3 million or 25.0% due to an improvement in the operations of Slashdot Media and a full year of operations of IT Media in 2014.
Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Cost of revenues	$37,212	$23,429	$13,783	58.8%
Percentage of revenues	14.2%	11.0%
Our cost of revenues for the year ended December 31, 2014 was $37.2 million compared to $23.4 million for the same period in 2013, an increase of $13.8 million, or 58.8%. The Healthcare segment increased $9.1 million due to the acquisitions of Health eCareers and BioSpace. Health eCareers has relationships with various healthcare associations which provide traffic and jobs to the website. Royalties paid to these associations are driving $5.8 million of the increase at the Healthcare segment. The Tech & Clearance segment experienced an increase of $3.1 million. Approximately $2.3 million of the $3.1 million increase was attributed to additional compensation and software subscriptions. The acquisition of The IT Job Board added

$770,000 to the remainder of the increase at the Tech & Clearance segment. The Hospitality segment increased $1.4 million due to the acquisition of Hcareers.
Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2014	2013
	(in thousands, except percentages)
Product Development	$26,087	$22,437	$3,650	16.3%
Percentage of revenues	9.9%	10.5%
Product development expenses for the year ended December 31, 2014 were $26.1 million compared to $22.4 million for the same period in 2013, an increase of $3.7 million or 16.3%. The Healthcare segment increased by $1.9 million; the acquisition of Health eCareers and BioSpace contributed to the increase. An increase of $1.3 million was experienced in the Tech & Clearance segment, primarily driven by additional salaries and related costs of $1.5 million for the increased number of employees, partially offset by increased capitalized development costs. This increase was partially offset by decreased training, software and testing expenses of $335,000. The acquisition of The IT Job Board added the remaining $227,000 of the increase.
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
Sales and marketing expenses for the year ended December 31, 2014 were $83.3 million compared to $68.8 million for the same period in 2013, an increase of $14.5 million or 21.1%. The Healthcare segment experienced an increase in overall sales and marketing expense of $5.2 million to $9.2 million for the year ended December 31, 2014, of which $7.0 million was related to the acquisition of Health eCareers and BioSpace. This $7.0 million increase was offset by decreased sales and marketing expenses at Health Callings of $1.8 million. Sales and marketing expenses for the Hospitality segment increased by $3.3 million due to increased costs related to the acquisition of Hcareers. The Energy segment sales and marketing expense increased by $2.3 million due to increased costs related to the acquisition of OilCareers.
The Tech & Clearance segment experienced an increase in sales and marketing expense of $2.0 million. The acquisition of The IT Job Board added $2.9 million to the increase in sales and marketing costs at the Tech & Clearance segment. This $2.9 million increase was partially offset by decreased marketing costs of $3.0 million due to reallocation of marketing initiatives and reduction in email campaigns at Dice.com. Sales expense increased by $2.0 million due to increased commissions costs as a result of higher billings, additional headcount and increased employee-related expenses. Sales and marketing costs for the Finance segment increased by $1.2 million primarily due to a $1.3 million increase in commissions costs as a result of higher billings and increased employee-related expenses. Marketing costs at the Finance segment decreased by $184,000 due to timing of marketing spend.

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
General and administrative expense for the Tech & Clearance segment increased $2.3 million in the year ended December 31, 2014, as compared to the same period in 2013 due to increases of $1.2 million related to recruitment fees, employee-related expenses, additional headcount and additional office space, a majority of which was related to the expansion of Dice.com’s presence in Silicon Valley. The remaining increase of approximately $1.1 million at the Tech & Clearance segment was due to costs related to The IT Job Board business. The Healthcare and Hospitality segments increased by $2.1 million and $919,000, respectively, due to the acquisitions of Health eCareers and BioSpace and Hcareers, respectively. The $1.2 million increase in general and administrative expense for the Energy segment was primarily attributable to costs related to the OilCareers acquisition. The Finance segment increased $459,000 due primarily to increased recruiting fees.
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

During the fourth quarter of 2013, we determined that the goodwill at Health Callings’ reporting unit was impaired. The fair value of this reporting unit was determined by a discounted cash flow methodology. Cash flow projections for this reporting unit decreased significantly during the fourth quarter of 2013 due to the acquisition of the healthcare recruiting website, Health eCareers. As a result, $1.4 million was recorded for the impairment of goodwill.
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

We present Adjusted EBITDA because covenants in our Credit Agreement contain ratios based on this measure. Our Credit Agreement is material to us because it is one of our primary sources of liquidity. If our Adjusted EBITDA were to decline below certain levels, covenants in our Credit Agreement that are based on Adjusted EBITDA may be violated and could cause a default and acceleration of payment obligations under our Credit Agreement. See Note 8 “Indebtedness” for additional information on the covenants for our Credit Agreement.
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

A reconciliation of Adjusted EBITDA for the years ending December 31, 2015, 2014 and 2013 (in thousands) follows:

	Year ended December 31,
	2015	2014	2013
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$(10,968)	$27,612	$16,246
Interest expense	3,289	3,744	1,906
Interest income	—	—	(30)
Income tax expense	14,009	15,237	11,049
Depreciation	9,298	10,944	8,065
Amortization of intangible assets	13,894	16,257	9,336
Change in acquisition related contingencies	—	153	197
Impairment of goodwill	34,818	—	7,728
Non-cash stock compensation expense	10,185	7,498	8,131
Deferred revenue adjustment	—	2,887	1,773
Impairment of intangible and fixed assets	—	—	8,156
Other	25	11	35
Adjusted EBITDA	$74,550	$84,343	$72,592

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$60,809	$55,543	$49,365
Interest expense	3,289	3,744	1,906
Amortization of deferred financing costs	(402)	(365)	(264)
Interest income	—	—	(30)
Income tax expense	14,009	15,237	11,049
Deferred income taxes	989	3,698	7,482
Change in accrual for unrecognized tax benefits	(44)	(774)	(116)
Change in accounts receivable	2,140	9,709	1,438
Change in deferred revenue	571	(8,767)	(2,378)
Deferred revenue adjustment	—	2,887	1,773
Changes in working capital and other	(6,811)	3,431	2,367
Adjusted EBITDA	$74,550	$84,343	$72,592

Net Income Excluding Impairment Charge

Net Income excluding impairment charge is a non-GAAP metric used by management to measure operating performance after removing the impact of the non-cash impairment charge. Net Income excluding impairment charge is defined as Net Income less impairment charge, net of income taxes. A reconciliation of Net Income excluding impairment charge for the years ending December 31, 2015, 2014 and 2013 (in thousands) follows:

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$(10,968)	$27,612	$16,246
Less impact of impairment charge, net of taxes	34,246	—	10,317
Net income, excluding impairment charge	$23,278	$27,612	$26,563

Diluted Earnings per Share Excluding Impairment Charge

Diluted earnings per share excluding impairment charge is a non-GAAP metric used by management to measure operating performance after removing the impact of the non-cash impairment charge. Diluted earnings per share excluding impairment charge is defined as diluted earnings (loss) per share less impact per share of impairment charge. A reconciliation of Diluted Earnings per Share excluding impairment charge for the years ending December 31, 2015, 2014 and 2013 (in thousands) follows:

	Year ended December 31,
	2015	2014	2013
Diluted Earnings (Loss) per Share	$(0.21)	$0.51	$0.27
Less impact per share of impairment charge	0.67	—	0.18
Diluted Earnings per Share, excluding impairment charge	$0.46	$0.51	$0.45

Adjusted Revenues
Adjusted Revenues is a non-GAAP metric used by management to measure the operating performance of our acquisitions. Adjusted Revenues represents Revenues plus the add back of the fair value adjustment to deferred revenue related to purchase accounting of acquisitions.

Adjusted EBITDA Margin
Adjusted EBITDA Margin is a non-GAAP metric used by management to measure the operating performance. Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Adjusted Revenues. A reconciliation of Adjusted Revenues and Adjusted EBITDA Margin for the years ending December 31, 2015, 2014 and 2013 (in thousands) follows:

	Year ended December 31,
	2015	2014	2013
Revenues	$259,769	$262,615	$213,482
Add back fair value adjustment to deferred revenue	—	2,887	1,773
Adjusted Revenues	$259,769	$265,502	$215,255
Adjusted EBITDA	$74,550	$84,343	$72,592
Adjusted EBITDA Margin	29%	32%	34%

Adjusted Revenues Excluding Slashdot Media
Adjusted Revenues excluding Slashdot Media is a non-GAAP metric used by management to measure operating performance going forward given our sale of Slashdot Media. Adjusted Revenues excluding Slashdot Media represents Adjusted Revenues as defined above less Slashdot Media revenue.

Adjusted EBITDA Excluding Slashdot Media
Adjusted EBITDA excluding Slashdot Media is a non-GAAP metric used by management to measure operating performance going forward given our sale of Slashdot Media. Adjusted EBITDA excluding Slashdot Media, represents Adjusted EBITDA as defined above, less Slashdot Media EBITDA.

Adjusted EBITDA Margin Excluding Slashdot Media
Adjusted EBITDA Margin excluding Slashdot Media is a non-GAAP metric used by management to measure operating performance going forward given our sale of Slashdot Media. Adjusted EBITDA Margin excluding Slashdot Media is computed as Adjusted EBITDA, excluding Slashdot Media, divided by Adjusted Revenues, excluding Slashdot Media. A reconciliation of Adjusted Revenues excluding Slashdot Media, Adjusted EBITDA excluding Slashdot Media and Adjusted EBITDA Margin excluding Slashdot Media for the years ending December 31, 2015, 2014 and 2013 (in thousands) follows:

	Year ended December 31,
	2015	2014	2013
Adjusted Revenues	$259,769	$265,502	$215,255
Less impact of Slashdot Media	14,819	18,240	15,918
Adjusted Revenues, excluding Slashdot Media	$244,950	$247,262	$199,337

Adjusted EBITDA	$74,550	$84,343	$72,592
Less impact of Slashdot Media	1,663	5,389	1,204
Adjusted EBITDA, excluding Slashdot Media	$72,887	$78,954	$71,388

Adjusted EBITDA Margin, excluding Slashdot Media	30%	32%	36%

Revenue Growth in Constant Currency
Revenue growth in constant currency is a non-GAAP metric used by management to measure operating performance excluding the impact of the change in foreign currency exchange rates. To measure revenue growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of revenue. Revenue growth in constant currency is calculated by translating current year results at prior year average foreign currency exchange rates. A reconciliation of revenue growth in constant currency (in thousands) follows:

	Year ended December 31,
	2015	2014	Increase (Decrease)	Percent Change
Finance segment revenues	$36,408	$36,661	$(253)	(0.7)%
Currency impact	2,565	—	N/A	N/A
Finance segment revenues, in constant currency	$38,973	$36,661	$2,312	6.3%

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
We have summarized our free cash flow for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year ended December 31,
	2015	2014	2013
Cash from operating activities	$60,809	$55,543	$49,365
Purchases of fixed assets	(9,078)	(8,710)	(10,555)
Free cash flow	$51,731	$46,833	$38,810

Cash Flows
We have summarized our cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31,
	2015	2014	2013
Cash from operating activities	$60,809	$55,543	$49,365
Cash from investing activities	(9,078)	(35,711)	(66,967)
Cash from financing activities	(44,662)	(31,413)	16,439
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At December 31, 2015, we had cash of $34.1 million compared to $26.8 million at December 31, 2014. Cash held in non-United States jurisdictions totaled approximately $25.8 million at December 31, 2015. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal sources of liquidity is cash, as well as the cash flow that we generate from our operations. In addition, externally, we had $149.0 million in borrowing capacity under our Credit Agreement at December 31, 2015. We believe that our existing cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving credit facility may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Comparison of Years Ended December 31, 2015 and 2014
Operating Activities
Net cash flows from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairment of goodwill and the effect of changes in working capital. Net cash flows from operating activities were $60.8 million and $55.5 million for the years ended December 31, 2015 and 2014, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flows from operations in the years ended December 31, 2015 and 2014.
Investing Activities
During the year ended December 31, 2015, cash used by investing activities was $9.1 million compared to cash used of $35.7 million in the year ended December 31, 2014. Cash used by investing activities in the year ended December 31, 2015 was attributable to the $9.1 million used to purchase fixed assets. Cash used by investing activities in the year ended December 31, 2014 was primarily attributable to the $27.0 million used to purchase the business of OilCareers and $8.7 million used to purchase fixed assets.
Financing Activities
Cash used for financing activities during the year ended December 31, 2015 was $44.7 million compared to cash used of $31.4 million in the year ended December 31, 2014. The cash used during the current period was primarily due to $38.2 million of payments to repurchase the Company’s common stock, $9.5 million used in net repayments on long-term debt, and $3.8 million in payment of acquisition related contingencies related to The IT Job Board acquisition, partially offset by $7.0 million in proceeds from stock option exercises. During the year ended December 31, 2014, the cash provided was primarily due to $33.0 million of payments to repurchase the Company’s common stock, $8.5 million used in net repayments of long-term debt, and $5.8 million in payment of acquisition related contingencies related to the IT Job Board and WorkDigital, partially offset by $14.1 million in proceeds from stock option exercises.

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

Financings and Capital Requirements

Credit Agreement
In November 2015, we entered into a new Credit Agreement, which provides for a revolving loan facility of $250.0 million, maturing in November 2020. The Company borrowed $105.0 million under the new Credit Agreement to repay in full all outstanding indebtedness under the previously existing credit agreement dated October 2013, terminating that agreement. A portion of the proceeds was also used to pay certain costs associated with the Credit Agreement and for working capital purposes.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio.
The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2015, our consolidated leverage ratio was 1.35 to 1.0 and was required to be less than 3.0 to 1.0. Our consolidated interest coverage ratio was 22.4 to 1.0 and was required to be greater than 3.5 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2015, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 8 in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
Offerings of Stock
In October 2013, we filed a registration statement on Form S-3 (File No. 333-191962) with the SEC, as amended by Amendment No. 1 to Form S-3 dated December 13, 2013, that allows the Company to offer, from time to time, up to an aggregate of $50,000,000 in shares of the Company’s common stock or preferred stock, or any combination thereof, in one or more offerings in amounts, at prices and on terms that the Company determines at the time of the offering.
In addition, we registered an aggregate of up to 21,543,135 shares of the Company’s common stock for resale by certain selling stockholders (including stockholders affiliated with General Atlantic LLC and Quadrangle Group LLC) from time to time in one or more offerings. In September 2014, we completed a public offering, whereby certain selling stockholders affiliated with General Atlantic LLC sold 2,500,000 shares of common stock registered pursuant to such registration statement. Based solely on a review of public filings, as of December 31, 2015, the General Atlantic LLC stockholders no longer beneficially owned any shares of our common stock. On November 12, 2015 and December 8, 2015, stockholders affiliated with Quadrangle Group LLC distributed 3,700,000 shares and 2,500,000 shares respectively to their investors. Such distributions were not registered offerings. Based solely on a review of public filings, as of December 31, 2015, the Quadrangle Group LLC stockholders beneficially owned 2,483,661 shares of our common stock. We did not receive any proceeds relating to any foregoing offering or distribution by stockholders affiliated with General Atlantic LLC or Quadrangle Group LLC.
Other Capital Requirements
We anticipate capital expenditures in 2016 to be approximately $10 million to $12 million. We intend to use operating cash flows to fund capital expenditures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of December 31, 2015:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$101,000	$—	$—	$101,000	$—
Operating lease obligations	25,682	4,182	7,608	6,686	7,206
Total contractual obligations	$126,682	$4,182	$7,608	$107,686	$7,206
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of December 31, 2015, we had $101.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 8 “Indebtedness” in our consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.25% (the rate in effect on December 31, 2015) on our current borrowings, interest payments are expected to be $5.6 million for both 2016-2017 and 2018-2019, and $2.6 million in 2020.
As of December 31, 2015, we recorded approximately $3.4 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2015 are $3.4 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $829,000 of its unrecognized tax benefits may be recognized in the next twelve months as a result of a lapse of the statute of limitations.

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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Slashdot Media, Dice Europe and Hcareers also conduct business outside the United States. For the years ended December 31, 2015 and 2014, approximately 28% and 29% of our revenues, respectively, were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the United States dollar and the subsequent translation of the pound sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and United States dollar decreased by 1.0%, the impact on our revenues during 2015 would have been a decrease of approximately $353,000.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2015 and December 31, 2014, our translation adjustment, net of tax, decreased stockholders’ equity by $20.5 million and $13.9 million, respectively. The change from December 31, 2014 to December 31, 2015 is primarily attributable to the position of the United States dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of December 31, 2015, we had outstanding borrowings of $101.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2016 on our current borrowings would increase by approximately $1.0 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
DHI Group, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of DHI Group, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DHI Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 9, 2016

DHI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(in thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$34,050	$26,777
Accounts receivable, net of allowance for doubtful accounts of $2,887 and $2,888	46,380	49,048
Income taxes receivable	916	3,973
Prepaid and other current assets	3,072	4,764
Assets held for sale	4,265	—
Total current assets	88,683	84,562
Fixed assets, net	15,255	16,066
Acquired intangible assets, net	65,292	81,345
Goodwill	198,598	239,256
Deferred financing costs, net of accumulated amortization of $1,163 and $761	1,564	1,320
Deferred income taxes	322	481
Other assets	785	926
Total assets	$370,499	$423,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,883	$25,714
Deferred revenue	83,316	86,444
Current portion of acquisition related contingencies	—	3,883
Current portion of long-term debt	—	2,500
Income taxes payable	4,006	1,205
Liabilities held for sale	2,334	—
Total current liabilities	113,539	119,746
Long-term debt	101,000	108,000
Deferred income taxes	10,849	12,190
Accrual for unrecognized tax benefits	3,436	3,392
Other long-term liabilities	3,062	2,830
Total liabilities	231,886	246,158
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 80,717 and 77,366 shares, respectively; outstanding: 52,622 and 54,142 shares, respectively	807	774
Additional paid-in capital	352,208	332,985
Accumulated other comprehensive loss	(20,468)	(13,906)
Accumulated earnings	49,476	60,444
Treasury stock, 28,095 and 23,224 shares, respectively	(243,410)	(202,499)
Total stockholders’ equity	138,613	177,798
Total liabilities and stockholders’ equity	$370,499	$423,956
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

	For the year ended December 31,
	2015	2014	2013
Revenues	$259,769	$262,615	$213,482
Operating expenses:
Cost of revenues	39,147	37,212	23,429
Product development	29,863	26,087	22,437
Sales and marketing	81,755	83,299	68,799
General and administrative	44,639	42,059	36,129
Depreciation	9,298	10,944	8,065
Amortization of intangible assets	13,894	16,257	9,336
Impairment of goodwill	34,818	—	7,728
Impairment of intangible and fixed assets	—	—	8,156
Change in acquisition related contingencies	—	153	197
Total operating expenses	253,414	216,011	184,276
Operating income	6,355	46,604	29,206
Interest expense	(3,289)	(3,744)	(1,906)
Interest income	—	—	30
Other expense	(25)	(11)	(35)
Income before income taxes	3,041	42,849	27,295
Income tax expense	14,009	15,237	11,049
Net income (loss)	$(10,968)	$27,612	$16,246

Basic earnings per share	$(0.21)	$0.53	$0.29
Diluted earnings per share	$(0.21)	$0.51	$0.27

Weighted-average basic shares outstanding	51,402	52,328	56,473
Weighted-average diluted shares outstanding	51,402	54,410	59,476
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2015, 2014, and 2013
(in thousands)

	For the year ended December 31,
	2015	2014	2013
Net income (loss)	$(10,968)	$27,612	$16,246

Foreign currency translation adjustment	(6,559)	(7,792)	3,186
Unrealized losses on investments, net of tax of $0, $0 and ($3)	(3)	—	(6)
Total other comprehensive income (loss)	(6,562)	(7,792)	3,180
Comprehensive income (loss)	$(17,530)	$19,820	$19,426
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2015, 2014, and 2013
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2013	—	$—	71,047	$710	$294,747	$(112,111)	$16,586	$(9,294)	$190,638
Net income							16,246		16,246
Other comprehensive income								3,180	3,180
Stock based compensation					8,131				8,131
Excess tax benefit over book expense from stock options exercised					2,868				2,868
Restricted stock issued			1,116	11					11
Restricted stock forfeited or withheld to satisfy tax obligations			(438)	(4)		(1,200)			(1,204)
Purchase of treasury stock under stock repurchase plan						(55,416)			(55,416)
Exercise of common stock options			1,689	17	3,341				3,358
Balance at December 31, 2013	—	—	73,414	734	309,087	(168,727)	32,832	(6,114)	167,812
Net income							27,612		27,612
Other comprehensive loss								(7,792)	(7,792)
Stock based compensation					7,498				7,498
Excess tax benefit over book expense from stock options exercised					2,318				2,318
Restricted stock issued			1,114	11					11
Restricted stock forfeited or withheld to satisfy tax obligations			(288)	(2)		(1,317)			(1,319)
Purchase of treasury stock under stock repurchase plan						(32,455)			(32,455)
Exercise of common stock options			3,126	31	14,082				14,113
Balance at December 31, 2014	—	—	77,366	774	332,985	(202,499)	60,444	(13,906)	177,798
Net loss							(10,968)		(10,968)
Other comprehensive loss								(6,562)	(6,562)
Stock based compensation					10,185				10,185
Excess tax benefit over book expense from stock options exercised					2,050				2,050
Restricted stock issued			1,262	12					12
Restricted stock forfeited or withheld to satisfy tax obligations			(245)	(2)		(1,836)			(1,838)
Purchase of treasury stock under stock repurchase plan						(39,075)			(39,075)
Exercise of common stock options			1,836	18	6,988				7,006
Performance-Based Restricted Stock Units eligible to vest			498	5					5
Balance at December 31, 2015	—	$—	80,717	$807	$352,208	$(243,410)	$49,476	$(20,468)	$138,613

See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2015, 2014, and 2013
(in thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(10,968)	$27,612	$16,246
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	9,298	10,944	8,065
Amortization of intangible assets	13,894	16,257	9,336
Deferred income taxes	(989)	(3,698)	(7,482)
Amortization of deferred financing costs	402	365	264
Stock based compensation	10,185	7,498	8,131
Change in acquisition related contingencies	—	153	197
Impairment of goodwill	34,818	—	7,728
Impairment of intangible and fixed assets	—	—	8,156
Loss on disposal of fixed assets	—	22	319
Change in accrual for unrecognized tax benefits	44	774	116
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,140)	(9,709)	(1,438)
Prepaid expenses and other assets	1,734	(1,142)	884
Accounts payable and accrued expenses	(1,054)	(1,069)	2,662
Income taxes receivable/payable	5,906	(1,626)	(6,207)
Deferred revenue	(571)	8,767	2,378
Other, net	250	395	10
Net cash flows from operating activities	60,809	55,543	49,365
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(27,001)	(58,603)
Purchases of fixed assets	(9,078)	(8,710)	(10,555)
Purchases of investments	—	—	(3)
Maturities and sales of investments	—	—	2,194
Net cash flows from investing activities	(9,078)	(35,711)	(66,967)
Cash flows from financing activities:
Payments on long-term debt	(138,500)	(37,500)	(30,000)
Proceeds from long-term debt	129,000	29,000	103,000
Payments under stock repurchase plan	(38,212)	(33,007)	(55,711)
Payment of acquisition related contingencies	(3,829)	(5,825)	(5,000)
Proceeds from stock option exercises	7,010	14,113	3,358
Purchase of treasury stock related to vested restricted stock	(1,835)	(1,319)	(1,204)
Excess tax benefit over book expense from stock based compensation	2,350	3,125	2,868
Financing costs paid	(646)	—	(872)
Net cash flows from financing activities	(44,662)	(31,413)	16,439
Effect of exchange rate changes	204	(993)	501
Net change in cash for the period	7,273	(12,574)	(662)
Cash, beginning of period	26,777	39,351	40,013
Cash, end of period	$34,050	$26,777	$39,351
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
DHI Group, Inc. (“DHI” or the “Company”), a Delaware corporation, was incorporated on June 28, 2005. Through predecessor companies, DHI has been in the recruiting and career development business for more than 25 years. The Company is a leading provider of specialized websites focused on select professional communities. Through the Company’s online communities, professionals can manage their careers by finding relevant job opportunities and by building their knowledge through original and community-shared content, while employers, recruiters, staffing agencies, consulting firms and marketing professionals can effectively target and reach highly-valued audiences. The Company operates career management services for technology, engineering, financial services, healthcare, hospitality and security-cleared professionals, as well as career management and information and data services for the energy industry.

2.   SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements include the accounts of DHI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on the Dice, ClearanceJobs, eFinancialCareers, Rigzone, Healthecareers, Biospace and Hcareers websites. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.
Advertising revenue. Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time an e-mail is sent to registered members.
Classified revenue. Classified job posting revenues are derived from the sale of job postings to recruiters and employers. A job posting is the ability to list a job on the website for a specified time period. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.
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

Concentration of Credit Risk—Cash is maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. The Company believes it is not exposed to any significant credit risk.
The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2015, 2014 and 2013.
Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows—All bank deposits are considered cash and cash equivalents.
The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2015	2014	2013
Supplemental cash flow information:
Interest paid	$2,937	$3,420	$1,615
Taxes paid	6,853	16,513	21,395
Non-cash investing and financing activities:
Contingent consideration to be paid in cash for acquisitions	—	—	4,474
Capital expenditures on fixed assets included in accounts payable and accrued expenses	431	284	510
Share repurchases included in accounts payable and accrued expenses	863	—	553
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
Goodwill and Indefinite-Lived Acquired Intangible Assets—Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company performs a test for impairment of goodwill and indefinite-lived intangible assets annually on October 1, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded asset is impaired. The impairment review process for goodwill compares the fair value of the reporting unit in which goodwill resides to its carrying value. The impairment review process for indefinite-lived intangible assets compares the fair value of the assets to their carrying value. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units or the intangible asset. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or indefinite-lived intangible assets. See Note 5 for discussion of impairment charges.
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
Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2015, 2014 and 2013 was $33.2 million, $29.9 million and $31.1 million, respectively.
Income Taxes—The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are stock-based compensation, amortization of intangible assets, and depreciation of fixed assets.
Stock-Based Compensation—The Company has a plan to grant equity awards to certain employees and directors of the Company and its subsidiaries. See Note 12.
Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The Company’s long-term debt consists of borrowings under its credit facility. See Note 5 for fair value disclosures.
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
New Accounting Pronouncements—In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The recognition and measurement for debt issuance costs is not affected by this standard. The updated standard becomes effective for reporting periods (interim and annual) beginning after December 15, 2015, with early adoption permitted. The new standard must be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its financial statements.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers. The new standard outlines the principles an entity must apply to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The updated standard becomes effective for reporting periods (interim and annual) beginning after December 15, 2017, with no early adoption permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on its consolidated financial statements and has not yet selected a transition method.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard simplifies the presentation of deferred tax assets and deferred tax liabilities and requires deferred taxes to be classified as non-current. The updated standard becomes effective for reporting periods (interim and annual) beginning after December 15, 2016, with early adoption permitted and can be applied prospectively or retrospectively. The Company has chosen to adopt early and apply the pronouncement retrospectively. The pronouncement was adopted early to simplify the presentation of

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred tax assets and deferred tax liabilities on the balance sheet. The impact on December 31, 2014 balance sheet amounts was to reclassify $3.4 million of current deferred tax assets and $3,000 of current deferred tax liabilities as non-current deferred income taxes.

3.   ASSETS HELD FOR SALE
The Company initiated the process to sell the Slashdot and SourceForge businesses (together referred to as “Slashdot Media”). Slashdot Media was added to the Company’s portfolio in 2012 to provide the Dice business with broader reach to millions of engaged tech professionals globally. The Board of Directors and management decided to divest the business because it does not fit within the Company’s strategic initiatives.
The Slashdot Media business has been classified as “held for sale.” As such, the assets of Slashdot Media are shown on the Consolidated Balance Sheets under the heading of “Assets Held for Sale” and the liabilities are shown under “Liabilities Held for Sale.” Operating results are included in the Corporate & Other segment in Segment Information, Note 15.
Assets held for sale are required to be measured at the lower of carrying value or fair value, less costs to sell. No impairment has been recognized related to Slashdot Media for the year ended December 31, 2015.
The following table presents the aggregate carrying amount of the major classes of assets and liabilities related to the Slashdot Media business held for sale as of December 31, 2015 (in thousands):

ASSETS
Accounts receivable, net of allowance for doubtful accounts of $58	$3,625
Other assets—current	29
Fixed assets, net	594
Other assets—non-current	17
Total assets	$4,265

LIABILITIES
Accounts payable and accrued expenses	$1,342
Deferred revenue	969
Income taxes payable	23
Total liabilities	$2,334
Revenue for Slashdot Media was $14.8 million, $18.2 million, and $15.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. There was income (loss) before incomes taxes for Slashdot of $1.1 million, $4.3 million, and ($16.1 million) for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company sold Slashdot Media on January 27, 2016 for $2.8 million, subject to certain working capital settlements within 60 days of close, and incurred approximately $0.8 million of selling costs. The assets were held for sale as of December 31, 2015.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill results from the expansion of the Company’s market share in the Energy vertical, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of OilCareers into the Company’s existing operations. The amount of goodwill from the OilCareers acquisition deductible for tax purposes is $1.2 million. See Note 5 regarding goodwill impairment recognized within the Energy reporting segment in 2015.
2013 Acquisitions
onTargetjobs—In November 2013, the Company acquired all of the issued and outstanding shares of onTargetjobs, Inc., a leading vertical recruiting service in healthcare and hospitality. The purchase price consisted of $46.3 million, net of cash acquired. In the first quarter of 2014, $0.6 million was paid to settle certain working capital requirements. The Company borrowed $54.0 million under the then existing credit agreement to fund this acquisition. The acquisition resulted in recording intangible assets of $27.6 million and goodwill of $23.8 million. The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $6.3 million were recorded at fair value of $6.3 million. The Company incurred transaction costs related to the acquisition of $1.2 million, which were included in General and Administrative expense on the Consolidated Statements of Operations in the year ended December 31, 2013.
The IT Job Board—In July 2013, the Company expanded its online tech recruiting business to Europe by acquiring all of the issued and outstanding shares of JobBoard Enterprises Limited, an online recruitment company in the technology industry, that operates The IT Job Board business (“The IT Job Board”). The purchase price consisted of £8.0 million ($12.2 million), net of cash acquired, plus deferred payments totaling £3.0 million ($4.6 million) in the aggregate, payable upon the achievement of certain operating and financial goals ending in 2014. The final deferred payment was made in February 2015. The Company borrowed $15.0 million under the then credit agreement to fund this acquisition. The acquisition resulted in recording intangible assets of $10.8 million and goodwill of $9.1 million. The assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The acquired accounts receivable of $1.2 million were recorded at fair value of $1.2 million. The IT Job Board acquisition is not deemed significant to the Company’s financial results, thus limited disclosures are presented herein.

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
Goodwill results from the entrance or expansion of the Company’s market share in the Healthcare, Hospitality and Tech & Clearance verticals, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of The IT Job Board and onTargetjobs into the Company’s existing operations. The amount of goodwill from The IT Job Board and onTargetjobs acquisitions deductible for tax purposes is $3.9 million.

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
The carrying amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses and long-term debt approximate their fair values. The fair value of the long-term debt was estimated using present value techniques and market based interest rates and credit spreads.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Contingent consideration for acquisitions
Balance at beginning of period	$3,883	$9,793	$9,756
Additions for acquisitions	—	—	4,474
Cash payments	(3,829)	(5,825)	(5,000)
Change in estimates included in earnings	—	153	197
Change due to foreign exchange rate changes	(54)	(238)	366
Balance at end of period	$—	$3,883	$9,793

Certain assets and liabilities are measured at fair value on a non-recurring basis. These assets include goodwill and intangible assets which result as acquisitions occur. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.
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
Impairment—Goodwill at the Energy reporting unit with a carrying value of $50.2 million was written down to $15.4 million. In order to arrive at the $15.4 million implied fair value of goodwill, the Company calculated the fair value of all the assets and liabilities of the reporting unit as if it had been acquired in a business combination. After assigning fair value to the

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets and liabilities of the reporting unit, the implied fair value of goodwill resulted in an impairment of $34.8 million in the year ended December 31, 2015. The goodwill balance represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.
The fair value of the assets and liabilities of this reporting unit was determined by a combination of a discounted cash flow methodology and market comparable method. Cash flow projections for this reporting unit decreased due to a decline in financial performance resulting from declining oil prices. The charge is reflected as Impairment of Goodwill on the Consolidated Statements of Operations.
As required under FASB ASC 360, Impairment or Disposal of Long-Lived Assets, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The long-lived assets of the Energy reporting unit were tested for recoverability due to the downturn in the current and expected future financial performance of the reporting unit and no impairment of long-lived assets was identified during the years ended December 31, 2015 and 2014.
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

6.    FIXED ASSETS, NET
Fixed assets, net consist of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Computer equipment and software	$16,817	$21,152
Furniture and fixtures	3,424	3,592
Leasehold improvements	3,624	2,095
Capitalized website development costs	14,816	12,900
	38,681	39,739
Less: Accumulated depreciation and amortization	(22,832)	(23,673)
Fixed assets, net	$15,849	$16,066

7.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of and for the year ended December 31, 2015
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$10,308	$(8,831)	$(615)	$862	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,419	(13,156)	(2,238)	8,025	6.1 years
Customer lists	63,373	(42,808)	(5,068)	15,497	5.5 years
Candidate and content database	24,888	(22,088)	(892)	1,908	2.4 years
Acquired intangible assets, net	$160,988	$(86,883)	$(8,813)	$65,292

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the year ended December 31, 2014
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$25,194	$(20,481)	$(211)	$(1,374)	$3,128	3.5 years
Trademarks and brand names—Dice	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	26,889	(12,802)	(855)	(1,929)	11,303	6.1 years
Customer lists	69,116	(43,774)	(1,817)	(3,281)	20,244	5.5 years
Candidate and content database	44,670	(36,371)	27	(656)	7,670	2.7 years
Order backlog	2,718	(2,718)	—	—	—	0.5 years
Acquired intangible assets, net	$207,587	$(116,146)	$(2,856)	$(7,240)	$81,345
During the first quarter of 2015, the Company retired certain fully amortized acquired intangible assets no longer in service.
OilCareers was acquired in March 2014 and the valuation of assets and liabilities was completed during the second quarter of 2014. Identifiable intangible assets for the OilCareers acquisition are included in the total cost as of December 31, 2014. The weighted-average amortization period for the technology, trademarks and brand names, customer lists and candidate and content database are 0.8 years, 2.0 years, 7.0 years and 2.0 years, respectively, related to the OilCareers acquisition. The weighted-average amortization period for the OilCareers trademarks and brand names was changed during the first quarter of 2015 due to the integration of the OilCareers brand with the Rigzone brand during 2015. The change in amortization period resulted in $721,000 of amortization accelerated and recognized during 2015.
Identifiable intangible assets for The IT Job Board and onTargetjobs acquisitions are included in the total cost as of December 31, 2013. The weighted-average amortization period for the technology, trademarks and brand names, customer lists, candidate and content database and order backlog are 3.0 years, 6.9 years, 8.0 years, 2.8 years and 0.5 years, respectively, related to these acquisitions.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of December 31, 2015, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

2016	$7,424
2017	4,484
2018	3,946
2019	3,641
2020	3,261
2021 and thereafter	3,536
Total	$26,292
 Indefinite Life on Trade Name
The Dice.com trademarks and brand name is one of the most recognized names of online job boards. Since Dice’s inception in 1991, the brand has been recognized as a leader in recruiting and career development services for technology and engineering professionals. Currently, the brand is synonymous with the most specialized online marketplace for technology industry-specific talent. The brand has significant online and offline presence in online recruiting and career development services. Considering the recognition of the brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice.com trademarks and brand name was determined to be indefinite.

8.    INDEBTEDNESS
Credit Agreement—In November 2015, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a revolving loan facility of $250.0 million maturing in November 2020. The Company borrowed $105.0 million under the new Credit Agreement to repay all outstanding indebtedness, including accrued interest and fees, under the previously existing credit agreement dated October 2013, terminating that agreement.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Credit Agreement bear interest at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2015, the Company was in compliance with all of the financial covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by four of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc., Targeted Job Fairs, Inc., Rigzone.com, Inc. and onTargetJobs, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.
Debt issuance costs of $646,000 were incurred and are being amortized over the life of the loan. These costs are included in interest expense. Unamortized deferred financing costs from the previous credit facility of $973,000 are being amortized over the life of the new Credit Agreement.
Previous Credit Agreement—In October 2013, the Company entered into an agreement which provided for a $50.0 million term loan facility and a revolving loan facility of $200.0 million, with both facilities maturing in October 2018. The Company borrowed $65.0 million to repay all outstanding indebtedness under the previously existing credit agreement dated June 2012, terminating that agreement.
Borrowings bore interest at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio.
The amounts borrowed as of December 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Amounts borrowed:
Term loan facility	$—	$47,500
Revolving credit facility	101,000	63,000
Total borrowed	$101,000	$110,500

Available to be borrowed under revolving facility	$149,000	$137,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	2.25%	2.19%
There are no scheduled payments for the revolving loan facility of $250.0 million until maturity of the Credit Agreement in November 2020.

9.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancellable operating leases as of December 31, 2015 are as follows (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016	$4,182
2017	3,802
2018	3,806
2019	3,564
2020	3,122
2021 and thereafter	7,206
Total minimum payments	$25,682
Rent expense was $4.5 million, $4.1 million and $3.2 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in General and Administrative expense in the Consolidated Statements of Operations.
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
Tax Contingencies
The Company operates in a number of tax jurisdictions and is routinely subject to examinations by various tax authorities with respect to income taxes and indirect taxes. The determination of the Company’s worldwide provision for taxes requires judgment and estimation. The Company has reserved for potential examination adjustments to our provision for income taxes and accrual of indirect taxes in amounts which we believe are reasonable.

10.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s board of directors approved a stock repurchase program that permits the Company to repurchase its common stock. The following table summarizes the Stock Repurchase Plans approved by the board of directors:

	III	IV	V	VI
Approval Date	January 2013	December 2013	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million	$50 million	$50 million
Effective Dates	April 2013 to December 2013	December 2013 to December 2014	December 2014 to December 2015	December 2015 to December 2016
The Company is currently under Stock Repurchase Plan VI, which will expire no later than December 2016. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the years ended December 31, 2015, 2014 and 2013 purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Year Ended December 31, 2015	4,661,528	$8.38	$39,075,000	$47,629,000
Year Ended December 31, 2014	4,265,895	7.61	32,455,000	50,000,000
Year Ended December 31, 2013	6,561,747	8.45	55,416,000	48,849,000
Approximately $0.9 million of share repurchases had not settled as of December 31, 2015 and are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets. There were no unsettled share repurchases as of December 31, 2014.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Dividends—No dividends have been declared in 2015, 2014 or 2013. Our Credit Agreement limits our ability to issue dividends. Refer to Note 8 “Indebtedness”.

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS
FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The Company had $3,000 reclassified out of accumulated other comprehensive income for the year ended December 31, 2015 and no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2014 and 2013. The unrealized gain (loss) on investments available-for-sale and foreign currency translation adjustments impact comprehensive income (loss). Accumulated other comprehensive income (loss), net consists of the following components, net of tax (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2015	2014	2013
Unrealized gains (losses) on securities:
Balance at beginning of year	$3	$3	$9
Unrealized losses for the year, net of tax	(3)	—	(6)
Balance at end of year	$—	$3	$3
Foreign currency translation:
Balance at beginning of year	$(13,909)	$(6,117)	$(9,303)
Translation adjustments	(6,559)	(7,792)	3,186
Balance at end of year	$(20,468)	$(13,909)	$(6,117)
Total:
Balance at beginning of year	$(13,906)	$(6,114)	$(9,294)
Total adjustments for the year	(6,562)	(7,792)	3,180
Balance at end of year	$(20,468)	$(13,906)	$(6,114)

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
The Company recorded total stock based compensation expense of $10.2 million, $7.5 million, and $8.1 million during the years ended December 31, 2015, 2014, and 2013 respectively. At December 31, 2015, there was $16.9 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are part of the compensation plan for services provided by the employees. The fair value of PSUs is measured using the Monte Carlo pricing model. The expense related to the PSUs is recorded over the vesting period. There was no cash flow impact resulting from the grants.
During the year ended December 31, 2015, the Company granted 415,000 PSUs. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of initial grant less shares vested in performance periods one and two. The fair value of PSUs is measured using the Monte Carlo pricing model using the following assumptions:

Year Ended December 31,
2015
Weighted average fair value of PSUs granted	$9.25
Dividend yield	—%
Risk free interest rate	1.1%
Expected volatility	33.6%
During the year ended December 31, 2015, there were no PSUs forfeited.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The restricted stock vests in various increments on the anniversaries of each grant, subject to the recipient’s continued employment or service through each applicable vesting date. Vesting occurs over one year for Board members and over four years for employees.
A summary of the status of restricted stock awards as of December 31, 2015, 2014, and 2013 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,786,581	$8.45	1,560,375	$9.81	1,305,369	$10.09
Granted—Restricted Stock	1,261,600	$8.83	1,114,700	$7.39	1,116,000	$9.67
Forfeited during the period	(245,312)	$8.34	(288,450)	$8.72	(437,813)	$9.99
Vested during the period	(680,644)	$8.91	(600,044)	$9.87	(423,181)	$10.15
Non-vested at end of period	2,122,225	$8.54	1,786,581	$8.45	1,560,375	$9.81
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the year ended December 31, 2015.

	Year Ended December 31,
	2014	2013
The weighted average fair value of options granted	$2.62	$3.51
Dividend yield	—%	—%
Weighted average risk free interest rate	1.56%	1.03%
Weighted average expected volatility	40.16%	42.29%
Expected life (in years)	4.6	4.6
A summary of the status of options granted as of December 31, 2015, 2014, and 2013, and the changes during the periods then ended is presented below:

	Year Ended December 31, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	4,667,738	$6.14	$19,357,512
Exercised	(1,802,913)	$3.92	$9,162,469
Forfeited	(191,313)	$10.76	—
Options outstanding at December 31	2,673,512	$7.46	$5,485,248
Exercisable at December 31	2,037,318	$7.19	$4,832,280
Options expected to vest at December 31	625,741	$8.31

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	7,536,601	$5.53	$17,493,907
Granted	659,500	$7.32	—
Exercised	(3,126,522)	$4.51	$13,035,677
Forfeited	(401,841)	$9.33	—
Options outstanding at December 31	4,667,738	$6.14	$19,357,512
Exercisable at December 31	3,513,920	$5.43	$17,239,884

	Year Ended December 31, 2013
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	8,780,400	$4.67	$41,236,574
Granted	1,087,000	$9.59	$—
Exercised	(1,688,079)	$1.99	$12,042,458
Forfeited	(642,720)	$9.90	—
Options outstanding at December 31	7,536,601	$5.53	$17,493,907
Exercisable at December 31	6,275,243	$4.77	$17,413,337
The weighted-average remaining contractual term of options exercisable at December 31, 2015 is 2.4 years. The following table summarizes information about options outstanding as of December 31, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 1.00 - $ 3.99	168,000	0.1	168,000
$ 4.00 - $ 5.99	325,070	0.9	325,070
$ 6.00 - $ 8.99	1,461,604	3.2	1,051,036
$ 9.00 - $ 14.50	718,838	4.0	493,212
	2,673,512		2,037,318

13.    INCOME TAXES
Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2015 and 2014 are as follows (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$523	$1,831
Allowance for doubtful accounts	671	728
Provision for accrued expenses and other, net	2,412	1,938
Stock based compensation	4,825	4,516
Deferred revenue	173	82
Tax credit carryforward	1,443	1,467
	10,047	10,562
Less valuation allowance	1,746	1,793
Deferred tax asset, net of valuation allowance	8,301	8,769
Deferred tax liabilities:
Acquired intangibles	(15,264)	(18,672)
Depreciation of fixed assets	(3,564)	(1,806)
Deferred tax liabilities	(18,828)	(20,478)
Net deferred tax liability	$(10,527)	$(11,709)
Recognized in Consolidated Balance Sheets:
Deferred tax asset	322	481
Deferred tax liability	(10,849)	(12,190)
Net deferred tax liability	$(10,527)	$(11,709)
At December 31, 2015 and 2014, the Company had deferred tax assets of $523,000 and $1.8 million, respectively, related to net operating loss carryforwards and $1.4 million and $1.5 million, respectively, related to tax credit carryforwards. The net operating losses expire in various years through 2030, and the tax credits expire in various years through 2023. The Company has recorded valuation allowances of $1.7 million and $1.8 million, respectively, at December 31, 2015 and 2014 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.
Tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Current income tax expense (benefit):
Federal	$10,201	$13,184	$16,372
State	1,491	1,948	1,511
Foreign	3,500	3,753	(2,528)
Current income tax expense (benefit)	15,192	18,885	15,355
Deferred income tax expense (benefit):
Federal	998	(1,048)	(4,735)
State	405	(448)	(350)
Foreign	(2,586)	(2,152)	779
Deferred income tax expense (benefit)	(1,183)	(3,648)	(4,306)
Income tax expense	$14,009	$15,237	$11,049

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense (benefit) follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Permanent items excluding nondeductible impairment	0.6%	0.8%	0.8%
Nondeductible impairment	302.5%	—%	—%
State taxes, net of federal effect	47.2%	2.4%	4.0%
Difference between foreign and U.S. rates	77.8%	(1.7)%	(0.5)%
Change in unrecognized tax benefits	1.5%	1.8%	1.1%
Recognition of tax loss carryforwards	—%	(4.3)%	—%
Other	(3.9)%	1.6%	0.1%
Effective tax rate	460.7%	35.6%	40.5%

The Company recorded an impairment charge of $34.8 million in 2015, of which $33.6 million related to goodwill for which the Company had zero tax basis, and thus represented a permanent non-deductible amount for tax purposes.  Based on the statutory tax rates in the jurisdictions where the impairment was recorded, the $33.6 million non-deductible amount resulted in tax expense of $9.2 million.
The impairment caused the Company’s 2015 state tax rate to differ significantly from 2014 and 2013.  U.S. income before taxes for the year ended December 31, 2015 included a non-deductible impairment charge of $15.3 million.  Excluding the non-deductible impairment, the Company had U.S. income before taxes of $34.1 million, which resulted in state tax expense of $1.4 million.
The Company’s 2015 allocation of income (loss) between the U.S. and foreign jurisdictions differed significantly from 2014 and 2013 due to the impact of the impairment.  Income (loss) before taxes for the year ended December 31, 2015 was $18.8 million in the U.S. and $(15.8) million in foreign jurisdictions.  The foreign loss included a non-deductible impairment charge of $18.3 million.  Excluding the impairment, the Company had foreign income before taxes of $2.5 million, which resulted in foreign tax expense of $914,000.
The Company’s income (loss) before tax from foreign entities was $(15.8) million, $2.9 million and $(5.7) million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company plans to continue to finance expansion and operating requirements of subsidiaries outside the U.S. through reinvestment of the undistributed earnings of these subsidiaries (approximately $28 million at December 31, 2015), and taxes that would result from potential distributions have not been provided. If earnings were distributed, additional taxes payable would be reduced by available tax credits arising from taxes paid outside the U.S.
An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At both December 31, 2015 and 2014, the Company has recorded a liability of $3.4 million which consists of unrecognized tax benefits of $3.0 million and $3.1 million, respectively, and estimated accrued interest and penalties of $447,000 and $270,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2015, 2014 and 2013, interest and penalties recorded in the Consolidated Statements of Operations were $177,000, $11,000 and $(52,000), respectively. Following is a reconciliation of the amounts of unrecognized tax benefits for the year ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Unrecognized tax benefits—beginning of period	$3,122	$2,359	$2,191
Gross increases in tax positions related to current year	169	608	453
Gross increases in tax positions related to prior year	76	201	233
Settlements with taxing authorities	—	—	(301)
Lapse of statute of limitations	(378)	(46)	(217)
Unrecognized tax benefits—end of period	$2,989	$3,122	$2,359

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balance of unrecognized tax benefits of $3.4 million as of both December 31, 2015 and 2014 if recognized, would affect the effective tax rate.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The Company is generally no longer subject to examinations by tax authorities for its U.S. federal and foreign tax returns for years prior to 2012; or for its U.S. state and local tax returns for years prior to 2010. The Company believes it is reasonably possible that as much as $829,000 of its unrecognized tax benefits may be recognized by the end of 2016 as a result of a lapse of the statute of limitations.

14.    EMPLOYEE SAVINGS PLAN
The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $1.6 million, $1.4 million, and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, to match employee contributions to the Savings Plan.

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
The Company has other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media, WorkDigital, BrightMatter and IT Media and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
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
The following table shows the segment information (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
By Segment:
Revenues:
Tech & Clearance	$138,553	$133,609	$130,969
Finance	36,408	36,661	34,997
Energy	21,036	30,449	23,503
Healthcare	30,762	26,913	5,563
Hospitality	15,954	13,656	1,389
Corporate & Other	17,056	21,327	17,061
Total revenues	$259,769	$262,615	$213,482

Depreciation:
Tech & Clearance	$6,495	$6,280	$5,254
Finance	548	578	523
Energy	192	178	119
Healthcare	1,599	2,639	729
Hospitality	175	261	45
Corporate & Other	289	1,008	1,395
Total depreciation	$9,298	$10,944	$8,065

Amortization:
Tech & Clearance	$3,460	$3,838	$1,703
Finance	38	76	425
Energy	6,211	5,767	3,100
Healthcare	1,758	3,665	1,285
Hospitality	1,930	2,273	389
Corporate & Other	497	638	2,434
Total amortization	$13,894	$16,257	$9,336

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013

Operating income (loss):
Tech & Clearance	$49,888	$48,441	$59,526
Finance	7,419	6,523	6,790
Energy	(36,727)	6,214	6,275
Healthcare	(150)	(4,817)	(4,773)
Hospitality	4,917	2,258	(1,036)
Corporate & Other	(18,992)	(12,015)	(37,576)
Operating income	6,355	46,604	29,206
Interest expense	(3,289)	(3,744)	(1,906)
Interest income	—	—	30
Other income (expense)	(25)	(11)	(35)
Income before income taxes	$3,041	$42,849	$27,295

Capital expenditures:
Tech & Clearance	$5,652	$5,611	$8,183
Finance	608	671	314
Energy	354	157	403
Healthcare	2,350	1,548	701
Hospitality	66	42	—
Corporate & Other	208	513	1,527
Total capital expenditures	$9,238	$8,542	$11,128

By Geography:
Revenues:
United States	$185,847	$187,427	$169,662
EMEA (1)	46,139	52,446	33,651
APAC and Canada (2)	27,783	22,742	10,169
Non-United States	73,922	75,188	43,820
Total revenues	$259,769	$262,615	$213,482

(1) Europe, the Middle East and Africa (“EMEA”)
(2) Asia-Pacific (“APAC”)

	December 31, 2015	December 31, 2014	December 31, 2013
Total assets:
Tech & Clearance	$177,519	$185,547	$180,366
Finance	75,191	69,960	89,213
Energy	34,406	85,042	52,374
Healthcare	19,669	20,794	28,679
Hospitality	38,979	33,742	38,600
Corporate & Other	24,735	28,871	31,409
Total assets	$370,499	$423,956	$420,641

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2015 and 2014 and the changes in goodwill for the years ended (in thousands):

	Tech & Clearance	Finance	Energy	Healthcare	Hospitality	Corporate & Other	Total
Goodwill at January 1, 2014
Goodwill	$96,519	$63,467	$35,104	$7,714	$17,456	$24,871	$245,131
Accumulated impairment losses	—	(7,213)	—	(1,445)	—	(6,283)	(14,941)
	$96,519	$56,254	$35,104	$6,269	$17,456	$18,588	$230,190
Goodwill acquired during the year	—	—	15,078	—	—	—	15,078
Foreign currency translation adjustment	(573)	(2,781)	5	—	(1,585)	(1,078)	(6,012)

Goodwill at December 31, 2014
Goodwill	$95,946	$60,686	$50,187	$7,714	$15,871	$23,793	$254,197
Accumulated impairment losses	—	(7,213)	—	(1,445)	—	(6,283)	(14,941)
	$95,946	$53,473	$50,187	$6,269	$15,871	$17,510	$239,256
Impairment losses	—	—	(34,818)	—	—	—	(34,818)
Foreign currency translation adjustment	(423)	(2,058)	—	—	(2,559)	(800)	(5,840)

Goodwill at December 31, 2015
Goodwill	$95,523	$58,628	$50,187	$7,714	$13,312	$22,993	$248,357
Accumulated impairment losses	—	(7,213)	(34,818)	(1,445)	—	(6,283)	(49,759)
	$95,523	$51,415	$15,369	$6,269	$13,312	$16,710	$198,598
Goodwill impairment of $34.8 million was recorded during the year ended December 31, 2015 at the Energy segment. Goodwill acquired during the year ended December 31, 2014 was the result of the OilCareers acquisition.

16.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. In 2015, shares issuable upon exercise of stock options of 1.3 million were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. Options to purchase approximately 2.5 million and 2.7 million shares were outstanding during the years ended December 31, 2014 and 2013 respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	2015	2014	2013
Income (loss) from continuing operations—basic and diluted	$(10,968)	$27,612	$16,246

Weighted-average shares outstanding—basic	51,402	52,328	56,473
Add shares issuable upon exercise of stock options	—	2,082	3,003
Weighted-average shares outstanding—diluted	51,402	54,410	59,476

Basic earnings (loss) per share	$(0.21)	$0.53	$0.29
Diluted earnings (loss) per share	$(0.21)	$0.51	$0.27

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 2015 and 2014:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2015
Revenues	$63,770	$65,802	$65,138	$65,059
Total operating expenses	54,610	55,286	54,180	89,338
Operating income (loss)	$9,160	$10,516	$10,958	$(24,279)	[1]

Net income (loss)	$5,092	$5,678	$6,511	$(28,249)
Basic earnings (loss) per common share	$0.10	$0.11	$0.13	$(0.56)	[2]
Diluted earnings (loss) per common share	$0.09	$0.11	$0.12	$(0.56)

2014
Revenues	$60,690	$66,544	$67,615	$67,766
Total operating expenses	52,814	53,556	54,183	55,458
Operating income	$7,876	$12,988	$13,432	$12,308

Net income	$4,395	$7,208	$9,493	$6,516
Basic earnings per common share	$0.08	$0.14	$0.18	$0.13
Diluted earnings per common share	$0.08	$0.13	$0.18	$0.12

____________________

[1]	Impairment of goodwill of $34.8 million was recorded during the three months ended December 31, 2015 related to the Energy segment.

[2]	Due to rounding, the sum of the quarters may not equal the full year amount.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2015 and has issued an attestation report regarding its assessment included herein.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
DHI Group, Inc.
New York, New York
We have audited the internal control over financial reporting of DHI Group, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 9, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Des Moines, Iowa
February 9, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth below, the information called for by Item 10 will be set forth in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2015 and which is incorporated herein by reference.
Executive Officers of the Company
Set forth below is information relating to the Company’s executive officers as of January 31, 2016.

Name	Age	Position
Michael P. Durney	53	President and Chief Executive Officer
John J. Roberts	49	Chief Financial Officer
Klavs Miller	46	Chief Technology Officer
Pam Bilash	57	Senior Vice President, Human Resources
John Benson	54	Chief Strategy Officer
Brian P. Campbell	51	Vice President, Business and Legal Affairs, General Counsel and Secretary
Shravan Goli	45	President, BrightMatter Group
James Bennett	45	Managing Director, Global Industry Brands
Michael P. Durney has been President and Chief Executive Officer, as well as a director of the Company since September 2013. Mr. Durney joined our predecessor, Dice Inc., in May 2000 as the Company’s Chief Financial Officer and held that position, as well as other operating roles until he became President and CEO. Previously, Mr. Durney had strategic and operational leadership responsibility for all of our industry-focused services, including eFinancialCareers, Health Callings and Rigzone, the latter of which he led since the acquisitions in 2010. Prior to joining the Company, he held the position of Vice President and Controller of USA Networks, Inc. (now known as IAC/InterActiveCorp.) from 1998 to 2000. Mr. Durney’s previous experience includes being the Chief Financial Officer of Newport Media, Inc. from 1996 to 1998, Executive Vice President, Finance of Hallmark Entertainment, Inc. from 1994 to 1996 and Vice President, Controller of Univision Television Group, Inc. from 1989 to 1994. Mr. Durney started his finance career at the accounting firm of Arthur Young & Company in 1983 and is a licensed Certified Public Accountant in the state of New York. Mr. Durney holds a B.S. degree in accounting from the State University of New York in Oswego, where he is the Chair of the Advisory Council of the School of Business and Vice Chair of the Board of Directors of the Oswego College Foundation.
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
Brian P. Campbell has been our Vice President, General Counsel and Corporate Secretary since joining our predecessor, Dice Inc., in January 2000 and has been Vice President, Business and Legal Affairs since June 2003. Mr. Campbell is responsible for managing our legal affairs, including intellectual property, mergers and acquisitions, strategic alliances, corporate securities, real estate, litigation and employment law, as well as supervising outside counsel. Mr. Campbell also oversees our privacy initiatives. Prior to joining the Company, Mr. Campbell served as Vice President, General Counsel and Corporate Secretary at CMP Media, where he worked since 1995. From 1988 to 1995, Mr. Campbell worked as a Corporate Associate at the law firm of Mudge, Rose, Guthrie, Alexander and Ferdon. Mr. Campbell is the President of the New York City Chapter of the Association of Corporate Counsel, where he has served on the Board of Directors for three years and has been a member for over twenty years. He earned a J.D. from St. John’s University School of Law and a B.A. from the University of Virginia.
Shravan Goli is the President of BrightMatter Group. He was named to his current position in October 2015 and is responsible for executing on the innovation strategy for the WorkDigital, getTalent and ClearanceJobs brands. Prior to becoming President of BrightMatter Group, he was President of Dice since joining the Company in March 2013. Before joining the Company, Mr. Goli served as Chief Executive Officer of Dictionary.com which he joined in late 2009 as President. Earlier in 2009, Mr. Goli was General Manager (“GM”) for Social Media Business at Slide, Inc. and at Yahoo!, Mr. Goli served as GM for Yahoo! Video and as Head of Products for Yahoo! Finance from 2005 to 2009. Earlier in his career, Mr. Goli was at Microsoft from 1995 to 2005, where he started out as an early member of the MSN.com team and led the launch of several MSN services and subsequently held roles of increasing responsibility in the home and entertainment division and the business solutions group. In addition, Mr. Goli was a co-founder of Corners.in, a content-centric social networking service. Mr. Goli holds an M.B.A. from the University of Washington and an M.S. in Computer Science from the University of Maryland.
James Bennett is the Managing Director of our Global Industry Brands group. He was named to his current position in October 2015 and is responsible for charting and executing the global growth strategy of the eFinancialCareers, Rigzone, Hcareers and BioSpace brands. Since joining the Company in 2004, Mr. Bennett has held roles of increasing responsibility, including the heads of development, sales, customer relationship teams and general management in Europe and Asia-Pacific during his first eight years with the Company. He joined eFinancialCareers as COO in October 2004, became Managing Director for EMEA in January 2006, assumed responsibility for Asia-Pacific in January 2008 and then all of eFinancialCareers in 2012. In 2014, he took on the added responsibility of the data services business. Prior to joining the Company, Mr. Bennett served as CTO of Virgin Wines (part of the Virgin group), Operations Director at Thestreet.co.uk and Ecommerce Manager at UBS. Mr. Bennett holds a BA in Accounting and Finance from the University of the West of England and a Post Graduate Diploma in Law from The College of Law.
We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees, including or chief executive officer, chief financial officer and persons performing similar functions. Our code of conduct and ethics is posted on the investors section of our website at www.dhigroupinc.com.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statement Schedules
		The consolidated financial statements are listed under Item 8 of this Annual Report.
	2.	Financial Statement Schedules.
		See (b) below.
	3.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dice Holdings, Inc., effective April 21, 2015.
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
4.2
Second Amended and Restated Shareholders Agreement, dated as of July 23, 2007, by and between DHI Group, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).

4.3
Institutional and Management Shareholders Agreement, dated as of July 23, 2007, by and among DHI Group, Inc., the Quadrangle Entities named therein, the General Atlantic Entities named therein and the Management Shareholders named therein (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).

4.4
Amendment No. 1 to Second Amended and Restated Shareholders Agreement, dated as of February 4, 2008, by and among DHI Group, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-33584) filed on March 25, 2008).

10.1†
The DHI Group, Inc. 2005 Omnibus Stock Plan (the “2005 Stock Plan”) (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.2†
Form of Stock Option Award Agreement under the 2005 Stock Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.3†
The DHI Group, Inc. 2007 Equity Award Plan (the “2008 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on May 18, 2007).

10.4†
Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.5†
The DHI Group, Inc. 2012 Omnibus Equity Award Plan (the “2012 Equity Plan”) (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

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

10.8†
The DHI Group, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

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

10.15†
Separation Agreement dated as of July 29, 2013 between DHI Group, Inc., Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.16†
Amendment to Employment Agreement dated as of July 29, 2013 between Dice Inc., DHI Group, Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.17†
Employment Agreement dated as of October 9, 2013 between Dice Inc. and John Roberts (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.18†
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

10.20
Purchase Agreement dated as of September 5, 2014, between DHI Group, Inc. as purchaser and the General Atlantic entities (incorporated by reference from Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-33584) filed on October 30, 2014.

10.21
Amended and Restated Credit Agreement dated as of November 24, 2015, among DHI Group, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent and Keybank National Association, as documentation agent.

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

SCHEDULE II
DHI GROUP, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2013, 2014 and 2015
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions (1)	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2013	$2,095	$1,892	$(1,268)	$2,719
Year ended December 31, 2014	2,719	1,035	(866)	2,888
Year ended December 31, 2015	2,888	1,718	(1,661)	2,945
Reserve for deferred tax assets:
Year ended December 31, 2013	$807	$(807)	$—	$—
Year ended December 31, 2014	—	1,793	—	1,793
Year ended December 31, 2015	1,793	(47)	—	1,746
____________________

(1)	Includes an adjustment for changes in exchange rates during the year

 See notes to the DHI Group, Inc. consolidated financial statements included elsewhere herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	February 9, 2016	DHI Group, Inc.
		By:	/S/ Michael P. Durney
Michael P. Durney President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Michael P. Durney	President, Chief Executive Officer and Director	February 9, 2016
Michael P. Durney	(Principal Executive Officer)

/S/ John J. Roberts	Chief Financial Officer	February 9, 2016
John J. Roberts	(Principal Financial and Accounting Officer)

/S/ John W. Barter	Chairman and Director	February 9, 2016
John W. Barter

/S/ David S. Gordon	Director	February 9, 2016
David S. Gordon

/S/ Carol Carpenter	Director	February 9, 2016
Carol Carpenter

/S/ Golnar Sheikholeslami	Director	February 9, 2016
Golnar Sheikholeslami

/S/ Scot W. Melland	Director	February 9, 2016
Scot W. Melland

/S/ Brian Schipper	Director	February 9, 2016
Brian Schipper

/S/ Burton Goldfield	Director	February 9, 2016
Burton Goldfield

/S/ Jim Friedlich	Director	February 9, 2016
Jim Friedlich

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dice Holdings, Inc., effective April 21, 2015.
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
4.2
Second Amended and Restated Shareholders Agreement, dated as of July 23, 2007, by and between DHI Group, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).

4.3
Institutional and Management Shareholders Agreement, dated as of July 23, 2007, by and among DHI Group, Inc., the Quadrangle Entities named therein, the General Atlantic Entities named therein and the Management Shareholders named therein (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).

4.4
Amendment No. 1 to Second Amended and Restated Shareholders Agreement, dated as of February 4, 2008, by and among DHI Group, Inc. and the eFG Shareholders named therein (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-33584) filed on March 25, 2008).

10.1†
The DHI Group, Inc. 2005 Omnibus Stock Plan (the “2005 Stock Plan”) (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.2†
Form of Stock Option Award Agreement under the 2005 Stock Plan (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on May 18, 2007).

10.3†
The DHI Group, Inc. 2007 Equity Award Plan (the “2008 Equity Plan”) (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 141876) filed on May 18, 2007).

10.4†
Form of Stock Award Agreement under the 2007 Equity Plan (incorporated by reference from Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.5†
The DHI Group, Inc. 2012 Omnibus Equity Award Plan (the “2012 Equity Plan”) (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

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

10.8†
The DHI Group, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

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

10.15†
Separation Agreement dated as of July 29, 2013 between DHI Group, Inc., Dice Inc. and Scot W. Melland (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.16†
Amendment to Employment Agreement dated as of July 29, 2013 between Dice Inc., DHI Group, Inc. and Michael P. Durney (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.17†
Employment Agreement dated as of October 9, 2013 between Dice Inc. and John Roberts (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File No. 001-33584) filed on October 29, 2013).

10.18†
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

10.20
Purchase Agreement dated as of September 5, 2014, between DHI Group, Inc. as purchaser and the General Atlantic entities (incorporated by reference from Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-33584) filed on October 30, 2014.

10.21
Amended and Restated Credit Agreement dated as of November 24, 2015, among DHI Group, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent and Keybank National Association, as documentation agent.

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