Form 10-Q
period 2016-03-31
DHI GROUP, INC.
filed 2016-04-27
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2016
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
As of April 22, 2016, there were 51,852,094 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2016 and 2015
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$32,454	$34,050
Accounts receivable, net of allowance for doubtful accounts of $2,877 and $2,887	44,080	46,380
Income taxes receivable	1,802	916
Prepaid and other current assets	3,706	3,072
Assets held for sale	—	4,265
Total current assets	82,042	88,683
Fixed assets, net	15,108	15,255
Acquired intangible assets, net	62,756	65,292
Goodwill	196,486	198,598
Deferred income taxes	307	322
Other assets	649	785
Total assets	$357,348	$368,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,274	$23,883
Deferred revenue	88,839	83,316
Income taxes payable	1,672	4,006
Liabilities held for sale	—	2,334
Total current liabilities	112,785	113,539
Long-term debt, net	99,517	99,436
Deferred income taxes	10,929	10,849
Accrual for unrecognized tax benefits	3,450	3,436
Other long-term liabilities	3,048	3,062
Total liabilities	229,729	230,322
Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 82,045 and 80,717 shares, respectively; outstanding: 52,061 and 52,622 shares, respectively	820	807
Additional paid-in capital	357,011	352,208
Accumulated other comprehensive loss	(21,887)	(20,468)
Accumulated earnings	50,587	49,476
Treasury stock, 29,984 and 28,095 shares, respectively	(258,912)	(243,410)
Total stockholders’ equity	127,619	138,613
Total liabilities and stockholders’ equity	$357,348	$368,935
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues	$58,286	$63,770
Operating expenses:
Cost of revenues	8,535	9,625
Product development	7,060	7,089
Sales and marketing	20,502	20,678
General and administrative	11,213	11,272
Depreciation	2,598	2,203
Amortization of intangible assets	2,466	3,743
Disposition related and other costs (Note 10)	3,270	—
Total operating expenses	55,644	54,610
Operating income	2,642	9,160
Interest expense	(872)	(808)
Other expense	(15)	(27)
Income before income taxes	1,755	8,325
Income tax expense	644	3,233
Net income	$1,111	$5,092

Basic earnings per share	$0.02	$0.10
Diluted earnings per share	$0.02	$0.09

Weighted-average basic shares outstanding	49,451	52,267
Weighted-average diluted shares outstanding	50,460	54,292
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$1,111	$5,092

Foreign currency translation adjustment	(1,419)	(4,507)
Total other comprehensive loss	(1,419)	(4,507)
Comprehensive income (loss)	$(308)	$585
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,111	$5,092
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,598	2,203
Amortization of intangible assets	2,466	3,743
Deferred income taxes	(84)	(586)
Amortization of deferred financing costs	81	104
Stock based compensation	3,617	2,503
Change in accrual for unrecognized tax benefits	14	83
Loss on sale of business	562	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,367	2,327
Prepaid expenses and other assets	(505)	(495)
Accounts payable and accrued expenses	(2,104)	(4,164)
Income taxes receivable/payable	(3,265)	2,923
Deferred revenue	5,551	5,431
Other, net	(14)	(44)
Net cash flows from operating activities	12,395	19,120
Cash flows from investing activities:
Cash received for sale of business	2,429	—
Purchases of fixed assets	(2,319)	(2,476)
Net cash flows from investing activities	110	(2,476)
Cash flows from financing activities:
Payments on long-term debt	(3,000)	(10,625)
Proceeds from long-term debt	3,000	5,000
Payments under stock repurchase plan	(13,717)	(8,716)
Payment of acquisition related contingencies	—	(3,829)
Proceeds from stock option exercises	1,028	3,287
Purchase of treasury stock related to vested restricted stock and performance stock units	(2,452)	(1,532)
Excess tax benefit over book expense from stock based compensation	345	376
Net cash flows from financing activities	(14,796)	(16,039)
Effect of exchange rate changes	695	583
Net change in cash for the period	(1,596)	1,188
Cash, beginning of period	34,050	26,777
Cash, end of period	$32,454	$27,965
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report on Form 10-K”). Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2016.

2.   NEW ACCOUNTING STANDARDS
Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the standard during the period ended March 31, 2016 and has retrospectively applied the provisions to all prior periods presented. In the first quarter of 2016, the Company reclassified the December 31, 2015 balance of $1.6 million of debt issuance costs from Deferred financing costs to Long-term debt, net on the Condensed Consolidated Balance Sheets.
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The updated standard becomes effective for fiscal years beginning after December 15, 2016 and interim periods the following year, with early adoption permitted. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is determining the expected impact of this standard on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard has requirements on how to account for leases by both the lessee and the lessor and adds clarification for what constitutes a lease, among other items. The updated standard becomes effective for fiscal years beginning after December 15, 2018 and interim periods the following year, with early adoption permitted. The new standard must be applied using a modified retrospective transition. The Company is determining the expected impact of this standard on its financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   SALE OF SLASHDOT MEDIA
The Company sold the Slashdot and SourceForge businesses (together referred to as “Slashdot Media”) on January 27, 2016 for $2.8 million cash plus working capital of $0.4 million and incurred approximately $0.8 million of selling costs. A $0.6 million loss on sale of assets was recognized in the three month period ended March 31, 2016, due to the finalization of the calculation of net assets sold.
The Slashdot Media business was classified as “held for sale” as of December 31, 2015 and was shown on the Condensed Consolidated Balance Sheets under the heading of “Assets Held for Sale” and the liabilities were shown under “Liabilities Held for Sale.” Operating results through date of sale are included in the Corporate & Other segment in Segment Information, Note 12.
Revenue for Slashdot Media was $747,000 and $3.8 million for the three month periods ended March 31, 2016 and 2015, respectively. There was income (loss) before incomes taxes for Slashdot Media of $(2.7) million, including loss on sale, severance, and accelerated stock based compensation, for the three month period ended March 31, 2016 and $539,000 for the three month period ended March 31, 2015.

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
The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses and long-term debt approximate their fair values. The fair value of the long-term debt was estimated using present value techniques and market based interest rates and credit spreads.
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
The Company made the final cash payment of $3.8 million of acquisition related contingencies in the three month period ended March 31, 2015 to extinguish the liability. The remaining fluctuation in the three month period ended March 31, 2015 was due to foreign currency exchange rate changes.

5.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2016
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$10,308	$(9,050)	$(685)	$573	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,419	(13,402)	(2,420)	7,597	6.1 years
Customer lists	63,373	(43,300)	(5,323)	14,750	5.5 years
Candidate and content database	24,888	(22,870)	(1,182)	836	2.4 years
Acquired intangible assets, net	$160,988	$(88,622)	$(9,610)	$62,756

	As of December 31, 2015
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$10,308	$(8,831)	$(615)	$862	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,419	(13,156)	(2,238)	8,025	6.1 years
Customer lists	63,373	(42,808)	(5,068)	15,497	5.5 years
Candidate and content database	24,888	(22,088)	(892)	1,908	2.4 years
Acquired intangible assets, net	$160,988	$(86,883)	$(8,813)	$65,292
Based on the carrying value of the acquired finite-lived intangible assets recorded as of March 31, 2016, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

April 1, 2016 through December 31, 2016	$4,894
2017	4,478
2018	3,946
2019	3,641
2020	3,261
2021 and thereafter	3,536
Total	$23,756

6.    INDEBTEDNESS
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
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment,

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

change of control, or insolvency. As of March 31, 2016, the Company was in compliance with all of the financial covenants under the Credit Agreement.
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
The amounts borrowed as of March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Amounts borrowed:
Revolving credit facility	$101,000	$101,000
Less: deferred financing costs, net of accumulated amortization of $1,244 and $1,163	(1,483)	(1,564)
Total borrowed	$99,517	$99,436

Available to be borrowed under revolving facility	$149,000	$149,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	2.44%	2.25%
There are no scheduled payments for the revolving loan facility of $250.0 million until maturity of the Credit Agreement in November 2020.

7.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancellable operating leases as of March 31, 2016 are as follows (in thousands):

April 1, 2016 through December 31, 2016	$3,222
2017	3,813
2018	3,813
2019	3,555
2020	3,108
2021 and thereafter	7,185
Total minimum payments	$24,696
Rent expense was $1.2 million and $1.0 million for the three month periods ended March 31, 2016 and 2015, respectively, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
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

8.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s board of directors approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the Stock Repurchase Plans approved by the board of directors:

	V	VI
Approval Date	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million
Effective Dates	December 2014 to December 2015	December 2015 to December 2016
During the quarter ended March 31, 2016 purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1,589,011	$8.21	$13,051,000	$34,578,000
Approximately $0.2 million and $0.9 million of share repurchases had not settled as of March 31, 2016 and December 31, 2015, respectively, and are included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net consists of the following components, net of tax, (in thousands):

	March 31, 2016	December 31, 2015

Foreign currency translation adjustment	$(21,887)	$(20,468)
Total accumulated other comprehensive loss, net	$(21,887)	$(20,468)
Changes in accumulated other comprehensive loss during the three month period ended March 31, 2016 are as follows (in thousands):

	Foreign currency translation adjustment	Total
Beginning balance	$(20,468)	$(20,468)
Other comprehensive loss before reclassifications	(1,419)	(1,419)
Net current-period other comprehensive loss	(1,419)	(1,419)
Ending balance	$(21,887)	$(21,887)
Changes in accumulated other comprehensive loss during the three month period ended March 31, 2015 are as follows (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(13,909)	$3	$(13,906)
Other comprehensive loss before reclassifications	(4,507)	—	(4,507)
Net current-period other comprehensive loss	(4,507)	—	(4,507)
Ending balance	$(18,416)	$3	$(18,413)

10.    DISPOSITION RELATED AND OTHER COSTS
In January 2016, the Company completed the sale of Slashdot Media and incurred severance costs and additional stock based compensation expense for the acceleration of stock vesting. As a result, the Company recognized a loss on the sale of assets of Slashdot Media.
Effective January 1, 2016, the Company organized leadership responsibilities to leverage operating capabilities more effectively across four of its brands which serve specific industries, and to optimize these brands for future growth by streamlining operations and development. This entailed combining four of its global brands (eFinancialCareers, Rigzone, Hcareers and BioSpace) to have one management structure under a combined group called Global Industry Group (“GIG”).
The following table displays a roll forward of the disposition related and other costs and related liability balances:

	Accrual at				Accrual at
	December 31, 2015	Expense	Cash Payments	Non-Cash	March 31, 2016
Severance—Slashdot Media	$—	$981	$(309)	$—	$672
Accelerated stock based compensation expense—Slashdot Media	—	900	—	(900)	—
Loss on sale of Slashdot Media		562	—	(562)	—
Severance related to other brands	—	827	(491)	—	336
Total	$—	$3,270	$(800)	$(1,462)	$1,008

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
The Company recorded total stock based compensation expense of $2.7 million (excluding $0.9 million of accelerated stock compensation expense related to Slashdot Media as shown in Note 10) and $2.5 million during the three month periods ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was $23.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
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
A summary of the status of restricted stock awards as of March 31, 2016 and 2015 and the changes during the periods then ended is presented below:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,122,225	$8.54	1,786,581	$8.45
Granted	1,033,500	$7.56	1,068,000	$8.83
Forfeited	(119,875)	$8.36	(57,250)	$8.07
Vested	(655,875)	$8.53	(473,131)	$9.27
Non-vested at end of period	2,379,975	$8.13	2,324,200	$8.47
PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are part of the compensation plan for services provided by the employees. The fair value of PSUs is measured using the Monte Carlo pricing model. The expense related to the PSUs is recorded over the vesting period. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of initial grant less shares vested in performance periods one and two. There was no cash flow impact resulting from the grants. The fair value of PSUs is measured using the Monte Carlo pricing model using the following assumptions:

	Three Months Ended March 31,
	2016	2015
Weighted average fair value of PSUs granted	$7.24	$9.25
Dividend yield	—%	—%
Risk free interest rate	0.9%	1.1%
Expected volatility	33.5%	33.6%
A summary of the status of PSUs as of March 31, 2016 and 2015 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	415,000	$9.25	—	$—
Granted	417,500	$7.24	415,000	$9.25
Forfeited	(26,667)	$8.50	—	$—
Vested	(134,995)	$9.25	—	$—
Non-vested at end of period	670,838	$8.03	415,000	$9.25
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the three month periods ended March 31, 2016 and March 31, 2015.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options previously granted as of March 31, 2016 and 2015, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	2,673,512	$7.46	$5,485,248
Exercised	(281,750)	$3.65	$1,343,872
Forfeited	(28,063)	$7.79	—
Options outstanding at end of period	2,363,699	$7.91	$2,326,963
Exercisable at end of period	1,870,852	$7.81	$2,116,465

	Three Months Ended March 31, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	4,667,738	$6.14	$19,357,512
Exercised	(578,465)	$6.15	$1,926,544
Forfeited	(25,037)	$10.28	—
Options outstanding at end of period	4,064,236	$6.18	$12,593,742
Exercisable at end of period	3,112,636	$5.51	$11,818,654

In connection with the Company’s sale of Slashdot Media, the Company accelerated the vesting of 130,375 shares of restricted stock and 24,001 stock options to certain former employees during the three month period ended March 31, 2016, the expense of which is recorded in Disposition Related and Other Costs in the Condensed Consolidated Statements of Operations.
The weighted-average remaining contractual term of options exercisable at March 31, 2016 is 2.5 years. The following table summarizes information about options outstanding as of March 31, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 4.00 - $ 5.99	236,070	0.6	236,070
$ 6.00 - $ 8.99	1,408,791	2.9	1,104,069
$ 9.00 - $ 14.50	718,838	3.8	530,713
	2,363,699		1,870,852

12.    SEGMENT INFORMATION
The Company changed its reportable segments during the first quarter of 2016 to reflect the current operating structure. Accordingly, all prior periods have been recast to reflect the current segment presentation.
The Company has three reportable segments: Tech & Clearance, Global Industry Group and Healthcare. The Tech & Clearance reportable segment includes the Dice, Dice Europe and ClearanceJobs services. The Global Industry Group reportable segment includes the eFinancialCareers, Rigzone, Hcareers and BioSpace services. The Healthcare reportable segment includes the Health eCareers service. Management has organized its reportable segments based upon our internal management reporting.
The Company has other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media and Brightmatter, which are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s foreign operations are comprised of the Dice Europe operations and a portion of the eFinancialCareers and Rigzone services, which operate in Europe, the financial centers of the gulf region of the Middle East and Asia Pacific. The Company’s foreign operations also include Hcareers, which operates in Canada and a portion of Brightmatter, which operates in Europe. Revenue by geographic region, as shown in the table below, is based on the location of each of the Company’s subsidiaries.
The following table shows the segment information (in thousands):

	Three Months Ended March 31,
	2016	2015
By Segment:
Revenues:
Tech & Clearance	$34,006	$33,890
Global Industry Group	16,554	19,872
Healthcare	6,958	6,110
Corporate & Other	768	3,898
Total revenues	$58,286	$63,770

Depreciation:
Tech & Clearance	$1,738	$1,588
Global Industry Group	222	228
Healthcare	596	277
Corporate & Other	42	110
Total depreciation	$2,598	$2,203

Amortization:
Tech & Clearance	$728	$880
Global Industry Group	1,471	2,417
Healthcare	218	317
Corporate & Other	49	129
Total amortization	$2,466	$3,743

Operating income (loss):
Tech & Clearance	$11,833	$12,181
Global Industry Group	646	1,313
Healthcare	(278)	(126)
Corporate & Other	(9,559)	(4,208)
Operating income	2,642	9,160
Interest expense	(872)	(808)
Other expense	(15)	(27)
Income before income taxes	$1,755	$8,325

Capital expenditures:
Tech & Clearance	$1,576	$1,301
Global Industry Group	355	379
Healthcare	176	806
Corporate & Other	402	31
Total capital expenditures	$2,509	$2,517

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2016	2015
By Geography:
Revenues:
United States	$42,677	$45,031
United Kingdom	7,973	10,756
EMEA, APAC and Canada (1)	7,636	7,983
Non-United States	15,609	18,739
Total revenues	$58,286	$63,770

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

	March 31, 2016	December 31, 2015
Total assets:
Tech & Clearance	$176,342	$177,519
Global Industry Group	144,809	150,111
Healthcare	18,002	18,134
Corporate & Other	18,195	23,171
Total assets	$357,348	$368,935

The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2015 and March 31, 2016 and the changes in goodwill for the three month period ended March 31, 2016 (in thousands):

	Tech & Clearance	Global Industry Group	Healthcare	Corporate & Other	Total
Goodwill at December 31, 2015	$95,523	$80,096	$6,269	$16,710	$198,598
Foreign currency translation adjustment	(273)	(1,324)	—	(515)	(2,112)
Goodwill at March 31, 2016	$95,250	$78,772	$6,269	$16,195	$196,486

The decline in oil prices in 2014 and 2015 and continued low prices in 2016 has decreased demand for energy professionals worldwide.  This decline in demand and any future declines in demand for energy professionals could significantly decrease the use of the Company’s energy industry job posting websites and related services, which may adversely affect the energy reporting unit’s financial condition and results of operations.  The Company does not believe this reporting unit is currently at risk of failing the first step of the impairment test.  If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Options to purchase approximately 2.4 million and 1.9 million shares were outstanding during the three month periods ended March 31, 2016 and 2015 respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the options’ exercise price was greater than the average market price of the common shares. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2016	2015
Income from continuing operations—basic and diluted	$1,111	$5,092

Weighted-average shares outstanding—basic	49,451	52,267
Add shares issuable upon exercise of stock options	1,009	2,025
Weighted-average shares outstanding—diluted	50,460	54,292

Basic earnings per share	$0.02	$0.10
Diluted earnings per share	$0.02	$0.09

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, and other non-recurring income or expense (“Adjusted EBITDA”) and Free Cash Flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Overview
We are a leading provider of data, insights and employment connections through our specialized services for professional communities including the following industry groups: technology and security clearance, financial services, energy, healthcare and hospitality. Our mission is to empower professionals and organizations to compete and win through specialized insights and relevant employment connections. Employers and recruiters use our websites and services to source and hire the most qualified professionals in select and highly-skilled occupations, while professionals use our websites and services to find the best employment opportunities in and the most timely news and information about their respective areas of expertise.
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
Through our predecessors, we have been in the recruiting and career development business for more than 26 years. Based on our operating structure, we have identified three reportable segments under the Segment Reporting topic of the FASB Accounting Standards Codification (ASC).
Our reportable segments include:

•	Tech & Clearance— Dice, Dice Europe and ClearanceJobs

•	Global Industry Group— eFinancialCareers, Rigzone, Hcareers and BioSpace

•	Healthcare— Health eCareers
We have other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media (business sold in the first quarter of 2016) and Brightmatter and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
Recent Developments
Effective January 1, 2016, the Company organized leadership responsibilities to leverage operating capabilities more effectively across four of its brands which serve specific industries, and to optimize these brands for future growth by streamlining operations and development. This entailed combining four of its global brands to have one management structure under a combined group called GIG. Management believes this new structure will allow the Company to leverage its organizational capabilities, including enabling certain brands that currently operate only in North America, Hcareers and BioSpace, to realize international opportunities more quickly.
The Company sold Slashdot Media to BIZX, LLC in a transaction that closed on January 27, 2016.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Global Industry Group and Healthcare segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At March 31, 2016 and December 31, 2015, Dice had approximately 7,450 and 7,600 total recruitment package customers in the U.S., respectively. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per U.S. recruitment package customer of $1,076 for the three months ended March 31, 2015 to $1,118 for the three months ended March 31, 2016. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $88.8 million at March 31, 2016 and $84.3 million at December 31, 2015, including $969,000 of Slashdot Media deferred revenue classified as held for sale as of December 31, 2015.
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
Critical Accounting Policies
There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2016	2015
	(in thousands, except percentages)
Tech & Clearance	$34,006	$33,890	$116	0.3%
eFinancialCareers	8,906	8,585	321	3.7%
Rigzone	2,898	6,319	(3,421)	(54.1)%
Hcareers	3,812	4,011	(199)	(5.0)%
BioSpace	938	957	(19)	(2.0)%
Global Industry Group	16,554	19,872	(3,318)	(16.7)%
Healthcare	6,958	6,110	848	13.9%
Corporate & Other	768	3,898	(3,130)	(80.3)%
Total revenues	$58,286	$63,770	$(5,484)	(8.6)%
We experienced an increase in the Tech & Clearance segment revenue of $0.1 million, or 0.3%. Revenues for ClearanceJobs increased by $0.6 million for the three month period ended March 31, 2016 as compared to the same period in 2015, primarily due to enhanced product offerings. Revenue at Dice decreased by $0.5 million compared to the same period in 2015. Recruitment package customer count in the U.S. decreased from 7,800 at March 31, 2015 to 7,450 at March 31, 2016. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per U.S. recruitment package customer of approximately 4% from the three month period ended March 31, 2015 to the three month period ended March 31, 2016.
The Global Industry Group segment revenue decreased $3.3 million, or 16.7%. This decrease was primarily due to a decrease at the Rigzone business of $3.4 million as a result of difficult conditions in the energy market. eFinancialCareers experienced an increase in revenue of $0.3 million. Currency translation for the three month period ended March 31, 2016 negatively impacted eFinancialCareers revenue by approximately $0.4 million. In functional currency, revenue increased 11% in the Asia Pacific region, 6% in the UK, 9% in Continental Europe and 5% in North America.
The Healthcare segment, consisting of Health eCareers, increased revenue by $0.8 million, or 13.9% from the comparable 2015 period, as a result of increased utilization by customers and enhanced product offerings.
Revenues from Corporate & Other, which consists of revenue from Slashdot Media and Brightmatter, decreased by $3.1 million or 80.3% primarily due to the sale of the Slashdot Media business in January 2016.

Cost of Revenues

	Three Months Ended March 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Cost of revenues	$8,535	$9,625	$(1,090)	(11.3)%
Percentage of revenues	14.6%	15.1%
Corporate & Other decreased by $1.1 million primarily due to lower expenses at Slashdot Media since the business was sold in January 2016. The Tech & Clearance segment experienced an increase of $180,000 attributable to event costs. The Global Industry Group segment decreased by $302,000 due to savings as a result of fewer events and decreased compensation costs. The Healthcare segment increased $103,000 as a result of additional headcount.
Product Development Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Product development	$7,060	$7,089	$(29)	(0.4)%
Percentage of revenues	12.1%	11.1%
The Global Industry Group segment decreased $397,000 primarily due to compensation costs. An increase of $389,000 was experienced in the Healthcare segment, primarily driven by additional salaries and related costs due to the increased number of employees. Corporate & Other was flat with Brightmatter increasing $598,000 due to an increase in the number of employees supporting the development of next generation recruitment products and services, and partially offset by a decrease at Slashdot Media of $514,000 since the business was sold in January 2016.
Sales and Marketing Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Sales and marketing	$20,502	$20,678	$(176)	(0.9)%
Percentage of revenues	35.2%	32.4%
Sales and marketing costs for the Global Industry Group segment decreased by $989,000 due to decreased discretionary marketing spend of $475,000, decreased commissions of $386,000 as a result of lower billings, and decreased employee-related expenses of $100,000. The decrease was offset by an increase in the Tech & Clearance segment of $525,000 primarily due to discretionary marketing spend to increase brand awareness for Dice in Europe and an increase in compensation costs. The Healthcare segment sales and marketing expense increased $379,000 due to increased marketing costs. Corporate & Other was down $91,000 due to Slashdot Media since the business was sold in January 2016. The decrease was offset by increased marketing spend for Brightmatter.
General and Administrative Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
General and administrative	$11,213	$11,272	$(59)	(0.5)%
Percentage of revenues	19.2%	17.7%
General and administrative expense for the Global Industry Group segment decreased $428,000 primarily attributable to decreased employee-related costs. The Tech & Clearance segment was down $203,000 primarily due to decreased compensation costs, partially offset by increased facilities cost related to a new office in 2015. The Healthcare segment was down $142,000 primarily due to decreased employee-related costs. Corporate & Other was up $492,000 primarily due to professional and related costs associated with an increase in professional fees at Corporate related to the agreement to add a director and increased compensation costs at Brightmatter.

Stock-based compensation expense was $2.7 million, excluding $0.9 million of accelerated stock compensation expense related to Slashdot Media as shown in Note 10, an increase of $0.2 million compared to the same period in 2015. The increase was primarily due to PSUs issued in 2015 and 2016 which vest over a three-year period as described in Note 11 to the Condensed Consolidated Financial Statements.
Disposition Related and Other Costs

	Three Months Ended March 31,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Disposition related and other costs	$3,270	$—	$3,270	n.m.
Percentage of revenues	5.6%	—%
The disposition related and other costs are primarily due to the sale of Slashdot Media, including severance of $981,000, stock based compensation acceleration of $900,000, and a loss on sale of $562,000. Also included in disposition related and other costs is other severance primarily related to the formation of Global Industry Group of $827,000.
Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Depreciation	$2,598	$2,203	$395	17.9%
Percentage of revenues	4.5%	3.5%
The increase was due to increased capital expenditures in the Healthcare segment in the second half of 2015, which increased the amount of depreciable assets.
Amortization of Intangible Assets

	Three Months Ended March 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Amortization	$2,466	$3,743	$(1,277)	(34.1)%
Percentage of revenues	4.2%	5.9%

Amortization expense for the three month period ended March 31, 2016 decreased by $799,000, $245,000 and $152,000 due to certain intangible assets at the Global Industry Group, Healthcare and Tech & Clearance segments, respectively, becoming fully amortized.
Operating Income
Operating income for the three month period ended March 31, 2016 was $2.6 million compared to $9.2 million for the same period in 2015, a decrease of $6.5 million or 71.2%. The decrease was primarily due to decreased revenue at Rigzone and the disposition related and other costs, which did not occur in the prior year period.
Interest Expense

	Three Months Ended March 31,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Interest expense	$872	$808	$64	7.9%
Percentage of revenues	1.5%	1.3%
Interest expense for the three month period ended March 31, 2016 approximates the three month period ended March 31, 2015.

Income Taxes

	Three Months Ended March 31,
	2016	2015
	(in thousands, except percentages)
Income before income taxes	$1,755	$8,325
Income tax expense	644	3,233
Effective tax rate	36.7%	38.8%
The effective income tax rate was 36.7% and 38.8% for the three month periods ended March 31, 2016 and 2015, respectively. The tax rate was higher in the prior year period because of state law changes which impacted our apportionment methodology, causing an increase in our deferred tax liability related to state taxes.
Earnings per Share
Basic earnings per share was $0.02 and $0.10 for the three month periods ended March 31, 2016 and 2015, respectively. Diluted earnings per share was $0.02 and $0.09, respectively. The decreases were due to a decrease in net income primarily due to disposition related and other costs of $3.3 million or $0.04 per diluted share. This decrease was partially offset by decreased weighted-average shares outstanding due to stock repurchases.
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

A reconciliation of Adjusted EBITDA for the three month periods ended March 31, 2016 and 2015 (in thousands) follows:

	For the three months ended March 31,
	2016	2015
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$1,111	$5,092
Interest expense	872	808
Income tax expense	644	3,233
Depreciation	2,598	2,203
Amortization of intangible assets	2,466	3,743
Non-cash stock compensation expense	2,717	2,503
Severance—Slashdot Media	981	—
Accelerated stock based compensation expense—Slashdot Media	900	—
Loss on sale of assets	562	—
Other	15	27
Adjusted EBITDA	$12,866	$17,609

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$12,395	$19,120
Interest expense	872	808
Amortization of deferred financing costs	(81)	(104)
Income tax expense	644	3,233
Deferred income taxes	84	586
Severance—Slashdot Media	981	—
Change in accrual for unrecognized tax benefits	(14)	(83)
Change in accounts receivable	(2,367)	(2,327)
Change in deferred revenue	(5,551)	(5,431)
Changes in working capital and other	5,903	1,807
Adjusted EBITDA	$12,866	$17,609

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
We have summarized our free cash flow for the three month periods ended March 31, 2016 and 2015 (in thousands).

	For the three months ended March 31,
	2016	2015
Cash from operating activities	$12,395	$19,120
Purchases of fixed assets	(2,319)	(2,476)
Free cash flow	$10,076	$16,644
Cash Flows
We have summarized our cash flows for the three month periods ended March 31, 2016 and 2015 (in thousands).

	For the three months ended March 31,
	2016	2015
Cash from operating activities	$12,395	$19,120
Cash from investing activities	110	(2,476)
Cash from financing activities	(14,796)	(16,039)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2016, we had cash of $32.5 million compared to $34.1 million at December 31, 2015. Cash held in non-United States jurisdictions totaled approximately $26.3 million at March 31, 2016. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal source of liquidity is cash, as well as the cash flow that we generate from our operations. In addition, externally, we had $149.0 million in borrowing capacity under our Credit Agreement at March 31, 2016. We believe that our existing cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $12.4 million and $19.1 million for the three month periods ended March 31, 2016 and 2015, respectively. The cash provided by operating activities during the 2016 period decreased primarily due to the timing of tax payments and a decrease in operating income.
Investing Activities
During the three month period ended March 31, 2016, net cash provided by investing activities was $0.1 million compared to cash used of $2.5 million in the three month period ended March 31, 2015. Cash provided by investing activities during the three month period ended March 31, 2016 consisted of cash received on sale of Slashdot Media of $2.4 million, offset by cash paid for purchase of fixed assets of $2.3 million. Cash used by investing activities for the three month period ended March 31, 2015 consisted of cash paid for the purchase of fixed assets of $2.5 million.
Financing Activities
Cash used for financing activities during the three month periods ended March 31, 2016 and 2015 was $14.8 million and $16.0 million, respectively. The cash used during the current period was primarily due to $13.7 million of payments to repurchase the Company’s common stock. During the three month period ended March 31, 2015, the cash used was primarily due to $5.6 million in net repayments on long-term debt, $8.7 million of payments to repurchase the Company’s common stock, and $3.8 million in payment of acquisition related contingencies related to The IT Job Board acquisition.

Credit Agreement
In November 2015, we entered into an Amended and Restated Credit Agreement, which provides for a revolving loan facility of $250.0 million, maturing in November 2020. The Company borrowed $105.0 million under the new Credit Agreement to repay in full all outstanding indebtedness under the previously existing credit facility dated October 2013, terminating that agreement.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2016, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 6 in the Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of March 31, 2016:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$101,000	$—	$—	$101,000	$—
Operating lease obligations	24,696	3,222	7,626	6,663	7,185
Total contractual obligations	$125,696	$3,222	$7,626	$107,663	$7,185
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2016, we had $101.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.44% (the rate in effect on March 31, 2016) on our current borrowings, interest payments are expected to be $2.2 million for April through December 2016, $6.0 million in 2017-2018, and $5.7 million in 2019-2020.
As of March 31, 2016, we recorded approximately $3.5 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2016 are $3.5 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $1.0 million of its unrecognized tax benefits may be recognized in the next twelve months as a result of a lapse of the statute of limitations.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw a significant improvement in recruitment activity, resulting in revenue and customer growth. From the second half of 2011 into 2014, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. Declines in oil prices in 2014 and 2015 and continued low prices in 2016 have decreased demand for energy professionals worldwide. This decline in demand and any future declines in demand for energy professionals could significantly decrease the use of our energy industry job posting websites and related services. If recruitment activity continues to be slow in the industries in which we operate during 2016 and beyond, our revenues and results of operations will be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Dice Europe and Hcareers also conduct business outside the United States. For the three month periods ended March 31, 2016 and 2015, approximately 27% and 29% of our revenues, respectively, were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the pound sterling and between local currencies and the United States dollar and the subsequent translation of the pound sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the pound sterling and United States dollar decreased by 1.0%, the impact on our revenues during 2016 would have been a decrease of approximately $76,000.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2016 and December 31, 2015, our translation adjustment, net of tax, decreased stockholders’ equity by $21.9 million and $20.5 million, respectively. The change from December 31, 2015 to March 31, 2016 is primarily attributable to the position of the United States dollar against the pound sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of March 31, 2016, we had outstanding borrowings of $101.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2016 on our current borrowings would increase by approximately $760,000.

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
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of April 27, 2016 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the stock repurchase plans approved by the board of directors:

	V	VI
Approval Date	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million
Effective Dates	December 2014 to December 2015	December 2015 to December 2016
During the three months ended March 31, 2016, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2016	579,100	$8.44	579,100	$42,451,000
February 1 through February 29, 2016	826,353	8.42	826,353	36,026,000
March 1 through March 31, 2016	183,558	8.41	183,558	34,578,000
Total	1,589,011	$8.21	1,589,011

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.

Item 5.	Other Information
The following disclosure would otherwise be filed on Form 8-K under Item 5.07:
On April 22, 2016, the Company held its 2016 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the stockholders re-elected four Class III directors as described below.
The matters voted upon at the Annual Meeting were: (1) the re-election of four Class III directors; (2) the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016; and (3) the approval, on an advisory basis, of the compensation of the Company’s named executive officers.
The four nominees for election to the board of directors (John W. Barter, Burton M. Goldfield, Scot W. Melland and Brian Schipper) were each elected to serve for a three-year term (with the term expiring at the Company’s 2019 annual meeting of stockholders). The results of the voting were as follows:

Nominees	For	Against	Abstain	Broker Non-Votes
John W. Barter	41,143,116	1,144,264	184,890	3,060,781
Burton M. Goldfield	41,256,599	1,030,781	184,890	3,060,781
Scot W. Melland	40,412,696	1,880,840	178,734	3,060,781
Brian Schipper	41,273,526	1,031,260	167,484	3,060,781

The proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2016 was approved. The results of the voting were as follows:

For	Against	Abstain	Broker Non-Votes
45,295,546	192,998	44,507	—
A majority of stockholders voting at the Annual Meeting approved, on an advisory basis, the compensation of the Company’s named executive officers. The results of the voting were as follows:

For	Against	Abstain	Broker Non-Votes
40,066,487	2,357,252	48,531	3,060,781

Item 6.    Exhibits

31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of John Roberts, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DHI GROUP, INC.
Date:	April 27, 2016	Registrant

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