Form 10-Q
period 2016-06-30
DHI GROUP, INC.
filed 2016-07-27
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2016
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
As of July 22, 2016, there were 50,088,356 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2016 and 2015
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$29,461	$34,050
Accounts receivable, net of allowance for doubtful accounts of $2,735 and $2,887	41,161	46,380
Income taxes receivable	1,999	916
Prepaid and other current assets	3,362	3,072
Assets held for sale	—	4,265
Total current assets	75,983	88,683
Fixed assets, net	15,258	15,255
Acquired intangible assets, net	60,647	65,292
Goodwill	191,964	198,598
Deferred income taxes	278	322
Other assets	650	785
Total assets	$344,780	$368,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,571	$23,883
Deferred revenue	85,940	83,316
Income taxes payable	3,561	4,006
Liabilities held for sale	—	2,334
Total current liabilities	109,072	113,539
Long-term debt, net	97,598	99,436
Deferred income taxes	11,248	10,849
Accrual for unrecognized tax benefits	3,551	3,436
Other long-term liabilities	2,866	3,062
Total liabilities	224,335	230,322
Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 81,565 and 80,717 shares, respectively; outstanding: 50,202 and 52,622 shares, respectively	816	807
Additional paid-in capital	359,791	352,208
Accumulated other comprehensive loss	(27,104)	(20,468)
Accumulated earnings	55,441	49,476
Treasury stock, 31,363 and 28,095 shares, respectively	(268,499)	(243,410)
Total stockholders’ equity	120,445	138,613
Total liabilities and stockholders’ equity	$344,780	$368,935
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$57,673	$65,802	$115,959	$129,572
Operating expenses:
Cost of revenues	8,079	9,865	16,614	19,490
Product development	6,245	7,055	13,305	14,144
Sales and marketing	18,646	20,527	39,148	41,205
General and administrative	11,508	11,829	22,721	23,101
Depreciation	2,563	2,254	5,161	4,457
Amortization of intangible assets	2,070	3,756	4,536	7,499
Disposition related and other costs (Note 10)	77	—	3,347	—
Total operating expenses	49,188	55,286	104,832	109,896
Operating income	8,485	10,516	11,127	19,676
Interest expense	(820)	(833)	(1,692)	(1,641)
Other income (expense)	(17)	18	(32)	(9)
Income before income taxes	7,648	9,701	9,403	18,026
Income tax expense	2,794	4,023	3,438	7,256
Net income	$4,854	$5,678	$5,965	$10,770

Basic earnings per share	$0.10	$0.11	$0.12	$0.21
Diluted earnings per share	$0.10	$0.11	$0.12	$0.20

Weighted-average basic shares outstanding	48,607	51,753	49,034	52,019
Weighted-average diluted shares outstanding	49,279	52,965	49,850	53,427
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$4,854	$5,678	$5,965	$10,770

Foreign currency translation adjustment	(5,217)	4,309	(6,636)	(198)
Total other comprehensive income (loss)	(5,217)	4,309	(6,636)	(198)
Comprehensive income (loss)	$(363)	$9,987	$(671)	$10,572
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,965	$10,770
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,161	4,457
Amortization of intangible assets	4,536	7,499
Deferred income taxes	229	(1,828)
Amortization of deferred financing costs	162	209
Stock based compensation	6,423	5,080
Change in accrual for unrecognized tax benefits	115	164
Loss on sale of business	639	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	4,857	4,829
Prepaid expenses and other assets	(169)	1,127
Accounts payable and accrued expenses	(4,875)	(3,813)
Income taxes receivable/payable	(1,641)	6,330
Deferred revenue	3,252	2,033
Other, net	(77)	132
Net cash flows from operating activities	24,577	36,989
Cash flows from investing activities:
Cash received for sale of business	2,429	—
Purchases of fixed assets	(5,506)	(4,928)
Net cash flows from investing activities	(3,077)	(4,928)
Cash flows from financing activities:
Payments on long-term debt	(11,000)	(21,250)
Proceeds from long-term debt	9,000	15,000
Payments under stock repurchase plan	(22,632)	(21,379)
Payment of acquisition related contingencies	—	(3,829)
Proceeds from stock option exercises	1,028	5,139
Purchase of treasury stock related to vested restricted stock and performance stock units	(2,520)	(1,546)
Excess tax benefit over book expense from stock based compensation	348	1,421
Net cash flows from financing activities	(25,776)	(26,444)
Effect of exchange rate changes	(313)	267
Net change in cash for the period	(4,589)	5,884
Cash, beginning of period	34,050	26,777
Cash, end of period	$29,461	$32,661
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report on Form 10-K”). Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six month period ended June 30, 2016.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   SALE OF SLASHDOT MEDIA
The Company sold the Slashdot and SourceForge businesses (together referred to as “Slashdot Media”) on January 27, 2016 for $2.8 million cash plus working capital of $0.4 million and incurred approximately $0.8 million of selling costs. A $0.1 million and $0.6 million loss on sale of business was recognized in the three and six month periods ended June 30, 2016, respectively.
The Slashdot Media business was classified as “held for sale” as of December 31, 2015 and was shown on the Condensed Consolidated Balance Sheets under the heading of “Assets Held for Sale” and the liabilities were shown under “Liabilities Held for Sale.” Operating results through date of sale are included in the Corporate & Other segment in Segment Information, Note 12.
There was no revenue for Slashdot Media for the three month period ended June 30, 2016. Revenue was $3.9 million for the same period in 2015 and $0.7 million and $7.7 million for the six month periods ended June 30, 2016 and 2015, respectively. There was no income (loss) before incomes taxes for Slashdot Media for the three month periods ended June 30, 2016 and 2015 and $(2.7) million, including loss on sale, severance, and accelerated stock based compensation, for the six month period ended June 30, 2016 and $0.5 million for the six month period ended June 30, 2015.

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
The Company made the final cash payment of $3.8 million of acquisition related contingencies in the six month period ended June 30, 2015 to extinguish the liability. The remaining fluctuation in the six month period ended June 30, 2015 was due to foreign currency exchange rate changes.

5.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2016
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$10,308	$(9,186)	$(833)	$289	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,194	(13,221)	(2,810)	7,163	6.1 years
Customer lists	28,473	(11,595)	(2,878)	14,000	7.0 years
Candidate and content database	15,918	(14,302)	(1,421)	195	2.6 years
Acquired intangible assets, net	$116,893	$(48,304)	$(7,942)	$60,647

	As of December 31, 2015
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$10,308	$(8,831)	$(615)	$862	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,419	(13,156)	(2,238)	8,025	6.1 years
Customer lists	63,373	(42,808)	(5,068)	15,497	5.5 years
Candidate and content database	24,888	(22,088)	(892)	1,908	2.4 years
Acquired intangible assets, net	$160,988	$(86,883)	$(8,813)	$65,292
During the second quarter of 2016, the Company retired $44.1 million of fully amortized acquired intangible assets.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of June 30, 2016, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

July 1, 2016 through December 31, 2016	$2,798
2017	4,465
2018	3,946
2019	3,641
2020	3,261
2021 and thereafter	3,536
Total	$21,647

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2016, the Company was in compliance with all of the financial covenants under the Credit Agreement.
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
The amounts borrowed as of June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Amounts borrowed:
Revolving credit facility	$99,000	$101,000
Less: deferred financing costs, net of accumulated amortization of $1,325 and $1,163	(1,402)	(1,564)
Total borrowed	$97,598	$99,436

Available to be borrowed under revolving facility	$151,000	$149,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	2.50%	2.25%
There are no scheduled payments for the revolving loan facility of $250.0 million until maturity of the Credit Agreement in November 2020.

7.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancellable operating leases as of June 30, 2016 are as follows (in thousands):

July 1, 2016 through December 31, 2016	$2,315
2017	4,227
2018	4,119
2019	3,707
2020	3,294
2021 and thereafter	7,195
Total minimum payments	$24,857
Rent expense was $1.1 million and $2.3 million for the three and six month periods ended June 30, 2016, respectively, and $1.1 million and $2.1 million for the three and six month periods ended June 30, 2015, respectively, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax Contingencies
The Company operates in a number of tax jurisdictions and is routinely subject to examinations by various tax authorities with respect to income taxes and indirect taxes. The determination of the Company’s worldwide provision for taxes requires judgment and estimation. The Company has reserved for potential examination adjustments to our provision for income taxes and accrual of indirect taxes in amounts which the Company believes are reasonable.

8.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s board of directors approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the Stock Repurchase Plans approved by the board of directors:

	V	VI
Approval Date	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million
Effective Dates	December 2014 to December 2015	December 2015 to December 2016
During the quarter ended June 30, 2016 purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1,369,490	$6.95	$9,519,000	$25,059,000
Approximately $0.8 million and $0.9 million of share repurchases had not settled as of June 30, 2016 and December 31, 2015, respectively, and are included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net consists of the following components (in thousands):

	June 30, 2016	December 31, 2015

Foreign currency translation adjustment	$(27,104)	$(20,468)
Changes in accumulated other comprehensive loss during the three month period ended June 30, 2016 are as follows (in thousands):

Foreign currency translation adjustment
Beginning balance	$(21,887)
Other comprehensive loss before reclassifications	(5,217)
Ending balance	$(27,104)
Changes in accumulated other comprehensive income (loss) during the three month period ended June 30, 2015 are as follows (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(18,416)	$3	$(18,413)
Other comprehensive income before reclassifications	4,309	—	4,309
Ending balance	$(14,107)	$3	$(14,104)
Changes in accumulated other comprehensive loss during the six month period ended June 30, 2016 are as follows (in thousands):

Foreign currency translation adjustment
Beginning balance	$(20,468)
Other comprehensive loss before reclassifications	(6,636)
Ending balance	$(27,104)
Changes in accumulated other comprehensive loss during the six month period ended June 30, 2015 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(13,909)	$3	$(13,906)
Other comprehensive loss before reclassifications	(198)	—	(198)
Ending balance	$(14,107)	$3	$(14,104)

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
The following table displays a roll forward of the disposition related and other costs and related liability balances:

	Accrual at				Accrual at
	December 31, 2015	Expense	Cash Payments	Non-Cash	June 30, 2016
Severance—Slashdot Media	$—	$981	$(829)	$—	$152
Accelerated stock based compensation expense—Slashdot Media	—	900	—	(900)	—
Loss on sale of Slashdot Media	—	639	—	(639)	—
Severance related to other brands	—	827	(823)	—	4
Total	$—	$3,347	$(1,652)	$(1,539)	$156

11.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors. Compensation expense for stock-based awards made to employees and directors in return for service is recorded in accordance with Compensation-Stock Compensation of the

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FASB ASC. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.
The Company recorded total stock based compensation expense of $2.8 million and $5.5 million (excluding $0.9 million of accelerated stock compensation expense related to Slashdot Media as shown in Note 10) during the three and six month periods ended June 30, 2016, respectively, and $2.6 million and $5.1 million during the three and six month periods ended June 30, 2015, respectively. At June 30, 2016, there was $20.3 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.8 years.
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
A summary of the status of restricted stock awards as of June 30, 2016 and 2015 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,379,975	$8.13	2,324,200	$8.47
Granted	—	$—	120,100	$8.93
Forfeited	(31,625)	$8.07	(87,812)	$8.40
Vested	(112,100)	$8.71	(106,888)	$7.39
Non-vested at end of period	2,236,250	$8.10	2,249,600	$8.55

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,122,225	$8.54	1,786,581	$8.45
Granted	1,033,500	$7.56	1,188,100	$8.84
Forfeited	(151,500)	$8.30	(145,062)	$8.27
Vested	(767,975)	$8.55	(580,019)	$8.93
Non-vested at end of period	2,236,250	$8.10	2,249,600	$8.55
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2016	2015
Weighted average fair value of PSUs granted	$7.24	$9.25
Dividend yield	—%	—%
Risk free interest rate	0.9%	1.1%
Expected volatility	33.5%	33.6%
A summary of the status of PSUs as of June 30, 2016 and 2015 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	670,838	$9.25	415,000	$9.25
Non-vested at end of period	670,838	$8.03	415,000	$9.25

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	415,000	$9.25	—	$—
Granted	417,500	$7.24	415,000	$9.25
Forfeited	(26,667)	$8.50	—	$—
Vested	(134,995)	$9.25	—	$—
Non-vested at end of period	670,838	$8.03	415,000	$9.25
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the six month periods ended June 30, 2016 and June 30, 2015.
A summary of the status of options previously granted as of June 30, 2016 and 2015, and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	2,363,699	$7.91	$2,326,963
Forfeited	(90,376)	$8.30	—
Options outstanding at end of period	2,273,323	$7.89	$539,367

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	4,064,236	$6.18	$12,593,742
Exercised	(584,816)	$2.55	$3,585,792
Forfeited	(152,213)	$11.16	—
Options outstanding at end of period	3,327,207	$6.59	$8,791,060

	Six Months Ended June 30, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	2,673,512	$7.46	$5,485,248
Exercised	(281,750)	$3.65	$1,343,872
Forfeited	(118,439)	$8.18	—
Options outstanding at end of period	2,273,323	$7.89	$539,367
Exercisable at end of period	1,858,163	$7.81	$539,367

	Six Months Ended June 30, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	4,667,738	$6.14	$19,357,512
Exercised	(1,163,281)	$4.44	$5,512,336
Forfeited	(177,250)	$11.04	—
Options outstanding at end of period	3,327,207	$6.59	$8,791,060
Exercisable at end of period	2,476,325	$5.98	$8,104,598

In connection with the Company’s sale of Slashdot Media, the Company accelerated the vesting of 130,375 shares of restricted stock and 24,001 stock options to certain former employees during the six month period ended June 30, 2016, the expense of which is recorded in Disposition Related and Other Costs in the Condensed Consolidated Statements of Operations.
The weighted-average remaining contractual term of options exercisable at June 30, 2016 is 2.3 years. The following table summarizes information about options outstanding as of June 30, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 4.00 - $ 5.99	236,070	0.4	236,070
$ 6.00 - $ 8.99	1,320,415	2.6	1,055,881
$ 9.00 - $ 14.50	716,838	3.5	566,212
	2,273,323		1,858,163

12.    SEGMENT INFORMATION
The Company changed its reportable segments during the first quarter of 2016 to reflect the current operating structure. Accordingly, all prior periods have been recast to reflect the current segment presentation.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media (business sold in the first quarter of 2016) and Brightmatter, which are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
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
The following table shows the segment information (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
By Segment:
Revenues:
Tech & Clearance	$34,153	$35,075	$68,159	$68,965
Global Industry Group	16,546	20,343	33,100	40,215
Healthcare	6,955	6,451	13,913	12,561
Corporate & Other	19	3,933	787	7,831
Total revenues	$57,673	$65,802	$115,959	$129,572

Depreciation:
Tech & Clearance	$1,770	$1,622	$3,508	$3,210
Global Industry Group	230	236	452	464
Healthcare	495	284	1,091	561
Corporate & Other	68	112	110	222
Total depreciation	$2,563	$2,254	$5,161	$4,457

Amortization:
Tech & Clearance	$729	$888	$1,457	$1,768
Global Industry Group	1,074	2,421	2,545	4,838
Healthcare	218	317	436	634
Corporate & Other	49	130	98	259
Total amortization	$2,070	$3,756	$4,536	$7,499

Operating income (loss):
Tech & Clearance	$13,291	$13,289	$25,124	$25,470
Global Industry Group	2,477	2,712	3,123	4,025
Healthcare	107	203	(171)	77
Corporate & Other	(7,390)	(5,688)	(16,949)	(9,896)
Operating income	8,485	10,516	11,127	19,676
Interest expense	(820)	(833)	(1,692)	(1,641)
Other income (expense)	(17)	18	(32)	(9)
Income before income taxes	$7,648	$9,701	$9,403	$18,026

Capital expenditures:
Tech & Clearance	$1,837	$1,342	$3,413	$2,643
Global Industry Group	186	143	541	522
Healthcare	221	822	397	1,628
Corporate & Other	564	1	966	32
Total capital expenditures	$2,808	$2,308	$5,317	$4,825

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
By Geography:
Revenues:
United States	$42,323	$47,512	$85,000	$92,543
United Kingdom	5,611	8,424	13,584	19,180
EMEA, APAC and Canada (1)	9,739	9,866	17,375	17,849
Non-United States	15,350	18,290	30,959	37,029
Total revenues	$57,673	$65,802	$115,959	$129,572

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016	December 31, 2015
Total assets:
Tech & Clearance	$171,920	$177,519
Global Industry Group	138,769	150,111
Healthcare	16,829	18,134
Corporate & Other	17,262	23,171
Total assets	$344,780	$368,935

The following table shows the carrying amount of goodwill by reportable segment as of December 31, 2015 and June 30, 2016 and the changes in goodwill for the six month period ended June 30, 2016 (in thousands):

	Tech & Clearance	Global Industry Group	Healthcare	Corporate & Other	Total
Goodwill at December 31, 2015	$95,523	$80,096	$6,269	$16,710	$198,598
Foreign currency translation adjustment	(858)	(4,161)	—	(1,615)	(6,634)
Goodwill at June 30, 2016	$94,665	$75,935	$6,269	$15,095	$191,964

The decline in oil prices in 2014 and 2015 and continued low prices in 2016 has decreased demand for energy professionals worldwide.  This decline in demand and any future declines in demand for energy professionals could significantly decrease the use of the Company’s energy industry job posting websites and related services, which may adversely affect the energy reporting unit’s financial condition and results of operations.  As a result of these factors, the Company further evaluated the fair value of this reporting unit and does not believe this reporting unit is currently at risk of failing the first step of the impairment test.  If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.
On June 23, 2016, the United Kingdom (“UK”) held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees based in the UK and Europe along with adversely impacting foreign currencies, particularly the British Pound Sterling as compared to the United States dollar.  These disruptions and uncertainties could decrease demand for finance, technology and energy professionals in the markets we serve. This decline in demand and any future declines in demand could significantly decrease the use of our finance, technology and energy industry job posting websites and related services, which may adversely affect the related reporting unit’s financial condition and results of operations. If recruitment activity is slow in the industries in which we operate during 2016 and beyond, our revenues and results of operations will be negatively impacted. As a result of these factors, the Company further evaluated the fair value of the following reporting units - Dice Europe, Finance and Energy - and does not believe they are currently at risk of failing the first step of the impairment test.  If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test these reporting units for impairment prior to the annual impairment test.

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Stock-based awards of approximately 2.7 million and 2.0 million shares were outstanding during the three and six month periods ended June 30, 2016, respectively, and approximately 2.6 million and 1.8 million shares were outstanding during the three and six month periods ended June 30, 2015, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the effect of the awards are anti-dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations—basic and diluted	$4,854	$5,678	$5,965	$10,770

Weighted-average shares outstanding—basic	48,607	51,753	49,034	52,019
Add shares issuable from stock-based awards	672	1,212	816	1,408
Weighted-average shares outstanding—diluted	49,279	52,965	49,850	53,427

Basic earnings per share	$0.10	$0.11	$0.12	$0.21
Diluted earnings per share	$0.10	$0.11	$0.12	$0.20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the uncertainty surrounding the UK’s future departure from the European Union (“EU”), including uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Through our predecessors, we have been in the recruiting and career development business for more than 26 years. Based on our operating structure, we have identified three reportable segments.
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
Recent Developments
The UK held a referendum on June 23, 2016 in which a majority of voters voted to exit the EU (“Brexit”). Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees based in the UK and central Europe. See further discussion in Item 1A. Risk Factors.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Global Industry Group and Healthcare segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At June 30, 2016 and March 31, 2016, Dice had approximately 7,300 and 7,450 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer increased from $1,084 and $1,080 for the three and six months ended June 30, 2015, respectively, to $1,124 and $1,121 for the three and six months ended June 30, 2016, respectively. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $85.9 million at June 30, 2016 and $84.3 million at December 31, 2015, including $969,000 of Slashdot Media deferred revenue classified as held for sale as of December 31, 2015.
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
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2016	2015
	(in thousands, except percentages)
Tech & Clearance	$34,153	$35,075	$(922)	(2.6)%
eFinancialCareers	9,053	8,928	125	1.4%
Rigzone	2,435	5,742	(3,307)	(57.6)%
Hcareers	4,034	4,306	(272)	(6.3)%
BioSpace	1,024	1,367	(343)	(25.1)%
Global Industry Group	16,546	20,343	(3,797)	(18.7)%
Healthcare	6,955	6,451	504	7.8%
Corporate & Other	19	3,933	(3,914)	(99.5)%
Total revenues	$57,673	$65,802	$(8,129)	(12.4)%
Revenues for the three months ended June 30, 2016 decreased $8.1 million, or 12.4% from the same period of 2015 due to decreases of $3.3 million in the Rigzone business and $3.9 million related to the sale of the Slashdot business in January 2016. We experienced a decrease in the Tech & Clearance segment revenue of $0.9 million, or 2.6%. Revenue at Dice decreased by $1.6 million compared to the same period in 2015. Recruitment package customer count in the U.S. decreased from 7,750 at June 30, 2015 to 7,300 at June 30, 2016. However, average monthly revenue per U.S. recruitment package customer increased approximately 4% from the three month period ended June 30, 2015 to the three month period ended June 30, 2016. Revenues for ClearanceJobs increased by $0.6 million for the three month period ended June 30, 2016 as compared to the same period in 2015, primarily due to favorable market conditions, increased sales of its “pay-for-performance” product and a rising number of active job postings.
The Global Industry Group segment revenue decreased $3.8 million, or 18.7%. This decrease was primarily due to a decrease at the Rigzone business of $3.3 million as a result of continued difficult conditions in the energy market. Currency translation for the three month period ended June 30, 2016 negatively impacted eFinancialCareers revenue by approximately $0.4 million.
The Healthcare segment, consisting of Health eCareers, increased revenue by $0.5 million, or 7.8% from the comparable 2015 period, as a result of increased utilization by customers and enhanced product offerings.
Revenues from Corporate & Other, which consists of revenue from Slashdot Media and Brightmatter, decreased by $3.9 million or 99.5% primarily due to the sale of the Slashdot Media business in January 2016.
Cost of Revenues

	Three Months Ended June 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Cost of revenues	$8,079	$9,865	$(1,786)	(18.1)%
Percentage of revenues	14.0%	15.0%

Corporate & Other decreased by $1.5 million primarily due to lower expenses at Slashdot Media since the business was sold in January 2016. The Global Industry Group segment decreased by $337,000 due to savings as a result of fewer events and decreased employee-related expenses.
Product Development Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Product development	$6,245	$7,055	$(810)	(11.5)%
Percentage of revenues	10.8%	10.7%
Corporate & Other decreased $594,000 with a decrease at Slashdot Media of $920,000 since the business was sold in January 2016, partially offset by Brightmatter increasing $402,000 due to an increase in the number of employees supporting the development of next generation recruitment products and services. The Global Industry Group segment decreased $387,000 primarily due to compensation costs. An increase of $275,000 was experienced in the Healthcare segment, primarily driven by additional salaries and related costs due to the increased number of employees.
Sales and Marketing Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Sales and marketing	$18,646	$20,527	$(1,881)	(9.2)%
Percentage of revenues	32.3%	31.2%
Sales and marketing costs for the Tech & Clearance segment decreased $797,000 primarily due to decreased marketing costs of $559,000 at Dice and a decrease in compensation costs. Corporate & Other was down $623,000 due to Slashdot Media since the business was sold in January 2016. The Global Industry Group segment decreased by $600,000 primarily due to decreased discretionary marketing spend.
General and Administrative Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
General and administrative	$11,508	$11,829	$(321)	(2.7)%
Percentage of revenues	20.0%	18.0%
General and administrative expense for the Global Industry Group segment decreased $880,000 primarily attributable to decreased compensation costs, rent expense, recruiting fees and employee-related expenses. Corporate & Other was up $440,000 primarily due to professional fees and related costs at Corporate of $640,000 and increased compensation costs at Brightmatter of $245,000, partially offset by a decrease of $706,000 at Slashdot Media since the business was sold in January 2016.
Disposition Related and Other Costs

	Three Months Ended June 30,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Disposition related and other costs	$77	$—	$77	n.m.
Percentage of revenues	0.1%	—%
The disposition related and other costs are due to the sale of Slashdot Media, including a loss on sale of $77,000, resulting from the final agreement and true-up of net assets sold.

Depreciation

	Three Months Ended June 30,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Depreciation	$2,563	$2,254	$309	13.7%
Percentage of revenues	4.4%	3.4%
The increase was due to increased capital expenditures in the Healthcare segment in the second half of 2015, which increased the amount of depreciable assets.
Amortization of Intangible Assets

	Three Months Ended June 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Amortization	$2,070	$3,756	$(1,686)	(44.9)%
Percentage of revenues	3.6%	5.7%

Amortization expense for the three month period ended June 30, 2016 decreased by $1.2 million, $245,000 and $159,000 due to certain intangible assets at the Global Industry Group, Healthcare and Tech & Clearance segments, respectively, becoming fully amortized.
Operating Income
Operating income for the three month period ended June 30, 2016 was $8.5 million compared to $10.5 million for the same period in 2015, a decrease of $2.0 million or 19.3%. The decrease was primarily due to decreased revenue at Rigzone and Slashdot Media as a result of the sale in January 2016, partially offset by lower expenses.
Interest Expense

	Three Months Ended June 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Interest expense	$820	$833	$(13)	(1.6)%
Percentage of revenues	1.4%	1.3%
Interest expense for the three month period ended June 30, 2016 approximates the three month period ended June 30, 2015.

Income Taxes

	Three Months Ended June 30,
	2016	2015
	(in thousands, except percentages)
Income before income taxes	$7,648	$9,701
Income tax expense	2,794	4,023
Effective tax rate	36.5%	41.5%
The effective income tax rate was 36.5% and 41.5% for the three month periods ended June 30, 2016 and 2015, respectively. The tax rate was higher in the prior year period because of reductions to our state net operating loss carryforwards resulting from a state tax examination.
Earnings per Share
Basic and diluted earnings per share was $0.10 and $0.11 for the three month periods ended June 30, 2016 and 2015, respectively.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2016	2015
	(in thousands, except percentages)
Tech & Clearance	$68,159	$68,965	$(806)	(1.2)%
eFinancialCareers	17,958	17,513	445	2.5%
Rigzone	5,333	12,061	(6,728)	(55.8)%
Hcareers	7,846	8,317	(471)	(5.7)%
BioSpace	1,963	2,324	(361)	(15.5)%
Global Industry Group	33,100	40,215	(7,115)	(17.7)%
Healthcare	13,913	12,561	1,352	10.8%
Corporate & Other	787	7,831	(7,044)	(90.0)%
Total revenues	$115,959	$129,572	$(13,613)	(10.5)%
Revenues for the six months ended June 30, 2016 decreased $13.6 million, or 10.5% from the same period of 2015 due to decreases of $6.7 million in the Rigzone business and $6.9 million related to the sale of the Slashdot business in January 2016. We experienced a decrease in the Tech & Clearance segment revenue of $0.8 million, or 1.2%. Revenue at Dice decreased by $2.1 million compared to the same period in 2015. Recruitment package customer count in the U.S. decreased from 7,750 at June 30, 2015 to 7,300 at June 30, 2016. However, average monthly revenue per U.S. recruitment package customer increased approximately 4% from the six month period ended June 30, 2015 to the six month period ended June 30, 2016. Revenues for ClearanceJobs increased by $1.2 million for the six month period ended June 30, 2016 as compared to the same period in 2015, primarily due to enhanced product offerings.
The Global Industry Group segment revenue decreased $7.1 million, or 17.7%. This decrease was primarily due to a decrease at the Rigzone business of $6.7 million as a result of continued difficult conditions in the energy market. Currency translation for the six month period ended June 30, 2016 negatively impacted eFinancialCareers revenue by approximately $0.8 million.
The Healthcare segment, consisting of Health eCareers, increased revenue by $1.4 million, or 10.8% from the comparable 2015 period, as a result of increased utilization by customers and enhanced product offerings.
Revenues from Corporate & Other, which consists of revenue from Slashdot Media and Brightmatter, decreased by $7.0 million or 90.0% primarily due to the sale of the Slashdot Media business in January 2016.

Cost of Revenues

	Six Months Ended June 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Cost of revenues	$16,614	$19,490	$(2,876)	(14.8)%
Percentage of revenues	14.3%	15.0%
Corporate & Other decreased by $2.4 million primarily due to lower expenses at Slashdot Media since the business was sold in January 2016. The Global Industry Group segment decreased by $634,000 due to savings as a result of fewer events and decreased employee-related expenses. The Healthcare segment increased $218,000 as a result of higher royalties paid to healthcare associations which provide traffic and jobs to the website.
Product Development Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Product development	$13,305	$14,144	$(839)	(5.9)%
Percentage of revenues	11.5%	10.9%
The Global Industry Group segment decreased $783,000 primarily due to compensation costs. Corporate & Other decreased $580,000 due to a decrease at Slashdot Media of $1.4 million since the business was sold in January 2016 and a decrease of $152,000 at Corporate as a result of lower employee-related expenses, partially offset by Brightmatter increasing $1.0 million due to an increase in the number of employees supporting the development of next generation recruitment products and services. An increase of $638,000 was experienced in the Healthcare segment, primarily driven by additional salaries and related costs due to the increased number of employees.
Sales and Marketing Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Sales and marketing	$39,148	$41,205	$(2,057)	(5.0)%
Percentage of revenues	33.8%	31.8%
Sales and marketing costs for the Global Industry Group segment decreased by $1.6 million due to decreased discretionary marketing spend of $1.2 million and lower compensation expenses of $400,000. Corporate & Other was down $712,000 primarily due to a decrease at Slashdot Media since the business was sold in January 2016. The Tech & Clearance segment decreased $262,000 primarily due to decreased customer marketing costs of $1.2 million at Dice partially offset by discretionary marketing spend to increase brand awareness for Dice in Europe. The Healthcare segment sales and marketing expense increased $504,000 primarily due to increased marketing and compensation costs.
General and Administrative Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
General and administrative	$22,721	$23,101	$(380)	(1.6)%
Percentage of revenues	19.6%	17.8%
General and administrative expense for the Global Industry Group segment decreased $1.3 million primarily attributable to decreased compensation costs, rent expense, recruiting fees and employee-related expenses. The Tech & Clearance segment was down $231,000 primarily due to decreased compensation costs, partially offset by increased facilities cost related to a new office in 2015. Healthcare was down $197,000 due to lower employee-related costs while Corporate & Other was up $939,000 primarily due to an increase in professional fees and related costs at Corporate of $1.2 million, including $640,000 of professional fees and $371,000 of fees associated with the agreement to add a director, and an increase in compensation costs at

Brightmatter of $511,000. Partially offsetting these increases was a decrease at Slashdot Media of $773,000 since the business was sold in January 2016.
Stock-based compensation expense was $5.5 million, excluding $0.9 million of accelerated stock compensation expense related to Slashdot Media as shown in Note 10, an increase of $0.4 million compared to the same period in 2015. The increase was primarily due to PSUs issued in 2015 and 2016 which vest over a three-year period as described in Note 11 to the Condensed Consolidated Financial Statements.
Disposition Related and Other Costs

	Six Months Ended June 30,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Disposition related and other costs	$3,347	$—	$3,347	n.m.
Percentage of revenues	2.9%	—%
The disposition related and other costs are primarily due to the sale of Slashdot Media, including severance of $981,000, stock based compensation acceleration of $900,000, and a loss on sale of $639,000. Also included in disposition related and other costs is other severance primarily related to the formation of Global Industry Group of $827,000.
Depreciation

	Six Months Ended June 30,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Depreciation	$5,161	$4,457	$704	15.8%
Percentage of revenues	4.5%	3.4%
The increase was primarily due to increased capital expenditures in the Healthcare segment in the second half of 2015, which increased the amount of depreciable assets.
Amortization of Intangible Assets

	Six Months Ended June 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Amortization	$4,536	$7,499	$(2,963)	(39.5)%
Percentage of revenues	3.9%	5.8%

Amortization expense for the six month period ended June 30, 2016 decreased by $2.0 million, $491,000 and $311,000 due to certain intangible assets at the Global Industry Group, Healthcare and Tech & Clearance segments, respectively, becoming fully amortized.
Operating Income
Operating income for the six month period ended June 30, 2016 was $11.1 million compared to $19.7 million for the same period in 2015, a decrease of $8.5 million or 43.4%. The decrease was primarily due to decreased revenue at Rigzone and the disposition related and other costs, which did not occur in the prior year period.
Interest Expense

	Six Months Ended June 30,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Interest expense	$1,692	$1,641	$51	3.1%
Percentage of revenues	1.5%	1.3%

Interest expense for the six month period ended June 30, 2016 approximates the six month period ended June 30, 2015.
Income Taxes

	Six Months Ended June 30,
	2016	2015
	(in thousands, except percentages)
Income before income taxes	$9,403	$18,026
Income tax expense	3,438	7,256
Effective tax rate	36.6%	40.3%
The effective income tax rate was 36.6% and 40.3% for the six month periods ended June 30, 2016 and 2015, respectively. The tax rate was higher in the prior year period because of reductions to our state net operating loss carryforwards resulting from a state tax examination and because of the cumulative effect of state tax legislation which impacted our apportionment methodology.
Earnings per Share
Basic earnings per share was $0.12 and $0.21 for the six month periods ended June 30, 2016 and 2015, respectively. Diluted earnings per share was $0.12 and $0.20, respectively. The decreases were due to a decrease in net income primarily due to disposition related and other costs of $3.3 million or $0.04 per diluted share. This decrease was partially offset by decreased weighted-average shares outstanding due to stock repurchases.
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
We also present Adjusted EBITDA because covenants in our Credit Agreement contain ratios based on this measure. Our Credit Agreement is material to us because it is one of our primary sources of liquidity. If our Adjusted EBITDA were to decline below certain levels, covenants in our Credit Agreement that are based on Adjusted EBITDA may be violated and could cause a default and acceleration of payment obligations under our Credit Agreement. See Note 6 “Indebtedness” for additional information on the covenants for our Credit Agreement.
Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP as a measure of our profitability.
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

A reconciliation of Adjusted EBITDA for the six month periods ended June 30, 2016 and 2015 (in thousands) follows:

	For the six months ended June 30,
	2016	2015
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$5,965	$10,770
Interest expense	1,692	1,641
Income tax expense	3,438	7,256
Depreciation	5,161	4,457
Amortization of intangible assets	4,536	7,499
Non-cash stock compensation expense	5,523	5,080
Severance—Slashdot Media	981	—
Accelerated stock based compensation expense—Slashdot Media	900	—
Loss on sale of business	639	—
Other	32	9
Adjusted EBITDA	$28,867	$36,712

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$24,577	$36,989
Interest expense	1,692	1,641
Amortization of deferred financing costs	(162)	(209)
Income tax expense	3,438	7,256
Deferred income taxes	(229)	1,828
Severance—Slashdot Media	981	—
Change in accrual for unrecognized tax benefits	(115)	(164)
Change in accounts receivable	(4,857)	(4,829)
Change in deferred revenue	(3,252)	(2,033)
Changes in working capital and other	6,794	(3,767)
Adjusted EBITDA	$28,867	$36,712

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
We have summarized our free cash flow for the six month periods ended June 30, 2016 and 2015 (in thousands).

	For the six months ended June 30,
	2016	2015
Cash from operating activities	$24,577	$36,989
Purchases of fixed assets	(5,506)	(4,928)
Free cash flow	$19,071	$32,061
Cash Flows
We have summarized our cash flows for the six month periods ended June 30, 2016 and 2015 (in thousands).

	For the six months ended June 30,
	2016	2015
Cash from operating activities	$24,577	$36,989
Cash from investing activities	(3,077)	(4,928)
Cash from financing activities	(25,776)	(26,444)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At June 30, 2016, we had cash of $29.5 million compared to $34.1 million at December 31, 2015. Cash held in non-United States jurisdictions totaled approximately $26.6 million at June 30, 2016. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal source of liquidity is cash, as well as the cash flow that we generate from our operations. In addition, externally, we had $151.0 million in borrowing capacity under our Credit Agreement at June 30, 2016. We believe that our existing cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $24.6 million and $37.0 million for the six month periods ended June 30, 2016 and 2015, respectively. The cash provided by operating activities during the 2016 period decreased primarily due to the timing of tax payments and a decrease in operating income.
Investing Activities
During the six month period ended June 30, 2016, net cash used by investing activities was $3.1 million compared to cash used of $4.9 million in the six month period ended June 30, 2015. Cash used by investing activities during the six month period ended June 30, 2016 consisted of cash paid for purchase of fixed assets of $5.5 million, partially offset by cash received on sale of Slashdot Media of $2.4 million. Cash used by investing activities for the six month period ended June 30, 2015 consisted of cash paid for the purchase of fixed assets of $4.9 million.
Financing Activities
Cash used for financing activities during the six month periods ended June 30, 2016 and 2015 was $25.8 million and $26.4 million, respectively. The cash used during the current period was primarily due to $22.6 million of payments to repurchase the Company’s common stock. During the six month period ended June 30, 2015, the cash used was primarily due to $21.4 million of payments to repurchase the Company’s common stock, $6.3 million in net repayments on long-term debt, and $3.8 million in payment of acquisition related contingencies related to The IT Job Board acquisition.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2016, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 6 in the Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of June 30, 2016:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$99,000	$—	$—	$99,000	$—
Operating lease obligations	24,857	2,315	8,346	7,001	7,195
Total contractual obligations	$123,857	$2,315	$8,346	$106,001	$7,195
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2016, we had $99.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.50% (the rate in effect on June 30, 2016) on our current borrowings, interest payments are expected to be $1.5 million for July through December 2016, $6.0 million in 2017-2018, and $5.8 million in 2019-2020.
As of June 30, 2016, we recorded approximately $3.6 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2016 are $3.6 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $1.0 million of its unrecognized tax benefits may be recognized in the next twelve months as a result of a lapse of the statute of limitations.
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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Dice Europe and Hcareers also conduct business outside the United States. For the six month periods ended June 30, 2016 and 2015, approximately 27% and 29% of our revenues, respectively, were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling and between local currencies and the United States dollar and the subsequent translation of the British Pound Sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues during 2016 would have been a decrease of approximately $149,000.
On June 23, 2016, the UK held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound Sterling as compared to the United States dollar. Volatility in exchange rates is expected to continue in the short term as the UK negotiates its exit from the EU. We currently do not hedge our British Pound Sterling exposure and therefore are susceptible to currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2016 and December 31, 2015, our translation adjustment decreased stockholders’ equity by $27.1 million and $20.5 million, respectively. The change from December 31, 2015 to June 30, 2016 is primarily attributable to the position of the United States dollar against the British Pound Sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of June 30, 2016, we had outstanding borrowings of $99.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2016 on our current borrowings would increase by approximately $500,000.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2016. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

The UK’s impending departure from the EU could adversely affect us.
The UK held a referendum on June 23, 2016 in which a majority of voters voted to exit the EU (“Brexit”). Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees based in the UK and Europe. For example, if as a result of Brexit, financial institutions move all or a portion of their operations out of the UK, it may result in decreased demand for jobs in the financial sector in the UK and could negatively impact the performance of our eFinancialCareers business. Further, the potential loss of the EU “passport,” or any other potential restriction on free travel of UK citizens to Europe, and vice versa, could adversely impact the jobs market in general and our operations in Europe.
In addition, Brexit has resulted in significant volatility in the value of the British Pound Sterling and Euro currencies. Since our financial statements are denominated in U.S. dollars and we currently do not hedge currency risk, a decline in the value of the Pound or Euro may have an adverse impact on our financial condition and results of operations.
In the short- to medium-term, because the UK is, and will continue to be for at least two years following official notification to withdraw, a member of the EU, the prospect of Brexit has not impacted UK data protection law.  On July 12, 2016, however, the European Commission adopted the EU-U.S. Privacy Shield, which provides a framework for the transfer of personal data of EU data subjects, and on May 4, 2016, the EU General Data Protection Regulation (“GDPR”), which will replace Directive 95/46/EC (commonly referred to as the “Data Protection Directive”), was formally published.  The GDPR will go into effect on May 25, 2018 and as a regulation as opposed to a directive will be directly applicable in EU member states.  Among other things, the GDPR applies to data controllers and processors outside the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects.  The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate content, and therefore the effect, of data protection regulation over time. The current uncertainty surrounding the outcome of the referendum on the UK’s membership in the EU, and a likely withdrawal of the UK from the EU, could impact a range of EU regulations, including in respect of data protection.  This uncertainty subjects us to substantial operational and compliance risk, the results of which could have a material adverse effect on our financial condition and results of operations.
The ultimate effects of Brexit are uncertain and will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. In addition, Brexit is likely to lead to legal uncertainty, including uncertainty regarding taxation, and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations and financial condition.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. Except as otherwise described herein, as of July 27, 2016 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the stock repurchase plans approved by the board of directors:

	V	VI
Approval Date	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million
Effective Dates	December 2014 to December 2015	December 2015 to December 2016
During the three months ended June 30, 2016, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2016	300,000	$7.82	300,000	$32,232,000
May 1 through May 31, 2016	744,034	6.77	744,034	27,196,000
June 1 through June 30, 2016	325,456	6.56	325,456	25,059,000
Total	1,369,490	$6.95	1,369,490
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.

Item 5.    Other Information
On July 27, 2016, DHI Group, Inc. (the “Company”) announced that John Roberts will cease to be the Company’s Chief Financial Officer, effective August 31, 2016 (the “Separation Date”).
Mr. Roberts has served as Chief Financial Officer since joining the Company in October 2013. He has been responsible for the financial organization, including financial planning, corporate development, accounting, financial reporting, investor relations, treasury, internal audit and tax, as well as the Company’s legal organization.
Mr. Roberts will continue to be employed by the Company through the Separation Date and will assist with the transition of his responsibilities.  The Company has begun a process to appoint a successor to Mr. Roberts and a further announcement will be made in due course.

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

DHI GROUP, INC.
Date:	July 27, 2016	Registrant

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