Form 10-Q
period 2016-09-30
DHI GROUP, INC.
filed 2016-11-01
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2016
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
As of October 28, 2016, there were 49,780,138 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2016 and 2015
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015
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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$29,421	$34,050
Accounts receivable, net of allowance for doubtful accounts of $2,666 and $2,887	37,863	46,380
Income taxes receivable	1,654	916
Prepaid and other current assets	3,810	3,072
Assets held for sale	—	4,265
Total current assets	72,748	88,683
Fixed assets, net	15,663	15,255
Acquired intangible assets, net	49,812	65,292
Goodwill	174,640	198,598
Deferred income taxes	276	322
Other assets	646	785
Total assets	$313,785	$368,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,979	$23,883
Deferred revenue	82,384	83,316
Income taxes payable	2,762	4,006
Liabilities held for sale	—	2,334
Total current liabilities	105,125	113,539
Long-term debt, net	90,679	99,436
Deferred income taxes	9,096	10,849
Accrual for unrecognized tax benefits	3,602	3,436
Other long-term liabilities	2,947	3,062
Total liabilities	211,449	230,322
Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 81,951 and 80,717 shares, respectively; outstanding: 50,144 and 52,622 shares, respectively	820	807
Additional paid-in capital	363,744	352,208
Accumulated other comprehensive loss	(29,325)	(20,468)
Accumulated earnings	38,600	49,476
Treasury stock, 31,807 and 28,095 shares, respectively	(271,503)	(243,410)
Total stockholders’ equity	102,336	138,613
Total liabilities and stockholders’ equity	$313,785	$368,935
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$56,073	$65,138	$172,032	$194,710
Operating expenses:
Cost of revenues	7,943	9,765	24,557	29,255
Product development	6,018	7,938	19,323	22,082
Sales and marketing	19,425	19,779	58,573	60,984
General and administrative	10,101	10,958	32,822	34,059
Depreciation	2,478	2,364	7,639	6,821
Amortization of intangible assets	1,570	3,376	6,106	10,875
Impairment of goodwill	15,369	—	15,369	—
Impairment of intangible assets	9,252	—	9,252	—
Disposition related and other costs (Note 10)	—	—	3,347	—
Total operating expenses	72,156	54,180	176,988	164,076
Operating income (loss)	(16,083)	10,958	(4,956)	30,634
Interest expense	(901)	(831)	(2,593)	(2,472)
Other income (expense)	(1)	7	(33)	(2)
Income (loss) before income taxes	(16,985)	10,134	(7,582)	28,160
Income tax (benefit) expense	(144)	3,623	3,294	10,879
Net income (loss)	$(16,841)	$6,511	$(10,876)	$17,281

Basic earnings (loss) per share	$(0.35)	$0.13	$(0.22)	$0.33
Diluted earnings (loss) per share	$(0.35)	$0.12	$(0.22)	$0.33

Weighted-average basic shares outstanding	47,719	51,228	48,596	51,792
Weighted-average diluted shares outstanding	47,719	52,230	48,596	53,056
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(16,841)	$6,511	$(10,876)	$17,281

Foreign currency translation adjustment	(2,221)	(3,972)	(8,857)	(4,170)
Unrealized losses on investments	—	(3)	—	(3)
Total other comprehensive loss	(2,221)	(3,975)	(8,857)	(4,173)
Comprehensive income (loss)	$(19,062)	$2,536	$(19,733)	$13,108
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(10,876)	$17,281
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	7,639	6,821
Amortization of intangible assets	6,106	10,875
Deferred income taxes	(1,977)	(373)
Amortization of deferred financing costs	243	313
Stock based compensation	8,750	7,490
Impairment of goodwill	15,369	—
Impairment of intangible assets	9,252	—
Change in accrual for unrecognized tax benefits	166	172
Loss on sale of business	639	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	8,047	3,437
Prepaid expenses and other assets	(618)	1,601
Accounts payable and accrued expenses	(3,430)	(2,332)
Income taxes receivable/payable	(2,082)	6,050
Deferred revenue	(493)	(2,132)
Other, net	(123)	166
Net cash flows from operating activities	36,612	49,369
Cash flows from investing activities:
Cash received from sale of business	2,429	—
Purchases of fixed assets	(8,461)	(6,710)
Net cash flows from investing activities	(6,032)	(6,710)
Cash flows from financing activities:
Payments on long-term debt	(26,000)	(28,875)
Proceeds from long-term debt	17,000	20,000
Payments under stock repurchase plan	(26,179)	(29,561)
Payment of acquisition related contingencies	—	(3,829)
Proceeds from stock option exercises	2,664	5,897
Purchase of treasury stock related to vested restricted stock and performance stock units	(2,779)	(1,665)
Excess tax benefit over book expense from stock based compensation	400	2,114
Net cash flows from financing activities	(34,894)	(35,919)
Effect of exchange rate changes	(315)	394
Net change in cash for the period	(4,629)	7,134
Cash, beginning of period	34,050	26,777
Cash, end of period	$29,421	$33,911
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report on Form 10-K”). Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine month period ended September 30, 2016, except as disclosed in Notes 4, 5 and 12 relating to intangible assets and goodwill impairment at the Energy reporting unit within the Global Industry Group segment.

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
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers. The new standard outlines the principles an entity must apply to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The updated standard becomes effective for reporting periods (interim and annual) beginning after December 15, 2017, with no early adoption permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is currently evaluating the impact on its various revenue streams and is continuing to evaluate the potential impact on its consolidated financial statements and has not yet selected a transition method.
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
3.   SALE OF SLASHDOT MEDIA
The Company sold the Slashdot and SourceForge businesses (together referred to as “Slashdot Media”) on January 27, 2016 for $2.8 million cash plus working capital of $0.4 million and incurred approximately $0.8 million of selling costs. A $0.6 million loss on sale of business was recognized in the nine month period ended September 30, 2016.
The Slashdot Media business was classified as “held for sale” as of December 31, 2015 and was shown on the Condensed Consolidated Balance Sheets under the heading of “Assets held for sale” and the liabilities were shown under “Liabilities held for sale.” Operating results through date of sale are included in the Corporate & Other segment in Segment Information, Note 12.
There was no revenue for Slashdot Media for the three month period ended September 30, 2016. Revenue was $3.5 million for the same period in 2015 and $0.7 million and $11.2 million for the nine month periods ended September 30, 2016 and 2015, respectively. There was no income before incomes taxes for Slashdot Media for the three month period ended September 30, 2016 and $0.2 million for the three month period ended September 30, 2015. There was $2.7 million loss before incomes taxes for Slashdot Media, including loss on sale, severance, and accelerated stock based compensation, for the nine month period ended September 30, 2016 and $0.7 million of income before taxes for the nine month period ended September 30, 2015.

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
The Company made the final cash payment of $3.8 million of acquisition related contingencies in the nine month period ended September 30, 2015 to extinguish the liability. The remaining fluctuation in the nine month period ended September 30, 2015 was due to foreign currency exchange rate changes.
Impairment—The Company began an interim goodwill impairment test of the Energy reporting unit as of September 30, 2016 because the cash flow projections for this reporting unit decreased due to a decline in financial performance resulting from declining oil prices and the resulting decreased demand for the reporting unit’s services. The interim impairment test is not complete but the Company estimates that goodwill at the Energy reporting unit with a carrying value of $15.4 million

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

should be written down to zero. Accordingly, the Company has recorded an impairment charge of $15.4 million as of September 30, 2016 and is reflected as Impairment of Goodwill on the Condensed Consolidated Statements of Operations.
To arrive at the implied fair value of goodwill as of September 30, 2016, the Company performed a preliminary calculation of the fair value of all the assets and liabilities of the reporting unit as if it had been acquired in a business combination. After assigning fair value to the assets and liabilities of the reporting unit, the Company estimated the implied fair value of goodwill was zero in the quarter ended September 30, 2016. The fair value of the assets and liabilities of this reporting unit was determined by a combination of a discounted cash flow methodology and market comparable method. The goodwill balance represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.
As required under FASB ASC 360, Impairment or Disposal of Long-Lived Assets, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The long-lived assets of the Energy reporting unit were tested for recoverability due to the downturn in the current and expected future financial performance of the reporting unit. The process will be completed in the fourth quarter but the Company estimated and recorded an impairment charge of unamortized intangible assets of $9.3 million as of September 30, 2016. Energy is included in the Global Industry Group segment. As of September 30, 2016 unamortized intangible assets at the Energy reporting unit were zero.

5.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets and the weighted-average amortization period for the acquired identifiable intangible assets (in thousands):

	As of September 30, 2016
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$10,308	$(9,408)	$(834)	$—	$66	3.8 years
Trademarks and brand names—Dice	39,000	—	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,194	(13,633)	(2,818)	(3,168)	3,575	6.1 years
Customer lists	28,473	(12,338)	(2,880)	(6,084)	7,171	7.0 years
Candidate and content database	15,918	(14,491)	(1,427)	—	—	2.6 years
Acquired intangible assets, net	$116,893	$(49,870)	$(7,959)	$(9,252)	$49,812

	As of December 31, 2015
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net	Weighted- Average Amortization Period
Technology	$10,308	$(8,831)	$(615)	$862	3.8 years
Trademarks and brand names—Dice	39,000	—	—	39,000	Indefinite
Trademarks and brand names—Other	23,419	(13,156)	(2,238)	8,025	6.1 years
Customer lists	63,373	(42,808)	(5,068)	15,497	5.5 years
Candidate and content database	24,888	(22,088)	(892)	1,908	2.4 years
Acquired intangible assets, net	$160,988	$(86,883)	$(8,813)	$65,292
During the second quarter of 2016, the Company retired $44.1 million of fully amortized acquired intangible assets.
During the quarter ended September 30, 2016, the long-lived assets of the Energy reporting unit were tested for recoverability due to the downturn in the current and expected future financial performance of the reporting unit. The process will be completed in the fourth quarter but the Company estimated and recorded an impairment of unamortized intangible assets of $9.3 million as of September 30, 2016.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of September 30, 2016, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2016 through December 31, 2016	$652
2017	2,228
2018	1,781
2019	1,476
2020	1,421
2021 and thereafter	3,254
Total	$10,812

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2016, the Company was in compliance with all of the financial covenants under the Credit Agreement.
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
The amounts borrowed as of September 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Amounts borrowed:
Revolving credit facility	$92,000	$101,000
Less: deferred financing costs, net of accumulated amortization of $1,406 and $1,163	(1,321)	(1,564)
Total borrowed	$90,679	$99,436

Available to be borrowed under revolving facility	$158,000	$149,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	2.56%	2.25%
There are no scheduled payments for the revolving loan facility of $250.0 million until maturity of the Credit Agreement in November 2020.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2025. Future minimum lease payments under non-cancellable operating leases as of September 30, 2016 are as follows (in thousands):

October 1, 2016 through December 31, 2016	$1,169
2017	4,352
2018	4,143
2019	3,707
2020	3,293
2021 and thereafter	7,231
Total minimum payments	$23,895
Rent expense was $1.1 million and $3.4 million for the three and nine month periods ended September 30, 2016, respectively, and $1.2 million and $3.4 million for the three and nine month periods ended September 30, 2015, respectively, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
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

8.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s board of directors approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the Stock Repurchase Plans approved by the board of directors:

	V	VI
Approval Date	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million
Effective Dates	December 2014 to December 2015	December 2015 to December 2016
During the quarter ended September 30, 2016 purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
410,000	$6.70	$2,746,000	$22,313,000

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no unsettled share repurchases as of September 30, 2016. Approximately $0.9 million of share repurchases had not settled as of December 31, 2015, and are included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss, net consists of the following components (in thousands):

	September 30, 2016	December 31, 2015

Foreign currency translation adjustment	$(29,325)	$(20,468)
Changes in accumulated other comprehensive loss during the three month period ended September 30, 2016 are as follows (in thousands):

Foreign currency translation adjustment
Beginning balance	$(27,104)
Other comprehensive loss	(2,221)
Ending balance	$(29,325)
Changes in accumulated other comprehensive loss during the three month period ended September 30, 2015 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(14,107)	$3	$(14,104)
Other comprehensive loss	(3,972)	(3)	(3,975)
Ending balance	$(18,079)	$—	$(18,079)
Changes in accumulated other comprehensive loss during the nine month period ended September 30, 2016 are as follows (in thousands):

Foreign currency translation adjustment
Beginning balance	$(20,468)
Other comprehensive loss	(8,857)
Ending balance	$(29,325)
Changes in accumulated other comprehensive loss during the nine month period ended September 30, 2015 are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gains on investments	Total
Beginning balance	$(13,909)	$3	$(13,906)
Other comprehensive loss	(4,170)	(3)	(4,173)
Ending balance	$(18,079)	$—	$(18,079)

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
The following table displays a roll forward of the disposition related and other costs and related liability balances:

	Accrual at				Accrual at
	December 31, 2015	Expense	Cash Payments	Non-Cash	September 30, 2016
Severance—Slashdot Media	$—	$981	$(981)	$—	$—
Accelerated stock based compensation expense—Slashdot Media	—	900	—	(900)	—
Loss on sale of Slashdot Media	—	639	—	(639)	—
Severance related to other brands	—	827	(827)	—	—
Total	$—	$3,347	$(1,808)	$(1,539)	$—

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
The Company recorded total stock based compensation expense of $2.3 million during the three month period ended September 30, 2016 and $8.8 million of compensation expense, which included $0.9 million of accelerated compensation due to Slashdot Media as shown in Note 10 during the nine month period ended September 30, 2016. The Company recorded $2.4 million and $7.5 million during the three and nine month periods ended September 30, 2015, respectively. At September 30, 2016, there was $17.0 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted stock awards as of September 30, 2016 and 2015 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,236,250	$8.10	2,249,600	$8.55
Granted	165,700	$6.90	23,500	$8.94
Forfeited	(142,875)	$8.00	(86,875)	$8.35
Vested	(65,250)	$8.76	(46,125)	$8.83
Non-vested at end of period	2,193,825	$8.00	2,140,100	$8.56

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,122,225	$8.54	1,786,581	$8.45
Granted	1,199,200	$7.47	1,211,600	$8.85
Forfeited	(294,375)	$8.15	(231,937)	$8.29
Vested	(833,225)	$8.57	(626,144)	$8.92
Non-vested at end of period	2,193,825	$8.00	2,140,100	$8.56
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

	Nine Months Ended September 30,
	2016	2015
Weighted average fair value of PSUs granted	$7.24	$9.25
Dividend yield	—%	—%
Risk free interest rate	0.9%	1.1%
Expected volatility	33.5%	33.6%

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of PSUs as of September 30, 2016 and 2015 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	670,838	$8.03	415,000	$9.25
Forfeited	(72,084)	$8.05	—	$—
Vested	(18,750)	$8.25	—	$—
Non-vested at end of period	580,004	$8.02	415,000	$9.25

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	415,000	$9.25	—	$—
Granted	417,500	$7.24	415,000	$9.25
Forfeited	(98,751)	$8.17	—	$—
Vested	(153,745)	$9.13	—	$—
Non-vested at end of period	580,004	$8.02	415,000	$9.25
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the nine month periods ended September 30, 2016 and September 30, 2015.
A summary of the status of options previously granted as of September 30, 2016 and 2015, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	2,273,323	$7.89	$539,367
Exercised	(336,360)	$4.86	$854,271
Forfeited	(66,563)	$8.12	—
Options outstanding at end of period	1,870,400	$8.43	$1,059,282

	Three Months Ended September 30, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	3,327,207	$6.59	$8,791,060
Exercised	(389,507)	$1.94	$2,497,074
Forfeited	(12,813)	$7.16	—
Options outstanding at end of period	2,924,887	$7.20	$3,175,484

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	2,673,512	$7.46	$5,485,248
Exercised	(618,110)	$4.31	$2,198,143
Forfeited	(185,002)	$8.16	—
Options outstanding at end of period	1,870,400	$8.43	$1,059,282
Exercisable at end of period	1,574,804	$8.47	$946,591

	Nine Months Ended September 30, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	4,667,738	$6.14	$19,357,512
Exercised	(1,552,788)	$7.25	$8,009,410
Forfeited	(190,063)	$10.78	—
Options outstanding at end of period	2,924,887	$7.20	$3,175,484
Exercisable at end of period	2,181,725	$6.81	$3,126,162

In connection with the Company’s sale of Slashdot Media, the Company accelerated the vesting of 130,375 shares of restricted stock and 24,001 stock options to certain former employees during the nine month period ended September 30, 2016, the expense of which is recorded in Disposition Related and Other Costs in the Condensed Consolidated Statements of Operations.
The weighted-average remaining contractual term of options exercisable at September 30, 2016 is 2.4 years. The following table summarizes information about options outstanding as of September 30, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 6.00 - $ 8.99	1,153,562	2.4	971,091
$ 9.00 - $ 14.50	716,838	3.3	603,713
	1,870,400		1,574,804

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
The following table shows the segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
By Segment:
Revenues:
Tech & Clearance	$33,971	$35,723	$102,130	$104,688
Global Industry Group	15,352	18,865	48,452	59,080
Healthcare	6,735	6,912	20,648	19,473
Corporate & Other	15	3,638	802	11,469
Total revenues	$56,073	$65,138	$172,032	$194,710

Depreciation:
Tech & Clearance	$1,620	$1,635	$5,128	$4,845
Global Industry Group	234	231	686	695
Healthcare	539	464	1,630	1,025
Corporate & Other	85	34	195	256
Total depreciation	$2,478	$2,364	$7,639	$6,821

Amortization:
Tech & Clearance	$233	$863	$1,690	$2,631
Global Industry Group	1,074	2,063	3,619	6,901
Healthcare	218	317	654	951
Corporate & Other	45	133	143	392
Total amortization	$1,570	$3,376	$6,106	$10,875

Operating income (loss):
Tech & Clearance	$12,896	$14,207	$38,020	$39,677
Global Industry Group	(22,817)	1,583	(19,694)	5,608
Healthcare	(366)	136	(537)	213
Corporate & Other	(5,796)	(4,968)	(22,745)	(14,864)
Operating income (loss)	(16,083)	10,958	(4,956)	30,634
Interest expense	(901)	(831)	(2,593)	(2,472)
Other income (expense)	(1)	7	(33)	(2)
Income (loss) before income taxes	$(16,985)	$10,134	$(7,582)	$28,160

Capital expenditures:
Tech & Clearance	$1,718	$1,370	$5,131	$4,013
Global Industry Group	312	47	853	569
Healthcare	245	532	642	2,160
Corporate & Other	650	29	1,616	61
Total capital expenditures	$2,925	$1,978	$8,242	$6,803

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
By Geography:
Revenues:
United States	$41,617	$46,682	$126,617	$139,225
United Kingdom	5,291	8,725	18,875	27,905
EMEA, APAC and Canada (1)	9,165	9,731	26,540	27,580
Non-United States	14,456	18,456	45,415	55,485
Total revenues	$56,073	$65,138	$172,032	$194,710

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

	September 30, 2016	December 31, 2015
Total assets:
Tech & Clearance	$173,872	$177,519
Global Industry Group	107,050	150,111
Healthcare	15,287	18,134
Corporate & Other	17,576	23,171
Total assets	$313,785	$368,935

The following table shows the carrying amount of goodwill by segment as of December 31, 2015 and September 30, 2016 and the changes in goodwill for the nine month period ended September 30, 2016 (in thousands):

	Tech & Clearance	Global Industry Group	Healthcare	Corporate & Other	Total
Goodwill at December 31, 2015	$95,523	$80,096	$6,269	$16,710	$198,598
Foreign currency translation adjustment	(1,111)	(5,388)	—	(2,090)	(8,589)
Impairment	—	(15,369)	—	—	(15,369)
Goodwill at September 30, 2016	$94,412	$59,339	$6,269	$14,620	$174,640

The decline in oil prices in 2014 and 2015 and the continued volatility in 2016 has decreased demand for energy professionals worldwide.  This decline in demand and any future declines in demand for energy professionals could significantly decrease the use of the Company’s energy industry job posting websites and related services, which may adversely affect the Energy reporting unit’s financial condition and results of operations.  As a result of these factors, the Company further evaluated the fair value of this reporting unit and recorded an estimated goodwill impairment of $15.4 million during the quarter ended September 30, 2016 at the Global Industry Group segment bringing goodwill for the Energy reporting unit to zero.
On June 23, 2016, the United Kingdom (“UK”) held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees based in the UK and Europe along with adversely impacting foreign currencies, particularly the British Pound Sterling as compared to the United States dollar.  These disruptions and uncertainties could decrease demand for finance, technology and energy professionals in the markets we serve. This decline in demand and any future declines in demand could significantly decrease the use of our finance, technology and energy industry job posting websites and related services, which may adversely affect the related reporting unit’s financial condition and results of operations. If recruitment activity is slow in the industries in which we operate during 2016 and beyond, our revenues and results of operations will be negatively impacted. As a result of these factors, the Company further evaluated the fair value of the following reporting units - Dice Europe and Finance - and does not believe they are currently at risk of failing the first step of the impairment test.  If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test these reporting units for impairment prior to the annual impairment test.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. In 2016, shares issuable from stock-based awards of 0.8 million for both the three and nine month periods ended September 30, 2016 were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. Stock-based awards of approximately 2.5 million shares were outstanding during the three and nine month periods ended September 30, 2016, and approximately 2.5 million and 2.4 million shares were outstanding during the three and nine month periods ended September 30, 2015, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the effect of the awards are anti-dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations—basic and diluted	$(16,841)	$6,511	$(10,876)	$17,281

Weighted-average shares outstanding—basic	47,719	51,228	48,596	51,792
Add shares issuable from stock-based awards	—	1,002	—	1,264
Weighted-average shares outstanding—diluted	47,719	52,230	48,596	53,056

Basic earnings (loss) per share	$(0.35)	$0.13	$(0.22)	$0.33
Diluted earnings (loss) per share	$(0.35)	$0.12	$(0.22)	$0.33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Recent Developments
Declines and continued volatility in oil prices have decreased demand for energy professionals worldwide. This decline in demand for energy professionals has significantly decreased the use of our energy industry job posting websites and related services. As a result, we recorded an impairment of goodwill and intangible assets of $24.6 million at the Energy reporting unit within the Global Industry Group segment.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Global Industry Group and Healthcare segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At September 30, 2016 and June 30, 2016, Dice had approximately 7,250 and 7,300 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer increased from $1,101 and $1,087 for the three and nine months ended September 30, 2015, respectively, to $1,122 and $1,121 for the three and nine months ended September 30, 2016, respectively. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $82.4 million at September 30, 2016 and $84.3 million at December 31, 2015, including $969,000 of Slashdot Media deferred revenue classified as held for sale as of December 31, 2015.
We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.
The Company’s revenues for the third quarter of 2016 declined year-over-year in each of our brands except ClearanceJobs and declined for the nine month period in each of our brands except ClearanceJobs and Health eCareers.  The declines are due to many factors including macroeconomic impacts and evolutions in the digital recruitment market.  Macroeconomic drivers include the prolonged down-turn in the Energy market resulting in year-over-year revenue declines of $2.6 million in the third quarter and $9.3 million for the nine month period.  Foreign currency, primarily changes in the USD:GBP exchange rate, contributed $1.2 million of the year-over-year revenue reduction for the quarter and $2.2 million for the nine month period.  Uncertainty around Brexit has also contributed to lower revenues.  The digital recruitment market continues to be impacted by attribution, which reflects our ability to receive the proper credit for value delivered to customers based on our customers’ internal tracking systems. Demonstrating attribution for candidates provided to each customer is a key initiative for the Company.  However, attribution challenges have contributed to lower renewal rates as demonstrated by the reduction in recruitment package customer count at Dice.

The Company continues to evolve and present new products to the market such as getTalent, Lengo, Shift and others.
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
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2016	2015
	(in thousands, except percentages)
Tech & Clearance	$33,971	$35,723	$(1,752)	(4.9)%
eFinancialCareers	8,766	9,287	(521)	(5.6)%
Rigzone	2,122	4,734	(2,612)	(55.2)%
Hcareers	3,631	3,900	(269)	(6.9)%
BioSpace	833	944	(111)	(11.8)%
Global Industry Group	15,352	18,865	(3,513)	(18.6)%
Healthcare	6,735	6,912	(177)	(2.6)%
Corporate & Other	15	3,638	(3,623)	(99.6)%
Total revenues	$56,073	$65,138	$(9,065)	(13.9)%
Revenues for the three months ended September 30, 2016 decreased $9.1 million, or 13.9% from the same period of 2015 due to a decrease of $3.5 million of revenue from the Slashdot business which was sold in January 2016 and decreases of $2.6 million in the Rigzone business and $1.8 million in the Tech & Clearance segment. The decrease in the Tech & Clearance segment of $1.8 million, or 4.9%, was primarily at Dice, which decreased by $2.0 million compared to the same period in 2015. Recruitment package customer count in the U.S. decreased from 7,700 at September 30, 2015 to 7,250 at September 30, 2016. However, average monthly revenue per U.S. recruitment package customer increased approximately 2% from the three month period ended September 30, 2015 to the three month period ended September 30, 2016. Revenues for Dice Europe decreased $0.3 million for the three month period ended September 30, 2016 compared to the three month period ended September 30, 2015 due to lower renewals. Revenues for ClearanceJobs increased by $0.6 million for the three month period ended September 30, 2016 as compared to the same period in 2015, primarily due to favorable market conditions and increased sales of its “pay-for-performance” product.
The Global Industry Group segment revenue decreased $3.5 million, or 18.6%. This decrease was primarily due to a decrease at the Rigzone business of $2.6 million as a result of continued difficult conditions in the energy market. Currency translation for the three month period ended September 30, 2016 negatively impacted eFinancialCareers revenue by approximately $0.9 million.
The Healthcare segment, consisting of Health eCareers, decreased revenue by $0.2 million, or 2.6% from the comparable 2015 period due to decreased usage of job posting products by certain customers.
Revenues from Corporate & Other, which consists of revenue from Slashdot Media and Brightmatter, decreased by $3.6 million or 99.6% primarily due to the sale of the Slashdot Media business in January 2016.
Cost of Revenues

	Three Months Ended September 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Cost of revenues	$7,943	$9,765	$(1,822)	(18.7)%
Percentage of revenues	14.2%	15.0%
Corporate & Other decreased by $1.4 million primarily due to lower expenses at Slashdot Media since the business was sold in January 2016. The Global Industry Group segment decreased by $348,000 due to decreased employee-related expenses and savings as a result of fewer job fairs. The Healthcare segment decreased by $161,000 primarily due to lower royalties of $230,000 paid to healthcare associations, partially offset by increased compensation costs.
Product Development Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Product development	$6,018	$7,938	$(1,920)	(24.2)%
Percentage of revenues	10.7%	12.2%
Corporate & Other decreased $600,000 with a decrease at Slashdot Media of $921,000 since the business was sold in January 2016, partially offset by Brightmatter increasing $330,000 due to an increase in the number of employees supporting the development of next generation recruitment products and services. The Global Industry Group segment decreased $854,000 and the Tech & Clearance segment decreased $580,000 primarily due to lower compensation costs.
Sales and Marketing Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Sales and marketing	$19,425	$19,779	$(354)	(1.8)%
Percentage of revenues	34.6%	30.4%
Sales and marketing costs for the Global Industry Group segment decreased $810,000 primarily due to decreased discretionary marketing spend and decreased employee-related expenses. Corporate & Other was down $442,000 due to Slashdot Media since the business was sold in January 2016, partially offset by an increase at Brightmatter of $203,000 due to increased compensation costs and increased discretionary marketing spend. The Tech & Clearance segment increased by $510,000 primarily due to a branding campaign at Dice and other marketing initiatives. The Healthcare segment increased $388,000 primarily due to increased discretionary marketing spend.
General and Administrative Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
General and administrative	$10,101	$10,958	$(857)	(7.8)%
Percentage of revenues	18.0%	16.8%

General and administrative expense for the Global Industry Group segment decreased $705,000 primarily attributable to decreased compensation costs and employee-related expenses. Corporate & Other was flat with savings of $180,000 recognized from the sale of Slashdot Media in January 2016 and decreased compensation costs at Corporate of $395,000 offset by increased compensation costs at Brightmatter of $254,000 and recruiting and legal fees at Corporate of $368,000.
Depreciation

	Three Months Ended September 30,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Depreciation	$2,478	$2,364	$114	4.8%
Percentage of revenues	4.4%	3.6%
The increase was due to increased capital expenditures in the Healthcare segment in the second half of 2015 and Brightmatter in 2016, which increased the amount of depreciable assets.
Amortization of Intangible Assets

	Three Months Ended September 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Amortization	$1,570	$3,376	$(1,806)	(53.5)%
Percentage of revenues	2.8%	5.2%

Amortization expense for the three month period ended September 30, 2016 decreased by $840,000, $630,000 and $245,000 due to certain intangible assets at the Global Industry Group, Tech & Clearance and Healthcare segments, respectively, becoming fully amortized.
Impairment of Goodwill
Goodwill of $15.4 million related to Rigzone, the Energy reporting unit, was written down to zero in the third quarter of 2016 due to the decline in demand for energy professionals, which has significantly decreased the use of our energy industry job posting websites and related services.

Impairment of Intangible Assets
Unamortized intangible assets of $9.3 million related to Rigzone, the Energy reporting unit, were written off in the third quarter of 2016 as a result of the decline in demand for energy professionals, which has significantly decreased the use of our energy industry job posting websites and related services.
Operating Income (Loss)
Operating income (loss) for the three month period ended September 30, 2016 was $(16.1) million compared to $11.0 million for the same period in 2015, a decrease of $27.0 million or 246.8%. The decrease was primarily driven by the impairment of goodwill and intangible assets at Rigzone of $24.6 million.
Interest Expense

	Three Months Ended September 30,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Interest expense	$901	$831	$70	8.4%
Percentage of revenues	1.6%	1.3%
Interest expense for the three month period ended September 30, 2016 approximates the three month period ended September 30, 2015.

Income Taxes

	Three Months Ended September 30,
	2016	2015
	(in thousands, except percentages)
Income (loss) before income taxes	$(16,985)	$10,134
Income tax (benefit) expense	(144)	3,623
Effective tax rate	0.8%	35.8%
The effective income tax rate was 0.8% and 35.8% for the three month periods ended September 30, 2016 and 2015, respectively. The rate was lower in the current period because of a $2.8 million tax benefit from the reduction of deferred tax liabilities resulting from an impairment of intangible assets. Excluding the impairment, the effective tax rate related to ordinary income was 35.2%, which was similar to the prior year period.
Earnings (Loss) per Share
Basic earnings (loss) per share was $(0.35) and $0.13 for the three month periods ended September 30, 2016 and September 30, 2015, respectively, while diluted earnings (loss) per share was $(0.35) and $0.12, respectively. The decreases were primarily due to a decrease in net income, partially offset by decreased weighted-average shares outstanding due to stock repurchases. We recorded an impairment of goodwill and intangible assets of $24.6 million or $0.45 per diluted share related to the Global Industry Group segment.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2016	2015
	(in thousands, except percentages)
Tech & Clearance	$102,130	$104,688	$(2,558)	(2.4)%
eFinancialCareers	26,724	26,800	(76)	(0.3)%
Rigzone	7,455	16,795	(9,340)	(55.6)%
Hcareers	11,477	12,217	(740)	(6.1)%
BioSpace	2,796	3,268	(472)	(14.4)%
Global Industry Group	48,452	59,080	(10,628)	(18.0)%
Healthcare	20,648	19,473	1,175	6.0%
Corporate & Other	802	11,469	(10,667)	(93.0)%
Total revenues	$172,032	$194,710	$(22,678)	(11.6)%
Revenues for the nine months ended September 30, 2016 decreased $22.7 million, or 11.6% from the same period of 2015 due to a decrease of $10.4 million related to the sale of the Slashdot business in January 2016 and decreases of $9.3 million in the Rigzone business and $2.6 million in the Tech & Clearance segment. We experienced a decrease in the Tech & Clearance segment revenue of $2.6 million, or 2.4%. Revenue at Dice decreased by $3.5 million compared to the same period in 2015. Recruitment package customer count in the U.S. decreased from 7,700 at September 30, 2015 to 7,250 at September 30, 2016. However, average monthly revenue per U.S. recruitment package customer increased approximately 3% from the nine month period ended September 30, 2015 to the nine month period ended September 30, 2016. Revenues for Dice Europe decreased $0.9 million for the nine month period ended September 30, 2016 as compared to the same period in 2015, primarily due to lower renewals. Revenues for ClearanceJobs increased by $1.8 million for the nine month period ended September 30, 2016 as compared to the same period in 2015, primarily due to favorable market conditions and increased sales of its “pay-for-performance” product.
The Global Industry Group segment revenue decreased $10.6 million, or 18.0%. This decrease was primarily due to a decrease at the Rigzone business of $9.3 million as a result of continued difficult conditions in the energy market. Currency translation for the nine month period ended September 30, 2016 negatively impacted eFinancialCareers revenue by approximately $1.6 million.

The Healthcare segment, consisting of Health eCareers, increased revenue by $1.2 million, or 6.0% from the comparable 2015 period, as a result of enhanced product offerings.
Revenues from Corporate & Other, which consists of revenue from Slashdot Media and Brightmatter, decreased by $10.7 million or 93.0% primarily due to the sale of the Slashdot Media business in January 2016.
Cost of Revenues

	Nine Months Ended September 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Cost of revenues	$24,557	$29,255	$(4,698)	(16.1)%
Percentage of revenues	14.3%	15.0%
Corporate & Other decreased by $3.9 million primarily due to lower expenses at Slashdot Media since the business was sold in January 2016. The Global Industry Group segment decreased by $980,000 as a result of fewer events and decreased employee-related expenses.
Product Development Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Product development	$19,323	$22,082	$(2,759)	(12.5)%
Percentage of revenues	11.2%	11.3%
The Global Industry Group segment decreased $1.6 million primarily due to compensation costs and lower consulting expenses. Corporate & Other decreased $1.2 million due to a decrease at Slashdot Media of $2.4 million since the business was sold in January 2016, partially offset by Brightmatter increasing $1.3 million due to an increase in the number of employees supporting the development of next generation recruitment products and services. The Tech & Clearance segment decreased $691,000 due to savings in compensation costs. An increase of $752,000 was experienced in the Healthcare segment, primarily driven by additional salaries and related costs due to the increased number of employees.
Sales and Marketing Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Sales and marketing	$58,573	$60,984	$(2,411)	(4.0)%
Percentage of revenues	34.0%	31.3%
Sales and marketing costs for the Global Industry Group segment decreased by $2.4 million due to decreased discretionary marketing spend of $1.7 million and lower compensation expenses. Corporate & Other was down $1.2 million primarily due to a decrease at Slashdot Media since the business was sold in January 2016, partially offset by an increase at Brightmatter of $349,000 in compensation expense due to increased headcount and increased marketing initiatives. The Healthcare segment sales and marketing expense increased $892,000 primarily due to increased discretionary marketing spend and compensation costs.
General and Administrative Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
General and administrative	$32,822	$34,059	$(1,237)	(3.6)%
Percentage of revenues	19.1%	17.5%

General and administrative expense for the Global Industry Group segment decreased $2.0 million primarily attributable to decreased compensation costs, recruiting fees and rent expense. The Tech & Clearance segment was down $257,000 primarily due to decreased compensation costs and lower bad debt expense, partially offset by increased facilities cost related to a new office in 2015. Healthcare was down $248,000 due to lower employee-related costs while Corporate & Other was up $1.1 million primarily due to an increase in professional fees and related costs at Corporate of $1.2 million, including $640,000 of professional fees, $371,000 of fees associated with the agreement to add a director, and recruiting fees of $165,000. In addition, Brightmatter expenses increased $765,000 due to compensation costs. Partially offsetting these increases was a decrease at Slashdot Media of $953,000 since the business was sold in January 2016.
Stock-based compensation expense was $8.8 million, including $0.9 million of accelerated stock compensation expense related to Slashdot Media as shown in Note 10, an increase of $1.3 million compared to the same period in 2015. The increase was primarily due to PSUs issued in 2015 and 2016 which vest over a three-year period as described in Note 11 to the Condensed Consolidated Financial Statements.
Disposition Related and Other Costs

	Nine Months Ended September 30,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Disposition related and other costs	$3,347	$—	$3,347	n.m.
Percentage of revenues	1.9%	—%
The disposition related and other costs are primarily due to the sale of Slashdot Media, including severance of $981,000, stock based compensation acceleration of $900,000, and a loss on sale of $639,000. Also included in disposition related and other costs is other severance primarily related to the formation of Global Industry Group of $827,000.
Depreciation

	Nine Months Ended September 30,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Depreciation	$7,639	$6,821	$818	12.0%
Percentage of revenues	4.4%	3.5%
The increase was primarily due to increased capital expenditures in the Healthcare segment in the second half of 2015 and Tech & Clearance segment and Brightmatter in 2016, which increased the amount of depreciable assets.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Amortization	$6,106	$10,875	$(4,769)	(43.9)%
Percentage of revenues	3.5%	5.6%

Amortization expense for the nine month period ended September 30, 2016 decreased by $2.8 million, $940,000 and $735,000 due to certain intangible assets at the Global Industry Group, Tech & Clearance and Healthcare segments, respectively, becoming fully amortized.
Impairment of Goodwill
Goodwill of $15.4 million related to Rigzone, the Energy reporting unit, was written down to zero in the third quarter of 2016 due to the decline in demand for energy professionals, which has significantly decreased the use of our energy industry job posting websites and related services.

Impairment of Intangible Assets
Unamortized intangible assets of $9.3 million related to Rigzone, the Energy reporting unit, were written off in the third quarter of 2016 as a result of the decline in demand for energy professionals, which has significantly decreased the use of our energy industry job posting websites and related services.
Operating Income (Loss)
Operating income (loss) for the nine month period ended September 30, 2016 was $(5.0) million compared to $30.6 million for the same period in 2015, a decrease of $35.6 million or 116.2%. The decrease was primarily due to impairment of goodwill and intangible assets at Rigzone of $24.6 million, the sale of Slashdot Media in January 2016, and increased investment in Brightmatter.
Interest Expense

	Nine Months Ended September 30,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Interest expense	$2,593	$2,472	$121	4.9%
Percentage of revenues	1.5%	1.3%
Interest expense for the nine month period ended September 30, 2016 approximates the nine month period ended September 30, 2015.
Income Taxes

	Nine Months Ended September 30,
	2016	2015
	(in thousands, except percentages)
Income (loss) before income taxes	$(7,582)	$28,160
Income tax expense	3,294	10,879
Effective tax rate	(43.4)%	38.6%
The effective income tax rate was (43.4)% and 38.6% for the nine month periods ended September 30, 2016 and 2015, respectively. The rate was lower in the current period because of a $2.8 million tax benefit from the reduction of deferred tax liabilities resulting from an impairment of intangible assets. Excluding the impairment, the effective tax rate related to ordinary income was 35.9%. The rate on ordinary income was higher in the prior year period because of changes resulting from a state tax examination and adjustments of estimated amounts related to prior-year foreign returns, each a result of the OnTargetJobs acquisition, and because of the cumulative effect of state tax legislation which affected our apportionment methodology.
Earnings (Loss) per Share
Basic and diluted earnings (loss) per share were $(0.22) for the nine month period ended September 30, 2016 and $0.33 for the nine month period ended September 30, 2015. The decreases were due to a decrease in net income, partially offset by decreased weighted-average shares outstanding due to stock repurchases. We recorded an impairment of goodwill and intangible assets of $24.6 million or $0.44 per diluted share related to the Global Industry Group segment.
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
Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP as a measure of our profitability.
We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our liquidity or results as reported under U.S. GAAP. Some limitations are:

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

A reconciliation of Adjusted EBITDA for the nine month periods ended September 30, 2016 and 2015 (in thousands) follows:

	For the nine months ended September 30,
	2016	2015
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(10,876)	$17,281
Interest expense	2,593	2,472
Income tax expense	3,294	10,879
Depreciation	7,639	6,821
Amortization of intangible assets	6,106	10,875
Impairment of goodwill	15,369	—
Impairment of intangible assets	9,252	—
Non-cash stock compensation expense	7,850	7,490
Severance—Slashdot Media	981	—
Accelerated stock based compensation expense—Slashdot Media	900	—
Loss on sale of business	639	—
Other	33	2
Adjusted EBITDA	$43,780	$55,820

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$36,612	$49,369
Interest expense	2,593	2,472
Amortization of deferred financing costs	(243)	(313)
Income tax expense	3,294	10,879
Deferred income taxes	1,977	373
Severance—Slashdot Media	981	—
Change in accrual for unrecognized tax benefits	(166)	(172)
Change in accounts receivable	(8,047)	(3,437)
Change in deferred revenue	493	2,132
Changes in working capital and other	6,286	(5,483)
Adjusted EBITDA	$43,780	$55,820

Free Cash Flow
We define free cash flow as net cash provided by operating activities minus capital expenditures. We believe free cash flow is an important non-GAAP measure for management and investors as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness or repurchase our common stock. We use free cash flow as a measure to reflect cash available to service our debt as well as to fund our expenditures. A limitation of using free cash flow versus the U.S. GAAP measure of net cash provided by operating activities is free cash flow does not represent the total increase or decrease in the cash balance from operations for the period since it includes cash used for capital expenditures during the period.
We have summarized our free cash flow for the nine month periods ended September 30, 2016 and 2015 (in thousands).

	For the nine months ended September 30,
	2016	2015
Cash from operating activities	$36,612	$49,369
Purchases of fixed assets	(8,461)	(6,710)
Free cash flow	$28,151	$42,659
Cash Flows
We have summarized our cash flows for the nine month periods ended September 30, 2016 and 2015 (in thousands).

	For the nine months ended September 30,
	2016	2015
Cash from operating activities	$36,612	$49,369
Cash from investing activities	(6,032)	(6,710)
Cash from financing activities	(34,894)	(35,919)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2016, we had cash of $29.4 million compared to $34.1 million at December 31, 2015. Cash held in non-United States jurisdictions totaled approximately $23.4 million at September 30, 2016. This cash is indefinitely reinvested in those jurisdictions. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, is sufficient to maintain liquidity and meet our obligations without being dependent on our foreign cash and earnings.
Liquidity
Our principal internal source of liquidity is cash, as well as the cash flow that we generate from our operations. In addition, externally, we had $158.0 million in borrowing capacity under our Credit Agreement at September 30, 2016. We believe that our existing cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairment of goodwill and intangible assets and the effect of changes in working capital. Net cash provided by operating activities was $36.6 million and $49.4 million for the nine month periods ended September 30, 2016 and 2015, respectively. The cash provided by operating activities during the 2016 period decreased primarily due to the timing of tax payments and a decrease in operating income.
Investing Activities
During the nine month period ended September 30, 2016, net cash used by investing activities was $6.0 million compared to cash used of $6.7 million in the nine month period ended September 30, 2015. Cash used by investing activities during the nine month period ended September 30, 2016 consisted of cash paid for purchase of fixed assets of $8.5 million, partially offset by cash received on sale of Slashdot Media of $2.4 million. Cash used by investing activities for the nine month period ended September 30, 2015 consisted of cash paid for the purchase of fixed assets of $6.7 million.
Financing Activities
Cash used for financing activities during the nine month periods ended September 30, 2016 and 2015 was $34.9 million and $35.9 million, respectively. The cash used during the current period was primarily due to $26.2 million of payments to repurchase the Company’s common stock and $9.0 million in net repayments on long-term debt. During the nine month period ended September 30, 2015, the cash used was primarily due to $29.6 million of payments to repurchase the Company’s common stock, $8.9 million in net repayments on long-term debt, and $3.8 million in payment of acquisition related contingencies related to The IT Job Board acquisition.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2016, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 6 in the Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of September 30, 2016:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$92,000	$—	$—	$92,000	$—
Operating lease obligations	23,895	1,169	8,495	7,000	7,231
Total contractual obligations	$115,895	$1,169	$8,495	$99,000	$7,231
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2016, we had $92.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.56% (the rate in effect on September 30, 2016) on our current borrowings, interest payments are expected to be $0.7 million for October through December 2016, $5.8 million in 2017-2018, and $5.6 million in 2019-2020.
As of September 30, 2016, we recorded approximately $3.6 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2016 are $3.6 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $1.5 million of its unrecognized tax benefits may be recognized in the next twelve months as a result of a lapse of the statute of limitations.
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
The significant increase in the unemployment rate and general reduction in recruitment activity experienced in 2008 through 2009 is an example of how economic conditions can negatively impact our revenues and results of operations. During 2010 and the first half of 2011, we saw a significant improvement in recruitment activity, resulting in revenue and customer growth. From the second half of 2011 into 2014, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. Declines in oil prices in 2014 and 2015 and the continued volatility in 2016 have decreased demand for energy professionals worldwide. This decline in demand and any future declines in demand for energy professionals could significantly decrease the use of our energy industry job posting websites and related services. If recruitment activity continues to be slow in the industries in which we operate during 2016 and beyond, our revenues and results of operations will be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Dice Europe and Hcareers also conduct business outside the United States. For the nine month periods ended September 30, 2016 and 2015, approximately 26% and 28% of our revenues, respectively, were earned outside the United States and collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling and between local currencies and the United States dollar and the subsequent translation of the British Pound Sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues during 2016 would have been a decrease of approximately $219,000.
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
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2016 and December 31, 2015, our translation adjustment decreased stockholders’ equity by $29.3 million and $20.5 million, respectively. The change from December 31, 2015 to September 30, 2016 is primarily attributable to the position of the United States dollar against the British Pound Sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of September 30, 2016, we had outstanding borrowings of $92.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in the remainder of 2016 on our current borrowings would increase by approximately $230,000.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2016. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. Except as otherwise described herein, as of November 1, 2016 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the stock repurchase plans approved by the board of directors:

	V	VI
Approval Date	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million
Effective Dates	December 2014 to December 2015	December 2015 to December 2016
During the three months ended September 30, 2016, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2016	410,000	$6.70	410,000	$22,313,000
August 1 through August 31, 2016	—	—	—	22,313,000
September 1 through September 30, 2016	—	—	—	22,313,000
Total	410,000	$6.70	410,000
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.

Item 5.    Other Information

Appointment of Chief Financial Officer on Interim Basis
On October 30, 2016, the Board of Directors of the Company (the “Board”) appointed Michael Durney, our President and Chief Executive Officer, to the additional position of Chief Financial Officer of the Company on an interim basis until the filing of this Quarterly Report on Form 10-Q (the “Form 10-Q”). Upon the filing of this Form 10-Q, Mr. Durney will cease to be (and will be removed as) the Chief Financial Officer of the Company.

Appointment of Chief Financial Officer
On November 1, 2016, the Company announced that Luc Grégoire, 56, joined the Company as Chief Financial Officer, effective upon the filing of this Form 10-Q (the “Employment Commencement Date”). Mr. Grégoire will be responsible for the Company’s financial organization, including financial and strategic planning, corporate development, accounting, financial reporting, investor relations, treasury, internal audit and tax, as well as the Company’s legal organization.
Prior to joining the Company, Mr. Grégoire served as the Chief Financial Officer of Avepoint, Inc. since 2014. From 2008 until 2014 Mr. Grégoire served as Senior Vice President, Finance of Take Two Interactive, Inc.

Employment Agreement with Luc Grégoire
In connection with the employment of Mr. Grégoire as Chief Financial Officer of the Company, Dice Inc., a subsidiary of the Company, and Mr. Grégoire have entered into an employment agreement, dated as of November 1, 2016 (the “Employment Agreement”). Mr. Grégoire’s annual base salary will be $340,000, prorated for calendar year 2016. Mr. Grégoire’s annual target cash bonus will be 50% of his base salary and his bonus with respect to calendar year 2016 will be at least $50,000.
In connection with Mr. Grégoire’s appointment and pursuant to the Company’s 2012 Omnibus Equity Award Plan, on the Employment Commencement Date, Mr. Grégoire will receive restricted shares of the Company’s common stock (the “Restricted Shares”) valued at $400,000. Mr. Grégoire will also be eligible to receive a grant of Restricted Shares valued at $50,000 and a target number of performance share units valued at $200,000 at the same time annual grants are made to other senior executives in 2017.
The Employment Agreement contains a covenant not to engage in any business that competes with the Company during the term of his employment and for a period of twelve months thereafter, and a covenant not to solicit employees during the term of his employment and for a period of twelve months thereafter.
If Mr. Grégoire’s employment with the Company is terminated by the Company without Cause (as defined in the Employment Agreement) at any time prior to a Change of Control (as defined in the Employment Agreement), upon his execution of a release, Mr. Grégoire would be entitled to receive (i) a lump-sum severance payment equal to 100% of his then-current annual base salary, (ii) a pro-rata bonus and (iii) accelerated vesting with respect to 25% of the shares of common stock underlying Mr. Grégoire’s then-unvested equity-based awards. If Mr. Grégoire’s employment is terminated by the Company without Cause, or by him for Good Reason (as defined in the Employment Agreement), in either case during the 12-month period following a Change of Control of the Company, upon his execution of a release, Mr. Grégoire would be entitled to receive (i) a lump-sum severance payment equal to 100% of his then-current annual base salary, (ii) the amount of his then-current bonus target and (iii) accelerated vesting with respect to 100% of his outstanding equity-based awards (if any). Upon any termination by the Company without Cause or by Mr. Grégoire for Good Reason, subject to his execution of a release, Mr. Grégoire would be entitled to reimbursement for the cost of COBRA coverage, in excess of the cost of such benefits that active employees are required to pay, for a period of 12 months following termination.

Item 6.    Exhibits

10.1
Separation Agreement and General Release of All Claims, dated as of August 1, 2016, among DHI Group, Inc., Dice Inc. and John Roberts (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on August 1, 2016).

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

DHI GROUP, INC.
Date:	November 1, 2016	Registrant

/s/ Michael P. Durney
Michael P. Durney President and Chief Executive Officer
(Principal Executive Officer)
/s/ Michael P. Durney
Michael P. Durney Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1
Separation Agreement and General Release of All Claims, dated as of August 1, 2016, among DHI Group, Inc., Dice Inc. and John Roberts (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on August 1, 2016).

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