Form 10-K
period 2016-12-31
DHI GROUP, INC.
filed 2017-02-09
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $309,000,000 as of June 30, 2016, the last business day of the registrant’s second fiscal quarter of 2016.
As of February 3, 2017, there were 49,623,330 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2016.

DHI GROUP, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, and descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	the review of strategic alternatives and the possibility that such review will not result in a transaction;

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	concerns regarding the global economic climate and European debt crisis and market perceptions concerning the instability of the Euro;

•	competition from existing and future competitors;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	decreases or delays in business-to-business technology advertising spending could harm our ability to generate advertising revenue;

•	failure to develop and maintain our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	failure to timely and efficiently scale and adapt our existing technology and network infrastructure;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information;

•	our indebtedness;

•	inability to borrow funds under our Credit Agreement (as defined below) or refinance our debt;

•	results of operations fluctuate on a quarterly and annual basis;

•	periods of operating and net losses and history of bankruptcy;

•	covenants in our Credit Agreement;

•	inability to successfully integrate recent and future acquisitions or identify and consummate future acquisitions;

•	strain on our resources due to future growth;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	compliance with certain corporate governance requirements and costs incurred in connection with being a public company;

•	compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•	volatility in our stock price;

•	failure to maintain internal controls over financial reporting;

•	loss of key executives and technical personnel;

•	U.S. and foreign government regulation of the internet and taxation;

•	changes in foreign currency exchange rates;

•	failure to realize the full potential of our network;

•	decrease in user engagement;

•	failure to halt the operations of websites that aggregate our data, as well as data from other companies;

•	failure of our businesses to attract, retain and engage users;

•	our foreign operations;

•	inability to expand into international markets;

•	unfavorable decisions in proceedings related to future tax assessments;

•	taxation risks in various jurisdictions for past or future sales;

•	write-offs of goodwill and intangible assets;

•	volatility in and direction of oil and related commodity prices;

•	significant downturn not immediately reflected in our operating results; and

•	the UK’s impending departure from the EU.

NON-GAAP FINANCIAL MEASURES

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (“GAAP”). Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment, loss on sale of business, deferred revenue adjustment, and other income or expense (“Adjusted EBITDA”), Net Income Excluding Impairment Charges, Diluted Earnings per Share Excluding Impairment Charges, Adjusted Revenues, Adjusted EBITDA Margin, Adjusted Revenues Excluding Slashdot Media, Adjusted EBITDA Excluding Slashdot Media, Adjusted EBITDA Margin Excluding Slashdot Media, and Free Cash Flow. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of these measures.

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

Introduction and Summary
This section provides an overview of DHI Group, Inc. (the “Company” or “DHI”). Please see our consolidated financial statements included elsewhere in this report for additional discussion regarding our results of operations for the year ended December 31, 2016.

	FY 2016	FY 2015	Change
Revenues	$226,970	$259,769	(13)%
Operating income	$3,391	$6,355	(47)%
Income (loss) before income taxes	$(119)	$3,041	(104)%
Net loss	$(5,398)	$(10,968)	51%
Diluted loss per share	$(0.11)	$(0.21)	48%
Net cash provided by operating activities	$44,576	$60,809	(27)%

Net income excluding impairment charges	$16,392	$23,278	(30)%
Diluted earnings per share, excluding impairment charges	$0.34	$0.46	(26)%

Adjusted EBITDA	$57,663	$74,550	(23)%
Adjusted EBITDA Margin	25%	29%	n.m.

Revenues, excluding Slashdot Media	$226,223	$244,950	(8)%
Adjusted EBITDA, excluding Slashdot Media	$57,871	$72,887	(21)%
Adjusted EBITDA margin, excluding Slashdot Media	26%	30%	n.m.
For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Non-GAAP Measures” located elsewhere in this report.

2016 Highlights
2016 Progress on Key Strategic Goals: Path of Innovation, Integration and Evolution
In 2016, we made significant progress against our key strategic goals, as well as on our new strategy. Now with our tech-focused strategy, we’re placing an even greater emphasis on key brands which satisfy employers with technology hiring needs.
We’ve enjoyed a steady stream of enhancements to our products and services, leading to deeper engagement with professionals and clients. Through a concerted focus on technology solutions, we’re addressing the challenges customers experience finding and hiring highly-skilled professionals. We’ve established the Company as a trusted partner to employers and as a provider of relevant, tailored career insights for professionals.
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

The majority of our revenues today are generated through the sale of recruitment packages, which allow customers to post jobs and source candidates through our resume databases and, in the case of Dice, Dice Europe and eFinancialCareers, to utilize our Open Web search service for an additional fee. Recruitment packages are typically provided through contractual arrangements with annual, monthly or interim terms.
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

•
Open Web. Our Open Web product searches approximately 200 social and professional sources to create an aggregated profile of a candidate’s professional experience, contributions, history and capabilities (as well as their passions and interests). This allows our customers to build broader pools of talent from across the web, gives them deeper insights into talent they discover, and allows them to engage prospective candidates with a differentiated message.

•
Content and data. Each of our services provides tailored content to help professionals manage their careers and provide employers insight into recruiting strategies and trends. In addition, some of our brands offer data products specific to their industries.

Industry and Skill Focused Brands
We offer our talent acquisition and career development products and tools through the following key brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
Dice	26	Technology and engineering in the U.S.	Recruitment packages¹
Dice Europe	14	Technology and engineering in the U.K. and Germany	Job postings and advertising
ClearanceJobs	14	Security-cleared professionals	Recruitment packages¹
Targeted Job Fairs	28	Technology, energy and security-cleared professionals	Career fairs and open houses
eFinancialCareers	16	Financial services	Recruitment packages¹ and job postings
Rigzone	18	Oil and gas	Recruitment packages¹ and advertising
BioSpace	31	Biotechnology	Job postings and advertising
Hcareers	19	Hospitality	Job postings
Health eCareers	21	Healthcare	Job postings
¹ Recruitment packages are a combination of job posting slots and access to our searchable database of candidates (in the case of Dice, Dice Europe and eFinancialCareers, this includes our Open Web Service). Job posting slots allow the customer to post up to a specified number of jobs at a single time.

Dice has been a go-to destination for technology and engineering talent in the United States for the past 26 years. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals. Dice had approximately 73,000 job postings as of December 31, 2016. During 2016, Dice in North America had on average 2.0 million monthly unique visitors.
Customers can purchase recruitment packages, job postings or advertisements. Approximately 89% of Dice revenue was derived from recruitment packages in 2016. Recruitment packages, including utilizing Open Web which gathers data from approximately 200 social sites, offer our customers the ability to access the candidate resume database and post up to a specified number of jobs at a single time. Customers are incentivized to purchase our recruitment packages on an annual basis.

Professionals can post their resumes, search jobs and access our career-related content, news and tools. Skill Center, a tool implemented by Dice, uses data aggregated from across the web to show skill trends, giving professionals insights into potential skills gaps and development areas.
Dice entered the European market in 2013 through the acquisition of The IT Job Board, a leading technology career site for the UK and Continental Europe. In 2015, we rebranded The IT Job Board to Dice. Our Open Web service is available to Dice Europe customers for an additional fee. In Europe, Dice had approximately 10,000 job postings as of December 31, 2016. During 2016, Dice Europe had on average 330,000 monthly unique visitors.
ClearanceJobs is a leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. The majority of candidates with resumes in our database have high-level security clearance. ClearanceJobs had approximately 19,000 job postings as of December 31, 2016. During 2016, ClearanceJobs had on average 360,000 monthly unique visitors.
eFinancialCareers is the world’s leading financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, Australia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk, investment banking, and information technology, use eFinancialCareers to advance their careers. eFinancialCareers extends its global footprint beyond its own sites through job posting distribution agreements with more than 30 finance and business websites around the world, including well-known publications and organizations. Recruitment package customers may purchase Open Web for an additional fee. eFinancialCareers had approximately 9,900 job postings as of December 31, 2016. During 2016, eFinancialCareers had on average 1.4 million monthly unique visitors.
Rigzone is a leading website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. In addition to recruitment packages and advertising, Rigzone provides a number of data services products including Riglogix, RigEdge and RigOutlook. Rigzone had approximately 2,300 job postings as of December 31, 2016. During 2016, Rigzone had on average 750,000 monthly unique visitors.
Hcareers is a leading source for hospitality jobs across North America and is one of the largest providers of job postings for the hotel, restaurant, food service, casino and assisted living industries. Hospitality professionals like general managers, sales directors, and executive chefs use Hcareers to advance their careers. As of December 31, 2016, Hcareers had approximately 19,500 job postings. During 2016, Hcareers had on average 850,000 monthly unique visitors.
BioSpace is a leading resource for biotechnology careers, news and resources and has helped recruitment, communication and discovery among business and scientific leaders within the life sciences. In addition to recruitment packages, customers can purchase BioSpace’s HotBeds campaigns, a unique branding and advertising product to assist regional clusters of companies with high demands for biotech talent. BioSpace had approximately 1,200 job postings as of December 31, 2016. During 2016, BioSpace had on average 400,000 monthly unique visitors.
Health eCareers is a leading website dedicated to providing career services across many disciplines and specialties within the healthcare industry, including physicians, nurses, and a broad spectrum of allied health professions. Health eCareers powers the career centers for approximately 100 healthcare associations, extending its reach to professionals across the healthcare industry. Health eCareers had approximately 15,000 job postings as of December 31, 2016. During 2016, Health eCareers had on average 395,000 monthly unique visitors.
Brightmatter was formed in October 2015 as a new division focusing on a number of next-generation recruitment products and services that are applicable across DHI’s brands. This division brought together the operations of WorkDigital and getTalent as well as other product initiatives. WorkDigital is the technology group that developed the underlying technology for our Open Web products, and it is currently developing new applications of that technology, including the FreshUp and Lengo services as well as workforce analytics products for our talent acquisition brands. getTalent is a Software as a Service (“SaaS”) talent sourcing management and engagement tool. getTalent expands the overall market opportunity for DHI’s brands beyond traditional talent acquisition products and services.

Our Industry
We primarily operate in the talent discovery and acquisition segment of the broader market for human capital management services through vertically-oriented career sites. There is a shortage of skilled professionals worldwide and we believe that the overall demand for talent acquisition and career development products and services has significant long-term growth potential.
We also believe that certain industries that employ highly-skilled and highly-paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. For example, as of December 2016, the seasonally unadjusted U.S. unemployment rate was 2.6% for computer-related occupations, 2.6% in the finance sector, and 2.9% in the healthcare sector, as compared to the overall national average of 4.7%, seasonally adjusted. Historically, the unemployment rate for college graduates has been lower than the unemployment rate for the U.S. overall. As of December 2016, the seasonally unadjusted unemployment rate for college graduates was 2.3%.
We believe that there are five major trends that will continue to shape demand for talent acquisition services:

•
Greater competition for professional talent. The candidate-employer relationship has changed, with the balance of power shifting towards the candidates. The length of time to fill positions is an indicator of the availability of qualified talent in the labor market. Our proprietary indicator of time to fill an open position, the DHI-DFH Vacancy Duration Measure, indicates that the mean time to fill a position was 27.4 days in November 2016, nearly seven and a half days longer than November 2011 when the average was 20 days. In addition, our December 2016 Hiring Survey found that 55% of hiring managers cannot fill spots due to salary requirements.

•
Sourcing of talent will become more mainstream. Companies are increasingly engaging in ongoing sourcing to build robust candidate pools for both “just in time” candidates as well as future hiring needs. This means recruiters must proactively identify and build relationships with professionals ahead of the creation of a specific job opening. Our December 2016 Hiring Survey shows that three-quarters (75%) of companies say sourcing and building a bench of talent is more important today than a year ago. Complementing this trend is an increased interest in sourcing analytics, recruitment marketing, and employment branding.

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

•
Talent attraction and retention becoming more of a strategic priority for companies. According to the Aberdeen Group, in 2016, Best-in-Class organizations are 55% more likely than all others to proactively build and expand their candidate pipeline, regardless of current hiring needs. Similarly, the PWC 2016 US CEO Survey found that 31% of U.S. CEOs are ‘extremely concerned’ about the availability of key skills as a threat to their organizations’ growth prospects (an additional 45% are ‘somewhat concerned’). In this environment where top talent is hard to find, organizations are increasingly prioritizing retention of talent. According to Deloitte’s Global Human Capital Trends 2016, 92% of human resources respondents reported that they see a need to redesign the organization to drive engagement and retention, improve leadership, and build a meaningful culture.

•
Increased use of data and analytics in human capital management and increased need for insights. As many companies prove the power of analytics in marketing and other business domains, organizations are seeking to gain a competitive advantage by applying data-driven insights to improve their hiring, retention and leadership capabilities. According to Deloitte’s Global Human Capital Trends 2016, 77% of surveyed companies believe that using people analytics is ‘very important or important.’

In this environment, we believe there is an opportunity for career management and talent acquisition tools that leverage the common interests, goals and skills of select professional communities. We believe that a focus on professional communities allows organizations to more efficiently identify talent, with more complete data and insights about that talent.
Our Value Proposition
We are a leading provider of data, insights and employment connections through specialized online professional communities organized around common professional interests and skill sets. This specialized approach provides professionals with more relevant career related information and opportunities, enhancing their ability to maximize their careers. Through engaging with professionals we are able to build rich and unique data sets around valuable talent pools. The combination of our focused online professional websites and rich data sets allows organizations to find and hire professional talent more efficiently and effectively, and therefore incentivizes them to source talent through our online professional communities. The benefits our services provide to both professionals and recruiting customers create a robust marketplace.

Benefits we provide to Professionals
Relevant employment connections. When professionals post their resumes or apply for jobs on our websites, they can make valuable connections with organizations who prize their skills and expertise. Professionals can avoid having to “sort through the clutter” on generalist career sites, and get the most out of their time by using our more focused services.
Skills/industry-specific career management tools, information and insights. We provide professionals with targeted and relevant career development tools, content and news. For example, Dice and ClearanceJobs provide professionals with market and salary information and local market trends. In addition, the Dice Careers Mobile App allows professionals to evaluate their market value and map out which skills will increase their value. eFinancialCareers provides industry-specialized online career content, as well as career guides targeted to college and graduate students. The Rigzone services provide global energy industry news, detailed salary information, and data services related to the worldwide offshore rig fleet. We believe our career development services and tools provide professionals with the insights they need to propel their careers forward, and thus increase the engagement of professionals with our sites.
Benefits we provide to our Customers
Large pools of qualified and hard-to-reach professionals. We seek to improve the efficiency of the recruiting process for our customers by providing efficient access to large pools of highly qualified and hard-to-reach professionals. Because the communities of professionals who visit our websites are highly-skilled and specialized within specific industries, we believe our customers who post jobs receive applications from candidates who are better qualified for the positions, and that they receive fewer irrelevant applications than when using generalist sites. In addition, since our resume data and resume search functions are highly tailored by specialty, we believe that our customers can more efficiently identify talent using our resume databases than by using broader services.
Relevant information on prospective candidates. We believe that the specialized nature of our job posting and resume search products makes them inherently more relevant and efficient for recruiting. In addition, our Open Web product creates an aggregated profile of a professional’s experience, contributions, and capabilities as well as their passions and interests. Using all of these products together gives our customers the most complete view of a prospective candidate, and allows them to not only identify the best talent but also tailor their recruiting approach to each individual.
Hyper-targeted candidate outreach and employer branding. We offer recruiting customers the ability to target hard-to-find professionals with messages in the online forums they frequent. Our Lengo service leverages our Open Web capabilities to assemble candidate target lists based on specific factors like skill sets, work experience, location, or interests; then executes hyper-targeted employer branding or job search campaigns in online forums where specific potential candidates spend time.
Candidate aggregation and pipeline management capabilities. Our getTalent solution is a SaaS based service that allows customers to aggregate candidate profiles and create talent pools and pipelines; nurture candidate leads and showcase employer brands through multiple engagement channels, including, email, events, SMS, and social networks; and analyze talent pipeline health, team performance, and engagement on multiple dimensions including candidate, campaign, talent pipeline and pool. In summary, getTalent allows customers to “hire with insight.”
Our Strategic Goals
Our company undertook a comprehensive strategic review during 2016 that resulted in the identification of our new tech-focused growth strategy designed to reinvigorate our core business and broaden our market opportunity. Our goal is to become the leading technology talent acquisition resource serving and engaging tech professionals across all industries. In addition, we plan to leverage our tech talent acquisition franchise to expand our next-generation talent acquisition solutions to the broader talent acquisition market, across industries and geographic markets. There are four components to our tech-focused strategy:
Focus investments in our tech-focused talent acquisition brands. We believe that focusing on technology talent acquisition provides us with the best opportunity to win in our increasingly competitive industry. Moreover, to capture the technology market opportunity we need to move quickly, so we plan to focus incremental investments behind the businesses that fall within our tech-focused portfolio - Dice, eFinancialCareers, ClearanceJobs, and Brightmatter Group.

•	Deepen the integration of Open Web with Dice through enhanced data analytic capabilities and new go-to-market strategies;

•	Improve performance attribution for tech-focused talent acquisition brands by accelerating integration with customers’ applicant tracking systems (ATS);

•	Launch a suite of new value-add Dice recruitment products, such as the HackerEarth partnership announced in January 2017; and

•	Leverage eFinancialCareers finance franchise and global footprint to capitalize on the Fintech evolution in financial services and expand Dice internationally.
Increase engagement with professional talent. A key conclusion from our strategic review was that in today’s evolving digital media ecosystem it is critical for our success to have meaningful engagement with professionals in order to gain insights and information about professionals that are valuable to our recruiting customers.

•	Offer technology professionals a comprehensive career management platform that provides skill specific insights that help align professionals goals and careers; and

•	Increase the adoption and utility of the Dice Careers App to increase engagement with technology professionals.
Develop next-generation talent acquisition solutions. As our industry continues to evolve, the talent acquisition ecosystem is becoming more complex and recruiters are pursuing more sophisticated search strategies. This environment creates demand for next-generation recruitment solutions, such as social sourcing, targeted employer branding, and candidate relationship management, among others, that are likely to gain share within the online and broader talent acquisition market in the coming years. We own a suite of next-generation solutions that are well positioned to benefit from this trend, which we believe will be a key source of growth for our company.

•	Increase commercialization of getTalent, our candidate relationship management service, through enhanced go-to-market initiatives;

•	Enhance the features of getTalent to further integrate the service into recruiter work flows, with innovations like our getTalent Mobile App that was launched in 2016; and

•	Further integrate our other next-generation services like Lengo and Open Web with our tech-focused talent acquisition brands and our getTalent service to offer customers more comprehensive solutions.
Acquire additional capabilities. The ongoing evolution and fragmentation our market provides us with the opportunity to launch or acquire new services to enhance our offering to professionals and recruiting customers.
Marketing and Sales
We focus our long-term marketing efforts on growing the number of professionals who visit and engage with our websites, which we believe increases the attractiveness of our websites to our customers. We use a combination of direct marketing, branding and communications initiatives to increase our brand awareness, traffic, new resumes posted and applications to job postings. We primarily engage in search engine marketing, online advertising, and participation in industry events, social media marketing and content marketing. Many of our brands use strategic alliances with relevant publishers, trade associations and industry groups to increase reach and traffic. Some of our brands have also invested in broader awareness campaigns that include outdoor advertising in select cities where competition for their respective specializations is high.
Our customer marketing efforts are primarily focused on lead generation activities, such as email campaigns and participation in industry events. We also use marketing communications, such as media relations, social media, and thought leadership content, to enhance brand awareness and client relationships.
We sell our products primarily through our direct sales force. We have a number of direct sales teams organized by brand, market segment, and geography. Our field sales groups target Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our in-house sales teams focus on generating new business from recruiters and small- and mid-size companies, renewing customer contracts, increasing the service levels customers’ purchase and servicing the needs of our largest clients. As of December 31, 2016, we employed approximately 150 sales personnel in the United States and approximately 100 in the rest of the world. In addition to our internal sales organization, we also use ad networks to help generate ad sales.
    We also maintain teams of account managers and customer support specialists who work to ensure customers get the most from our products and services by providing training and assistance. In addition, our customer support departments perform some compliance functions, such as reviewing the websites for false or inaccurate job postings.
Customers
We currently serve a diversified customer base consisting of approximately 16,000 customers in total. No one customer accounted for more than 10% of our revenues in 2016. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms and marketing departments of companies. As of December 31, 2016, notable customers of the Tech & Clearance segment included AT&T, Adecco, Amazon, Apple, Cisco, Dell, IBM, Kforce,

Manpower, Microsoft, NCI, Oracle, Robert Half, Samsung, and Yahoo. Notable customers of the Global Industry Group segment included Astra-Zeneca, Bloomberg, China Petroleum, Chevron, Four Seasons, Haliburton, Hilton, Hyatt, Inpex, Investors Service, JP Morgan Chase, Marriott, Merck, Michael Page International, Moody’s, Morgan Stanley, Oceaneering, Petronas, Regeneron, Robert Half, Saudi Aramco, Schlumberger, Shell, Standard Chartered Bank, UBS, and Wood Group. Notable customers of the Healthcare segment included Mayo Clinic, Providence Health & Services and UCLA Health. See Item 7 for a description of the segments.
Technology
We use a variety of technologies to support our websites. Each of our systems is designed so that it can be scaled by provisioning additional resources, adding additional hardware and increasing network capacity. Our systems are designed for redundancy at both the software and hardware levels. Whenever possible, we host our applications on clustered, high-availability hardware and cloud platforms. Our applications and data connections are monitored 24/7 for performance, responsiveness and stability.
Currently, our primary technology operations facilities are in co-location data centers in limited access, temperature-controlled environments with emergency power generation capability and service from multiple telecommunications providers, as well as with top-tier cloud providers. We have started moving our technology operations to a cloud-hosted infrastructure model and expect to complete this in 2017. This will provide greater business agility and flexibility, improved global delivery capabilities, and improved disaster recovery protection across all services.
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
Competition
The market for talent acquisition services is highly competitive with multiple online and offline competitors. With the evolution of the online recruiting model, there has been an increasing need to provide ease-of-use and relevance to professionals, as well as an efficient and cost-effective recruitment method for direct employers, recruiters and staffing companies. Additionally, further technological advancements have made it easier for new competitors to emerge with minimal barriers to entry, and advertisers have many alternatives available to reach their target audiences. Our ability to maintain our existing customer base and generate new customers depends to a significant degree on the quality of our candidate databases and audiences, the quality of our services, our ability to enhance our websites and the underlying technology of our websites to meet the needs of a rapidly-evolving marketplace, our pricing strategy and ability to introduce value-added products and services, and our reputation among our customers and potential customers, who are increasingly-sophisticated and demanding. Our competitors include:

•	social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google;

•	niche or specialist professional networking sites such as GitHub and Stack Overflow;

•
generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster, StepStone, and Seek which, unlike specialized job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website;

•	aggregators and distributors of job postings and profiles, including Indeed (owned by Recruit), TalentBin (owned by Monster Worldwide), Entelo, ZipRecruiter, Google and Craigslist;

•	career-focused community sites such as Glassdoor;

•
newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have partnered with generalist job boards;

•	specialized services focused specifically on the industries we service, such as FT.com, Oilandgasjobsearch.com (owned by CareerBuilder), Doximity, Upwork and JobServe;

•	talent relationship management software providers such as Avature and SmashFly;

•	new and emerging competitors with new business models and products;

•	our customers, who seek to recruit candidates directly by using their own resources, including corporate websites; and

•	general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com.

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
We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. Our trademarks and registered trademarks in the United States and other countries include DICE, CLEARANCEJOBS.COM, RIGZONE, EFINANCIALCAREERS, HEALTHECAREERS NETWORK, and HCAREERS.COM. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites and do not intend to register such copyrights.
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
Strategic Investments
DHI has made investments through the following acquisitions during the past five years:

	Oil Careers Ltd.	onTargetjobs, Inc.	JobBoard Enterprises Ltd.	WorkDigital Ltd.
Date Acquired	March 2014	November 2013	July 2013	October 2012
Description	A leading recruitment site for oil and gas professionals in Europe	A leading vertical recruiting service in healthcare and hospitality	Online recruitment company in the technology industry and the corporate owner of The IT Job Board	Technology company focused on the recruitment industry
Brands Included	OilCareers.com	Health eCareers, BioSpace and Hcareers	The IT Job Board	WorkDigital
Strategic Rationale	Expansion of Rigzone’s presence in non-U.S. markets	Expansion into healthcare and hospitality verticals	Scale Dice into international markets	Technology platform and foundation for Open Web
Purchase Price	$26.1 mm in cash at closing and $0.3 mm paid for working capital	$46.3 mm net of cash acquired plus payment of $0.6 mm for working capital	£8.0 mm net of cash acquired plus deferred payments made totaling £3.0 mm	$10.0 mm in cash plus deferred payments made totaling an additional $10.0 mm
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
Employees
As of December 31, 2016, we had 783 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Item 1A.	Risk Factors
We are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for our stockholders.
We have commenced a review of strategic alternatives to ensure the Company’s ownership structure optimizes the Company’s ability to achieve growth initiatives through its strategic plan and to maximize stockholder value. The review of strategic alternatives could result in, among other things, a sale, merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.
We may be adversely affected by cyclicality, volatility or an extended downturn in the United States or worldwide economy, or in or related to the industries we serve.
Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology, healthcare, hospitality and finance sectors and the energy industry. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology, healthcare, finance and other vertical industries we serve, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in certain of the vertical industries we serve, such as technology. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2016, the seasonally unadjusted U.S. unemployment rate was 2.6% for computer-related occupations, 2.6% in the finance sector, and 2.9% in the healthcare sector, as compared to the overall national average of 4.7%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.
In addition, the general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, our operating results, business and financial condition could be significantly harmed by an extended economic downturn or future downturns, especially in regions or industries where our operations are heavily concentrated. Further, we may face increased pricing pressures during such periods as customers seek to use lower cost or fee services. Additionally, the labor market and certain of the industries we serve have historically experienced short term cyclicality. It is difficult to estimate the total number of passive or active job seekers or available job openings in the United States or abroad during any given period. If there is a labor shortage, qualified professionals may be less likely to seek our services, which could cause our customers to look elsewhere for attractive employees. Such labor shortages would require us to intensify our marketing efforts toward professionals so that professionals who post their resumes on our websites remain relevant to our customers, which would increase our expenses. Furthermore, if there is a shortage of available job openings in a particular region or sector we serve, the number of job postings on our websites could decrease, causing our business to be adversely affected. For example, the continued depression of oil prices has led to decreased demand for energy professionals worldwide. Oil prices reached decade lows in 2016 and remain depressed. This decline in demand has significantly decreased the sales of our energy industry job postings and the use of related services. As a result, we recorded a $24.6 million impairment of goodwill and intangible assets and $34.8 million impairment of goodwill at our Global Industry Group segment for the fiscal years ended December 31, 2016 and 2015, respectively. The continued depression of oil prices and any future declines in demand for energy professionals could continue to adversely affect our financial condition and results of operations.
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
A write-off of all or a part of our goodwill and intangible assets would hurt our operating results and reduce our net worth.
We have significant intangible assets and goodwill. Goodwill represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2016, we had $171.7 million and $49.1 million of goodwill and acquired intangible assets, respectively, on our balance sheet, which represented approximately 55% and 16%, respectively, of our total assets. We do not amortize goodwill under U.S. GAAP and instead are required to review goodwill at least annually for impairment. The indefinite-lived acquired intangible assets of $39.0 million are not amortized and instead are reviewed annually for impairment. During 2016, goodwill and intangible assets of $24.6 million related to Rigzone were fully written off. During 2015, goodwill of $34.8 million related to Rigzone was written off. During 2013, goodwill and intangible assets of $14.9 million related to Slashdot Media and Health Callings was written off. During 2008, goodwill of $7.2 million related to eFinancialCareers’ North American operations was written off. In the event impairment is identified again in the future for any of our reporting units, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of our goodwill or intangible assets would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”

Concerns regarding the global economic climate, European debt crisis, and market perceptions concerning the instability of the Euro could adversely impact our business.
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
The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub- segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster.com, Stepstone and Seek, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com, JobServe, Doximity, Upwork and Oilandgasjobsearch.com. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. We also compete with general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com. In addition, we face competition from aggregators of classified advertising, including Indeed, TalentBin, Entelo, ZipRecruiter, Google, and Craigslist. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. Our Open Web service competes with Entelo, Gild and TalentBin. We also compete with new competitors, including career-focused community sites such as Glassdoor and talent relationship management software providers such as Avature and SmashFly, and emerging competitors with new business models and products that customers are more willing to trial during periods when talent is scarce. In addition, many of our customers also seek to recruit candidates directly by using their own resources, including corporate websites. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, or the qualified professionals who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced. Additionally, job postings and resume postings in the career services industry are not marketed exclusively through any single channel, and accordingly, our competition could aggregate a set of postings similar to ours. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.
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
The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated, with approximately 81% having a bachelor’s degree or higher, as of January 2017. Our online surveys indicate that almost 70% of professionals who use Dice.com have more than five years of experience, over half have greater than 10 years of experience, and the majority are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for professionals elsewhere, which could cause our revenues to decline.
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
Additionally, overall Internet usage could decline if any well-publicized compromise of security occurs or if there is a perceived lack of security of personal and corporate information that is stored within our systems to facilitate hiring and recruitment business processes. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and online job boards, in particular, have been targeted by hackers who seek to gain unauthorized access to job seeker and customer data for purposes of implementing “phishing” or other schemes. Despite our implementation of firewalls, switchgear and other network security measures, our websites, servers, databases and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. Our systems, like the systems of many other websites, have been targeted in the past in cyber attacks and hacks and may continue to be subject to such attacks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, such techniques often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. We will continue to review and enhance our computer systems to try to prevent unauthorized and unlawful intrusions, but in the future it is possible that we may not be able to prevent all intrusions, and such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of proprietary or personal information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our users or other third parties. Our hardware and back-up systems could fail causing our services to be interrupted. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.
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

The use and transfer of personal data in EU member states is currently governed under Directive 95/46/EC (which is commonly referred to as the “Data Protection Directive”) as well as legislation adopted in the member states to implement the Data Protection Directive. The transfer of what is deemed to be personal data of EU subjects to countries (like the United States) that are determined to have inadequate privacy protections for such data was previously permitted under, among other methods, a process agreed to by the EU and the United States known as the EU-U.S. Safe Harbor Framework, pursuant to which U.S. businesses committed to treat the personal data of EU residents in accordance with privacy principles promulgated by the Data Protection Directive, and could self-certify their compliance with the Safe Harbor Framework. We previously relied upon the Safe Harbor Framework to allow us to conduct certain transfers of personal data of EU Subjects. Recent developments, however, no longer allow us to rely on the Safe Harbor Framework to support our data transfers. In particular, the Court of Justice of the European Union (“CJEU”) has issued an opinion concluding that the Safe Harbor Framework is not sufficient to allow transfers of personal data of EU subjects to the United States.

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

On February 2, 2016, the European Commission and the United States agreed on a new framework for the transfer of the personal data of EU subjects (“EU-U.S. Privacy Shield”). The new arrangement imposes stronger obligations on U.S. companies (including strict standards regarding how personal data of EU individuals is processed and individual rights are guaranteed) and stronger monitoring and enforcement by the U.S. Department of Commerce and Federal Trade Commission. While we have applied for certification to the EU-US Privacy Shield with the Commerce Department, the implementation of this new framework (and our corresponding efforts to facilitate compliance) subjects us to substantial operational and regulatory uncertainty. This continued evolution of the regulation of data privacy subjects us to substantial operational and compliance risk, the result of which could be a material adverse effect on our financial condition and results of operations.
We have indebtedness which could affect our financial condition, and, if adverse changes in the credit markets occur, we may not be able to borrow funds under our revolving credit facility or refinance our indebtedness.
As of December 31, 2016, we had $86.0 million of outstanding indebtedness under our credit agreement dated November 24, 2015 (the “Credit Agreement”) and we had the ability to borrow an additional $164.0 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.
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
An important component of our tech-focused strategy is developing new capabilities that strengthen and expand our position in the global technology talent acquisition market and broaden the talent solutions through the acquisition of other complementary businesses and technologies (such as the 2014 OilCareers acquisition, the 2013 acquisitions of The IT Job Board and onTargetjobs, the 2012 WorkDigital acquisition, the 2010 WorldwideWorker and Rigzone acquisitions, the 2009 Health Callings acquisition and the 2006 eFinancialGroup acquisition). Our further growth may depend in part on our ability to identify additional suitable acquisition opportunities or consummate such acquisitions on terms that are beneficial to us. We may not be able to identify suitable acquisition opportunities or consummate such acquisitions on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired businesses into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

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
As our operations have expanded, we have experienced a rapid growth in our headcount. We grew from 169 employees at December 31, 2005 to 783 employees at December 31, 2016. Our rapid growth in headcount has demanded and will continue to demand substantial resources and attention from our management, including improving our operational and financial systems and expanding, training, retaining and managing our employee base. If we do not effectively manage our growth and expand, train, retain and manage our employee base, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses and reduce our profitability.
Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.
Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied-for trademarks and service marks that we use in connection with our business, including DICE, CLEARANCEJOBS.COM, EFINANCIALCAREERS, RIGZONE, HEALTHECAREERS NETWORK, and HCAREERS.COM, some of which we have acquired through business acquisitions. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, and vendors to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third-party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third-party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, and if they fail to do so, such failure could adversely affect our business and reputation.
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
As a public company, we have incurred and will continue to incur significant levels of legal, accounting and other expenses. In addition, the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”), the Dodd-Frank Act and related rules of the

Securities and Exchange Commission (the “SEC”) and the NYSE regulate corporate governance practices of public companies and impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. Compliance with these public company requirements has increased our costs, required additional resources and made some activities more time consuming. We are required to expend considerable time and resources complying with public company regulations.
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
We are dependent on the continued service of key executives and technical personnel whose expertise would be difficult to replace and, if we fail to retain such key executives and personnel, there could be a material adverse effect on our business.
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
Our reliance upon user-generated content requires that we develop and maintain tools and services designed to facilitate:

•	creation of user-generated content;

•	participation in discussion surrounding such user-generated content;

•	evaluation of user-generated content; and

•	distribution of user-generated content.
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
We operate websites serving numerous markets around the world. For the year ended December 31, 2016, approximately 26% of our total revenues were generated outside of the United States. Certain of these amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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
In the short- to medium-term, because the UK is, and will continue to be for at least two years following official notification to withdraw, a member of the EU, the prospect of Brexit has not impacted UK data protection law. On July 12, 2016, however, the European Commission adopted the EU-U.S. Privacy Shield, which provides a framework for the transfer of personal data of EU data subjects, and on May 4, 2016, the EU General Data Protection Regulation (“GDPR”), which will replace Directive 95/46/EC (commonly referred to as the “Data Protection Directive”), was formally published.  The GDPR will go into effect on May 25, 2018 and as a regulation as opposed to a directive will be directly applicable in EU member states.  Among other things, the GDPR applies to data controllers and processors outside the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects. The GDPR will introduce significant changes to the data protection regime including but not limited to; the conditions for obtaining consent to process personal data; transparency and providing information to individuals regarding the processing of their personal data; enhanced rights for individuals; notification obligations for personal data breach; and supervisory authorities including a European Data Protection Board.  The regulation of data privacy in the EU continues to evolve, and it is not possible to predict the ultimate content, and therefore the effect, of data protection regulation over time. The current uncertainty surrounding the outcome of the referendum on the UK’s membership in the EU, and a likely withdrawal of the UK from the EU, could impact a range of EU regulations, including in respect of data protection.  This uncertainty subjects us to substantial operational and compliance risk, the results of which could have a material adverse effect on our financial condition and results of operations.
The ultimate effects of Brexit are uncertain and will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. Uncertainty over the terms of the U.K.’s departure from the E.U. could harm our business and financial results. In addition, other E.U. member countries may consider referendums regarding their E.U. membership. These events, along with any political changes that may occur as a result of Brexit, could cause political and economic uncertainty in Europe. In addition, Brexit is likely to lead to legal uncertainty, including uncertainty regarding taxation, and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any properties. Our corporate headquarters are located at 1040 Avenue of the Americas, New York, New York, where we lease approximately 13,000 square feet. We lease approximately 35,000 square feet of office space in Urbandale, Iowa; 28,000 square feet of office space in Centennial, Colorado; 17,000 square feet of office space in London, England; and 16,000 square feet of office space in San Jose, California. In addition, we have small offices in Cincinnati, Ohio; Houston, Texas; Burnaby, British Columbia, Canada; Singapore; Frankfurt, Germany; Amsterdam, Netherlands (lease terminated December 2016); Dubai, United Arab Emirates; Perth, Australia; Hong Kong; Beijing, China; Aberdeen, Scotland; Shanghai, China; and Dublin, Ireland. Our small offices are used across multiple segments.
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
Market Information
Our common stock is listed on the NYSE under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock. The high and low quarterly closing sales prices for the common stock for 2016 and 2015 were as follows:

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Low	$7.28	$6.04	$6.18	$5.15	$8.23	$7.60	$7.14	$7.38
High	$9.55	$8.20	$8.09	$8.35	$10.08	$9.18	$9.12	$9.99

As of December 31, 2016, the last reported sale price of our stock as reported by the NYSE was $6.25.
Holders
As of December 31, 2016, there were 24 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.
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
Repurchases of Equity Securities
Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock through December 2016. The stock repurchase program expired as of December 31, 2016. The following table summarizes the stock repurchase plans approved by the board of directors:

	IV	V	VI
Approval Date	December 2013	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million	$50 million
Effective Dates	December 2013 to December 2014	December 2014 to December 2015	December 2015 to December 2016
During the three months ended December 31, 2016, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2016	468,000	$5.93	468,000	$19,540,000
November 1 through November 30, 2016	109,895	5.64	109,895	18,920,000
December 1 through December 31, 2016 [2]	—	—	—	—
Total	577,895	$5.87	577,895

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] The Stock Repurchase Plan VI concluded on December 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information required by this item as of December 31, 2016 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	1,779,613	$8.46	2,329,895
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,779,613	$8.46	2,329,895
For material features of the plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”

Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2011 through December 31, 2016 (the last trading day of our common stock on the NYSE in 2016) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2016. All values assume reinvestment of the full amount of all dividends, if any.
Comparative Returns

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dollars

	12/30/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
DHX	$100.00	$110.74	$87.45	$120.75	$110.62	$75.39
Russell 2000	$100.00	$116.35	$161.52	$169.43	$161.95	$196.45
Dow Jones Internet Composite Index	$100.00	$121.32	$186.88	$191.75	$234.14	$251.17

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed “filed” with the SEC.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (this “Annual Report”).
The following consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc. for such years, which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc. for such years, which are not included in this Annual Report.

	For the year ended December 31,
	2016 (5)	2015 (4)	2014 (3)	2013 (2)	2012 (1)
	(in thousands, except per share information)
Revenues	$226,970	$259,769	$262,615	$213,482	$195,363
Operating expenses	223,579	253,414	216,011	184,276	136,467
Operating income	3,391	6,355	46,604	29,206	58,896
Income (loss) from operations before income taxes	(119)	3,041	42,849	27,295	56,838
Net income (loss)	$(5,398)	$(10,968)	$27,612	$16,246	$38,087

Basic earnings (loss) per share	$(0.11)	$(0.21)	$0.53	$0.29	$0.62

Diluted earnings (loss) per share	$(0.11)	$(0.21)	$0.51	$0.27	$0.59

Weighted average shares outstanding:
Basic	48,319	51,402	52,328	56,473	61,192
Diluted	48,319	51,402	54,410	59,476	64,604

	For the year ended December 31,
	2016 (5)	2015 (4)	2014 (3)	2013 (2)	2012 (1)
Other Financial Data:	(in thousands)
Net cash from operating activities	$44,576	$60,809	$55,543	$49,365	$54,661
Depreciation and amortization	16,636	23,192	27,201	17,401	12,311
Capital expenditures	(11,699)	(9,078)	(8,710)	(10,555)	(5,902)
Net cash used in investing activities	(10,770)	(9,078)	(35,711)	(66,967)	(33,939)
Net cash from financing activities	(44,213)	(44,662)	(31,413)	16,439	(36,829)

	At December 31,
	2016 (5)	2015 (4)	2014 (3)	2013 (2)	2012 (1)
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$22,987	$34,050	$26,777	$39,351	$40,013
Acquired intangible assets, net	49,120	65,292	81,345	84,905	62,755
Goodwill	171,745	198,598	239,256	230,190	202,944
Total assets (6)	310,095	368,935	422,636	418,956	353,152
Deferred revenue	84,615	83,316	86,444	77,394	69,404
Long-term debt, including current portion (6)	84,760	99,436	109,180	117,315	44,922
Total stockholders’ equity	103,883	138,613	177,798	167,812	190,638
____________________

(1)	Reflects the FINS.com acquisition in June 2012, Slashdot Media acquisition in September 2012 and the WorkDigital acquisition in October 2012.

(2)	Reflects The IT Job Board acquisition in July 2013 and the onTargetjobs acquisition in November 2013. Includes impairment charges of $15.9 million related to Slashdot Media and Health Callings.

(3)	Reflects the OilCareers acquisition in March 2014.

(4)	Reflects impairment of goodwill of $34.8 million related to the Energy reporting unit.

(5)	Reflects the sale of Slashdot Media in January 2016 and the impairment of goodwill and intangible assets of $24.6 million related to the Energy reporting unit.

(6)	Reflects reclassification of debt issuance costs from assets to long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Item 6. “Selected Financial Data,” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. Certain statements we make under this Item 7 constitute “Forward-Looking Statements” under the Private Securities Litigation Reform Act of 1995. See also “Note Concerning Forward-Looking Statements.”
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
We have other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media (business sold in 2016) and Brightmatter and are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Global Industry Group and Healthcare segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At December 31, 2016 and 2015, Dice had approximately 7,050 and 7,600 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer increased from $1,094 for the year ended December 31, 2015 to $1,120 for the year ended December 31, 2016. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $84.6 million at December 31, 2016, and $83.3 million at December 31, 2015.
We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.
The Company’s revenues for the year ended December 31, 2016 declined year-over-year in each of our brands except ClearanceJobs and Health eCareers.  The declines are due to many factors including macroeconomic impacts and evolutions in the digital recruitment market.  Macroeconomic drivers include the prolonged down-turn in the energy market resulting in a year-over-year revenue decline of $11.6 million in our Rigzone business.  Foreign currency, primarily changes in the USD:GBP exchange rate, contributed $3.7 million of the year-over-year revenue reduction.  Uncertainty around Brexit has also contributed to lower revenues.  The digital recruitment market continues to be impacted by attribution, which reflects our ability to receive the proper credit for value delivered to customers based on our customers’ internal tracking systems. Demonstrating attribution for candidates provided to each customer is a key initiative for the Company.  However, attribution challenges have contributed to lower renewal rates as demonstrated by the reduction in recruitment package customer count at Dice.
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

Reporting Unit	Impairment Indicated
Dice	No
Dice Europe	No
Energy	N/A
Finance	No
Healthcare	No
Hospitality	No
WorkDigital	No
With the exception of Energy, the fair value of each reporting unit was in excess of the carrying value during the year ended December 31, 2016. Goodwill impairment of $15.4 million, representing all remaining goodwill at the Energy reporting unit, was recorded during the third quarter of 2016. The fair value of this reporting unit was determined by a combination of a discounted cash flow methodology and market comparable method. Cash flow projections for this reporting unit decreased during the third quarter of 2016 due to a decline in financial performance resulting from continued difficult macroeconomic conditions. The charge is reflected as Impairment of Goodwill on the Consolidated Statements of Operations.
The fair value of the Finance and Hospitality reporting units was not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2016. The percentage by which the estimated fair value exceeded carrying value for the Finance and Hospitality reporting units was 27% and 19%, respectively. The Company performed an interim goodwill impairment test of the Finance and Hospitality reporting units as of December 31, 2016 because the revenue growth projections for both reporting units were reduced as a result of the Company’s newly announced tech-focused strategy, continued uncertainty around Brexit for the Finance reporting unit and continued competition in the Hospitality reporting unit. The interim impairment test was completed as of December 31, 2016.  The percentage by which the estimated fair value exceeded carrying value for the Finance and Hospitality reporting units as of December 31, 2016 was 20% and 16%, respectively. The amount of goodwill as of December 31, 2016 allocated to the Finance and Hospitality reporting units was $44.2 million and $13.3 million, respectively. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Finance and Hospitality reporting units to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting units and could result in an impairment charge in the foreseeable future. All other reporting units were not at risk of failing step one of the goodwill impairment test. The percentage by which the fair value exceeded carrying value for the Finance and Hospitality reporting units at October 1, 2015 was 42% and 122%, respectively.
During the year ended December 31, 2015, an impairment of $34.8 million was recorded at the Energy reporting unit. The fair value of this reporting unit was determined by a combination of a discounted cash flow methodology and market comparable method. Cash flow projections for this reporting unit decreased during the fourth quarter of 2015 due to a decline in financial performance resulting from declining oil prices. The charge is reflected as Impairment of Goodwill on the Consolidated Statements of Operations.
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
Indefinite-Lived Acquired Intangible Assets
The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Dice trademark, trade name and domain name is one of the most recognized names of online job boards. Since Dice’s inception in 1991, the brand has been recognized as a leader in recruiting and career development services for technology and engineering professionals. Currently, the brand is synonymous with the most specialized online marketplace for industry-specific talent. The brand has a significant online and offline presence in online recruiting and career development services. Considering the recognition and the awareness of the Dice brand in the talent acquisition and staffing services market, Dice’s long operating history and the intended use of the Dice brand, the remaining useful life of the Dice trademark, trade name and domain name was determined to be indefinite.
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
Our income tax rate is affected by the statutory rates in the jurisdictions where our income is earned, and by the extent to which the earnings of our foreign subsidiaries are indefinitely reinvested outside the U.S. Prior to December 2016, we had considered all of our foreign subsidiaries’ earnings to be indefinitely reinvested. However, in December 2016, we changed our assertion with regard to our Canada subsidiary and repatriated $16.4 million of cash to the U.S, which resulted in tax expense of $840,000. With the exception of the Canada subsidiary, we consider all other undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as of December 31, 2016, and we have not recorded a deferred tax liability with regard to such earnings.
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We provided valuation allowances of $1.0 million and $1.7 million at December 31, 2016 and 2015, respectively. We recorded a tax benefit of $(680,000) in the year ended December 31, 2016 for the partial release of the valuation allowance related to our foreign tax credit carryforwards.
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

Stock and Stock Based Compensation
Under our 2012 Omnibus Equity Award Plan, we have granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain of our employees and directors. Compensation expense is recorded for stock awards made to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The fair value of options granted during the year ended December 31, 2014 was estimated on the grant date using Black-Scholes option-pricing model. No options were granted during the years ended December 31, 2016 or 2015. The use of an option valuation model includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each grant. The fair value of PSUs is measured using the Monte Carlo pricing model. The expense related to the PSUs is recorded over the vesting period.
Recent Developments
In the fourth quarter of 2016, we decided to explore strategic alternatives to ensure we have an ownership structure that best optimizes shareholder value and the execution of our strategic plan. In November, we retained a financial advisor to assist the Company with its exploration of strategic alternatives. Strategic alternatives may include, but are not limited to, a merger, sale or other business combination involving the Company or its assets. There can be no assurance that this process will result in a transaction, or if a transaction is undertaken, as to its terms or timing.
Cyclicality
The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that online career websites continue to provide economic and strategic value to the labor market and industries that we serve.
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
Persistent low oil prices since 2014 is an example of how economic conditions can negatively impact our revenues and results of operations. As a result, we have seen decreased demand for energy professionals worldwide. This decline in demand and any future declines in demand for energy professionals could further decrease the use of our energy industry job posting websites and related services. From the second half of 2011 into 2014, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment activity continues to be slow in the industries in which we operate during 2017 and beyond, our revenues and results of operations will be negatively impacted.
Results of Operations
Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2016, 2015 and 2014. Consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	14.2%	15.1%	14.2%
Product development	11.3%	11.5%	9.9%
Sales and marketing	34.1%	31.5%	31.7%
General and administrative	19.2%	17.2%	16.0%
Depreciation	4.3%	3.6%	4.2%
Amortization of intangible assets	3.0%	5.3%	6.2%
Impairment of goodwill	6.8%	13.4%	—%
Impairment of intangible assets	4.1%	—%	—%
Disposition related and other costs	1.5%	—%	—%
Change in acquisition related contingencies	—%	—%	0.1%
Total operating expenses	98.5%	97.6%	82.3%
Operating income	1.5%	2.4%	17.7%
Interest expense and other	(1.5)%	(1.3)%	(1.4)%
Income (loss) before income taxes	(0.1)%	1.2%	16.3%
Income tax expense	2.3%	5.4%	5.8%
Net income (loss)	(2.4)%	(4.2)%	10.5%
Comparison of Years Ended December 31, 2016 and 2015
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2016	2015
	(in thousands, except percentages)
Tech & Clearance	$135,455	$140,414	$(4,959)	(3.5)%
Global Industry Group:
eFinancialCareers	35,103	36,408	(1,305)	(3.6)%
Rigzone	9,485	21,036	(11,551)	(54.9)%
Hcareers	14,908	15,954	(1,046)	(6.6)%
BioSpace	4,110	4,885	(775)	(15.9)%
Global Industry Group	63,604	78,283	(14,679)	(18.8)%
Healthcare	27,066	25,877	1,189	4.6%
Corporate & Other	845	15,195	(14,350)	(94.4)%
Total revenues	$226,970	$259,769	$(32,799)	(12.6)%
We experienced a decrease in the Tech & Clearance segment revenue of $5.0 million, or 3.5%. Revenue at Dice decreased by $6.1 million compared to the same period in 2015. Recruitment package customer count in the U.S. decreased from 7,600 at December 31, 2015 to 7,050 at December 31, 2016. However, average monthly revenue per U.S. recruitment package customer increased approximately 2% from the year ended December 31, 2015 to the year ended December 31, 2016. Dice Europe revenue decreased by $1.4 million as compared to the same period in 2015 primarily due to lower renewals as well as a negative impact of foreign exchange in 2016 of approximately $0.7 million. Revenues for ClearanceJobs increased by $2.5 million for the year ended December 31, 2016 as compared to the same period in 2015, primarily due to improved market conditions and enhanced product offerings.
The Global Industry Group segment revenue decreased $14.7 million, or 18.8%. This decrease was primarily due to a decrease at the Rigzone business of $11.6 million as a result of continued difficult conditions in the energy market. Foreign exchange in 2016 negatively impacted eFinancialCareers revenue by approximately $2.7 million, partially offset by increases of

$1.4 million across the UK, EMEA and Asia-Pacific regions. Hcareers decreased $1.0 million, or 6.6% due to increased competition in the Hospitality industry and BioSpace decreased $0.8 million.
The Healthcare segment, consisting of Health eCareers, increased revenue by $1.2 million, or 4.6% from the comparable 2015 period, as a result of increased utilization by customers and enhanced product offerings.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and Brightmatter, decreased by $14.4 million or 94.4% primarily due to the sale of the Slashdot Media business in January 2016.
Cost of Revenues

	Year Ended December 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Cost of revenues	$32,126	$39,147	$(7,021)	(17.9)%
Percentage of revenues	14.2%	15.1%
The Corporate & Other segment decreased by $5.3 million primarily due to lower expenses at Slashdot Media since the business was sold in January 2016. The Global Industry Group segment experienced a decrease of $1.4 million attributed to fewer recruitment events and compensation related costs from decreased headcount.
Product Development Expenses

	Year Ended December 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Product development	$25,714	$29,863	$(4,149)	(13.9)%
Percentage of revenues	11.3%	11.5%
A decrease of $2.2 million was experienced in the Corporate & Other segment, including a decrease at Slashdot Media of $3.2 million since the business was sold in January 2016. This was partially offset by an increase at Brightmatter of $1.1 million primarily attributable to increased headcount and consulting costs to support the development of next generation recruitment products and services. The Global Industry Group decreased $2.1 million due to savings in compensation related costs of $1.9 million and a decrease in consulting costs. The decrease in compensation costs reflects efficiencies gained as part of the Global Industry Group reorganization. The Tech & Clearance segment decreased $568,000 primarily due to decreased compensation costs.
The Healthcare segment increased $716,000 due to increased headcount and compensation related costs. The increase reflects our continued investment in improving products and services.
Sales and Marketing Expenses

	Year Ended December 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Sales and marketing	$77,451	$81,755	$(4,304)	(5.3)%
Percentage of revenues	34.1%	31.5%
Sales and marketing costs for the Global Industry Group segment decreased by $3.0 million. Sales costs at the Global Industry Group decreased by $1.6 million due to a decrease in commissions of $1.1 million and savings in travel and entertainment related costs. Marketing costs at the Global Industry Group decreased by $1.4 million from savings in discretionary marketing of $1.8 million, partially offset by increased compensation related costs. The Corporate & Other segment decreased by $1.5 million with $2.3 million of the decrease due to Slashdot Media which was sold in January 2016. The decrease was partially offset by Brightmatter marketing costs increasing by $614,000. The increase at Brightmatter is due to increased headcount to increase awareness of new products being introduced to the market. The Tech & Clearance segment decreased by $799,000 primarily due to decreased compensation related costs and reduced discretionary marketing.

The Healthcare segment increased by $1.1 million of sales and marketing costs. The main driver is $984,000 of increased marketing initiatives to increase brand awareness.
General and Administrative Expenses

	Year Ended December 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
General and administrative	$43,684	$44,639	$(955)	(2.1)%
Percentage of revenues	19.2%	17.2%
General and administrative expense for the Tech & Clearance segment approximated the prior year, while the Global Industry Group segment decreased $2.1 million in the year ended December 31, 2016, as compared to the same period in 2015. The decrease is primarily due to savings in compensation related costs of $1.0 million from efficiencies gained as a result of the Global Industry Group structure. Additional savings were realized due to decreases in recruiting fees, office rent, and consulting costs. The Healthcare segment decreased $357,000 due to lower compensation-related costs.
General and administrative expense for the Corporate & Other segment increased $1.4 million. Corporate increased $1.7 million including higher legal fees of $622,000, professional fees of $640,000 and $371,000 of fees associated with the agreement to add a director. Brightmatter increased $737,000 due to compensation related costs driven by increased headcount. The increases were offset by a decrease at Slashdot Media of $1.1 million due to the sale of the business in January 2016.
Disposition Related and Other Costs

	Year Ended December 31,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Disposition related and other costs	$3,347	$—	$3,347	n.m.
Percentage of revenues	1.5%	—%
The disposition related and other costs are primarily due to the sale of Slashdot Media, including severance of $981,000, stock based compensation acceleration of $900,000, and a loss on sale of $639,000. Also included in disposition related and other costs is other severance primarily related to the consolidation of the Global Industry Group of $827,000.
Depreciation

	Year Ended December 31,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Depreciation	$9,849	$9,298	$551	5.9%
Percentage of revenues	4.3%	3.6%
The increase was primarily due to increased capital expenditures in the Healthcare segment in the second half of 2015 and the Tech & Clearance segment and Brightmatter in 2016, which increased the amount of depreciable assets.
Amortization of Intangible Assets

	Year Ended December 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Amortization	$6,787	$13,894	$(7,107)	(51.2)%
Percentage of revenues	3.0%	5.3%

Amortization expense for the year ended December 31, 2016 decreased by $4.2 million, $1.7 million and $920,000 due to certain intangible assets at the Global Industry Group, Tech & Clearance and Healthcare segments, respectively, becoming fully amortized and write off of intangibles due to impairment of intangible assets in the third quarter of 2016.

Impairment of goodwill
Goodwill of $15.4 million related to Rigzone, the Energy reporting unit, was fully written off in the third quarter of 2016 due to the decline in demand for energy professionals, stemming from persistently depressed oil prices, which has significantly decreased the use of our energy industry job posting websites and related services.
Impairment of Intangible Assets
Unamortized intangible assets of $9.3 million related to Rigzone, the Energy reporting unit within the Global Industry Group segment, were written off in the third quarter of 2016 as a result of the decline in demand for energy professionals, stemming from persistently depressed oil prices, which has significantly decreased the use of our energy industry job posting websites and related services.
Operating Income
Operating income for the year ended December 31, 2016 was $3.4 million compared to $6.4 million for the same period in 2015, a decrease of $3.0 million or 46.6%. The decrease was driven by a decrease in revenue of $32.8 million, including the sale of Slashdot Media in January 2016, which accounted for $14.1 million of the decrease in revenue, decreased revenue at Rigzone of $11.6 million, and decreased revenue at Tech & Clearance of $5.0 million. The decrease in revenue was partially offset by cost savings largely due to the sale of Slashdot Media and reduced headcount in ongoing operations. The Company incurred impairment charges of $24.6 million and $34.8 million for the years ended December 31, 2016 and 2015, respectively. In addition, amortization decreased by $7.1 million in 2016 due to certain assets becoming fully amortized.
Interest Expense

	Year Ended December 31,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Interest expense	$3,481	$3,289	$192	5.8%
Percentage of revenues	1.5%	1.3%
Interest expense for the year ended December 31, 2016 increased from the same period of the prior year primarily due to higher amortization of debt issuance costs related to the November 2015 Amended and Restated Credit Agreement.
Income Taxes

	Year Ended December 31,
	2016	2015
	(in thousands, except percentages)
Income (loss) before income taxes	$(119)	$3,041
Income tax expense	5,279	14,009
Effective tax rate	(4,436.1)%	460.7%

A reconciliation between tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2016	2015
Federal statutory rate	$(42)	$1,064
Permanent items excluding nondeductible impairment	(210)	18
Nondeductible impairment	5,287	9,199
State taxes, net of federal effect	756	1,435
Difference between foreign and U.S. rates	297	2,366
Change in unrecognized tax benefits	(923)	46
Gross tax on foreign dividend	5,084	—
Tax credits related to foreign dividend	(4,244)	—
Change in valuation allowances	(713)	—
Other	(13)	(119)
Income tax expense	$5,279	$14,009
Effective tax rate	(4,436.1)%	460.7%
Our effective income tax rate was (4,436.1)% and 460.7% for the years ended December 31, 2016 and 2015, respectively. The tax rate differed significantly from the federal statutory rate because of impairment charges of $24.6 million in the current year and $34.8 million in the prior year. Of the total impairment, the amounts relating to non-deductible goodwill were $15.4 million in 2016 and $33.6 million in 2015. Based on the jurisdictions where the impairment charges were recorded, the non-deductible amounts caused tax expense to exceed the expected expense at statutory tax rates by $5.3 million in 2016 and $9.2 million in 2015.
The 2016 tax rate was also impacted by the modification of our indefinite reinvestment assertion resulting in the repatriation of cash from our Canada subsidiary to the United States, which caused tax expense of $840,000. Additionally, the implementation of a tax planning strategy to utilize foreign tax credits resulted in a $680,000 decrease in the valuation allowance related to such credits.  Also, we had a $923,000 tax benefit in 2016 from a reduction in the accrual for unrecognized tax benefits, primarily due to the expiration of the statute of limitations in various tax jurisdictions.
Earnings (Loss) per Share
Loss per share was $0.11 and $0.21 for the years ended December 31, 2016 and December 31, 2015, respectively, an improvement of $0.10. The improvement was primarily due to a reduction in net loss, partially offset by decreased weighted-average shares outstanding due to stock repurchases. We recorded an impairment of goodwill and intangibles of $24.6 million or $0.45 per diluted share related to the Energy reporting unit.
Comparison of Years Ended December 31, 2015 and 2014
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2015	2014
	(in thousands, except percentages)
Tech & Clearance	$140,414	$136,596	$3,818	2.8%
Global Industry Group:
eFinancialCareers	36,408	36,661	(253)	(0.7)%
Rigzone	21,036	30,449	(9,413)	(30.9)%
Hcareers	15,954	13,656	2,298	16.8%
BioSpace	4,885	3,790	1,095	28.9%
Global Industry Group	78,283	84,556	(6,273)	(7.4)%
Healthcare	25,877	23,123	2,754	11.9%
Corporate & Other	15,195	18,340	(3,145)	(17.1)%
Total revenues	$259,769	$262,615	$(2,846)	(1.1)%
We experienced an increase in the Tech & Clearance segment revenue of $3.8 million, or 2.8%. Revenues for related career fairs and ClearanceJobs increased by $2.3 million for the year ended December 31, 2015 as compared to the same period in 2014, as a result of improved market conditions and enhanced product offerings. Revenue at Dice increased by $1.6 million compared to the same period in 2014. Our customers’ usage of our websites increased, as demonstrated through an increase in average monthly revenue per recruitment package customer of approximately 5% from the year ended December 31, 2014 to the year ended December 31, 2015. Recruitment package customer count decreased from 7,800 at December 31, 2014 to 7,600 at December 31, 2015. Dice Europe revenue decreased by $112,000 as compared to the same period in 2014.
The Global Industry Group segment revenue decreased $6.3 million, or 7.4%. This decrease was driven by a decrease at the Rigzone business of $9.4 million as a result of difficult macro-environment conditions in the energy market. eFinancial Careers experienced a decrease in revenue of $253,000, or 0.7%. Currency impact for the year ended December 31, 2015 decreased revenue by approximately $2.6 million. In functional currency, revenue increased 12% in the Asia Pacific region, 8% in the UK, 7% in Continental Europe and 5% in North America. Hcareers revenue increased $2.3 million, or 16.8%, primarily due to increased usage by customers. The fair value adjustment to deferred revenue decreased revenue by $1.0 million for the year ended December 31, 2014 and did not recur in the current period. BioSpace increased $1.1 million, or 28.9%, due to increased utilization by customers. The fair value adjustment to deferred revenue decreased revenue by $303,000 for the year ended December 31, 2014 and did not recur in the current period.
The Healthcare segment, consisting of Health eCareers, increased revenue by $2.8 million, or 11.9% from the comparable 2014 period, as a result of increased utilization by customers and enhanced product offerings. The fair value adjustment to deferred revenue decreased revenue by $552,000 for the year ended December 31, 2014 and did not recur in the current period.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and Brightmatter, decreased by $3.1 million or 17.1% reflecting a decline in certain revenue streams at Slashdot Media.
Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Cost of revenues	$39,147	$37,212	$1,935	5.2%
Percentage of revenues	15.1%	14.2%
The Tech & Clearance segment experienced an increase of $1.1 million attributed to consulting, data hosting and compensation related costs. The Corporate & Other segment increased by $724,000 due to web hosting costs and additional headcount at Brightmatter of $381,000. The remaining increase in cost of revenues at the Corporate & Other segment was due to approximately $400,000 at Slashdot Media as a result of increased spending with external partners for lead generation, partially offset by a discontinued equipment lease and savings due to contract renegotiations. The Global Industry Group segment increased by $206,000 due to increased compensation costs, partially offset by fewer recruitment events and decreased software expenses.

Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
Product development	$29,863	$26,087	$3,776	14.5%
Percentage of revenues	11.5%	9.9%
An increase of $1.4 million was experienced at the Global Industry Group segment, primarily driven by additional salaries and related costs as well as costs to integrate OilCareers into the Rigzone website. The Healthcare segment increased $1.2 million as the result of increased headcount and compensation costs. The Tech & Clearance segment experienced an increase of $872,000 primarily driven by additional salaries and related costs. These increases in headcount and additional compensation-related costs reflect our increased investment in new products and technology and improving our current offerings.
The Corporate & Other segment experienced an increase of $371,000 attributable primarily to additional headcount of $719,000, increased salaries and related costs of approximately $560,000 due to the Brightmatter Group, partially offset by a decrease of $458,000 due to lower headcount at Corporate and decreased consulting costs of $288,000 at Brightmatter. Product development expenses at Slashdot Media decreased by approximately $200,000 as a result of lower salaries and related costs.
Sales and Marketing Expenses

	Year Ended December 31,		Decrease	Percent Change
	2015	2014
	(in thousands, except percentages)
Sales and marketing	$81,755	$83,299	$(1,544)	(1.9)%
Percentage of revenues	31.5%	31.7%
Sales and marketing costs for the Global Industry Group segment decreased by $2.7 million. Sales expense at the Global Industry Group segment decreased $1.9 million due to decreased employee-related expenses of $1.2 million and a $1.0 million decrease in commissions costs as a result of lower billings. Marketing costs at the Global Industry Group decreased $833,000 due to lower discretionary marketing spend and lower compensation-related expenses.
The Healthcare segment experienced an increase in overall sales and marketing expense of $757,000 for the year ended December 31, 2015, due to increased marketing and branding initiatives. The Tech & Clearance segment experienced an increase in sales and marketing expense of $345,000. Sales expense increased by $577,000 primarily due to increased employee-related expenses and increased commissions costs as a result of higher billings. Marketing costs decreased $232,000 due to decreased spending on advertising. The Corporate & Other segment increased $85,000 due to increased sales costs at Corporate due to overall company sales training and recognition expenses of $200,000 and salaries and related costs at Brightmatter of approximately $200,000. This was partially offset by Slashdot Media of approximately $350,000 due to delayed hiring and turnover and lower commissions.
General and Administrative Expenses

	Year Ended December 31,		Increase	Percent Change
	2015	2014
	(in thousands, except percentages)
General and administrative	$44,639	$42,059	$2,580	6.1%
Percentage of revenues	17.2%	16.0%
Stock-based compensation expense was $10.2 million, an increase of $2.7 million compared to the same period in 2014. The increase was primarily due to 415,000 PSUs issued in 2015 as described in Note 13 to the Consolidated Financial Statements.
General and administrative expense for the Tech & Clearance segment decreased $1.3 million in the year ended December 31, 2015, as compared to the same period in 2014, primarily attributable to decreased compensation-related costs, partially offset by increased relocation costs in 2015. The $867,000 decrease in general and administrative expense for the

Global Industry Group segment was primarily attributable to decreased compensation-related costs and lower recruitment fees, partially offset by audit fees and communication costs.
The Corporate & Other segment increased by $1.1 million primarily due to increased bad debt expense of $600,000 related to one customer at Slashdot Media and $439,000 related to increased professional fees at Corporate. The Healthcare segment increased by $956,000, primarily due to bad debt expense and facilities-related costs.
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
Operating Income
Operating income for the year ended December 31, 2015 was $6.4 million compared to $46.6 million for the same period in 2014, a decrease of $40.2 million or 86.4%. The decrease was primarily driven by the impairment of goodwill recorded at the Energy reporting unit of $34.8 million in 2015. Also contributing to the decrease was decreased revenue related to declines in the Rigzone business due to difficult macro-environment conditions in the energy market and decreased revenue related to certain revenue streams at Slashdot Media. Partially offsetting this decrease in revenue was an increase at Health eCareers and Hcareers as a result of increased revenues and lower amortization and depreciation expense. Additionally, the increase in headcount and compensation-related costs contributed to the decrease in operating income.

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
A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	Year Ended December 31,
	2015		2014
	$	%	$	%
Federal statutory rate	1,064	35.0%	14,997	35.0%
Permanent items excluding nondeductible impairment	18	0.6%	326	0.8%
Nondeductible impairment	9,199	302.5%	—	—%
State taxes, net of federal effect	1,435	47.2%	1,043	2.4%
Difference between foreign and U.S. rates	2,366	77.8%	(738)	(1.7)%
Change in unrecognized tax benefits	46	1.5%	774	1.8%
Recognition of tax loss carryforwards	—	—%	(1,832)	(4.3)%
Other	(119)	(3.9)%	667	1.6%
Effective tax rate	14,009	460.7%	15,237	35.6%
The effective income tax rate was 460.7% and 35.6% for the years ended December 31, 2015 and December 31, 2014, respectively. The tax rate was higher in 2015 because the Company recorded a $34.8 million charge for impairment of goodwill. Of the total impairment, $33.6 million related to goodwill for which the Company had zero tax basis, and thus represented a permanent non-deductible amount for tax purposes. Based on the statutory tax rates in the jurisdictions where the impairment was recorded, the $33.6 million non-deductible amount resulted in tax expense of $9.2 million.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP metric used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. We also use this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA, as defined in our Credit Agreement as “Consolidated EBITDA,” represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock option expenses, losses resulting from certain dispositions outside the ordinary course of business, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the Credit Agreement up to $250,000, deferred revenues written off in connection with acquisition purchase accounting adjustments, writeoff of non-cash stock compensation expense, and business interruption insurance proceeds, minus (to the extent included in calculating such net income) non-cash income or gains, and interest income.
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
A reconciliation of Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands) follows:

	Year Ended December 31,
	2016	2015	2014
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(5,398)	$(10,968)	$27,612
Interest expense	3,481	3,289	3,744
Income tax expense	5,279	14,009	15,237
Depreciation	9,849	9,298	10,944
Amortization of intangible assets	6,787	13,894	16,257
Change in acquisition related contingencies	—	—	153
Impairment of goodwill	15,369	34,818	—
Non-cash stock compensation expense	10,245	10,185	7,498
Deferred revenue adjustment	—	—	2,887
Impairment of intangible assets	9,252	—	—
Severance--Slashdot Media	981	—	—
Accelerated stock based compensation expense--Slashdot Media	900	—	—
Loss on sale of business	639	—	—
Other	279	25	11
Adjusted EBITDA	$57,663	$74,550	$84,343

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$44,576	$60,809	$55,543
Interest expense	3,481	3,289	3,744
Amortization of deferred financing costs	(324)	(402)	(365)
Income tax expense	5,279	14,009	15,237
Deferred income taxes	3,268	989	3,698
Severance--Slashdot Media	981	—	—
Change in accrual for unrecognized tax benefits	923	(44)	(774)
Change in accounts receivable	(2,281)	2,140	9,709
Change in deferred revenue	(2,370)	571	(8,767)
Deferred revenue adjustment	—	—	2,887
Changes in working capital and other	4,130	(6,811)	3,431
Adjusted EBITDA	$57,663	$74,550	$84,343

Net Income Excluding Impairment Charges

Net Income excluding impairment charges is a non-GAAP metric used by management to measure operating performance after removing the impact of the non-cash impairment charges from goodwill and intangible assets. Net Income excluding impairment charges is defined as Net Income less impairment charges, net of income taxes. A reconciliation of Net Income excluding impairment charges for the years ended December 31, 2016, 2015 and 2014 (in thousands) follows:

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(5,398)	$(10,968)	$27,612
Less impact of impairment charges, net of taxes	21,790	34,246	—
Net income, excluding impairment charges	$16,392	$23,278	$27,612

Diluted Earnings per Share Excluding Impairment Charges

Diluted earnings per share excluding impairment charges is a non-GAAP metric used by management to measure operating performance after removing the impact of the non-cash impairment charges. Diluted earnings per share excluding impairment charges is defined as diluted earnings (loss) per share less impact per share of impairment charges. A reconciliation of Diluted Earnings per Share excluding impairment charges for the years ended December 31, 2016, 2015 and 2014 follows:

	Year Ended December 31,
	2016	2015	2014
Diluted Earnings (Loss) per Share	$(0.11)	$(0.21)	$0.51
Less impact per share of impairment charges	0.45	0.67	—
Diluted Earnings per Share, excluding impairment charges	$0.34	$0.46	$0.51

Adjusted Revenues
Adjusted Revenues is a non-GAAP metric used by management to measure the operating performance of our acquisitions. Adjusted Revenues represents Revenues plus the add back of the fair value adjustment to deferred revenue related to purchase accounting of acquisitions.

Adjusted EBITDA Margin
Adjusted EBITDA Margin is a non-GAAP metric used by management to measure the operating performance. Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Adjusted Revenues. A reconciliation of Adjusted Revenues and Adjusted EBITDA Margin for the years ended December 31, 2016, 2015 and 2014 (in thousands) follows:

	Year Ended December 31,
	2016	2015	2014
Revenues	$226,970	$259,769	$262,615
Add back fair value adjustment to deferred revenue	—	—	2,887
Adjusted Revenues	$226,970	$259,769	$265,502
Adjusted EBITDA	$57,663	$74,550	$84,343
Adjusted EBITDA Margin	25%	29%	32%
Adjusted Revenues Excluding Slashdot Media
Adjusted Revenues excluding Slashdot Media is a non-GAAP metric used by management to measure operating performance going forward given our sale of Slashdot Media. Adjusted Revenues excluding Slashdot Media represents Adjusted Revenues as defined above less Slashdot Media revenue.
Adjusted EBITDA Excluding Slashdot Media
Adjusted EBITDA excluding Slashdot Media is a non-GAAP metric used by management to measure operating performance going forward given our sale of Slashdot Media. Adjusted EBITDA excluding Slashdot Media represents Adjusted EBITDA as defined above, less Slashdot Media EBITDA.

Adjusted EBITDA Margin Excluding Slashdot Media
Adjusted EBITDA Margin excluding Slashdot Media is a non-GAAP metric used by management to measure operating performance going forward given our sale of Slashdot Media. Adjusted EBITDA Margin excluding Slashdot Media is computed as Adjusted EBITDA, excluding Slashdot Media, divided by Adjusted Revenues, excluding Slashdot Media. A reconciliation of Adjusted Revenues excluding Slashdot Media, Adjusted EBITDA excluding Slashdot Media and Adjusted EBITDA Margin excluding Slashdot Media for the years ended December 31, 2016, 2015 and 2014 (in thousands) follows:

	Year Ended December 31,
	2016	2015	2014
Adjusted Revenues	$226,970	$259,769	$265,502
Less impact of Slashdot Media	747	14,819	18,240
Adjusted Revenues, excluding Slashdot Media	$226,223	$244,950	$247,262

Adjusted EBITDA	$57,663	$74,550	$84,343
Less impact of Slashdot Media	(208)	1,663	5,389
Adjusted EBITDA, excluding Slashdot Media	$57,871	$72,887	$78,954

Adjusted EBITDA Margin, excluding Slashdot Media	26%	30%	32%
A reconciliation of Slashdot Media Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands) follows:

	Year Ended December 31,
	2016	2015	2014
Slashdot Media Operating Income (Loss)	$(2,773)	$1,147	$4,342
Depreciation	—	154	847
Non-cash stock compensation expense	45	362	200
Severance--Slashdot Media	981	—	—
Accelerated stock based compensation expense--Slashdot Media	900	—	—
Loss on sale of business	639	—	—
Slashdot Media Adjusted EBITDA	$(208)	$1,663	$5,389

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
We have summarized our free cash flow for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Cash from operating activities	$44,576	$60,809	$55,543
Purchases of fixed assets	(11,699)	(9,078)	(8,710)
Free cash flow	$32,877	$51,731	$46,833

Cash Flows
We have summarized our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Cash from operating activities	$44,576	$60,809	$55,543
Cash used in investing activities	(10,770)	(9,078)	(35,711)
Cash used in financing activities	(44,213)	(44,662)	(31,413)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. In the fourth quarter of 2016, the Company implemented a tax planning strategy which enhanced our ability to utilize foreign tax credits in the U.S. As a result, we changed our assertion regarding the indefinite reinvestment of our Canada subsidiary’s foreign earnings, and repatriated accumulated earnings of $16.4 million from Canada to the United States. Cash from Canada was used by the Company to pay down debt resulting in lower cash at December 31, 2016.
At December 31, 2016, we had cash of $23.0 million compared to $34.1 million at December 31, 2015. Cash held by foreign subsidiaries totaled approximately $16.1 million at December 31, 2016, of which $1.2 million was held by the Canada subsidiary.  The remaining cash of $14.9 million held outside the United States is indefinitely reinvested. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity is cash, as well as the cash flow that we generate from our operations. In addition, externally, we had $164.0 million in borrowing capacity under our $250.0 million Credit Agreement at December 31, 2016. We believe that our existing U.S. cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving credit facility may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Comparison of Years Ended December 31, 2016 and 2015
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairment of goodwill and intangible assets and the effect of changes in working capital. Net cash flows from operating activities were $44.6 million and $60.8 million for the years ended December 31, 2016 and 2015, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. The decline in revenue, partially offset by cost reductions, are the primary drivers for the decrease in cash flows from operations in the year ended December 31, 2016 compared to 2015.
Investing Activities
During the year ended December 31, 2016, cash used by investing activities was $10.8 million compared to cash used of $9.1 million in the year ended December 31, 2015. Cash used by investing activities in the year ended December 31, 2016 was attributable to the $11.7 million used to acquire fixed assets, partially offset by proceeds from sale of the Slashdot Media business of $2.4 million. Cash used by investing activities in the year ended December 31, 2015 was primarily attributable to the $9.1 million used to acquire fixed assets.
Financing Activities
Cash used for financing activities during the year ended December 31, 2016 was $44.2 million compared to cash used of $44.7 million in the year ended December 31, 2015. The cash used during the current period was primarily due to $29.6 million of payments to repurchase the Company’s common stock and $15.0 million used in net repayments on long-term debt, partially offset by $2.8 million in proceeds from stock option exercises. During the year ended December 31, 2015, the cash used was primarily due to $38.2 million of payments to repurchase the Company’s common stock, $9.5 million used in net repayments of long-term debt, and $3.8 million in payment of acquisition related contingencies related to the IT Job Board, partially offset by $7.0 million in proceeds from stock option exercises.
Comparison of Years Ended December 31, 2015 and 2014
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairment of goodwill and the effect of changes in working capital. Net cash flows from operating activities were $60.8 million and $55.5 million for the years ended December 31, 2015 and 2014, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Additionally, the timing of tax payments impacted cash flows from operations in the years ended December 31, 2015 and 2014.
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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2016, our consolidated leverage ratio was 1.49 to 1.0 and was required to be less than 3.0 to 1.0. Our consolidated interest coverage ratio was 16.6 to 1.0 and was required to be greater than 3.5 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2016, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 8 in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

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
In addition, we registered an aggregate of up to 21,543,135 shares of the Company’s common stock for resale by certain selling stockholders (including stockholders affiliated with General Atlantic LLC and Quadrangle Group LLC) from time to time in one or more offerings. In September 2014, we completed a public offering, whereby certain selling stockholders affiliated with General Atlantic LLC sold 2,500,000 shares of common stock registered pursuant to such registration statement. Based solely on a review of public filings, as of December 31, 2015, the General Atlantic LLC stockholders no longer beneficially owned any shares of our common stock. On November 12, 2015, December 8, 2015, and May 11, 2016, stockholders affiliated with Quadrangle Group LLC distributed 3,700,000 shares, 2,500,000 shares, and 2,500,000, respectively, to their investors. Such distributions were not registered offerings. Based solely on a review of public filings, as of December 31, 2016, the Quadrangle Group LLC stockholders do not beneficially own any shares of our common stock. We did not receive any proceeds relating to any foregoing offering or distribution by stockholders affiliated with General Atlantic LLC or Quadrangle Group LLC.
Other Capital Requirements
We anticipate capital expenditures in 2017 to be approximately $11 million to $13 million. We intend to use operating cash flows to fund capital expenditures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of December 31, 2016:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$86,000	$—	$—	$86,000	$—
Operating lease obligations	29,199	4,778	8,874	6,933	8,614
Total contractual obligations	$115,199	$4,778	$8,874	$92,933	$8,614
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of December 31, 2016, we had $86.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 8 “Indebtedness” in our consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.81% (the rate in effect on December 31, 2016) on our current borrowings, interest payments are expected to be $3.0 million per year for 2017-2019 and $2.7 million in 2020.
As of December 31, 2016, we recorded approximately $2.5 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at

December 31, 2016 are $2.5 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $567,000 of its unrecognized tax benefits may be recognized in the next twelve months.
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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Dice Europe and Hcareers also conduct business outside the United States. For the years ended December 31, 2016 and 2015, approximately 26% and 28% of our revenues, respectively, were earned outside the United States and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling and between local currencies and the United States dollar and the subsequent translation of the British Pound Sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses during 2016 would have been a decrease of approximately $285,000 and $260,000, respectively.
On June 23, 2016, the UK held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a decline in the value of the British Pound Sterling as compared to the United States dollar. Volatility in exchange rates is expected to continue in the short term as the UK negotiates its exit from the EU. We currently do not hedge our British Pound Sterling exposure and therefore are susceptible to currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2016 and December 31, 2015, our translation adjustment decreased stockholders’ equity by $32.3 million and $20.5 million, respectively. The change from December 31, 2015 to December 31, 2016 is primarily attributable to the position of the United States dollar against the British Pound Sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of December 31, 2016, we had outstanding borrowings of $86.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2017 on our current borrowings would increase by approximately $860,000.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
DHI Group, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of DHI Group, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DHI Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 8, 2017

DHI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(in thousands, except per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$22,987	$34,050
Accounts receivable, net of allowance for doubtful accounts of $3,181 and $2,887	43,148	46,380
Income taxes receivable	731	916
Prepaid and other current assets	3,312	3,072
Assets held for sale	—	4,265
Total current assets	70,178	88,683
Fixed assets, net	16,610	15,255
Acquired intangible assets, net	49,120	65,292
Goodwill	171,745	198,598
Deferred income taxes	306	322
Other assets	2,136	785
Total assets	$310,095	$368,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,220	$23,883
Deferred revenue	84,615	83,316
Income taxes payable	3,467	4,006
Liabilities held for sale	—	2,334
Total current liabilities	108,302	113,539
Long-term debt, net	84,760	99,436
Deferred income taxes	7,901	10,849
Accrual for unrecognized tax benefits	2,513	3,436
Other long-term liabilities	2,736	3,062
Total liabilities	206,212	230,322
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 81,989 and 80,717 shares, respectively; outstanding: 49,591 and 52,622 shares, respectively	820	807
Additional paid-in capital	366,247	352,208
Accumulated other comprehensive loss	(32,276)	(20,468)
Accumulated earnings	44,078	49,476
Treasury stock, 32,398 and 28,095 shares, respectively	(274,986)	(243,410)
Total stockholders’ equity	103,883	138,613
Total liabilities and stockholders’ equity	$310,095	$368,935
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2016, 2015 and 2014
(in thousands, except per share amounts)

	For the year ended December 31,
	2016	2015	2014
Revenues	$226,970	$259,769	$262,615
Operating expenses:
Cost of revenues	32,126	39,147	37,212
Product development	25,714	29,863	26,087
Sales and marketing	77,451	81,755	83,299
General and administrative	43,684	44,639	42,059
Depreciation	9,849	9,298	10,944
Amortization of intangible assets	6,787	13,894	16,257
Impairment of goodwill	15,369	34,818	—
Impairment of intangible assets	9,252	—	—
Disposition related and other costs (Note 12)	3,347	—	—
Change in acquisition related contingencies	—	—	153
Total operating expenses	223,579	253,414	216,011
Operating income	3,391	6,355	46,604
Interest expense	(3,481)	(3,289)	(3,744)
Other expense	(29)	(25)	(11)
Income (loss) before income taxes	(119)	3,041	42,849
Income tax expense	5,279	14,009	15,237
Net income (loss)	$(5,398)	$(10,968)	$27,612

Basic earnings (loss) per share	$(0.11)	$(0.21)	$0.53
Diluted earnings (loss) per share	$(0.11)	$(0.21)	$0.51

Weighted-average basic shares outstanding	48,319	51,402	52,328
Weighted-average diluted shares outstanding	48,319	51,402	54,410
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2016, 2015, and 2014
(in thousands)

	For the year ended December 31,
	2016	2015	2014
Net income (loss)	$(5,398)	$(10,968)	$27,612

Foreign currency translation adjustment	(11,808)	(6,559)	(7,792)
Unrealized losses on investments, net of tax of $0	—	(3)	—
Total other comprehensive loss	(11,808)	(6,562)	(7,792)
Comprehensive income (loss)	$(17,206)	$(17,530)	$19,820
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2016, 2015, and 2014
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2014	—	$—	73,414	$734	$309,087	$(168,727)	$32,832	$(6,114)	$167,812
Net income							27,612		27,612
Other comprehensive loss								(7,792)	(7,792)
Stock based compensation					7,498				7,498
Excess tax benefit over book expense from stock options exercised					2,318				2,318
Restricted stock issued			1,114	11					11
Restricted stock forfeited or withheld to satisfy tax obligations			(288)	(2)		(1,317)			(1,319)
Purchase of treasury stock under stock repurchase plan						(32,455)			(32,455)
Exercise of common stock options			3,126	31	14,082				14,113
Balance at December 31, 2014	—	—	77,366	774	332,985	(202,499)	60,444	(13,906)	177,798
Net loss							(10,968)		(10,968)
Other comprehensive loss								(6,562)	(6,562)
Stock based compensation					10,185				10,185
Excess tax benefit over book expense from stock options exercised					2,050				2,050
Restricted stock issued			1,262	12					12
Restricted stock forfeited or withheld to satisfy tax obligations			(245)	(2)		(1,836)			(1,838)
Purchase of treasury stock under stock repurchase plan						(39,075)			(39,075)
Exercise of common stock options			1,836	18	6,988				7,006
Performance-Based Restricted Stock Units eligible to vest			498	5					5
Balance at December 31, 2015	—	—	80,717	807	352,208	(243,410)	49,476	(20,468)	138,613
Net loss							(5,398)		(5,398)
Other comprehensive loss								(11,808)	(11,808)
Stock based compensation					11,145				11,145
Excess tax benefit over book expense from stock options exercised					94				94
Restricted stock issued			1,302	13					13
Restricted stock forfeited or withheld to satisfy tax obligations			(328)	(3)		(2,361)			(2,364)
Purchase of treasury stock under stock repurchase plan						(28,709)			(28,709)
Exercise of common stock options			642	6	2,800				2,806
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(98)	(1)		(506)			(507)
Performance-Based Restricted Stock Units vested or eligible to vest			(246)	(2)					(2)
Balance at December 31, 2016	—	$—	81,989	$820	$366,247	$(274,986)	$44,078	$(32,276)	$103,883

See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2016, 2015 and 2014
(in thousands)

	For the year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(5,398)	$(10,968)	$27,612
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	9,849	9,298	10,944
Amortization of intangible assets	6,787	13,894	16,257
Deferred income taxes	(3,268)	(989)	(3,698)
Amortization of deferred financing costs	324	402	365
Stock based compensation	11,145	10,185	7,498
Change in acquisition related contingencies	—	—	153
Impairment of goodwill	15,369	34,818	—
Impairment of intangible assets	9,252	—	—
Loss on disposal of fixed assets	—	—	22
Change in accrual for unrecognized tax benefits	(923)	44	774
Loss on sale of business	639	—	—
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,281	(2,140)	(9,709)
Prepaid expenses and other assets	(132)	1,734	(1,142)
Accounts payable and accrued expenses	(2,954)	(1,054)	(1,069)
Income taxes receivable/payable	(485)	5,906	(1,626)
Deferred revenue	2,370	(571)	8,767
Other, net	(280)	250	395
Net cash flows from operating activities	44,576	60,809	55,543
Cash flows from investing activities:
Cash received from sale of business	2,429	—	—
Purchases of fixed assets	(11,699)	(9,078)	(8,710)
Payments for acquisitions, net of cash acquired	—	—	(27,001)
Purchases of cost method investments	(1,500)	—	—
Net cash flows used in investing activities	(10,770)	(9,078)	(35,711)
Cash flows from financing activities:
Payments on long-term debt	(42,000)	(138,500)	(37,500)
Proceeds from long-term debt	27,000	129,000	29,000
Payments under stock repurchase plan	(29,572)	(38,212)	(33,007)
Payment of acquisition related contingencies	—	(3,829)	(5,825)
Proceeds from stock option exercises	2,806	7,010	14,113
Purchase of treasury stock related to vested restricted stock and performance stock units	(2,868)	(1,835)	(1,319)
Excess tax benefit over book expense from stock based compensation	421	2,350	3,125
Financing costs paid	—	(646)	—
Net cash flows used in financing activities	(44,213)	(44,662)	(31,413)
Effect of exchange rate changes	(656)	204	(993)
Net change in cash for the period	(11,063)	7,273	(12,574)
Cash, beginning of period	34,050	26,777	39,351
Cash, end of period	$22,987	$34,050	$26,777
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
DHI Group, Inc. (“DHI” or the “Company”), a Delaware corporation, was incorporated on June 28, 2005. Through predecessor companies, DHI has been in the recruiting and career development business for more than 26 years. The Company is a leading provider of specialized websites focused on select professional communities. Through the Company’s online communities, professionals can manage their careers by finding relevant job opportunities and by building their knowledge through original and community-shared content, while employers, recruiters, staffing agencies, consulting firms and marketing professionals can effectively target and reach highly-valued audiences. The Company operates career management services for technology, engineering, financial services, healthcare, hospitality and security-cleared professionals, as well as career management and information and data services for the energy industry.

2.   SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements include the accounts of DHI and its wholly-owned subsidiaries and cost method investment. All intercompany balances and transactions have been eliminated in consolidation.
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
Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on the Dice, ClearanceJobs, eFinancialCareers, Rigzone, Health eCareers, Biospace and Hcareers websites. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.
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
The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2016, 2015 and 2014.
Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows—All bank deposits are considered cash.
The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2016	2015	2014
Supplemental cash flow information:
Interest paid	$3,256	$2,937	$3,420
Taxes paid	9,096	6,853	16,513
Non-cash investing and financing activities:
Capital expenditures on fixed assets included in accounts payable and accrued expenses	201	431	284
Share repurchases included in accounts payable and accrued expenses	—	863	—
Investments—In December 2016, the Company purchased preferred stock representing a 7.7% interest in the fully diluted shares of a leading tech skills assessment company for $1.5 million.  Subject to the achievement of certain performance milestones, the Company will purchase additional preferred shares for $500,000 resulting in a 10% interest.  The Company has recorded the investment using the cost method, which is included in the Other assets section of the Consolidated Balance Sheets.
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
Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2016, 2015 and 2014 was $30.5 million, $33.2 million and $29.9 million, respectively.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes—The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are stock-based compensation, amortization and impairment of intangible assets, and depreciation of fixed assets.
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
Risks and Uncertainties—The Company is subject to the risks, expenses and uncertainties frequently encountered by companies in the rapidly evolving markets for online products and services. These risks include the failure to develop and extend the Company’s online service brands, the rejection of the Company’s services by consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its online services, as well as other risks and uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable.
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. DHI’s significant estimates include the useful lives and valuation of fixed assets and intangible assets, goodwill, the income tax valuation allowance, the assumptions used to value the stock options and Performance-Based Restricted Stock Units (“PSUs”) of the Company, and the valuation of assets acquired and liabilities assumed from acquisitions.
Earnings (Loss) per Share—The Company follows the Earnings Per Share topic of the FASB ASC in computing earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding. When the effects are dilutive, diluted earnings (loss) per share is calculated using the weighted average number of shares outstanding, and the dilutive effect of stock-based compensation awards as determined under the treasury stock method. Certain stock awards were excluded from the computation of diluted (loss) earnings per share due to their anti-dilutive effect. See Note 17.
New Accounting Pronouncements—Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the standard during the period ended March 31, 2016 and has retrospectively applied the provisions to all prior periods presented. The Company reclassified the December 31, 2015 balance of $1.6 million of debt issuance costs from Deferred financing costs to Long-term debt, net on the Consolidated Balance Sheets.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard outlines the principles an entity must apply to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The updated standard becomes effective for reporting periods (interim and annual) beginning after December 15, 2017. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is currently evaluating the impact on its various revenue streams and is continuing to evaluate the potential impact on its consolidated financial statements and has not yet selected a transition method.
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The updated standard becomes effective for fiscal years beginning after December 15, 2016 and interim periods the following year, with early adoption permitted. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

modified retrospective transition method. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is adopting the standard as of January 1, 2017 and will be restating prior year cash flows to reflect the excess tax benefit as an operating activity. The Company will record forfeitures as they occur with the cumulative-effect adjustment recognized in retained earnings on January 1, 2017. The anticipated impact on diluted earnings per share is not expected to be material.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other. The new standard eliminates Step 2 from the goodwill impairment test and now requires the Company to compare the fair value of a reporting unit with its carrying amount. The Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The standard is effective for fiscal years beginning after December 15, 2019. The Company is determining the expected impact of this standard on its financial statements.
3.   ASSETS HELD FOR SALE
The Company sold the Slashdot and SourceForge businesses (together referred to as “Slashdot Media”) on January 27, 2016 for $2.8 million cash plus working capital of $0.4 million and incurred approximately $0.8 million of selling costs. A $0.6 million loss on sale of business was recognized in the year ended December 31, 2016.
The Slashdot Media business was classified as “held for sale” as of December 31, 2015 and was shown on the Consolidated Balance Sheets under the heading of “Assets held for sale” and the liabilities were shown under “Liabilities held for sale.” Operating results through date of sale are included in the Corporate & Other segment in Segment Information, Note 16.
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
Revenue for Slashdot Media was $0.7 million, $14.8 million, and $18.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. There was income (loss) before income taxes for Slashdot of $(2.7) million, $1.1 million, and $4.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill results from the expansion of the Company’s market share in the Energy vertical, from intangible assets that do not qualify for separate recognition, including an assembled workforce and site traffic, and from expected synergies from combining operations of OilCareers into the Company’s existing operations. The amount of goodwill from the OilCareers acquisition deductible for tax purposes is $1.2 million. See Note 5 regarding goodwill impairment recognized within the Global Industry Group reporting segment in 2016.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts reported in the Consolidated Balance Sheets for cash, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. The fair value of the long-term debt was estimated using present value techniques and market based interest rates and credit spreads. The estimated fair value of long-term debt is based on Level 2 inputs.
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
Reconciliations of liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows (in thousands):

	For the year ended December 31,
	2015	2014
Contingent consideration for acquisitions
Balance at beginning of period	$3,883	$9,793
Cash payments	(3,829)	(5,825)
Change in estimates included in earnings	—	153
Change due to foreign exchange rate changes	(54)	(238)
Balance at end of period	$—	$3,883

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
Impairment—During the third quarter of 2016, goodwill at the Energy reporting unit with a carrying value of $15.4 million was tested for impairment due to the decline in demand for energy professionals, stemming from persistently depressed oil prices. The Company recorded an impairment of goodwill of $15.4 million as of September 30, 2016, bringing goodwill at the Energy reporting unit to zero. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of all the assets and liabilities of the reporting unit as if it had been acquired in a business combination. After assigning fair value to the assets and liabilities of the reporting unit, the implied fair value of goodwill resulted in an impairment of $15.4 million in the year ended December 31, 2016. The goodwill balance represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.
The fair value of the assets and liabilities of the Energy reporting unit was determined by a combination of a discounted cash flow methodology and market comparable method. Cash flow projections for this reporting unit decreased due to a decline in financial performance resulting from persistently low oil prices. The charge is reflected as Impairment of Goodwill on the Consolidated Statements of Operations.
As required under FASB ASC 360, Impairment or Disposal of Long-Lived Assets, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The long-lived assets of the Energy reporting unit were tested for recoverability due to the downturn in the current and expected future financial performance of the reporting unit and an impairment charge of unamortized intangible assets of $9.3 million was recorded as of September 30, 2016. Energy is included in the Global Industry Group segment. As of December 31, 2016 unamortized intangible assets at the Energy reporting unit were zero.
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

6.    FIXED ASSETS, NET
Fixed assets, net consist of the following as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Computer equipment and software	$15,289	$16,817
Furniture and fixtures	3,485	3,424
Leasehold improvements	3,661	3,624
Capitalized development costs	24,129	14,816
	46,564	38,681
Less: Accumulated depreciation and amortization	(29,954)	(22,832)
Fixed assets, net	$16,610	$15,849

7.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets (in thousands):

	As of and for the year ended December 31, 2016
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net
Technology	$10,308	$(9,677)	$(631)	$—	$—
Trademarks and brand names—Dice	39,000	—	—	—	39,000
Trademarks and brand names—Other	23,194	(14,379)	(2,286)	(3,168)	3,361
Customer lists	28,473	(13,518)	(2,112)	(6,084)	6,759
Candidate and content database	15,918	(15,295)	(623)	—	—
Acquired intangible assets, net	$116,893	$(52,869)	$(5,652)	$(9,252)	$49,120

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of and for the year ended December 31, 2015
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net
Technology	$10,308	$(8,831)	$(615)	$862
Trademarks and brand names—Dice	39,000	—	—	39,000
Trademarks and brand names—Other	23,419	(13,156)	(2,238)	8,025
Customer lists	63,373	(42,808)	(5,068)	15,497
Candidate and content database	24,888	(22,088)	(892)	1,908
Acquired intangible assets, net	$160,988	$(86,883)	$(8,813)	$65,292
During the second quarter of 2016, the Company retired $44.1 million of fully amortized acquired intangible assets.
During the quarter ended September 30, 2016, the long-lived assets of the Energy reporting unit were tested for recoverability due to the downturn in the current and expected future financial performance of the reporting unit. The Company recorded an impairment of unamortized intangible assets of $9.3 million as of September 30, 2016.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of December 31, 2016, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

2017	$2,188
2018	1,781
2019	1,476
2020	1,421
2021	1,149
2022 and thereafter	2,105
Total	$10,120
 Indefinite Life on Trade Name
The Dice.com trademarks and brand name is one of the most recognized names of online recruiting and career development. Since Dice’s inception in 1991, the brand has been recognized as a leader in recruiting and career development services for technology and engineering professionals. Currently, the brand is synonymous with the most specialized online marketplace for technology industry-specific talent. The brand has significant online and offline presence in online recruiting and career development services. Considering the recognition of the brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice.com trademarks and brand name was determined to be indefinite.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment,

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

change of control, or insolvency. As of December 31, 2016, the Company was in compliance with all of the financial covenants under the Credit Agreement.
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
The amounts borrowed as of December 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Amounts borrowed:
Revolving credit facility	$86,000	$101,000
Less: deferred financing costs, net of accumulated amortization of $1,487 and $1,163	(1,240)	(1,564)
Total borrowed	$84,760	$99,436

Available to be borrowed under revolving facility	$164,000	$149,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	2.81%	2.25%
There are no scheduled payments for the revolving loan facility of $250.0 million until maturity of the Credit Agreement in November 2020.

9.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2026. Future minimum lease payments under non-cancellable operating leases as of December 31, 2016 are as follows (in thousands):

2017	$4,778
2018	4,645
2019	4,229
2020	3,821
2021	3,112
2022 and thereafter	8,614
Total minimum payments	$29,199
Rent expense was $4.5 million, $4.5 million and $4.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in General and Administrative expense in the Consolidated Statements of Operations.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s board of directors approved a stock repurchase program that permitted the Company to repurchase its common stock through December 2016. Management has discretion in determining the conditions under which shares may be purchased from time to time. The stock repurchase program expired as of December 31, 2016. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors:

	IV	V	VI
Approval Date	December 2013	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million	$50 million
Effective Dates	December 2013 to December 2014	December 2014 to December 2015	December 2015 to December 2016
During the years ended December 31, 2016, 2015 and 2014 purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Year Ended December 31, 2016	3,946,396	$7.27	$28,709,000	$—
Year Ended December 31, 2015	4,661,528	$8.38	$39,075,000	$47,629,000
Year Ended December 31, 2014	4,265,895	$7.61	$32,455,000	$50,000,000
There were no unsettled share repurchases as of December 31, 2016. Approximately $0.9 million of share repurchases had not settled as of December 31, 2015, and are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.
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
Dividend provisions
The preferred stockholders are entitled to dividends only when dividends are paid to common shareholders. In the event of a dividend, the holders of the preferred shares are entitled to share in the dividend on a pro rata basis, as if their shares had been converted into shares of common stock.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

before any payment or distribution is made to any shareholders of common stock. The liquidation value is $2.17 per share, subject to adjustments for stock splits, stock dividends, combinations, or other recapitalizations of the preferred stock.
Dividends—No dividends have been declared in 2016, 2015 or 2014. Our Credit Agreement limits our ability to declare and pay dividends. Refer to Note 8 “Indebtedness.”

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS
FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The Company had $3,000 reclassified out of accumulated other comprehensive income for the year ended December 31, 2015 and no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2016 and 2014. The unrealized gain (loss) on securities and foreign currency translation adjustments impact comprehensive income (loss). Accumulated other comprehensive income (loss), net consists of the following components, net of tax (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrealized gains (losses) on securities:
Balance at beginning of year	$—	$3	$3
Unrealized losses for the year, net of tax	—	(3)	—
Balance at end of year	$—	$—	$3
Foreign currency translation:
Balance at beginning of year	$(20,468)	$(13,909)	$(6,117)
Translation adjustments	(11,808)	(6,559)	(7,792)
Balance at end of year	$(32,276)	$(20,468)	$(13,909)
Total:
Balance at beginning of year	$(20,468)	$(13,906)	$(6,114)
Total adjustments for the year	(11,808)	(6,562)	(7,792)
Balance at end of year	$(32,276)	$(20,468)	$(13,906)

12.    DISPOSITION RELATED AND OTHER COSTS
In January 2016, the Company completed the sale of Slashdot Media and incurred severance costs and additional stock based compensation expense for the acceleration of stock vesting. The Company recognized a loss on the sale of assets of Slashdot Media.
Effective January 1, 2016, the Company reorganized leadership responsibilities to leverage operating capabilities more effectively across four of its brands which serve specific industries, and to optimize these brands for future growth by streamlining operations and development. This entailed combining four of its global brands (eFinancialCareers, Rigzone, Hcareers and BioSpace) to have one management structure under a combined group called Global Industry Group (“GIG”).
The following table displays a roll forward of the disposition related and other costs, all of which were settled as of December 31, 2016:

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Accrual at				Accrual at
	December 31, 2015	Expense	Cash Payments	Non-Cash	December 31, 2016
Severance—Slashdot Media	$—	$981	$(981)	$—	$—
Accelerated stock based compensation expense—Slashdot Media	—	900	—	(900)	—
Loss on sale of Slashdot Media	—	639	—	(639)	—
Severance related to other brands	—	827	(827)	—	—
Total	$—	$3,347	$(1,808)	$(1,539)	$—

13.    STOCK BASED COMPENSATION
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
The Company recorded total stock based compensation expense of $11.1 million, which included $0.9 million of accelerated compensation due to Slashdot Media as shown in Note 12 during the year ended December 31, 2016. The Company recorded $10.2 million and $7.5 million during the years ended December 31, 2015 and 2014 respectively. At December 31, 2016, there was $14.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
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
A summary of the status of restricted stock awards as of December 31, 2016, 2015, and 2014 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2016		2015		2014
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,122,225	$8.54	1,786,581	$8.45	1,560,375	$9.81
Granted	1,302,375	$7.33	1,261,600	$8.83	1,114,700	$7.39
Forfeited	(327,750)	$8.17	(245,312)	$8.34	(288,450)	$8.72
Vested	(870,475)	$8.58	(680,644)	$8.91	(600,044)	$9.87
Non-vested at end of period	2,226,375	$7.87	2,122,225	$8.54	1,786,581	$8.45
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

resulting from the grants. The fair value of PSUs is measured using the Monte Carlo pricing model using the following assumptions:

	Year Ended December 31,
	2016	2015
Weighted average fair value of PSUs granted	$7.24	$9.25
Dividend yield	—%	—%
Risk free interest rate	0.9%	1.1%
Expected volatility	33.5%	33.6%
A summary of the status of PSUs as of December 31, 2016 and 2015 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2016		2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	415,000	$9.25	—	$—
Granted	417,500	$7.24	415,000	$9.25
Forfeited	(98,751)	$8.17	—	$—
Vested	(153,745)	$9.13	—	$—
Non-vested at end of period	580,004	$8.02	415,000	$9.25
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. There was no cash flow impact resulting from the grants. No stock options were granted during the years ended December 31, 2016 and 2015.

Year Ended December 31, 2014
The weighted average fair value of options granted	$2.62
Dividend yield	—%
Weighted average risk free interest rate	1.56%
Weighted average expected volatility	40.16%
Expected life (in years)	4.6

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options previously granted as of December 31, 2016, 2015, and 2014, and the changes during the periods then ended is presented below:

	Year Ended December 31, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	2,673,512	$7.46	$5,485,248
Exercised	(641,710)	$4.37	$2,209,260
Forfeited	(252,189)	$8.20	—
Options outstanding at December 31	1,779,613	$8.46	$50,869
Exercisable at December 31	1,552,642	$8.52	$50,869
Options expected to vest at December 31	225,127	$8.06

	Year Ended December 31, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	4,667,738	$6.14	$19,357,512
Exercised	(1,802,913)	$3.92	$9,162,469
Forfeited	(191,313)	$10.76	—
Options outstanding at December 31	2,673,512	$7.46	$5,485,248
Exercisable at December 31	2,037,318	$7.19	$4,832,280

	Year Ended December 31, 2014
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	7,536,601	$5.53	$17,493,907
Granted	659,500	$7.32	—
Exercised	(3,126,522)	$4.51	$13,035,677
Forfeited	(401,841)	$9.33	—
Options outstanding at December 31	4,667,738	$6.14	$19,357,512
Exercisable at December 31	3,513,920	$5.43	$17,239,884

In connection with the Company’s sale of Slashdot Media, the Company accelerated the vesting of 130,375 shares of restricted stock and 24,001 stock options to certain former employees during the year ended December 31, 2016, the expense of which is recorded in Disposition Related and Other Costs in the Consolidated Statements of Operations.
The weighted-average remaining contractual term of options exercisable at December 31, 2016 is 2.2 years. The following table summarizes information about options outstanding as of December 31, 2016:

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 6.00 - $ 6.99	426,306	0.1	426,306
$ 7.00 - $ 7.99	421,969	3.8	284,874
$ 8.00 - $ 8.99	214,500	2.5	200,250
$ 9.00 - $ 9.99	480,000	3.3	420,624
$ 10.00 - $ 14.50	236,838	2.3	220,588
	1,779,613		1,552,642

14.    INCOME TAXES
Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$155	$523
Allowance for doubtful accounts	519	671
Provision for accrued expenses and other, net	2,947	2,412
Stock based compensation	5,410	4,825
Deferred revenue	283	173
Tax credit carryforward	3,257	1,443
	12,571	10,047
Less valuation allowance	1,033	1,746
Deferred tax asset, net of valuation allowance	11,538	8,301
Deferred tax liabilities:
Acquired intangibles	(14,602)	(15,264)
Depreciation of fixed assets	(4,531)	(3,564)
Deferred tax liabilities	(19,133)	(18,828)
Net deferred tax liability	$(7,595)	$(10,527)
Recognized in Consolidated Balance Sheets:
Deferred tax asset	306	322
Deferred tax liability	(7,901)	(10,849)
Net deferred tax liability	$(7,595)	$(10,527)
At December 31, 2016 and 2015, the Company had deferred tax assets of $155,000 and $523,000, respectively, related to net operating loss carryforwards and $3.3 million and $1.4 million, respectively, related to tax credit carryforwards. The net operating losses expire in various years through 2021, and the tax credits expire in various years through 2026. The Company has recorded valuation allowances of $1.0 million and $1.7 million, respectively, at December 31, 2016 and 2015 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Current income tax expense:
Federal	$5,048	$10,201	$13,184
State	931	1,491	1,948
Foreign	2,259	3,500	3,753
Current income tax expense	8,238	15,192	18,885
Deferred income tax expense (benefit):
Federal	(891)	998	(1,048)
State	192	405	(448)
Foreign	(2,260)	(2,586)	(2,152)
Deferred income tax benefit	(2,959)	(1,183)	(3,648)
Income tax expense	$5,279	$14,009	$15,237

A reconciliation between the tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	$(42)	$1,064	$14,997
Permanent items excluding nondeductible impairment	(210)	18	326
Nondeductible impairment	5,287	9,199	—
State taxes, net of federal effect	756	1,435	1,043
Difference between foreign and U.S. rates	297	2,366	(738)
Change in unrecognized tax benefits	(923)	46	774
Recognition of tax loss carryforwards	—	—	(1,832)
Gross tax on foreign dividend	5,084	—	—
Tax credits related to foreign dividend	(4,244)	—	—
Change in valuation allowances	(713)	—	—
Other	(13)	(119)	667
Income tax expense	$5,279	$14,009	$15,237
Effective tax rate	(4,436.1)%	460.7%	35.6%

The Company recorded impairment charges of $24.6 million and $34.8 million for the years ended December 31, 2016 and 2015, respectively. Of the total impairment, the amounts relating to non-deductible goodwill were $15.4 million in 2016 and $33.6 million in 2015. Based on the jurisdictions where the impairment charges were recorded, the non-deductible amounts caused tax expense to exceed the expected expense at statutory tax rates by $5.3 million in 2016 and $9.2 million in 2015.
Because the 2016 impairment primarily related to the U.S., the Company’s 2016 state tax rate differed significantly from 2015 and 2014. U.S. income before taxes for the year ended December 31, 2016 included non-deductible impairment of $15.1 million. Excluding the non-deductible impairment, the Company had U.S. income before taxes of $18.3 million, which resulted in state tax expense of $756,000.
The Company’s 2016 allocation of income (loss) between the U.S. and foreign jurisdictions differed significantly from 2015 and 2014 due to the impact of the impairment. Income (loss) before taxes for the year ended December 31, 2016 was $3.2 million in the U.S. and $(3.4) million in foreign jurisdictions. The foreign loss included a non-deductible impairment charge of $263,000. Excluding the impairment, the Company had foreign loss before taxes of $(3.1) million, which resulted in foreign tax benefit of $(446,000).
The Company’s tax rate for 2016 was favorably impacted by a reduction of $923,000 in its accrual for unrecognized tax benefits. This primarily resulted from the lapse of the statute of limitations in various tax jurisdictions.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to December 2016, the Company had asserted under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries were indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S. In the fourth quarter of 2016, the Company evaluated a tax planning strategy related to the utilization of foreign tax credits on its U.S. federal tax return. Absent the strategy, the Company believed that it would not realize any of the credits during the allowable carryforward period under U.S. law. The Company concluded in December 2016 that it would implement the strategy, thus impacting the tax consequences of repatriation by enabling greater utilization of foreign tax credits. As a result, the Company changed its assertion regarding the indefinite reinvestment of its Canada subsidiary’s foreign earnings, but did not change its assertion with regard to the undistributed earnings of all other foreign subsidiaries. The Company recorded a tax liability of $840,000 reflecting the repatriation of $16.4 million from Canada to the U.S. All cumulative earnings of the Canada subsidiary through December 31, 2016 were distributed, so no additional accrual for deferred taxes related to earnings of the Canada subsidiary is required. The Company also recorded a tax benefit of $(680,000) to record the partial release of a valuation allowance related to its foreign tax credit carryforwards.
The Company’s income (loss) before tax from foreign entities was $(3.4) million, $(15.8) million, and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. With the exception of its Canada subsidiary, the Company plans to continue to finance expansion and operating requirements of subsidiaries outside the U.S. through reinvestment of the undistributed earnings of these subsidiaries (approximately $19 million at December 31, 2016), and taxes that would result from potential distributions have not been provided. If earnings were distributed, additional taxes payable would be reduced by available tax credits arising from taxes paid outside the U.S.
An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2016 and 2015, the Company has recorded a liability of $2.5 million and $3.4 million, respectively, which consists of unrecognized tax benefits of $2.2 million and $3.0 million, respectively, and estimated accrued interest and penalties of $361,000 and $447,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2016, 2015 and 2014, interest and penalties recorded in the Consolidated Statements of Operations were $(86,000), $177,000 and $11,000, respectively. Following is a reconciliation of the amounts of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Unrecognized tax benefits—beginning of period	$2,989	$3,122	$2,359
Increases in tax positions related to current year	117	169	608
Increases in tax positions related to prior year	—	76	201
Decreases in tax positions related to prior year	(43)	—	—
Lapse of statute of limitations	(910)	(378)	(46)
Unrecognized tax benefits—end of period	$2,153	$2,989	$3,122
The foregoing table indicates unrecognized benefits, net of tax. The balance of gross unrecognized benefits was $2.9 million, $4.2 million, and $4.4 million at December 31, 2016, 2015 and 2014, respectively. If the unrecognized tax benefits at December 31, 2016, 2015 and 2014 were recognized in full, tax benefits of $2.5 million, $3.4 million and $3.4 million, respectively, would affect the effective tax rate.
The Company files income tax returns in the U.S. and various foreign jurisdictions. The Company is generally no longer subject to examinations by tax authorities for its U.S. federal tax return for years prior to 2013; or for its state, local, and foreign tax returns for years prior to 2012. The Company believes it is reasonably possible that as much as $567,000 of its unrecognized tax benefits may be recognized by the end of 2017 as a result of a lapse of the statute of limitations.

15.    EMPLOYEE SAVINGS PLAN
The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $1.7 million, $1.6 million, and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, to match employee contributions to the Savings Plan.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    SEGMENT INFORMATION
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
The Company has other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media (business sold in the first quarter of 2016) and Brightmatter, which are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment. The Company’s Open Web technology, which is in the WorkDigital reporting unit, resides in Brightmatter, which is included in the Corporate and Other category.  Open Web is sold within the Tech & Clearance and Global Industry Group reportable segments.  However, management does not allocate that revenue nor a royalty to Brightmatter in its internal reporting and management of the business.  Accordingly, there is no internal allocation included in our segment reporting.
The Company’s foreign operations are comprised of the Dice Europe operations and a portion of the eFinancialCareers and Rigzone services, which operate in Europe, the financial centers of the gulf region of the Middle East and Asia Pacific. The Company’s foreign operations also include Hcareers, which operates in Canada, and a portion of Brightmatter, which operates in Europe. Revenue by geographic region, as shown in the table below, is based on the location of each of the Company’s subsidiaries.
The following table shows the segment information (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
By Segment:
Revenues:
Tech & Clearance	$135,455	$140,414	$136,596
Global Industry Group	63,604	78,283	84,556
Healthcare	27,066	25,877	23,123
Corporate & Other	845	15,195	18,340
Total revenues	$226,970	$259,769	$262,615

Depreciation:
Tech & Clearance	$6,565	$6,495	$6,280
Global Industry Group	891	915	1,017
Healthcare	2,089	1,599	2,639
Corporate & Other	304	289	1,008
Total depreciation	$9,849	$9,298	$10,944

Amortization:
Tech & Clearance	$1,737	$3,460	$3,838
Global Industry Group	4,029	8,735	8,701
Healthcare	835	1,202	3,080
Corporate & Other	186	497	638
Total amortization	$6,787	$13,894	$16,257

Operating income (loss):
Tech & Clearance	$51,667	$53,897	$51,088
Global Industry Group	(18,102)	(26,624)	12,708
Healthcare	(929)	(490)	(3,252)
Corporate & Other	(29,245)	(20,428)	(13,940)
Operating income	3,391	6,355	46,604
Interest expense	(3,481)	(3,289)	(3,744)
Other expense	(29)	(25)	(11)
Income (loss) before income taxes	$(119)	$3,041	$42,849

Capital expenditures:
Tech & Clearance	$7,047	$5,652	$5,611
Global Industry Group	1,166	1,028	870
Healthcare	1,113	2,350	1,548
Corporate & Other	2,088	208	513
Total capital expenditures	$11,414	$9,238	$8,542

	2016	2015	2014
By Geography:
Revenues:
United States	$167,855	$185,847	$187,427
United Kingdom	23,969	36,841	35,452
EMEA, APAC and Canada (1)	35,146	37,081	39,736
Non-United States	59,115	73,922	75,188
Total revenues	$226,970	$259,769	$262,615

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016	December 31, 2015	December 31, 2014
Total assets:
Tech & Clearance	$179,985	$177,519	$185,547
Global Industry Group	98,821	150,111	189,980
Healthcare	14,375	18,134	19,558
Corporate & Other	16,914	23,171	27,551
Total assets	$310,095	$368,935	$422,636

The following table shows the carrying amount of goodwill by segment as of December 31, 2015 and December 31, 2016 and the changes in goodwill for the years ended (in thousands):

	Tech & Clearance	Global Industry Group	Healthcare	Corporate & Other	Total
Goodwill at January 1, 2015	$95,946	$119,531	$6,269	$17,510	$239,256
Foreign currency translation adjustment	(423)	(4,617)	—	(800)	(5,840)
Impairment	—	(34,818)	—	—	(34,818)
Goodwill at December 31, 2015	$95,523	$80,096	$6,269	$16,710	$198,598
Foreign currency translation adjustment	(1,485)	(7,203)	—	(2,796)	(11,484)
Impairment	—	(15,369)	—	—	(15,369)
Goodwill at December 31, 2016	$94,038	$57,524	$6,269	$13,914	$171,745

Goodwill at December 31, 2016
Goodwill	$94,038	$114,924	$7,714	$13,914	$230,590
Accumulated impairment losses	—	(57,400)	(1,445)	—	(58,845)
	$94,038	$57,524	$6,269	$13,914	$171,745

The decline in oil prices in 2014 and 2015 and the continued volatility in 2016 have decreased demand for energy professionals worldwide.  This decline in demand for energy professionals significantly decreased the use of the Company’s energy industry job posting websites and related services, adversely affecting the Energy reporting unit’s financial condition and results of operations.  As a result of these factors, the Company further evaluated the fair value of this reporting unit and recorded a goodwill impairment of $15.4 million during the quarter ended September 30, 2016 at the Global Industry Group segment, bringing goodwill for the Energy reporting unit to zero. See Note 5 for further discussion.
On June 23, 2016, the United Kingdom (“UK”) held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees based in the UK and Europe along with adversely impacting foreign currencies, particularly the British Pound Sterling as compared to the United States dollar.  These disruptions and uncertainties could decrease demand for finance, technology and energy professionals in the markets we serve. This decline in demand and any future declines in demand could significantly decrease the use of our finance, technology and energy industry job posting websites and related services, which may adversely affect the related reporting unit’s financial condition and results of operations. If recruitment activity is slow in the industries in which we operate during 2017 and beyond, our revenues and results of operations will be negatively impacted. As a result of these factors, in the fourth quarter, the Company further evaluated the fair value of the Dice Europe reporting unit and does not believe it is currently at risk of failing the first step of the impairment test. If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.
The fair value of the Finance and Hospitality reporting units was not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2016. The percentage by which the estimated fair value exceeded carrying value for the Finance and Hospitality reporting units was 27% and 19%, respectively. As a result of the Company’s newly announced tech-focused strategy, continued uncertainty around Brexit for the Finance reporting unit and continued competition in the Hospitality reporting unit, the Company performed an interim goodwill impairment test of the Finance and

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hospitality reporting units as of December 31, 2016. The percentage by which the estimated fair value exceeded carrying value for the Finance and Hospitality reporting units as of December 31, 2016 was 20% and 16%, respectively. All other reporting units were not at risk of failing step one of the goodwill impairment test. The percentage by which the fair value exceeded carrying value for the Finance and Hospitality reporting units at October 1, 2015 was 42% and 122%, respectively.

17.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. In 2016 and 2015, shares issuable from stock-based awards of 0.8 million and 1.3 million were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. Options to purchase approximately 2.5 million shares were outstanding during the year ended December 31, 2014, but were excluded from the calculation of diluted EPS for the periods then ended because the effect of the awards are anti-dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	2016	2015	2014
Income (loss) from continuing operations—basic and diluted	$(5,398)	$(10,968)	$27,612

Weighted-average shares outstanding—basic	48,319	51,402	52,328
Add shares issuable from stock-based awards	—	—	2,082
Weighted-average shares outstanding—diluted	48,319	51,402	54,410

Basic earnings (loss) per share	$(0.11)	$(0.21)	$0.53
Diluted earnings (loss) per share	$(0.11)	$(0.21)	$0.51

18.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 2016 and 2015:

	For the Three Months Ended
	March 31 [4]	June 30	September 30	December 31
	(in thousands, except per share amounts)
2016
Revenues	$58,286	$57,673	$56,073	$54,938
Total operating expenses	55,644	49,188	72,156	46,591
Operating income (loss)	$2,642	$8,485	$(16,083)	$8,347	[1]

Net income (loss)	$1,111	$4,854	$(16,841)	$5,478
Basic earnings (loss) per common share	$0.02	$0.10	$(0.35)	$0.12
Diluted earnings (loss) per common share	$0.02	$0.10	$(0.35)	$0.11	[3]

2015
Revenues	$63,770	$65,802	$65,138	$65,059
Total operating expenses	54,610	55,286	54,180	89,338
Operating income (loss)	$9,160	$10,516	$10,958	$(24,279)	[2]

Net income (loss)	$5,092	$5,678	$6,511	$(28,249)
Basic earnings (loss) per common share	$0.10	$0.11	$0.13	$(0.56)	[3]
Diluted earnings (loss) per common share	$0.09	$0.11	$0.12	$(0.56)

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1]	Impairment of goodwill and intangible assets of $24.6 million was recorded during the three months ended September, 2016 related to the Global Industry Group segment.

[2]	Impairment of goodwill of $34.8 million was recorded during the three months ended December 31, 2015 related to the Global Industry Group segment.

[3]	The sum of the quarters may not equal the full year amount.

[4]	The Slashdot Media business was sold during the three months ended March 31, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2016 and has issued a report regarding its assessment included herein.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
DHI Group, Inc.
New York, New York
We have audited the internal control over financial reporting of DHI Group, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 8, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Des Moines, Iowa
February 8, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth below, the information called for by Item 10 will be set forth in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders (“the Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2016 and which is incorporated herein by reference.
Executive Officers of the Company
Set forth below is information relating to the Company’s executive officers as of January 31, 2017.

Name	Age	Position
Michael P. Durney	54	President and Chief Executive Officer
Luc Grégoire	57	Chief Financial Officer
Klavs Miller	47	Chief Technology Officer
Pam Bilash	58	Senior Vice President, Human Resources
John Benson	55	Chief Strategy Officer
Brian P. Campbell	52	Vice President, Business and Legal Affairs, General Counsel and Secretary
Shravan Goli	46	President, Brightmatter Group
James Bennett	46	Managing Director, Global Industry Brands
Michael P. Durney has been President and Chief Executive Officer, as well as a director of the Company since September 2013. Mr. Durney joined our predecessor, Dice Inc., in May 2000 as the Company’s Chief Financial Officer and held that position, as well as other operating roles until he became President and CEO. Previously, Mr. Durney had strategic and operational leadership responsibility for all of our industry-focused services, including eFinancialCareers, Health Callings and Rigzone, the latter of which he led since the acquisitions in 2010. Prior to joining the Company, he held the position of Vice President and Controller of USA Networks, Inc. (now known as IAC/InterActiveCorp.) from 1998 to 2000. Mr. Durney’s previous experience includes being the Chief Financial Officer of Newport Media, Inc. from 1996 to 1998, Executive Vice President, Finance of Hallmark Entertainment, Inc. from 1994 to 1996 and Vice President, Controller of Univision Television Group, Inc. from 1989 to 1994. Mr. Durney started his finance career at the accounting firm of Arthur Young & Company in 1983 and is a licensed Certified Public Accountant in the state of New York. Mr. Durney holds a B.S. degree in accounting from the State University of New York in Oswego, where he is the Chair of the Advisory Council of the School of Business and Chair of the Board of Directors of the Oswego College Foundation.
Luc Grégoire has been Chief Financial Officer since joining the Company in November 2016. He has responsibility for the Company’s financial organization, including financial and strategic planning, corporate development, accounting, financial reporting, investor relations, treasury, internal audit and tax, as well as the Company’s legal organization. Prior to joining the Company, Mr. Grégoire served as the Chief Financial Officer at AvePoint, Inc. from 2014 to 2016 which he helped steer to a SaaS business model. Earlier in his career, he held senior finance roles with Take-Two Interactive from 2008-2014, McGraw Hill from 2007 to 2008, Standard Motor Products from 2005-2007 and Merck from 1992-2005, and had been a partner with Arthur Andersen. He also serves on the board of a private New York-based residential real estate company. He graduated from Concordia University with a Bachelor of Commerce degree and holds a Graduate Diploma in Public Accountancy from McGill University. Mr. Grégoire is a licensed Certified Public Accountant in Canada.
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

John Benson has served as our Chief Strategy Officer since 2014 and focuses on the overall strategic direction of the company, new areas of growth and the prioritizing of resources for new initiatives. Prior to his current role, Mr. Benson was the Managing Director of Dice International where he was responsible for developing new business opportunities outside the U.S. Mr. Benson joined the Company when we acquired the eFinancialGroup in October 2006. As a founder of eFinancialCareers in 2000 and its CEO until 2010, Mr. Benson developed the leading global career site network for financial services. He has over 20 years’ experience in the publishing and finance industries and worked in the United Kingdom, Asia and the United States. Mr. Benson holds an M.A. from Edinburgh University in Scotland.
Brian P. Campbell has been our Vice President, General Counsel and Corporate Secretary since joining our predecessor, Dice Inc., in January 2000 and has been Vice President, Business and Legal Affairs since June 2003. Mr. Campbell is responsible for managing our legal affairs, including intellectual property, mergers and acquisitions, strategic alliances, corporate securities, real estate, litigation and employment law, as well as supervising outside counsel. Mr. Campbell also oversees our privacy initiatives. Prior to joining the Company, Mr. Campbell served as Vice President, General Counsel and Corporate Secretary at CMP Media, where he worked since 1995. From 1988 to 1995, Mr. Campbell worked as a Corporate Associate at the law firm of Mudge, Rose, Guthrie, Alexander and Ferdon. Mr. Campbell is the Immediate Past President of the New York City Chapter of the Association of Corporate Counsel, where he has served on the Board of Directors for four years and has been a member for over twenty years. He earned a J.D. from St. John’s University School of Law and a B.A. from the University of Virginia.
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

PART IV

Item 15.    Exhibits

(a)	1.	Financial Statement Schedules
		The consolidated financial statements are listed under Item 8 of this Annual Report.
	2.	Financial Statement Schedules.
		See (b) below.
	3.	Exhibits.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.2	Second Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on March 9, 2016).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dice Holdings, Inc., effective April 21, 2015.
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
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

10.22†
Separation Agreement and General Release of All Claims, dated as of August 1, 2016, among DHI Group, Inc., Dice Inc. and John Roberts (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on August 1, 2016).

10.23*†	Employment Agreement dated as of November 1, 2016 between Dice Inc. and Luc Grégoire.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
†	Identifies a management contract or compensatory plan or arrangement.
(b)	Financial Statement Schedules.

Page
Schedule II—Consolidated Valuation and Qualifying Accounts	91

SCHEDULE II
DHI GROUP, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2014, 2015 and 2016
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions (1)	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2014	$2,719	$1,035	$(866)	$2,888
Year ended December 31, 2015	2,888	1,718	(1,661)	2,945
Year ended December 31, 2016	2,945	1,435	(1,199)	3,181
Deferred tax valuation allowance:
Year ended December 31, 2014	$—	$1,793	$—	$1,793
Year ended December 31, 2015	1,793	(47)	—	1,746
Year ended December 31, 2016	1,746	(713)	—	1,033
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

Date:	February 8, 2017	DHI Group, Inc.
		By:	/S/ Michael P. Durney
Michael P. Durney President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Michael P. Durney	President, Chief Executive Officer and Director	February 8, 2017
Michael P. Durney	(Principal Executive Officer)

/S/ Luc Grégoire	Chief Financial Officer	February 8, 2017
Luc Grégoire	(Principal Financial and Accounting Officer)

/S/ John W. Barter	Chairman and Director	February 8, 2017
John W. Barter

/S/ David S. Gordon	Director	February 8, 2017
David S. Gordon

/S/ Carol Carpenter	Director	February 8, 2017
Carol Carpenter

/S/ Golnar Sheikholeslami	Director	February 8, 2017
Golnar Sheikholeslami

/S/ Scot W. Melland	Director	February 8, 2017
Scot W. Melland

/S/ Brian Schipper	Director	February 8, 2017
Brian Schipper

/S/ Burton Goldfield	Director	February 8, 2017
Burton Goldfield

/S/ Jim Friedlich	Director	February 8, 2017
Jim Friedlich

/S/ Jennifer Deason	Director	February 8, 2017
Jennifer Deason

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.2	Second Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on March 9, 2016).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dice Holdings, Inc., effective April 21, 2015.
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
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

10.22†
Separation Agreement and General Release of All Claims, dated as of August 1, 2016, among DHI Group, Inc., Dice Inc. and John Roberts (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on August 1, 2016).

10.23*†	Employment Agreement dated as of November 1, 2016 between Dice Inc. and Luc Grégoire.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

*	Filed herewith