Form 10-Q
period 2017-03-31
DHI GROUP, INC.
filed 2017-05-03
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2017
______________________________________________
 OR

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-33584
 _____________________________________________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐
Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
As of April 28, 2017, there were 50,585,797 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2017 and 2016
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5.	Other Information	28

Item 6.	Exhibits	29

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

PART I
ITEM 1. Financial Statements

DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$24,665	$22,987
Accounts receivable, net of allowance for doubtful accounts of $2,028 and $3,181	38,321	43,148
Income taxes receivable	754	731
Prepaid and other current assets	4,880	3,312
Total current assets	68,620	70,178
Fixed assets, net	18,459	16,610
Acquired intangible assets, net	48,561	49,120
Goodwill	172,406	171,745
Deferred income taxes	318	306
Other assets	2,080	2,136
Total assets	$310,444	$310,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,877	$20,220
Deferred revenue	89,710	84,615
Income taxes payable	4,928	3,467
Total current liabilities	112,515	108,302
Long-term debt, net	76,841	84,760
Deferred income taxes	8,129	7,901
Accrual for unrecognized tax benefits	2,548	2,513
Other long-term liabilities	2,760	2,736
Total liabilities	202,793	206,212
Commitments and contingencies (Note 6)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 83,208 and 81,989 shares, respectively; outstanding: 50,603 and 49,591 shares, respectively	832	820
Additional paid-in capital	369,430	366,247
Accumulated other comprehensive loss	(31,671)	(32,276)
Accumulated earnings	45,138	44,078
Treasury stock, 32,605 and 32,398 shares, respectively	(276,078)	(274,986)
Total stockholders’ equity	107,651	103,883
Total liabilities and stockholders’ equity	$310,444	$310,095
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues	$52,190	$58,286
Operating expenses:
Cost of revenues	7,397	8,535
Product development	6,451	7,060
Sales and marketing	19,899	20,502
General and administrative	11,279	11,213
Depreciation	2,308	2,598
Amortization of intangible assets	561	2,466
Disposition related and other costs (Note 9)	—	3,270
Total operating expenses	47,895	55,644
Operating income	4,295	2,642
Interest expense	(790)	(872)
Other expense	(16)	(15)
Income before income taxes	3,489	1,755
Income tax expense	2,149	644
Net income	$1,340	$1,111

Basic earnings per share	$0.03	$0.02
Diluted earnings per share	$0.03	$0.02

Weighted-average basic shares outstanding	47,596	49,451
Weighted-average diluted shares outstanding	48,136	50,460
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$1,340	$1,111

Foreign currency translation adjustment	605	(1,419)
Total other comprehensive income (loss)	605	(1,419)
Comprehensive income (loss)	$1,945	$(308)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	1,340	1,111
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,308	2,598
Amortization of intangible assets	561	2,466
Deferred income taxes	222	(84)
Amortization of deferred financing costs	81	81
Stock based compensation	2,502	3,617
Change in accrual for unrecognized tax benefits	35	14
Loss on sale of business	—	562
Changes in operating assets and liabilities:
Accounts receivable	5,026	2,367
Prepaid expenses and other assets	(1,494)	(505)
Accounts payable and accrued expenses	(2,349)	(2,104)
Income taxes receivable/payable	1,418	(2,920)
Deferred revenue	4,851	5,551
Other, net	18	(14)
Net cash flows from operating activities	14,519	12,740
Cash flows from investing activities:
Cash received from sale of business	—	2,429
Purchases of fixed assets	(4,195)	(2,319)
Net cash flows (used in) from investing activities	(4,195)	110
Cash flows from financing activities:
Payments on long-term debt	(8,000)	(3,000)
Proceeds from long-term debt	—	3,000
Payments under stock repurchase plan	—	(13,717)
Proceeds from stock option exercises	403	1,028
Purchase of treasury stock related to vested restricted stock and performance stock units	(1,092)	(2,452)
Net cash flows used in financing activities	(8,689)	(15,141)
Effect of exchange rate changes	43	695
Net change in cash for the period	1,678	(1,596)
Cash, beginning of period	22,987	34,050
Cash, end of period	$24,665	$32,454

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report on Form 10-K”). Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2017.

2.   NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard outlines the principles an entity must apply to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. The updated standard becomes effective for reporting periods (interim and annual) beginning after December 15, 2017. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is currently evaluating the impact on its various revenue streams and consolidated financial statements and will disclose the impact in connection with the Company’s third quarter 2017 results.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company adopted the standard during the three months ended March 31, 2017. The new standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, rather than in additional paid-in capital. Accordingly, the new standard eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities in the statement of cash flows. Additionally, the Company can now make a policy election to account for forfeitures as they occur. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement were applied prospectively. The tax effect of awards vested resulted in income tax expense of $0.6 million in the three months ended March 31, 2017. The Company recast prior year cash flows to reflect the excess tax benefit as an operating activity, resulting in a reclassification of $0.3 million from “Excess tax benefit over book expense from stock based compensation” to “Income taxes receivable/payable” on the Condensed Consolidated Statements of Cash Flows. The Company will record forfeitures as they occur, rather than estimating in advance. On January 1, 2017, under the modified retrospective transition method as required by the standard, the Company recorded a cumulative-effect adjustment of $0.3 million to decrease accumulated earnings and increase additional paid-in capital to remove estimated forfeitures on all outstanding equity awards after December 31, 2016.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard has requirements on how to account for leases by both the lessee and the lessor and adds clarification for what constitutes a lease, among other items. The updated standard becomes effective for fiscal years beginning after December 15, 2018 and interim periods the following year, with early adoption permitted. The new standard must be applied using a modified retrospective transition. The Company is determining the expected impact of this standard on its consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. The fair value of the long-term debt was estimated using present value techniques and market based interest rates and credit spreads. The estimated fair value of long-term debt is based on Level 2 inputs.

4.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets (in thousands):

	As of March 31, 2017
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net
Technology	$5,228	$(4,597)	$(631)	$—
Trademarks and brand names—Dice	39,000	—	—	39,000
Trademarks and brand names—Other	13,394	(8,038)	(2,190)	3,166
Customer lists	14,500	(5,993)	(2,112)	6,395
Candidate and content database	8,857	(8,354)	(503)	—
Acquired intangible assets, net	$80,979	$(26,982)	$(5,436)	$48,561

	As of December 31, 2016
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net
Technology	$10,308	$(9,677)	$(631)	$—	$—
Trademarks and brand names—Dice	39,000	—	—	—	39,000
Trademarks and brand names—Other	23,194	(14,379)	(2,286)	(3,168)	3,361
Customer lists	28,473	(13,518)	(2,112)	(6,084)	6,759
Candidate and content database	15,918	(15,295)	(623)	—	—
Acquired intangible assets, net	$116,893	$(52,869)	$(5,652)	$(9,252)	$49,120
During the first quarter of 2017, the Company retired $26.7 million of fully amortized acquired intangible assets.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of March 31, 2017, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2017 through December 31, 2017	$1,628
2018	1,781
2019	1,476
2020	1,421
2021	1,149
2022 and thereafter	2,106
Total	$9,561

5.    INDEBTEDNESS
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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by four of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc., Targeted Job Fairs, Inc., Rigzone.com, Inc. and onTargetjobs, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.
Debt issuance costs of $646,000 were incurred and are being amortized over the term of the Credit Agreement. These costs are included in interest expense. Unamortized deferred financing costs from the previous credit facility of $973,000 are being amortized over the life of the new Credit Agreement.
The amounts borrowed as of March 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Amounts borrowed:
Revolving credit facility	$78,000	$86,000
Less: deferred financing costs, net of accumulated amortization of $1,568 and $1,487	(1,159)	(1,240)
Total borrowed	$76,841	$84,760

Available to be borrowed under revolving facility	$172,000	$164,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	3.00%	2.81%
There are no scheduled payments until maturity of the Credit Agreement in November 2020.

6.    COMMITMENTS AND CONTINGENCIES
Leases

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company leases equipment and office space under operating leases expiring at various dates through December 2026. Future minimum lease payments under non-cancellable operating leases as of March 31, 2017 are as follows (in thousands):

April 1, 2017 through December 31, 2017	$3,620
2018	4,682
2019	4,245
2020	3,835
2021	3,144
2022 and thereafter	8,685
Total minimum payments	$28,211
Rent expense was $1.2 million for each of the three month periods ended March 31, 2017 and 2016, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
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

7.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s board of directors approved a stock repurchase program that permitted the Company to repurchase its common stock through December 2016. Management has discretion in determining the conditions under which shares may be purchased from time to time. The stock repurchase program expired as of December 31, 2016. The following table summarizes the most recent Stock Repurchase Plan approved by the Board of Directors:

VI
Approval Date	December 2015
Authorized Repurchase Amount of Common Stock	$50 million
Effective Dates	December 2015 to December 2016
There were no stock repurchases during the quarter ended March 31, 2017 and there is no stock repurchase program currently in effect.

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components (in thousands):

	March 31, 2017	December 31, 2016

Foreign currency translation adjustment	$(31,671)	$(32,276)

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in accumulated other comprehensive income (loss) during the three month period ended March 31, 2017 are as follows (in thousands):

Foreign currency translation adjustment
Beginning balance	$(32,276)
Other comprehensive income	605
Ending balance	$(31,671)
Changes in accumulated other comprehensive loss during the three month period ended March 31, 2016 are as follows (in thousands):

Foreign currency translation adjustment
Beginning balance	$(20,468)
Other comprehensive loss	(1,419)
Ending balance	$(21,887)

9.    DISPOSITION RELATED AND OTHER COSTS
In January 2016, the Company completed the sale of the Slashdot and SourceForge businesses (together referred to as “Slashdot Media”) for $2.8 million cash plus working capital of $0.4 million and incurred approximately $0.8 million of selling costs. A $0.6 million loss on sale of business was recognized in the three months ended March 31, 2016. The Company incurred severance costs and additional stock based compensation expense for the acceleration of stock vesting.
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
The following table displays the disposition related and other costs:

Three Months Ended
March 31, 2016
Severance—Slashdot Media	$981
Accelerated stock based compensation expense—Slashdot Media	900
Loss on sale of Slashdot Media	562
Severance related to other brands	827
Total disposition related and other costs	$3,270

10.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors. On January 1, 2017, as a result of ASU No. 2016-09 as discussed in Note 2, the Company recorded expense based upon the number of awards outstanding with no estimate for forfeitures. Previously, the Company estimated forfeitures that it expected would occur and recorded expense based upon the number of awards expected to vest.
The Company recorded total stock based compensation expense of $2.5 million during the three month period ended March 31, 2017 and $3.6 million of compensation expense, which included $0.9 million of accelerated compensation due to Slashdot Media as shown in Note 9, during the three month period ended March 31, 2016. At March 31, 2017, there was $18.7 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
A summary of the status of restricted stock awards as of March 31, 2017 and 2016 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,226,375	$7.87	2,122,225	$8.54
Granted	986,000	$5.00	1,033,500	$7.56
Forfeited	(41,125)	$7.89	(119,875)	$8.36
Vested	(622,625)	$8.20	(655,875)	$8.53
Non-vested at end of period	2,548,625	$6.68	2,379,975	$8.13
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

	Three Months Ended March 31,
	2017	2016
Weighted average fair value of PSUs granted	$5.38	$7.24
Dividend yield of DHI Group, Inc. stock	—%	—%
Dividend yield of Russell 2000 Index	1.4%	1.7%
Risk free interest rate	1.5%	0.9%
Volatility of DHI Group, Inc. stock	41.0%	33.5%
Volatility of Russell 2000 Index	16.7%	16.7%
A summary of the status of PSUs as of March 31, 2017 and 2016 and the changes during the periods then ended is presented below:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	580,004	$8.02	415,000	$9.25
Granted	397,500	$5.38	417,500	$7.24
Forfeited	—	$—	(26,667)	$8.50
Vested	—	$—	(134,995)	$9.25
Non-vested at end of period	977,504	$6.95	670,838	$8.03
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the three months ended March 31, 2017 and March 31, 2016.
A summary of the status of options previously granted as of March 31, 2017, and 2016, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,779,613	$8.46	$50,869
Exercised	(66,188)	$6.08	$12,821
Forfeited	(363,243)	$6.24	$—
Options outstanding at end of period	1,350,182	$9.18	$—
Exercisable at end of period	1,192,587	$9.36	$—

	Three Months Ended March 31, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	2,673,512	$7.46	$5,485,248
Exercised	(281,750)	$3.65	$1,343,872
Forfeited	(28,063)	$7.79	$—
Options outstanding at end of period	2,363,699	$7.91	$2,326,963
Exercisable at end of period	1,870,852	$7.81	$2,116,465

In connection with the Company’s sale of Slashdot Media, the Company accelerated the vesting of 130,375 shares of restricted stock and 24,001 stock options to certain former employees during the three month period ended March 31, 2016, the expense of which is recorded in Disposition Related and Other Costs in the Condensed Consolidated Statements of Operations.
The weighted-average remaining contractual term of options exercisable at March 31, 2017 is 2.8 years. The following table summarizes information about options outstanding as of March 31, 2017:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 7.00 - $ 7.99	418,844	3.5	311,468
$ 8.00 - $ 8.99	214,500	2.3	202,406
$ 9.00 - $ 9.99	480,000	3.1	450,625
$ 10.00 - $ 14.50	236,838	2.1	228,088
	1,350,182		1,192,587

11.    SEGMENT INFORMATION
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
The following table shows the segment information (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2017	2016
By Segment:
Revenues:
Tech & Clearance	$31,690	$34,006
Global Industry Group	13,758	16,554
Healthcare	6,714	6,958
Corporate & Other	28	768
Total revenues	$52,190	$58,286

Depreciation:
Tech & Clearance	$1,456	$1,738
Global Industry Group	225	222
Healthcare	508	596
Corporate & Other	119	42
Total depreciation	$2,308	$2,598

Amortization:
Tech & Clearance	$—	$728
Global Industry Group	364	1,471
Healthcare	162	218
Corporate & Other	35	49
Total amortization	$561	$2,466

Operating income (loss):
Tech & Clearance	$11,444	$11,833
Global Industry Group	118	646
Healthcare	(450)	(278)
Corporate & Other	(6,817)	(9,559)
Operating income	4,295	2,642
Interest expense	(790)	(872)
Other expense	(16)	(15)
Income before income taxes	$3,489	$1,755

Capital expenditures:
Tech & Clearance	$2,702	$1,576
Global Industry Group	494	355
Healthcare	342	176
Corporate & Other	604	402
Total capital expenditures	$4,142	$2,509

	Three Months Ended March 31,
	2017	2016
By Geography:
Revenues:
United States	$39,051	$42,677
United Kingdom	4,735	7,973
EMEA, APAC and Canada (1)	8,404	7,636
Non-United States	13,139	15,609
Total revenues	$52,190	$58,286

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017	December 31, 2016
Total assets:
Tech & Clearance	$178,345	$179,985
Global Industry Group	100,628	98,821
Healthcare	14,015	14,375
Corporate & Other	17,456	16,914
Total assets	$310,444	$310,095

The following table shows the carrying amount of goodwill by segment as of December 31, 2016 and March 31, 2017 and the changes in goodwill for the three month period ended (in thousands):

	Tech & Clearance	Global Industry Group	Healthcare	Corporate & Other	Total
Goodwill at December 31, 2016	$94,038	$57,524	$6,269	$13,914	$171,745
Foreign currency translation adjustment	$85	$415	$—	$161	$661
Goodwill at March 31, 2017	$94,123	$57,939	$6,269	$14,075	$172,406

On June 23, 2016, the United Kingdom (“UK”) held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees based in the UK and Europe along with adversely impacting foreign currencies, particularly the British Pound Sterling as compared to the United States dollar.  These disruptions and uncertainties could decrease demand for finance and technology professionals in the markets we serve. This decline in demand and any future declines in demand could significantly decrease the use of our finance and technology industry job posting websites and related services, which may adversely affect the related reporting unit’s financial condition and results of operations. If recruitment activity is slow in the industries in which we operate during 2017 and beyond, our revenues and results of operations will be negatively impacted. As a result of these factors, in the first quarter, the Company further evaluated the fair value of the Dice Europe reporting unit and does not believe it is currently at risk of failing the first step of the impairment test. If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.
The fair value of the Finance and Hospitality reporting units was not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2016. The percentage by which the estimated fair value exceeded carrying value for the Finance and Hospitality reporting units was 27% and 19%, respectively. As a result of the Company’s newly announced tech-focused strategy, continued uncertainty around Brexit for the Finance reporting unit and continued competition in the Hospitality reporting unit, the Company performed an interim goodwill impairment test of the Finance and Hospitality reporting units as of December 31, 2016. The percentage by which the estimated fair value exceeded carrying value for the Finance and Hospitality reporting units as of December 31, 2016 was 20% and 16%, respectively. As a result of these factors, in the first quarter, the Company further evaluated the fair value of the Finance and Hospitality reporting units and does not believe they are currently at risk of failing the first step of the impairment test. All other reporting units were not at risk of failing step one of the goodwill impairment test. Therefore, no interim impairment testing was performed as of March 31, 2017.

12.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Stock-based awards of approximately 3.0 million and 2.4 million were outstanding during the three month periods ended March 31, 2017 and 2016, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the effect of the awards is anti-dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2017	2016
Net income	$1,340	$1,111

Weighted-average shares outstanding—basic	47,596	49,451
Add shares issuable from stock-based awards	540	1,009
Weighted-average shares outstanding—diluted	48,136	50,460

Basic earnings per share	$0.03	$0.02
Diluted earnings per share	$0.03	$0.02

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, the review of potential dispositions of certain of our businesses and the terms and timing of any such transactions, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the uncertainty surrounding the UK’s future departure from the European Union (“EU”), including uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Recent Developments
In the fourth quarter of 2016, we decided to explore strategic alternatives to ensure we have an ownership structure that best optimizes shareholder value and the execution of our strategic plan. We retained a financial advisor to assist us in conducting our process. In April 2017, we formally concluded the process of exploring strategic alternatives and determined that we will continue to operate as an independent company.
The Company announced on May 3, 2017 plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures include: BioSpace, Hcareers, Health eCareers, and Rigzone. The Company is in the process of engaging a financial advisor to evaluate opportunities to conduct value enhancing divestitures of these non-tech businesses. There can be no assurance that the review of potential dispositions of one or more of our businesses will result in a transaction, or if a transaction is undertaken, as to its terms or timing.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Global Industry Group and Healthcare segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At March 31, 2017 and March 31, 2016, Dice had approximately 6,800 and 7,450 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer decreased from $1,118 for the three months ended March 31, 2016 to $1,110 for the three months ended March 31, 2017. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $89.7 million at March 31, 2017, and $84.6 million at December 31, 2016.
We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.
The Company’s revenues for the quarter ended March 31, 2017 declined year-over-year in each of our brands except ClearanceJobs.  The declines are due to many factors including macroeconomic impacts and evolution in the digital recruitment market.  Macroeconomic drivers include the prolonged down-turn in the energy market resulting in a year-over-year revenue decline of $1.2 million in our Rigzone business.  Foreign currency, primarily changes in the USD:GBP exchange rate, contributed $1.0 million of the year-over-year revenue reduction.  Uncertainty around Brexit has also contributed to lower revenues.  The digital recruitment market continues to be impacted by attribution, which reflects our ability to receive the proper credit for value delivered to customers based on our customers’ internal tracking systems. Demonstrating attribution for candidates provided to each customer is a key initiative for the Company.  However, attribution challenges have contributed to lower renewal rates as demonstrated by the reduction in recruitment package customer count at Dice.
The Company continues to evolve and present new products to the market such as getTalent, Lengo, Shift and others. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new recruitment package customers and advertisers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the products noted above.
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
Critical Accounting Policies
There have been no material changes to our critical accounting policies other than ASU No. 2016-09 as described in Note 2 in the Notes to the Condensed Consolidated Financial Statements, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2017	2016
	(in thousands, except percentages)
Tech & Clearance	$31,690	$34,006	$(2,316)	(6.8)%
Global Industry Group:
eFinancialCareers	7,857	8,906	(1,049)	(11.8)%
Rigzone	1,661	2,898	(1,237)	(42.7)%
Hcareers	3,571	3,812	(241)	(6.3)%
BioSpace	669	938	(269)	(28.7)%
Global Industry Group	13,758	16,554	(2,796)	(16.9)%
Healthcare	6,714	6,958	(244)	(3.5)%
Corporate & Other	28	768	(740)	(96.4)%
Total revenues	$52,190	$58,286	$(6,096)	(10.5)%
We experienced a decrease in revenue in the Tech & Clearance segment of $2.3 million, or 6.8%. Revenue at Dice decreased by $2.9 million compared to the same period in 2016, primarily due to the decline in recruitment package customer count in the U.S. from 7,450 at March 31, 2016 to 6,800 at March 31, 2017. Additionally, average monthly revenue per U.S. recruitment package customer decreased approximately 1% for the three month period ended March 31, 2017 compared to the three month period ended March 31, 2016. Dice Europe revenue decreased by $0.2 million as compared to the same period in 2016 due to the negative impact of foreign exchange in 2017 of $0.2 million. Revenues for ClearanceJobs increased by $0.8 million, or 26%, for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to increased volume and pricing supported by favorable market conditions and enhanced product offerings.
The Global Industry Group segment revenue decreased $2.8 million, or 16.9%. This decrease was primarily due to a decrease in revenue at the Rigzone business of $1.2 million as a result of continued difficult conditions in the energy market. Foreign exchange in 2017 negatively impacted eFinancialCareers revenue by approximately $0.8 million. Hcareers revenue decreased $0.2 million, or 6.3% due to increased competition in the Hospitality industry and BioSpace revenue decreased $0.3 million.
Revenue for the Healthcare segment, consisting of Health eCareers, decreased by $0.2 million, or 3.5% from the comparable 2016 period, mainly due to decreased usage of job posting products.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and Brightmatter, decreased by $0.7 million or 96.4% due to the sale of the Slashdot Media business in January 2016.
Cost of Revenues

	Three Months Ended March 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Cost of revenues	$7,397	$8,535	$(1,138)	(13.3)%
Percentage of revenues	14.2%	14.6%
Cost of revenues in the Corporate & Other segment decreased $568,000, including a decrease at Slashdot Media of $324,000 since the business was sold in January 2016, and due to $244,000 from lower compensation costs at enterprise services. Healthcare decreased $199,000 primarily due to decreased royalty payments from lower activity with healthcare associations. Global Industry Group decreased $196,000 attributable to compensation related costs from decreased headcount and Tech & Clearance decreased $168,000 due to compensation related costs.
Product Development Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Product development	$6,451	$7,060	$(609)	(8.6)%
Percentage of revenues	12.4%	12.1%

A decrease of $984,000 was experienced in the Corporate & Other segment, including a decrease at Slashdot Media of $446,000 since the business was sold in January 2016, and due to $236,000 of cost savings at enterprise services. Brightmatter also decreased $298,000 from lower headcount primarily due to certain product development employees that were moved to the Tech & Clearance segment, which increased $342,000 over the same period in 2016.
Sales and Marketing Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Sales and marketing	$19,899	$20,502	$(603)	(2.9)%
Percentage of revenues	38.1%	35.2%
The Tech & Clearance segment decreased by $746,000 primarily due to timing of discretionary marketing spend of $431,000, timing of lead generation costs of $143,000, and compensation related costs of $89,000. The Healthcare segment increased marketing expense $236,000.
General and Administrative Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
General and administrative	$11,279	$11,213	$66	0.6%
Percentage of revenues	21.6%	19.2%
The Corporate & Other segment increased $492,000 resulting primarily from $830,000 of professional fees related to the strategic alternatives process. Professional and related costs from the agreement to add a director of $371,000 were incurred in the three months ended March 31, 2016 and did not recur in the current period. The Global Industry Group segment decreased $179,000 in the period ended March 31, 2017, as compared to the same period in 2016, primarily attributable to lower employee-related costs.
Stock-based compensation expense was $2.5 million, a decrease of $0.2 million compared to the same period in 2016, primarily due to the lower value of equity awards in the current period.
Disposition Related and Other Costs

	Three Months Ended March 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Disposition related and other costs	$—	$3,270	$(3,270)	n.m.
Percentage of revenues	—%	5.6%
The disposition related and other costs of $3.3 million in 2016 are primarily due to the sale of Slashdot Media, including severance of $981,000, stock based compensation acceleration of $900,000, and a loss on sale of $562,000. Also included in disposition related and other costs is other severance primarily related to the consolidation of the Global Industry Group of $827,000.
Depreciation

	Three Months Ended March 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Depreciation	$2,308	$2,598	$(290)	(11.2)%
Percentage of revenues	4.4%	4.5%
The decrease was primarily due to certain large assets, primarily at the Tech & Clearance segment, becoming fully depreciated at the end of 2016.

Amortization of Intangible Assets

	Three Months Ended March 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Amortization	$561	$2,466	$(1,905)	(77.3)%
Percentage of revenues	1.1%	4.2%

Amortization expense for the three months ended March 31, 2017 decreased by $1.1 million and $728,000 due to certain intangible assets at the Global Industry Group and Tech & Clearance segments, respectively, becoming fully amortized or written off.
Operating Income
Operating income for the three months ended March 31, 2017 was $4.3 million compared to $2.6 million for the same period in 2016, an increase of $1.7 million or 62.6%. Operating expenses decreased $7.7 million driven by decreases in depreciation and amortization of $2.2 million and disposition related and other costs of $3.3 million.  The remaining operating expenses decreased $2.2 million over the same period of 2016 while revenue decreased $6.1 million representing our continued investments in new products and technology.
Interest Expense

	Three Months Ended March 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Interest expense	$790	$872	$(82)	(9.4)%
Percentage of revenues	1.5%	1.5%
Interest expense for the three months ended March 31, 2017 decreased from the same period in 2016 due to lower weighted-average debt outstanding in the three months ended March 31, 2017.
Income Taxes

	Three Months Ended March 31,
	2017	2016
	(in thousands, except percentages)
Income before income taxes	$3,489	$1,755
Income tax expense	2,149	644
Effective tax rate	61.6%	36.7%
The effective income tax rate was 61.6% and 36.7% for the three month periods ended March 31, 2017 and 2016, respectively. The higher rate in the current period was primarily driven by tax expense of $644,000 related to share-based compensation awards which vested or were settled in 2017, as discussed in Note 2 in the Notes to the Condensed Consolidated Financial Statements.
Earnings per Share
Earnings per share was $0.03 and $0.02 for the three month periods ended March 31, 2017 and 2016, respectively. The increase was primarily due to an increase in net income and decreased weighted-average shares outstanding due to stock repurchases made during 2016.
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

A reconciliation of Adjusted EBITDA for the three months ended March 31, 2017 and 2016 (in thousands) follows:

	For the three months ended March 31,
	2017	2016
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$1,340	$1,111
Interest expense	790	872
Income tax expense	2,149	644
Depreciation	2,308	2,598
Amortization of intangible assets	561	2,466
Non-cash stock compensation expense	2,502	2,717
Severance--Slashdot Media	—	981
Accelerated stock based compensation expense--Slashdot Media	—	900
Loss on sale of business	—	562
Costs related to strategic alternatives process	830	—
Other	16	15
Adjusted EBITDA	$10,496	$12,866

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$14,519	$12,740
Interest expense	790	872
Amortization of deferred financing costs	(81)	(81)
Income tax expense	2,149	644
Deferred income taxes	(222)	84
Severance--Slashdot Media	—	981
Change in accrual for unrecognized tax benefits	(35)	(14)
Change in accounts receivable	(5,026)	(2,367)
Change in deferred revenue	(4,851)	(5,551)
Costs related to strategic alternatives process	830	—
Changes in working capital and other	2,423	5,558
Adjusted EBITDA	$10,496	$12,866

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
We have summarized our free cash flow for the three months ended March 31, 2017 and 2016 (in thousands).

	For the three months ended March 31,
	2017	2016
Cash from operating activities	$14,519	$12,740
Purchases of fixed assets	(4,195)	(2,319)
Free cash flow	$10,324	$10,421

Cash Flows
We have summarized our cash flows for the three months ended March 31, 2017 and 2016 (in thousands).

	For the three months ended March 31,
	2017	2016
Cash from operating activities	$14,519	$12,740
Cash (used in) from investing activities	(4,195)	110
Cash used in financing activities	(8,689)	(15,141)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2017, we had cash of $24.7 million compared to $23.0 million at December 31, 2016. Cash held by foreign subsidiaries totaled approximately $18.8 million at March 31, 2017, of which $2.4 million was held by the Canada subsidiary.  The remaining cash of $16.4 million held outside the United States and Canada is indefinitely reinvested. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $172.0 million in borrowing capacity under our $250.0 million Credit Agreement at March 31, 2017, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to three times annual Adjusted EBITDA levels. We believe that our existing U.S. and Canadian cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash flows from operating activities were $14.5 million and $12.7 million for the three months ended March 31, 2017 and 2016, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. The cash provided by operating activities during the 2017 period increased primarily due to the timing of tax payments and collections of accounts receivable from customers.
Investing Activities
During the three months ended March 31, 2017, cash used by investing activities was $4.2 million compared to cash provided of $0.1 million in the same period in 2016. Cash used by investing activities in the three month period ended March 31, 2017 was attributable to $4.2 million used to acquire fixed assets, including costs of internally developed software. Cash provided by investing activities in the three month period ended March 31, 2016 was primarily attributable to the cash received on sale of Slashdot Media of $2.4 million, offset by $2.3 million used to acquire fixed assets, including costs of internally developed software.
Financing Activities
Cash used in financing activities during the three months ended March 31, 2017 was $8.7 million as compared to $15.1 million in the three months ended March 31, 2016. The cash used during the current period was primarily due to $8.0 million used in net repayments on long-term debt. During the three months ended March 31, 2016, the cash used was primarily due to $13.7 million of payments to repurchase the Company’s common stock.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 5 in the Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of March 31, 2017:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$78,000	$—	$—	$78,000	$—
Operating lease obligations	28,211	3,620	8,927	6,979	8,685
Total contractual obligations	$106,211	$3,620	$8,927	$84,979	$8,685
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2017, we had $78.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 5 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 3.00% (the rate in effect on March 31, 2017) on our current borrowings, interest payments are expected to be $2.2 million for April through December 2017, $5.9 million in 2018-2019 and $2.7 million in 2020.
As of March 31, 2017, we recorded approximately $2.5 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2017 are $2.5 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $605,000 of its unrecognized tax benefits may be recognized in the next twelve months.

Cyclicality
The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that online career websites continue to provide economic and strategic value to the labor market and industries that we serve.
Any slowdown in recruitment activity that occurs will negatively impact our revenues and results of operations. Alternatively, a decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and database licenses and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our recruitment services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to over a year.
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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Dice Europe and Hcareers also conduct business outside the United States. For the three months ended March 31, 2017 and 2016, approximately 25% and 27% of our revenues, respectively, were earned outside the United States and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling and between local currencies and the United States dollar and the subsequent translation of the British Pound Sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses during 2017 would have been a decrease of approximately $64,000 and $60,000, respectively.
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
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2017 and December 31, 2016, our translation adjustment decreased stockholders’ equity by $31.7 million and $32.3 million, respectively. The change from December 31, 2016 to March 31, 2017 is primarily attributable to the strengthening of the United States dollar against the British Pound Sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of

March 31, 2017, we had outstanding borrowings of $78.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2017 on our current borrowings would increase by approximately $585,000.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2017. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of May 3, 2017 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
There were no stock repurchases during the quarter ended March 31, 2017 and there is no stock repurchase program currently in effect.

Item 5.    Other Information

The following disclosure would otherwise be filed on Form 8-K under Item 5.07:

On April 28, 2017, the Company held its 2017 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the stockholders re-elected two Class I directors as described below.

The matters voted upon at the Annual Meeting were: (1) the re-election of two Class I directors; (2) the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017; (3) the approval, on an advisory basis, of the compensation of the Company’s named executive officers; (4) the approval of an amendment to the Dice Holdings, Inc. 2012 Omnibus Equity Award Plan (the “2012 Equity Plan”) and reapproval of the performance goals under the 2012 Equity Plan; and (5) the approval, on an advisory basis, of the option of “every year” for holding a future advisory vote on the compensation of our named executive officers.

The two nominees for election to the board of directors (Carol Carpenter and Jennifer Deason) were each elected to serve for a three-year term (with the term expiring at the Company’s 2020 annual meeting of stockholders). The results of the voting were as follows:

Nominees	For	Against	Abstain	Broker Non-Votes
Carol Carpenter	40,212,281	871,594	10,053	3,786,445
Jennifer Deason	40,865,916	217,959	10,053	3,786,445

The proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2017 was approved. The results of the voting were as follows:

For	Against	Abstain	Broker Non-Votes
44,558,717	301,814	19,842	—
A majority of stockholders voting at the Annual Meeting approved, on an advisory basis, the compensation of the Company’s named executive officers. The results of the voting were as follows:

For	Against	Abstain	Broker Non-Votes
39,527,110	1,532,861	33,957	3,786,445

A majority of stockholders voting at the Annual Meeting approved an amendment to the 2012 Equity Plan and reapproval of the performance goals under the 2012 Equity Plan. The results of the voting were as follows:

For	Against	Abstain	Broker Non-Votes
38,316,750	2,767,998	9,180	3,786,445

A majority of stockholders voting at the Annual Meeting approved, on an advisory basis, of the option of “every year” for holding a future advisory vote on the compensation of our named executive officers. The results of the voting were as follows:

Every Year	Every Two Years	Every Three Years	Abstain	Broker Non-Votes
31,898,643	120,988	9,036,675	37,622	3,786,445

Item 6.    Exhibits

31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 3, 2017	DHI Group, Inc.
Registrant

		By:	/S/ Michael P. Durney
Michael P. Durney President and Chief Executive Officer
(Principal Executive Officer)

/S/ Luc Grégoire
Luc Grégoire Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.