Form 10-Q
period 2017-06-30
DHI GROUP, INC.
filed 2017-07-27
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2017
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
As of July 21, 2017, there were 50,409,527 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2017 and 2016
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 5.	Other Information	31

Item 6.	Exhibits	32

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

PART I
ITEM 1. Financial Statements

DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$23,456	$22,987
Accounts receivable, net of allowance for doubtful accounts of $1,863 and $3,181	32,335	43,148
Income taxes receivable	737	731
Prepaid and other current assets	4,508	3,312
Total current assets	61,036	70,178
Fixed assets, net	19,346	16,610
Acquired intangible assets, net	48,002	49,120
Goodwill	174,790	171,745
Deferred income taxes	361	306
Other assets	2,073	2,136
Total assets	$305,608	$310,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,500	$20,220
Deferred revenue	86,380	84,615
Income taxes payable	2,029	3,467
Total current liabilities	107,909	108,302
Long-term debt, net	69,922	84,760
Deferred income taxes	8,586	7,901
Accrual for unrecognized tax benefits	2,584	2,513
Other long-term liabilities	2,800	2,736
Total liabilities	191,801	206,212
Commitments and contingencies (Note 6)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 83,026 and 81,989 shares, respectively; outstanding: 50,417 and 49,591 shares, respectively	830	820
Additional paid-in capital	371,517	366,247
Accumulated other comprehensive loss	(29,405)	(32,276)
Accumulated earnings	46,960	44,078
Treasury stock, 32,609 and 32,398 shares, respectively	(276,095)	(274,986)
Total stockholders’ equity	113,807	103,883
Total liabilities and stockholders’ equity	$305,608	$310,095
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$52,400	$57,673	$104,590	$115,959
Operating expenses:
Cost of revenues	7,668	8,079	15,065	16,614
Product development	6,356	6,245	12,807	13,305
Sales and marketing	19,751	18,646	39,650	39,148
General and administrative	10,046	11,508	21,325	22,721
Depreciation	2,819	2,563	5,127	5,161
Amortization of intangible assets	571	2,070	1,132	4,536
Disposition related and other costs (Note 8)	1,187	77	1,187	3,347
Total operating expenses	48,398	49,188	96,293	104,832
Operating income	4,002	8,485	8,297	11,127
Interest expense	(814)	(820)	(1,604)	(1,692)
Other income (expense)	9	(17)	(7)	(32)
Income before income taxes	3,197	7,648	6,686	9,403
Income tax expense	1,375	2,794	3,524	3,438
Net income	$1,822	$4,854	$3,162	$5,965

Basic earnings per share	$0.04	$0.10	$0.07	$0.12
Diluted earnings per share	$0.04	$0.10	$0.07	$0.12

Weighted-average basic shares outstanding	47,953	48,607	47,775	49,034
Weighted-average diluted shares outstanding	48,268	49,279	48,308	49,850
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,822	$4,854	$3,162	$5,965

Foreign currency translation adjustment	2,266	(5,217)	2,871	(6,636)
Total other comprehensive income (loss)	2,266	(5,217)	2,871	(6,636)
Comprehensive income (loss)	$4,088	$(363)	$6,033	$(671)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	3,162	5,965
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	5,127	5,161
Amortization of intangible assets	1,132	4,536
Deferred income taxes	648	229
Amortization of deferred financing costs	162	162
Stock based compensation	4,588	6,423
Change in accrual for unrecognized tax benefits	70	115
Loss on sale of business	—	639
Changes in operating assets and liabilities:
Accounts receivable	11,231	4,857
Prepaid expenses and other assets	(1,082)	(169)
Accounts payable and accrued expenses	(1,007)	(4,875)
Income taxes receivable/payable	(1,465)	(1,293)
Deferred revenue	1,101	3,252
Other, net	45	(77)
Net cash flows from operating activities	23,712	24,925
Cash flows from investing activities:
Cash received from sale of business	—	2,429
Purchases of fixed assets	(7,730)	(5,506)
Net cash flows used in investing activities	(7,730)	(3,077)
Cash flows from financing activities:
Payments on long-term debt	(15,000)	(11,000)
Proceeds from long-term debt	—	9,000
Payments under stock repurchase plan	—	(22,632)
Proceeds from stock option exercises	403	1,028
Purchase of treasury stock related to vested restricted stock and performance stock units	(1,109)	(2,520)
Net cash flows used in financing activities	(15,706)	(26,124)
Effect of exchange rate changes	193	(313)
Net change in cash for the period	469	(4,589)
Cash, beginning of period	22,987	34,050
Cash, end of period	$23,456	$29,461

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report on Form 10-K”). Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six month period ended June 30, 2017.

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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company adopted the standard during the three months ended March 31, 2017. The new standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, rather than in additional paid-in capital. Accordingly, the new standard eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities in the statement of cash flows. Additionally, the Company can now make a policy election to account for forfeitures as they occur. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement were applied prospectively. The tax effect of awards vested resulted in income tax expense of $0.2 million and $0.8 million during the three and six months ended June 30, 2017, respectively. The Company recast prior year cash flows to reflect the excess tax benefit as an operating activity, resulting in a reclassification of $0.3 million from “Excess tax benefit over book expense from stock based compensation” to “Income taxes receivable/payable” on the Condensed Consolidated Statements of Cash Flows. The Company will record forfeitures as they occur, rather than estimating in advance. On January 1, 2017, under the modified retrospective transition method as required by the standard, the Company recorded a cumulative-effect adjustment of $0.3 million to decrease accumulated earnings and increase additional paid-in capital to remove estimated forfeitures on all outstanding equity awards after December 31, 2016.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other. The new standard eliminates Step 2 from the goodwill impairment test and now requires the Company to compare the fair value of a reporting unit with its carrying amount. The Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The standard is effective for fiscal years beginning after December 15, 2019. In the event an impairment is indicated, the Company will consider early adopting the new impairment standard.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

4.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets (in thousands):

	As of June 30, 2017
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net
Technology	$5,228	$(4,597)	$(631)	$—
Trademarks and brand names—Dice	39,000	—	—	39,000
Trademarks and brand names—Other	13,394	(8,236)	(2,187)	2,971
Customer lists	14,500	(6,357)	(2,112)	6,031
Candidate and content database	8,857	(8,354)	(503)	—
Acquired intangible assets, net	$80,979	$(27,544)	$(5,433)	$48,002

	As of December 31, 2016
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net
Technology	$10,308	$(9,677)	$(631)	$—	$—
Trademarks and brand names—Dice	39,000	—	—	—	39,000
Trademarks and brand names—Other	23,194	(14,379)	(2,286)	(3,168)	3,361
Customer lists	28,473	(13,518)	(2,112)	(6,084)	6,759
Candidate and content database	15,918	(15,295)	(623)	—	—
Acquired intangible assets, net	$116,893	$(52,869)	$(5,652)	$(9,252)	$49,120
During the first quarter of 2017, the Company retired $26.7 million of fully amortized acquired intangible assets.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of June 30, 2017, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2017 through December 31, 2017	$1,069
2018	1,781
2019	1,476
2020	1,421
2021	1,149
2022 and thereafter	2,106
Total	$9,002

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 3.0 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement.
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
The amounts borrowed as of June 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Amounts borrowed:
Revolving credit facility	$71,000	$86,000
Less: deferred financing costs, net of accumulated amortization of $1,649 and $1,487	(1,078)	(1,240)
Total borrowed	$69,922	$84,760

Available to be borrowed under revolving facility, subject to certain limitations	$179,000	$164,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	3.25%	2.81%
There are no scheduled payments until maturity of the Credit Agreement in November 2020.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2026. Future minimum lease payments under non-cancellable operating leases as of June 30, 2017 are as follows (in thousands):

July 1, 2017 through December 31, 2017	$2,536
2018	4,788
2019	4,287
2020	3,873
2021	3,183
2022 and thereafter	8,882
Total minimum payments	$27,549
Rent expense was $1.2 million and $2.4 million for the three and six month periods ended June 30, 2017, respectively, and $1.1 million and $2.3 million for the three and six month periods ended June 30, 2016, respectively, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
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
There were no stock repurchases during the six months ended June 30, 2017 and there is no stock repurchase program currently in effect.

8.    DISPOSITION RELATED AND OTHER COSTS
During the three months ended June 30, 2017, the Company announced plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

include: BioSpace, Hcareers, Health eCareers, and Rigzone.  In connection with the planned divestitures and focus on the tech business, the Company incurred certain severance and other related costs to further these strategic objectives.
The following table displays the disposition related and other costs incurred during the periods noted in 2017:

	Accrual at	Three Months Ended June 30, 2017		Accrual at
	March 31, 2017	Expense	Cash Payments	June 30, 2017
Severance and retention	$—	$1,117	$(264)	$853
Professional fees	—	70	—	70
Total disposition related and other costs	$—	$1,187	$(264)	$923
In January 2016, the Company completed the sale of the Slashdot and SourceForge businesses (together referred to as “Slashdot Media”) for $2.8 million cash plus working capital of $0.4 million and incurred approximately $0.8 million of selling costs. A $0.1 million and $0.6 million loss on sale of business was recognized in the three and six months ended June 30, 2016, respectively. The Company incurred severance costs and additional stock based compensation expense for the acceleration of stock vesting.
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
The following table displays the disposition related and other costs incurred during the periods noted in 2016:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Severance—Slashdot Media	$—	$981
Accelerated stock based compensation expense—Slashdot Media	—	900
Loss on sale of Slashdot Media	77	639
Severance related to other brands	—	827
Total disposition related and other costs	$77	$3,347

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
The Company recorded total stock based compensation expense of $2.1 million and $4.6 million during the three and six month periods ended June 30, 2017, respectively, and $2.8 million and $6.4 million of compensation expense, which included $0.9 million of accelerated compensation due to Slashdot Media as shown in Note 8, during the three and six month periods ended June 30, 2016, respectively. At June 30, 2017, there was $15.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted stock awards as of June 30, 2017 and 2016 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,548,625	$6.68	2,379,975	$8.13
Granted	238,500	$3.85	—	$—
Forfeited	(213,500)	$6.82	(31,625)	$8.07
Vested	(156,325)	$6.91	(112,100)	$8.71
Non-vested at end of period	2,417,300	$6.38	2,236,250	$8.10

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,226,375	$7.87	2,122,225	$8.54
Granted	1,224,500	$4.78	1,033,500	$7.56
Forfeited	(254,625)	$6.99	(151,500)	$8.30
Vested	(778,950)	$7.94	(767,975)	$8.55
Non-vested at end of period	2,417,300	$6.38	2,236,250	$8.10

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

	Six Months Ended June 30,
	2017	2016
Weighted average fair value of PSUs granted	$5.38	$7.24
Dividend yield of DHI Group, Inc. stock	—%	—%
Dividend yield of Russell 2000 Index	1.4%	1.7%
Risk free interest rate	1.5%	0.9%
Volatility of DHI Group, Inc. stock	41.0%	33.5%
Volatility of Russell 2000 Index	16.7%	16.7%
A summary of the status of PSUs as of June 30, 2017 and 2016 and the changes during the periods then ended is presented below:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	977,504	$6.95	670,838	$8.03
Forfeited	(86,666)	$7.21	—	$—
Non-vested at end of period	890,838	$6.92	670,838	$8.03

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	580,004	$8.02	415,000	$9.25
Granted	397,500	$5.38	417,500	$7.24
Forfeited	(86,666)	$7.21	(26,667)	$8.50
Vested	—	$—	(134,995)	$9.25
Non-vested at end of period	890,838	$6.92	670,838	$8.03
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the six months ended June 30, 2017 and June 30, 2016.
A summary of the status of options previously granted as of June 30, 2017, and 2016, and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,350,182	$9.18	$—
Forfeited	(77,094)	$7.35	$—
Options outstanding at end of period	1,273,088	$9.29	$—

	Three Months Ended June 30, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	2,363,699	$7.91	$2,326,963
Forfeited	(90,376)	$8.30	$—
Options outstanding at end of period	2,273,323	$7.89	$539,367

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,779,613	$8.46	$50,869
Exercised	(66,188)	$6.08	$12,821
Forfeited	(440,337)	$6.43	$—
Options outstanding at end of period	1,273,088	$9.29	$—
Exercisable at end of period	1,177,054	$9.41	$—

	Six Months Ended June 30, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	2,673,512	$7.46	$5,485,248
Exercised	(281,750)	$3.65	$1,343,872
Forfeited	(118,439)	$8.18	$—
Options outstanding at end of period	2,273,323	$7.89	$539,367
Exercisable at end of period	1,858,163	$7.81	$539,367

In connection with the Company’s sale of Slashdot Media, the Company accelerated the vesting of 130,375 shares of restricted stock and 24,001 stock options to certain former employees during the six month period ended June 30, 2016, the expense of which is recorded in Disposition Related and Other Costs in the Condensed Consolidated Statements of Operations.
The weighted-average remaining contractual term of options exercisable at June 30, 2017 is 2.7 years. The following table summarizes information about options outstanding as of June 30, 2017:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 7.00 - $ 7.99	356,750	3.6	292,842
$ 8.00 - $ 8.99	199,500	2.0	189,562
$ 9.00 - $ 9.99	480,000	2.8	465,312
$ 10.00 - $ 14.50	236,838	1.9	229,338
	1,273,088		1,177,054

10.    SEGMENT INFORMATION
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reportable segments.  However, management does not allocate that revenue nor a royalty to Brightmatter in its internal reporting and management of the business.  Accordingly, there is no internal allocation included in our segment reporting.
The Company’s foreign operations are comprised of the Dice Europe operations and a portion of the eFinancialCareers and Rigzone services, which operate in Europe, the financial centers of the gulf region of the Middle East, and Asia Pacific. The Company’s foreign operations also include Hcareers, which operates in Canada, and a portion of Brightmatter, which operates in Europe. Revenue by geographic region, as shown in the table below, is based on the location of each of the Company’s subsidiaries.
The following table shows the segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
By Segment:
Revenues:
Tech & Clearance	$31,303	$34,153	$62,993	$68,159
Global Industry Group	14,504	16,546	28,262	33,100
Healthcare	6,565	6,955	13,279	13,913
Corporate & Other	28	19	56	787
Total revenues	$52,400	$57,673	$104,590	$115,959

Depreciation:
Tech & Clearance	$1,695	$1,770	$3,151	$3,508
Global Industry Group	247	230	472	452
Healthcare	537	495	1,045	1,091
Corporate & Other	340	68	459	110
Total depreciation	$2,819	$2,563	$5,127	$5,161

Amortization:
Tech & Clearance	$—	$729	$—	$1,457
Global Industry Group	363	1,074	727	2,545
Healthcare	163	218	325	436
Corporate & Other	45	49	80	98
Total amortization	$571	$2,070	$1,132	$4,536

Operating income (loss):
Tech & Clearance	$10,712	$13,291	$22,156	$25,124
Global Industry Group	510	2,477	628	3,123
Healthcare	(642)	107	(1,092)	(171)
Corporate & Other	(6,578)	(7,390)	(13,395)	(16,949)
Operating income	4,002	8,485	8,297	11,127
Interest expense	(814)	(820)	(1,604)	(1,692)
Other income (expense)	9	(17)	(7)	(32)
Income before income taxes	$3,197	$7,648	$6,686	$9,403

Capital expenditures:
Tech & Clearance	$2,510	$1,837	$5,212	$3,413
Global Industry Group	296	186	790	541
Healthcare	288	221	630	397
Corporate & Other	572	564	1,176	966
Total capital expenditures	$3,666	$2,808	$7,808	$5,317

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
By Geography:
Revenues:
United States	$39,106	$42,323	$78,157	$85,000
United Kingdom	4,610	5,611	9,345	13,584
EMEA, APAC and Canada (1)	8,684	9,739	17,088	17,375
Non-United States	13,294	15,350	26,433	30,959
Total revenues	$52,400	$57,673	$104,590	$115,959

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

	June 30, 2017	December 31, 2016
Total assets:
Tech & Clearance	$173,971	$179,985
Global Industry Group	100,177	98,821
Healthcare	13,417	14,375
Corporate & Other	18,043	16,914
Total assets	$305,608	$310,095

The following table shows the carrying amount of goodwill by segment as of December 31, 2016 and June 30, 2017 and the changes in goodwill for the six month period ended June 30, 2017 (in thousands):

	Tech & Clearance	Global Industry Group	Healthcare	Corporate & Other	Total
Goodwill at December 31, 2016	$94,038	$57,524	$6,269	$13,914	$171,745
Foreign currency translation adjustment	$393	$1,910	$—	$742	$3,045
Goodwill at June 30, 2017	$94,431	$59,434	$6,269	$14,656	$174,790

On June 23, 2016, the United Kingdom (“UK”) held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees based in the UK and Europe along with adversely impacting foreign currencies, particularly the British Pound Sterling as compared to the United States dollar.  These disruptions and uncertainties could decrease demand for finance and technology professionals in the markets we serve. This decline in demand and any future declines in demand could significantly decrease the use of our finance and technology industry job posting websites and related services, which may adversely affect the related reporting unit’s financial condition and results of operations. If recruitment activity is slow in the industries in which we operate during 2017 and beyond, our revenues and results of operations will be negatively impacted. As a result of these factors, in the second quarter, the Company further evaluated the fair value of the Dice Europe reporting unit and believes it is not more likely than not that the fair value is less than the carrying value. If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.
The fair value of the Finance and Hospitality reporting units was not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2016. The percentage by which the estimated fair value exceeded carrying value for the Finance and Hospitality reporting units was 27% and 19%, respectively. As a result of the Company’s newly announced tech-focused strategy, continued uncertainty around Brexit for the Finance reporting unit and continued competition in the Hospitality reporting unit, the Company performed an interim goodwill impairment test of the Finance and Hospitality reporting units as of December 31, 2016. The percentage by which the estimated fair value exceeded carrying value for the Finance and Hospitality reporting units as of December 31, 2016 was 20% and 16%, respectively. As a result of these factors, in the second quarter, the Company further evaluated the fair value of the Finance and Hospitality reporting units and believes it is not more likely than not that the fair value is less than the carrying value. All other reporting units were not at risk

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of experiencing a fair value less than carrying value. Therefore, no interim impairment testing was performed as of June 30, 2017.

11.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Stock-based awards of approximately 4.1 million and 3.0 million were outstanding during the three and six month periods ended June 30, 2017, respectively, and approximately 2.7 million shares and 2.0 million shares were outstanding during the three and six month periods ended June 30, 2016, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the effect of the awards is anti-dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,822	$4,854	$3,162	$5,965

Weighted-average shares outstanding—basic	47,953	48,607	47,775	49,034
Add shares issuable from stock-based awards	315	672	533	816
Weighted-average shares outstanding—diluted	48,268	49,279	48,308	49,850

Basic earnings per share	$0.04	$0.10	$0.07	$0.12
Diluted earnings per share	$0.04	$0.10	$0.07	$0.12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, and other non-recurring income or expense (“Adjusted EBITDA”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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

Recent Developments
The Company announced on May 3, 2017 plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures include: BioSpace, Hcareers, Health eCareers, and Rigzone. The Company has engaged a financial advisor and is in the process of evaluating opportunities to conduct value enhancing divestitures of these non-tech businesses. There can be no assurance that the process will result in a transaction for the disposition of one or more of our businesses, or if a transaction is undertaken, as to its terms or timing.
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

Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the term of the packages purchased. Our Tech & Clearance segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Global Industry Group and Healthcare segments sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At June 30, 2017 and June 30, 2016, Dice had approximately 6,750 and 7,300 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer decreased from $1,124 and $1,121 for the three and six months ended June 30, 2016, respectively, to $1,108 and $1,109 for the three and six months ended June 30, 2017, respectively. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $86.4 million at June 30, 2017, and $84.6 million at December 31, 2016.
We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.
The Company’s revenues for the three and six month periods ended June 30, 2017 declined year-over-year in each of our brands except ClearanceJobs.  The declines are due to many factors including competition and evolution in the digital recruitment market, as well as macroeconomic impacts.  The digital recruitment market continues to be challenged by attribution, which reflects our ability to receive the proper credit for value delivered to customers based on our customers’ internal tracking systems, contributing to lower renewal rates in recruitment packages at Dice. Macroeconomic drivers include the prolonged down-turn in the energy market resulting in revenue declines in our Rigzone business.  Foreign currency and uncertainty around Brexit have also contributed to lower revenues in eFinancialCareers and Dice Europe.
The Company continues to evolve and present new products to the market such as Lengo, OpenWeb, getTalent, Shift and others. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new recruitment package customers and advertisers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the products noted above.
Other material factors that may affect our results of operations include our ability to attract qualified professionals that become engaged with our websites and our ability to attract customers with relevant job opportunities. The more qualified professionals that use our websites, the more attractive our websites become to employers and advertisers, which in turn makes them more likely to become our customers, resulting positively on our results of operations. If we are unable to continue to attract qualified professionals to engage with our websites, our customers may no longer find our services attractive, which could have a negative impact on our results of operations. Additionally, we need to ensure that our websites remain relevant in order to attract qualified professionals to our websites and to engage them in high-value tasks, such as posting resumes and/or applying to jobs.
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

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2017	2016
	(in thousands, except percentages)
Tech & Clearance	$31,303	$34,153	$(2,850)	(8.3)%
Global Industry Group:
eFinancialCareers	7,978	9,053	(1,075)	(11.9)%
Rigzone	1,785	2,435	(650)	(26.7)%
Hcareers	3,791	4,034	(243)	(6.0)%
BioSpace	950	1,024	(74)	(7.2)%
Global Industry Group	14,504	16,546	(2,042)	(12.3)%
Healthcare	6,565	6,955	(390)	(5.6)%
Corporate & Other	28	19	9	47.4%
Total revenues	$52,400	$57,673	$(5,273)	(9.1)%
We experienced a decrease in revenue in the Tech & Clearance segment of $2.9 million, or 8.3%. Revenue at Dice decreased by $3.2 million compared to the same period in 2016, primarily due to the decline in recruitment package customer count in the U.S. from 7,300 at June 30, 2016 to 6,750 at June 30, 2017. Additionally, average monthly revenue per U.S. recruitment package customer decreased approximately 1% for the three month period ended June 30, 2017 compared to the three month period ended June 30, 2016. Dice Europe revenue decreased by $0.4 million as compared to the same period in 2016 due primarily to less revenue from the U.K. market and the negative impact of foreign exchange in 2017. Revenue for ClearanceJobs increased by $0.7 million for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to increased volume and pricing supported by favorable market conditions and enhanced product offerings.
The Global Industry Group segment revenue decreased $2.0 million, or 12.3%. This decrease was primarily due to a decrease in revenue at the Rigzone business of $0.7 million as a result of difficult conditions in the energy market. Foreign exchange in 2017 negatively impacted eFinancialCareers revenue by approximately $0.6 million and lower activity in the North America region negatively impacted eFinancialCareers revenue by $0.2 million. Hcareers revenue decreased $0.2 million due to increased competition in the Hospitality industry and BioSpace revenue decreased $0.1 million.
Revenue for the Healthcare segment, consisting of Health eCareers, decreased by $0.4 million, or 5.6% from the comparable 2016 period, mainly due to decreased usage of job posting products.
Cost of Revenues

	Three Months Ended June 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Cost of revenues	$7,668	$8,079	$(411)	(5.1)%
Percentage of revenues	14.6%	14.0%
Cost of revenues in the Corporate & Other segment decreased $388,000 primarily due to $199,000 from lower compensation related costs. Healthcare decreased $160,000 primarily due to decreased royalty payments from lower activity with healthcare associations and Tech & Clearance increased $107,000.
Product Development Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Product development	$6,356	$6,245	$111	1.8%
Percentage of revenues	12.1%	10.8%

Product development expenses increased primarily due to higher compensation related costs at Tech and Clearance, Healthcare, and Global Industry Group, partially offset by reductions at Brightmatter.
Sales and Marketing Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Sales and marketing	$19,751	$18,646	$1,105	5.9%
Percentage of revenues	37.7%	32.3%
The Tech & Clearance segment increased by $585,000 primarily due to the timing of discretionary marketing spend of $1,042,000, partially offset by reductions to employee related costs of $387,000. Brightmatter increased $459,000 due to increased headcount. The Healthcare segment sales and marketing expense increased $248,000 in the quarter primarily due to discretionary marketing spend.
General and Administrative Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
General and administrative	$10,046	$11,508	$(1,462)	(12.7)%
Percentage of revenues	19.2%	20.0%
In the quarter ended June 30, 2017, as compared to the same period in 2016, the Corporate & Other segment decreased $861,000 resulting primarily from $640,000 of professional fees in 2016 that did not recur in 2017. The Tech and Clearance segment decreased $213,000, while the Global Industry Group segment increased $464,000 primarily due to compensation related costs and professional fees.
Stock-based compensation expense was $2.1 million, a decrease of $0.7 million compared to the same period in 2016, primarily due to the lower value of equity awards in the current period and forfeitures of prior awards granted.
Depreciation

	Three Months Ended June 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Depreciation	$2,819	$2,563	$256	10.0%
Percentage of revenues	5.4%	4.4%
The increase was primarily due to higher levels of capital expenditures focused on the tech business, including costs of internally developed software.
Amortization of Intangible Assets

	Three Months Ended June 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Amortization	$571	$2,070	$(1,499)	(72.4)%
Percentage of revenues	1.1%	3.6%

Amortization expense for the three months ended June 30, 2017 decreased due to certain intangible assets at the Global Industry Group and Tech & Clearance segments becoming fully amortized or written off during the prior year.

Disposition Related and Other Costs

	Three Months Ended June 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Disposition related and other costs	$1,187	$77	$1,110	n.m.
Percentage of revenues	2.3%	0.1%
The disposition related and other costs as described in Note 8 to the Condensed Consolidated Financial Statements, of $1.2 million in 2017 are primarily due to severance and other related costs in connection with the current divestiture process and the focus on the tech business.
Operating Income
Operating income for the three months ended June 30, 2017 was $4.0 million, margin of 7.6%, compared to $8.5 million, margin of 14.7%, for the same period in 2016, a decrease of $4.5 million or 52.8%. The reduced operating income and margin are due to a revenue decline of $5.3 million, partially offset by an operating expense decline of $0.8 million. The lower operating expense decline relative to revenue reflects our continued investments in the business to achieve revenue growth.
Interest Expense

	Three Months Ended June 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Interest expense	$814	$820	$(6)	(0.7)%
Percentage of revenues	1.6%	1.4%
Interest expense for the three months ended June 30, 2017 was equivalent to the same period in 2016 due to lower weighted-average debt outstanding in the three months ended June 30, 2017, offset by higher interest rates.
Income Taxes

	Three Months Ended June 30,
	2017	2016
	(in thousands, except percentages)
Income before income taxes	$3,197	$7,648
Income tax expense	1,375	2,794
Effective tax rate	43.0%	36.5%
The effective income tax rate was 43.0% and 36.5% for the three month periods ended June 30, 2017 and 2016, respectively. The higher rate in the current period was primarily driven by tax expense of $180,000 related to share-based compensation awards which vested or were settled in 2017, related to the adoption of ASU No. 2016-09, as discussed in Note 2 in the Notes to the Condensed Consolidated Financial Statements.
Earnings per Share
Earnings per share was $0.04 and $0.10 for the three month periods ended June 30, 2017 and 2016, respectively. The decrease was primarily due to a decrease in net income.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2017	2016
	(in thousands, except percentages)
Tech & Clearance	$62,993	$68,159	$(5,166)	(7.6)%
Global Industry Group:
eFinancialCareers	15,836	17,958	(2,122)	(11.8)%
Rigzone	3,446	5,333	(1,887)	(35.4)%
Hcareers	7,361	7,846	(485)	(6.2)%
BioSpace	1,619	1,963	(344)	(17.5)%
Global Industry Group	28,262	33,100	(4,838)	(14.6)%
Healthcare	13,279	13,913	(634)	(4.6)%
Corporate & Other	56	787	(731)	(92.9)%
Total revenues	$104,590	$115,959	$(11,369)	(9.8)%
We experienced a decrease in revenue in the Tech & Clearance segment of $5.2 million, or 7.6%. Revenue at Dice decreased by $6.2 million compared to the same period in 2016, primarily due to the decline in recruitment package customer count in the U.S. from 7,300 at June 30, 2016 to 6,750 at June 30, 2017. Additionally, average monthly revenue per U.S. recruitment package customer decreased approximately 1% for the six month period ended June 30, 2017 compared to the six month period ended June 30, 2016. Dice Europe revenue decreased by $0.6 million as compared to the same period in 2016 due to the negative impact of foreign exchange in 2017 of $0.4 million. Revenues for ClearanceJobs increased by $1.6 million for the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to increased volume and pricing supported by favorable market conditions and enhanced product offerings.
The Global Industry Group segment revenue decreased $4.8 million, or 14.6%. This decrease was due to a decrease in revenue at the Rigzone business of $1.9 million as a result of difficult conditions in the energy market. Revenue at eFinancialCareers declined $2.1 million due to reduced activity in the North America region of $0.6 million and the negative impact of foreign exchange of approximately $1.4 million. Hcareers revenue decreased $0.5 million due to increased competition in the Hospitality industry and BioSpace revenue decreased $0.3 million.
Revenue for the Healthcare segment, consisting of Health eCareers, decreased by $0.6 million, or 4.6% from the comparable 2016 period due to decreased usage of job posting products.
Revenues from the Corporate & Other segment, which consists of revenue from Slashdot Media and Brightmatter, decreased by $0.7 million or 92.9% due to the sale of the Slashdot Media business in January 2016.
Cost of Revenues

	Six Months Ended June 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Cost of revenues	$15,065	$16,614	$(1,549)	(9.3)%
Percentage of revenues	14.4%	14.3%
Cost of revenues in the Corporate & Other segment decreased $884,000, including a decrease at Slashdot Media of $252,000 since the business was sold in January 2016 and due to $632,000 from lower compensation and infrastructure related costs. Healthcare decreased $359,000 primarily due to decreased royalty payments from lower activity with healthcare associations while Global Industry Group decreased $265,000.
Product Development Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Product development	$12,807	$13,305	$(498)	(3.7)%
Percentage of revenues	12.2%	11.5%

Product development expenses decreased mainly due to $427,000 of lower employee related costs at Brightmatter and $395,000 at Slashdot Media since the business was sold in January 2016.  This was partially offset by increased headcount of $440,000 at Tech & Clearance.
Sales and Marketing Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Sales and marketing	$39,650	$39,148	$502	1.3%
Percentage of revenues	37.9%	33.8%

Sales and marketing expenses increased due to increased headcount and discretionary marketing costs at Brightmatter of $835,000 and Healthcare of $484,000.  This was partially offset by lower compensation related costs for sales of $314,000 at the Global Industry Group and $137,000 at Slashdot Media since the business was sold in January 2016.
General and Administrative Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
General and administrative	$21,325	$22,721	$(1,396)	(6.1)%
Percentage of revenues	20.4%	19.6%

General and administrative expenses decreased due to lower costs at the Corporate & Other segment including employee related costs of $260,000, a net reduction of professional fees of $181,000, and a decrease at Slashdot Media of$172,000 since the business was sold in January 2016.
Stock-based compensation expense was $4.6 million, a decrease of $1.8 million compared to the same period in 2016, primarily due to the lower value of equity awards in the current period, forfeitures of prior awards granted, and acceleration of $900,000 at Slashdot Media in 2016, which is included in disposition related and other costs.
Depreciation

	Six Months Ended June 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Depreciation	$5,127	$5,161	$(34)	(0.7)%
Percentage of revenues	4.9%	4.5%
Depreciation expense for the six months ended June 30, 2017 approximates the same period of the prior year.
Amortization of Intangible Assets

	Six Months Ended June 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Amortization	$1,132	$4,536	$(3,404)	(75.0)%
Percentage of revenues	1.1%	3.9%

Amortization expense for the six months ended June 30, 2017 decreased by $3.4 million due to certain intangible assets at the Global Industry Group and Tech & Clearance segments becoming fully amortized or written off.

Disposition Related and Other Costs

	Six Months Ended June 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Disposition related and other costs	$1,187	$3,347	$(2,160)	(64.5)%
Percentage of revenues	1.1%	2.9%
The disposition related and other costs, as described in Note 8 to the Condensed Consolidated Financial Statements, of $1.2 million in 2017 are primarily due to severance and other related costs in connection with the current divestiture process and the focus on the tech business.
The disposition related and other costs of $3.3 million in 2016 are primarily due to the sale of Slashdot Media, including severance of $981,000, stock based compensation acceleration of $900,000, and a loss on sale of $639,000. Also included in disposition related and other costs is other severance primarily related to the consolidation of the Global Industry Group of $827,000.
Operating Income
Operating income for the six months ended June 30, 2017 was $8.3 million, for a margin of 7.9%, as compared to $11.1 million, a margin of 9.6%, for the same period in 2016, a decrease of $2.8 million or 25.4%. The reduced operating income and margin are due to a revenue decline of $11.4 million, partially offset by an operating expense decline of $8.5 million. The lower operating expense decline relative to revenue reflects our continued investments in the business to achieve revenue growth.
Interest Expense

	Six Months Ended June 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Interest expense	1,604	$1,692	$(88)	(5.2)%
Percentage of revenues	1.5%	1.5%
Interest expense for the six months ended June 30, 2017 decreased from the same period in 2016 due to lower weighted-average debt outstanding in the six months ended June 30, 2017, partially offset by higher interest rates.
Income Taxes

	Six Months Ended June 30,
	2017	2016
	(in thousands, except percentages)
Income before income taxes	$6,686	$9,403
Income tax expense	3,524	3,438
Effective tax rate	52.7%	36.6%
The effective income tax rate was 52.7% and 36.6% for the six month periods ended June 30, 2017 and 2016, respectively. The higher rate in the current period was primarily driven by tax expense of $824,000 related to share-based compensation awards which vested or were settled in 2017, related to the adoption of ASU No. 2016-09, as discussed in Note 2 in the Notes to the Condensed Consolidated Financial Statements.
Earnings per Share
Earnings per share was $0.07 and $0.12 for the six month periods ended June 30, 2017 and 2016, respectively. The decrease was primarily due to a decrease in net income, partially offset by decreased weighted-average shares outstanding due to stock repurchases made during 2016.

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
A reconciliation of Adjusted EBITDA for the six months ended June 30, 2017 and 2016 (in thousands) follows:

	For the six months ended June 30,
	2017	2016
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$3,162	$5,965
Interest expense	1,604	1,692
Income tax expense	3,524	3,438
Depreciation	5,127	5,161
Amortization of intangible assets	1,132	4,536
Non-cash stock compensation expense	4,588	5,523
Severance--Slashdot Media	—	981
Accelerated stock based compensation expense--Slashdot Media	—	900
Loss on sale of business	—	639
Costs related to strategic alternatives process	807	—
Costs related to divestitures	70	—
Other	7	32
Adjusted EBITDA	$20,021	$28,867

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$23,712	$24,925
Interest expense	1,604	1,692
Amortization of deferred financing costs	(162)	(162)
Income tax expense	3,524	3,438
Deferred income taxes	(648)	(229)
Severance--Slashdot Media	—	981
Change in accrual for unrecognized tax benefits	(70)	(115)
Change in accounts receivable	(11,231)	(4,857)
Change in deferred revenue	(1,101)	(3,252)
Costs related to strategic alternatives process	807	—
Costs related to divestitures	70	—
Changes in working capital and other	3,516	6,446
Adjusted EBITDA	$20,021	$28,867

Cash Flows

We have summarized our cash flows for the six months ended June 30, 2017 and 2016 (in thousands).

	For the six months ended June 30,
	2017	2016
Cash from operating activities	$23,712	$24,925
Cash (used in) from investing activities	(7,730)	(3,077)
Cash used in financing activities	(15,706)	(26,124)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At June 30, 2017, we had cash of $23.5 million compared to $23.0 million at December 31, 2016. Cash held by foreign subsidiaries totaled approximately $18.4 million at June 30, 2017, of which $1.8 million was held by the Canada subsidiary.  The remaining cash of $16.6 million held outside the United States and Canada is indefinitely reinvested. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $179.0 million in borrowing capacity under our $250.0 million Credit Agreement at June 30, 2017, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to three times annual Adjusted EBITDA levels. We believe that our existing U.S. and Canadian cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash flows from operating activities were $23.7 million and $24.9 million for the six month periods ended June 30, 2017 and 2016, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. The cash provided by operating activities during the 2017 period decreased due to lower earnings, partially offset by cash generated from working capital, primarily collection of accounts receivable from customers.
Investing Activities
During the six month period ended June 30, 2017, cash used by investing activities was $7.7 million compared to $3.1 million in the same period in 2016. Cash used by investing activities in the six month period ended June 30, 2017 was attributable to the acquisition of fixed assets, including costs of internally developed software. Cash used in investing activities in the six month period ended June 30, 2016 was primarily attributable to $5.5 million used to acquire fixed assets, including costs of internally developed software, partially offset by cash received on sale of Slashdot Media of $2.4 million.
Financing Activities
Cash used in financing activities during the six month period ended June 30, 2017 was $15.7 million as compared to $26.1 million in the six month period ended June 30, 2016. The cash used during the current period was primarily due to $15.0 million used in repayments on long-term debt. During the six months ended June 30, 2016, the cash used in financing activities was primarily due to $22.6 million of payments to repurchase the Company’s common stock.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 5 in the Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of June 30, 2017:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$71,000	$—	$—	$71,000	$—
Operating lease obligations	27,549	2,536	9,075	7,056	8,882
Total contractual obligations	$98,549	$2,536	$9,075	$78,056	$8,882
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2017, we had $71.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 5 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 3.25% (the rate in effect on June 30, 2017) on our current borrowings, interest payments are expected to be $2.2 million for April through December 2017, $5.9 million in 2018-2019 and $2.7 million in 2020.
As of June 30, 2017, we recorded approximately $2.6 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2017 are $2.6 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $556,000 of its unrecognized tax benefits may be recognized in the next twelve months.

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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Dice Europe and Hcareers also conduct business outside the United States. For the six months ended June 30, 2017 and 2016, approximately 25% and 27% of our revenues, respectively, were earned outside the United States and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling and between local currencies and the United States dollar and the subsequent translation of the British Pound Sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses for the six months ended June 30, 2017 would have been a decrease of approximately $130,000 and $135,000, respectively.
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
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2017 and December 31, 2016, our translation adjustment decreased stockholders’ equity by $29.4 million and $32.3 million, respectively. The change from December 31, 2016 to June 30, 2017 is primarily attributable to the position of the United States dollar against the British Pound Sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of

June 30, 2017, we had outstanding borrowings of $71.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2017 on our current borrowings would increase by approximately $355,000.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2017. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of July 27, 2017 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
There were no stock repurchases during the quarter ended June 30, 2017 and there is no stock repurchase program currently in effect.

Item 5.    Other Information

On May 3, 2017, the Company filed its Quarterly Report on Form 10-Q for the period ended March 31, 2017 which included a description of the matters voted on at its annual meeting of stockholders held on April 28, 2017. In accordance with the recommendations of the Company’s board of directors, and the results of the votes reported under Item 5 of such Form 10-Q, the Company will hold a non-binding advisory vote every year to approve the compensation of the named executive officers listed in its proxy statement for their annual meeting of stockholders until the Company conducts the next non-binding advisory vote on the frequency of holding advisory votes on executive compensation.

Item 6.    Exhibits

10.1
Separation Agreement, dated as of June 16, 2017 among DHI Group, Inc., Dice Inc., and Shravan Goli (incorporated by reference from Exhibit 10) to the Company's Current Report on Form 8-K (File No. 001-33584) filed on June 29, 2017.

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

Date:	July 27, 2017	DHI Group, Inc.
Registrant

		By:	/S/ Michael P. Durney
Michael P. Durney President and Chief Executive Officer
(Principal Executive Officer)

/S/ Luc Grégoire
Luc Grégoire Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1
Separation Agreement, dated as of June 16, 2017 among DHI Group, Inc., Dice Inc., and Shravan Goli (incorporated by reference from Exhibit 10) to the Company's Current Report on Form 8-K (File No. 001-33584) filed on June 29, 2017.

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