Form 10-Q
period 2017-09-30
DHI GROUP, INC.
filed 2017-11-02
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2017
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
As of October 27, 2017, there were 50,243,869 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 and 2016
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2017 and 2016
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 5.	Other Information	33

Item 6.	Exhibits	34

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

PART I
ITEM 1. Financial Statements

DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$22,086	$22,987
Accounts receivable, net of allowance for doubtful accounts of $1,769 and $3,181	33,146	43,148
Income taxes receivable	2,141	731
Prepaid and other current assets	4,482	3,312
Total current assets	61,855	70,178
Fixed assets, net	17,119	16,610
Acquired intangible assets, net	47,440	49,120
Goodwill	176,641	171,745
Deferred income taxes	365	306
Other assets	2,584	2,136
Total assets	$306,004	$310,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$20,572	$20,220
Deferred revenue	81,823	84,615
Income taxes payable	1,302	3,467
Total current liabilities	103,697	108,302
Long-term debt, net	68,402	84,760
Deferred income taxes	7,909	7,901
Accrual for unrecognized tax benefits	4,871	2,513
Other long-term liabilities	2,809	2,736
Total liabilities	187,688	206,212
Commitments and contingencies (Note 7)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 82,880 and 81,989 shares, respectively; outstanding: 50,265 and 49,591 shares, respectively	829	820
Additional paid-in capital	373,203	366,247
Accumulated other comprehensive loss	(27,623)	(32,276)
Accumulated earnings	48,018	44,078
Treasury stock, 32,615 and 32,398 shares, respectively	(276,111)	(274,986)
Total stockholders’ equity	118,316	103,883
Total liabilities and stockholders’ equity	$306,004	$310,095
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$52,424	$56,073	$157,014	$172,032
Operating expenses:
Cost of revenues	7,616	7,943	22,681	24,557
Product development	6,423	6,018	19,230	19,323
Sales and marketing	19,988	19,425	59,638	58,573
General and administrative	9,454	10,101	30,779	32,822
Depreciation	2,576	2,478	7,703	7,639
Amortization of intangible assets	554	1,570	1,686	6,106
Impairment of goodwill	—	15,369	—	15,369
Impairment of fixed and intangible assets	2,226	9,252	2,226	9,252
Disposition related and other costs (Note 9)	1,049	—	2,236	3,347
Total operating expenses	49,886	72,156	146,179	176,988
Operating income (loss)	2,538	(16,083)	10,835	(4,956)
Interest expense	(1,173)	(901)	(2,777)	(2,593)
Other expense	(3)	(1)	(10)	(33)
Income (loss) before income taxes	1,362	(16,985)	8,048	(7,582)
Income tax (benefit) expense	304	(144)	3,828	3,294
Net income (loss)	$1,058	$(16,841)	$4,220	$(10,876)

Basic earnings (loss) per share	$0.02	$(0.35)	$0.09	$(0.22)
Diluted earnings (loss) per share	$0.02	$(0.35)	$0.09	$(0.22)

Weighted-average basic shares outstanding	48,021	47,719	47,858	48,596
Weighted-average diluted shares outstanding	48,502	47,719	48,397	48,596
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,058	$(16,841)	$4,220	$(10,876)

Foreign currency translation adjustment	1,782	(2,221)	4,653	(8,857)
Total other comprehensive income (loss)	1,782	(2,221)	4,653	(8,857)
Comprehensive income (loss)	$2,840	$(19,062)	$8,873	$(19,733)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	4,220	(10,876)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	7,703	7,639
Amortization of intangible assets	1,686	6,106
Deferred income taxes	(23)	(1,977)
Amortization of deferred financing costs	642	243
Stock based compensation	6,275	8,750
Impairment of goodwill	—	15,369
Impairment of fixed and intangible assets	2,226	9,252
Change in accrual for unrecognized tax benefits	2,358	166
Loss on sale of business	—	639
Changes in operating assets and liabilities:
Accounts receivable	10,607	8,047
Prepaid expenses and other assets	(1,041)	(618)
Accounts payable and accrued expenses	(152)	(3,430)
Income taxes receivable/payable	(3,599)	(1,682)
Deferred revenue	(3,774)	(493)
Other, net	51	(123)
Net cash flows from operating activities	27,179	37,012
Cash flows used in investing activities:
Cash received from sale of business	—	2,429
Purchases of fixed assets	(10,160)	(8,461)
Purchase of cost method investments	(500)	—
Net cash flows used in investing activities	(10,660)	(6,032)
Cash flows used in financing activities:
Payments on long-term debt	(17,000)	(26,000)
Proceeds from long-term debt	—	17,000
Payments under stock repurchase plan	—	(26,179)
Proceeds from stock option exercises	403	2,664
Purchase of treasury stock related to vested restricted stock and performance stock units	(1,125)	(2,779)
Net cash flows used in financing activities	(17,722)	(35,294)
Effect of exchange rate changes	302	(315)
Net change in cash for the period	(901)	(4,629)
Cash, beginning of period	22,987	34,050
Cash, end of period	$22,086	$29,421

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report on Form 10-K”). Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine month period ended September 30, 2017, except that the Company changed its reportable segments in the third quarter of 2017 as described in note 11 to the Condensed Consolidated Financial Statements.

2.   NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09 (“Topic 606”), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires  entities to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers and requires an entity to recognize the incremental costs of obtaining a contract with a customer as an asset if the entity expects to recover those costs over time. Topic 606 becomes effective for reporting periods beginning after December 15, 2017. Late in 2016, the Company initiated a project team to evaluate the impact of this standard, document the considerations for each revenue stream and begin the implementation process. The analysis identifying areas that will be impacted by the new guidance is substantially complete. As a result of the evaluation performed, the Company expects that there will be certain limited changes to the timing of revenue recognition for job posting and resume search over the contract period, primarily in the Healthcare segment, along with the deferral of certain commission expenses.
DHI will adopt Topic 606 as of January 1, 2018, and expects to use the modified retrospective transition method applied to those contracts which were not completed as of that date.  Upon adoption, the Company expects to recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The cumulative effect of adoption is not expected to be material related to revenues. The Company is still evaluating the impact of adoption related to incremental costs.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company adopted the standard during the three months ended March 31, 2017. The new standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, rather than in additional paid-in capital. Accordingly, the new standard eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities in the statement of cash flows. Additionally, the Company can now make a policy election to account for forfeitures as they occur. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement were applied prospectively. The tax effect of awards vested resulted in income tax expense of $0.1 million and $0.9 million during the three and nine months ended September 30, 2017, respectively. The Company recast prior year cash flows to reflect the excess tax benefit as an operating activity, resulting in a reclassification of $0.4 million from “Excess tax benefit over book expense from stock based compensation” to “Income taxes receivable/payable” on the Condensed Consolidated Statements of Cash Flows. The Company will record forfeitures as they occur, rather than estimating in advance. On January 1, 2017, under

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the modified retrospective transition method as required by the standard, the Company recorded a cumulative-effect adjustment of $0.3 million to decrease accumulated earnings and increase additional paid-in capital to remove estimated forfeitures on all outstanding equity awards after December 31, 2016.
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
During the third quarter of 2017, the Company performed an in-depth review of the getTalent product and the market outlook due to slow sales of the product and the high cost of development.  Based on the review, the Company determined the required investments to competitively position the product were too high.  As a result, the product offering was canceled. As required under FASB ASC 360, Impairment or Disposal of Long-Lived Assets, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The long-lived assets of getTalent were tested for recoverability. This process resulted in an impairment of capitalized website development costs of $2.2 million, which reduced the net book value of assets related to getTalent to zero.
4. INVESTMENTS
In the third quarter of 2017, pursuant to the achievement of certain performance milestones, the Company purchased additional preferred stock representing a 2.3% interest in the fully diluted shares of a leading tech skills assessment company for $0.5 million, bringing its total interest to 10.0%. The Company has recorded the investment using the cost method, which is included in the Other assets section of the Condensed Consolidated Balance Sheets.

5.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets (in thousands):

	As of September 30, 2017
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net
Technology	$5,228	$(4,597)	$(631)	$—
Trademarks and brand names—Dice	39,000	—	—	39,000
Trademarks and brand names—Other	13,394	(8,436)	(2,185)	2,773
Customer lists	14,500	(6,721)	(2,112)	5,667
Candidate and content database	8,857	(8,354)	(503)	—
Acquired intangible assets, net	$80,979	$(28,108)	$(5,431)	$47,440

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2016
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Acquired Intangible Assets, Net
Technology	$10,308	$(9,677)	$(631)	$—	$—
Trademarks and brand names—Dice	39,000	—	—	—	39,000
Trademarks and brand names—Other	23,194	(14,379)	(2,286)	(3,168)	3,361
Customer lists	28,473	(13,518)	(2,112)	(6,084)	6,759
Candidate and content database	15,918	(15,295)	(623)	—	—
Acquired intangible assets, net	$116,893	$(52,869)	$(5,652)	$(9,252)	$49,120
During the first quarter of 2017, the Company retired $26.7 million of fully amortized acquired intangible assets.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of September 30, 2017, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

October 1, 2017 through December 31, 2017	$507
2018	1,781
2019	1,476
2020	1,421
2021	1,149
2022 and thereafter	2,106
Total	$8,440

6.    INDEBTEDNESS
Credit Agreement—The Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”) maintains an Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in November 2020. The Credit Agreement, when entered into during November 2015, provided for a revolving loan facility of $250.0 million, which was subsequently reduced to $150.0 million during August 2017, as permitted under the Credit Agreement. In accordance with ASC 470, Line-of-Credit or Revolving-Debt Arrangements, unamortized debt issuance costs of $410,000 were recorded to interest expense at the time of reduction.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 3.0 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by four of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc., Targeted Job Fairs, Inc., Rigzone.com, Inc. and onTargetjobs, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts borrowed as of September 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Amounts borrowed:
Revolving credit facility	$69,000	$86,000
Less: deferred financing costs, net of accumulated amortization of $1,480 and $1,487	(598)	(1,240)
Total borrowed	$68,402	$84,760

Available to be borrowed under revolving facility, subject to certain limitations	$81,000	$164,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.00%
Actual interest rates	3.25%	2.81%
There are no scheduled payments until maturity of the Credit Agreement in November 2020.

7.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2026. Future minimum lease payments under non-cancellable operating leases as of September 30, 2017 are as follows (in thousands):

October 1, 2017 through December 31, 2017	$1,341
2018	4,757
2019	4,245
2020	3,829
2021	3,139
2022 and thereafter	8,727
Total minimum payments	$26,038
Rent expense was $1.2 million and $3.6 million for the three and nine month periods ended September 30, 2017, respectively, and $1.1 million and $3.4 million for the three and nine month periods ended September 30, 2016, respectively, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
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
Tax Contingencies
During the third quarter of 2017, the Company recorded an additional accrual for unrecognized tax benefits for $2.3 million related to filing positions on its prior year US tax returns.
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s board of directors approved a stock repurchase program that permitted the Company to repurchase its common stock through December 2016. Management had discretion in determining the conditions under which shares could have been purchased from time to time. The stock repurchase program expired as of December 31, 2016. The following table summarizes the most recent Stock Repurchase Plan approved by the Board of Directors:

Approval Date	December 2015
Authorized Repurchase Amount of Common Stock	$50 million
Effective Dates	December 2015 to December 2016
There were no stock repurchases during the nine months ended September 30, 2017 and there is no stock repurchase program currently in effect.

9.    DISPOSITION RELATED AND OTHER COSTS
In May 2017, the Company announced plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures include: BioSpace, Hcareers, Health eCareers, and Rigzone.  In connection with the planned divestitures and focus on the tech business, the Company incurred certain severance and other related costs to further these strategic objectives.
The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

	Accrual at June 30, 2017	Expense	Cash Payments	Accrual at September 30, 2017
Severance and retention	$853	$676	(844)	$685
Professional fees	70	373	(179)	264
Total disposition related and other costs	$923	$1,049	(1,023)	$949

	Accrual at December 31, 2016	Expense	Cash Payments	Accrual at September 30, 2017
Severance and retention	$—	$1,793	(1,108)	$685
Professional fees	—	443	(179)	264
Total disposition related and other costs	$—	$2,236	(1,287)	$949
In January 2016, the Company completed the sale of Slashdot Media and incurred severance costs and additional stock based compensation expense for the acceleration of stock vesting. As a result, the Company recognized a loss on the sale of assets of Slashdot Media.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table displays the disposition related and other costs incurred during the nine month period ended September 30, 2016 (in thousands):

Severance—Slashdot Media	$981
Accelerated stock based compensation expense—Slashdot Media	900
Loss on sale of Slashdot Media	639
Severance related to other brands	827
Total disposition related and other costs	$3,347
There were no disposition related and other costs incurred during the three month period ended September 30, 2016.

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
The Company recorded total stock based compensation expense of $1.7 million and $6.3 million during the three and nine month periods ended September 30, 2017, respectively, and $2.3 million and $8.8 million of compensation expense, which included $0.9 million of accelerated compensation due to Slashdot Media as shown in Note 9, during the three and nine month periods ended September 30, 2016, respectively. At September 30, 2017, there was $12.4 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
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
A summary of the status of restricted stock awards as of September 30, 2017 and 2016 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,417,300	$6.38	2,236,250	$8.10
Granted	38,000	$2.80	165,700	$6.90
Forfeited	(183,375)	$6.71	(142,875)	$8.00
Vested	(35,125)	$8.93	(65,250)	$8.76
Non-vested at end of period	2,236,800	$6.25	2,193,825	$8.00

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,226,375	$7.87	2,122,225	$8.54
Granted	1,262,500	$4.72	1,199,200	$7.47
Forfeited	(438,000)	$6.87	(294,375)	$8.15
Vested	(814,075)	$7.98	(833,225)	$8.57
Non-vested at end of period	2,236,800	$6.25	2,193,825	$8.00
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

	Nine Months Ended September 30,
	2017	2016
Weighted average fair value of PSUs granted	$5.38	$7.24
Dividend yield of DHI Group, Inc. stock	—%	—%
Dividend yield of Russell 2000 Index	1.4%	1.7%
Risk free interest rate	1.5%	0.9%
Volatility of DHI Group, Inc. stock	41.0%	33.5%
Volatility of Russell 2000 Index	16.7%	16.7%
A summary of the status of PSUs as of September 30, 2017 and 2016 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	890,838	$6.92	670,838	$8.03
Forfeited	(84,167)	$6.86	(72,084)	$8.05
Vested	—	$—	(18,750)	$8.25
Non-vested at end of period	806,671	$6.93	580,004	$8.02

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	580,004	$8.02	415,000	$9.25
Granted	397,500	$5.38	417,500	$7.24
Forfeited	(170,833)	$7.04	(98,751)	$8.17
Vested	—	$—	(153,745)	$9.13
Non-vested at end of period	806,671	$6.93	580,004	$8.02
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the nine months ended September 30, 2017 and September 30, 2016.
A summary of the status of options previously granted as of September 30, 2017, and 2016, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,273,088	$9.29	$—
Forfeited	(136,875)	$9.42	$—
Options outstanding at end of period	1,136,213	$9.28	$—

	Three Months Ended September 30, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	2,273,323	$7.89	$539,367
Exercised	(336,360)	$4.86	$854,271
Forfeited	(66,563)	$8.12	$—
Options outstanding at end of period	1,870,400	$8.43	$1,059,282

	Nine Months Ended September 30, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,779,613	$8.46	$50,869
Exercised	(66,188)	$6.08	$12,821
Forfeited	(577,212)	$7.14	$—
Options outstanding at end of period	1,136,213	$9.28	$—
Exercisable at end of period	1,086,743	$9.36	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	2,673,512	$7.46	$5,485,248
Exercised	(618,110)	$4.31	$2,198,143
Forfeited	(185,002)	$8.16	$—
Options outstanding at end of period	1,870,400	$8.43	$1,059,282
Exercisable at end of period	1,574,804	$8.47	$946,591

In connection with the Company’s sale of Slashdot Media, the Company accelerated the vesting of 130,375 shares of restricted stock and 24,001 stock options to certain former employees during the nine month period ended September 30, 2016, the expense of which is recorded in Disposition Related and Other Costs in the Condensed Consolidated Statements of Operations.
The weighted-average remaining contractual term of options exercisable at September 30, 2017 is 2.4 years. The following table summarizes information about options outstanding as of September 30, 2017:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 7.00 - $ 7.99	327,375	3.4	285,687
$ 8.00 - $ 8.99	199,500	1.8	191,718
$ 9.00 - $ 9.99	480,000	2.6	480,000
$ 10.00 - $ 14.50	129,338	0.8	129,338
	1,136,213		1,086,743

11.    SEGMENT INFORMATION
The Company changed its reportable segments during the third quarter of 2017 to reflect the current tech-focused operating structure, which was announced in the second quarter of 2017 and implemented in the third quarter of 2017. Accordingly, all prior periods have been recast to reflect the current segment presentation.
The Company has two reportable segments: Tech-focused and Healthcare. The Tech-focused reportable segment includes the Dice, Dice Europe, ClearanceJobs, eFinancialCareers (formerly in the Global Industry Group segment), and Brightmatter (absorbed into Tech-focused in the third quarter of 2017 and formerly in Corporate & Other) services, as well as the Company’s Open Web technology. The getTalent assets and liabilities along with its revenues and expenses that were previously in Brightmatter remain in Corporate & Other. The Healthcare reportable segment includes the Health eCareers service and was unchanged from prior presentation. Management has organized its reportable segments based upon our internal management reporting.
The Company has other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media (business sold in the first quarter of 2016), Hcareers, Rigzone, Biospace (each formerly in the Global Industry Group segment) and getTalent services, which are recorded in the "Corporate & Other" category, along with corporate-related costs which are not considered in a segment.
The Company’s foreign operations are comprised of the Dice Europe operations and a portion of the eFinancialCareers and Rigzone services, which operate in Europe, the financial centers of the gulf region of the Middle East, and Asia Pacific. The Company’s foreign operations also include Hcareers, which operates in Canada, and the Company's Open Web technology, which operates in Europe. Revenue by geographic region, as shown in the table below, is based on the location of each of the Company’s subsidiaries.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information (in thousands and recast for the change in reportable segments):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
By Segment:
Revenues:
Tech-focused	$39,814	$42,739	$118,638	$128,876
Healthcare	6,462	6,735	19,741	20,647
Corporate & Other	6,148	6,599	18,635	22,509
Total revenues	$52,424	$56,073	$157,014	$172,032

Depreciation:
Tech-focused	$1,789	$1,743	$5,144	$5,508
Healthcare	406	539	1,451	1,630
Corporate & Other	381	196	1,108	501
Total depreciation	$2,576	$2,478	$7,703	$7,639

Amortization:
Tech-focused	$28	$278	$108	$1,833
Healthcare	162	218	487	654
Corporate & Other	364	1,074	1,091	3,619
Total amortization	$554	$1,570	$1,686	$6,106

Operating income (loss):
Tech-focused	$9,485	$14,147	$30,700	$40,097
Healthcare	(187)	(366)	(1,279)	(537)
Corporate & Other	(6,760)	(29,864)	(18,586)	(44,516)
Operating income (loss)	2,538	(16,083)	10,835	(4,956)
Interest expense	(1,173)	(901)	(2,777)	(2,593)
Other expense	(3)	(1)	(10)	(33)
Income (loss) before income taxes	$1,362	$(16,985)	$8,048	$(7,582)

Capital expenditures:
Tech-focused	$1,931	$1,783	$7,544	$5,595
Healthcare	366	245	996	642
Corporate & Other	248	897	1,813	2,005
Total capital expenditures	$2,545	$2,925	$10,353	$8,242

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
By Geography:
Revenues:
United States	$38,869	$41,617	$117,026	$126,617
United Kingdom	4,541	5,291	13,886	18,875
EMEA, APAC and Canada (1)	9,014	9,165	26,102	26,540
Non-United States	13,555	14,456	39,988	45,415
Total revenues	$52,424	$56,073	$157,014	$172,032

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017	December 31, 2016
Total assets (recast for the change in reportable segments):
Tech-focused	$263,822	$263,462
Healthcare	13,287	14,375
Corporate & Other	28,895	32,258
Total assets	$306,004	$310,095

The Company changed its reporting units during the third quarter of 2017 to reflect the current reporting structure. The reporting units are: Tech-focused, Healthcare, Hospitality, Energy, and BioSpace. The following table shows the carrying amount of goodwill by segment as of December 31, 2016 and September 30, 2017 and the changes in goodwill for the nine month period ended September 30, 2017 (in thousands):

	Tech-focused	Healthcare	Corporate & Other	Total
Goodwill at December 31, 2016	$152,165	$6,269	$13,311	$171,745
Foreign currency translation adjustment	$4,896	$—	$—	$4,896
Goodwill at September 30, 2017	$157,061	$6,269	$13,311	$176,641

On June 23, 2016, the United Kingdom (“UK”) held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees based in the UK and Europe along with adversely impacting foreign currencies, particularly the British Pound Sterling as compared to the United States dollar.  These disruptions and uncertainties could decrease demand for finance and technology professionals in the markets we serve. This decline in demand and any future declines in demand could significantly decrease the use of our finance and technology industry job posting websites and related services, which may adversely affect the Tech-focused reporting unit’s financial condition and results of operations. If recruitment activity is slow in the industries in which we operate during 2017 and beyond, our revenues and results of operations will be negatively impacted. As a result of these factors, in the third quarter, the Company further evaluated the fair value of the Tech-focused reporting unit and believes it is not more likely than not that the fair value is less than the carrying value. If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.
The fair value of the Hospitality reporting unit was not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2016. The percentage by which the estimated fair value exceeded carrying value for the Hospitality reporting unit was 19%. As a result of the continued competition in the Hospitality reporting unit, the Company performed an interim goodwill impairment test of the Hospitality reporting units as of December 31, 2016. The percentage by which the estimated fair value exceeded the carrying value for the Hospitality reporting unit as of December 31, 2016 was 16%. As a result of these factors, in the third quarter, the Company further evaluated the fair value of the Hospitality reporting unit and believes it is not more likely than not that the fair value is less than the carrying value. The Healthcare reporting unit was not at risk of experiencing a fair value less than carrying value. Therefore, no interim impairment testing was performed as of September 30, 2017.
The Company disclosed in the second quarter of 2017 that the fair value of the Finance reporting unit, now included in Tech-focused, was not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2016.  See evaluation of the Tech-focused reporting unit above.

12.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Stock-based awards of approximately 3.0 million and 3.3 million were outstanding during the three and nine month periods ended September 30, 2017, respectively, and approximately 2.5 million shares were outstanding during the three and nine month periods ended September 30, 2016, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the effect of the awards is anti-dilutive. In 2016, shares issuable from stock-based awards of 0.8 million for both the three and nine month periods

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ended September 30, 2016 were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,058	$(16,841)	$4,220	$(10,876)

Weighted-average shares outstanding—basic	48,021	47,719	47,858	48,596
Add shares issuable from stock-based awards	481	—	539	—
Weighted-average shares outstanding—diluted	48,502	47,719	48,397	48,596

Basic earnings per share	$0.02	$(0.35)	$0.09	$(0.22)
Diluted earnings per share	$0.02	$(0.35)	$0.09	$(0.22)

13.    SUBSEQUENT EVENTS

The Company was paid restitution by a former employee in the amount of $3.3 million on October 24, 2017 pursuant to an Order of Restitution issued by the United States District Court for the Southern District of New York in the criminal matter captioned United States of America v. David W. Kent. The gain will be recorded as a component of operating income in the fourth quarter of 2017.

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
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, the review of potential dispositions of certain of our businesses and the terms and timing of any such transactions, the results and timing of our search for a new Chief Executive Officer, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the uncertainty surrounding the UK’s future departure from the European Union (“EU”), including uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Through our predecessors, we have been in the recruiting and career development business for more than 25 years. Based on our operating structure, we have identified two reportable segments.
Our reportable segments include:

•	Tech-focused— Dice, Dice Europe, ClearanceJobs, eFinancialCareers, Brightmatter, (absorbed into Tech-focused in the third quarter of 2017), and excludes getTalent.

•	Healthcare— Health eCareers
Dice, Dice Europe, ClearanceJobs, and eFinancialCareers are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands.
We have other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media (business sold in the first quarter of 2016), Hospitality, Rigzone, and BioSpace (each formerly in the Global Industry Group) and getTalent services, which are reported in the "Corporate & Other" category, along with corporate-related costs which are not considered in a segment.

Recent Developments
The Company announced on May 3, 2017 plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures include: BioSpace, Hcareers, Health eCareers, and Rigzone. The Company has engaged a financial advisor and continues the process of evaluating opportunities to conduct value enhancing divestitures of these non-tech businesses. There can be no assurance that the process will result in a transaction for the disposition of one or more of our businesses, or if a transaction is undertaken, as to its terms or timing.
Effective July 1, 2017, in connection the Company’s focus on the tech-based business and the planned divestitures, it organized leadership responsibilities to leverage operating capabilities more effectively on technology recruiting.  This entailed combining brands that have a high focus on technology recruiting into one management structure called Tech-focused.  Management believes this new structure will allow the Company to leverage its organizational capabilities to drive growth in its Tech-focused brands.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the term of the packages purchased. Our Tech-focused segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Healthcare segment as well as Hcareers (included in Corporate & Other) sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At September 30, 2017 and September 30, 2016, Dice had approximately 6,600 and 7,250 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer decreased from $1,122 and $1,121 for the three and nine months ended September 30, 2016, respectively, to $1,108 and $1,109 for the three and nine months ended September 30, 2017, respectively. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $81.8 million at September 30, 2017, and $84.6 million at December 31, 2016.
We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.
The Company’s revenues for the three and nine month periods ended September 30, 2017 declined year-over-year in each of our brands except ClearanceJobs.  The declines are due to many factors including competition and evolution in the digital recruitment market, as well as macroeconomic impacts.  The digital recruitment market continues to be challenged by attribution, which reflects our ability to receive the proper credit for value delivered to customers based on our customers’ internal tracking systems, contributing to lower renewal rates in recruitment packages at Dice. Macroeconomic drivers include the prolonged down-turn in the energy market resulting in revenue declines in our Rigzone business.  Foreign currency and uncertainty around Brexit have also contributed to lower revenues in eFinancialCareers and Dice Europe.
The Company continues to evolve and present new products to the market such as Lengo, OpenWeb, Shift and others. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new recruitment package customers and advertisers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the products noted above.
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
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2017	2016
	(in thousands, except percentages)
Tech-focused	$39,814	$42,739	$(2,925)	(6.8)%
Healthcare	6,462	6,735	(273)	(4.1)%
Corporate & Other	6,148	6,599	(451)	(6.8)%
Total revenues	$52,424	$56,073	$(3,649)	(6.5)%
We experienced a decrease in revenue in the Tech-focused segment of $2.9 million, or 6.8%. Revenue at Dice decreased by $2.9 million compared to the same period in 2016, primarily due to the decline in recruitment package customer count in the U.S. from 7,250 at September 30, 2016 to 6,600 at September 30, 2017. eFinancialCareers revenue decreased by $0.5 million as compared to the same period in 2016 due primarily to lower activity in the North America region. Revenue for ClearanceJobs increased by $0.8 million for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to increased volume and pricing supported by favorable market conditions and enhanced product offerings.
The Healthcare segment revenue decreased $0.3 million, or 4.1%. This decrease was primarily due to a decrease in usage of job posting products. Corporate & Other decreased $0.5 million, or 6.8% primarily due to macroeconomic conditions in Rigzone.
Cost of Revenues

	Three Months Ended September 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Cost of revenues	$7,616	$7,943	$(327)	(4.1)%
Percentage of revenues	14.5%	14.2%

Cost of revenues in the Tech-focused segment decreased $275,000 primarily due to lower compensation related costs.
Product Development Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Product development	$6,423	$6,018	$405	6.7%
Percentage of revenues	12.3%	10.7%
Product development expenses increased primarily due to higher compensation related costs at the Tech-focused segment of $0.9 million consistent with the Company's strategy, partially offset by reductions in compensation related costs at Hospitality and Energy, in Corporate & Other of $467,000.
Sales and Marketing Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Sales and marketing	$19,988	$19,425	$563	2.9%
Percentage of revenues	38.1%	34.6%

The Tech-focused segment increased by $1.1 million due to increased discretionary marketing costs of $0.9 million focused on engaging with and attracting technology professionals. This increase was partially offset by decreases in Corporate & Other in discretionary marketing and compensation related costs of $513,000 primarily in Hcareers.
General and Administrative Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
General and administrative	$9,454	$10,101	$(647)	(6.4)%
Percentage of revenues	18.0%	18.0%
The decrease was primarily due to lower stock-based compensation expense in the Tech-focused segment, which was due to the lower value of equity awards in the current period and forfeitures of prior awards granted.
Depreciation

	Three Months Ended September 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Depreciation	$2,576	$2,478	$98	4.0%
Percentage of revenues	4.9%	4.4%
The increase was primarily due to higher levels of capital expenditures focused at the Tech-focused segment, including costs of internally developed software.
Amortization of Intangible Assets

	Three Months Ended September 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Amortization	$554	$1,570	$(1,016)	(64.7)%
Percentage of revenues	1.1%	2.8%

Amortization expense decreased due to certain intangible assets at the Tech-focused segment and at Corporate & Other becoming fully amortized or written off during the prior year.

Impairment of Goodwill

Goodwill of $15.4 million related to Rigzone, the Energy reporting unit, was written down to zero in the third quarter of
2016 due to the decline in demand for energy professionals, which has significantly decreased the use of our energy industry job posting websites and related services.

Impairment of Intangible and Fixed Assets

Unamortized development costs of $2.2 million related to the Company’s getTalent product were written off in the third quarter of 2017 as the Company terminated the product offering.  Unamortized intangible assets of $9.3 million related to Rigzone, the Energy reporting unit, were written off in the third quarter of 2016 as a result of the decline in demand for energy professionals, which has significantly decreased the use of our energy industry job posting websites and related services.

Disposition Related and Other Costs

	Three Months Ended September 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Disposition related and other costs	$1,049	$—	$1,049	n.m.
Percentage of revenues	2.0%	—%
The disposition related and other costs, as described in Note 9 to the Condensed Consolidated Financial Statements, of $1.0 million in 2017 are primarily due to severance and other related costs in connection with the current divestiture process and the Company's Tech-focused strategy.
Operating Income
Operating income for the three months ended September 30, 2017 was $2.5 million, margin of 4.8%, compared to $(16.1) million, margin of (28.7)%, for the same period in 2016, an increase of $18.9 million. The increased operating income and margin are primarily due to the impairment of goodwill and intangible assets at Rigzone, the Energy reporting unit, of $24.6 million during the prior year, partially offset by lower revenue of $3.4 million and the fixed asset impairment of $2.2 million in 2017 related to the getTalent product.
Interest Expense

	Three Months Ended September 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Interest expense	$1,173	$901	$272	30.2%
Percentage of revenues	2.2%	1.6%
Interest expense for the three months ended September 30, 2017 was higher primarily due to unamortized debt issuance costs of $410,000 being written off in the current period following the borrowing capacity reduction of the Credit Agreement from $250 million to $150 million. This increase was partially offset by the lower weighted-average debt outstanding in the three months ended September 30, 2017, combined with higher interest rates.
Income Taxes

	Three Months Ended September 30,
	2017	2016
	(in thousands, except percentages)
Income (loss) before income taxes	$1,362	$(16,985)
Income tax expense (benefit)	304	(144)
Effective tax rate	22.3%	0.8%
The effective tax rate in the current year was lower than the 35% statutory rate primarily due to a $171,000 decrease in the valuation allowance related to the realizability of US foreign tax credits in future years. The rate in the prior year was lower than the statutory rate because of tax expense of $5.3 million related to a non-deductible impairment of goodwill.
Earnings (loss) per Share
Earnings per share was $0.02 and $(0.35) for the three month periods ended September 30, 2017 and 2016, respectively. The increase was primarily due to a decrease in operating expenses in the current period, which was due to the impairment of goodwill and intangible assets at Rigzone, the Energy reporting unit, of $24.6 million during the prior year.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2017	2016
	(in thousands, except percentages)
Tech-focused	$118,638	$128,876	$(10,238)	(7.9)%
Healthcare	19,741	20,647	$(906)	(4.4)%
Corporate & Other	18,635	22,509	(3,874)	(17.2)%
Total revenues	$157,014	$172,032	$(15,018)	(8.7)%
We experienced a decrease in revenue in the Tech-focused segment of $10.2 million, or 7.9%. Revenue at Dice decreased by $9.1 million compared to the same period in 2016, primarily due to the decline in recruitment package customer count in the U.S. from 7,250 at September 30, 2016 to 6,600 at September 30, 2017. Revenues for Dice Europe decreased $814,000 due to closing the Benelux region in the fourth quarter of 2016 and the negative currency impact of $316,000. eFinancialCareers revenue decreased by $2.5 million as compared to the same period in 2016 due to lower activity in the UK and North America regions and the negative impact of foreign exchange in 2017 of $1.4 million. These revenue declines were partially offset by ClearanceJobs, which increased by $2.4 million as compared to the same period of 2016, primarily due to increased volume and pricing supported by favorable market conditions and enhanced product offerings.
Corporate & Other decreased by $3.9 million, or 17.2%. Rigzone decreased $2.1 million due to macroeconomic conditions in the energy industry, Hcareers decreased by $597,000 due to increased competition in the hospitality market, and due to the sale of Slashdot Media in January 2016. The Healthcare segment decreased by $906,000, or 4.4%, due to decreased usage of job posting products.
Cost of Revenues

	Nine Months Ended September 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Cost of revenues	$22,681	$24,557	$(1,876)	(7.6)%
Percentage of revenues	14.4%	14.3%

Cost of revenues in Corporate & Other decreased $1.1 million, including a decrease at Slashdot Media of $252,000 as the business was sold in January 2016 and due to $860,000 from lower compensation and infrastructure related costs. Healthcare decreased $453,000 primarily due to decreased royalty payments from lower activity with healthcare associations. Tech-focused decreased $331,000 due to lower compensation related costs.
Product Development Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Product development	$19,230	$19,323	$(93)	(0.5)%
Percentage of revenues	12.2%	11.2%

Product Development costs at the Tech-focused segment increased $1.3 million primarily due to compensation related costs redirected to the Company's strategy while Corporate & Other decreased $1.0 million from lower compensation related costs at Corporate, Rigzone, and Hcareers of $419,000, $358,000 and $189,000, respectively, partially offset the Tech-focused increase. Slashdot decreased $395,000 as the business was sold in January 2016.

Sales and Marketing Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Sales and marketing	$59,638	$58,573	$1,065	1.8%
Percentage of revenues	38.0%	34.0%

Sales and marketing costs increased due to higher discretionary marketing at Tech-focused of $2.3 million, partially offset by lower compensation related costs of $493,000 and $425,000 at Rigzone and Hcareers within Corporate & Other, respectively.  Slashdot decreased $137,000 as the business was sold in January 2016.
General and Administrative Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
General and administrative	$30,779	$32,822	$(2,043)	(6.2)%
Percentage of revenues	19.6%	19.1%

General and administrative expenses decreased in the current period by $2.0 million compared to the same period in 2016 due to a decrease in stock-based compensation expense of $2.5 million, primarily resulting from the lower value of equity awards in the current period, forfeitures of prior awards granted, and acceleration of $900,000 at Slashdot Media in 2016, which is included in disposition related and other costs. In addition, the Tech-focused segment incurred lower compensation costs in the current period of $345,000.
Depreciation

	Nine Months Ended September 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Depreciation	$7,703	$7,639	$64	0.8%
Percentage of revenues	4.9%	4.4%
Depreciation expense for the nine months ended September 30, 2017 approximates the same period of the prior year.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Amortization	$1,686	$6,106	$(4,420)	(72.4)%
Percentage of revenues	1.1%	3.5%

Amortization expense decreased by $4.4 million due to certain intangible assets at the Tech-focused segment and at Corporate & Other becoming fully amortized or written off during the prior year.

Impairment of Goodwill

Goodwill of $15.4 million related to Rigzone, the Energy reporting unit, was written down to zero in the third quarter of
2016 due to the decline in demand for energy professionals, which has significantly decreased the use of our energy industry job posting websites and related services.

Impairment of Intangible and Fixed Assets

Unamortized development costs of $2.2 million related to the Company’s getTalent product were written off in the third quarter of 2017 as the Company terminated the product offering. Unamortized intangible assets of $9.3 million related to Rigzone, the Energy reporting unit, were written off in the third quarter of 2016 as a result of the decline in demand for energy professionals, which has significantly decreased the use of our energy industry job posting websites and related services.

Disposition Related and Other Costs

	Nine Months Ended September 30,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Disposition related and other costs	$2,236	$3,347	$(1,111)	(33.2)%
Percentage of revenues	1.4%	1.9%
The disposition related and other costs, as described in Note 9 to the Condensed Consolidated Financial Statements, of $2.2 million in 2017 are primarily due to severance and related costs of $1.8 million, and professional fees and other costs of $0.5 million in connection with the current divestiture process and the tech-focused strategy.
The disposition related and other costs of $3.3 million in 2016 are primarily due to the sale of Slashdot Media, including severance of $981,000, stock based compensation acceleration of $900,000, and a loss on sale of $639,000. Also included in disposition related and other costs is other severance primarily related to the consolidation of the Global Industry Group (dissolved June 30, 2017) of $827,000.
Operating Income
Operating income for the nine months ended September 30, 2017 was $10.8 million, for a margin of 6.9%, as compared to a loss of $(5.0) million, a margin of (2.9)%, for the same period in 2016, an increase of $16.1 million. The increase was primarily due to impairment of goodwill and intangible assets at Rigzone, the Energy reporting unit, of $24.6 million in 2016 and the sale of Slashdot Media in January 2016, partially offset by lower revenue of $3.4 million and the fixed asset impairment of $2.2 million in 2017 related to the getTalent product.
Interest Expense

	Nine Months Ended September 30,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Interest expense	2,777	$2,593	$184	7.1%
Percentage of revenues	1.8%	1.5%
Interest expense for the nine months ended September 30, 2017 increased from the same period in 2016 due to $410,000 of deferred financing costs being charged to interest expense in the current period following the borrowing capacity reduction of the Credit Agreement from $250 million to $150 million. This increase was partially offset by the lower weighted-average debt outstanding in the nine months ended September 30, 2017, combined with higher interest rates.
Income Taxes

	Nine Months Ended September 30,
	2017	2016
	(in thousands, except percentages)
Income (loss) before income taxes	$8,048	$(7,582)
Income tax expense	3,828	3,294
Effective tax rate	47.6%	(43.4)%
The effective tax rate in the current period was higher than the 35% statutory rate primarily due to tax expense of $910,000 related to share-based compensation awards which vested or were settled in 2017, related to the adoption of ASU No. 2016-09, as discussed in Note 2 in the Notes to the Condensed Consolidated Financial Statements. The rate in the prior period was lower than the statutory rate because of tax expense of $5.3 million related to a non-deductible impairment of goodwill.
Earnings (loss) per Share

Earnings (loss) per share was $0.09 and $(0.22) for the nine month periods ended September 30, 2017 and 2016, respectively. The lower prior period earnings per share was primarily the result of the impairment of goodwill and intangible assets of $24.6 million in the prior period.
Liquidity and Capital Resources
Non-GAAP Measures
We have provided certain non-GAAP financial information as additional information for our operating results. These measures are not in accordance with, or an alternative for measures in accordance with GAAP and may be different from similarly titled non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as Adjusted EBITDA, provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.
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
A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2017 and 2016 follows (in thousands):

	For the nine months ended September 30,
	2017	2016
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$4,220	$(10,876)
Interest expense	2,777	2,593
Income tax expense	3,828	3,294
Depreciation	7,703	7,639
Amortization of intangible assets	1,686	6,106
Impairment of goodwill	—	15,369
Non-cash stock compensation expense	6,275	7,850
Impairment of fixed and intangible assets	2,226	9,252
Severance--Slashdot Media	—	981
Accelerated stock based compensation expense--Slashdot Media	—	900
Loss on sale of business	—	639
Costs related to strategic alternatives process	807	—
Costs related to divestitures	442	—
Other	10	33
Adjusted EBITDA	$29,974	$43,780

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$27,179	$37,012
Interest expense	2,777	2,593
Amortization of deferred financing costs	(642)	(243)
Income tax expense	3,828	3,294
Deferred income taxes	23	1,977
Severance--Slashdot Media	—	981
Change in accrual for unrecognized tax benefits	(2,358)	(166)
Change in accounts receivable	(10,607)	(8,047)
Change in deferred revenue	3,774	493
Costs related to strategic alternatives process	807	—
Costs related to divestitures	442	—
Changes in working capital and other	4,751	5,886
Adjusted EBITDA	$29,974	$43,780

Cash Flows

We have summarized our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands).

	For the nine months ended September 30,
	2017	2016
Cash from operating activities	$27,179	$37,012
Cash used in investing activities	(10,660)	(6,032)
Cash used in financing activities	(17,722)	(35,294)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2017, we had cash of $22.1 million compared to $23.0 million at December 31, 2016. Cash held by foreign subsidiaries totaled approximately $17.7 million at September 30, 2017, of which $1.4 million was held by the Canada subsidiary.  The remaining cash of $16.3 million held outside the United States and Canada is indefinitely reinvested. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries. Because the Company has asserted that the foreign earnings, excluding Canada, are indefinitely reinvested, we have not recorded a deferred tax liability related to such foreign earnings.  The Company has not disclosed the unrecorded deferred tax liability as determination of the liability is not practicable.
Liquidity
Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $81.0 million in borrowing capacity under our $150.0 million Credit Agreement at September 30, 2017, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to three times annual Adjusted EBITDA levels. We believe that our existing U.S. and Canadian cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash flows from operating activities were $27.2 million and $37.0 million for the nine month periods ended September 30, 2017 and 2016, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. The cash provided by operating activities during the 2017 period decreased due to lower earnings.
Investing Activities
During the nine month period ended September 30, 2017, cash used by investing activities was $10.7 million compared to $6.0 million in the same period in 2016. Cash used by investing activities in the nine month period ended September 30, 2017 was attributable to the acquisition of fixed assets, including costs of internally developed software. Cash used in investing activities in the nine month period ended September 30, 2016 was primarily attributable to $8.5 million used to acquire fixed assets, including costs of internally developed software, partially offset by cash received on sale of Slashdot Media of $2.4 million.
Financing Activities
Cash used in financing activities during the nine month period ended September 30, 2017 was $17.7 million as compared to $35.3 million in the nine month period ended September 30, 2016. The cash used during the current period was primarily due to $17.0 million used in repayments on long-term debt. During the nine months ended September 30, 2016, the cash used in financing activities was due to $26.2 million of payments to repurchase the Company’s common stock, and $9.0 million of net repayments on long-term debt.

Credit Agreement
In November 2015, we entered into a new Credit Agreement, which provided for a revolving loan facility of $250.0 million, maturing in November 2020. The facility was reduced from $250.0 million to $150.0 million in the third quarter of 2017.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 6 in the Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of September 30, 2017:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$69,000	$—	$—	$69,000	$—
Operating lease obligations	26,038	1,341	9,002	6,968	8,727
Total contractual obligations	$95,038	$1,341	$9,002	$75,968	$8,727
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2017, we had $69.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 6 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 3.25% (the rate in effect on September 30, 2017) on our current borrowings, interest payments are expected to be $0.7 million for October through December 2017, $5.7 million in 2018-2019 and $2.6 million in 2020.
As of September 30, 2017, we recorded approximately $4.9 million of unrecognized tax benefits as liabilities, including an increase of $2.3 million from December 31, 2016 related to filing positions on our prior year US tax returns. We are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2017 are $4.9 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $624,000 of its unrecognized tax benefits may be recognized in the next twelve months.
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
Persistent low oil prices since 2014 is an example of how economic conditions can negatively impact our revenues and results of operations. As a result, we have seen decreased demand for energy professionals worldwide. This decline in demand and any future declines in demand for energy professionals could further decrease the use of our energy industry job posting websites and related services. From the second half of 2011 into 2014, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment activity slowed in the industries in which we operate during 2017 and beyond, our revenues and results of operations will be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Dice Europe and Hcareers also conduct business outside the United States. For the nine months ended September 30, 2017 and 2016, approximately 25% of our revenues were earned outside the United States and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling and between local currencies and the United States dollar and the subsequent translation of the British Pound Sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses for the nine months ended September 30, 2017 and 2016, would have been a decrease of approximately $202,000 and $195,000, respectively.
On June 23, 2016, the UK held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a decline in the value of the British Pound Sterling as compared to the United States dollar. Volatility in exchange rates may occur as the UK negotiates its exit from the EU. We currently do not hedge our British Pound Sterling exposure and therefore are susceptible to currency risk. Any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2017 and December 31, 2016, our translation adjustment decreased stockholders’ equity by $27.6 million and $32.3 million, respectively. The change from December 31, 2016 to September 30, 2017 is primarily attributable to the position of the United States dollar against the British Pound Sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of September 30, 2017, we had outstanding borrowings of $69.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2017 on our current borrowings would increase by approximately $173,000.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2017. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

If we fail to attract or retain key executives and personnel, there could be a material adverse effect on our business.

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
We recently announced the departure of our Chief Executive Officer, effective upon the earlier of March 31, 2018 and the date on which his successor is appointed. The Board has an active search process underway to select the next CEO. Such leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including to our relationships with customers and employees. In addition, if we are unable to attract and retain a qualified candidate to become our permanent CEO in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. It may also make it more difficult to retain other key employees until the transition is complete.
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations, except as otherwise described herein. As of November 2, 2017 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-

Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
There were no stock repurchases during the quarter ended September 30, 2017 and there is no stock repurchase program currently in effect.

Item 5.    Other Information

Item 6.    Exhibits

10.1*
Consent Memorandum, dated August 15, 2017, among JPMorgan Chase Bank, N.A, as administrative agent (the "Administrative Agent"), the Lenders party thereto, and DHI Group, Inc., Dice Inc., and Dice Career Solutions, Inc., as borrowers (the “Borrowers”), related to that certain Amended and Restated Credit Agreement, dated as of November 24, 2015 (as amended) by and among the Borrowers, the Lenders party thereto and the Administrative Agent.

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

Date:	November 2, 2017	DHI Group, Inc.
Registrant

		By:	/S/ Michael P. Durney
Michael P. Durney President and Chief Executive Officer
(Principal Executive Officer)

/S/ Luc Grégoire
Luc Grégoire Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*
Consent Memorandum, dated August 15, 2017, among JPMorgan Chase Bank, N.A, as administrative agent (the "Administrative Agent"), the Lenders party thereto, and DHI Group, Inc., Dice Inc., and Dice Career Solutions, Inc., as borrowers (the “Borrowers”), related to that certain Amended and Restated Credit Agreement, dated as of November 24, 2015 (as amended) by and among the Borrowers, the Lenders party thereto and the Administrative Agent.

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