Form 10-K
period 2017-12-31
DHI GROUP, INC.
filed 2018-02-12
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $142,000,000 as of June 30, 2017, the last business day of the registrant’s second fiscal quarter of 2017.
As of February 2, 2018, there were 50,408,018 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2017.

DHI GROUP, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, and descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction;

•	our ability to successfully divest our non-core businesses and execute our tech-focused strategy;

•	loss of key executives and technical personnel and our ability to attract and retain key executives, including our CEO;

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	competition from existing and future competitors;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	decreases or delays in business-to-business technology advertising spending could harm our ability to generate advertising revenue;

•	failure to develop and maintain our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	failure to timely and efficiently scale and adapt our existing technology and network infrastructure;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information;

•	our indebtedness;

•	inability to borrow funds under our Credit Agreement (as defined below) or refinance our debt;

•	results of operations fluctuate on a quarterly and annual basis;

•	periods of operating and net losses and history of bankruptcy;

•	covenants in our Credit Agreement;

•	inability to successfully integrate recent and future acquisitions or identify and consummate future acquisitions;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	compliance with changing corporate governance requirements and costs incurred in connection with being a public company;

•	compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•	volatility in our stock price;

•	failure to maintain internal controls over financial reporting;

•	U.S. and foreign government regulation of the internet and taxation;

•	changes in foreign currency exchange rates;

•	failure to realize the full potential of our network;

•	decrease in user engagement;

•	failure to halt the operations of websites that aggregate our data, as well as data from other companies;

•	failure of our businesses to attract, retain and engage users;

•	our foreign operations;

•	inability to expand into international markets;

•	unfavorable decisions in proceedings related to future tax assessments;

•	taxation risks in various jurisdictions for past or future sales;

•	the impact of recent tax reform on our financial condition;

•	write-offs of goodwill and intangible assets;

•	volatility in and direction of oil and related commodity prices;

•	significant downturn not immediately reflected in our operating results; and

•	the UK’s impending departure from the EU.

NON-GAAP FINANCIAL MEASURES

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (“GAAP”). Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment, gain or loss on sale of business, and other income or expense (“Adjusted EBITDA”), and Adjusted EBITDA Margin. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of these measures as well as reconciliations to the comparable GAAP measure.

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

Introduction and Summary
This section provides an overview of DHI Group, Inc. (“Company” or “DHI”). Please see our consolidated financial statements included elsewhere in this report for additional discussion regarding our results of operations for the year ended December 31, 2017.

(in thousands)	FY 2017	FY 2016	Change
Revenues	$207,950	$226,970	(8)%
Operating income (1)	$22,865	$3,391	574%
Income (loss) before income taxes	$19,397	$(119)	n.m.
Net income (loss) (2)	$15,978	$(5,398)	n.m.
Diluted earnings (loss) per share (2)	$0.33	$(0.11)	n.m.
Net cash provided by operating activities	$34,409	$44,997	(24)%

Adjusted EBITDA	$41,413	$57,663	(28)%
Adjusted EBITDA Margin	20%	25%	n.m.

(1) Operating income for the year ended December 31, 2017 includes a gain of $6.7 million related to the sale of the Health eCareers business and proceeds from restitution award of $3.3 million in the OilPro related legal matter.  Operating income also includes disposition related and other costs of $4.7 million and impairment of fixed assets of $2.2 million. Operating income for the year ended December 31, 2016 includes impairments of goodwill and intangible assets of $24.6 million and disposition related and other costs of $3.3 million.

(2) Net income and diluted earnings per share for the year ended December 31, 2017 includes income of $4.5 million, net of tax, and $0.09 per share related to the items identified in number 1 above as well as the impact of certain discrete tax items. Net income and diluted earnings per share for the year ended December 31, 2016 includes charges of $30.2 million, net of tax, and $0.63 per share related to the items identified in number (1) above as well as the impact of certain discrete tax items.

For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Non-GAAP Measures” located elsewhere in this report.

2017 Highlights

2017 Progress on Key Strategic Goals: Transition to Tech-Focused
In 2017, we made significant progress against the objective of our Tech-focused strategy that we announced in the fourth quarter of 2016. We realigned our organizational structure to more effectively allocate resources behind the most critical businesses and initiatives, and we began implementing key initiatives to enhance our value proposition for technology professionals and recruiting customers. Our intensified focus and commitment to delivering highly relevant career insights for technology professionals and highly-skilled technology talent for recruiters is strengthening our position as a leading online talent solutions platform for the fast growing field that is expanding across all industries.

Company Profile
DHI was incorporated in Delaware on June 28, 2005 and is a leading provider of data, insights and employment connections through our specialized services for technology professionals and other select online communities. Our mission is to empower tech professionals and organizations to compete and win through expert insights and relevant employment connections by delivering three key value propositions:

•	Providing the most efficient solution for recruiters and employers;

•	Delivering the most relevant technology career related content; and

•	Aggregating and analyzing data to deliver specialized insights.
The majority of our revenues today are generated through the sale of recruitment packages, which allow customers to post jobs on our websites and source candidates through our resume databases and Open Web searches. Recruitment packages are typically provided through contractual arrangements with annual, monthly or interim terms.
Our Products and Services
We help organizations find the best talent, and we help professionals find the best jobs and advance their careers. We do this through a number of products, including:

•	Resume databases. Each of our brands provides powerful, detailed searches of a large number of candidate resumes. Showing customers the right talent makes their recruiting efforts more efficient.

•
Job postings. Our job collections are focused on specific verticals, notably technology, making it easier for professionals to search for relevant jobs. In turn, the applications received by our customers are more likely to be relevant and qualified compared to applications received from generalist sites. Thus, showing professionals the right job postings benefits both the talent and the recruiting organization.

•
Open Web. Our Open Web technology searches over 200 online sources to append and create profiles of a candidate’s professional experience, contributions, history and capabilities (as well as their passions and interests). This allows our customers to build broader pools of talent from across the web, gives them deeper insights into talent they discover, and allows them to engage prospective candidates with a differentiated message.

•
Content and data. Each of our brands provides tailored content to help professionals manage their careers and provide employers insight into recruiting strategies and trends. In addition, some of our brands offer data products specific to their industries.

Industry and Skill Focused Brands
We offer our talent acquisition and career development products and tools through the following key brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
Dice	27	Technology and engineering in the U.S.	Recruitment packages¹
Dice Europe	15	Technology and engineering in the U.K. and Germany	Job postings and advertising
ClearanceJobs	15	Security-cleared professionals	Recruitment packages¹
Targeted Job Fairs	29	Technology, energy and security-cleared professionals	Career fairs and open houses
eFinancialCareers	17	Financial services	Recruitment packages¹ and job postings
Rigzone	19	Oil and gas	Recruitment packages¹ and advertising
BioSpace[2]	32	Biotechnology	Job postings and advertising
Hcareers	20	Hospitality	Job postings
Health eCareers[3]	22	Healthcare	Job postings
¹ Recruitment packages are a combination of job postings and access to our searchable database of candidates (in the case of Dice, Dice Europe and eFinancialCareers, this includes our Open Web Service).

[2] Transferred majority ownership of BioSpace on January 31, 2018 to BioSpace management.
[3]Health eCareers was sold December 4, 2017.
Dice has been a go-to destination for technology and engineering talent in the United States for the past 27 years. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals. Dice had approximately 76,000 job postings as of December 31, 2017. During 2017, Dice in North America had on average approximately 1.6 million monthly users.

Customers can purchase recruitment packages, job postings or advertisements. Approximately 91% of Dice revenue was derived from recruitment packages in 2017. Recruitment packages, including utilizing Open Web which gathers data from over 200 social sites, offers our customers the ability to access the candidate resume database and post up to a specified number of jobs at a single time. Customers are incentivized to purchase our recruitment packages on an annual basis.
Professionals can post their resumes, search jobs and access our career-related content, news and tools. Skill Center, a tool implemented by Dice, uses data aggregated from across the web to show skill trends, giving professionals insights into potential skills gaps and development areas.
Dice entered the European market in 2013 through the acquisition of The IT Job Board, a leading technology career site for the UK and Continental Europe. In 2015, we rebranded The IT Job Board to Dice. Our Open Web service is available to Dice customers in Europe for an additional fee. In Europe, Dice had approximately 9,000 job postings as of December 31, 2017 and during 2017 had on average 207,000 monthly users.
ClearanceJobs is a leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. The majority of candidates with resumes in our database have high-level security clearance. ClearanceJobs had approximately 28,000 job postings as of December 31, 2017. During 2017, ClearanceJobs had on average 420,000 monthly users.
eFinancialCareers is the world’s leading financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, Australia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFinancialCareers to advance their careers. eFinancialCareers extends its global footprint beyond its own sites through job posting distribution agreements with more than 30 finance and business websites around the world, including well-known publications and organizations. Recruitment package customers may purchase Open Web for an additional fee. eFinancialCareers had approximately 10,000 job postings as of December 31, 2017. During 2017, eFinancialCareers had on average 2.1 million monthly users.
Rigzone is a leading website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. In addition to recruitment packages and advertising, Rigzone provides a number of data services products including Riglogix, RigEdge and RigOutlook. Rigzone had approximately 4,000 job postings as of December 31, 2017. During 2017, Rigzone had on average 770,000 monthly users.
Hcareers is a leading source for hospitality jobs across North America and is one of the largest providers of job postings for the hotel, restaurant, food service, casino and assisted living industries. Hospitality professionals like general managers, sales directors, and executive chefs use Hcareers to advance their careers. As of December 31, 2017, Hcareers had approximately 17,000 job postings. During 2017, Hcareers had on average 660,000 monthly users.
BioSpace (transferred majority ownership to BioSpace management January 31, 2018) is a leading resource for biotechnology careers, news and resources and has helped recruitment, communication and discovery among business and scientific leaders within the life sciences. In addition to recruitment packages, customers can purchase BioSpace’s HotBeds campaigns, a unique branding and advertising product to assist regional clusters of companies with high demands for biotech talent. BioSpace had approximately 1,000 job postings as of December 31, 2017. During 2017, BioSpace had on average 426,000 monthly users.
Health eCareers (sold December 4, 2017) is a leading website dedicated to providing career services across many disciplines and specialties within the healthcare industry, including physicians, nurses, and a broad spectrum of allied health professions. Health eCareers powers the career centers for approximately 100 healthcare associations, extending its reach to professionals across the healthcare industry. During 2017, Health eCareers had on average 477,000 monthly users.
Our Industry
We primarily operate in the talent discovery and acquisition segment of the broader market for human capital management services through vertically-oriented career sites. There is a shortage of skilled professionals worldwide and we believe that the overall demand for talent acquisition and career development products and services has significant long-term growth potential.

We also believe that certain industries that employ highly-skilled and highly-paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. For example, as of December 2017, the seasonally unadjusted U.S. unemployment rate was 2.4% for computer-related occupations and 1.5% in the finance sector, as compared to the overall national average of 4.1%, seasonally adjusted. Historically, the unemployment rate for college graduates has been lower than the unemployment rate for the U.S. overall. As of December 2017, the seasonally unadjusted unemployment rate for college graduates was 2.0%.
We believe that there are five major trends that will continue to shape demand for talent acquisition services:

•
Greater competition for professional talent. The candidate-employer relationship has changed, with the balance of power shifting towards the candidates. The length of time to fill positions is an indicator of the availability of qualified talent in the labor market. Our proprietary indicator of time to fill an open position, the DHI-DFH Vacancy Duration Measure, indicates that the mean time to fill a position was 27.9 days in November 2017, nearly seven days longer five years ago when the average was 21.3 days. The longest time-to-fill was in April 2017 at 30.3 days.

•
Sourcing of talent will become more mainstream. Companies are increasingly engaging in ongoing sourcing to build robust candidate pools for both “just in time” candidates as well as future hiring needs. This means recruiters must proactively identify and build relationships with professionals ahead of the creation of a specific job opening. Plus, our proprietary Dice data found a majority of tech professionals surveyed would take a pay cut if given the option to telecommute most of the time.

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

•
Talent attraction and retention becoming more of a strategic priority for companies. The PWC 2017 US CEO Survey found that 31% of U.S. CEOs are ‘extremely concerned’ about the availability of key skills as a threat to their organizations’ growth prospects (an additional 45% are ‘somewhat concerned’). In this environment where top talent is hard to find, organizations are increasingly prioritizing retention of talent. According to Deloitte’s Global Human Capital Trends 2017, more than 10,000 human resource and business leaders across 140 countries reported that they see a need to redesign the organization to drive engagement and retention, improve leadership, and build a meaningful culture.

•
Increased use of data and analytics in human capital management and increased need for insights. As many companies prove the power of analytics in marketing and other business domains, organizations are seeking to gain a competitive advantage by applying data-driven insights to improve their hiring, retention and leadership capabilities. According to Deloitte’s Global Human Capital Trends 2017, 71% of surveyed companies believe that using people analytics is ‘very important or important.’

In this environment, we believe there is an opportunity for career management and talent acquisition tools that leverage the common interests, goals and skills of select professional communities. We believe that a focus on professional communities allows organizations to more efficiently identify talent, with more complete data and insights about that talent.
Our Value Proposition
We are a leading provider of data, insights and employment connections through specialized online professional communities organized around tech professional interests and skill sets. This specialized approach provides tech and fintech professionals with more relevant career related information and opportunities, enhancing their ability to maximize their careers. Through engaging with tech professionals we are able to build rich and unique data sets around valuable talent pools. The combination of our focused online professional websites and rich data sets allows organizations to find and hire professional tech talent more efficiently and effectively, and therefore incentivizes them to source talent through our online professional communities. The benefits our services provide to both tech professionals and recruiting customers create a robust marketplace.
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
Skills assessment and certification. Through our partnership with HackerEarth, the world's largest platform for technology skills assessment and hackathons, Dice customers can screen and qualify candidates across 32 different programming languages, improving the efficiency and efficacy of the recruiting process. Tech professionals benefit by demonstrating proficiency in valuable tech skills that enhance their marketability and value.
Our Strategic Goals
Our goal is to become the leading technology talent acquisition resource serving and engaging tech professionals across a variety of industries. There are four components to our tech-focused strategy:
Focus resources behind our core tech talent brands. We believe that focusing on technology talent acquisition provides us with the best opportunity to win in our increasingly competitive industry. Moreover, to capture the technology market opportunity we need to move quickly, so we plan to focus incremental investments behind the businesses that fall within our tech-focused portfolio - Dice, eFinancialCareers, and ClearanceJobs.

•	Deepen the integration of Open Web with Dice through enhanced data analytic capabilities and new go-to-market strategies;

•	Improve performance attribution for tech-focused talent acquisition brands by accelerating integration with customers’ applicant tracking systems (ATS); and

•	Launch new value-add Dice recruitment products, such as the HackerEarth partnership announced in January 2017.
Deepen engagement with tech professionals. A key conclusion from our strategic review was that in today’s evolving digital media ecosystem it is critical for our success to have meaningful engagement with professionals in order to gain insights and information about professionals that are valuable to our recruiting customers.

•	Offer technology professionals a comprehensive career management platform that provides skill specific insights that help align professionals goals and careers; and

•	Increase the adoption and utility of the Dice Careers App to increase engagement with technology professionals.
Invest further in solutions that address evolving recruiting needs. As our industry continues to evolve, the talent acquisition ecosystem is becoming more complex and recruiters are pursuing more sophisticated search strategies. This environment creates demand for a variety of recruitment solutions, such as social sourcing, and targeted employer branding, among others, that are likely to gain share within the online and broader talent acquisition market in the coming years. We possess a set of solutions that are well positioned to benefit from this trend, which we believe will be a key source of growth for our company.

•	Further leverage our data aggregation and analysis capabilities through services like Lengo with our tech-focused talent acquisition brands to offer customers more comprehensive solutions.
Acquire complementary assets to accelerate growth. The ongoing evolution and fragmentation of our market provides us with the opportunity to launch or acquire new services to enhance our offering to professionals and recruiting customers.
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
We sell our products primarily through our direct sales force. We have a number of direct sales teams organized by brand, market segment, and geography. Our field sales groups target Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our in-house sales teams focus on generating new business from recruiters and small- and mid-size companies, renewing customer contracts, increasing the service levels customers’ purchase and servicing the needs of our largest clients. As of December 31, 2017, we employed approximately 107 sales personnel in the United States and approximately 83 in the rest of the world. In addition to our internal sales organization, we also use ad networks to help generate ad sales.
    We also maintain teams of account managers and customer support specialists who work to ensure customers get the most from our products and services by providing training and assistance. In addition, our customer support departments perform some compliance functions, such as reviewing the websites for false or inaccurate job postings.
Customers
We currently serve a diversified customer base consisting of approximately 15,000 customers in total. No one customer accounted for more than 10% of our revenues in 2017. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms and marketing departments of companies. As of December 31, 2017, notable customers of the Tech-focused segment included Allegis, AT&T, Adecco, Amazon, Apple, Blackrock, Bloomberg, BNY Mellon, Cisco, Dell, Experis, GM Financial, Goldman Sachs, IBM, JP Morgan Chase, Kforce, Microsoft, Moody’s, Morgan Stanley, NCI, Oracle, Robert Half, Samsung, Standard Chartered Bank, UBS, and UPS. Notable customers of the Corp & Other segment included Fairmont, Four Seasons, Great Wolf Resorts, Hilton, Hyatt, IHG, La Quinta, Loews Hotels, Mandarin Oriental, Marriott, and Wyndham. See Item 7 for a description of the segments.
Technology

We use a variety of open source and proprietary technologies to support our website services.  Our websites provide a multi-tenancy technology platform with multiple application services developed to perform at scale.  We primarily utilize Amazon Web Services ("AWS") as our cloud infrastructure platform, which enables us to scale our compute, network, and storage capacity on an as-needed basis.  Our application services and data connections are monitored 24/7 for performance and stability.  Our application and infrastructure architecture enables us to ensure global reach, as well as advantages in resiliency and cloud delivery.  Job seekers and customers can access our website services with any standard web browser, mobile web browsers, and iOS and Android applications. Our websites also utilize AWS disaster recovery, redundancy, and resiliency services, including multi-availability zone, multi-region, redundant storage and networking solutions, and self-healing capabilities.
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
We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. Our trademarks and registered trademarks in the United States and other countries include DICE, CLEARANCEJOBS.COM, RIGZONE, EFINANCIALCAREERS, and HCAREERS.COM. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites and do not intend to register such copyrights.
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
Investments
DHI has made investments through the following acquisitions during the past five years:

	Oil Careers Ltd.	onTargetjobs, Inc. (1) (2)	JobBoard Enterprises Ltd.
Date Acquired	March 2014	November 2013	July 2013
Description	A leading recruitment site for oil and gas professionals in Europe	A leading vertical recruiting service in healthcare and hospitality	Online recruitment company in the technology industry and the corporate owner of The IT Job Board
Brands Included	OilCareers.com	Health eCareers, BioSpace and Hcareers	The IT Job Board
Strategic Rationale	Expansion of Rigzone’s presence in non-U.S. markets	Expansion into healthcare and hospitality verticals	Scale Dice into international markets
Purchase Price	$26.1 mm in cash at closing and $0.3 mm paid for working capital	$46.3 mm net of cash acquired plus payment of $0.6 mm for working capital	£8.0 mm net of cash acquired plus deferred payments made totaling £3.0 mm
(1) Health eCareers was sold on December 4, 2017
(2) Transferred majority ownership to BioSpace management on January 31, 2018.
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
We are subject to domestic and foreign laws and regulations regarding privacy and protection of data. Our privacy policies and terms of use agreements describe our practices concerning the use, storage, transmission and disclosure of user data. Any failure by us to comply with our privacy policies or terms of use agreements, or privacy-related laws and regulations, could result in proceedings against us by governmental authorities or others, which could harm our business. The interpretation of these privacy and data protection laws and various regulators’ approach to their enforcement, as well as our products and services, continue to evolve over time. We face the risk that these laws may be interpreted and applied in conflicting ways in different jurisdictions or in a manner that is not consistent with our current data protection practices, or that new and unclear laws will be enacted. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the new European General Data Protection Regulation (“GDPR”) will take effect in May 2018 and will apply to all of our European operations. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements.
Complying with these varying domestic and foreign requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of confidence in our products and services and, ultimately, in a loss of customers, which could have an adverse effect on our business.
Furthermore, favorable laws may change, including for example in the United States where the FCC recently voted to repeal net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Employees
As of December 31, 2017, we had 615 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Item 1A.	Risk Factors

We may from time to time consider strategic alternatives that may enhance stockholder value, which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to fully realize the potential benefits of any such transaction.

We may consider from time to time strategic alternatives to ensure the Company’s ownership structure optimizes the Company’s ability to achieve growth initiatives through its strategic plan and to maximize stockholder value. The consideration of strategic alternatives could result in, among other things, a sale, merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that any review of strategic alternatives will result in the identification or consummation of any transaction. Although there would be uncertainty that considering any possible transaction would result in definitive agreements or the completion of such transaction, we may devote a significant amount of our management resources to analyzing and pursuing such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate a strategic alternative in the future, we cannot be certain that we would fully realize the potential benefit of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price. We do not undertake to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.

We may not be successful in divesting our non-core businesses and executing our tech-focused strategy which could have a material adverse effect on our results of operations.
We previously announced our intention to execute our tech-focused strategy and the related plan to divest certain non-core businesses, including BioSpace, HCareers, Health eCareers and Rigzone. While the Company completed the sale of Health eCareers in December 2017 and transferred majority ownership of BioSpace in January 2018, we may encounter difficulty in finding or completing divestiture opportunities (or alternative exit strategies) with respect to our remaining non-core businesses on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives, including the execution of our tech-focused strategy, or cause us to incur additional expenses with respect to the business that we seek to dispose. In addition, any delay in the timing of a divestiture transaction may negatively impact our business operations or liquidity for a period of time. Alternatively, we may dispose of these non-core businesses at prices or on terms that are less favorable than we had anticipated. In addition, we may also have continuing obligations for pre-existing liabilities related to the divested businesses. Such obligations may have a material adverse impact on our results of operations and financial condition. Any such dispositions could also result in disruption to other parts of our business, including potential disruption of our ongoing business and distraction of management, potential loss of employees or customers, potential loss of revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.
In addition, we may not be successful in the implementation of our tech-focused strategy. There can be no assurance that the allocation of resources behind our tech-focused businesses and initiatives will result in the strengthening of our competitive position, the failure of which could have a material adverse effect on our financial condition and results of operations.
If we fail to attract or retain key executives and personnel, there could be a material adverse effect on our business.
Our performance is substantially dependent on the performance of senior management and key technical personnel. We have employment agreements, which include non-compete provisions, with all members of senior management and certain key technical personnel. However, we cannot assure you that any of these senior managers or others will remain with us or that they will not compete with us in the event they cease to be employees, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, we have not purchased key person life insurance on any members of our senior management. Our future success also depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled technical, management, product and technology, and sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. There has in the past been, and there may in the future be, a shortage of qualified personnel in the career services market. We also compete for qualified personnel with other companies. A loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have a material adverse effect on our business. In addition, the recent significant decline in our stock price may undermine the use of our equity as a retention tool and may make it more difficult to retain key personnel.

We previously announced the departure of our Chief Executive Officer, effective upon the earlier of March 31, 2018 and the date on which his successor is appointed. The Board has an active search process underway to select the next CEO. Such leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including to our relationships with customers and employees. In addition, if we are unable to attract and retain a qualified candidate to become our permanent CEO in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. It may also make it more difficult to retain other key employees until the transition is complete.
We may be adversely affected by cyclicality, volatility or an extended downturn in the United States or worldwide economy, or in or related to the industries we serve.
Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology, healthcare, hospitality and finance sectors and the energy industry. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology, healthcare, finance and other vertical industries we serve, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in certain of the vertical industries we serve, such as technology. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2017, the seasonally unadjusted U.S. unemployment rate was 2.4% for computer-related occupations, and 1.5% in the finance sector, as compared to the overall national average of 4.1%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.

In addition, the general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, our operating results, business and financial condition could be significantly harmed by an extended economic downturn or future downturns, especially in regions or industries where our operations are heavily concentrated. Further, we may face increased pricing pressures during such periods as customers seek to use lower cost or fee services. Additionally, the labor market and certain of the industries we serve have historically experienced short term cyclicality. It is difficult to estimate the total number of passive or active job seekers or available job openings in the United States or abroad during any given period. If there is a labor shortage, qualified professionals may be less likely to seek our services, which could cause our customers to look elsewhere for attractive employees. Such labor shortages would require us to intensify our marketing efforts toward professionals so that professionals who post their resumes on our websites remain relevant to our customers, which would increase our expenses. Furthermore, if there is a shortage of available job openings in a particular region or sector we serve, the number of job postings on our websites could decrease, causing our business to be adversely affected. For example, the continued depression of oil prices has led to decreased demand for energy professionals worldwide. Oil prices reached decade lows in 2016 and remained depressed. This decline in demand has significantly decreased the sales of our energy industry job postings and the use of related services. As a result, we recorded a $24.6 million impairment of goodwill and intangible assets and $34.8 million impairment of goodwill at our Corporate & Other segment for the fiscal years ended December 31, 2016 and 2015, respectively. The continued depression of oil prices and any future declines in demand for energy professionals could continue to adversely affect our financial condition and results of operations.
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
We have significant intangible assets and goodwill. Goodwill represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2017, we had $170.8 million and $45.7 million of goodwill and acquired intangible assets, respectively, on our balance sheet, which represented approximately 58% and 15%, respectively, of our total assets. We do not amortize goodwill under U.S. GAAP and instead are required to review goodwill at least annually for impairment. The indefinite-lived acquired intangible asset of $39.0 million is not amortized and instead is reviewed annually for impairment. The fair value of the Tech-focused and Hospitality reporting units were not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2017. The percentage by which the estimated fair value exceeded carrying value for the Tech-focused and Hospitality reporting units was 1% and 19%, respectively. During 2016, goodwill and intangible assets of $24.6 million related to Rigzone were fully written off. During 2015, goodwill of $34.8 million related to Rigzone was written off. During 2013, goodwill and intangible assets of $14.9 million related to Slashdot Media and Health Callings was written off. During 2008, goodwill of $7.2 million related to eFinancialCareers’ North American operations was written off. In the event impairment is identified again in the future for any of our reporting units, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of our goodwill or intangible assets would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”

Concerns regarding the global economic climate, the lingering effects of the European debt crisis, and market perceptions concerning the instability of the Euro could adversely impact our business.
Concerns persist regarding the global economic climate, the recent debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. These concerns, or market perceptions concerning these and related issues, could adversely affect demand for our services in the European market and our business, results of operations, financial condition and liquidity.

We operate in a highly competitive developing market and we may be unable to compete successfully against existing and future competitors.
The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub- segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster.com, Stepstone and Seek, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com, JobServe, Doximity, Upwork and Oilandgasjobsearch.com. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. We also compete with general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com. In addition, we face competition from aggregators of classified advertising, including Indeed, TalentBin, Entelo, ZipRecruiter, Google, and Craigslist. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. Our Open Web service competes with Entelo, Gild and TalentBin. We also compete with new competitors, including career-focused community sites such as Glassdoor and talent relationship management software providers such as Avature and SmashFly, and emerging competitors with new business models and products that customers are more willing to trial during periods when talent is scarce. In addition, many of our customers also seek to recruit candidates directly by using their own resources, including corporate websites. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, or the qualified professionals who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced. Additionally, job postings and resume postings in the career services industry are not marketed exclusively through any single channel, and accordingly, our competition could aggregate a set of postings similar to ours. We also rely on social and professional networking sites and aggregators and distributors of job postings and profiles and to generate content and traffic to our sites and services, and such networking sites and aggregators may block or stop the distribution of such content and traffic to our sites and services, which could decrease the demand for our sites and services. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.
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
We believe that establishing and maintaining the identity of our key brands, such as Dice, eFinancialCareers, Rigzone, Hcareers and ClearanceJobs, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of Internet services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.
Our business is largely based on customers who purchase monthly or annual recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.
Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings or advertisements. Most of our revenues are generated by the fees we earn from our customers who purchase monthly or long-term recruitment packages. Our growth depends on our ability to retain our existing monthly and annual recruitment package customers and to increase the number of customers who purchase recruitment packages. Any of our customers may decide not to continue to use our services in favor of alternate services, lack of need, or because of budgetary constraints or other reasons. We cannot assure you that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses. Dice U.S. recruitment package customers at December 31, 2017, 2016 and 2015 were 6,450, 7,300, and 7,700, respectively.
If we fail to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, our revenues could decline.
The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated, with approximately 82% having a bachelor’s degree or higher, as of January 2018. Our online surveys indicate that almost 76% of professionals who use Dice.com have more than five years of experience, over half have greater than 10 years of experience, and the majority are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for professionals elsewhere, which could cause our revenues to decline.
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
Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business. If we fail to manage our technical operations infrastructure, our existing customers may experience services outages, and our new customers may experience delays in the deployment of our solution.
We derive almost all of our revenues from the purchase of recruitment products and services and employment advertising offered on our websites. As a result, our operations depend on our ability to maintain and protect our website services, most of which are housed within Amazon Web Services. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our operations are dependent in part on our ability to protect our operating systems against:

•	physical damage from acts of God;

•	terrorist attacks or other acts of war;

•	power loss;

•	telecommunications failures;

•	network, hardware or software failures;

•	physical and electronic break-ins;

•	cyber security attacks;

•	computer viruses or worms;

•	identity theft; and

•	similar events.
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
Additionally, overall Internet usage could decline if any well-publicized compromise of security occurs or if there is a perceived lack of security of personal and corporate information stored within our systems to facilitate hiring and recruitment business processes. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and online job boards, in particular, have been targeted by hackers who seek to gain unauthorized access to job seeker and customer data for purposes of implementing “phishing” or other schemes. Despite our implementation of numerous security measures; including access controls, network security, information security risk management processes, software development security, cryptography, operational security, business continuity and disaster recovery, and physical security, our websites, servers, databases and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. Our systems, like the systems of many other websites, have been targeted in the past in cyber attacks and hacks and will continue to be subject to such attacks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, such techniques often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. We will continue to review and enhance our security measures in an attempt to prevent unauthorized and unlawful intrusions, although in the future it is possible we may not be able to prevent all intrusions, and such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of proprietary or personal information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by viruses or malware or other similar disruptive problems, and we could inadvertently transmit these viruses or malware to our users or other third parties.

Our hardware and back-up systems could fail causing our services to be interrupted. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.
We may be liable with respect to the collection, storage and use of the personal and professional information of the professionals, who use our websites and our current practices may not be in compliance with proposed new laws and regulations.
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

In the past, we have relied on the U.S.-European Union Frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”), as one of the means to legally transfer European personal information from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework. On February 2, 2016, the U.S. and E.U. announced agreement on a new framework for transatlantic data flows entitled the EU-US Privacy Shield. However, it is possible that Privacy Shield may be challenged in EU courts and there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers.
Additionally, the EU has enacted the new GDPR, which will take effect on May 25, 2018. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also provides for significant penalties for non-compliance. As the GDPR effective date draws nearer, we expect to see increased regulatory and customer attention surrounding data privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our websites, restrict our ability to offer services in certain locations or subject us to sanctions by national data protection regulators, all of which could harm our business, financial condition, and results of operations. Failure to provide adequate privacy protections and maintain compliance with the new data privacy laws, including the EU-U.S. Privacy Shield framework and the GDPR, could have a material adverse effect on our financial condition and results of operations.
We have indebtedness which could affect our financial condition, and, if adverse changes in the credit markets occur, we may not be able to borrow funds under our revolving credit facility or refinance our indebtedness.
As of December 31, 2017, we had $42.0 million of outstanding indebtedness under our credit agreement dated November 24, 2015 (the “Credit Agreement”) and we had the ability to borrow an additional $108.0 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.
Our Credit Agreement consists of a revolving facility and matures in November 2020. The funding of the revolving facility is dependent on a number of financial institutions. It is possible that one or more of the lenders will refuse or be unable to satisfy their commitment to lend to us should we need to borrow funds under the revolving credit facility. If borrowings are unavailable to us and we cannot generate sufficient revenues to fund our operations, our business will be adversely affected. In addition, the inability to borrow could hinder growth if we need funds to complete an acquisition.
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

•	costs associated with data security which is becoming increasingly complex;

•	the timing and costs of expanding our organization and delays or inability in achieving expected productivity;

•	the timing of certain expenditures, including hiring of employees and capital expenditures;

•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;

•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals; and

•	general industry and macroeconomic conditions.
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
An important component of our tech-focused strategy is developing new capabilities that strengthen and expand our position in the global technology talent acquisition market and broaden the talent solutions through the acquisition of other complementary businesses and technologies (such as the 2013 acquisitions of The IT Job Board, the 2012 WorkDigital acquisition, and the 2006 eFinancialGroup acquisition). Our further growth may depend in part on our ability to identify additional suitable acquisition opportunities or consummate such acquisitions on terms that are beneficial to us. We may not be able to identify suitable acquisition opportunities or consummate such acquisitions on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired businesses into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

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
Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied-for trademarks and service marks that we use in connection with our business, including DICE, CLEARANCEJOBS.COM, EFINANCIALCAREERS, RIGZONE, and HCAREERS.COM, some of which we have acquired through business acquisitions. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, and vendors to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third-party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third-party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, and if they fail to do so, such failure could adversely affect our business and reputation.
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
The trading price of our common stock has been volatile in the past, including recent significant declines, and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors such as announcements of variations in our quarterly financial results and fluctuations in revenue could cause the market price of our common stock to fluctuate. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our common stock.
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
Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the E.U. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change, including for example in the United States where the FCC recently voted to repeal existing net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
The recently passed U.S. comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, U.S. tax legislation was enacted that significantly reforms the Internal Revenue Code. The legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system. Our U.S. deferred tax assets and liabilities have been revalued using a provisional estimate as of December 31, 2017 at the newly enacted corporate rate, and we have recorded a provisional estimate of our income tax payable at December 31, 2017 for the transition tax liability related to the deemed repatriation of all undistributed earnings from our foreign subsidiaries. As further discussed in Note 13, we continue to evaluate the impact of this legislation on our tax positions, and we may have additional tax adjustments in 2018 as a result of this evaluation that could adversely impact our results of operations and cash flows. We also continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse. In addition, we urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
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
We operate websites serving numerous markets around the world. For the year ended December 31, 2017, approximately 26% of our total revenues were generated outside of the United States. Certain of these amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code of 1986, as amended, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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
The U.K. held a referendum on June 23, 2016 on its membership in the E.U., in which a majority of voters in the U.K. voted to exit the E.U. (commonly referred to as “Brexit”). The U.K.’s departure from the E.U. is currently scheduled to take place on Friday, March 29, 2019. Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees based in the UK and Europe. For example, if as a result of Brexit, financial institutions move all or a portion of their operations out of the UK, it may result in decreased demand for jobs in the financial sector in the UK and could negatively impact the performance of our eFinancialCareers business. Further, the potential loss of the EU “passport,” or any other potential restriction on free travel of UK citizens to Europe, and vice versa, could adversely impact the jobs market in general and our operations in Europe.
In addition, Brexit has resulted in significant volatility in the value of the British Pound Sterling and Euro currencies. Since our financial statements are denominated in U.S. dollars and we currently do not hedge currency risk, a decline in the value of the Pound or Euro may have an adverse impact on our financial condition and results of operations.
The ultimate effects of Brexit are uncertain and will depend on any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. Uncertainty over the terms of the U.K.’s departure from the E.U. could harm our business and financial results. In addition, other E.U. member countries may consider referendums regarding their E.U. membership. These events, along with any political changes that may occur as a result of Brexit, could cause political and economic uncertainty in Europe. In addition, Brexit is likely to lead to legal uncertainty, including uncertainty regarding data protection, taxation, and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate, including the GDPR. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations and financial condition.
We rely on the services of third-party data center hosting facilities. Interruptions or delays in those services could impair the delivery of our service and harm our business.
Our Dice, eFinancialCareers, ClearanceJobs, and Rigzone website applications utilize cloud computing technology. It is hosted pursuant to service agreements on servers by third-party service providers, primarily through Amazon. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to provide our services, which may harm our business and reputation. Further, any damage to, or failure of, the cloud services we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. While we believe our application and network architecture and use of multiple availability zones and regions within Amazon Web Services Cloud reduce our risk, our business would be harmed if our customers and potential customers believe our services are unreliable.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any properties. Our corporate headquarters are located at 1040 Avenue of the Americas, New York, New York, where we lease approximately 13,000 square feet. We lease approximately 45,000 square feet of office space in Urbandale, Iowa; 16,000 square feet of office space in San Jose, California; 15,000 square feet of office space in London, England; and 14,000 square feet of office space in Centennial, Colorado. In addition, we have small offices in Cincinnati, Ohio; Houston, Texas; Burnaby, British Columbia, Canada; Aberdeen, Scotland; Dublin, Ireland; Frankfurt, Germany; Dubai, United Arab Emirates; Perth, Australia; Singapore; Hong Kong; Beijing, China; and Shanghai, China. Our offices are used across multiple segments.
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
Market Information
Our common stock is listed on the NYSE under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock. The high and low quarterly closing sales prices for the common stock for 2017 and 2016 were as follows:

	2017				2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Low	$3.95	$2.55	$1.80	$1.60	$7.28	$6.04	$6.18	$5.15
High	$6.45	$4.70	$2.85	$2.55	$9.55	$8.20	$8.09	$8.35

As of December 31, 2017, the last reported sale price of our stock as reported by the NYSE was $1.90.
Holders
As of December 31, 2017, there were 23 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.
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
Repurchases of Equity Securities
There was no stock repurchase program that permitted the Company to repurchase our common stock during the year ended December 31, 2017. The following table summarizes the stock repurchase plans approved by the board of directors:

	V	VI
Approval Date	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million
Effective Dates	December 2014 to December 2015	December 2015 to December 2016
During the year ended December 31, 2017, there were no purchases of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information required by this item as of December 31, 2017 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	1,101,875	$9.28	4,944,158
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	1,101,875	$9.28	4,944,158
For material features of the plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”

Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2012 through December 31, 2017 (the last trading day of our common stock on the NYSE in 2017) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2017. All values assume reinvestment of the full amount of all dividends, if any.
Comparative Returns

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dollars

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
DHX	$100.00	$78.98	$109.04	$99.89	$68.08	$20.70
Russell 2000	$100.00	$138.82	$145.62	$139.19	$168.85	$193.58
Dow Jones Internet Composite Index	$100.00	$154.03	$158.05	$192.99	$207.03	$285.86

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed “filed” with the SEC.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (this “Annual Report”).
The following consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc. for such years, which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc. for such years, which are not included in this Annual Report.

	For the year ended December 31,
	2017 (5)	2016 (4)	2015 (3)	2014 (2)	2013 (1)
	(in thousands, except per share information)
Revenues	$207,950	$226,970	$259,769	$262,615	$213,482
Operating expenses	195,077	223,579	253,414	216,011	184,276
Other operating income	9,992	—	—	—	—
Operating income	22,865	3,391	6,355	46,604	29,206
Income (loss) from operations before income taxes	19,397	(119)	3,041	42,849	27,295
Net income (loss)	$15,978	$(5,398)	$(10,968)	$27,612	$16,246

Basic earnings (loss) per share	$0.33	$(0.11)	$(0.21)	$0.53	$0.29

Diluted earnings (loss) per share	$0.33	$(0.11)	$(0.21)	$0.51	$0.27

Weighted average shares outstanding:
Basic	47,908	48,319	51,402	52,328	56,473
Diluted	48,230	48,319	51,402	54,410	59,476

	For the year ended December 31,
	2017 (5)	2016 (4)	2015 (3)	2014 (2)	2013 (1)
Other Financial Data:	(in thousands)
Net cash from operating activities (6)	$34,409	$44,997	$63,159	$58,668	$52,233
Depreciation and amortization	11,890	16,636	23,192	27,201	17,401
Capital expenditures	(13,222)	(11,699)	(9,078)	(8,710)	(10,555)
Net cash used in investing activities	(775)	(10,770)	(9,078)	(35,711)	(66,967)
Net cash (used in) from financing activities (6)	(44,781)	(44,634)	(47,012)	(34,538)	13,571

	At December 31,
	2017 (5)	2016 (4)	2015 (3)	2014 (2)	2013 (1)
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$12,068	$22,987	$34,050	$26,777	$39,351
Acquired intangible assets, net	45,737	49,120	65,292	81,345	84,905
Goodwill	170,791	171,745	198,598	239,256	230,190
Total assets (7)	295,718	310,095	368,935	422,636	418,956
Deferred revenue	83,646	84,615	83,316	86,444	77,394
Long-term debt, including current portion (7)	41,450	84,760	99,436	109,180	117,315
Total stockholders’ equity	132,641	103,883	138,613	177,798	167,812
____________________

(1)	Reflects The IT Job Board acquisition in July 2013 and the onTargetjobs acquisition in November 2013. Includes impairment charges of $15.9 million related to Slashdot Media and Health Callings.

(2)	Reflects the OilCareers acquisition in March 2014.

(3)	Reflects impairment of goodwill of $34.8 million related to the Energy reporting unit.

(4)	Reflects the sale of Slashdot Media in January 2016 and the impairment of goodwill and intangible assets of $24.6 million related to the Energy reporting unit.

(5)	Reflects the sale of Health eCareers on December 4, 2017.

(6)	Reflects reclassification of excess tax benefit over book expense from stock based compensation from financing activities to operating activities in the Consolidated Statements of Cash Flows.

(7)	Reflects reclassification of debt issuance costs from assets to long-term debt in 2015, 2014, and 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of data, insights and connections through our specialized services for professional communities including technology and security clearance, financial services, energy, healthcare (sold December 4, 2017) and hospitality. Our mission is to empower professionals and organizations to compete and win through specialized insights and relevant employment connections. Employers and recruiters use our websites and services to source and hire the most qualified professionals in select and highly-skilled occupations, while professionals use our websites and services to find the best employment opportunities in and the most timely news and information about their respective areas of expertise.
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
Through our predecessors, we have been in the recruiting and career development business for more than 25 years. Based on our operating structure, we have identified two reportable segments under the Segment Reporting topic of the FASB Accounting Standards Codification (ASC).
Our reportable segments include:

•
Tech-focused— Dice, Dice Europe, ClearanceJobs, eFinancialCareers, Brightmatter excluding getTalent (absorbed into Tech-focused in the third quarter of 2017 and formerly in Corporate & Other) services, as well as the Company's Open Web Technology.

•	Healthcare— Health eCareers (sold December 4, 2017)
Dice, Dice Europe, ClearanceJobs, and eFinancialCareers are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands.
We have other services and activities that individually are not a significant portion of consolidated revenues, operating income or total assets. These include Slashdot Media (business sold in the first quarter of 2016), Hospitality, Rigzone, and BioSpace (transferred majority ownership to BioSpace management on January 31, 2018) (each formerly in the Global Industry Group) and getTalent services (discontinued in the third quarter of 2017), which are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech-focused segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Healthcare segment, consisting of Health eCareers, which was sold on December 4, 2017, and Corporate & Other services sells job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At December 31, 2017 and 2016, Dice had approximately 6,450 and 7,050 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer decreased from $1,120 for the year ended December 31, 2016 to $1,110 for the year ended December 31, 2017. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $83.6 million at December 31, 2017 and $84.6 million at December 31, 2016.

We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.
The Company’s revenues for the year ended December 31, 2017 declined year-over-year in each of our brands except ClearanceJobs. The declines are due to many factors including macroeconomic impacts and evolutions in the digital recruitment market.  Macroeconomic drivers include the prolonged down-turn in the energy market resulting in a year-over-year revenue decline of $2.3 million in our Rigzone business.  Foreign currency, primarily changes in the USD:GBP exchange rates, contributed $1.3 million of the year-over-year revenue reduction.  Uncertainty around Brexit has also contributed to lower revenues.  The digital recruitment market continues to be impacted by attribution, which reflects our ability to receive the proper credit for value delivered to customers based on our customers’ internal tracking systems. Demonstrating attribution for candidates provided to each customer is a key initiative for the Company.  However, attribution challenges have contributed to lower renewal rates as demonstrated by the reduction in recruitment package customer count at Dice.
The Company continues to evolve and present new products to attract and engage qualified professionals and match them with employers such as the Dice Career app and Lengo. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new recruitment package customers and advertisers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives.
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
Recruitment package revenues are derived from the sale to recruiters and employers a combination of job postings and access to a searchable database of candidates on our Dice, Rigzone, eFinancialCareers, ClearanceJobs, Health eCareers (sold December 4, 2017), BioSpace (transferred majority ownership to BioSpace management on January 31, 2018) and Hcareers websites. Certain of our arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. We determine the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the FASB ASC 605-25. Specifically, we consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. Our arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period. Revenue from the sale of classified job postings and data services is recognized ratably over the length of the contract or the period of actual usage. Revenue from recruitment events is recognized when the event is held. Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time leads are delivered to our customers.
Goodwill
As a result of our various acquisitions, we have recorded goodwill. We record goodwill when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. If the fair value of the reporting unit is less than its carrying amount, an impairment charge is recorded for the amount the carrying value exceeds the fair value. Our annual impairment test for goodwill is performed on October 1 on the following reporting units:

Reporting Unit	Impairment Indicated
Tech-focused	No
Healthcare (1)	No
Hospitality	No
(1) Health eCareers sold on December 4, 2017

The fair value of the Tech-focused and Hospitality reporting units were not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2017. The percentage by which the estimated fair value exceeded carrying value for the Tech-focused and Hospitality reporting units was 1% and 19%, respectively. Revenue projections for the Tech-focused reporting unit declined due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market, the Company’s ability to attribute value delivered to customers, and continued uncertainty around Brexit. Tech-focused revenues declined 7% and 4% for the years ended December 31, 2017 and 2016, respectively.  Revenue projections for the year ending December 31, 2018 include a modest improvement to the rate of decline experienced in the year ended December 31, 2017 and is expected to begin to improve late in 2018 and into 2019.  The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Projected future cash flows declined as a result of the lower projected revenue, as well as increased spending focused on new and enhanced products and marketing campaigns. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs in the projections are expected to remain approximately consistent for the year ended December 31, 2018 as compared to the year ended December 31, 2017 and then increase at levels that allow for modest operating margin improvements.
Results for the Tech-focused and Hospitality reporting units for the fourth quarter of 2017 and estimated future results as of December 31, 2017 are consistent with the October 1, 2017 analysis.  As a result, the Company believes it is not more likely than not that the fair value of the reporting units is less than the carrying value as of December 31, 2017. Therefore, no interim impairment testing was performed as of December 31, 2017.
The amount of goodwill as of December 31, 2017 allocated to the Tech-focused and Hospitality reporting units was $157.5 million and $13.3 million, respectively. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results.  The discount rate applied for the Tech-focused reporting unit was 12.9%  An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused and Hospitality reporting units to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting units and could result in an impairment charge in the foreseeable future.
During the years ended December 31, 2016 and 2015, an impairment of $15.4 million and $34.8 million, respectively, was recorded at the Energy reporting unit. The fair value of this reporting unit was determined by a combination of a discounted cash flow methodology and market comparable method. Cash flow projections for this reporting unit decreased during the fourth quarter of 2015 and continued throughout 2016 due to a decline in financial performance resulting from declining oil prices. The charges are reflected as Impairment of Goodwill on the Consolidated Statements of Operations.
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
We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2017 resulted in the fair value of the Dice trademarks and brand exceeding the carrying value by 4%.
Revenue projections attributable to the Dice trademarks and brand name have declined due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market, the Company’s ability to attribute value delivered to customers, and continued uncertainty around Brexit. Revenues related to the Dice trademarks and brand name declined 7% and 4% for the years ended December 31, 2017 and 2016, respectively. Revenue projections for the year ended December 31, 2018 include a modest improvement to the rate of decline experienced in the year ended December 31, 2017 and is expected to begin to improve late in 2018 and into 2019. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Projected future cash flows attributable to the Dice trademarks and brand name declined as a result of the lower projected revenue, as well as increased spending focused on new and enhanced products and marketing campaigns. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs in the projections are expected to remain approximately consistent for the year ended December 31, 2018 as compared to the year ended December 31, 2017 and then increase at levels that allow for modest operating margin improvements. The Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 5.0% based on comparable industry studies.
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
Our income tax rate is affected by the statutory rates in the jurisdictions where our income is earned, and by the extent to which the earnings of our foreign subsidiaries are indefinitely reinvested outside the U.S. Prior to December 2016, we had considered all of our foreign subsidiaries’ earnings to be indefinitely reinvested. However, in December 2016, we changed our assertion with regard to our Canada subsidiary and repatriated $16.4 million of cash to the U.S, which resulted in tax expense of $840,000. With the exception of the Canada subsidiary, we considered all other undistributed earnings of our foreign subsidiaries to be indefinitely reinvested as of December 31, 2016, and we did not record a deferred tax liability at December 31, 2016 with regard to such earnings.
In December 2017, we recorded a tax liability of $3.0 million for the transition tax on earnings of our foreign subsidiaries resulting from U.S. tax reform legislation. As discussed in Note 13, Income Taxes, we are currently evaluating the impact of this legislation on our indefinite reinvestment assertion.
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
Recent Developments
On December 4, 2017, the Company sold the Health eCareers business for $15 million, generating a gain on sale of $6.7 million.
On October 24, 2017, the Company was awarded restitution by a former employee, in the amount of $3.3 million pursuant to an Order of Restitution issued by the United States District Court for the Southern District of New York in the criminal matter captioned United States of America v. David W. Kent. The gain was recorded as a component of operating income in the fourth quarter of 2017.
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

Persistent low oil prices since 2014 is an example of how economic conditions can negatively impact our revenues and results of operations. As a result, we have seen decreased demand for energy professionals worldwide. This decline in demand and any future declines in demand for energy professionals could further decrease the use of our energy industry job posting websites and related services. From the second half of 2011 into 2014, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment is slow in the industries in which we operate during 2018 and beyond, our revenues and results of operations will be negatively impacted.
Results of Operations
Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2017, 2016 and 2015. Consolidated operating results and consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
(in thousands)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Revenues	207,950	226,970	259,769	(19,020)	(32,799)
Operating expenses:
Cost of revenues	29,974	32,126	39,147	(2,152)	(7,021)
Product development	24,984	25,714	29,863	(730)	(4,149)
Sales and marketing	80,508	77,451	81,755	3,057	(4,304)
General and administrative	40,749	43,684	44,639	(2,935)	(955)
Depreciation	9,752	9,849	9,298	(97)	551
Amortization of intangible assets	2,138	6,787	13,894	(4,649)	(7,107)
Impairment of goodwill	—	15,369	34,818	(15,369)	(19,449)
Impairment of fixed and intangible assets	2,226	9,252	—	(7,026)	9,252
Disposition related and other costs	4,746	3,347	—	1,399	3,347
Total operating expenses	195,077	223,579	253,414	(28,502)	(29,835)
Other operating income:
Gain on sale of business	6,699	—	—	6,699	—
Proceeds from restitution award	3,293	—	—	3,293	—
Total other operating income	9,992	—	—	9,992	—
Operating income	22,865	3,391	6,355	19,474	(2,964)

	For the year ended December 31,
	2017	2016	2015
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	14.4%	14.2%	15.1%
Product development	12.0%	11.3%	11.5%
Sales and marketing	38.7%	34.1%	31.5%
General and administrative	19.6%	19.2%	17.2%
Depreciation	4.7%	4.3%	3.6%
Amortization of intangible assets	1.0%	3.0%	5.3%
Impairment of goodwill	—%	6.8%	13.4%
Impairment of intangible assets	1.1%	4.1%	—%
Disposition related and other costs	2.3%	1.5%	—%
Change in acquisition related contingencies	—%	—%	—%
Total operating expenses	93.8%	98.5%	97.6%
Other operating income:
Gain on sale	3.2%	—%	—%
Proceeds from restitution award	1.6%	—%	—%
Total other operating income	4.8%	—%	—%
Operating income	11.0%	1.5%	2.4%
Interest expense and other	(1.7)%	(1.5)%	(1.3)%
Income (loss) before income taxes	9.3%	(0.1)%	1.2%
Income tax expense	1.6%	2.3%	5.4%
Net income (loss)	7.7%	(2.4)%	(4.2)%
Comparison of Years Ended December 31, 2017 and 2016
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2017	2016
	(in thousands, except percentages)
Tech-focused
Dice (1)	108,576	121,410	(12,834)	(10.6)%
eFinancialCareers	32,480	35,103	(2,623)	(7.5)%
ClearanceJobs	17,342	14,086	3,256	23.1%
Tech-focused	158,398	170,599	(12,201)	(7.2)%

Healthcare	24,354	27,066	(2,712)	(10.0)%
Corporate & Other
Hcareers	14,368	14,908	(540)	(3.6)%
Rigzone	7,171	9,485	(2,314)	(24.4)%
BioSpace	3,592	4,110	(518)	(12.6)%
Slashdot Media and getTalent	67	802	(736)	(91.7)%
Corporate & Other	25,198	29,305	(4,107)	(14.0)%
Total revenues	$207,950	$226,970	$(19,020)	(8.4)%

(1) Includes Dice US, Dice Europe, and Targeted Job Fairs

We experienced a decrease in the Tech-focused segment revenue of $12.2 million, or 7.2%. Revenue at Dice U.S. decreased by $11.8 million compared to the same period in 2016 due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market, and the Company's ability to attribute value delivered to customers. Recruitment package customer count in the U.S. decreased from 7,050 at December 31, 2016 to 6,450 at December 31, 2017 while average monthly revenue per U.S. recruitment package customer decreased 1% to $1,110. Dice Europe revenue decreased by $1.1 million as compared to the same period in 2016 primarily due to lower renewals as well as a negative impact of foreign exchange in 2017 of approximately $0.2 million. eFinancialCareers revenue decreased $2.6 million compared to 2016 due to lower renewals with Brexit contributing to the decline and the negative impact of foreign exchange of $1.0 million. Revenues for ClearanceJobs increased by $3.3 million for the year ended December 31, 2017 as compared to the same period in 2016, primarily due to improved market conditions and enhanced product offerings.
The Healthcare segment, consisting of Health eCareers, revenue decreased by $2.7 million, or 10.0% from the comparable 2016 period primarily due to generating one less month of revenue as a result of being sold December 4, 2017.
Revenues from the Corporate & Other segment decreased by $4.1 million or 14.0% primarily driven by a decrease in Energy of $2.3 million due to the deteriorating energy market and due to the sale of the Slashdot Media business in January 2016 which generated $0.7 million in revenue in that period.
Cost of Revenues

	Year Ended December 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Cost of revenues	$29,974	$32,126	$(2,152)	(6.7)%
Percentage of revenues	14.4%	14.2%
Cost of revenues decreased by $2.2 million, or 6.7%, primarily due to decreased headcount in both the Tech-focused segment of $0.9 million and Corporate & Other of $0.6 million. A decrease in the Healthcare segment of $0.7 million was due to the sale of Health eCareers on December 4, 2017.
Product Development Expenses

	Year Ended December 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Product development	$24,984	$25,714	$(730)	(2.8)%
Percentage of revenues	12.0%	11.3%
Product development costs decreased $0.7 million or 2.8%. During the year ended December 31, 2017, the Company reallocated its resources towards the Tech-focused segment to align with the Tech-focused strategy. The primary changes related to headcount costs, in which the Tech-focused segment experienced a $1.4 million increase and the Corporate & Other segment experienced a $1.3 million decrease.  Other product development changes included a decrease in Slashdot Media costs of $0.4 million due to the sale of the business in January 2016, and a decrease of consulting and headcount costs of $0.3 million in the Healthcare segment.
Sales and Marketing Expenses

	Year Ended December 31,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Sales and marketing	$80,508	$77,451	$3,057	3.9%
Percentage of revenues	38.7%	34.1%
Sales and marketing costs increased $3.1 million, or 3.9%. The Tech-focused segment increased by $3.8 million, primarily due to increased discretionary marketing spend of $3.7 million to increase brand awareness and drive traffic to our sites. Corporate & Other discretionary marketing spend increased $0.5 million due to higher costs at BioSpace (transferred majority ownership to BioSpace management on January 31, 2018) and getTalent (discontinued in the third quarter of 2017), while these increases were offset by reduced headcount costs of $0.9 million in Corporate & Other.

General and Administrative Expenses

	Year Ended December 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
General and administrative	$40,749	$43,684	$(2,935)	(6.7)%
Percentage of revenues	19.6%	19.2%
General & Administrative expenses decreased $2.9 million or 6.7%. Expenses for the Tech-focused segment decreased $1.9 million primarily due to decreased stock compensation costs of $1.7 million and a decrease in headcount costs of approximately $0.4 million, slightly offset by increased professional fees of $0.2 million.  Corporate & Other experienced a $0.7 million decrease in General & Administrative expenses, primarily due to lower headcount and a decrease in legal and professional fees associated with the Oil Pro litigation, director search fees and the strategic alternatives process. The Healthcare segment decreased approximately $0.3 million, which was primarily due to lower stock compensation expense of $0.2 million from forfeitures due to the sale of Health eCareers on December 4, 2017. Overall, lower stock compensation costs were driven primarily by a decrease in the fair value of new grants awarded.
Disposition Related and Other Costs

	Year Ended December 31,		Increase	Percent Change
	2017	2016
	(in thousands, except percentages)
Disposition related and other costs	$4,746	$3,347	$1,399	n.m.
Percentage of revenues	2.3%	1.5%
Disposition related and other costs are primarily related to the strategic alternatives process and divestiture costs, including the sale of Health eCareers. Costs for the year ended December 31, 2017 consist of severance and retention of $3.1 million, professional fees of $1.1 million, and China exit costs of $0.5 million. Prior year costs were primarily due to the sale of Slashdot Media, including severance of $1.0 million, stock based compensation acceleration of $0.9 million, and a loss on sale of $0.6 million. Also included in disposition related and other costs in 2016 is other severance primarily related to the formation of the Global Industry Group of $0.8 million.
Depreciation

	Year Ended December 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Depreciation	$9,752	$9,849	$(97)	(1.0)%
Percentage of revenues	4.7%	4.3%
Depreciation expense for the year ended December 31, 2017 approximated the same period of the prior year. During 2017, depreciation expense related to getTalent (discontinued in the third quarter of 2017) increased $0.5 million while the Healthcare segment decreased approximately $0.5 million.
Amortization of Intangible Assets

	Year Ended December 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Amortization	$2,138	$6,787	$(4,649)	(68.5)%
Percentage of revenues	1.0%	3.0%

Amortization expense for the year ended December 31, 2017 decreased $4.6 million, or 68.5%. The reduction was due to certain intangible assets in Health eCareers, Hospitality, and Dice Europe becoming fully amortized during 2016. Additionally, Rigzone decreased $2.1 million due to intangible assets being written off in the third quarter of 2016.

Impairment of goodwill
Goodwill of $15.4 million related to Rigzone, the Energy reporting unit, was fully written off in the third quarter of 2016 due to the decline in demand for energy professionals, stemming from persistently depressed oil prices, which has significantly decreased the use of our energy industry job posting websites and related services. No such impairment was reported during 2017.
Impairment of Fixed and Intangible Assets
During 2017, $2.2 million of capitalized development costs related to getTalent were written off as the getTalent services (included in Corporate & Other) were discontinued during the third quarter of 2017. During 2016, unamortized intangible assets of $9.3 million related to Rigzone, the Energy reporting unit, formerly within the Global Industry Group segment and currently included in Corporate & Other, were written off as a result of the decline in demand for energy professionals, stemming from depressed oil prices, which significantly decreased the use of our energy industry job posting websites and related services.

Other Operating Income
Other operating income for the year ended December 31, 2017 included $6.7 million of gain on sale from the sale of the Health eCareers business (see Note 3) and proceeds from restitution award of $3.3 million in the OilPro related legal matter.
Operating Income
Operating income for the year ended December 31, 2017 was $22.9 million compared to $3.4 million for the same period in 2016, an increase of $19.5 million or 580%. Included in operating income for 2017 was other operating income of $10.0 million related to the sale of Health eCareers and proceeds from restitution award in the OilPro related legal matter that did not occur in 2016, and lower impairment costs of $22.4 million. The operating income improvements in the current period were partially offset by lower revenues of $19.0 million primarily due to lower customer activity across all brands except for ClearanceJobs.
Interest Expense

	Year Ended December 31,		Decrease	Percent Change
	2017	2016
	(in thousands, except percentages)
Interest expense	$3,445	$3,481	$(36)	(1.0)%
Percentage of revenues	(1.7)%	(1.5)%
Interest expense for the year ended December 31, 2017 includes $410,000 of deferred financing costs charged to interest expense following the borrowing capacity reduction of the Credit Agreement from $250 million to $150 million.  Excluding this charge, interest expense decreased $346,000 due to lower average borrowings during the period, partially offset by higher interest rates.
Income Taxes

	Year Ended December 31,
	2017	2016
	(in thousands, except percentages)
Income (loss) before income taxes	$19,397	$(119)
Income tax expense	3,419	5,279
Effective tax rate	17.6%	(4,436.1)%

A reconciliation between tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2017	2016
Federal statutory rate	$6,789	$(42)
Gain on sale of subsidiary	(1,571)	—
Stock-based compensation	1,414	—
Nondeductible impairment	—	5,287
State taxes, net of federal effect	35	756
Difference between foreign and U.S. rates	(1,054)	297
Change in unrecognized tax benefits	1,003	(923)
Gross tax on foreign dividend	275	5,084
Tax credits related to foreign dividend	(275)	(4,244)
US transition tax on foreign earnings	2,962	—
Federal rate change impact on deferred tax liabilities	(3,281)	—
Research and development tax credits	(1,764)	(173)
Change in valuation allowances	(780)	(713)
Other	(334)	(50)
Income tax expense	$3,419	$5,279
Effective tax rate	17.6%	(4,436.1)%
Our effective income tax rate was 17.6% and (4,436.1)% for the years ended December 31, 2017 and 2016, respectively. The 2017 tax rate differed from the federal statutory rate for a number of reasons, including the allocation of income between the US and foreign jurisdictions; permanent book/tax differences in basis related to the gain on sale of subsidiary; tax deficiencies in stock-based compensation; increased credits for research and development; and a reduction in the valuation allowance for foreign tax credits.
Enactment of US tax reform legislation in December 2017 resulted in a $0.3 million reduction in tax expense. We recorded tax expense of $3.0 million for the one-time transition tax on the deemed repatriation of undistributed foreign earnings and recorded a tax benefit of $3.3 million for the reduction in our deferred tax liabilities because of the change in the US federal tax rate from 35% to 21%. See Note 13, Income Taxes, for additional information.
The 2016 tax rate differed significantly from the federal statutory rate because of impairment charges of $24.6 million, of which $15.4 million related to non-deductible goodwill. Based on the jurisdictions where the impairment charges were recorded, the non-deductible amounts caused 2016 tax expense to exceed the expected expense at statutory tax rates by $5.3 million.
The 2016 tax rate was also impacted by the modification of our indefinite reinvestment assertion resulting in the repatriation of cash from our Canada subsidiary to the United States, which caused tax expense of $0.8 million. Additionally, the implementation of a tax planning strategy to utilize foreign tax credits resulted in a $0.7 million decrease in the valuation allowance related to such credits.  Also, we had a $0.9 million tax benefit in 2016 from a reduction in the accrual for unrecognized tax benefits, primarily due to the expiration of the statute of limitations in various tax jurisdictions.
Earnings (Loss) per Share
Earnings (loss) per share was $0.33 and $(0.11) for the years ended December 31, 2017 and December 31, 2016, respectively, an improvement of $0.44. The improvement was primarily due to improved net income (loss) in 2017, which was driven by a gain on the sale of Health eCareers of $6.7 million, proceeds from restitution award in the OilPro related legal matter of $3.3 million as compared to an impairment of goodwill and intangibles of $24.6 million that was recorded for the Energy reporting unit during 2016.
Comparison of Years Ended December 31, 2016 and 2015
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2016	2015
	(in thousands, except percentages)
Tech-focused:
Dice (1)	$121,410	$129,173	$(7,763)	(6.0)%
eFinancialCareers	35,103	36,408	(1,305)	(3.6)%
ClearanceJobs	14,086	11,614	2,472	21.3%
Tech-focused	170,599	177,195	(6,596)	(3.7)%

Healthcare	27,066	25,877	1,189	4.6%
Corporate & Other
Hcareers	14,908	15,954	(1,046)	(6.6)%
Rigzone	9,485	21,036	(11,551)	(54.9)%
BioSpace	4,110	4,885	(775)	(15.9)%
Slashdot Media and getTalent	802	14,822	(14,016)	(94.6)%
Corporate & Other	29,305	56,697	(27,392)	(48.3)%
Total revenues	$226,970	$259,769	$(32,799)	(12.6)%

(1) Includes Dice, Dice Europe, and Targeted Job Fairs

We experienced a decrease in the Tech-focused segment revenue of $6.6 million, or 3.7%. Revenue at Dice U.S. decreased by $6.1 million compared to the same period in 2015. Recruitment package customer count in the U.S. decreased from 7,600 at December 31, 2015 to 7,050 at December 31, 2016. However, average monthly revenue per U.S. recruitment package customer increased approximately 2% from the year ended December 31, 2015 to the year ended December 31, 2016. Dice Europe revenue decreased by $1.7 million as compared to the same period in 2015 primarily due to lower renewals as well as a negative impact of foreign exchange in 2016 of approximately $0.7 million. Revenues for ClearanceJobs increased by $2.5 million for the year ended December 31, 2016 as compared to the same period in 2015, primarily due to improved market conditions and enhanced product offerings. Foreign exchange negatively impacted eFinancialCareers revenue by approximately $2.7 million, partially offset by increases of $1.4 million across the UK, EMEA and Asia-Pacific regions.

The Healthcare segment, consisting of Health eCareers, increased revenue by $1.2 million, or 4.6% from the comparable 2015 period, as a result of increased utilization by customers and enhanced product offerings.

Revenues from Corporate & Other, which consists of revenue from Slashdot Media, Energy, BioSpace, Hospitality, and getTalent decreased by $27.4 million or 48.3% due to a decrease at the Rigzone business of $11.6 million as a result of continued difficult conditions in the energy market, $1.0 million at Hospitality due to increased competition, and the sale of the Slashdot Media business in January 2016.
Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Cost of revenues	$32,126	$39,147	$(7,021)	(17.9)%
Percentage of revenues	14.2%	15.1%

Corporate & Other decreased by $6.0 million primarily due to lower expenses at Slashdot Media since the business was sold in January 2016. The Tech-focused segment experienced a decrease of $1.2 million attributed to compensation related costs.

Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Product development	$25,714	$29,863	$(4,149)	(13.9)%
Percentage of revenues	11.3%	11.5%

A decrease of $2.5 million was experienced in Corporate & Other, including a decrease at Slashdot Media of $3.2 million since the business was sold in January 2016. This was partially offset by an increase at getTalent of $0.7 million primarily attributable to increased headcount and consulting costs to support the development of next generation recruitment products and services. The Tech-focused segment decreased $1.2 million due to decreased compensation costs.

Sales and Marketing Expenses

	Year Ended December 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Sales and marketing	$77,451	$81,755	$(4,304)	(5.3)%
Percentage of revenues	34.1%	31.5%

Corporate & Other decreased by $4.0 million with $2.3 million of the decrease due to Slashdot Media which was sold in January 2016. The decrease was partially offset by getTalent discretionary marketing costs increasing by $0.6 million. The increase at getTalent is due to increased headcount to increase awareness of new products being introduced to the market. The Tech-focused segment decreased by $1.6 million primarily due to decreased compensation related costs and reduced discretionary marketing.

The Healthcare segment increased by $1.3 million driven by $0.9 million of of higher costs related to marketing initiatives to increase brand awareness.
General and Administrative Expenses

	Year Ended December 31,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
General and administrative	$43,684	$44,639	$(955)	(2.1)%
Percentage of revenues	19.2%	17.2%

General and administrative expense for the Tech-focused segment decreased $0.4 million from the prior year due to lower compensation-related costs partially offset by increases in education and training costs. The Healthcare segment decreased $0.1 million.

General and administrative expense for Corporate & Other decreased $0.5 million. Corporate increased $1.7 million including higher legal fees of $0.6 million, professional fees of $0.6 million and $0.4 million of fees associated with the agreement to add a director. The increases were offset by a decrease at Slashdot Media of $1.1 million due to the sale of the business in January 2016.
Disposition Related and Other Costs

	Year Ended December 31,		Increase	Percent Change
	2016	2015
	(in thousands, except percentages)
Disposition related and other costs	$3,347	$—	$3.347	n.m.
Percentage of revenues	1.5%	—%

The disposition related and other costs are primarily due to the sale of Slashdot Media, including severance of $1.0 million, stock based compensation acceleration of $0.9 million, and a loss on sale of $0.6 million. Also included in disposition related and other costs is other severance primarily related to the consolidation of the Global Industry Group of $0.8 million.

Depreciation

	Year Ended December 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Depreciation	$9,849	$9,298	$551	5.9%
Percentage of revenues	4.3%	3.6%

The increase was primarily due to increased capital expenditures in the Healthcare segment in the second half of 2015 and increases in the Tech-focused segment and getTalent (discontinued in the third quarter of 2017) in 2016.
Amortization of Intangible Assets

	Year Ended December 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Amortization	$6,787	$13,894	$(7.107)	51.2%
Percentage of revenues	3.0%	5.3%

Amortization expense for the year ended December 31, 2016 decreased by $4.2 million, $1.7 million and $0.9 million due to certain intangible assets at Corporate & Other, Tech-focused and Healthcare segments, respectively, becoming fully amortized and write off of intangibles due to impairment of intangible assets in the third quarter of 2016.
Impairment of goodwill

Goodwill of $15.4 million related to Rigzone, the Energy reporting unit, was fully written off in the third quarter of 2016 due to the decline in demand for energy professionals, stemming from persistently depressed oil prices, which has significantly decreased the use of our energy industry job posting websites and related services. Goodwill of $34.8 million related to Rigzone was written off in the fourth quarter of 2015.
Operating Income

Operating income for the year ended December 31, 2016 was $3.4 million compared to $6.4 million for the same period in 2015, a decrease of $3.0 million or 46.6%. The decrease was driven by a decrease in revenue of $32.8 million, including the sale of Slashdot Media in January 2016, which accounted for $14.1 million of the decrease in revenue, decreased revenue at Rigzone of $11.6 million, and decreased revenue in the Tech-focused segment of $6.6 million. The decrease in revenue was partially offset by cost savings largely due to the sale of Slashdot Media and reduced headcount in ongoing operations. The Company incurred impairment charges of $24.6 million and $34.8 million for the years ended December 31, 2016 and 2015, respectively. In addition, amortization decreased by $7.1 million in 2016 due to certain assets becoming fully amortized.

Interest Expense

	Year Ended December 31,		Decrease	Percent Change
	2016	2015
	(in thousands, except percentages)
Interest expense	$3.481	$3.289	$0.192	5.8%
Percentage of revenues	1.5%	1.3%

Interest expense for the year ended December 31, 2016 increased from the same period of the prior year primarily due to higher amortization of debt issuance costs related to the November 2015 Amended and Restated Credit Agreement.

Income Taxes

	Year Ended December 31,
	2016	2015
	(in thousands, except percentages)
Income before income taxes	$(119)	$3,041
Income tax expense	5,279	14,009
Effective tax rate	(4,436.1)%	460.7%

A reconciliation of the federal statutory tax rate to the effective tax rate on continuing operations applicable to income before income tax expense follows:

	Year Ended December 31,
	2016	2015
	$	$
Federal statutory rate	(42)	1,064
Nondeductible impairment	5,287	9,199
State taxes, net of federal effect	756	1,435
Difference between foreign and U.S. rates	297	2,366
Change in unrecognized tax benefits	(923)	46
Gross tax on foreign dividend	5,084	—
Tax credits related to foreign dividend	(4,244)	—
Research and development tax credits	(173)	(165)
Change in valuation allowances	(713)	—
Other	(50)	64
Income tax expense	5,279	14,009
Effective tax rate	(4,436.1)%	460.7%

Our effective income tax rate was (4,436.1)% and 460.7% for the years ended December 31, 2016 and 2015, respectively. The tax rate differed significantly from the federal statutory rate because of impairment charges of $24.6 million in 2016 and $34.8 million in 2015. Of the total impairment, the amounts relating to non-deductible goodwill were $15.4 million in 2016 and $33.6 million in 2015. Based on the jurisdictions where the impairment charges were recorded, the non-deductible amounts caused tax expense to exceed the expected expense at statutory tax rates by $5.3 million in 2016 and $9.2 million in 2015.

The 2016 tax rate was also impacted by the modification of our indefinite reinvestment assertion resulting in the repatriation of cash from our Canada subsidiary to the United States, which caused tax expense of $0.8 million. Additionally, the implementation of a tax planning strategy to utilize foreign tax credits resulted in a $0.7 million decrease in the valuation allowance related to such credits.  Also, we had a $0.9 million tax benefit in 2016 from a reduction in the accrual for unrecognized tax benefits, primarily due to the expiration of the statute of limitations in various tax jurisdictions.

Earnings (Loss) per Share

Loss per share was $0.11 and $0.21 for the years ended December 31, 2016 and December 31, 2015, respectively, an improvement of $0.10. The improvement was primarily due to a reduction in net loss, partially offset by decreased weighted-average shares outstanding due to stock repurchases. During the years ended December 31 2016 and 2015, we recorded an impairment of goodwill and intangibles of $24.6 million or $0.45 per diluted share and $34.8 million or $0.67 per diluted share, respectively, related to the Energy reporting unit.
Liquidity and Capital Resources
Non-GAAP Measures

We have provided certain non-GAAP financial information as additional information for our operating results. These measures are not in accordance with, or an alternative for measures in accordance with GAAP and may be different from similarly titled non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as Adjusted EBITDA and Adjusted EBITDA margin, provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.
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
A reconciliation of Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 (in thousands) follows:

	Year Ended December 31,
	2017	2016	2015
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$15,978	$(5,398)	$(10,968)
Interest expense	3,445	3,481	3,289
Income tax expense	3,419	5,279	14,009
Depreciation	9,752	9,849	9,298
Amortization of intangible assets	2,138	6,787	13,894
Impairment of goodwill	—	15,369	34,818
Non-cash stock compensation expense	8,608	10,245	10,185
Impairment of fixed and intangible assets	2,226	9,252	—
Severance--Slashdot Media	—	981	—
Accelerated stock based compensation expense--Slashdot Media	—	900	—
(Gain) loss on sale of business	(6,699)	639	—
Costs related to strategic alternatives process	807	—	—
Costs related to divestitures	1,716	—	—
Other	23	279	25
Adjusted EBITDA	$41,413	$57,663	$74,550

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$34,409	$44,997	$63,159
Interest expense	3,445	3,481	3,289
Amortization of deferred financing costs	(690)	(324)	(402)
Income tax expense	3,419	5,279	14,009
Deferred income taxes	(212)	3,268	989
Severance--Slashdot Media	—	981	—
Change in accrual for unrecognized tax benefits	(346)	923	(44)
Change in accounts receivable	(1,976)	(2,281)	2,140
Change in deferred revenue	(712)	(2,370)	571
Costs related to strategic alternatives process	807	—	—
Costs related to divestitures	1,716	—	—
Changes in working capital and other	1,553	3,709	(9,161)
Adjusted EBITDA	$41,413	$57,663	$74,550

Adjusted EBITDA Margin
Adjusted EBITDA Margin is a non-GAAP metric used by management to measure operating performance. Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Revenues. A reconciliation of Adjusted EBITDA Margin for the years ended December 31, 2017, 2016 and 2015 (in thousands) follows:

	Year Ended December 31,
	2017	2016	2015
Revenues	$207,950	$226,970	$259,769
Adjusted EBITDA	$41,413	$57,663	$74,550
Adjusted EBITDA Margin	20%	25%	29%

Cash Flows
We have summarized our cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Year Ended December 31,
	2017	2016	2015
Cash from operating activities	$34,409	$44,997	$63,159
Cash used in investing activities	(775)	(10,770)	(9,078)
Cash used in financing activities	(44,781)	(44,634)	(47,012)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. In the fourth quarter of 2016, the Company implemented a tax planning strategy which enhanced our ability to utilize foreign tax credits in the U.S. As a result, we changed our assertion regarding the indefinite reinvestment of our Canada subsidiary’s foreign earnings, and repatriated accumulated earnings of $5.5 million in 2017 and $16.4 million in 2016 from Canada to the United States. In the fourth quarter of 2017, the Company also repatriated earnings of $7.3 million from its U.K. subsidiary since such earnings were subject to tax in the U.S. because of the deemed repatriation provisions in U.S. tax reform legislation enacted in December 2017. Cash from Canada and the U.K. was used by the Company to pay down debt resulting in lower cash at December 31, 2017 and 2016.
At December 31, 2017, we had cash of $12.1 million compared to $23.0 million at December 31, 2016. Cash held by foreign subsidiaries totaled approximately $9.6 million and $16.1 million at December 31, 2017 and 2016, respectively, of which $0.7 and $1.2 million, respectively, was held by the Canada subsidiary. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash on hand, as well as the cash flow that we generate from our operations. In addition, externally, we had $108.0 million in borrowing capacity under our $150.0 million Credit Agreement (reduced from $250.0 million in the third quarter of 2017) at December 31, 2017. We believe that our existing U.S. cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving credit facility may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Comparison of Years Ended December 31, 2017 and 2016
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairment of goodwill and intangible assets, gain or loss on sale of business, and the effect of changes in working capital. Net cash flows from operating activities were $34.4 million and $45.0 million for the years ended December 31, 2017 and 2016, respectively. Cash inflow from operations for the year ended December 31, 2017, which included $3.3 million of proceeds from a restitution award in the OilPro related legal matter, is driven by earnings and is dependent on the amount and timing of billings and cash collections from our customers. The decline in revenue, partially offset by cost reductions, are the primary drivers for the decrease in cash flows from operations in the year ended December 31, 2017 compared to 2016.

Investing Activities
During the year ended December 31, 2017, cash used by investing activities was $0.8 million compared to $10.8 million in the year ended December 31, 2016. Cash used by investing activities in the year ended December 31, 2017 was attributable to the $13.2 million used to acquire fixed assets, partially offset by proceeds received from sale of the Health eCareers business of $12.9 million. Cash used by investing activities in the year ended December 31, 2016 was primarily attributable to the $11.7 million used to acquire fixed assets and $1.5 million used to purchase preferred stock in a leading tech skills assessment company, partially offset by proceeds from the sale of the Slashdot Media business of $2.4 million.
Financing Activities
Cash used for financing activities during the year ended December 31, 2017 was $44.8 million compared to cash used of $44.6 million in the year ended December 31, 2016. During the current year, the cash used was primarily due to $44.0 million of payments on long-term debt. During the year ended December 31, 2016, the cash used was primarily due to $29.6 million of payments to repurchase the Company’s common stock and $15.0 million used in net repayments on long-term debt, partially offset by $2.8 million in proceeds from stock option exercises.
Comparison of Years Ended December 31, 2016 and 2015
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairment of goodwill and the effect of changes in working capital. Net cash flows from operating activities were $45.0 million and $63.2 million for the years ended December 31, 2016 and 2015, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. The decline in revenue, partially offset by cost reductions, are the primary drivers for the decrease in cash flows from operations in the year ended December 31, 2016 compared to 2015.
Investing Activities
During the year ended December 31, 2016, cash used by investing activities was $10.8 million compared to cash used of$9.1 million in the year ended December 31, 2015. Cash used by investing activities in the year ended December 31, 2016 was attributable to the $11.7 million used to purchase fixed assets, partially offset by proceeds from the sale of Slashdot Media business of $2.4 million. Cash used by investing activities in the year ended December 31, 2015 was primarily attributable to the $9.1 million used to acquire fixed assets.
Financing Activities
Cash used for financing activities during the year ended December 31, 2016 was $44.6 million compared to $47.0 million in the year ended December 31, 2015. The cash used during the current period was primarily due to $29.6 million of payments to repurchase the Company's common stock and $15.0 million used in net repayments on long-term debt, partially offset by $2.8 million in proceeds from stock option exercises. During the year ended December 31, 2015, the cash used was primarily due to $38.2 million of repayments to repurchase the Company's common stock, $9.5 million used in net repayments of long-term debt, and $3.8 million in payment of acquisition related contingencies related to the IT Job Board, partially offset by $7.0 million in proceeds from stock option exercises.

Financings and Capital Requirements

Credit Agreement
In November 2015, we entered into a new Credit Agreement, which provides for a revolving loan facility of $250.0 million (reduced to $150 million in the third quarter of 2017), maturing in November 2020.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2017, our consolidated leverage ratio was 1.01 to 1.0 and was required to be less than 3.0 to 1.0. Our consolidated interest coverage ratio was 13.6 to 1.0 and was required to be greater than 3.5 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 7 in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
Other Capital Requirements
We anticipate capital expenditures in 2018 to be approximately $8 million to $10 million. We intend to use operating cash flows to fund capital expenditures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of December 31, 2017:

	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$42,000	$—	$42,000	$—	$—
Operating lease obligations	24,864	4,872	8,088	5,641	6,263
Total contractual obligations	$66,864	$4,872	$50,088	$5,641	$6,263
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of December 31, 2017, we had $42.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 7 “Indebtedness” in our consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 3.88% (the rate in effect on December 31, 2017) on our current borrowings, interest payments are expected to be $1.6 million per year in 2018-2019 and $1.4 million in 2020.
As of December 31, 2017, we recorded approximately $2.9 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2017 are $2.9 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.7 million of its unrecognized tax benefits may be recognized in the next twelve months.
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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone, Dice Europe and Hcareers also conduct business outside the United States. For the years ended December 31, 2017 and 2016, approximately 26% of our revenues were earned outside the United States and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling and between local currencies and the United States dollar and the subsequent translation of the British Pound Sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses during 2017 would have been a decrease of approximately $266,000 and $281,000, respectively.
In connection with Brexit, the global markets and currencies have been adversely impacted, including a decline in the value of the British Pound Sterling as compared to the United States dollar. Volatility in exchange rates is expected to continue in the short term as the UK negotiates its exit from the EU. We currently do not hedge our British Pound Sterling exposure and therefore are susceptible to currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2017 and 2016, our translation adjustment decreased stockholders’ equity by $27.3 million and $32.3 million, respectively. The change from December 31, 2016 to December 31, 2017 is primarily attributable to the position of the United States dollar against the British Pound Sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of December 31, 2017, we had outstanding borrowings of $42.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2017 on our current borrowings would increase by approximately $420,000.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of
DHI Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DHI Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15, (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 12, 2018

We have served as the Company's auditor since 2005.

DHI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
(in thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$12,068	$22,987
Accounts receivable, net of allowance for doubtful accounts of $1,688 and $3,181	38,769	43,148
Income taxes receivable	2,617	731
Prepaid and other current assets	5,086	3,312
Total current assets	58,540	70,178
Fixed assets, net	16,147	16,610
Acquired intangible assets, net	45,737	49,120
Goodwill	170,791	171,745
Deferred income taxes	469	306
Other assets	4,034	2,136
Total assets	$295,718	$310,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$22,196	$20,220
Deferred revenue	83,646	84,615
Income taxes payable	1,129	3,467
Total current liabilities	106,971	108,302
Long-term debt, net	41,450	84,760
Deferred income taxes	8,245	7,901
Income taxes payable	1,489	—
Accrual for unrecognized tax benefits	2,859	2,513
Other long-term liabilities	2,063	2,736
Total liabilities	163,077	206,212
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 83,125 and 81,989 shares, respectively; outstanding: 50,480 and 49,591 shares, respectively	831	820
Additional paid-in capital	375,537	366,247
Accumulated other comprehensive loss	(27,330)	(32,276)
Accumulated earnings	59,776	44,078
Treasury stock, 32,645 and 32,398 shares, respectively	(276,173)	(274,986)
Total stockholders’ equity	132,641	103,883
Total liabilities and stockholders’ equity	$295,718	$310,095
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2017, 2016 and 2015
(in thousands, except per share amounts)

	For the year ended December 31,
	2017	2016	2015
Revenues	$207,950	$226,970	$259,769
Operating expenses:
Cost of revenues	29,974	32,126	39,147
Product development	24,984	25,714	29,863
Sales and marketing	80,508	77,451	81,755
General and administrative	40,749	43,684	44,639
Depreciation	9,752	9,849	9,298
Amortization of intangible assets	2,138	6,787	13,894
Impairment of goodwill	—	15,369	34,818
Impairment of fixed and intangible assets	2,226	9,252	—
Disposition related and other costs (Note 11)	4,746	3,347	—
Total operating expenses	195,077	223,579	253,414
Other operating income:
Gain on sale of business (Note 3)	6,699	—	—
Proceeds from restitution award	3,293	—	—
Total other operating income	9,992	—	—
Operating income	22,865	3,391	6,355
Interest expense	(3,445)	(3,481)	(3,289)
Other expense	(23)	(29)	(25)
Income (loss) before income taxes	19,397	(119)	3,041
Income tax expense	3,419	5,279	14,009
Net income (loss)	$15,978	$(5,398)	$(10,968)

Basic earnings (loss) per share	$0.33	$(0.11)	$(0.21)
Diluted earnings (loss) per share	$0.33	$(0.11)	$(0.21)

Weighted-average basic shares outstanding	47,908	48,319	51,402
Weighted-average diluted shares outstanding	48,230	48,319	51,402
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2017, 2016, and 2015
(in thousands)

	For the year ended December 31,
	2017	2016	2015
Net income (loss)	$15,978	$(5,398)	$(10,968)

Foreign currency translation adjustment	4,946	(11,808)	(6,559)
Unrealized losses on investments, net of tax of $0	—	—	(3)
Total other comprehensive income (loss)	4,946	(11,808)	(6,562)
Comprehensive income (loss)	$20,924	$(17,206)	$(17,530)
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2017, 2016, and 2015 (in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2015	—	$—	77,366	$774	$332,985	$(202,499)	$60,444	$(13,906)	$177,798
Net loss							(10,968)		(10,968)
Other comprehensive loss								(6,562)	(6,562)
Stock based compensation					10,185				10,185
Excess tax benefit over book expense from stock options exercised					2,050				2,050
Restricted stock issued			1,262	12					12
Restricted stock forfeited or withheld to satisfy tax obligations			(245)	(2)		(1,836)			(1,838)
Purchase of treasury stock under stock repurchase plan						(39,075)			(39,075)
Exercise of common stock options			1,836	18	6,988				7,006
Performance-Based Restricted Stock Units eligible to vest			498	5					5
Balance at December 31, 2015	—	—	80,717	807	352,208	(243,410)	49,476	(20,468)	138,613
Net loss							(5,398)		(5,398)
Other comprehensive loss								(11,808)	(11,808)
Stock based compensation					11,145				11,145
Excess tax benefit over book expense from stock options exercised					94				94
Restricted stock issued			1,302	13					13
Restricted stock forfeited or withheld to satisfy tax obligations			(328)	(3)		(2,361)			(2,364)
Purchase of treasury stock under stock repurchase plan						(28,709)			(28,709)
Exercise of common stock options			642	6	2,800				2,806
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(98)	(1)		(506)			(507)
Performance-Based Restricted Stock Units eligible to vest			(246)	(2)					(2)
Balance at December 31, 2016	—	—	81,989	820	366,247	(274,986)	44,078	(32,276)	103,883
Net income							15,978		15,978
Other comprehensive income								4,946	4,946
Stock based compensation					8,608				8,608
Restricted stock issued			1,725	17					17
Restricted stock forfeited or withheld to satisfy tax obligations			(655)	(7)		(1,187)			(1,194)
Exercise of common stock options			66	1	402				403
Cumulative-effect of new accounting principle (see Note 2)					280		(280)		—
Balance at December 31, 2017	—	$—	83,125	$831	$375,537	$(276,173)	$59,776	$(27,330)	$132,641

See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2017, 2016 and 2015
(in thousands)

	For the year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$15,978	$(5,398)	$(10,968)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	9,752	9,849	9,298
Amortization of intangible assets	2,138	6,787	13,894
Deferred income taxes	212	(3,268)	(989)
Amortization of deferred financing costs	690	324	402
Stock based compensation	8,608	11,145	10,185
Impairment of goodwill	—	15,369	34,818
Impairment of fixed and intangible assets	2,226	9,252	—
Change in accrual for unrecognized tax benefits	346	(923)	44
(Gain) loss on sale of business	(6,699)	639	—
Changes in operating assets and liabilities:
Accounts receivable	1,976	2,281	(2,140)
Prepaid expenses and other assets	(1,120)	(132)	1,734
Accounts payable and accrued expenses	1,659	(2,954)	(1,054)
Income taxes receivable/payable	(2,111)	(64)	8,256
Deferred revenue	712	2,370	(571)
Other, net	42	(280)	250
Net cash flows from operating activities	34,409	44,997	63,159
Cash flows from investing activities:
Cash received from sale of business, net	12,947	2,429	—
Purchases of fixed assets	(13,222)	(11,699)	(9,078)
Purchases of cost method investments	(500)	(1,500)	—
Net cash flows used in investing activities	(775)	(10,770)	(9,078)
Cash flows from financing activities:
Payments on long-term debt	(44,000)	(42,000)	(138,500)
Proceeds from long-term debt	—	27,000	129,000
Payments under stock repurchase plan	—	(29,572)	(38,212)
Payment of acquisition related contingencies	—	—	(3,829)
Proceeds from stock option exercises	403	2,806	7,010
Purchase of treasury stock related to vested restricted stock and performance stock units	(1,184)	(2,868)	(1,835)
Financing costs paid	—	—	(646)
Net cash flows used in financing activities	(44,781)	(44,634)	(47,012)
Effect of exchange rate changes	228	(656)	204
Net change in cash for the period	(10,919)	(11,063)	7,273
Cash, beginning of period	22,987	34,050	26,777
Cash, end of period	$12,068	$22,987	$34,050
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
DHI Group, Inc. (“DHI” or the “Company”), a Delaware corporation, was incorporated on June 28, 2005. DHI is a leading provider of data, insights and employment connections through its specialized services for technology professionals and other select online communities. Its mission is to empower tech professionals and organizations to compete and win through expert insights and relevant employment connections. Employers and recruiters use its websites and services to source, hire and connect with the most qualified and highly-skilled tech professionals, while professionals use its websites and services to find ideal employment opportunities, relevant job advice and tailored career-related data. For over 25 years, through its predecessor companies, the Company was built on providing employers and professionals with career connections, news, tools and information. The Company serves multiple markets located throughout North America, Europe, the Middle East and the Asia Pacific region.

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
Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on the Dice, ClearanceJobs, eFinancialCareers, Rigzone, Health eCareers (sold December 4, 2017), BioSpace (transferred majority ownership to BioSpace management on January 31, 2018) and Hcareers websites. Certain of the Company’s arrangements include multiple deliverables, which consist of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple element arrangements in accordance with the Multiple-Deliverable Revenue Arrangements subtopic of the Financial Accounting Standards Board ("FASB") ASC 605-25. Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.
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
The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2017, 2016 and 2015.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Statements of Cash Flows—All bank deposits are considered cash.
The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2017	2016	2015
Supplemental cash flow information:
Interest paid	$3,254	$3,256	$2,937
Taxes paid	4,697	9,096	6,853
Non-cash investing and financing activities:
Capital expenditures on fixed assets included in accounts payable and accrued expenses	63	201	431
Share repurchases included in accounts payable and accrued expenses	—	—	863
Investments— During 2017, pursuant to the achievement of certain performance milestones, the Company purchased additional preferred stock representing a 2.3% interest in the fully diluted shares of a leading tech skills assessment company for $0.5 million, bringing its total interest to 10.0% and total cost to $2.0 million. The Company has recorded the investment using the cost method and has not adjusted the investment to fair market value. The investment is included in the Other assets section of the Consolidated Balance Sheets.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2017, 2016 and 2015 was $35.3 million, $30.5 million and $33.2 million, respectively.
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
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. DHI’s significant estimates include the useful lives and valuation of fixed assets and intangible assets, goodwill, the income tax valuation allowance, and the assumptions used to value the Performance-Based Restricted Stock Units (“PSUs”) of the Company.
Earnings (Loss) per Share—The Company follows the Earnings Per Share topic of the FASB ASC in computing earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding. When the effects are dilutive, diluted earnings (loss) per share is calculated using the weighted average number of shares outstanding, and the dilutive effect of stock-based compensation awards as determined under the treasury stock method. Certain stock awards were excluded from the computation of diluted (loss) earnings per share due to their anti-dilutive effect. See Note 16.
New Accounting Pronouncements— In May 2014, FASB issued ASU No. 2014-09 ("Topic 606"), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers and requires an entity to recognize the incremental costs of obtaining a contract with a customer as an asset if the entity expects to recover those costs over time. Topic 606 becomes effective for reporting periods beginning after December 15, 2017. Topic 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company has chosen the modified retrospective application method, and will implement Topic 606 effective January 1, 2018.
The Company has evaluated the impact Topic 606 will have on its consolidated financial statements and related disclosures, and has determined that there will be material changes related to the timing of when contract acquisition costs are expensed, and has determined that there will be certain limited changes to the timing of revenue recognition for job posting and resume search over the contract period. The Company has determined that the January 1, 2018 cumulative effect to its revenue streams will be an increase of approximately $0.2 million to deferred revenues, and the cumulative effect to its contract acquisition costs will be an increase to contract acquisition cost assets of approximately $6.1 million, with a net after tax increase to retained earnings of approximately $4.5 million. The cumulative impact on contract acquisition costs was computed based on contracts in force as of December 31, 2017 using average commission rates on both new business sales to be amortized over approximately two years and the remaining sales contracts to be amortized over approximately one year.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company adopted the standard during the three months ended March 31, 2017. The new standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, rather than in additional paid-in capital. Accordingly, the new standard eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities in the statement of cash flows. Additionally, the Company can now make a policy election to account for forfeitures as they occur. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement were applied prospectively. The tax effect of awards vested resulted in income tax expense of $1.4 million during the twelve months ended December 31, 2017. The Company recast prior year cash flows to reflect the excess tax benefit as an operating activity, resulting in a reclassification of $0.4 million from “Excess tax benefit over book expense from stock based compensation” to “Income taxes receivable/payable” on the Consolidated Statements of Cash Flows. The Company will record forfeitures as they occur, rather than estimating in advance. On January 1, 2017, under the modified retrospective transition method as required by the standard, the Company recorded a cumulative-effect adjustment of $0.3 million to decrease accumulated earnings and increase additional paid-in capital to remove estimated forfeitures on all outstanding equity awards after December 31, 2016.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard has requirements on how to account for leases by both the lessee and the lessor and adds clarification for what constitutes a lease, among other items. The updated standard becomes effective for fiscal years beginning after December 15, 2018 and interim periods the following year, with early adoption permitted. The new standard must be applied using a modified retrospective transition. The Company is evaluating the expected impact of this standard on its financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other. The new standard eliminates Step 2 from the goodwill impairment test and requires the Company to compare the fair value of a reporting unit with its carrying amount. The Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Accordingly, the Company has adopted the new standard during the year ended December 31, 2017, which did not have a material impact on the consolidated financial statements.
3.   SALE OF BUSINESS
The Company sold the Health eCareers business on December 4, 2017 for $15.0 million and incurred approximately $0.6 million of selling costs. $1.5 million of the purchase price was placed in escrow (recorded in other long-term assets in the consolidated balance sheet) and will be released 18 months after the closing date, subject to the terms and conditions of the transaction agreement.  Additionally, the Company recorded a receivable of $0.6 million (recorded in other current assets in the consolidated balance sheet) related to working capital to be released 3 months after the closing date, subject to the terms and conditions of the transaction agreement.
Net cash proceeds on the date of sale were $12.9 million. A $6.7 million gain on the sale of business was recognized during the fourth quarter of 2017.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill—The Company determines whether the carrying value of recorded goodwill is impaired for each reporting unit on an annual basis or more frequently if indicators of potential impairment exist for each reporting unit. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, an impairment test is required. The impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recorded for the excess of the carrying value over the fair value of the reporting unit. The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Fair values of each reporting unit are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value.
Impairment—During the third quarter of 2016, goodwill at the Energy reporting unit with a carrying value of $15.4 million was tested for impairment due to the decline in demand for energy professionals, stemming from persistently depressed oil prices. The Company recorded an impairment of goodwill of $15.4 million as of September 30, 2016, bringing goodwill at the Energy reporting unit to zero. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all the assets and liabilities of the reporting unit as if it had been acquired in a business combination. After assigning fair value to the assets and liabilities of the reporting unit, the implied fair value of goodwill resulted in an impairment of $15.4 million in the year ended December 31, 2016. The goodwill balance represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.
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
As required under FASB ASC 360, Impairment or Disposal of Long-Lived Assets, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. During 2017, the Company performed an in-depth review of the getTalent product and the market outlook due to slow sales of the product and the high cost of development. Based on the review, the Company determined the required investments to competitively position the product were too high. As a result, the product offering was canceled. The long-lived assets of getTalent were tested for recoverability. This process resulted in an impairment of capitalized website development costs of $2.2 million, which was recorded in the third quarter of 2017 and reduced the net book value of assets related to getTalent to zero. During 2016, the long-lived assets of the Energy reporting unit were tested for recoverability due to the downturn in the current and expected future financial performance of the reporting unit and an impairment charge of unamortized intangible assets of $9.3 million was recorded, which reduced the unamortized intangible assets at the Energy reporting unit to zero. Both getTalent and Energy are included in Corporate & Other.
Indefinite-lived Intangible Assets—The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company determines whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment test performed as of October 1, 2017 resulted in no impairment. The impairment review process compares the fair value of the indefinite-lived acquired

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology, which estimates the value of the trademark and brand name by capitalizing the profits saved because the Company owns the asset. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Changes in Company strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

5.    FIXED ASSETS, NET
Fixed assets, net consist of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Computer equipment and software	$13,588	$15,289
Furniture and fixtures	3,093	3,485
Leasehold improvements	3,199	3,661
Capitalized development costs	21,824	24,129
	41,704	46,564
Less: Accumulated depreciation and amortization	(25,557)	(29,954)
Fixed assets, net	$16,147	$16,610

6.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets (in thousands):

	As of and for the year ended December 31, 2017
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net
Technology	$4,561	$(3,930)	$(631)	$—
Trademarks and brand names—Dice	39,000	—	—	39,000
Trademarks and brand names—Other	11,103	(7,260)	(2,185)	1,658
Customer lists	12,887	(5,696)	(2,112)	5,079
Candidate and content database	8,857	(8,354)	(503)	—
Acquired intangible assets, net	$76,408	$(25,240)	$(5,431)	$45,737

During the fourth quarter of 2017, the Company disposed of $4.6 million of fully amortized acquired intangible assets from the sale of Health eCareers (sold December 4, 2017).
During the first quarter of 2017 and the second quarter of 2016, the Company retired $26.7 million and $44.1 million, respectively, of fully amortized acquired intangible assets.

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
Based on the carrying value of the acquired finite-lived intangible assets recorded as of December 31, 2017, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

2018	$1,185
2019	1,149
2020	1,149
2021	1,149
2022	1,149
2023 and thereafter	956
Total	$6,737
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
We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2017 resulted in the fair value of the Dice trademarks and brand exceeding the carrying value by 4%.
Revenue projections attributable to the Dice trademarks and brand name have declined due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market, the Company’s ability to attribute value delivered to customers, and continued uncertainty around Brexit. Revenues related to the Dice trademarks and brand name declined 7% and 4% for the years ended December 31, 2017 and 2016, respectively. Revenue projections for the year ending December 31, 2018 include a modest improvement to the rate of decline experienced in the year ended December 31, 2017 and is expected to begin to improve late in 2018 and into 2019. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Projected future cash flows attributable to the Dice trademarks and brand name declined as a result of the lower projected revenue, as well as increased spending focused on new and enhanced products and marketing campaigns. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs in the projections are expected to remain approximately consistent for the year ending December 31, 2018 as compared to the year ended December 31, 2017 and then increase at levels that allow for modest operating margin improvements. The Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 5.0%.
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

7.    INDEBTEDNESS

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 3.0 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by three of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc., Targeted Job Fairs, Inc., and Rigzone.com, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.
The amounts borrowed as of December 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

	December 31, 2017	December 31, 2016
Amounts borrowed:
Revolving credit facility	$42,000	$86,000
Less: deferred financing costs, net of accumulated amortization of $1,529 and $1,487	(550)	(1,240)
Total borrowed	$41,450	$84,760

Available to be borrowed under revolving facility	$108,000	$164,000

Interest rates:
LIBOR rate loans:
Interest margin	2.25%	2.00%
Actual interest rates	3.88%	2.81%
There are no scheduled payments until maturity of the Credit Agreement in November 2020.

8.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2026. Future minimum lease payments under non-cancellable operating leases as of December 31, 2017 are as follows (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018	$4,872
2019	4,253
2020	3,835
2021	3,145
2022	2,496
2023 and thereafter	6,263
Total minimum payments	$24,864
Rent expense was $4.9 million, $4.5 million and $4.5 million for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in General and Administrative expense in the Consolidated Statements of Operations.
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
Tax Contingencies
During 2017, the Company recorded an additional accrual for unrecognized tax benefits for $0.3 million related to filing positions on its tax returns.
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

9.    EQUITY TRANSACTIONS
Stock Repurchase Plans—The Company’s board of directors approved a stock repurchase program that permitted the Company to repurchase its common stock through December 2016. Management has discretion in determining the conditions under which shares may be purchased from time to time. The stock repurchase program expired as of December 31, 2016 and there was no stock repurchase plan in place during the year ended December 31, 2017. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors:

	V	VI
Approval Date	December 2014	December 2015
Authorized Repurchase Amount of Common Stock	$50 million	$50 million
Effective Dates	December 2014 to December 2015	December 2015 to December 2016
During the years ended December 31, 2017, 2016 and 2015 purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
Year Ended December 31, 2017	—	$—	$—
Year Ended December 31, 2016	3,946,396	$7.27	$28,709,000
Year Ended December 31, 2015	4,661,528	$8.38	$39,075,000
There were no unsettled share repurchases as of December 31, 2017 and 2016.
Convertible Preferred Stock—The Company has 20 million shares of convertible preferred stock authorized, with a $0.01 par value. No shares have been issued and outstanding since prior to our initial public offering in 2007. The rights,

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

preferences, privileges and restrictions granted to and imposed on the convertible preferred stock are as set forth below. The Company currently has no preferred stock outstanding. The Company’s amended and restated certificate of incorporation permits the terms of any preferred stock to be determined at the time of issuance.
Dividend provisions
The preferred stockholders would be entitled to dividends only when dividends are paid to common shareholders. In the event of a dividend, the holders of the preferred shares would be entitled to share in the dividend on a pro rata basis, as if their shares had been converted into shares of common stock.
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
Dividends—No dividends have been declared in 2017, 2016 or 2015. Our Credit Agreement limits our ability to declare and pay dividends. Refer to Note 7 “Indebtedness.”

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS
FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The Company had $3,000 reclassified out of accumulated other comprehensive income for the year ended December 31, 2015 and no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2017 and 2016. The unrealized gain (loss) on securities and foreign currency translation adjustments impact comprehensive income (loss). Accumulated other comprehensive income (loss), net consists of the following components, net of tax (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrealized gains (losses) on securities:
Balance at beginning of year	$—	$—	$3
Unrealized losses for the year, net of tax	—	—	(3)
Balance at end of year	$—	$—	$—
Foreign currency translation:
Balance at beginning of year	$(32,276)	$(20,468)	$(13,909)
Translation adjustments	4,946	(11,808)	(6,559)
Balance at end of year	$(27,330)	$(32,276)	$(20,468)
Total:
Balance at beginning of year	$(32,276)	$(20,468)	$(13,906)
Total adjustments for the year	4,946	(11,808)	(6,562)
Balance at end of year	$(27,330)	$(32,276)	$(20,468)

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    DISPOSITION RELATED AND OTHER COSTS
In May 2017, the Company announced plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures included: BioSpace (transferred majority ownership to BioSpace management on January 31, 2018), Hcareers, Health eCareers (sold December 4, 2017), and Rigzone. In connection with the planned divestitures and focus on the tech business, the Company incurred certain severance and other related costs to further these strategic objectives.
The following table displays a roll forward of the disposition related and other costs and related liability balances:

	Accrual at December 31, 2016	Expense	Cash Payments	Accrual at December 31, 2017
Severance and retention	—	3,112	1,875	1,237
Professional Fees	—	1,634	809	825
Total disposition related and other costs	—	4,746	2,684	2,062

In January 2016, the Company completed the sale of Slashdot Media and incurred severance costs and additional stock based compensation expense for the acceleration of stock vesting. The Company recognized a loss on the sale of assets of Slashdot Media.
The following table displays the disposition related and other costs incurred during the year ended December 31, 2016 (in thousands):

Severance—Slashdot Media	$981
Accelerated stock based compensation expense—Slashdot Media	900
Loss on sale of Slashdot Media	639
Severance related to other brands	827
Total	$3,347

12.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors. On January 1, 2017, as a result of ASU No. 2016-09 as discussed in Note 2, the Company began recording expense based upon the number of awards outstanding with no estimate for forfeitures. Previously, the Company estimated forfeitures that it expected would occur and recorded expense based upon the number of awards expected to vest.
The Company recorded stock based compensation expense of $8.6 million and $10.2 million in the years ended December 31, 2017 and 2015, respectively. During the year ended December 31, 2016, the Company recorded $11.1 million, which included $0.9 million of accelerated compensation due to Slashdot Media as shown in Note 11. At December 31, 2017, there was $10.1 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
Restricted Stock—Restricted stock is granted to employees of the Company and its subsidiaries, and to non-employee members of the Company’s Board. These shares are part of the compensation plan for services provided by the employees or Board members. The closing price of the Company’s stock on the date of grant is used to determine the fair value of the grants. The expense related to the restricted stock grants is recorded over the vesting period as described below. There was no cash flow impact resulting from the grants.
The restricted stock vests in various increments on the anniversaries of each grant, subject to the recipient’s continued employment or service through each applicable vesting date. Vesting occurs over one year for Board members and over four years for employees.
A summary of the status of restricted stock awards as of December 31, 2017, 2016, and 2015 and the changes during the periods then ended is presented below:

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,226,375	$7.87	2,122,225	$8.54	1,786,581	$8.45
Granted	1,724,500	$4.05	1,302,375	$7.33	1,261,600	$8.83
Forfeited	(655,000)	$6.54	(327,750)	$8.17	(245,312)	$8.34
Vested	(902,618)	$7.89	(870,475)	$8.58	(680,644)	$8.91
Non-vested at end of period	2,393,257	$5.48	2,226,375	$7.87	2,122,225	$8.54
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

	Year Ended December 31,
	2017	2016	2015
Weighted average fair value of PSUs granted	$5.38	$7.24	$9.25
Dividend yield of DHI Group, Inc. stock	—%	—%	—%
Dividend yield of Russell 2000 Index	1.4%	1.7%	1.3%
Risk free interest rate	1.5%	0.9%	1.1%
Volatility of DHI Group, Inc. stock	41.0%	33.5%	33.6%
Volatility of Russell 2000 Index	16.7%	16.7%	16.2%
A summary of the status of PSUs as of December 31, 2017, 2016, and 2015 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	580,004	$8.02	415,000	$9.25	—	$—
Granted	397,500	$5.38	417,500	$7.24	415,000	$9.25
Forfeited	(217,501)	$7.04	(98,751)	$8.17	—	$—
Vested	—	$—	(153,745)	$9.13	—	$—
Non-vested at end of period	760,003	$6.92	580,004	$8.02	415,000	$9.25
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter following the first anniversary. There was no cash flow impact resulting from the grants. There was no cash flow impact resulting from the grants. No stock options were granted during the years ended December 31, 2017, 2016, and 2015.
A summary of the status of options previously granted as of December 31, 2017, 2016, and 2015, and the changes during the periods then ended is presented below:

	Year Ended December 31, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	1,779,613	$8.46	$50,869
Exercised	(66,188)	$6.08	$12,821
Forfeited	(611,550)	$7.25	—
Options outstanding at December 31	1,101,875	$9.28	$—
Exercisable at December 31	1,076,155	$9.32	$—
Options expected to vest at December 31	25,720	$7.43

	Year Ended December 31, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	2,673,512	$7.46	$5,485,248
Exercised	(641,710)	$4.37	$2,209,260
Forfeited	(252,189)	$8.20	—
Options outstanding at December 31	1,779,613	$8.46	$50,869
Exercisable at December 31	1,552,642	$8.52	$50,869

	Year Ended December 31, 2015
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	4,667,738	$6.14	$19,357,512
Exercised	(1,802,913)	$3.92	$9,162,469
Forfeited	(191,313)	$10.76	—
Options outstanding at December 31	2,673,512	$7.46	$5,485,248
Exercisable at December 31	2,037,318	$7.19	$4,832,280

In connection with the Company’s sale of Slashdot Media, the Company accelerated the vesting of 130,375 shares of restricted stock and 24,001 stock options to certain former employees during the year ended December 31, 2016, the expense of which is recorded in Disposition Related and Other Costs in the Consolidated Statements of Operations.
The weighted-average remaining contractual term of options exercisable at December 31, 2017 is 2.2 years. The following table summarizes information about options outstanding as of December 31, 2017:

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 7.00 - $ 7.99	317,375	3.1	297,280
$ 8.00 - $ 8.99	199,500	1.5	193,875
$ 9.00 - $ 9.99	470,000	2.3	470,000
$ 10.00 - $ 14.50	115,000	0.2	115,000
	1,101,875		1,076,155

13.    INCOME TAXES
Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$168	$155
Allowance for doubtful accounts	272	519
Provision for accrued expenses and other, net	1,300	2,947
Stock based compensation	3,770	5,410
Deferred revenue	920	283
Tax credit carryforward	—	3,257
	6,430	12,571
Less valuation allowance	224	1,033
Deferred tax asset, net of valuation allowance	6,206	11,538
Deferred tax liabilities:
Acquired intangibles	(10,933)	(14,602)
Depreciation of fixed assets	(3,049)	(4,531)
Deferred tax liabilities	(13,982)	(19,133)
Net deferred tax liability	$(7,776)	$(7,595)
Recognized in Consolidated Balance Sheets:
Deferred tax asset	469	306
Deferred tax liability	(8,245)	(7,901)
Net deferred tax liability	$(7,776)	$(7,595)
The Company had deferred tax assets of $0.2 million at December 31, 2017 and 2016 related to net operating loss carryforwards and $3.3 million at December 31, 2016 related to tax credit carryforwards. The Company had no tax credit carryforwards at December 31, 2017. The net operating losses expire in various years through 2025. The Company has recorded valuation allowances of $0.2 million and $1.0 million, respectively, at December 31, 2017 and 2016 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.
Tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Current income tax expense (benefit):
Federal	$1,984	$5,048	$10,201
State	(285)	931	1,491
Foreign	1,504	2,259	3,500
Current income tax expense	3,203	8,238	15,192
Deferred income tax expense (benefit):
Federal	(207)	(891)	998
State	329	192	405
Foreign	94	(2,260)	(2,586)
Deferred income tax expense (benefit)	216	(2,959)	(1,183)
Income tax expense	$3,419	$5,279	$14,009

A reconciliation between the tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	$6,789	$(42)	$1,064
Gain on sale of subsidiary	(1,571)	—	—
Stock-based compensation	1,414	—	—
Nondeductible impairment	—	5,287	9,199
State taxes, net of federal effect	35	756	1,435
Difference between foreign and U.S. rates	(1,054)	297	2,366
Change in unrecognized tax benefits	1,003	(923)	46
Gross tax on foreign dividend	275	5,084	—
Tax credits related to foreign dividend	(275)	(4,244)	—
US transition tax on foreign earnings	2,962	—	—
Federal rate change impact on deferred tax liabilities	(3,281)	—	—
Research and development tax credits	(1,764)	(173)	(165)
Change in valuation allowances	(780)	(713)	—
Other	(334)	(50)	64
Income tax expense	$3,419	$5,279	$14,009
Effective tax rate	17.6%	(4,436.1)%	460.7%

In December 2017, President Trump signed into law H.R.1, commonly known as the Tax Cuts and Jobs Act (“TCJA”), which makes significant changes to the Internal Revenue Code. Subsequent to enactment of the TCJA in December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance regarding accounting for the TCJA’s impact. SAB 118 requires companies to recognize those tax items for which accounting can be completed. For items whose accounting has not been completed, companies must recognize provisional amounts to the extent they are reasonably estimable, with subsequent adjustments over a measurement period as more information is available and calculations are finalized.

Enactment of the TCJA resulted in a one-time transition tax on the deemed repatriation of the Company’s undistributed earnings of its foreign subsidiaries. The Company has estimated that it will have a gross transition tax liability of $9.5 million which will be reduced by foreign tax credits of $6.5 million. Thus the Company has recorded tax expense of $3.0 million in the year ended December 31, 2017 as a provisional estimate of its US federal and state transition tax liability.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The TCJA lowered the Company’s US statutory federal tax rate from 35% to 21% effective January 1, 2018. The Company recorded a tax benefit of $3.3 million in the year ended December 31, 2017 as a provisional estimate of the reduction in its US deferred tax liabilities resulting from the rate change.

While the Company has recognized the provisional tax effect of the transition tax on deemed repatriation and the revaluation of deferred tax assets and liabilities in its financial statements for the year ended December 31, 2017, the ultimate tax impact could differ from these provisional amounts. The Company will continue to analyze the impact of the TCJA, including any additional regulatory guidance issued by the U.S. tax authorities, and expects to complete its accounting in 2018.

The Company recorded impairment charges of $2.2 million, $24.6 million, and $34.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. Of the total impairment, the amounts relating to non-deductible goodwill were zero in 2017, $15.4 million in 2016, and $33.6 million in 2015. Based on the jurisdictions where the impairment charges were recorded, the non-deductible amounts caused tax expense to exceed the expected expense at statutory tax rates by zero in 2017, $5.3 million in 2016, and $9.2 million in 2015.

Prior to December 2016, the Company had asserted under ASC 740-30 that all of the unremitted earnings of its foreign subsidiaries were indefinitely invested. The Company evaluates this assertion each period based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S. In the fourth quarter of 2016, the Company evaluated a tax planning strategy related to the utilization of foreign tax credits on its U.S. federal tax return. Absent the strategy, the Company believed that it would not realize any of the credits during the allowable carryforward period under U.S. law. The Company concluded in December 2016 that it would implement the strategy, thus impacting the tax consequences of repatriation by enabling greater utilization of foreign tax credits. As a result, the Company changed its assertion regarding the indefinite reinvestment of its Canada subsidiary’s foreign earnings, but did not change its assertion with regard to the undistributed earnings of all other foreign subsidiaries. The Company recorded a tax liability of $0.8 million at December 31, 2016 reflecting the repatriation of $16.4 million from Canada to the U.S. All cumulative earnings of the Canada subsidiary through December 31, 2016 were distributed, so no additional accrual for deferred taxes related to earnings of the Canada subsidiary was required. The Company also recorded a tax benefit of $0.7 million in the year ended December 31, 2016 to record the partial release of a valuation allowance related to its foreign tax credit carryforwards.

Because of the transition tax on deemed repatriation required by the TCJA, the Company has been subject to tax in 2017 on the entire amount of its previously undistributed earnings from foreign subsidiaries. Beginning in 2018, the TCJA will generally provide a 100% deduction for U.S. federal tax purposes of dividends received by the Company from its foreign subsidiaries. However, the Company is currently evaluating the potential foreign and U.S. state tax liabilities that would result from future repatriations, if any, and how the TCJA will affect the Company's existing accounting position with regard to the indefinite reinvestment of undistributed foreign earnings. The Company expects to complete this evaluation and determine the impact which the legislation may have on its indefinite reinvestment assertion within the measurement period provided by SAB 118.

The TCJA establishes new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries.  Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740.  Therefore, the Company has not made any adjustments related to potential GILTI tax in its 2017 financial statements.

An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2017 and 2016, the Company has recorded a liability of $2.9 million and $2.5 million, respectively, which consists of unrecognized tax benefits of $2.5 million and $2.2 million, respectively, and estimated accrued interest and penalties of $0.3 million and $0.4 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2017, 2016 and 2015, interest expense (income) and penalties recorded in the Consolidated Statements of Operations were $(41,000), $(86,000) and $177,000, respectively. Following is a reconciliation of the amounts of unrecognized tax benefits, net of tax and excluding interest and penalties, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Unrecognized tax benefits—beginning of period	$2,153	$2,989	$3,122
Increases in tax positions related to current year	278	117	169
Increases in tax positions related to prior year	646	—	76
Decreases in tax positions related to prior year	—	(43)	—
Lapse of statute of limitations	(538)	(910)	(378)
Unrecognized tax benefits—end of period	$2,539	$2,153	$2,989
The foregoing table indicates unrecognized tax benefits, net of tax and excluding interest and penalties. The balance of gross unrecognized benefits was $2.7 million, $2.9 million, and $4.2 million at December 31, 2017, 2016 and 2015, respectively. If the unrecognized tax benefits at December 31, 2017, 2016 and 2015 were recognized in full, tax benefits of $2.9 million, $2.5 million and $3.4 million, respectively, would affect the effective tax rate.
The Company files income tax returns in the U.S. and various foreign jurisdictions. The Company is generally no longer subject to examinations by tax authorities for its tax returns for years prior to 2013. The Company believes it is reasonably possible that as much as $0.7 million of its unrecognized tax benefits may be recognized by the end of 2018 as a result of a lapse of the statute of limitations.

14.    EMPLOYEE SAVINGS PLAN
The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $1.7 million, $1.7 million, and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, to match employee contributions to the Savings Plan.

15.    SEGMENT INFORMATION
The Company changed its reportable segments during the third quarter of 2017 to reflect the current tech-focused operating structure, which was announced in the second quarter of 2017 and implemented in the third quarter of 2017. Accordingly, all prior periods have been recast to reflect the current segment presentation.
The Company has two reportable segments: Tech-focused and Healthcare (Health eCareers was sold on December 4, 2017). The Tech-focused reportable segment includes the Dice, Dice Europe, ClearanceJobs, eFinancialCareers (formerly in the Global Industry Group segment), and Brightmatter (absorbed into Tech-focused in the third quarter of 2017 and formerly in Corporate & Other) services, as well as the Company's Open Web technology. The getTalent assets and liabilities along with its revenues and expenses that were previously in Brightmatter remain in Corporate & Other. The Healthcare reportable segment includes the Health eCareers service and was unchanged from prior presentation. Management has organized its reportable segments based upon its internal management reporting.
The Company has other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Slashdot Media (business sold in the first quarter of 2016), Hcareers, Rigzone, BioSpace (transferred majority ownership to BioSpace management on January 31, 2018) (each formerly in the Global Industry Group segment), and getTalent (discontinued in the third quarter of 2017) services, which are recorded in the "Corporate & Other" category, along with corporate-related costs which are not considered in a segment.
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
The following table shows the segment information (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
By Segment:
Revenues:
Tech-focused	$158,398	$170,599	$177,195
Healthcare	24,354	27,066	25,877
Corporate & Other	25,198	29,305	56,697
Total revenues	$207,950	$226,970	$259,769

Depreciation:
Tech-focused	$6,868	$7,060	$7,044
Healthcare	1,625	2,089	1,599
Corporate & Other	1,259	700	655
Total depreciation	$9,752	9,849	$9,298

Amortization:
Tech-focused	$132	$1,923	$3,996
Healthcare	596	835	1,202
Corporate & Other	1,410	4,029	8,696
Total amortization	$2,138	$6,787	$13,894

Operating income (loss):
Tech-focused	$38,462	$54,066	$54,234
Healthcare	(1,507)	(929)	(490)
Corporate & Other	(14,090)	(49,746)	(47,389)
Operating income	22,865	3,391	6,355
Interest expense	(3,445)	(3,481)	(3,289)
Other expense	(23)	(29)	(25)
Income (loss) before income taxes	$19,397	$(119)	$3,041

Capital expenditures:
Tech-focused	$10,481	$7,545	$6,261
Healthcare	1,160	1,113	2,350
Corporate & Other	1,914	2,756	627
Total capital expenditures	$13,555	$11,414	$9,238

	2017	2016	2015
By Geography:
Revenues:
United States	$154,406	$167,855	$185,847
United Kingdom	22,247	23,969	36,841
EMEA, APAC and Canada (1)	31,297	35,146	37,081
Non-United States	53,544	59,115	73,922
Total revenues	$207,950	$226,970	$259,769

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

	December 31, 2017	December 31, 2016	December 31, 2015
Total assets:
Tech-focused	$266,390	$263,462	$277,273
Healthcare	—	14,375	18,134
Corporate & Other	29,328	32,258	73,528
Total assets	$295,718	$310,095	$368,935

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the carrying amount of goodwill by segment as of December 31, 2016 and December 31, 2017 and the changes in goodwill for the years ended (in thousands):

	Tech-focused	Healthcare	Corporate & Other	Total
Goodwill at January 1, 2016	$163,646	$6,269	$28,683	$198,598
Foreign currency translation adjustment	(11,484)	—	—	(11,484)
Impairment	—	—	(15,369)	(15,369)
Goodwill at December 31, 2016	$152,162	$6,269	$13,314	$171,745
Foreign currency translation adjustment	5,315	—	—	5,315
Sale of business	—	(6,269)	—	(6,269)
Goodwill at December 31, 2017	$157,477	$—	$13,314	$170,791

Goodwill at December 31, 2017
Goodwill	$157,477	$—	$13,314	$170,791
Accumulated impairment losses	—	—	—	—
	$157,477	$—	$13,314	$170,791
Our annual impairment test for goodwill is performed on October 1 on the following reporting units:

Reporting Unit	Impairment Indicated
Tech-focused	No
Healthcare (1)	No
Hospitality	No
(1) Health eCareers sold on December 4, 2017
The fair value of the Tech-focused and Hospitality reporting units were not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2017. The percentage by which the estimated fair value exceeded carrying value for the Tech-focused and Hospitality reporting units was 1% and 19%, respectively. Revenue projections for the Tech-focused reporting unit declined due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market, the Company’s ability to attribute value delivered to customers, and continued uncertainty around Brexit. Tech-focused revenues declined 7% and 4% for the years ended December 31, 2017 and 2016, respectively.  Revenue projections for the year ending December 31, 2018 include a modest improvement to the rate of decline experienced in the year ended December 31, 2017 and is expected to begin to improve late in 2018 and into 2019.  The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Projected future cash flows declined as a result of the lower projected revenue, as well as increased spending focused on new and enhanced products and marketing campaigns. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs in the projections are expected to remain approximately consistent for the year ended December 31, 2018 as compared to the year ended December 31, 2017 and then increase at levels that allow for modest operating margin improvements.
Results for the Tech-focused and Hospitality reporting units for the fourth quarter of 2017 and estimated future results as of December 31, 2017 are consistent with the October 1, 2017 analysis.  As a result, the Company believes it is not more likely than not that the fair value of the reporting units is less than the carrying value as of December 31, 2017. Therefore, no interim impairment testing was performed as of December 31, 2017.

The Tech-focused reporting unit has gone through a period of revenue declines, resulting from competition in the U.S. as well as market slowness in the U.K. due to Brexit. These disruptions and uncertainties could decrease demand for finance and technology professionals in the markets we serve. This decline in demand and any future declines in demand could significantly decrease the use of our finance and technology industry job posting websites and related services, which may adversely affect the Tech-focused reporting unit's financial condition and results of operations. If recruitment activity is slow in the industries in which we operate during 2018 and beyond, our revenues and results of operations will be negatively impacted.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of these factors, in the fourth quarter, the Company further evaluated the fair value of the Tech-focused reporting unit and believes it is not more likely than not that the fair value is less than the carrying value. If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.
The amount of goodwill as of December 31, 2017 allocated to the Tech-focused and Hospitality reporting units was $157.5 million and $13.3 million, respectively. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results.  The discount rate applied for the Tech-focused reporting unit was 12.9%  An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused and Hospitality reporting units to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting units and could result in an impairment charge in the foreseeable future. The Healthcare reporting unit was not at risk of failing the goodwill impairment test as of October 1, 2017.
The decline in oil prices in 2014 and 2015 and the continued volatility in 2016 decreased demand for energy professionals worldwide.  This decline in demand for energy professionals significantly decreased the use of the Company’s energy industry products and services, adversely affecting the Energy reporting unit’s financial condition and results of operations.  As a result of these factors, the Company evaluated the fair value of this reporting unit and recorded a goodwill impairment of $15.4 million during the quarter ended September 30, 2016 at the Corporate & Other segment, bringing goodwill for the Energy reporting unit to zero. See Note 4 for further discussion.

16.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. In 2016 and 2015, shares issuable from stock-based awards of $0.8 million and $1.3 million were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	2017	2016	2015
Income (loss) from continuing operations—basic and diluted	$15,978	$(5,398)	$(10,968)

Weighted-average shares outstanding—basic	47,908	48,319	51,402
Add shares issuable from stock-based awards	322	—
Weighted-average shares outstanding—diluted	48,230	48,319	51,402

Basic earnings (loss) per share	$0.33	$(0.11)	$(0.21)
Diluted earnings (loss) per share	$0.33	$(0.11)	$(0.21)

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 2017 and 2016:

	For the Three Months Ended
	March 31 [3]	June 30	September 30	December 31
	(in thousands, except per share amounts)
2017
Revenues	$52,190	$52,400	$52,424	$50,936
Total operating expenses	47,895	48,398	49,886	48,898
Other Operating Income	—	—	—	9,992	[4]
Operating income	$4,295	$4,002	$2,538	$12,030

Net income	$1,340	$1,822	$1,058	$11,758
Basic earnings per common share	$0.03	$0.04	$0.02	$0.24	[2]
Diluted earnings per common share	$0.03	$0.04	$0.02	$0.24	[2]

2016
Revenues	$58,286	$57,673	$56,073	$54,938
Total operating expenses	55,644	49,188	72,156	46,591
Operating income (loss)	$2,642	$8,485	$(16,083)	$8,347	[1]

Net income (loss)	$1,111	$4,854	$(16,841)	$5,478
Basic earnings (loss) per common share	$0.02	$0.10	$(0.35)	$0.12	[2]
Diluted earnings (loss) per common share	$0.02	$0.10	$(0.35)	$0.11	[2]

[1]	Impairment of goodwill and intangible assets of $24.6 million was recorded during the three months ended September, 2016 in the Rigzone business (included in Corporate & Other).

[2]	The sum of the quarters may not equal the full year amount.

[3]	The Slashdot Media business was sold during the three months ended March 31, 2016.

[4]	Includes gain on sale of Health eCareers of $6.7 million and proceeds from restitution award of $3.3 million related to the OilPro legal matter.

18.    SUBSEQUENT EVENT

The Company transferred its majority ownership of BioSpace on January 31, 2018 to BioSpace management and retained a minority ownership interest in the business.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2017 and has issued a report regarding its assessment included herein.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
DHI Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DHI Group, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 12, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Des Moines, Iowa
February 12, 2018

Item 9B.	Other Information
Effective as of February 6, 2018, James Bennett ceased to be the Managing Director of the Company and his employment with the Company terminated. In connection with his departure, the Company and Mr. Bennett entered into a separation agreement and release, providing for certain payments and benefits, including payments of (i) his 2017 bonus in an amount equal to £100,000, (ii) £107,500 as pay in lieu of providing six months’ notice of termination, (iii) £53,750 for redundancy pay, and (iv) accelerated vesting of previously awarded equity grants that were otherwise due to vest during 2018 and 2019.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth below, the information called for by Item 10 will be set forth in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders (the "Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2017 and which is incorporated herein by reference.
As previously announced, the Company's Board of Directors and its President and Chief Executive Officer, Michael Durney, have initiated a CEO transition plan. Mr. Durney will remain President and CEO until March 31, 2018 or until a successor is found. In the event the search process extends beyond March 31, 2018 Mr. Durney has agreed to stay on for a designated period. Once a successor is appointed, Mr. Durney will serve in an advisory capacity for a short time to help ensure a smooth transition.
Executive Officers of the Company
Set forth below is information relating to the Company’s executive officers as of February 9, 2018.

Name	Age	Position
Michael P. Durney	55	President and Chief Executive Officer
Luc Grégoire	58	Chief Financial Officer
Klavs Miller	48	Chief Technology Officer
Pam Bilash	59	Senior Vice President, Human Resources
John Benson	56	Managing Director Europe & Asia
Brian P. Campbell	53	Vice President, Business and Legal Affairs, General Counsel and Secretary
Ian Shepherd	52	Executive Vice President of Sales, North America
George McFerran	42	Executive Vice President, Product & Marketing
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
Brian P. Campbell has been our Vice President, General Counsel and Corporate Secretary since joining our predecessor, Dice Inc., in January 2000 and has been Vice President, Business and Legal Affairs since June 2003. Mr. Campbell is responsible for managing our legal affairs, including intellectual property, mergers and acquisitions, strategic alliances, corporate securities, real estate, litigation and employment law, as well as supervising outside counsel. Mr. Campbell also oversees our privacy initiatives. Prior to joining the Company, Mr. Campbell served as Vice President, General Counsel and Corporate Secretary at CMP Media, where he worked since 1995. From 1988 to 1995, Mr. Campbell worked as a Corporate Associate at the law firm of Mudge, Rose, Guthrie, Alexander and Ferdon. Mr. Campbell is the Immediate Past President of the New York City Chapter of the Association of Corporate Counsel, where he has served on the Board of Directors for six years and has been a member for over twenty years. He earned a J.D. from St. John’s University School of Law and a B.A. from the University of Virginia.
Ian Shepherd is the Executive Vice President of Sales, North America. Mr. Shepherd joined DHI in September 2017 and is responsible for driving the growth agenda for the Company strategy and leading direct and indirect sales in North America. Prior to joining the Company, Mr. Shepherd served as the Senior Vice President of North American Enterprise Sales at Monster Worldwide. Mr. Shepherd has an extensive history of leading global sales operations at a number of SaaS-based and public companies. In 2013, he served as Senior Vice President of sales at Automatic Software and prior to that was Group Vice President at Oracle.  Mr. Shepherd holds a B.A. degree in economics from the University of Manitoba.
George McFerran is the Executive Vice President of Product & Marketing. Previously he served as SVP of Customer Engagement overseeing the Sales, Marketing and Customer Success functions of the Global Industry Group which included BioSpace, eFinancialCareers, Hcareers and Rigzone. Mr. McFerran joined eFinancialCareers in 1998, holding a number of senior positions including Marketing Director until leaving in 2004. From 2004 until 2006, Mr McFerran worked at financial market intelligence leader Standard & Poor's as EMEA Marketing Director for the company's Data and Information Services business. In 2006, Mr. McFerran rejoined eFinancialCareers as the Sales & Business Development Director for Singapore & Hong Kong and became Managing Director for eFinancialCareers for the APAC region. He moved back to the UK office in 2014 as Sales & Marketing Director of the global eFinancialCareers business. George was also part of the team that launched the original eFinancialCareers website in London prior to DHI's acquisition of the company. Mr McFerran holds a BA (Hons) in History from University of Newcastle upon Tyne.
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

10.10†*	Separation Agreement, dated as November 1, 2017, by and between DHI Group, Inc. and Michael P Durney.
10.11†*	Separation Agreement dated as of February 9, 2018 between eFinancialCareers Limited and James Bennett.
10.12†
Employment Agreement, dated as of January 31, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Brian Campbell (incorporated by reference from Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.13†
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

10.17†
Employment Agreement dated as of January 1, 2014 between Dice Inc. and Klavs Miller (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-33584) filed on April 30, 2014).

10.18
Amended and Restated Credit Agreement dated as of November 24, 2015, among DHI Group, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent and Keybank National Association, as documentation agent.

10.19
Consent Memorandum, dated August 15, 2017, among JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), the Lenders party thereto, and DHI Group, Inc., Dice Inc., and Dice Career Solutions, Inc., as borrowers (the "Borrowers"), related to that certain Amended and Restated Credit Agreement, dated as of November 24, 2015 (as amended) by and among the Borrowers, the Lenders party thereto and the Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-33584) filed on November 2, 2017).

10.20†
Employment Agreement dated as of November 1, 2016 between Dice Inc. and Luc Grégoire incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-33584) filed on February 9, 2017).

10.21†
Separation Agreement, dated as of June 16, 2017 among DHI Group, Inc., Dice Inc., and Shravan Goli (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on June 29, 2017).

21.1*	Subsidiaries of the Registrant.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
†	Identifies a management contract or compensatory plan or arrangement.
(b)	Financial Statement Schedules.

Page
Schedule II—Consolidated Valuation and Qualifying Accounts	89

Item 16. Form 10-K Summary
None.

SCHEDULE II
DHI GROUP, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2015, 2016 and 2017
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2015	$2,888	$1,718	$(1,661)	$2,945
Year ended December 31, 2016	2,945	1,435	(1,199)	3,181
Year ended December 31, 2017	3,181	1,556	(3,049)	1,688
Deferred tax valuation allowance:
Year ended December 31, 2015	$1,793	$(47)	$—	$1,746
Year ended December 31, 2016	1,746	(713)	—	1,033
Year ended December 31, 2017 (1)	1,033	(809)	—	224
____________________

(1)	Reduction primarily due to utilization of foreign tax credits.

 See notes to the DHI Group, Inc. consolidated financial statements included elsewhere herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	February 12, 2018	DHI Group, Inc.
		By:	/S/ Michael P. Durney
Michael P. Durney
President and Chief Executive Officer
(on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Michael P. Durney	President, Chief Executive Officer and Director	February 12, 2018
Michael P. Durney	(Principal Executive Officer)

/S/ Luc Grégoire	Chief Financial Officer	February 12, 2018
Luc Grégoire	(Principal Financial and Accounting Officer)

/S/ John W. Barter	Chairman and Director	February 12, 2018
John W. Barter

/S/ Carol Carpenter	Director	February 12, 2018
Carol Carpenter

/S/ Golnar Sheikholeslami	Director	February 12, 2018
Golnar Sheikholeslami

/S/ Brian Schipper	Director	February 12, 2018
Brian Schipper

/S/ Burton Goldfield	Director	February 12, 2018
Burton Goldfield

/S/ Jim Friedlich	Director	February 12, 2018
Jim Friedlich

/S/ Jennifer Deason	Director	February 12, 2018
Jennifer Deason

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.2	Second Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on March 9, 2016).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dice Holdings, Inc., effective April 21, 2015.
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
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

10.10†*	Separation Agreement, dated as November 1, 2017, by and between DHI Group, Inc. and Michael P Durney.
10.11†*	Separation Agreement dated as of February 9, 2018 between eFinancialCareers Limited and James Bennett.
10.12†
Employment Agreement, dated as of January 31, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Brian Campbell (incorporated by reference from Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.13†
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

10.17†
Employment Agreement dated as of January 1, 2014 between Dice Inc. and Klavs Miller (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-33584) filed on April 30, 2014).

10.18
Amended and Restated Credit Agreement dated as of November 24, 2015, among DHI Group, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent and Keybank National Association, as documentation agent.

10.19
Consent Memorandum, dated August 15, 2017, among JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), the Lenders party thereto, and DHI Group, Inc., Dice Inc., and Dice Career Solutions, Inc., as borrowers (the "Borrowers"), related to that certain Amended and Restated Credit Agreement, dated as of November 24, 2015 (as amended) by and among the Borrowers, the Lenders party thereto and the Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-33584) filed on November 2, 2017).

10.20†
Employment Agreement dated as of November 1, 2016 between Dice Inc. and Luc Grégoire incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-33584) filed on February 9, 2017).

10.21†
Separation Agreement, dated as of June 16, 2017 among DHI Group, Inc., Dice Inc., and Shravan Goli (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on June 29, 2017).

21.1*	Subsidiaries of the Registrant.
31.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Michael Durney, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

*	Filed herewith