Form 10-Q
period 2018-03-31
DHI GROUP, INC.
filed 2018-05-08
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2018
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
As of May 4, 2018, there were 51,704,302 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017
	Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2018 and 2017
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

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

PART I
ITEM 1. Financial Statements

DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$16,207	$12,068
Accounts receivable, net of allowance for doubtful accounts of $1,473 and $1,688	27,386	38,769
Income taxes receivable	1,282	2,617
Prepaid and other current assets	4,308	5,086
Total current assets	49,183	58,540
Fixed assets, net	15,621	16,147
Acquired intangible assets, net	45,414	45,737
Capitalized contract costs	7,202	—
Goodwill	173,216	170,791
Deferred income taxes	311	469
Other assets	4,075	4,034
Total assets	$295,022	$295,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,416	$22,196
Deferred revenue	75,142	83,646
Income taxes payable	1,476	1,129
Total current liabilities	93,034	106,971
Long-term debt, net	37,499	41,450
Deferred income taxes	9,643	8,245
Deferred revenue	2,978	—
Income taxes payable	1,489	1,489
Accrual for unrecognized tax benefits	3,079	2,859
Other long-term liabilities	2,149	2,063
Total liabilities	149,871	163,077
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 84,541 and 83,125 shares, respectively; outstanding: 51,708 and 50,480 shares, respectively	846	831
Additional paid-in capital	378,047	375,537
Accumulated other comprehensive loss	(25,008)	(27,330)
Accumulated earnings	67,764	59,776
Treasury stock, 32,833 and 32,645 shares, respectively	(276,498)	(276,173)
Total stockholders’ equity	145,151	132,641
Total liabilities and stockholders’ equity	$295,022	$295,718
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues	$43,071	$52,190
Operating expenses:
Cost of revenues	5,157	7,397
Product development	5,463	6,451
Sales and marketing	16,267	19,899
General and administrative	10,382	11,279
Depreciation	2,290	2,308
Amortization of intangible assets	291	561
Disposition related and other costs (Note 10)	1,011	—
Total operating expenses	40,861	47,895
Gain on sale of businesses (Note 4)	4,639	—
Operating income	6,849	4,295
Interest expense	(546)	(790)
Other expense	(9)	(16)
Income before income taxes	6,294	3,489
Income tax expense	2,791	2,149
Net income	$3,503	$1,340

Basic earnings per share	$0.07	$0.03
Diluted earnings per share	$0.07	$0.03

Weighted-average basic shares outstanding	48,258	47,596
Weighted-average diluted shares outstanding	48,974	48,136
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$3,503	$1,340

Foreign currency translation adjustment	2,322	605
Total other comprehensive income	2,322	605
Comprehensive income	$5,825	$1,945
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,503	$1,340
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,290	2,308
Amortization of intangible assets	291	561
Deferred income taxes	82	222
Amortization of deferred financing costs	49	81
Stock based compensation	2,509	2,502
Change in accrual for unrecognized tax benefits	220	35
Gain on sale of businesses	(4,639)	—
Changes in operating assets and liabilities:
Accounts receivable	10,956	5,026
Prepaid expenses and other assets	1,070	(1,494)
Capitalized contract costs	(1,398)	—
Accounts payable and accrued expenses	(6,007)	(2,349)
Income taxes receivable/payable	1,676	1,418
Deferred revenue	(3,745)	4,851
Other, net	61	18
Net cash flows from operating activities	6,918	14,519
Cash flows from (used in) investing activities:
Cash received from sale of businesses	3,520	—
Purchases of fixed assets	(1,825)	(4,195)
Net cash flows from (used in) investing activities	1,695	(4,195)
Cash flows used in financing activities:
Payments on long-term debt	(6,000)	(8,000)
Proceeds from long-term debt	2,000	—
Proceeds from stock option exercises	—	403
Purchase of treasury stock related to vested restricted stock	(325)	(1,092)
Net cash flows used in financing activities	(4,325)	(8,689)
Effect of exchange rate changes	(149)	43
Net change in cash for the period	4,139	1,678
Cash, beginning of period	12,068	22,987
Cash, end of period	$16,207	$24,665

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report on Form 10-K”). Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2018.

2.   NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09 (“Topic 606”), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers and requires an entity to recognize the incremental costs of obtaining a contract with a customer as an asset if the entity expects to recover those costs over time. Topic 606 became effective for reporting periods beginning after December 15, 2017. Topic 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that include the date of initial application (modified retrospective application). The Company has chosen the modified retrospective application method, and has implemented Topic 606 effective January 1, 2018.
The Company has determined that the January 1, 2018 cumulative effect to its revenue streams was an increase of approximately $0.2 million to deferred revenues, and the cumulative effect to its contract acquisition costs was an increase to contract acquisition cost assets of approximately $6.1 million, with a net after tax increase to retained earnings of approximately $4.5 million. The cumulative impact on contract acquisition costs was computed based on contracts in force as of December 31, 2017 using average commission rates on both new business sales to be amortized over approximately two years and the remaining sales contracts to be amortized over approximately one year. See Note 3 to the Notes to the Condensed Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard aims to improve existing U.S. GAAP and will change certain aspects of accounting for equity investments, financial instruments, financial liabilities, and the presentation and related disclosures. The updated standard becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the new standard in the first quarter of 2018, and has determined the adoption did not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard has requirements on how to account for leases by both the lessee and the lessor and adds clarification for what constitutes a lease, among other items. The updated standard becomes effective for fiscal years beginning after December 15, 2018 and interim periods the following year, with early adoption permitted. The new standard must be applied using a modified retrospective transition. The Company is evaluating the expected impact of this standard on its consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    REVENUE RECOGNITION

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 will be presented under Topic 606, while prior period amounts will not be adjusted and will continue to be reported under the accounting standards in effect for the period presented.

We recorded a net increase to opening retained earnings of $4.5 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606.

Changes in accounting policies as a result of adopting Topic 606 and nature of goods

The Company recognizes revenue when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts ratably over the service period. Customer billings delivered in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from the following sources:

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on the Dice, ClearanceJobs, eFinancialCareers, Rigzone, and Hcareers websites. Certain of the Company’s arrangements include multiple performance obligations, which primarily consists of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple performance obligations in accordance with Topic 606. Specifically, the Company considers a performance obligation as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

Advertising revenue. Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time a promotional e-mail is sent out to the audience.

Classified revenue. Classified job posting revenues are derived from the sale of job postings to recruiters and employers. A job posting is the ability to list a job on the website for a specified time period. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.

Data services revenue. Access to the Company’s database of energy industry data is provided to customers for a fee. Data services revenue is recognized ratably over the length of the underlying contract, typically from one to 12 months. The data services business, called RigLogix, was sold February 20, 2018.

Career fair and recruitment event booth rentals. Career fair and recruitment event revenues are derived from renting booth space to recruiters and employers. Revenue from these sales is recognized when the career fair or recruitment event is held.

Disaggregation of revenue

Our brands serve various economic professions, such as technology, financial, hospitality, and oil & gas. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2018
	Tech-Focused	Corporate & Other	Total
Dice	$23,282	$—	$23,282
ClearanceJobs	4,804	—	4,804
Dice Europe	1,292	—	1,292
eFinancial Careers	8,563	—	8,563
Hcareers	—	3,393	3,393
Rigzone	—	1,525	1,525
BioSpace	—	212	212
Total	$37,941	$5,130	$43,071

Revenue for periods ending prior to January 1, 2018 have not been presented under Topic 606.

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of March 31, 2018	As of January 1, 2018

Receivables	$27,386	$38,769
Short-term contract liabilities (deferred revenue)	75,142	83,810
Long-term contract liabilities (deferred revenue)	2,978	—

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when customers are invoiced per the contractual billings schedules. As the Company's standard payment terms are less than one year, the Company elected the practical expedient. As a result, the Company did not consider the effects of a significant financing component. Contract liabilities include customer billings delivered in advance of performance under the contract, and associated revenue is realized when services are rendered under the contract.

Receivables increase due to customer billings and decrease by cash collected from customers along with business divestitures. Included in January 1, 2018 is $0.7 million of receivables related to businesses sold during the three months ended March 31, 2018. Contract liabilities increase due to customer billings and are decreased as performance obligations are satisfied under the contracts. Included in January 1, 2018 is $2.3 million of short-term contract liabilities related to businesses sold during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

Three Months Ended March 31, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$31,984

Transaction price allocated to the remaining performance obligations

Under the guidance of Topic 606, the following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Remainder of 2018	2019	2020	Total
Tech-focused	$63,709	$7,453	$258	$71,420
Corporate & Other	6,301	399	—	6,700
Total	$70,010	$7,852	$258	$78,120

Contract acquisition costs

In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As allowed for by the practical expedient, the Company is using a portfolio approach for contract acquisition costs, which allows the new revenue guidance to be applied to a portfolio of contracts with similar characteristics. As a result, the Company has applied the portfolio approach to new business contracts and recurring or remaining business contracts. The Company reasonably expects that the effects of applying the portfolio approach would not differ materially from applying Topic 606 at the individual contract level. As of January 1, 2018, the date we adopted Topic 606, we capitalized $6.1 million in contract acquisition costs related to contracts that were not completed. The cumulative effect for contract acquisition costs was computed based on contracts in force as of December 31, 2017 using the average commission rates on both new business sales contracts, to be amortized over approximately two years, and the remaining sales contracts to be amortized over approximately one year. For costs incurred to obtain new business sales contracts, we will record these costs over an average customer life, which was determined using customer renewal rates; for the remaining sales contracts, we will record these costs over the weighted average contract term. For the three months ended March 31, 2018, the Company recorded $2.2 million of expense related to the amortization of contract acquisition costs and there was no impairment loss incurred. During the three months ended March 31, 2018, $0.3 million of contract acquisition costs were removed due to the sale of BioSpace and RigLogix.

In accordance with Topic 606, the impact of adoption to our condensed consolidated statements of operations was as follows:

	Three Months Ended March 31, 2018
(in thousands, except per share amounts)	As Reported	Balance Without Adoption of Topic 606	Effect of Change- Higher (Lower)

Revenues	$43,071	$42,924	$147
Operating expenses	$40,861	$42,129	$(1,268)
Operating income	$6,849	$5,434	$1,415
Net income	$3,503	$2,442	$1,061

Basic earnings per share	$0.07	$0.05	$0.02
Diluted earnings per share	$0.07	$0.05	$0.02

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Topic 606, the impact of adoption to our condensed consolidated balance sheets was as follows:

	As of March 31, 2018
(in thousands)	As Reported	Balance Without Adoption of Topic 606	Effect of Change-Higher (Lower)

ASSETS
Capitalized contract costs	$7,202	$—	$7,202
Total assets	$295,022	$287,820	$7,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income taxes	$9,643	$7,987	$1,656
Total liabilities	$149,871	$148,215	$1,656
Stockholders equity
Accumulated earnings	$67,764	$62,218	$5,546
Total stockholders' equity	$145,151	$139,605	$5,546
Total liabilities & stockholders' equity	$295,022	$287,820	$7,202

In accordance with Topic 606, the impact of adoption to our condensed consolidated statements of cash flows was as follows:

	Three Months Ended March 31, 2018
	As Reported	Balance Without Adoption of Topic 606	Effect of Change-Higher (Lower)
Cash flows from operating activities:
Net income	$3,503	$2,442	$1,061
Adjustments to reconcile net income to net cash flows from operating activities:
Deferred income taxes	$82	$(255)	$337
Capitalized contract costs	$(1,398)	$—	$(1,398)
Net cash flows from operating activities	$6,918	$6,918	$—

4. SALE OF BUSINESSES
The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 for $4.2 million and incurred approximately $0.6 million in selling costs. $0.4 million of the purchase price was placed in escrow (recorded in prepaid and other current assets) and will be released 12 months after the closing date, subject to the terms and conditions of the transaction agreement. As a result of the sale, a $4.6 million gain was recognized in the first quarter of 2018. The gain on sale exceeded net proceeds because liabilities transferred in the transaction exceeded assets, primarily due to deferred revenues of $1.2 million.
The Company transferred a majority ownership of the BioSpace business to BioSpace management on January 31, 2018. The Company retained a preferred share interest in BioSpace, Inc., representing a 20% diluted interest. The Company incurred approximately $0.3 million in selling costs and recognized a $0.1 million gain on sale in the first quarter of 2018.
The Company sold the Health eCareers business on December 4, 2017 for $15 million, with $1.5 million of the purchase price placed in escrow (recorded in other long-term assets), to be released 18 months after the closing date, subject to the terms and conditions of the transaction agreement.

5. FAIR VALUE MEASUREMENTS

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Certain assets and liabilities are measured at fair value on a non-recurring basis. These assets include investments (included in other assets), goodwill and intangible assets which result as acquisitions occur. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.
6. INVESTMENTS
During 2017, the Company purchased preferred stock representing an additional 2.3% interest in the fully diluted shares of a leading tech skills assessment company for $0.5 million, which brought the Company's total interest to 10.0%. As of March 31, 2018, it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment is carried at its original cost of $2.0 million, which is included in the other assets section of the Condensed Consolidated Balance Sheets.
On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management with zero proceeds received from the transfer. The Company retained a 20% preferred share interest in the BioSpace business. The fair value of the investment was estimated to be zero at the time of the transfer. As of March 31, 2018, it was not practicable to estimate the fair value of the preferred stock investment as the shares are not traded. The investment is recorded at cost, which is zero. Upon the liquidation, sale or change in control of BioSpace within 5 years of January 31, 2018, the Company has the right to the first $1.0 million of proceeds or convert it’s 20% preferred share interest to a 20% common share interest.  On January 31, 2023, the 20% preferred share interest will convert to a 20% common share interest.

7.    ACQUIRED INTANGIBLE ASSETS, NET
Below is a summary of the major acquired intangible assets (in thousands):

	As of March 31, 2018
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net
Technology	$4,281	$(3,650)	$(631)	$—
Trademarks and brand names—Dice	39,000	—	—	39,000
Trademarks and brand names—Other	10,887	(7,149)	(2,185)	1,553
Customer lists	11,838	(4,865)	(2,112)	4,861
Candidate and content database	8,857	(8,354)	(503)	—
Acquired intangible assets, net	$74,863	$(24,018)	$(5,431)	$45,414

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2017
	Total Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Acquired Intangible Assets, Net
Technology	$4,561	$(3,930)	$(631)	$—
Trademarks and brand names—Dice	39,000	—	—	39,000
Trademarks and brand names—Other	11,103	(7,260)	(2,185)	1,658
Customer lists	12,887	(5,696)	(2,112)	5,079
Candidate and content database	8,857	(8,354)	(503)	—
Acquired intangible assets, net	$76,408	$(25,240)	$(5,431)	$45,737
During the first quarter of 2018 and 2017, the Company retired $1.5 million and $26.7 million of fully amortized acquired intangible assets, respectively.
Based on the carrying value of the acquired finite-lived intangible assets recorded as of March 31, 2018, and assuming no subsequent impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

April 1, 2018 through December 31, 2018	$862
2019	1,149
2020	1,149
2021	1,149
2022	1,149
2023 and thereafter	956
Total	$6,414

8.    INDEBTEDNESS
Credit Agreement—The Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), maintains an Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in November 2020. The Credit Agreement, when entered into during November 2015, provided for a revolving loan facility of $250.0 million, which was subsequently reduced to $150.0 million in August 2017, as permitted under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 3.0 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2018, the Company was in compliance with all of the financial covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by three of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc., Targeted Job Fairs, Inc. and Rigzone.com, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts borrowed as of March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Amounts borrowed:
Revolving credit facility	$38,000	$42,000
Less: deferred financing costs, net of accumulated amortization of $1,577 and $1,529	(501)	(550)
Total borrowed	$37,499	$41,450

Available to be borrowed under revolving facility, subject to certain limitations	$112,000	$108,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	2.25%
Actual interest rates	3.94%	3.88%
There are no scheduled payments until maturity of the Credit Agreement in November 2020.

9.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2026. Future minimum lease payments under non-cancellable operating leases as of March 31, 2018 are as follows (in thousands):

April 1, 2018 through December 31, 2018	$3,557
2019	4,173
2020	3,586
2021	2,882
2022	2,533
2023 and thereafter	6,414
Total minimum payments	$23,145
Rent expense was $1.1 million and $1.2 million for the three month periods ended March 31, 2018 and 2017, respectively, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
Litigation
The Company is subject to various claims from taxing authorities, lawsuits and other complaints arising in the ordinary course of business. The Company records provisions for losses when claims become probable and the amounts are reasonably estimable. Although the outcome of these legal matters, except as described below and recorded in the condensed consolidated financial statements, cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material effect on the Company’s financial condition, operations or liquidity.
During the first quarter of 2018, the Company recorded a $1.0 million liability related to a class action lawsuit regarding the applicability of provisions of the Fair Credit Reporting Act to one of our products. The recorded liability reflects a tentative settlement, which upon execution and final approval by the Court, will resolve all remaining claims subject to the lawsuit. The lawsuit was brought by Ian Douglas, individually, as a representative of the class and on behalf of the general public, against DHI Group, Inc. and Dice Inc. asserting six claims under the Fair Credit Reporting Act that the Company’s Open Web profiles are “consumer reports” and Dice is a “consumer reporting agency” under the FCRA, including claims pursuant to the private right of action in 15 U.S.C. Section 1681n for alleged willful violations of the FCRA.  The action is pending in the United States District Court for the Northern District of California (Case No. 5:17-cv-04887-LHK).
Tax Contingencies

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

10.    DISPOSITION RELATED AND OTHER COSTS
In May 2017, the Company announced plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures include: Hcareers, BioSpace (transferred majority ownership to BioSpace management on January 31, 2018), Health eCareers (sold December 4, 2017), and Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018).  In connection with the planned divestitures and focus on the tech business, the Company incurred certain severance and other related costs to further these strategic objectives.
The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

	Accrual at December 31, 2017	Expense	Cash Payments	Accrual at March 31, 2018
Severance and retention	$1,237	$602	$(987)	$852
Professional fees	825	409	(581)	653
Total disposition related and other costs	$2,062	$1,011	$(1,568)	$1,505
11.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors. Beginning January 1, 2017, as a result of ASU No. 2016-09, the Company recorded expense based upon the number of awards outstanding with no estimate for forfeitures. Previously, the Company estimated forfeitures that it expected would occur and recorded expense based upon the number of awards expected to vest.
The Company recorded total stock based compensation expense of $2.5 million during both the three month periods ended March 31, 2018 and 2017. At March 31, 2018, there was $10.0 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
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
The restricted stock vests in various increments on the anniversaries of each grant, subject to the recipient’s continued employment or service through each applicable vesting date. Vesting occurs over one year for Board members and over two to four years for employees.
A summary of the status of restricted stock awards as of March 31, 2018 and 2017 and the changes during the periods then ended is presented below:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,393,257	$5.48	2,226,375	$7.87
Granted	1,506,500	$1.65	986,000	$5.00
Forfeited	(90,625)	$5.32	(41,125)	$7.89
Vested	(605,625)	$6.98	(622,625)	$8.20
Non-vested at end of period	3,203,507	$3.40	2,548,625	$6.68
PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are part of the compensation plan for services provided by the employees. The expense related to the PSUs is recorded over the vesting period. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of initial grant less shares vested in performance periods one and two. There was no cash flow impact resulting from the grants. There were no PSUs granted during the three months ended March 31, 2018. The fair value of PSUs is measured using the Monte Carlo pricing model using the following assumptions:

Three Months Ended March 31,
2017
Weighted average fair value of PSUs granted	$5.38
Dividend yield of DHI Group, Inc. stock	—%
Dividend yield of Russell 2000 Index	1.4%
Risk free interest rate	1.5%
Volatility of DHI Group, Inc. stock	41.0%
Volatility of Russell 2000 Index	16.7%
A summary of the status of PSUs as of March 31, 2018 and 2017 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	760,003	$6.92	580,004	$8.02
Granted	—	$—	397,500	$5.38
Forfeited	(255,003)	$8.27	—	$—
Non-vested at end of period	505,000	$6.24	977,504	$6.95
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the three months ended March 31, 2018 and 2017.
A summary of the status of options previously granted as of March 31, 2018 and 2017, and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,101,875	$9.28	$—
Forfeited	(117,500)	$14.34	$—
Options outstanding at end of period	984,375	$8.67	$—
Exercisable at end of period	979,155	$8.68	$—

	Three Months Ended March 31, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,779,613	$8.46	$50,869
Exercised	(66,188)	$6.08	$12,821
Forfeited	(363,243)	$6.24	$—
Options outstanding at end of period	1,350,182	$9.18	$—
Exercisable at end of period	1,192.587	$9.36	$—
The weighted-average remaining contractual term of options exercisable at March 31, 2018 is 2.2 years. The following table summarizes information about options outstanding as of March 31, 2018:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 7.00 - $ 7.99	314,875	2.9	313,874
$ 8.00 - $ 8.99	199,500	1.3	195,281
$ 9.00 - $ 9.99	470,000	2.1	470,000
	984,375		979,155

Subsequent to March 31, 2018, the Company granted 1,750,000 shares of restricted stock as an Inducement Grant Under NYSE Rule 303A.08 in connection with the employment agreement for the Company’s new Chief Executive Officer.  The Chief Executive Officer is also entitled to an award of 750,000 performance based restricted stock units, which will be made in accordance with a performance-based restricted stock unit program created by the Company.

12.    SEGMENT INFORMATION
The Company has two reportable segments: Tech-focused and Healthcare (consists of Health eCareers which was sold on December 4, 2017). The Tech-focused reportable segment includes the Dice, Dice Europe, ClearanceJobs, eFinancialCareers (formerly in the Global Industry Group segment), and Brightmatter (absorbed into Tech-focused in the third quarter of 2017 and formerly in Corporate & Other) services. Management has organized its reportable segments based upon our internal management reporting.
The Company has other services and activities that individually are not more than 10% of consolidated revenues, operating income or total assets. These include Hcareers, Rigzone (RigLogix portion of the Rigzone business was sold on February 20, 2018), Biospace (majority ownership transferred to BioSpace management on January 31, 2018) (each formerly in

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Global Industry Group segment) and getTalent services (discontinued in the third quarter of 2017), which were recorded in the "Corporate & Other" category, along with corporate-related costs which are not considered in a segment.
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
The following table shows the segment information (in thousands and recast for the change in reportable segments):

	Three Months Ended March 31,
	2018	2017
By Segment:
Revenues:
Tech-focused	$37,941	$39,549
Healthcare	—	6,714
Corporate & Other	5,130	5,927
Total revenues	$43,071	$52,190

Depreciation:
Tech-focused	$2,141	$1,563
Healthcare	—	508
Corporate & Other	149	237
Total depreciation	$2,290	$2,308

Amortization:
Tech-focused	$—	$35
Healthcare	—	162
Corporate & Other	291	364
Total amortization	$291	$561

Operating income (loss):
Tech-focused	$7,083	$11,098
Healthcare	—	(450)
Corporate & Other	(234)	(6,353)
Operating income	6,849	4,295
Interest expense	(546)	(790)
Other expense	(9)	(16)
Income before income taxes	$6,294	$3,489

Capital expenditures:
Tech-focused	$1,781	$2,976
Healthcare	—	342
Corporate & Other	133	824
Total capital expenditures	$1,914	$4,142

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2018	2017
By Geography:
Revenues:
United States	$30,005	$39,051
United Kingdom	4,622	4,735
EMEA, APAC and Canada (1)	8,444	8,404
Non-United States	13,066	13,139
Total revenues	$43,071	$52,190

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

	March 31, 2018	December 31, 2017
Total assets:
Tech-focused	$267,393	$266,390
Corporate & Other	27,629	29,328
Total assets	$295,022	$295,718

The following table shows the carrying amount of goodwill by segment as of December 31, 2017 and March 31, 2018 and the changes in goodwill for the three month period ended March 31, 2018 (in thousands):

	Tech-focused	Corporate & Other	Total
Goodwill at December 31, 2017	$157,477	$13,314	$170,791
Foreign currency translation adjustment	2,425	—	2,425
Goodwill at March 31, 2018	$159,902	$13,314	$173,216

The fair value of the Tech-focused and Hospitality reporting units were not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2017. The percentage by which the estimated fair value exceeded the carrying value for the Tech-focused and Hospitality reporting units was 1% and 19%, respectively. Revenue projections for the Tech-focused reporting unit have declined due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market, the Company’s ability to attribute value delivered to customers, and continued uncertainty around Brexit. Tech-focused revenues declined 7% and 4% for the years ended December 31, 2017 and 2016, respectively. Revenue and cash flow projections for the year ending December 31, 2018 include a modest improvement to the rate of decline experienced in the year ended December 31, 2017 and is expected to begin to improve later in 2018 and into 2019. The Company’s ability to achieve these projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs in the projections are expected to remain approximately consistent for the year ending December 31, 2018 as compared to the year ended December 31, 2017 and then increase at levels that allow for modest operating margin improvements.

The Tech-focused reporting unit has gone through a period of revenue declines as a result of increasing competition for finance and technology professionals in the markets we serve, while our market for security cleared technology professionals through our ClearanceJobs brand continues to experience strong growth. Increased competition and any future declines in demand could significantly decrease the use of our finance and technology industry job posting websites and related services, which may adversely affect the Tech-focused reporting unit's financial condition and results of operations.

Results for the Tech-focused and Hospitality reporting units since October 1, 2017 and estimated future results as of March 31, 2018 are consistent with the projections used in the October 1, 2017 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting units is less than the carrying value as of March 31, 2018. Therefore, no interim impairment testing was performed as of March 31, 2018.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amount of goodwill as of March 31, 2018 allocated to the Tech-focused and Hospitality reporting units was $159.9 million and $13.3 million, respectively. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results. The discount rate applied for the Tech-focused reporting unit was 12.9% as of the October 1, 2017 testing date. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused and Hospitality reporting units to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting units and could result in an impairment charge in the foreseeable future. If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.

13.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Stock-based awards of approximately 2.7 million and 3.0 million were outstanding during the three month periods ended March 31, 2018 and 2017, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the effect of the awards is anti-dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income	$3,503	$1,340

Weighted-average shares outstanding—basic	48,258	47,596
Add shares issuable from stock-based awards	716	540
Weighted-average shares outstanding—diluted	48,974	48,136

Basic earnings per share	$0.07	$0.03
Diluted earnings per share	$0.07	$0.03

14. INCOME TAXES

H.R.1, commonly known as the Tax Cuts and Jobs Act (“TCJA”), was signed into law in December 2017 and made significant changes to the Internal Revenue Code. Changes included a reduction in the US statutory federal tax rate from 35% to 21%; the transition of US international taxation from a worldwide tax system to a territorial system; a one-time transition tax on the deemed repatriation of undistributed earnings from foreign subsidiaries; and a tax on global intangible low-taxed income earned by foreign subsidiaries.

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

At December 31, 2017, the Company applied the guidance of SAB 118 and recorded a provisional decrease of $3.3 million in its deferred tax liabilities to reflect the new US statutory tax rate of 21%; and recorded a liability of $3.0 million for its provisional estimate of the one-time transition tax on the deemed repatriation of foreign earnings.

In the three months ended March 31, 2018, the Company completed its analysis of the impact of the TCJA on its deferred tax liabilities without any additional adjustments to the liabilities. The Company did not make any adjustments in the three months ended March 31, 2018 to its liability for the one-time transition tax on deemed repatriation but is continuing its analysis

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the tax computation, including the review of any additional regulatory guidance issued by the US tax authorities and expects to finalize its accounting later in 2018.

Because of the transition tax on deemed repatriation, the Company was subject to tax in 2017 on the entire amount of its previously undistributed earnings from foreign subsidiaries. Beginning in 2018, the TCJA will generally provide a 100% deduction for U.S. federal tax purposes of dividends received by the Company from its foreign subsidiaries. However, the Company is currently evaluating the potential foreign and U.S. state tax liabilities that would result from future repatriations, if any, and how the TCJA will affect the Company's existing accounting position with regard to the indefinite reinvestment of undistributed foreign earnings. The Company expects to complete this evaluation and determine the impact which the legislation may have on its indefinite reinvestment assertion within the measurement period provided by SAB 118.

The TCJA established new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries.  Companies can make an accounting policy election either to recognize deferred taxes for temporary basis differences related to GILTI; or to recognize tax expense as a current period cost in the period when the tax related to GILTI is incurred. In the three months ended March 31, 2018, the Company elected to treat any potential GILTI tax as a current period cost. The Company has recorded an estimate of GILTI as part of its current tax expense which increased the effective tax rate for the three months ended March 31, 2018 by 3.5%. The Company is continuing to evaluate the impact of GILTI and expects to finalize its accounting later in 2018.

15.    SUBSEQUENT EVENT

The Board of Directors has authorized a stock repurchase program that permits the purchase of up to $7 million of the Company's common stock to May 2019. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2017.
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, the review of potential dispositions of certain of our businesses and the terms and timing of any such transactions, competition from existing and future competitors in the highly competitive market in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the uncertainty surrounding the UK’s future departure from the European Union (“EU”), including uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Overview
We are a leading provider of data, insights and employment connections through our specialized services for professional communities including the following industry groups: technology and security clearance, financial services, energy, and hospitality. Our mission is to empower professionals and organizations to compete and win through specialized insights and relevant employment connections. Employers and recruiters use our websites and services to source and hire the most qualified professionals in select and highly-skilled occupations, while professionals use our websites and services to find the best employment opportunities in, and the most timely news and information about, their respective areas of expertise.
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
We have other services and activities that individually are not a significant portion of consolidated revenues, operating income or total assets. These include Hospitality, Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018), BioSpace (transferred majority ownership to BioSpace management on January 31, 2018) and getTalent services (discontinued in the third quarter of 2017), which are reported in the "Corporate & Other" category, along with corporate-related costs, which are not considered a segment.

Recent Developments

On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management. The Company retained a preferred share interest in BioSpace, Inc. representing a 20% diluted interest. On February 20, 2018, the Company sold the RigLogix portion of the Rigzone business for $4.2 million. The Company recognized a $4.6 million gain related to the BioSpace and RigLogix transactions.
During the first quarter of 2018, the Company recorded a $1.0 million liability related to a class action lawsuit regarding the applicability of provisions of the Fair Credit Reporting Act to one of our products. The recorded liability reflects a tentative settlement, which upon execution and final approval by the Court, will resolve all remaining claims subject to the lawsuit. The lawsuit was brought by Ian Douglas, individually, as a representative of the class and on behalf of the general public, against

DHI Group, Inc. and Dice Inc. asserting six claims under the Fair Credit Reporting Act that the Company’s Open Web profiles are “consumer reports” and Dice is a “consumer reporting agency” under the FCRA, including claims pursuant to the private right of action in 15 U.S.C. Section 1681n for alleged willful violations of the FCRA.  The action is pending in the United States District Court for the Northern District of California (Case No. 5:17-cv-04887-LHK).
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Tech-focused segment sells recruitment packages that can include both access to our databases of resumes and Open Web profiles, as well as job posting capabilities. Our Healthcare segment (sold December 4, 2017) as well as Hcareers (included in Corporate & Other) sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At March 31, 2018 and March 31, 2017, Dice had approximately 6,200 and 6,800 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer increased from $1,110 for the three months ended March 31, 2017, to $1,112 for the three months ended March 31, 2018. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $78.1 million at March 31, 2018, and $83.6 million at December 31, 2017. The reduction in deferred revenue is primarily due to the sale of RigLogix and BioSpace, which comprise $2.4 million of the decline, and the decline in our Tech-focused business.
We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.
The Company’s revenues for the quarter ended March 31, 2018 declined year-over-year in each of our brands except ClearanceJobs, eFinancialCareers (down 1% on a constant currency basis), and Rigzone (excluding RigLogix). The declines are due to many factors including competition and evolution in the digital recruitment market. Our business continues to be challenged by attribution, which reflects our ability to receive the proper credit for value delivered to customers based on our customers’ internal tracking systems, contributing to lower renewal rates in recruitment packages at Dice.
The Company continues to evolve and present new products and features to attract and engage qualified professionals and match them with employers, such as the Dice Salary Predictor and mobile app, and Lengo. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new recruitment package customers and advertisers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the products noted above.
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
Critical Accounting Policies

There have been no material changes to our critical accounting policies other than ASU No. 2014-09 as described in Note 2 in the Notes to the Condensed Consolidated Financial Statements, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2018	2017
	(in thousands, except percentages)
Tech-focused
Dice (1)	$24,574	$27,697	$(3,123)	(11)%
eFinancialCareers	8,563	7,858	705	9%
ClearanceJobs	4,804	3,994	810	20%
Tech-focused	37,941	39,549	(1,608)	(4)%

Healthcare	—	6,714	(6,714)	n.m.
Corporate & Other
Hcareers	3,393	3,571	(178)	(5)%
Rigzone	1,525	1,661	(136)	(8)%
BioSpace	212	669	(457)	(68)%
getTalent	—	26	(26)	n.m.
Corporate and Other	5,130	5,927	(797)	(13)%
Total revenues	$43,071	$52,190	$(9,119)	(17)%
(1) Includes Dice US, Dice Europe, and Targeted Job Fairs
We experienced a decrease in revenue in the Tech-focused segment of $1.6 million, or 4%. Revenue at Dice decreased by $3.1 million compared to the same period in 2017, primarily due to the decline in recruitment package customer count in the U.S. from 6,800 at March 31, 2017 to 6,200 at March 31, 2018 due to competition. eFinancialCareers revenue increased by $0.7 million as compared to the same period in 2017 due to the positive impact of foreign currency exchange. Revenues for ClearanceJobs increased by $0.8 million, or 20% for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to increased volume and pricing supported by favorable market conditions and enhanced product offerings.
The Healthcare segment revenue decreased $6.7 million due to the sale of Health eCareers on December 4, 2017. Revenues for Corporate & Other decreased $0.8 million, or 13%, primarily due to the transfer of ownership of BioSpace on January 31, 2018 and the sale of the RigLogix business, which contributed to $0.2 million of the Rigzone decline.
Cost of Revenues

	Three Months Ended March 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Cost of revenues	$5,157	$7,397	$(2,240)	(30.3)%
Percentage of revenues	12.0%	14.2%

Cost of revenues decrease was primarily due to the sale of Health eCareers on December 4, 2017, which had approximately $2.4 million of expenses in the first quarter of 2017.
Product Development Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Product development	$5,463	$6,451	$(988)	(15.3)%
Percentage of revenues	12.7%	12.4%
Product development expenses decreased $1.0 million as Corporate & Other decreased $0.9 million primarily due to a decrease in headcount related costs, driven by the discontinuance of getTalent in the third quarter of 2017. The Healthcare segment decreased $0.7 million due to the sale of Health eCareers on December 4, 2017, which was partially offset by an increase at the Tech-focused segment of $0.6 million driven by costs related to new product development and enhancements to existing products.
Sales and Marketing Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Sales and marketing	$16,267	$19,899	$(3,632)	(18.3)%
Percentage of revenues	37.8%	38.1%

Sales and marketing expenses decreased $3.6 million primarily due to the sale of Health eCareers on December 4, 2017, causing a $2.5 million decrease in the Healthcare segment. Corporate & Other decreased $1.6 million due to lower commissions expense of $0.4 million ($0.2 million related to ASU No. 2014-09), lower discretionary marketing of $0.3 million, lower headcount related costs of $0.4 million, and the transfer of the BioSpace business on January 31, 2018 of $0.3 million. These decreases were partially offset by an increase at the Tech-focused segment of $0.4 million due to an increase in discretionary marketing, partially offset by lower commissions expense of $1.0 million from the adoption of ASU No. 2014-09 during the first quarter of 2018. See Note 2 of the Condensed Consolidated Financial Statements.
General and Administrative Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
General and administrative	$10,382	$11,279	$(897)	(8.0)%
Percentage of revenues	24.1%	21.6%

General and administrative expenses decreased $0.9 million due to the sale of Health eCareers on December 4, 2017 as the Healthcare segment decreased $0.9 million. Corporate & Other decreased $0.5 million primarily due to a $0.8 million decrease in professional fees related to the strategic alternatives process that occurred during the first quarter of 2017 and $0.3 million due to a decrease in headcount related costs, partially offset by higher stock based compensation of $0.7 million. The $0.7 million increase in stock based compensation was due to a $1.0 million increase from the acceleration of vesting related to the Company’s former Chief Executive Officer, partially offset by $0.3 million from lower headcount and lower grant date values.
The decreases at Healthcare and Corporate & Other were partially offset by an increase of $0.5 million at the Tech-focused segment due to a $1.0 million litigation charge during the first quarter of 2018, partially offset by $0.6 million of lower stock based compensation from lower headcount and lower grant date values.
Depreciation

	Three Months Ended March 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Depreciation	$2,290	$2,308	$(18)	(0.8)%
Percentage of revenues	5.3%	4.4%
Depreciation was flat to the prior year quarter with the Healthcare segment decreasing $0.5 million due to the sale of Health eCareers on December 4, 2017 and Corporate and Other down $0.1 million from the discontinuance of getTalent.  These decreases were partially offset by an increase of $0.6 million in the Tech-focused segment due to certain assets being placed into service during the second half of 2017, including internally developed software related to the Company's AWS cloud based platform.
Amortization of Intangible Assets

	Three Months Ended March 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Amortization	$291	$561	$(270)	(48.1)%
Percentage of revenues	0.7%	1.1%

Amortization expense decreased due to certain intangible assets at the Tech-focused segment and at Corporate & Other becoming fully amortized during the year ended December 31, 2017.

Disposition Related and Other Costs

	Three Months Ended March 31,		Increase	Percent Change
	2018	2017
	(in thousands, except percentages)
Disposition related and other costs	$1,011	$—	$1,011	n.m.
Percentage of revenues	2.3%	—%
The disposition related and other costs, as described in Note 10 to the Condensed Consolidated Financial Statements, of $1.1 million in 2018 are primarily due to severance and other related costs in connection with the current divestiture process and the Company's tech-focused strategy.
Operating Income
Operating income for the three months ended March 31, 2018 was $6.8 million, a margin of 15.9%, compared to $4.3 million, a margin of 8.2%, for the same period in 2017, an increase of $2.5 million. The increased operating income and margin are primarily due to the gain on the sale of businesses of $4.6 million, partially offset by higher disposition costs in 2018. Declines in revenue are partially offset by declines in the remaining operating expenses.
Interest Expense

	Three Months Ended March 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Interest expense	$546	$790	$(244)	(30.9)%
Percentage of revenues	1.3%	1.5%
Interest expense for the three months ended March 31, 2018 decreased primarily due to lower weighted-average debt outstanding in the three months ended March 31, 2018, partially offset by higher interest rates.
Income Taxes

	Three Months Ended March 31,
	2018	2017
	(in thousands, except percentages)
Income (loss) before income taxes	$6,294	$3,489
Income tax expense (benefit)	2,791	2,149
Effective tax rate	44.3%	61.6%
Our effective tax rate was 44.3% and 61.6% for the three months ended March 31, 2018 and 2017, respectively, which exceeded the statutory rate of 21% in 2018 and 35% in 2017. The excess over the statutory rate was primarily due to tax deficiency of $1.3 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively, related to the vesting or settlement of share-based compensation awards.
Earnings per Share

Earnings per share was $0.07 and $0.03 for the three month periods ended March 31, 2018 and 2017, respectively. The increase was primarily due to the gain on sale of businesses of $4.6 million in the first quarter of 2018, partially offset by higher litigation and disposition costs in 2018.

Liquidity and Capital Resources
Non-GAAP Measures
We have provided certain non-GAAP financial information as additional information for our operating results. These measures are not in accordance with, or an alternative for, measures in accordance with GAAP and may be different from similarly titled non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as Adjusted EBITDA, provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP metric used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. We also use this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock based compensation, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the credit agreement, deferred revenues written off in connection with acquisition purchase accounting adjustments, writeoff of non-cash stock based compensation, severance and retention costs related to dispositions or reorganizations of the Company, losses related to legal claims and fees that are unusual in nature or infrequent, and business interruption insurance proceeds, minus (to the extent included in calculating such net income) non-cash income or gains, and interest income, and any income or gain resulting from certain dispositions outside the ordinary course of businesses, including prior positive results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.
The Company changed its definition of Adjusted EBITDA during the first quarter of 2018 to exclude severance and retention costs related to dispositions or reorganizations of the Company, the prior operating results of divested businesses, and losses related to legal claims and fees that are unusual in nature or infrequent.  The Company changed its definition of Adjusted EBITDA to provide a more transparent and comparable view of its financial performance.  Accordingly, all prior periods have been recast to reflect the current definition.
We also consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and to fund future growth. We present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides our board of directors, management and investors with additional information to measure our performance, provide comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense) and tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and to estimate our value.
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
A reconciliation of Adjusted EBITDA for the three months ended March 31, 2018 and 2017 follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$3,503	$1,340
Interest expense	546	790
Income tax expense	2,791	2,149
Depreciation	2,290	2,308
Amortization of intangible assets	291	561
Non-cash stock based compensation	2,509	2,502
Gain on sale of businesses	(4,639)	—
Costs related to strategic alternatives process	—	830
Disposition related and other costs	1,011	—
Legal contingencies and fees	1,389	150
Divested businesses	(31)	(256)
Other	8	16
Adjusted EBITDA	$9,668	$10,390

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$6,918	$14,519
Interest expense	546	790
Amortization of deferred financing costs	(49)	(81)
Income tax expense	2,791	2,149
Deferred income taxes	(82)	(222)
Change in accrual for unrecognized tax benefits	(220)	(35)
Change in accounts receivable	(10,956)	(5,026)
Change in deferred revenue	3,745	(4,851)
Costs related to strategic alternatives process	—	830
Disposition related and other costs	1,011	—
Legal contingencies and fees	1,389	150
Divested businesses	(31)	(256)
Changes in working capital and other	4,606	2,423
Adjusted EBITDA	$9,668	$10,390

Cash Flows

We have summarized our cash flows for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017
Cash from operating activities	$6,918	$14,519
Cash from (used in) investing activities	1,695	(4,195)
Cash used in financing activities	(4,325)	(8,689)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2018, we had cash of $16.2 million compared to $12.1 million at December 31, 2017. Cash held by foreign subsidiaries totaled approximately $11.5 million and $9.6 million at March 31, 2018 and December 31, 2017, respectively. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $112.0 million in borrowing capacity under our $150.0 million Credit Agreement at March 31, 2018, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to three times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing U.S. and Canadian cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash flows from operating activities were $6.9 million and $14.5 million for the three month periods ended March 31, 2018 and 2017, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the 2018 period decreased due to $2.9 million from lower earnings and $4.6 million from changes in working capital, primarily due to longer billing terms to customers and the timing of payments to vendors.
Investing Activities
During the three month period ended March 31, 2018, cash provided by investing activities was $1.7 million compared to $4.2 million of cash used in the same period in 2017. Cash from investing activities in the three month period ended March 31, 2018 was attributable to the cash received from the sale of businesses of $3.5 million, partially offset by the acquisition of fixed assets, including costs of internally developed software of $1.8 million. Cash used in investing activities in the three month period ended March 31, 2017 was primarily attributable to $4.2 million used to acquire fixed assets, including costs of internally developed software. Purchases of fixed assets declined due to the completion of the Company’s migration to its AWS cloud based platform in the second half of 2017, the discontinuance of getTalent in the third quarter of 2017 and the sale of Health eCareers in December 2017.
Financing Activities
Cash used in financing activities during the three month period ended March 31, 2018 was $4.3 million as compared to $8.7 million in the three month period ended March 31, 2017 due to lower net repayments on long-term debt.

Credit Agreement

In November 2015, we entered into a Credit Agreement, which provided for a revolving loan facility of $250.0 million, maturing in November 2020. The facility was reduced from $250.0 million to $150.0 million in the third quarter of 2017.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2018, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 8 in the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of March 31, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$38,000	$—	$38,000	$—	$—
Operating lease obligations	23,145	3,557	7,759	5,415	6,414
Total contractual obligations	$61,145	$3,557	$45,759	$5,415	$6,414
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2018, we had $38.0 million outstanding under our Credit Agreement. Interest payments are due at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 8 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 3.94% (the rate in effect on March 31, 2018) on our current borrowings, interest payments are expected to be $1.4 million for April through December 2018 and $3.7 million in 2019-2020.
As of March 31, 2018, we had approximately $3.1 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2018 are $3.1 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $789,000 of its unrecognized tax benefits may be recognized in the next twelve months.

Cyclicality

The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that online career websites continue to provide economic and strategic value to the labor market and industries that we serve.
Any slowdown in recruitment activity that occurs could negatively impact our revenues and results of operations. Alternatively, a decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and database licenses and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our recruitment services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to over a year.
Low oil prices in the last three years is an example of how economic conditions can negatively impact our revenues and results of operations, resulting in decreased demand for energy professionals worldwide, and causing a decrease in the use of our energy industry job posting websites and related services. From the second half of 2011 into 2014, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment activity slows in the industries in which we operate during 2018 and beyond, our revenues and results of operations could be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America. For the three months ended March 31, 2018 and 2017, approximately 30% and 25% of our revenues were earned outside the United States, respectively, and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling, primarily, and the United States dollar and the translation of these. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses for the three months ended March 31, 2018 would have been a decrease of approximately $63,000 and $61,000, respectively.
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
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2018 and December 31, 2017, our cumulative translation adjustment decreased stockholders’ equity by $25.0 million and $27.3 million, respectively. The change from December 31, 2017 to March 31, 2018 is primarily attributable to the strengthening of the British Pound sterling against the United States dollar.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of March 31, 2018, we had outstanding borrowings of $38.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2018 on our current borrowings would increase by approximately $380,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2018. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for those required for the adoption of ASU 2014-09.

PART II

Item 1.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of May 8, 2018 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
There were no stock repurchases during the quarter ended March 31, 2018. The Board of Directors has authorized a stock repurchase program that permits the purchase of up to $7 million of the Company's common stock to May 2019. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1*	Separation Agreement dated as of February 9, 2018 between eFinancialCareers Limited and James Bennett.
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 8, 2018	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Luc Grégoire
Luc Grégoire Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*	Separation Agreement dated as of February 9, 2018 between eFinancialCareers Limited and James Bennett.
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.