Form 10-Q
period 2018-06-30
DHI GROUP, INC.
filed 2018-08-02
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2018
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
As of July 27, 2018, there were 53,722,553 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2018 and 2017
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

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

PART I
ITEM 1. Financial Statements

DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$9,549	$12,068
Accounts receivable, net of allowance for doubtful accounts of $1,206 and $1,688	21,980	38,769
Income taxes receivable	2,248	2,617
Prepaid and other current assets	7,709	5,086
Total current assets	41,486	58,540
Fixed assets, net	15,259	16,147
Acquired intangible assets, net	39,000	45,737
Capitalized contract costs	6,806	—
Goodwill	156,174	170,791
Deferred income taxes	307	469
Other assets	2,501	4,034
Total assets	$261,533	$295,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,244	$22,196
Deferred revenue	64,194	83,646
Income taxes payable	1,268	1,129
Total current liabilities	83,706	106,971
Long-term debt, net	18,547	41,450
Deferred income taxes	8,434	8,245
Deferred revenue	1,737	—
Income taxes payable	1,489	1,489
Accrual for unrecognized tax benefits	3,179	2,859
Other long-term liabilities	1,996	2,063
Total liabilities	119,088	163,077
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 86,718 and 83,125 shares, respectively; outstanding: 53,743 and 50,480 shares, respectively	868	831
Additional paid-in capital	379,626	375,537
Accumulated other comprehensive loss	(28,867)	(27,330)
Accumulated earnings	67,559	59,776
Treasury stock, 32,974 and 32,645 shares, respectively	(276,741)	(276,173)
Total stockholders’ equity	142,445	132,641
Total liabilities and stockholders’ equity	$261,533	$295,718
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$41,595	$52,400	$84,666	$104,590
Operating expenses:
Cost of revenues	4,749	7,668	9,906	15,065
Product development	5,129	6,356	10,592	12,807
Sales and marketing	16,387	19,751	32,654	39,650
General and administrative	8,787	10,046	19,169	21,325
Depreciation	2,325	2,819	4,615	5,127
Amortization of intangible assets	191	571	482	1,132
Disposition related and other costs (Note 11)	2,118	1,187	3,129	1,187
Total operating expenses	39,686	48,398	80,547	96,293
Gain (loss) on sale of businesses (Note 4)	(839)	—	3,800	—
Operating income	1,070	4,002	7,919	8,297
Interest expense	(489)	(814)	(1,035)	(1,604)
Other income (expense)	(24)	9	(33)	(7)
Income before income taxes	557	3,197	6,851	6,686
Income tax expense	762	1,375	3,553	3,524
Net income (loss)	$(205)	$1,822	$3,298	$3,162

Basic earnings per share	$—	$0.04	$0.07	$0.07
Diluted earnings per share	$—	$0.04	$0.07	$0.07

Weighted-average basic shares outstanding	48,722	47,953	48,491	47,775
Weighted-average diluted shares outstanding	48,722	48,268	49,406	48,308
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(205)	$1,822	$3,298	$3,162

Foreign currency translation adjustment	(3,859)	2,266	(1,537)	2,871
Total other comprehensive income (loss)	(3,859)	2,266	(1,537)	2,871
Comprehensive income (loss)	$(4,064)	$4,088	$1,761	$6,033
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$3,298	$3,162
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	4,615	5,127
Amortization of intangible assets	482	1,132
Deferred income taxes	540	648
Amortization of deferred financing costs	97	162
Stock based compensation	4,089	4,588
Impairment of fixed assets	168	—
Change in accrual for unrecognized tax benefits	320	70
Gain on sale of businesses, net	(3,800)	—
Changes in operating assets and liabilities:
Accounts receivable	13,482	11,231
Prepaid expenses and other assets	795	(1,082)
Capitalized contract costs	(1,758)	—
Accounts payable and accrued expenses	(3,845)	(1,007)
Income taxes receivable/payable	567	(1,465)
Deferred revenue	(10,692)	1,101
Other, net	(61)	45
Net cash flows from operating activities	8,297	23,712
Cash flows from (used in) investing activities:
Net cash received from sale of businesses	17,542	—
Purchases of fixed assets	(4,236)	(7,730)
Net cash flows from (used in) investing activities	13,306	(7,730)
Cash flows used in financing activities:
Payments on long-term debt	(28,000)	(15,000)
Proceeds from long-term debt	5,000	—
Payments under stock repurchase plan	(95)	—
Proceeds from stock option exercises	—	403
Purchase of treasury stock related to vested restricted stock	(467)	(1,109)
Net cash flows used in financing activities	(23,562)	(15,706)
Effect of exchange rate changes	(560)	193
Net change in cash for the period	(2,519)	469
Cash, beginning of period	12,068	22,987
Cash, end of period	$9,549	$23,456

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report on Form 10-K”). Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six month period ended June 30, 2018.

2.   NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09 (“Topic 606”), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers and requires an entity to recognize the incremental costs of obtaining a contract with a customer as an asset if the entity expects to recover those costs over time. Topic 606 became effective for reporting periods beginning after December 15, 2017. Topic 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that include the date of initial application (modified retrospective application). The Company has chosen the modified retrospective application method and has implemented Topic 606 effective January 1, 2018.
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

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on the Dice, ClearanceJobs, eFinancialCareers, and Rigzone websites. Certain of the Company’s arrangements include multiple performance obligations, which primarily consists of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple performance obligations in accordance with Topic 606. Specifically, the Company considers a performance obligation as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

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

Data services revenue. Access to the Company’s database of energy industry data is provided to customers for a fee. Data services revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The data services business, called RigLogix, was sold on February 20, 2018.

Career fair and recruitment event booth rentals. Career fair and recruitment event revenues are derived from renting booth space to recruiters and employers. Revenue from these sales are recognized when the career fair or recruitment event is held.

Disaggregation of revenue

Our brands serve various economic professions, such as technology, financial, hospitality (the Hcareers business was sold on May 22, 2018), and oil and gas. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Tech-Focused	Corporate & Other	Total	Tech-Focused	Corporate & Other	Total
Dice	$23,489	$—	$23,489	$46,771	$—	$46,771
ClearanceJobs	5,133	—	5,133	9,937	—	9,937
Dice Europe	1,255	—	1,255	2,547	—	2,547
eFinancial Careers	8,467	—	8,467	17,030	—	17,030
Hcareers (1)	—	1,936	1,936	—	5,329	5,329
Rigzone (1)	—	1,315	1,315	—	2,840	2,840
BioSpace (1)	—	—	—	—	212	212
Total	$38,344	$3,251	$41,595	$76,285	$8,381	$84,666

(1) The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 and Hcareers on May 22, 2018. Transferred majority ownership of BioSpace to BioSpace management on January 31, 2018.

Revenue for periods ending prior to January 1, 2018 have not been presented under Topic 606.

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of June 30, 2018	As of January 1, 2018

Receivables	$21,980	$38,769
Short-term contract liabilities (deferred revenue)	64,194	83,810
Long-term contract liabilities (deferred revenue)	1,737	—

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when customers are invoiced per the contractual billings schedules. As the Company's standard payment terms are less than one year, the Company elected the practical expedient, where applicable. As a result, the Company did not consider the effects of a significant financing component. Contract liabilities include customer billings delivered in advance of performance under the contract, and associated revenue is realized when services are rendered under the contract.

Receivables increase due to customer billings and decrease by cash collected from customers along with business divestitures. Included in January 1, 2018 is $3.5 million of receivables related to businesses divested during the six months ended June 30, 2018. Contract liabilities increase due to customer billings and are decreased as performance obligations are satisfied under the contracts. Included in January 1, 2018 is $6.7 million of short-term contract liabilities related to the businesses divested during the six months ended June 30, 2018.

During the three and six months ended June 30, 2018, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$31,774	$56,120

Transaction price allocated to the remaining performance obligations

Under the guidance of Topic 606, the following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Remainder of 2018	2019	2020	Total
Tech-focused	$48,718	$15,161	$379	$64,258
Corporate & Other	1,409	264	—	1,673
Total	$50,127	$15,425	$379	$65,931

Contract acquisition costs

In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As allowed for by the practical expedient, the Company is using a portfolio approach for contract acquisition costs, which allows the new revenue guidance to be applied to a portfolio of contracts with similar characteristics. As a result, the Company has applied the portfolio approach to new business contracts and recurring or remaining business contracts. The Company reasonably expects that the effects of applying the portfolio approach would not differ materially from applying Topic 606 at the individual contract level. As of January 1, 2018, the date we adopted Topic 606, we capitalized $6.1 million in contract acquisition costs related to contracts that were not completed. The cumulative effect for contract acquisition costs was computed based on contracts in force as of December 31, 2017 using the average commission rates on both new business sales contracts, to be amortized over approximately two years, and the remaining sales contracts to be amortized over approximately one year. For costs incurred to obtain new business sales contracts, we will record these costs over an average customer life, which was determined using customer renewal rates; for the remaining sales contracts, we will record these costs over the weighted average contract term. For the three and six months ended June 30, 2018, the Company recorded $2.5 million and $4.7 million of expense, respectively, related to the amortization of contract acquisition costs and there was no impairment loss incurred. During the three and six months ended June 30, 2018, $0.7 million and $0.9 million of contract acquisition costs were removed, respectively, due to the sale of BioSpace and RigLogix in the first quarter of 2018 and the sale of Hcareers in the second quarter of 2018.

In accordance with Topic 606, the impact of adoption to our condensed consolidated statements of operations was as follows:

	Three Months Ended June 30, 2018
(in thousands, except per share amounts)	As Reported	Balance Without Adoption of Topic 606	Effect of Change- Higher (Lower)

Revenues	$41,595	$41,595	$—
Operating expenses	$39,686	$40,046	$(360)
Operating income	$1,070	$710	$360
Net income	$(205)	$(475)	$270

Basic earnings per share	$—	$(0.01)	$0.01
Diluted earnings per share	$—	$(0.01)	$0.01

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2018
(in thousands, except per share amounts)	As Reported	Balance Without Adoption of Topic 606	Effect of Change- Higher (Lower)

Revenues	$84,666	$84,519	$147
Operating expenses	$80,547	$82,175	$(1,628)
Operating income	$7,919	$6,144	$1,775
Net income	$3,298	$1,967	$1,331

Basic earnings per share	$0.07	$0.04	$0.03
Diluted earnings per share	$0.07	$0.04	$0.03

In accordance with Topic 606, the impact of adoption to our condensed consolidated balance sheets was as follows:

	As of June 30, 2018
(in thousands)	As Reported	Balance Without Adoption of Topic 606	Effect of Change-Higher (Lower)

ASSETS
Capitalized contract costs	$6,806	$—	$6,806
Total assets	$261,533	$254,727	$6,806

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred income taxes	$8,434	$7,444	$990
Total liabilities	$119,088	$118,098	$990
Stockholders equity
Accumulated earnings	$67,559	$61,743	$5,816
Total stockholders' equity	$142,445	$136,629	$5,816
Total liabilities & stockholders' equity	$261,533	$254,727	$6,806

In accordance with Topic 606, the impact of adoption to our condensed consolidated statements of cash flows was as follows:

	Six Months Ended June 30, 2018
	As Reported	Balance Without Adoption of Topic 606	Effect of Change-Higher (Lower)
Cash flows from operating activities:
Net income	$3,298	$1,967	$1,331
Adjustments to reconcile net income to net cash flows from operating activities:
Deferred income taxes	$540	$113	$427
Capitalized contract costs	$(1,758)	$—	$(1,758)
Net cash flows from operating activities	$8,297	$8,297	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. SALE OF BUSINESSES
The Company sold the Hcareers business on May 22, 2018 for $16.5 million and incurred approximately $1.5 million in selling costs, with $1.7 million of the purchase price placed in escrow (recorded in prepaid and other current assets), to be released twelve months after the closing date, subject to the terms and conditions of the transaction agreement, including certain contingencies. Additionally, the Company recorded a receivable of $0.2 million (recorded in prepaid and other current assets) related to working capital to be released four months after the closing date, subject to the terms and conditions of the transaction agreement. Net cash proceeds of $14.0 million were received on the date of sale of Hcareers. As a result of the sale, a $0.8 million loss was recognized in the second quarter of 2018.
The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 for $4.2 million and incurred approximately $0.6 million in selling costs. $0.4 million of the purchase price was placed in escrow (recorded in prepaid and other current assets) and will be released twelve months after the closing date, subject to the terms and conditions of the transaction agreement. As a result of the sale, a $4.6 million gain was recognized in the first quarter of 2018. The gain on sale exceeded net proceeds because liabilities transferred in the transaction exceeded assets, primarily due to deferred revenues of $1.2 million.
The Company transferred a majority ownership of the BioSpace business to BioSpace management on January 31, 2018. The Company retained a preferred share interest in BioSpace, Inc., representing a 20% diluted interest. The Company incurred approximately $0.3 million in selling costs and recognized a $0.1 million gain on sale in the first quarter of 2018.
The Company sold the Health eCareers business on December 4, 2017 for $15 million, with $1.5 million of the purchase price placed in escrow (recorded in prepaid and other current assets), to be released eighteen months after the closing date, subject to the terms and conditions of the transaction agreement.

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
6. INVESTMENTS

During 2017, the Company purchased preferred stock representing an additional 2.3% interest in the fully diluted shares of a leading tech skills assessment company for $0.5 million, which brought the Company's total interest to 10.0%. As of June 30, 2018, it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment is carried at its original cost of $2.0 million, which is included in the other assets section of the Condensed Consolidated Balance Sheets.

On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management with zero proceeds received from the transfer. The Company retained a 20% preferred share interest in the BioSpace business.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the investment was estimated to be zero at the time of the transfer. As of June 30, 2018, it was not practicable to estimate the fair value of the preferred stock investment as the shares are not traded. The investment is recorded at cost, which is zero. Upon the liquidation, sale or change in control of BioSpace within five years of January 31, 2018, the Company has the right to the first $1.0 million of proceeds or the option to convert its 20% preferred stock interest to a 20% common stock interest.  On January 31, 2023, the 20% preferred share interest will convert to a 20% common share interest.

7.    ACQUIRED INTANGIBLE ASSETS, NET
As a result of the sale of Hcareers (sold May 22, 2018) the Company disposed of all its remaining unamortized acquired intangible assets, therefore, as of June 30, 2018, the net value of all finite-lived assets was zero. Acquired intangible assets disposed of in conjunction with the sale had costs of $12.9 million and accumulated amortization of $6.7 million. Therefore, there is no future amortization expense.
Below is a summary of the major acquired intangible assets (in thousands) as of December 31, 2017:

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
The Company evaluates the indefinite-lived asset for impairment on an annual basis. No impairment has been recorded during the three or six months ended June 30, 2018.
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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 3.0 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2018, the Company was in compliance with all of the financial covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by three of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc., Targeted Job Fairs, Inc. and Rigzone.com, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts borrowed as of June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Amounts borrowed:
Revolving credit facility	$19,000	$42,000
Less: deferred financing costs, net of accumulated amortization of $1,626 and $1,529	(453)	(550)
Total borrowed	$18,547	$41,450

Available to be borrowed under revolving facility, subject to certain limitations	$131,000	$108,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	2.25%
Actual interest rates	3.88%	3.88%
There are no scheduled payments until maturity of the Credit Agreement in November 2020.

9.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2026. Future minimum lease payments under non-cancellable operating leases as of June 30, 2018 are as follows (in thousands):

July 1, 2018 through December 31, 2018	$2,301
2019	4,111
2020	3,530
2021	2,826
2022	2,476
2023 and thereafter	6,182
Total minimum payments	$21,426
Rent expense was $1.2 million and $2.3 million for the three and six month periods ended June 30, 2018, respectively, and $1.2 million and $2.4 million for the three and six month periods ended June 30, 2017, respectively, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
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
During the first quarter of 2018, the Company recorded a $1.0 million liability related to a class action lawsuit regarding the applicability of provisions of the Fair Credit Reporting Act to one of our products. The recorded liability reflects a tentative settlement, which upon execution and final approval by the Court, will resolve all remaining claims subject to the lawsuit. The lawsuit was brought by Ian Douglas, individually, as a representative of the class and on behalf of the general public, against DHI Group, Inc. and Dice Inc. asserting six claims under the Fair Credit Reporting Act that the Company’s Open Web profiles are “consumer reports” and Dice is a “consumer reporting agency” under the FCRA, including claims pursuant to the private right of action in 15 U.S.C. Section 1681n for alleged willful violations of the FCRA. The action was originally filed in a federal district court, but as a part of the settlement process, the action has been re-filed and is pending in the Superior Court of Santa Clara County, California (Case No. 18CV331732).

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

10.    EQUITY TRANSACTIONS
Stock Repurchase Plans—In May 2018, the Board of Directors authorized a stock repurchase program that permits the purchase of up to $7 million of the Company's common stock through May 2019. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the quarter ended June 30, 2018 purchases of the Company's common stock pursuant to the Stock Repurchase Plan was as follows:

Total Number of Shares Purchases	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
55,017	$1.72	$94,892	$6,905,000
There were no unsettled share repurchases as of June 30, 2018.

11.    DISPOSITION RELATED AND OTHER COSTS
In May 2017, the Company announced plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures include: Hcareers (sold May 22, 2018), BioSpace (transferred majority ownership to BioSpace management on January 31, 2018), Health eCareers (sold December 4, 2017), and Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018). In connection with the planned divestitures and focus on the tech business, the Company incurred certain severance, reorganization, and other related costs to further these strategic objectives.
The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

Three Months Ended June 30, 2018	Accrual at March 31, 2018	Expense	Cash Payments	Non-cash Impairment	Accrual at June 30, 2018
Severance and retention	$852	$1,168	$(498)	$—	$1,522
Professional fees	653	523	(725)	—	451
Lease exit and related asset impairment	—	427	—	(168)	259
Total disposition related and other costs	$1,505	$2,118	$(1,223)	$(168)	$2,232

Six Months Ended June 30, 2018	Accrual at December 31, 2017	Expense	Cash Payments	Non-cash Impairment	Accrual at June 30, 2018
Severance and retention	$1,237	$1,770	$(1,485)	$—	$1,522
Professional fees	825	932	(1,306)	—	451
Lease exit and related asset impairment	—	427	—	(168)	259
Total disposition related and other costs	$2,062	$3,129	$(2,791)	$(168)	$2,232

Three and Six Months Ended June 30, 2017	Accrual at December 31, 2016	Expense	Cash Payments	Accrual at June 30, 2017
Severance and retention	$—	$1,117	$(264)	$853
Professional fees	—	70	—	70
Total disposition related and other costs	$—	$1,187	$(264)	$923

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors. Beginning January 1, 2017, as a result of ASU No. 2016-09, the Company recorded expense based upon the number of awards outstanding with no estimate for forfeitures.
The Company recorded total stock based compensation expense of $1.6 million and $4.1 million during the three and six month periods ended June 30, 2018, respectively, and $2.1 million and $4.6 million during the three and six month periods ended June 30, 2017, respectively. At June 30, 2018, there was $10.9 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
During the three months ended June 30, 2018, the Company granted 1,750,000 shares of restricted stock as an Inducement Grant Under NYSE Rule 303A.08 in connection with the employment agreement for the Company’s new Chief Executive Officer.  The Chief Executive Officer is also entitled to an award of 750,000 performance based restricted stock units, which will be made in accordance with a performance-based restricted stock unit program created by the Company.
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
A summary of the status of restricted stock awards as of June 30, 2018 and 2017 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,203,507	$3.40	2,548,625	$6.68
Granted	2,256,500	$1.71	238,500	$3.85
Forfeited	(79,750)	$4.30	(213,500)	$6.82
Vested	(483,810)	$4.69	(156,325)	$6.91
Non-vested at end of period	4,896,447	$2.48	2,417,300	$6.38

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,393,257	$5.48	2,226,375	$7.87
Granted	3,763,000	$1.68	1,224,500	$4.78
Forfeited	(170,375)	$4.84	(254,625)	$6.99
Vested	(1,089,435)	$5.97	(778,950)	$7.94
Non-vested at end of period	4,896,447	$2.48	2,417,300	$6.38
PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are part of the compensation plan for services provided by the employees. The expense related to the PSUs is recorded over the vesting period. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of initial grant less shares vested in performance periods one and two. There

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

was no cash flow impact resulting from the grants. There were no PSUs granted during the six months ended June 30, 2018. The fair value of PSUs is measured using the Monte Carlo pricing model using the following assumptions:

Six Months Ended June 30,
2017
Weighted average fair value of PSUs granted	$5.38
Dividend yield of DHI Group, Inc. stock	—%
Dividend yield of Russell 2000 Index	1.4%
Risk free interest rate	1.5%
Volatility of DHI Group, Inc. stock	41.0%
Volatility of Russell 2000 Index	16.7%
A summary of the status of PSUs as of June 30, 2018 and 2017 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	505,000	$6.24	977,504	$6.95
Forfeited	—	$—	(86,666)	$7.21
Non-vested at end of period	505,000	$6.24	890,838	$6.92

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	760,003	$6.92	580,004	$8.02
Granted	—	$—	397,500	$5.38
Forfeited	(255,003)	$8.27	(86,666)	$7.21
Non-vested at end of period	505,000	$6.24	890,838	$6.92
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the six months ended June 30, 2018 and 2017.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options previously granted as of June 30, 2018 and 2017, and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	984,375	$8.67	$—
Forfeited	(176,813)	$8.68	$—
Options outstanding at end of period	807,562	$8.67	$—
Exercisable at end of period	805,030	$8.67	$—

	Three Months Ended June 30, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,350,182	$9.18	$—
Forfeited	(77,094)	$7.35	$—
Options outstanding at end of period	1,273,088	$9.29	$—

	Six Months Ended June 30, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,101,875	$9.28	$—
Forfeited	(294,313)	$10.94	$—
Options outstanding at end of period	807,562	$8.67	$—
Exercisable at end of period	805,030	$8.67	$—

	Six Months Ended June 30, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,779,613	$8.46	$50,869
Exercised	(66,188)	$6.08	$12,821
Forfeited	(440,337)	$6.43	$—
Options outstanding at end of period	1,273,088	$9.29	$—
Exercisable at end of period	1,177,054	$9.41	$—

The weighted-average remaining contractual term of options exercisable at June 30, 2018 is 2.0 years. The following table summarizes information about options outstanding as of June 30, 2018:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 7.00 - $ 7.99	257,375	2.6	257,343
$ 8.00 - $ 8.99	145,187	1.1	142,687
$ 9.00 - $ 9.99	405,000	1.9	405,000
	807,562		805,030

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.    SEGMENT INFORMATION
The Company previously had two reportable segments which was reduced to one reportable segment when Health eCareers (Healthcare reportable segment) was sold on December 4, 2017. The remaining Tech-focused reportable segment includes the Dice, Dice Europe, ClearanceJobs, eFinancialCareers (formerly in the Global Industry Group segment), and Brightmatter (absorbed into Tech-focused in the third quarter of 2017 and formerly in Corporate & Other) services. Management has organized its reportable segment based upon our internal management reporting.
The Company has other services and activities that individually are not significant in relation to consolidated revenues, operating income or total assets. These include Hcareers (sold May 22, 2018), Rigzone (RigLogix portion of the Rigzone business was sold on February 20, 2018), Biospace (majority ownership transferred to BioSpace management on January 31, 2018) (each formerly in the Global Industry Group segment) and getTalent services (discontinued in the third quarter of 2017), which were recorded in the "Corporate & Other" category, along with corporate-related costs which are not considered in a segment.
The Company’s foreign operations are comprised of the Dice Europe operations and a portion of the eFinancialCareers and Rigzone services, which operate in Europe, the financial centers of the gulf region of the Middle East, and Asia Pacific. The Company’s foreign operations also include Hcareers (sold May 22, 2018), which operated in Canada. Revenue by geographic region, as shown in the table below, is based on the location of each of the Company’s subsidiaries.
The following table shows the segment information (in thousands and recast for the change in reportable segments):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
By Segment:
Revenues:
Tech-focused	$38,344	$39,276	$76,285	$78,825
Healthcare	—	6,565	—	13,279
Corporate & Other	3,251	6,559	8,381	12,486
Total revenues	$41,595	$52,400	$84,666	$104,590

Depreciation:
Tech-focused	$2,210	$1,792	$4,351	$3,355
Healthcare	—	537	—	1,045
Corporate & Other	115	490	264	727
Total depreciation	$2,325	$2,819	$4,615	$5,127

Amortization:
Tech-focused	$—	$45	$—	$80
Healthcare	—	163	—	325
Corporate & Other	191	363	482	727
Total amortization	$191	$571	$482	$1,132

Operating income (loss):
Tech-focused	$6,330	$10,117	$13,413	$21,215
Healthcare	—	(642)	—	(1,092)
Corporate & Other	(5,260)	(5,473)	(5,494)	(11,826)
Operating income	1,070	4,002	7,919	8,297
Interest expense	(489)	(814)	(1,035)	(1,604)
Other income (expense)	(24)	9	(33)	(7)
Income before income taxes	$557	$3,197	$6,851	$6,686

Capital expenditures:
Tech-focused	$2,395	$2,636	$4,176	$5,612
Healthcare	—	288	—	630
Corporate & Other	47	742	180	1,566
Total capital expenditures	$2,442	$3,666	$4,356	$7,808

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
By Geography:
Revenues:
United States	$30,200	$39,106	$60,205	$78,157
United Kingdom	4,269	4,610	8,891	9,345
EMEA, APAC and Canada (1)	7,126	8,684	15,570	17,088
Non-United States	11,395	13,294	24,461	26,433
Total revenues	$41,595	$52,400	$84,666	$104,590

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

	June 30, 2018	December 31, 2017
Total assets:
Tech-focused	$247,791	$266,390
Corporate & Other	13,742	29,328
Total assets	$261,533	$295,718

The following table shows the carrying amount of goodwill by segment as of December 31, 2017 and June 30, 2018 and the changes in goodwill for the six month period ended June 30, 2018 (in thousands):

	Tech-focused	Corporate & Other	Total
Goodwill at December 31, 2017	$157,477	$13,314	$170,791
Foreign currency translation adjustment	(1,303)	—	(1,303)
Sale of business	—	(13,314)	(13,314)
Goodwill at June 30, 2018	$156,174	$—	$156,174

The fair value of the Tech-focused reporting unit was not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2017. The percentage by which the estimated fair value exceeded the carrying value for the Tech-focused reporting unit was 1%. Revenue projections for the Tech-focused reporting unit have declined due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market, the Company’s ability to attribute value delivered to customers, and continued uncertainty around Brexit. Tech-focused revenues declined 7% and 4% for the years ended December 31, 2017 and 2016, respectively. Revenue and cash flow projections for the year ending December 31, 2018 include a modest improvement to the rate of decline experienced in the year ended December 31, 2017 and is expected to begin to improve later in 2018 and into 2019. The Company’s ability to achieve these projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs in the projections are expected to remain approximately consistent for the year ending December 31, 2018 as compared to the year ended December 31, 2017 and then increase at levels that allow for modest operating margin improvements.

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

During the second quarter of 2018, continuing the Company’s Tech-focused strategy of targeting and investing in areas of growth for the Tech-focused business, the Company announced its intention to terminate the Dice Europe offering.  Dice Europe represented 4% and 3% of the Tech-focused revenues for the year ended December 31, 2017 and the six months ended June 30, 2018, respectively.  The impact of closing the Dice Europe offering did not have a material impact on the projected financial results of the Tech-focused business.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Results for the Tech-focused reporting unit since October 1, 2017 and estimated future results as of June 30, 2018 are consistent with the projections used in the October 1, 2017 analysis. Additionally, the Tax Cuts and Jobs Act, as described in Note 15, reduced the US statutory federal tax rate from 35% to 21%, thereby increasing the reporting unit's projected cash flows and the percentage by which the estimated fair value exceeded the carrying value of the reporting unit. As a result, the Company believes it is not more likely than not that the fair value of the reporting units is less than the carrying value as of June 30, 2018. Therefore, no interim impairment testing was performed as of June 30, 2018.

The amount of goodwill as of June 30, 2018 allocated to the Tech-focused reporting unit was $156.2 million. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results. The discount rate applied for the Tech-focused reporting unit was 12.9% as of the October 1, 2017 testing date. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future. If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.

14.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Stock-based awards of approximately 2.2 million and 2.5 million were outstanding during the three and six month periods ended June 30, 2018, respectively, and approximately 4.1 million and 3.0 million shares were outstanding during the three and six month periods ended June 30, 2017, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the effect of the awards is anti-dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(205)	$1,822	$3,298	$3,162

Weighted-average shares outstanding—basic	48,722	47,953	48,491	47,775
Add shares issuable from stock-based awards	—	315	915	533
Weighted-average shares outstanding—diluted	48,722	48,268	49,406	48,308

Basic earnings per share	$—	$0.04	$0.07	$0.07
Diluted earnings per share	$—	$0.04	$0.07	$0.07

15. INCOME TAXES

The Company’s effective tax rate was 137% and 52% for the three and six months ended June 30, 2018, respectively, and 43% and 53% for the three and six months ended June 30, 2017, respectively.  The following items caused the effective tax rate to differ from the U.S. federal statutory rate:

•	Tax deficiency of $0.4 million and $1.7 million during the three and six months ended June 30, 2018, respectively, related to the vesting or settlement of share-based compensation awards.

•	Tax expense of $0.3 million during the three and six months ended June 30, 2018 related to the sale of businesses.

•	Tax deficiency of $0.2 million and $0.8 million during the three and six months ended June 30, 2017, respectively, related to the vesting or settlement of share-based compensation awards.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2017, the Company applied the guidance of SAB 118 and recorded a provisional decrease of $3.3 million in its deferred tax liabilities to reflect the new US statutory tax rate of 21%; and recorded a liability of $3.0 million for its provisional estimate of the one-time transition tax on the deemed repatriation of foreign earnings.

In the three months ended March 31, 2018, the Company completed its analysis of the impact of the TCJA on its deferred tax liabilities without any additional adjustments to the liabilities. The Company did not make any adjustments in the six months ended June 30, 2018 to its liability for the one-time transition tax on deemed repatriation but is continuing its analysis of the tax computation, including the review of any additional regulatory guidance issued by the US tax authorities and expects to finalize its accounting later in 2018.

Because of the transition tax on deemed repatriation, the Company was subject to tax in 2017 on the entire amount of its previously undistributed earnings from foreign subsidiaries. Beginning in 2018, the TCJA generally provides a 100% deduction for U.S. federal tax purposes of dividends received by the Company from its foreign subsidiaries. However, the Company is currently evaluating the potential foreign and U.S. state tax liabilities that would result from future repatriations, if any, and how the TCJA will affect the Company's existing accounting position with regard to the indefinite reinvestment of undistributed foreign earnings. The Company expects to complete this evaluation and determine the impact which the legislation may have on its indefinite reinvestment assertion within the measurement period provided by SAB 118.

The TCJA established new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries.  Companies can make an accounting policy election either to recognize deferred taxes for temporary basis differences related to GILTI; or to recognize tax expense as a current period cost in the period when the tax related to GILTI is incurred. The Company has elected to treat any potential GILTI tax as a current period cost. The Company has recorded an estimate of GILTI, which increased tax expense for the six months ended June 30, 2018 by $0.3 million. There was no impact to the three months ended June 30, 2018. The Company is continuing to evaluate the impact of GILTI and expects to complete this evaluation and determine the impact which the legislation may have within the measurement period provided by SAB 118.

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
Overview
We are a leading provider of data, insights and employment connections through our specialized services for professional communities including the following industry groups: technology and security clearance, financial services, and energy. The Company exited the hospitality industry with the sale of its Hcareers business on May 22, 2018. Our mission is to empower professionals and organizations to compete and win through specialized insights and relevant employment connections. Employers and recruiters use our websites and services to source and hire the most qualified professionals in select and highly-skilled occupations, while professionals use our websites and services to find the best employment opportunities in, and the most timely news and information about, their respective areas of expertise.
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
Through our predecessors, we have been in the recruiting and career development business for more than 25 years. Based on our operating structure, we have identified one reportable segment as follows:

•
Tech-focused— Dice, Dice Europe (closing in the third quarter of 2018), ClearanceJobs, eFinancialCareers, Brightmatter excluding getTalent (absorbed into Tech-focused in the third quarter of 2017 and formerly in Corporate & Other) services, as well as the Company's Open Web Technology.

The Company's reportable segments were reduced to one reportable segment when Health eCareers (Healthcare reportable segment) was sold on December 4, 2017.
Dice, Dice Europe (closing in the third quarter of 2018), ClearanceJobs, and eFinancialCareers are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands.
We have other services and activities that individually are not a significant portion of consolidated revenues, operating income or total assets. These include Hospitality (sold May 22, 2018), Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018), BioSpace (transferred majority ownership to BioSpace management on January 31, 2018) and getTalent services (discontinued in the third quarter of 2017), which are reported in the "Corporate & Other" category, along with corporate-related costs, which are not considered a segment.

Recent Developments

The Company substantially completed the divestiture process of its non-tech businesses with the sale of Hcareers in May 2018 for $16.5 million.

The Company announced the closure of its Dice Europe operations effective August 31, 2018 to focus efforts on eFinancialCareers, where the Company has a strong competitive opportunity to serve professionals in the financial services industry globally. The closure of Dice Europe is not expected to have a material impact on DHI's results of operations in the third quarter of 2018 or in future periods.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Tech-focused segment sells recruitment packages that can include access to our databases of resumes and job posting capabilities. Our Healthcare segment (sold December 4, 2017) as well as Hcareers (sold May 22, 2018 and included in Corporate & Other) sell job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At June 30, 2018 and June 30, 2017, Dice had approximately 6,200 and 6,750 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer was steady to increasing at $1,108 and $1,109 for the three and six months ended June 30, 2017, to $1,110 and $1,111 for the three and six months ended June 30, 2018. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $65.9 million at June 30, 2018, and $83.6 million at December 31, 2017. The reduction in deferred revenue is primarily due to the sale of RigLogix, BioSpace, and Hcareers, which comprise approximately $6.7 million of the decline, and an adjustment to the Company's billing terms to customers to bring them in line with market standards.
We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.
The Company’s revenues declined $10.8 million, or 21%, for the three months ended June 30, 2018 compared to the same period of the prior year. Of the decline, $9.9 million, or 19%, is primarily related to divested businesses. The Tech-focused segment declined $0.9 million, or 2%, compared to $1.6 million, or 4%, in the first quarter of 2018 with ClearanceJobs growing 23%. This was offset by a 9% decline at Dice due to many factors including competition and evolution in the digital recruitment market. Our business continues to be challenged by attribution, which reflects our ability to receive the proper credit for value delivered to customers based on our customers’ internal tracking systems, contributing to lower renewal rates in recruitment packages. For eFinancialCareers, revenues increased 1% over the same period of the prior year after adjusting for foreign exchange.
The Company continues to evolve and present new products and features to attract and engage qualified professionals and match them with employers, such as the Dice Salary Predictor, mobile app, eFC Job Search Platform, and Lengo. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new recruitment package customers and advertisers while retaining a high proportion of the businesses we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the innovative products noted above.
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

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2018	2017
	(in thousands, except percentages)
Tech-focused
Dice (1)	$24,744	$27,113	$(2,369)	(9)%
eFinancialCareers	8,467	7,978	489	6%
ClearanceJobs	5,133	4,185	948	23%
Tech-focused	38,344	39,276	(932)	(2)%

Healthcare	—	6,565	(6,565)	n.m.
Corporate & Other
Hcareers	1,936	3,791	(1,855)	(49)%
Rigzone	1,315	1,785	(470)	(26)%
BioSpace	—	950	(950)	n.m.
getTalent	—	33	(33)	n.m.
Corporate and Other	3,251	6,559	(3,308)	(50)%
Total revenues	$41,595	$52,400	$(10,805)	(21)%
(1) Includes Dice US, Dice Europe, and Targeted Job Fairs
We experienced a decrease in revenue in the Tech-focused segment of $0.9 million, or 2%. Revenue at Dice decreased by $2.4 million compared to the same period in 2017, primarily due to the decline in recruitment package customer count in the U.S. from 6,750 at June 30, 2017 to 6,200 at June 30, 2018 due to competition. eFinancialCareers revenue increased by $0.5 million, or 6%, as compared to the same period in 2017 primarily due to favorable foreign exchange. Revenues for ClearanceJobs increased by $0.9 million, or 23%, for the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to increased volume and pricing supported by favorable market conditions and high demand for professionals with government clearance.
The Healthcare segment revenue decreased $6.6 million due to the sale of Health eCareers on December 4, 2017. Revenues for Corporate & Other decreased $3.3 million, or 50%, primarily due to the transfer of ownership of BioSpace on January 31, 2018, the sale of the RigLogix business which contributed to $0.5 million of the Rigzone decline, and the sale of Hcareers on May 22, 2018.
Cost of Revenues

	Three Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Cost of revenues	$4,749	$7,668	$(2,919)	(38)%
Percentage of revenues	11.4%	14.6%

Cost of revenues decreased $2.9 million, or 38%, as the Healthcare segment decreased $2.4 million due to the sale of Health eCareers on December 4, 2017. In Corporate & Other, the divested businesses accounted for $0.4 million of the decrease. Excluding the divested businesses, cost of revenues was approximately flat.
Product Development Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Product development	$5,129	$6,356	$(1,227)	(19)%
Percentage of revenues	12.3%	12.1%

Product development expenses decreased $1.2 million or 19%. Corporate & Other decreased $1.3 million, of which $0.7 million was due to the divested businesses and $0.4 million was due to the discontinuation of getTalent in the third quarter of 2017. The Healthcare segment decreased $0.7 million due to the sale of Health eCareers on December 4, 2017, which was partially offset by an increase at the Tech-focused segment of $0.8 million driven by costs related to the development of new products and features.
Sales and Marketing Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Sales and marketing	$16,387	$19,751	$(3,364)	(17)%
Percentage of revenues	39.4%	37.7%

Sales and marketing expenses decreased $3.4 million or 17%, which was primarily due to the sale of Health eCareers on December 4, 2017, causing a $2.4 million decrease in the Healthcare segment. Corporate & Other decreased $2.1 million, of which $1.2 million was due to the divested businesses, $0.5 million was due to the discontinuation of getTalent in the third quarter of 2017 and $0.3 million was due to lower compensation related costs in the Rigzone business. These decreases were partially offset by an increase at the Tech-focused segment of $1.1 million due to an increase in discretionary marketing of $0.8 million and $0.2 million of increased compensation related costs.
General and Administrative Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
General and administrative	$8,787	$10,046	$(1,259)	(13)%
Percentage of revenues	21.1%	19.2%

General and administrative expenses decreased $1.3 million or 13%. The Healthcare segment decreased $0.9 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased $0.9 million, of which $0.4 million was related to the divested businesses, $0.4 million was due to lower compensation related costs, and $0.2 million was due to lower legal fees, partially offset by an increase of $0.2 million of executive search fees in 2018.
The decreases at Healthcare and Corporate & Other were partially offset by an increase of $0.6 million at the Tech-focused segment primarily due to $0.5 million of professional fees.
Depreciation

	Three Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Depreciation	$2,325	$2,819	$(494)	(18)%
Percentage of revenues	5.6%	5.4%
Depreciation decreased $0.5 million or 18% compared to the same period in 2017. The Healthcare segment decreased $0.5 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased $0.3 million, primarily from the discontinuation of getTalent in the third quarter of 2017. These decreases were partially offset by an increase in the Tech-focused segment of $0.4 million in connection with the development of new products and features.
Amortization of Intangible Assets

	Three Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Amortization	$191	$571	$(380)	(67)%
Percentage of revenues	0.5%	1.1%

Amortization expense decreased due to certain intangible assets at the Tech-focused segment and at Corporate & Other becoming fully amortized during the year ended December 31, 2017 and the sale of Hcareers during the three months ended June 30, 2018.

Disposition Related and Other Costs

	Three Months Ended June 30,		Increase	Percent Change
	2018	2017
	(in thousands, except percentages)
Disposition related and other costs	$2,118	$1,187	$931	n.m.
Percentage of revenues	5.1%	2.3%
The disposition related and other costs, as described in Note 10 to the Condensed Consolidated Financial Statements, of $2.1 million in 2018 are primarily due to severance and other related costs in connection with the current divestiture process, continuing the Company's tech-focused strategy, and lease exit and related asset impairment costs of $0.4 million.
The disposition related and other costs of $1.2 million in 2017 are primarily due to severance and other related costs in connection with the divestiture process and the reorganization to the tech-focused strategy.
Operating Income
Operating income for the three months ended June 30, 2018 was $1.1 million, a margin of 2.6%, compared to $4.0 million, a margin of 7.6%, for the same period in 2017, a decrease of $2.9 million. The decreased operating income and margin are primarily due to the loss on the sale of Hcareers of $0.8 million in 2018 and the increase in disposition related costs in connection with the current divestiture process and the continuation of the Company's tech-focused strategy.
Interest Expense

	Three Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Interest expense	$489	$814	$(325)	(40)%
Percentage of revenues	1.2%	1.6%
Interest expense for the three months ended June 30, 2018 decreased due to the lower weighted-average debt outstanding during the three months ended June 30, 2018, partially offset by higher average interest rates.
Income Taxes

	Three Months Ended June 30,
	2018	2017
	(in thousands, except percentages)
Income before income taxes	$557	$3,197
Income tax expense	762	1,375
Effective tax rate	136.8%	43.0%
Our effective tax rate was 136.8% and 43.0% for the three months ended June 30, 2018 and 2017, respectively, which exceeded the U.S. Federal statutory rate of 21% in 2018 and 35% in 2017. The excess over the statutory rate was caused by a tax deficiency of $0.4 million and $0.2 million during the three months ended June 30, 2018 and 2017, respectively, related to the vesting or settlement of share-based compensation awards, and by tax expense of $0.3 million during the three months ended June 30, 2018 related to the sale of the Hcareers business.
Earnings per Share

Earnings per share was $0.00 and $0.04 for the three month periods ended June 30, 2018 and 2017, respectively. The decrease was primarily the result of the Company's lower operating income and higher effective tax rate during the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2018	2017
	(in thousands, except percentages)
Tech-focused
Dice (1)	$49,318	$54,811	$(5,493)	(10)%
eFinancialCareers	17,030	15,836	1,194	8%
ClearanceJobs	9,937	8,178	1,759	22%
Tech-focused	76,285	78,825	(2,540)	(3)%

Healthcare	—	13,279	(13,279)	n.m.
Corporate & Other
Hcareers	5,329	7,361	(2,032)	(28)%
Rigzone	2,839	3,446	(607)	(18)%
BioSpace	213	1,619	(1,406)	(87)%
getTalent	—	60	(60)	n.m.
Corporate & Other	8,381	12,486	(4,105)	(33)%
Total revenues	$84,666	$104,590	$(19,924)	(19)%
(1) Includes Dice US, Dice Europe, and Targeted Job Fairs
We experienced a decrease in revenue in the Tech-focused segment of $2.5 million, or 3%. Revenue at Dice decreased by $5.5 million compared to the same period in 2017, primarily due to the decline in recruitment package customer count in the U.S. from 6,750 at June 30, 2017 to 6,200 at June 30, 2018. eFinancialCareers revenue increased by $1.2 million compared to the same period in 2017 but was flat after adjusting for the positive foreign currency impact. Revenue at ClearanceJobs increased by $1.8 million as compared to the same period in 2017, primarily due to increased volume and pricing supported by favorable market conditions and enhanced product offerings.
Corporate & Other decreased by $4.1 million, or 33%, primarily due to the divested businesses and the discontinuation of getTalent in the third quarter of 2017. The Healthcare segment decreased by $13.3 million, due to the sale of Health eCareers on December 4, 2017.
Cost of Revenues

	Six Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Cost of revenues	$9,906	$15,065	$(5,159)	(34)%
Percentage of revenues	11.7%	14.4%

Cost of revenues decreased $5.2 million, or 34%, as the Healthcare segment decreased $4.8 million as a result of the sale of Health eCareers on December 4, 2017. Corporate & Other cost of revenues decreased $0.3 primarily due to the divested businesses.
Product Development Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Product development	$10,592	$12,807	$(2,215)	(17)%
Percentage of revenues	12.5%	12.2%

Product Development decreased $2.2 million, or 17%, as the Healthcare segment decreased $1.4 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased $2.3 million, of which $1.2 million related to divested businesses, $0.8 million was due to the discontinuation of getTalent in the third quarter of 2017 and lower compensation related costs of $0.3 million in the Rigzone business. The decreases in the Healthcare segment and Corporate & Other were partially offset by an increase in the Tech-focused segment of $1.4 million primarily due to compensation related costs as the Company develops new products and features within its tech-focused business.

Sales and Marketing Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Sales and marketing	$32,654	$39,650	$(6,996)	(18)%
Percentage of revenues	38.6%	37.9%

Sales and marketing decreased $7.0 million, or 18%, as costs decreased $4.9 million in the Healthcare segment as a result of the Health eCareers sale on December 4, 2017. Corporate & Other decreased $3.7 million, of which $2.1 million was related to the divested businesses in 2018, $1.0 million was due to the discontinuation of getTalent in the third quarter of 2017, and $0.4 million due to decreased compensation related costs in the Rigzone business. The decreases in the Healthcare segment and Corporate & Other were partially offset by an increase in the Tech-focused segment of $1.6 million, primarily related to increased discretionary marketing spend of $2.0 million, partially offset by lower compensation related costs of $0.5 million.
General and Administrative Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
General and administrative	$19,169	$21,325	$(2,156)	(10)%
Percentage of revenues	22.6%	20.4%

General and administrative costs decreased $2.2 million or 10%. The Healthcare segment decreased $1.8 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased $1.4 million due to a $0.8 million decrease in professional fees related to the strategic alternatives process that occurred during the first quarter of 2017, $0.5 million related to the sale of the divested businesses during 2018 and $0.4 million related to lower headcount related costs, partially offset by higher stock based compensation of $0.4 million. The increase in stock based compensation was due to a $1.0 million increase from acceleration of vesting related to the Company's former Chief Executive Officer, partially offset by lower stock based compensation costs from lower headcount and lower grant date values.

The decreases in the Healthcare segment and Corporate & Other were partially offset by a $1.1 million increase in the Tech-focused segment, which was primarily due to a $1.0 million litigation charge in the first quarter of 2018 and $0.5 million of professional fees, partially offset by $0.6 million of lower stock based compensation costs from lower headcount and lower grant date values.
Depreciation

	Six Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Depreciation	$4,615	$5,127	$(512)	(10)%
Percentage of revenues	5.5%	4.9%

Depreciation expense for the six months ended June 30, 2018 decreased $0.5 million or 10%. Depreciation in the Healthcare segment decreased $1.0 million due to the sale of Health eCareers on December 4, 2017, partially offset by increased depreciation of $0.6 million in the Tech-focused segment in connection with the development of new products and features.
Amortization of Intangible Assets

	Six Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Amortization	$482	$1,132	$(650)	(57)%
Percentage of revenues	0.6%	1.1%

Amortization expense decreased by $0.7 million, or 57%, due to certain intangible assets at the Tech-focused segment and at Corporate & Other becoming fully amortized or written off during the year ended December 31, 2017.
Disposition Related and Other Costs

	Six Months Ended June 30,		Increase	Percent Change
	2018	2017
	(in thousands, except percentages)
Disposition related and other costs	$3,129	$1,187	$1,942	164%
Percentage of revenues	3.7%	1.1%
The disposition related and other costs, as described in Note 10 to the Condensed Consolidated Financial Statements, of $3.1 million in 2018 are primarily due to severance and related costs of $1.8 million, professional fees and other costs of $0.7 million in connection with the current divestiture process and tech-focused strategy, and lease exit and related asset impairment costs of $0.4 million.
The disposition related and other costs of $1.2 million in 2017 are primarily due to severance and other related costs in connection with the divestiture process and the reorganization to the tech-focused strategy.
Operating Income
Operating income for the six months ended June 30, 2018 was $7.9 million, for a margin of 9.4%, as compared to $8.3 million, a margin of 7.9%, for the same period in 2017. The percentage margin increase was primarily due to a gain of $3.8 million recognized on the divested businesses in 2018, partially offset by higher disposition costs in 2018 as part of the current divestiture process and the tech-focused strategy.
Interest Expense

	Six Months Ended June 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Interest expense	$1,035	$1,604	$(569)	(35)%
Percentage of revenues	1.2%	1.5%
Interest expense for the six months ended June 30, 2018 decreased from the same period in 2017 due to lower weighted-average debt outstanding during the six months ended June 30, 2018, partially offset by higher average interest rates.
Income Taxes

	Six Months Ended June 30,
	2018	2017
	(in thousands, except percentages)
Income before income taxes	$6,851	$6,686
Income tax expense	3,553	3,524
Effective tax rate	51.9%	52.7%
The effective tax rate was 51.9% and 52.7% for the six months ended June 30, 2018 and 2017, respectively, which exceeded the U.S. federal statutory rate of 21% in 2018 and 35% in 2017. The excess over the statutory rate was caused by a tax deficiency of $1.7 million and $0.8 million during the six months ended June 30, 2018 and 2017, respectively, related to the vesting or settlement of share-based compensation awards, and by tax expense of $0.3 million during the six months ended June 30, 2018 related to the sale of businesses.
Earnings per Share
Earnings per share was $0.07 for both the six month periods ended June 30, 2018 and 2017.

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
A reconciliation of Adjusted EBITDA for the six months ended June 30, 2018 and 2017 follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$3,298	$3,162
Interest expense	1,035	1,604
Income tax expense	3,553	3,524
Depreciation	4,615	5,127
Amortization of intangible assets	482	1,132
Non-cash stock based compensation	4,089	4,588
Gain on sale of businesses, net	(3,800)	—
Costs related to strategic alternatives process	—	807
Disposition related and other costs	3,129	1,187
Legal contingencies and fees	1,620	475
Divested businesses	(2,609)	(2,857)
Other	34	7
Adjusted EBITDA	$15,446	$18,756

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$8,297	$23,712
Interest expense	1,035	1,604
Amortization of deferred financing costs	(97)	(162)
Income tax expense	3,553	3,524
Deferred income taxes	(540)	(648)
Change in accrual for unrecognized tax benefits	(320)	(70)
Change in accounts receivable	(13,482)	(11,231)
Change in deferred revenue	10,692	(1,101)
Costs related to strategic alternatives process	—	807
Disposition related and other costs	3,129	1,187
Legal contingencies and fees	1,620	475
Divested businesses	(2,609)	(2,857)
Changes in working capital and other	4,168	3,516
Adjusted EBITDA	$15,446	$18,756

Cash Flows

We have summarized our cash flows for the six months ended June 30, 2018 and 2017 (in thousands).

	Six Months Ended March 31,
	2018	2017
Cash from operating activities	$8,297	$23,712
Cash from (used in) investing activities	13,306	(7,730)
Cash used in financing activities	(23,562)	(15,706)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At June 30, 2018, we had cash of $9.5 million compared to $12.1 million at December 31, 2017. Cash held by foreign subsidiaries totaled approximately $5.7 million and $9.6 million at June 30, 2018 and December 31, 2017, respectively.

Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $131 million in borrowing capacity under our $150.0 million Credit Agreement at June 30, 2018, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to three times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing U.S. cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash flows from operating activities were $8.3 million and $23.7 million for the six month periods ended June 30, 2018 and 2017, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the 2018 period decreased $15.4 million due to $3.7 million lower earnings, excluding gain on sale of businesses, and $10.3 million from changes in working capital. The changes in working capital are primarily due to an adjustment to the Company's billing terms to customers to bring them in line with market standards and the timing of payments to vendors.
Investing Activities
During the six month period ended June 30, 2018, cash provided by investing activities was $13.3 million compared to $7.7 million of cash used in the same period in 2017. Cash from investing activities in the six month period ended June 30, 2018 was attributable to the net cash received from the sale of businesses of $17.5 million, partially offset by the acquisition of fixed assets, including costs of internally developed software, of $4.2 million. Cash used in investing activities in the six month period ended June 30, 2017 was primarily attributable to the acquisition of fixed assets, including costs of internally developed software. The $3.5 million decrease in the acquisition of fixed assets was primarily due to the discontinuation of getTalent and the sale of Health eCareers.
Financing Activities
Cash used in financing activities during the six month period ended June 30, 2018 was $23.6 million as compared to $15.7 million in the six month period ended June 30, 2017 due to $23.0 million used in net repayments on long-term debt in the current period. During the six months ended June 30, 2017, the cash used in financing activities was primarily due to $15.0 million used in repayments on long-term debt.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2018, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 8 in the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of June 30, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$19,000	$—	$19,000	$—	$—
Operating lease obligations	21,426	2,301	7,641	5,302	6,182
Total contractual obligations	$40,426	$2,301	$26,641	$5,302	$6,182
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2018, we had $19.0 million outstanding under our Credit Agreement. Interest payments are due at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 8 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 3.88% (the rate in effect on June 30, 2018) on our current borrowings, interest payments are expected to be $0.6 million for July through December 2018 and $2.3 million in 2019-2020.
As of June 30, 2018, we had approximately $3.2 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2018 are $3.2 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.8 million of its unrecognized tax benefits may be recognized in the next twelve months.

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
Low oil prices in the last four years is an example of how economic conditions can negatively impact our revenues and results of operations, resulting in decreased demand for energy professionals worldwide, and causing a decrease in the use of our energy industry job posting websites and related services. From the second half of 2011 into 2014, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment activity slows in the industries in which we operate during 2018 and beyond, our revenues and results of operations could be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America. For the six months ended June 30, 2018 and 2017, approximately 29% and 25% of our revenues were earned outside the United States, respectively, and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling, primarily, and the United States dollar and the translation of these. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income (loss), and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses for the six months ended June 30, 2018 would have been a decrease of approximately $117,000 and $115,000, respectively.
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
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2018 and December 31, 2017, our cumulative translation adjustment decreased stockholders’ equity by $28.9 million and $27.3 million, respectively. The change from December 31, 2017 to June 30, 2018 is primarily attributable to the position of the British Pound sterling against the United States dollar.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of June 30, 2018, we had outstanding borrowings of $19.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2018 on our current borrowings would increase by approximately $0.1 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2018. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 1. Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of August 2, 2018 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
In May 2018, the Board of Directors authorized a stock repurchase program that permits the purchase of up to $7 million of the Company's common stock through May 2019. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the quarter ended June 30, 2018 purchases of the Company's common stock pursuant to the Stock Repurchase Plan were follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2018	—	$—	—	$—
May 1 through May 31, 2018	55,017	1.72	55,017	6,905,000
June 1 through June 30, 2018	—	—	—	—
Total	55,017	$1.72	55,017
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.

Item 5.    Other Information

None.

Item 6.    Exhibits

2.1
Share Purchase Agreement, dates as of May 22, 2018, by and among DHI Group, Inc., OnTargetJobs Canada, Inc. and Virgil AcquisitionCo Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-k, filed on May 29, 2018).

10.1*	Employment Agreement and Addendum to Employment Agreement dated as of April 9, 2018 between DHI Group, Inc., Dice Inc. and Art Zeile.
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	August 2, 2018	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Luc Grégoire
Luc Grégoire Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1
Share Purchase Agreement, dates as of May 22, 2018, by and among DHI Group, Inc., OnTargetJobs Canada, Inc. and Virgil AcquisitionCo Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-k, filed on May 29, 2018).

10.1*	Employment Agreement and Addendum to Employment Agreement dated as of April 9, 2018 between DHI Group, Inc., Dice Inc. and Art Zeile.
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.