Form 10-Q
period 2018-09-30
DHI GROUP, INC.
filed 2018-11-01
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2018
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
Large accelerated filer ☐    Accelerated filer ☐ Non-accelerated filer ☐
Smaller Reporting Company ☑ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
As of October 26, 2018, there were 52,890,453 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017
	Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2018 and 2017
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

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

PART I
ITEM 1. Financial Statements

DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$4,659	$12,068
Accounts receivable, net of allowance for doubtful accounts of $646 and $1,688	19,080	38,769
Income taxes receivable	2,284	2,617
Prepaid and other current assets	7,440	5,086
Total current assets	33,463	58,540
Fixed assets, net	14,552	16,147
Acquired intangible assets, net	39,000	45,737
Capitalized contract costs	6,313	—
Goodwill	155,348	170,791
Deferred income taxes	231	469
Other assets	2,498	4,034
Total assets	$251,405	$295,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,035	$22,196
Deferred revenue	55,057	83,646
Income taxes payable	1,197	1,129
Total current liabilities	75,289	106,971
Long-term debt, net	16,596	41,450
Deferred income taxes	9,667	8,245
Deferred revenue	1,368	—
Income taxes payable	—	1,489
Unrecognized tax benefits	3,241	2,859
Other long-term liabilities	1,308	2,063
Total liabilities	107,469	163,077
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 86,545 and 83,125 shares, respectively; outstanding: 53,188 and 50,480 shares, respectively	866	831
Additional paid-in capital	381,878	375,537
Accumulated other comprehensive loss	(29,761)	(27,330)
Accumulated earnings	68,490	59,776
Treasury stock, 33,357 and 32,645 shares, respectively	(277,537)	(276,173)
Total stockholders’ equity	143,936	132,641
Total liabilities and stockholders’ equity	$251,405	$295,718
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$38,917	$52,424	$123,583	$157,014
Operating expenses:
Cost of revenues	4,424	7,616	14,330	22,681
Product development	5,219	6,423	15,811	19,230
Sales and marketing	13,974	19,988	46,628	59,638
General and administrative	8,843	9,454	28,012	30,779
Depreciation	2,540	2,576	7,155	7,703
Amortization of intangible assets	—	554	482	1,686
Impairment of fixed assets	—	2,226	—	2,226
Disposition related and other costs (Note 11)	2,085	1,049	5,214	2,236
Total operating expenses	37,085	49,886	117,632	146,179
Gain (loss) on sale of businesses, net (Note 4)	(365)	—	3,435	—
Operating income	1,467	2,538	9,386	10,835
Interest expense	(335)	(1,173)	(1,370)	(2,777)
Other expense	(9)	(3)	(42)	(10)
Income before income taxes	1,123	1,362	7,974	8,048
Income tax expense	193	304	3,746	3,828
Net income	$930	$1,058	$4,228	$4,220

Basic earnings per share	$0.02	$0.02	$0.09	$0.09
Diluted earnings per share	$0.02	$0.02	$0.09	$0.09

Weighted-average basic shares outstanding	48,780	48,021	48,589	47,858
Weighted-average diluted shares outstanding	50,390	48,502	49,707	48,397
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$930	$1,058	$4,228	$4,220

Foreign currency translation adjustment	(894)	1,782	(2,431)	4,653
Total other comprehensive income (loss)	(894)	1,782	(2,431)	4,653
Comprehensive income	$36	$2,840	$1,797	$8,873
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,228	$4,220
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	7,155	7,703
Amortization of intangible assets	482	1,686
Deferred income taxes	1,830	(23)
Amortization of deferred financing costs	146	642
Stock based compensation	5,362	6,275
Impairment of fixed assets	—	2,226
Change in unrecognized tax benefits	382	2,358
Gain on sale of businesses, net	(3,435)	—
Changes in operating assets and liabilities:
Accounts receivable	15,772	10,607
Prepaid expenses and other assets	1,709	(1,041)
Capitalized contract costs	(1,587)	—
Accounts payable and accrued expenses	(4,180)	(152)
Income taxes receivable/payable	(1,021)	(3,599)
Deferred revenue	(18,622)	(3,774)
Other, net	469	51
Net cash flows from operating activities	8,690	27,179
Cash flows from (used in) investing activities:
Net cash received from sale of businesses	17,542	—
Purchases of fixed assets	(6,604)	(10,160)
Purchase of cost method investments	—	(500)
Net cash flows from (used in) investing activities	10,938	(10,660)
Cash flows used in financing activities:
Payments on long-term debt	(30,000)	(17,000)
Proceeds from long-term debt	5,000	—
Payments under stock repurchase plan	(828)	—
Proceeds from stock option exercises	—	403
Purchase of treasury stock related to vested restricted stock	(547)	(1,125)
Net cash flows used in financing activities	(26,375)	(17,722)
Effect of exchange rate changes	(662)	302
Net change in cash for the period	(7,409)	(901)
Cash, beginning of period	12,068	22,987
Cash, end of period	$4,659	$22,086

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report on Form 10-K”). Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results to be achieved for the full year.
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine month period ended September 30, 2018.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard has requirements on how to account for leases by both the lessee and the lessor and adds clarification for what constitutes a lease, among other items. The updated standard becomes effective for fiscal years beginning after December 15, 2018 and interim periods the following year, with early adoption permitted. The new standard must be applied using a modified retrospective transition. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019. The Company is currently finalizing its lease portfolio analysis to determine the impact to its consolidated financial statements. Adoption of this standard will result in a right-of-use asset and a related lease liability being established to reflect the present value of the future lease payments of the lease. The Company is implementing processes and tools to assist in the ongoing lease data collection and analysis, and updating accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of 2019.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The new standard requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years and early adoption is permitted. The amendments allow either a retrospective or prospective approach to all implementation costs incurred after adoption. The Company is evaluating the expected impact of this standard on its consolidated financial statements.

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

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on the Dice, ClearanceJobs, eFinancialCareers, and Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018) websites. Certain of the Company’s arrangements include multiple performance obligations, which primarily consists of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple performance obligations in accordance with Topic 606. Specifically, the Company considers a performance obligation as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of revenue

Our brands serve various economic professions, such as technology, financial, hospitality (the Hcareers business was sold on May 22, 2018), and energy (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Tech-Focused	Corporate & Other	Total	Tech-Focused	Corporate & Other	Total
Dice	$23,715	$—	$23,715	$70,486	$—	$70,486
ClearanceJobs	5,422	—	5,422	15,359	—	15,359
Dice Europe (2)	461	—	461	3,008	—	3,008
eFinancial Careers	8,388	—	8,388	25,418	—	25,418
Hcareers (1)	—	—	—	—	5,329	5,329
Rigzone (1)	—	931	931	—	3,771	3,771
BioSpace (1)	—	—	—	—	212	212
Total	$37,986	$931	$38,917	$114,271	$9,312	$123,583

(1) The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018. Hcareers was sold on May 22, 2018 and the Company transferred majority ownership of BioSpace to BioSpace management on January 31, 2018.

(2) The Company ceased Dice Europe operations on August 31, 2018.

Revenue for periods ending prior to January 1, 2018 have not been presented under Topic 606.

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of September 30, 2018	As of January 1, 2018

Receivables	$19,080	$38,769
Short-term contract liabilities (deferred revenue)	55,057	83,810
Long-term contract liabilities (deferred revenue)	1,368	—

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

Receivables increase due to customer billings and decrease by cash collected from customers along with business divestitures. Included in January 1, 2018 is $4.4 million of receivables related to businesses divested during the nine months ended September 30, 2018. Contract liabilities increase due to customer billings and are decreased as performance obligations are satisfied under the contracts. Included in January 1, 2018 is $8.4 million of short-term contract liabilities related to the businesses divested during the nine months ended September 30, 2018.

During the three and nine months ended September 30, 2018, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$28,933	$69,897

Transaction price allocated to the remaining performance obligations

Under the guidance of Topic 606, the following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2018	2019	2020	Total
Tech-focused	$27,991	$27,872	$562	$56,425

Contract acquisition costs

In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As allowed for by the practical expedient, the Company is using a portfolio approach for contract acquisition costs, which allows the new revenue guidance to be applied to a portfolio of contracts with similar characteristics. As a result, the Company has applied the portfolio approach to new business contracts and recurring or remaining business contracts. The Company reasonably expects that the effects of applying the portfolio approach would not differ materially from applying Topic 606 at the individual contract level. As of January 1, 2018, the date we adopted Topic 606, we capitalized $6.1 million in contract acquisition costs related to contracts that were not completed. The cumulative effect for contract acquisition costs was computed based on contracts in force as of December 31, 2017 using the average commission rates on both new business sales contracts, to be amortized over approximately two years, and the remaining sales contracts to be amortized over approximately one year. For costs incurred to obtain new business sales contracts, we will record these costs over an average customer life, which was determined using customer renewal rates; for the remaining sales contracts, we will record these costs over the weighted average contract term. For the three and nine months ended September 30, 2018, the Company recorded $2.7 million and $7.5 million of expense, respectively, related to the amortization of contract acquisition costs and there was no impairment loss incurred. During the three and nine months ended September 30, 2018, $0.3 million and $1.2 million of contract acquisition costs were removed, respectively, due to the sale of BioSpace and RigLogix in the first quarter of 2018, the sale of Hcareers in the second quarter of 2018, and the transfer of majority ownership of the remaining Rigzone business to Rigzone management in the third quarter of 2018.

In accordance with Topic 606, the impact of adoption to our condensed consolidated statements of operations was as follows:

	Three Months Ended September 30, 2018
(in thousands, except per share amounts)	As Reported	Balance Without Adoption of Topic 606	Effect of Change- Higher (Lower)

Revenues	$38,917	$38,917	$—
Operating expenses	$37,085	$36,914	$171
Loss on sale of business	$(365)	$(63)	$302
Operating income	$1,467	$1,940	$(473)
Net income	$930	$1,285	$(355)

Basic earnings per share	$0.02	$0.03	$(0.01)
Diluted earnings per share	$0.02	$0.03	$(0.01)

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2018
(in thousands, except per share amounts)	As Reported	Balance Without Adoption of Topic 606	Effect of Change- Higher (Lower)

Revenues	$123,583	$123,545	$38
Operating expenses	$117,632	$119,058	$(1,426)
Gain on sale of businesses	$3,435	$4,634	$(1,199)
Operating income	$9,386	$9,121	$265
Net income	$4,228	$4,029	$199

Basic earnings per share	$0.09	$0.08	$0.01
Diluted earnings per share	$0.09	$0.08	$0.01

In accordance with Topic 606, the impact of adoption to our condensed consolidated balance sheets was as follows:

	As of September 30, 2018
(in thousands)	As Reported	Balance Without Adoption of Topic 606	Effect of Change-Higher (Lower)

ASSETS
Capitalized contract costs	$6,313	$—	$6,313
Total assets	$251,405	$245,092	$6,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Deferred revenue	$55,057	$55,095	$(38)
Deferred income taxes	$9,667	$8,001	$1,666
Total liabilities	$107,469	$105,841	$1,628
Stockholders equity
Accumulated earnings	$68,490	$63,805	$4,685
Total stockholders' equity	$143,936	$139,251	$4,685
Total liabilities & stockholders' equity	$251,405	$245,092	$6,313

In accordance with Topic 606, the impact of adoption to our condensed consolidated statements of cash flows was as follows:

	Nine Months Ended September 30, 2018
	As Reported	Balance Without Adoption of Topic 606	Effect of Change-Higher (Lower)
Cash flows from operating activities:
Net income	$4,228	$4,029	$199
Adjustments to reconcile net income to net cash flows from operating activities:
Deferred income taxes	$1,830	$1,603	$227
Gain on sale of businesses, net	$(3,435)	$(4,634)	$1,199
Capitalized contract costs	$(1,587)	$—	$(1,587)
Deferred revenue	$(18,622)	$(18,584)	$(38)
Net cash flows from operating activities	$8,690	$8,690	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. SALE OF BUSINESSES
The Company transferred a majority ownership of the Rigzone business to Rigzone management on August 31, 2018. The Company retained a 40% common share interest in Rigzone. The Company incurred approximately $0.4 million in selling costs and recognized a $0.4 million loss on sale in the third quarter of 2018.
The Company sold the Hcareers business on May 22, 2018 for $16.5 million and incurred approximately $1.5 million in selling costs, with $1.7 million of the purchase price placed in escrow (recorded in prepaid and other current assets), to be released twelve months after the closing date, subject to the terms and conditions of the transaction agreement, including certain contingencies. Additionally, the Company recorded a receivable of $0.2 million (recorded in prepaid and other current assets) related to working capital to be released four months after the closing date, subject to the terms and conditions of the transaction agreement. As of September 30, 2018, working capital had not been finalized. Net cash proceeds of $14.0 million were received on the date of sale of Hcareers. As a result of the sale, a $0.8 million loss was recognized in the second quarter of 2018.
The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 for $4.2 million and incurred approximately $0.6 million in selling costs. $0.4 million of the purchase price was placed in escrow (recorded in prepaid and other current assets) and will be released twelve months after the closing date, subject to the terms and conditions of the transaction agreement. As a result of the sale, a $4.6 million gain was recognized in the first quarter of 2018. The gain on sale exceeded net proceeds as liabilities transferred in the transaction exceeded assets, primarily due to deferred revenues of $1.2 million.
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
6. INVESTMENTS

During 2017, the Company purchased preferred stock representing an additional 2.3% interest in the fully diluted shares of a leading tech skills assessment company for $0.5 million, which brought the Company's total interest to 10.0%. As of September 30, 2018, it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment is

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

carried at its original cost of $2.0 million, which is included in the other assets section of the Condensed Consolidated Balance Sheets.

On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management with zero proceeds received from the transfer. The Company retained a 20% preferred share interest in the BioSpace business. The fair value of the investment was estimated to be zero at the time of the transfer. As of September 30, 2018, it was not practicable to estimate the fair value of the preferred stock investment as the shares are not traded. The investment is recorded at cost, which is zero. Upon a liquidation, sale or change in control of BioSpace within five years of January 31, 2018, the Company has the right to the first $1.0 million of proceeds or the option to convert its 20% preferred stock interest to a 20% common stock interest.  On January 31, 2023, the 20% preferred share interest will convert to a 20% common share interest.

On August 31, 2018, the Company transferred a majority ownership of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company has agreed to provide $0.4 million of funding to the Rigzone business, which is recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets. The Company has no further funding requirements to the Rigzone business. The Company has evaluated the 40% common share interest in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. The investment is recorded at cost, which was zero at September 30, 2018.

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen.

7.  ACQUIRED INTANGIBLE ASSETS, NET
As a result of the sale of Hcareers (sold May 22, 2018), the Company disposed of all its remaining unamortized acquired intangible assets. Acquired intangible assets disposed of in conjunction with the sale had costs of $12.9 million and accumulated amortization of $6.7 million. Therefore, as of September 30, 2018, the net value of all finite-lived assets was zero.
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
As of September 30, 2018, the Company had an indefinite-lived asset of $39.0 million related to the Dice trademark and brand name. The Company evaluates the indefinite-lived asset for impairment on an annual basis. No impairment has been recorded during the three or nine month periods ended September 30, 2018. The Company is currently performing its annual impairment testing analysis as of October 1, 2018.

We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2017 resulted in the fair value of the Dice trademark and brand name exceeding the carrying value by 4%.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues attributable to the Dice trademarks and brand name have declined due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market, and the Company’s ability to attribute value delivered to customers. Revenues related to the Dice trademark and brand name, excluding Dice Europe, which ceased operations on August 31, 2018, declined 13% and 5% for the years ended December 31, 2017 and 2016, respectively. As of September 30, 2018, revenue projections for the year ending December 31, 2018 include a 7% decline, demonstrating anticipated improvement to the rate of decline experienced in the year ended December 31, 2017. The rate of revenue decline during the year ending December 31, 2018 has consistently decreased with the first quarter declining 11%, the second quarter declining 8%, the third quarter declining 6%, and the fourth quarter projected to decline approximately 4%.  Projections for the year ending December 31, 2019 are expected to decline approximately 1% and then grow in the subsequent years. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Projected future cash flows attributable to the Dice trademark and brand name declined as a result of the lower projected revenue, as well as increased spending focused on new and enhanced products and marketing campaigns. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs in the projections are expected to remain approximately consistent for the year ending December 31, 2018 as compared to the year ended December 31, 2017 and then increase at levels that allow for modest operating margin improvements. The Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 5.0%.

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

8.    INDEBTEDNESS
Credit Agreement—The Company, together with Dice, Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), maintains an Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in November 2020. The Credit Agreement, when entered into during November 2015, provided for a revolving loan facility of $250.0 million, which was subsequently reduced to $150.0 million in August 2017, as permitted under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 3.0 to 1.0. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2018, the Company was in compliance with all of the financial covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by two of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc. and Targeted Job Fairs, Inc. and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts borrowed as of September 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Amounts borrowed:
Revolving credit facility	$17,000	$42,000
Less: deferred financing costs, net of accumulated amortization of $1,674 and $1,529	(404)	(550)
Total borrowed	$16,596	$41,450

Available to be borrowed under revolving facility, subject to certain limitations	$133,000	$108,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	2.25%
Actual interest rates	3.88%	3.88%
There are no scheduled payments until maturity of the Credit Agreement in November 2020.

9.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2026. Future minimum lease payments under non-cancellable operating leases as of September 30, 2018 are as follows (in thousands):

October 1, 2018 through December 31, 2018	$1,013
2019	3,646
2020	3,078
2021	2,512
2022	2,231
2023 and thereafter	6,543
Total minimum payments	$19,023
Rent expense was $0.7 million and $3.0 million for the three and nine month periods ended September 30, 2018, respectively, and $1.2 million and $3.6 million for the three and nine month periods ended September 30, 2017, respectively, and is included in General and Administrative expense in the Condensed Consolidated Statements of Operations.
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
During the first quarter of 2018, the Company recorded a $1.0 million liability related to a class action lawsuit regarding the applicability of provisions of the Fair Credit Reporting Act (the "FCRA") to one of our products. The recorded liability reflects a tentative settlement, which upon execution and final approval by the court, will resolve all remaining claims subject to the lawsuit. The lawsuit was brought by Ian Douglas, individually, as a representative of the class and on behalf of the general public, against DHI Group, Inc. and Dice Inc. asserting six claims under the FCRA that the Company’s Open Web profiles are “consumer reports” and Dice is a “consumer reporting agency” under the FCRA, including claims pursuant to the private right of action in 15 U.S.C. Section 1681n for alleged willful violations of the FCRA. The action was originally filed in a federal district court on July 26, 2017, but as a part of the settlement process, the action has been re-filed and is pending in the Superior Court of Santa Clara County, California (Case No. 18CV331732).

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
During the quarter ended September 30, 2018 purchases of the Company's common stock pursuant to the Stock Repurchase Plan was as follows:

Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
347,280	$2.08	$714,642	$6,183,521
During the nine month period ended September 30, 2018, purchases of the Company's common stock pursuant to the Stock Repurchase Plan was as follows:

Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
402,297	$1.79	$808,433	$6,183,521
There were 10,500 unsettled share repurchases as of September 30, 2018.
Unclaimed Shareholder Liability - Prior to the third quarter of 2018, other long-term liabilities included $1.0 million due to former shareholders of the Company under a Joint Plan of Reorganization that was agreed to by the Company and two of its creditors, and confirmed by the U.S. Bankruptcy Court of the Southern District Court of New York on June 24, 2003.  During the three-month period ending September 30, 2018, the Company concluded the amounts owed were no longer due and payable and further, the amounts owed represent additional equity of the Company.  Accordingly, the Company reclassified $1.0 million from other long-term liabilities to additional paid-in capital during the quarter.

11.    DISPOSITION RELATED AND OTHER COSTS
In May 2017, the Company announced plans to divest a number of its non-tech businesses to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures include: Health eCareers (sold December 4, 2017), BioSpace (transferred majority ownership to BioSpace management on January 31, 2018), Hcareers (sold May 22, 2018), and Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). Additionally, the Company ceased the Dice Europe operations on August 31, 2018. In connection with the planned divestitures and focus on the tech business, the Company incurred certain severance, reorganization, and other related costs to further these strategic objectives.
The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

Three Months Ended September 30, 2018	Accrual at June 30, 2018	Expense	Cash Payments	Accrual at September 30, 2018
Severance and retention	$1,522	$932	$(711)	$1,743
Professional fees and other costs	451	508	(557)	402
Lease exit costs	259	645	(308)	596
Total disposition related and other costs	$2,232	$2,085	$(1,576)	$2,741

Nine Months Ended September 30, 2018	Accrual at December 31, 2017	Expense	Cash Payments	Non-cash Impairment	Accrual at September 30, 2018
Severance and retention	$1,237	$2,702	$(2,196)	$—	$1,743
Professional fees and other costs	825	1,440	(1,863)	—	402
Lease exit and related asset impairment	—	1,072	(308)	(168)	596
Total disposition related and other costs	$2,062	$5,214	$(4,367)	$(168)	$2,741

Three Months Ended September 30, 2017	Accrual at June 30, 2017	Expense	Cash Payments	Accrual at September 30, 2017
Severance and retention	$853	$676	$(844)	$685
Professional fees and other costs	70	373	(179)	264
Total disposition related and other costs	$923	$1,049	$(1,023)	$949

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017	Accrual at December 31, 2016	Expense	Cash Payments	Accrual at September 30, 2017
Severance and retention	$—	$1,793	$(1,108)	$685
Professional fees and other costs	—	443	(179)	264
Total disposition related and other costs	$—	$2,236	$(1,287)	$949
12.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors. Beginning January 1, 2017, as a result of ASU No. 2016-09, the Company recorded expense based upon the number of awards outstanding with no estimate for forfeitures, which are recorded as they occur.
The Company recorded total stock based compensation expense of $1.3 million and $5.4 million during the three and nine month periods ended September 30, 2018, respectively, and $1.7 million and $6.3 million during the three and nine month periods ended September 30, 2017, respectively. At September 30, 2018, there was $8.9 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
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
A summary of the status of restricted stock awards as of September 30, 2018 and 2017 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	4,896,447	$2.48	2,417,300	$6.38
Granted	7,440	$2.05	38,000	$2.80
Forfeited	(180,000)	$3.63	(183,375)	$6.71
Vested	(118,690)	$2.92	(35,125)	$8.93
Non-vested at end of period	4,605,197	$2.41	2,236,800	$6.25

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,393,257	$5.48	2,226,375	$7.87
Granted	3,770,440	$1.68	1,262,500	$4.72
Forfeited	(350,375)	$4.25	(438,000)	$6.87
Vested	(1,208,125)	$5.73	(814,075)	$7.98
Non-vested at end of period	4,605,197	$2.41	2,236,800	$6.25
PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are part of the compensation plan for services provided by the employees. The expense related to the PSUs is recorded over the vesting period. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of initial grant less shares vested in performance periods one and two. There was no cash flow impact resulting from the grants. There were no PSUs granted during the nine months ended September 30, 2018.
The fair value of PSUs granted during the nine months ended September 30, 2017 is measured using the Monte Carlo pricing model using the following assumptions:

Weighted average fair value of PSUs granted	$5.38
Dividend yield of DHI Group, Inc. stock	—%
Dividend yield of Russell 2000 Index	1.4%
Risk free interest rate	1.5%
Volatility of DHI Group, Inc. stock	41.0%
Volatility of Russell 2000 Index	16.7%
A summary of the status of PSUs as of September 30, 2018 and 2017 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	505,000	$6.24	890,838	$6.92
Forfeited	—	$—	(84,167)	$6.86
Non-vested at end of period	505,000	$6.24	806,671	$6.93

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	760,003	$6.92	580,004	$8.02
Granted	—	$—	397,500	$5.38
Forfeited	(255,003)	$8.27	(170,833)	$7.04
Non-vested at end of period	505,000	$6.24	806,671	$6.93
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the nine months ended September 30, 2018 and 2017.
A summary of the status of options previously granted as of September 30, 2018 and 2017, and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	807,562	$8.67	$—
Forfeited	(472,187)	$8.90	$—
Options outstanding at end of period	335,375	$8.35	$—
Exercisable at end of period	334,125	$8.35	$—

	Three Months Ended September 30, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,273,088	$9.29	$—
Forfeited	(136,875)	$9.42	$—
Options outstanding at end of period	1,136,213	$9.28	$—

	Nine Months Ended September 30, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,101,875	$9.28	$—
Forfeited	(766,500)	$9.68	$—
Options outstanding at end of period	335,375	$8.35	$—
Exercisable at end of period	334,125	$8.35	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,779,613	$8.46	$50,869
Exercised	(66,188)	$6.08	$12,821
Forfeited	(577,212)	$7.14	$—
Options outstanding at end of period	1,136,213	$9.28	$—
Exercisable at end of period	1,086,743	$9.36	$—

The weighted-average remaining contractual term of options exercisable at September 30, 2018 is 1.8 years. The following table summarizes information about options outstanding as of September 30, 2018:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 7.00 - $ 7.99	157,375	2.4	157,375
$ 8.00 - $ 8.99	98,000	1.1	96,750
$ 9.00 - $ 9.99	80,000	1.4	80,000
	335,375		334,125
13.    SEGMENT INFORMATION
The Company previously had two reportable segments which was reduced to one reportable segment when Health eCareers (Healthcare reportable segment) was sold on December 4, 2017. The remaining Tech-focused reportable segment includes the Dice, Dice Europe (ceased operations on August 31, 2018), ClearanceJobs, eFinancialCareers (formerly in the Global Industry Group segment), and Brightmatter (absorbed into Tech-focused in the third quarter of 2017 and formerly in Corporate & Other) services. Management has organized its reportable segment based upon our internal management reporting.
The Company has other services and activities that individually are not significant in relation to consolidated revenues, operating income or total assets. These include Hcareers (sold May 22, 2018), Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), Biospace (majority ownership transferred to BioSpace management on January 31, 2018) (each formerly in the Global Industry Group segment) and getTalent services (discontinued in the third quarter of 2017), which were recorded in the "Corporate & Other" category, along with corporate-related costs which are not considered in a segment.
The Company’s foreign operations are comprised of the Dice Europe (ceased operations on August 31, 2018) operations and a portion of the eFinancialCareers and Rigzone services (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), which operate in Europe, the financial centers of the gulf region of the Middle East, and Asia Pacific. The Company’s foreign operations also include Hcareers (sold May 22, 2018), which operated in Canada. Revenue by geographic region, as shown in the table below, is based on the location of each of the Company’s subsidiaries.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information (in thousands and recast for the change in reportable segments):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
By Segment:
Revenues:
Tech-focused	$37,986	$39,814	$114,271	$118,638
Healthcare	—	6,462	—	19,741
Corporate & Other	931	6,148	9,312	18,635
Total revenues	$38,917	$52,424	$123,583	$157,014

Depreciation:
Tech-focused	$2,481	$1,789	$6,832	$5,144
Healthcare	—	406	—	1,451
Corporate & Other	59	381	323	1,108
Total depreciation	$2,540	$2,576	$7,155	$7,703

Amortization:
Tech-focused	$—	$28	$—	$108
Healthcare	—	162	—	487
Corporate & Other	—	364	482	1,091
Total amortization	$—	$554	$482	$1,686

Operating income (loss):
Tech-focused	$6,313	$9,485	$19,726	$30,700
Healthcare	—	(187)	—	(1,279)
Corporate & Other	(4,846)	(6,760)	(10,340)	(18,586)
Operating income	1,467	2,538	9,386	10,835
Interest expense	(335)	(1,173)	(1,370)	(2,777)
Other expense	(9)	(3)	(42)	(10)
Income before income taxes	$1,123	$1,362	$7,974	$8,048

Capital expenditures:
Tech-focused	$2,363	$1,931	$6,539	$7,544
Healthcare	—	366	—	996
Corporate & Other	41	248	221	1,813
Total capital expenditures	$2,404	$2,545	$6,760	$10,353

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
By Geography:
Revenues:
United States	$30,468	$38,869	$90,673	$117,026
United Kingdom	3,626	4,541	12,517	13,886
EMEA, APAC and Canada (1)	4,823	9,014	20,393	26,102
Non-United States	8,449	13,555	32,910	39,988
Total revenues	$38,917	$52,424	$123,583	$157,014

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2018	December 31, 2017
Total assets:
Tech-focused	$239,261	$266,390
Corporate & Other	12,144	29,328
Total assets	$251,405	$295,718

The following table shows the carrying amount of goodwill by segment as of December 31, 2017 and September 30, 2018 and the changes in goodwill for the nine month period ended September 30, 2018 (in thousands):

	Tech-focused	Corporate & Other	Total
Goodwill at December 31, 2017	$157,477	$13,314	$170,791
Foreign currency translation adjustment	(2,129)	—	(2,129)
Sale of business	—	(13,314)	(13,314)
Goodwill at September 30, 2018	$155,348	$—	$155,348

The Company is currently performing its annual impairment testing analysis as of October 1, 2018. The fair value of the Tech-focused reporting unit was not substantially in excess of the carrying value as of the most recent annual impairment testing date of October 1, 2017. The percentage by which the estimated fair value exceeded the carrying value for the Tech-focused reporting unit was 1%. Revenue projections for the Tech-focused reporting unit have declined due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market, the Company’s ability to attribute value delivered to customers, and continued uncertainty around Brexit. Additionally, the Company ceased operations for Dice Europe on August 31, 2018. Tech-focused revenues excluding Dice Europe, declined 7% and 4% for the years ended December 31, 2017 and 2016, respectively. Revenue projections for the year ended December 31, 2018 include a 1% decline, demonstrating an anticipated modest improvement to the rate of decline experienced in the year ended December 31, 2017, and is expected to grow revenue for the year ended December 31, 2019. The Company’s ability to achieve these projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs in the projections are expected to remain approximately consistent for the year ending December 31, 2018 as compared to the year ended December 31, 2017 and then increase at levels that allow for modest operating margin improvements.

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

During the second quarter of 2018, continuing the Company’s Tech-focused strategy of targeting and investing in areas of growth for the Tech-focused business, the Company announced its intention to terminate the Dice Europe offering.  Dice Europe represented 4% and 3% of the Tech-focused revenues for the year ended December 31, 2017 and the nine months ended September 30, 2018, respectively. The impact of closing the Dice Europe offering did not have a material impact on the projected financial results of the Tech-focused business.

Results for the Tech-focused reporting unit since October 1, 2017 and estimated future results as of September 30, 2018 are consistent or slightly improved compared to the projections used in the October 1, 2017 analysis. Additionally, the Tax Cuts and Jobs Act, as described in Note 15, reduced the U.S. statutory federal tax rate from 35% to 21%, thereby increasing the reporting unit's projected cash flows and the percentage by which the estimated fair value exceeded the carrying value of the reporting unit. As a result, the Company believes it is not more likely than not that the fair value of the reporting units is less than the carrying value as of September 30, 2018. Therefore, no interim impairment testing was performed as of September 30, 2018.

The amount of goodwill as of September 30, 2018 allocated to the Tech-focused reporting unit was $155.3 million. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results. The discount rate applied for the Tech-focused

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reporting unit was 12.9% as of the October 1, 2017 testing date. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future. If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.

14.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Stock-based awards of approximately 1.5 million and 2.1 million were outstanding during the three and nine month periods ended September 30, 2018, respectively, and approximately 3.0 million and 3.3 million shares were outstanding during the three and nine month periods ended September 30, 2017, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the effect of the awards is anti-dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$930	$1,058	$4,228	$4,220

Weighted-average shares outstanding—basic	48,780	48,021	48,589	47,858
Add shares issuable from stock-based awards	1,610	481	1,118	539
Weighted-average shares outstanding—diluted	50,390	48,502	49,707	48,397

Basic earnings per share	$0.02	$0.02	$0.09	$0.09
Diluted earnings per share	$0.02	$0.02	$0.09	$0.09

15. INCOME TAXES

The Company’s effective tax rate was 17% and 47% for the three and nine months ended September 30, 2018, respectively, and 22% and 48% for the three and nine months ended September 30, 2017, respectively.  The following items caused the effective tax rate to differ from the U.S. federal statutory rate:

•	Tax deficiency of $0.5 million and $2.2 million during the three and nine months ended September 30, 2018, respectively, related to the vesting or settlement of share-based compensation awards.

•	Tax benefit of $1.0 million and $0.7 million during the three and nine months ended September 30, 2018, respectively, related to the sale of businesses.

•	Tax expense of $0.4 million during the three and nine months ended September 30, 2018 related to the transition tax on the deemed repatriation of foreign earnings.

•	Tax deficiency of $0.1 million and $0.9 million during the three and nine months ended September 30, 2017, respectively, related to the vesting or settlement of share-based compensation awards.

•	Tax benefit of $0.2 million and $0.1 million during the three and nine months ended September 30, 2017, respectively, related to a change in the valuation allowance for U.S. foreign tax credits.

H.R.1, commonly known as the Tax Cuts and Jobs Act (“TCJA”), was signed into law in December 2017 and made significant changes to the Internal Revenue Code. Changes included a reduction in the U.S. statutory federal tax rate from 35% to 21%; the transition of U.S. international taxation from a worldwide tax system to a territorial system; a one-time transition tax on the deemed repatriation of undistributed earnings from foreign subsidiaries; and a tax on global intangible low-taxed income earned by foreign subsidiaries.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2017, the Company applied the guidance of SAB 118 and recorded a provisional decrease of $3.3 million in its deferred tax liabilities to reflect the new U.S. statutory tax rate of 21%; and recorded a liability of $3.0 million less tax credits of $1.4 million for a $1.6 million provisional estimate of the one-time transition tax on the deemed repatriation of foreign earnings.

In the three months ended March 31, 2018, the Company completed its analysis of the impact of the TCJA on its deferred tax liabilities without any additional adjustments to the liabilities. In the three months ended September 30, 2018, the Company made a provisional adjustment to its transition tax on deemed repatriation. On the basis of revised foreign earnings computations that were updated during the reporting period, as well as additional guidance issued by the U.S. tax authorities, the Company recognized a measurement-period adjustment which increased the transition tax liability to $2.0 million, resulting in tax expense of $0.4 million. The Company is continuing its analysis of the transition tax computation, including the review of any further guidance issued by the U.S. tax authorities and expects to finalize its accounting within the measurement period provided by SAB 118.

Because of the transition tax on deemed repatriation, the Company was subject to tax in 2017 on the entire amount of its previously undistributed earnings from foreign subsidiaries. Beginning in 2018, the TCJA generally provides a 100% deduction for U.S. federal tax purposes of dividends received by the Company from its foreign subsidiaries. However, the Company is currently evaluating the potential foreign and U.S. state tax liabilities that would result from future repatriations, if any, and how the TCJA will affect the Company's existing accounting position with regard to the indefinite reinvestment of undistributed foreign earnings. The Company expects to complete this evaluation, implement proper internal controls and determine the impact which the legislation may have on its indefinite reinvestment assertion within the measurement period provided by SAB 118.

The TCJA established new tax rules designed to tax U.S. companies on global intangible low-taxed income (GILTI) earned by foreign subsidiaries.  Companies can make an accounting policy election either to recognize deferred taxes for temporary basis differences related to GILTI; or to recognize tax expense as a current period cost in the period when the tax related to GILTI is incurred. The Company has elected to treat any potential GILTI tax as a current period cost. The Company has recorded an estimate of GILTI, which increased tax expense for the nine months ended September 30, 2018 by $0.3 million. There was no impact to the three months ended September 30, 2018. The Company is continuing to evaluate the impact of GILTI and expects to complete this evaluation and determine the impact which the legislation may have within the measurement period provided by SAB 118.

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
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the uncertainty surrounding the UK’s future departure from the European Union (“EU”), including uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Overview
We are a leading provider of data, insights and employment connections through our specialized services for professional communities including the following industry groups: technology, security clearance, energy, and financial services. The Company exited the energy industry with the transfer of majority ownership of the remaining Rigzone business on August 31, 2018. Our mission is to empower professionals and organizations to compete and win through specialized insights and relevant employment connections. Employers and recruiters use our websites and services to source and hire the most qualified professionals in select and highly-skilled occupations, while professionals use our websites and services to find the best employment opportunities in, and the most timely news and information about, their respective areas of expertise.
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
Through our predecessors, we have been in the recruiting and career development business for more than 25 years. Based on our operating structure, we have identified one reportable segment as follows:

•
Tech-focused— Dice, Dice Europe (ceased operations on August 31, 2018), ClearanceJobs, eFinancialCareers, Brightmatter excluding getTalent (absorbed into Tech-focused in the third quarter of 2017 and formerly in Corporate & Other) services.

The Company's reportable segments were reduced to one reportable segment when Health eCareers (Healthcare reportable segment) was sold on December 4, 2017.
Dice, Dice Europe (ceased operations August 31, 2018), ClearanceJobs, and eFinancialCareers are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands.
We have other services and activities that individually are not a significant portion of consolidated revenues, operating income or total assets. These include Hospitality (sold May 22, 2018), Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), BioSpace (transferred majority ownership to BioSpace management on January 31, 2018) and getTalent services (discontinued in the third quarter of 2017), which are reported in the "Corporate & Other" category, along with corporate-related costs, which are not considered a segment.

Recent Developments

The Company completed the divestiture process of its non-tech businesses with the transfer of majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018. As a result of the divestiture, the Company recorded a $0.4 million loss for the three months ended September 30, 2018.

The Company ceased the Dice Europe operations effective August 31, 2018 to focus efforts on eFinancialCareers, where the Company has a strong competitive opportunity to serve professionals in the financial services industry globally.
Our Revenues and Expenses
We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Tech-focused segment sells recruitment packages that can include access to our databases of resumes and job posting capabilities. Our Healthcare segment (sold December 4, 2017) as well as Hcareers (sold May 22, 2018 and included in Corporate & Other) sold job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At September 30, 2018 and 2017, Dice had approximately 6,200 and 6,600 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer increased from $1,108 and $1,109 for the three and nine months ended September 30, 2017, respectively, to $1,125 and $1,116 for the three and nine months ended September 30, 2018, respectively. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $56.4 million at September 30, 2018 and $83.6 million at December 31, 2017. The reduction in deferred revenue is primarily due to the sale of RigLogix, BioSpace, Hcareers, and Rigzone, which comprise approximately $8.4 million of the decline, and increased flexibility in the Company's billing terms to customers to bring them in line with market standards.
We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.
The Company’s revenues declined $13.5 million, or 26%, for the three months ended September 30, 2018 compared to the same period of the prior year. Of the decline, $11.7 million, or 22%, is primarily related to divested businesses. The Tech-focused segment declined $1.8 million, or 5%, compared to the third quarter of 2017. The decline was primarily driven by Dice Europe (ceased operations on August 31, 2018), which declined $1.4 million. ClearanceJobs growth of 22%, was offset by a 6% decline at Dice due to many factors including competition and evolution in the digital recruitment market. Our business continues to be challenged by attribution, which reflects our ability to receive the proper credit for value delivered to customers based on our customers’ internal tracking systems, contributing to lower renewal rates in recruitment packages. For eFinancialCareers, revenues increased 2% over the same period of the prior year.
The Company continues to evolve and present new products and features to attract and engage qualified professionals and match them with employers, such as the Dice Talent Search, MyDiceHome, Dice Salary Predictor, eFC Job Search Platform, and Lengo. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new recruitment package customers and advertisers while retaining a high proportion of the businesses we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the innovative products noted above.
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

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2018	2017
	(in thousands, except percentages)
Tech-focused
Dice (1)	$23,715	$25,237	$(1,522)	(6)%
eFinancialCareers	8,388	8,232	156	2%
ClearanceJobs	5,422	4,460	962	22%
Dice Europe	461	1,885	(1,424)	(76)%
Tech-focused	37,986	39,814	(1,828)	(5)%

Healthcare	—	6,462	(6,462)	n.m.
Corporate & Other
Hcareers	—	3,519	(3,519)	(100)%
Rigzone	931	1,869	(938)	(50)%
BioSpace	—	746	(746)	n.m.
getTalent	—	14	(14)	n.m.
Corporate and Other	931	6,148	(5,217)	(85)%
Total revenues	$38,917	$52,424	$(13,507)	(26)%
(1) Includes Dice U.S. and Targeted Job Fairs
We experienced a decrease in revenue in the Tech-focused segment of $1.8 million, or 5%. Revenue at Dice decreased by $1.5 million compared to the same period in 2017, primarily due to the decline in recruitment package customer count in the U.S. from 6,600 at September 30, 2017 to 6,200 at September 30, 2018 because of competition. Revenues for ClearanceJobs increased by $1.0 million, or 22%, for the three months ended September 30, 2018 as compared to the same period in 2017, primarily driven by increased volume and pricing supported by favorable market conditions and high demand for professionals with government clearance. eFinancialCareers revenue increased by $0.2 million, or 2%, as compared to the same period in 2017. Dice Europe declined $1.4 million due to its closure on August 31, 2018. Foreign exchange did not have a material impact on the comparison year over year.
The Healthcare segment revenue decreased $6.5 million due to the sale of Health eCareers on December 4, 2017. Revenues for Corporate & Other decreased $5.2 million, or 85%, primarily due to the transfer of ownership of BioSpace on January 31, 2018, the sale of the RigLogix portion of the Rigzone business on February 20, 2018, the transfer of majority ownership of the remaining Rigzone business on August 31, 2018, and the sale of Hcareers on May 22, 2018.
Cost of Revenues

	Three Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Cost of revenues	$4,424	$7,616	$(3,192)	(42)%
Percentage of revenues	11.4%	14.5%

Cost of revenues decreased $3.2 million, or 42%, as the Healthcare segment decreased $2.2 million due to the sale of Health eCareers on December 4, 2017. In Corporate & Other, the divested businesses accounted for $0.9 million of the decrease.
Product Development Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Product development	$5,219	$6,423	$(1,204)	(19)%
Percentage of revenues	13.4%	12.3%

Product development expenses decreased $1.2 million, or 19%. Corporate & Other decreased $0.8 million, due to the divested businesses in 2018 and the discontinuation of getTalent in the third quarter of 2017. The Healthcare segment decreased $0.5 million due to the sale of Health eCareers on December 4, 2017.
Sales and Marketing Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Sales and marketing	$13,974	$19,988	$(6,014)	(30)%
Percentage of revenues	35.9%	38.1%

Sales and marketing expenses decreased $6.0 million, or 30%. The Healthcare segment decreased $2.4 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased $2.3 million due to the divested businesses. Tech-focused decreased $1.3 million, primarily due to a decrease in discretionary marketing spend.
General and Administrative Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
General and administrative	$8,843	$9,454	$(611)	(6)%
Percentage of revenues	22.7%	18.0%

General and administrative expenses decreased $0.6 million, or 6%. The Healthcare segment decreased $0.7 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased $1.2 million, of which $0.6 million was related to the divested businesses, $0.5 million was due to lower stock based compensation, and $0.2 million was due to lower rent expense. Tech-focused increased by $1.3 million, of which $0.9 million was due to increased professional fees and $0.2 million was due to higher stock based compensation expense.
Depreciation

	Three Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Depreciation	$2,540	$2,576	$(36)	(1)%
Percentage of revenues	6.5%	4.9%
Depreciation was approximately flat compared to the same period in 2017. The Healthcare segment decreased $0.4 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased $0.3 million, primarily from the discontinuation of getTalent in the third quarter of 2017. These decreases were partially offset by an increase in the Tech-focused segment of $0.7 million in connection with the development and release of new products and features.
Amortization of Intangible Assets

	Three Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Amortization	$—	$554	$(554)	(100)%
Percentage of revenues	—%	1.1%

Amortization expense decreased due to certain intangible assets at the Tech-focused segment and at Corporate & Other becoming fully amortized during the year ended December 31, 2017 and the removal of intangible assets related to the divested businesses.

Disposition Related and Other Costs

	Three Months Ended September 30,		Increase	Percent Change
	2018	2017
	(in thousands, except percentages)
Disposition related and other costs	$2,085	$1,049	$1,036	n.m.
Percentage of revenues	5.4%	2.0%
The disposition related and other costs, as described in Note 11 to the Condensed Consolidated Financial Statements, of $2.1 million in 2018 are primarily due to the divestitures and focus on the tech business, which incurred certain severance, reorganization, and other related costs to further these strategic objectives.
The disposition related and other costs of $1.1 million in 2017 are primarily due to severance and other related costs in connection with the divestiture process and the reorganization to the tech-focused strategy.
Operating Income
Operating income for the three months ended September 30, 2018 was $1.5 million, a margin of 3.8%, compared to $2.5 million, a margin of 4.8%, for the same period in 2017, a decrease of $1.1 million. The decreased operating income and margin are primarily due to the loss on sale of Rigzone of $0.4 million in 2018 and the increase in disposition related costs in connection with the current divestiture process and the continuation of the Company's tech-focused strategy.
Interest Expense

	Three Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Interest expense	$335	$1,173	$(838)	(71)%
Percentage of revenues	0.9%	2.2%
Interest expense for the three months ended September 30, 2018 decreased due to the lower weighted-average debt outstanding during the three months ended September 30, 2018, partially offset by higher average interest rates.
Income Taxes

	Three Months Ended September 30,
	2018	2017
	(in thousands, except percentages)
Income before income taxes	$1,123	$1,362
Income tax expense	193	304
Effective tax rate	17.2%	22.3%

Our effective tax rate of 17% for the three months ended September 30, 2018 was lower than the 21% U.S. federal statutory rate mainly due to a $1.0 million tax benefit on losses related to the divestiture of businesses, partially offset by a tax deficiency related to the vesting or settlement of share-based compensation awards and tax expense related to the SAB 118 measurement-period adjustment of the transition tax on deemed repatriation.  The tax rate of 22% for the three months ended September 30, 2017 was lower than the 35% U.S. federal statutory rate due to a tax benefit from a decrease in the valuation allowance related to U.S. foreign tax credits.
Earnings per Share
Diluted earnings per share was $0.02 for the three month periods ended September 30, 2018 and 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2018	2017
	(in thousands, except percentages)
Tech-focused
Dice (1)	$70,486	$76,541	$(6,055)	(8)%
eFinancialCareers	25,418	24,068	1,350	6%
ClearanceJobs	15,359	12,637	2,722	22%
Dice Europe	3,008	5,392	(2,384)	(44)%
Tech-focused	114,271	118,638	(4,367)	(4)%

Healthcare	—	19,741	(19,741)	n.m.
Corporate & Other
Hcareers	5,329	10,880	(5,551)	(51)%
Rigzone	3,771	5,315	(1,544)	(29)%
BioSpace	212	2,365	(2,153)	(91)%
getTalent	—	75	(75)	n.m.
Corporate & Other	9,312	18,635	(9,323)	(50)%
Total revenues	$123,583	$157,014	$(33,431)	(21)%
(1) Includes Dice U.S., Dice Europe, and Targeted Job Fairs
We experienced a decrease in revenue in the Tech-focused segment of $4.4 million, or 4%. Revenue at Dice decreased by $6.1 million compared to the same period in 2017, primarily due to the decline in recruitment package customer count in the U.S. from 6,600 at September 30, 2017 to 6,200 at September 30, 2018. eFinancialCareers revenue increased by $1.4 million compared to the same period in 2017, of which $1.1 million was due to a positive impact of foreign currency exchange. Revenue at ClearanceJobs increased by $2.7 million as compared to the same period in 2017, primarily due to increased volume and pricing supported by favorable market conditions and enhanced product offerings. Dice Europe declined $2.4 million due to its closure on August 31, 2018.
The Healthcare segment decreased by $19.7 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased by $9.3 million, or 50%, primarily due to the divested businesses during 2018 and the discontinuation of getTalent in the third quarter of 2017.
Cost of Revenues

	Nine Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Cost of revenues	$14,330	$22,681	$(8,351)	(37)%
Percentage of revenues	11.6%	14.4%

Cost of revenues decreased $8.4 million, or 37%, as the Healthcare segment decreased $7.0 million as a result of the sale of Health eCareers on December 4, 2017. Corporate & Other cost of revenues decreased $1.2 million primarily due to the divested businesses and the discontinuance of getTalent in the third quarter of 2017. Tech-focused segment decreased $0.2 million.
Product Development Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Product development	$15,811	$19,230	$(3,419)	(18)%
Percentage of revenues	12.8%	12.2%

Product Development expenses decreased $3.4 million, or 18%, as the Healthcare segment decreased $1.9 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased $3.1 million, of which $2.0 million related to divested businesses and $1.1 million was due to the discontinuation of getTalent in the third quarter of 2017. These decreases were partially offset by an increase in the Tech-focused segment of $1.5 million primarily due to compensation related costs as the segment develops new products and features.

Sales and Marketing Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Sales and marketing	$46,628	$59,638	$(13,010)	(22)%
Percentage of revenues	37.7%	38.0%

Sales and marketing expenses decreased $13.0 million, or 22%, as costs decreased $7.3 million in the Healthcare segment as a result of the Health eCareers sale on December 4, 2017. Corporate & Other decreased $5.9 million, of which $5.0 million was related to the divested businesses in 2018, and the remainder primarily due to the discontinuation of getTalent in the third quarter of 2017.
General and Administrative Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
General and administrative	$28,012	$30,779	$(2,767)	(9)%
Percentage of revenues	22.7%	19.6%

General and administrative costs decreased $2.8 million or 9%. The Healthcare segment decreased $2.6 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased $2.6 million, of which $1.2 million was related to the divested businesses in 2018, $1.0 million was due to lower legal and professional fees.

The decreases in the Healthcare segment and Corporate & Other were partially offset by a $2.4 million increase in the Tech-focused segment, which was primarily due to an increase in legal and other professional fees, including our expected settlement of $1.0 million for the Fair Credit Reporting Act lawsuit.
Depreciation

	Nine Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Depreciation	$7,155	$7,703	$(548)	(7)%
Percentage of revenues	5.8%	4.9%
Depreciation expense for the nine months ended September 30, 2018 decreased $0.5 million or 7%. Depreciation in the Healthcare segment decreased $1.5 million due to the sale of Health eCareers on December 4, 2017 and depreciation in Corporate & Other decreased $0.8 million primarily due to the discontinuance of getTalent in the third quarter of 2017. These decreases were partially offset by increased depreciation of $1.7 million in the Tech-focused segment in connection with the development and release of new products and features.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Amortization	$482	$1,686	$(1,204)	(71)%
Percentage of revenues	0.4%	1.1%

Amortization expense decreased by $1.2 million, or 71% due to the divestiture of businesses in the Healthcare segment and Corporate & Other.

Disposition Related and Other Costs

	Nine Months Ended September 30,		Increase	Percent Change
	2018	2017
	(in thousands, except percentages)
Disposition related and other costs	$5,214	$2,236	$2,978	133%
Percentage of revenues	4.2%	1.4%
The disposition related and other costs, as described in Note 11 to the Condensed Consolidated Financial Statements, of $5.2 million in 2018 are primarily due to the divestitures and focus on the tech business, which incurred certain severance, reorganization, and other related costs to further these strategic objectives.
The disposition related and other costs of $2.2 million in 2017 are primarily due to severance and other related costs in connection with the divestiture process and the reorganization to the tech-focused strategy.
Operating Income
Operating income for the nine months ended September 30, 2018 was $9.4 million, for a margin of 7.6%, as compared to $10.8 million, a margin of 6.9%, for the same period in 2017. The percentage margin increase was primarily due to the asset impairment of $2.2 million in 2017 and the gain of $3.4 million recognized on the divested businesses in 2018. This was partially offset by higher legal fees related to the Fair Credit Reporting Act lawsuit, higher disposition costs in 2018 related to divestitures and focus on the tech business, and lower tech-focused revenues in 2018.
Interest Expense

	Nine Months Ended September 30,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Interest expense	$1,370	$2,777	$(1,407)	(51)%
Percentage of revenues	1.1%	1.8%
Interest expense for the nine months ended September 30, 2018 decreased from the same period in 2017 due to lower weighted-average debt outstanding during the nine months ended September 30, 2018, partially offset by higher average interest rates.
Income Taxes

	Nine Months Ended September 30,
	2018	2017
	(in thousands, except percentages)
Income before income taxes	$7,974	$8,048
Income tax expense	3,746	3,828
Effective tax rate	47.0%	47.6%

The excess of our effective tax rate over the U.S. federal statutory rate of 21% in 2018 and 35% in 2017 was caused by tax deficiency of $2.2 million and $0.9 million during the nine months ended September 30, 2018 and 2017, respectively, related to the vesting or settlement of share-based compensation awards. The rate for the nine months ended September 30, 2018 was also impacted by a tax benefit of $0.7 million related to the sale of businesses and tax expense of $0.4 million related to the SAB 118 measurement-period adjustment of the transition tax on deemed repatriation.
Earnings per Share
Diluted earnings per share was $0.09 for both the nine month periods ended September 30, 2018 and 2017.

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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP metric used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. We also use this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock based compensation, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the credit agreement, deferred revenues written off in connection with acquisition purchase accounting adjustments, writeoff of non-cash stock based compensation, severance and retention costs related to dispositions or reorganizations of the Company, losses related to legal claims and fees that are unusual in nature or infrequent, and business interruption insurance proceeds, minus (to the extent included in calculating such net income) non-cash income or gains, and interest income, and any income or gain resulting from certain dispositions outside the ordinary course of businesses, including prior positive operating results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.
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

A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2018 and 2017 follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$4,228	$4,220
Interest expense	1,370	2,777
Income tax expense	3,746	3,828
Depreciation	7,155	7,703
Amortization of intangible assets	482	1,686
Non-cash stock based compensation	5,362	6,275
Impairment of fixed assets	—	2,226
Gain on sale of businesses, net	(3,435)	—
Costs related to strategic alternatives process	—	807
Disposition related and other costs	5,214	2,236
Legal contingencies and related fees	1,777	628
Divested businesses	(2,243)	(3,020)
Other	42	10
Adjusted EBITDA	$23,698	$29,376

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$8,690	$27,179
Interest expense	1,370	2,777
Amortization of deferred financing costs	(146)	(642)
Income tax expense	3,746	3,828
Deferred income taxes	(1,830)	23
Change in unrecognized tax benefits	(382)	(2,358)
Change in accounts receivable	(15,772)	(10,607)
Change in deferred revenue	18,622	3,774
Costs related to strategic alternatives process	—	807
Disposition related and other costs	5,214	2,236
Legal contingencies and related fees	1,777	628
Divested businesses	(2,243)	(3,020)
Changes in working capital and other	4,652	4,751
Adjusted EBITDA	$23,698	$29,376

Cash Flows

We have summarized our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands).

	Nine Months Ended September 30,
	2018	2017
Cash from operating activities	$8,690	$27,179
Cash from (used in) investing activities	10,938	(10,660)
Cash used in financing activities	(26,375)	(17,722)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2018, we had cash of $4.7 million compared to $12.1 million at December 31, 2017. Cash held by foreign subsidiaries totaled approximately $3.3 million and $9.6 million at September 30, 2018 and December 31, 2017, respectively. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $133 million in borrowing capacity under our $150 million Credit Agreement at September 30, 2018, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to three times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing U.S. cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash flows from operating activities were $8.7 million and $27.2 million for the nine month periods ended September 30, 2018 and 2017, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the 2018 period decreased $18.5 million due to $8.9 million lower earnings, which includes cash flows from operating activities, excluding changes in working capital, and $9.6 million from changes in working capital. The changes in working capital are primarily due to increased flexibility in the Company's billing terms to customers to bring them in line with market standards and the timing of payments to vendors.
Investing Activities
During the nine month period ended September 30, 2018, cash provided by investing activities was $10.9 million compared to $10.7 million of cash used in the same period in 2017. Cash from investing activities in the nine month period ended September 30, 2018 was attributable to the net cash received from the sale of businesses of $17.5 million, partially offset by the acquisition of fixed assets, including costs of internally developed software, of $6.6 million. Cash used in investing activities in the nine month period ended September 30, 2017 was primarily attributable to the acquisition of fixed assets, including costs of internally developed software. The $3.6 million decrease in the acquisition of fixed assets was primarily due to the discontinuation of getTalent and the sale of Health eCareers.
Financing Activities
Cash used in financing activities during the nine month period ended September 30, 2018 was $26.4 million primarily due to $25.0 million of net repayments on long-term debt. Cash used during the nine month period ended September 30, 2017 was $17.7 million primarily due to $17.0 million of repayments on long-term debt. The higher repayments in the 2018 period was primarily due to cash received from sale of businesses.

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
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.0 to 1.0, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2018, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 8 in the Notes to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of September 30, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$17,000	$—	$17,000	$—	$—
Operating lease obligations	19,023	1,013	6,724	4,743	6,543
Total contractual obligations	$36,023	$1,013	$23,724	$4,743	$6,543
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2018, we had $17.0 million outstanding under our Credit Agreement. Interest payments are due at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 8 “Indebtedness” in our condensed consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 3.88% (the rate in effect on September 30, 2018) on our current borrowings, interest payments are expected to be $0.3 million for October through December 2018 and $2.6 million in 2019-2020.
As of September 30, 2018, we had approximately $3.2 million of unrecognized tax benefits as liabilities, and it is uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2018 are $3.2 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.8 million of its unrecognized tax benefits may be recognized in the next twelve months.

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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America. For the nine months ended September 30, 2018 and 2017, approximately 27% and 25% of our revenues were earned outside the United States, respectively, and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling, primarily, and the United States dollar and the translation of these. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income (loss), and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses for the nine months ended September 30, 2018 would have been a decrease of approximately $168,000 and $169,000, respectively.
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
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2018 and December 31, 2017, our cumulative translation adjustment decreased stockholders’ equity by $29.8 million and $27.3 million, respectively. The change from December 31, 2017 to September 30, 2018 is primarily attributable to the position of the British Pound sterling against the United States dollar.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of September 30, 2018, we had outstanding borrowings of $17.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2018 on our current borrowings would increase by less than $0.1 million.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2018. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of November 1, 2018 there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
In May 2018, the Board of Directors authorized a stock repurchase program that permits the purchase of up to $7 million of the Company's common stock through May 2019. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the quarter ended September 30, 2018, purchases of the Company's common stock pursuant to the Stock Repurchase Plan were follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2018	—	—	—	6,905,000
August 1 through August 31, 2018	175,387	$2.12	175,387	6,533,777
September 1 through September 30, 2018	171,893	$2.04	347,280	6,183,521
Total	347,280	$2.08	402,297
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1*	Employment Agreement and Addendum to Employment Agreement dated as of September 9, 2018 between DHI Group, Inc. and Christian Dwyer.
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	November 1, 2018	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Luc Grégoire
Luc Grégoire Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1*	Employment Agreement and Addendum to Employment Agreement dated as of September 9, 2018 between DHI Group, Inc. and Christian Dwyer.
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.