Form 10-K
period 2018-12-31
DHI GROUP, INC.
filed 2019-02-08
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

1450 Broadway, 29th Floor
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☑
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $124,000,000 as of June 29, 2018, the last business day of the registrant’s second fiscal quarter of 2018.
As of February 1, 2019, there were 53,193,270 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2018.

DHI GROUP, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, and descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction;

•	disruption resulting from unsolicited offers to purchase the company;

•	our ability to execute our tech-focused strategy;

•	loss of key executives and technical personnel and our ability to attract and retain key executives, including our CEO;

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	competition from existing and future competitors;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	decreases or delays in business-to-business technology advertising spending could harm our ability to generate advertising revenue;

•	failure to develop and maintain our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	failure to timely and efficiently scale and adapt our existing technology and network infrastructure;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information;

•	our indebtedness;

•	inability to borrow funds under our Credit Agreement (as defined below) or refinance our debt;

•	results of operations fluctuate on a quarterly and annual basis;

•	periods of operating and net losses and history of bankruptcy;

•	covenants in our Credit Agreement;

•	inability to successfully integrate recent and future acquisitions or identify and consummate future acquisitions;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	compliance with changing corporate governance requirements and costs incurred in connection with being a public company;

•	compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•	volatility in our stock price;

•	failure to maintain internal controls over financial reporting;

•	U.S. and foreign government regulation of the internet and taxation;

•	changes in foreign currency exchange rates;

•	failure to realize the full potential of our network;

•	decrease in user engagement;

•	failure to halt the operations of websites that aggregate our data, as well as data from other companies;

•	failure of our businesses to attract, retain and engage users;

•	our foreign operations;

•	inability to expand into international markets;

•	unfavorable decisions in proceedings related to future tax assessments;

•	taxation risks in various jurisdictions for past or future sales;

•	write-offs of goodwill, tradename and intangible assets;

•	significant downturn not immediately reflected in our operating results; and

•	the UK’s impending departure from the EU.

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

Information Availability
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other material information concerning us are available free of charge on the Investors page of our website at www.dhigroupinc.com. Our reports filed with the SEC are also available by visiting http://www.sec.gov.

Introduction and Summary
This section provides an overview of DHI Group, Inc. (“Company” or “DHI”). Please see our consolidated financial statements included elsewhere in this report for additional discussion regarding our results of operations for the year ended December 31, 2018.

(in thousands)	FY 2018	FY 2017	Change
Revenues	$161,570	$207,950	(22)%
Operating income (1)	$11,692	$22,865	(49)%
Income before income taxes	$9,602	$19,397	(50)%
Net income (2)	$7,174	$15,978	(55)%
Diluted earnings per share (2)	$0.14	$0.33	(58)%
Net cash provided by operating activities	$14,918	$34,409	(57)%

Adjusted Revenues (3)	$152,258	$158,465	(4)%
Adjusted EBITDA (3)	$32,032	$36,973	(13)%
Adjusted EBITDA Margin (3)	21%	23%	n.m.

(1) Operating income for the year ended December 31, 2018 includes gain of $3.4 million related to the sales of Rigzone and Hcareers and includes disposition related and other costs of $7.6 million. Operating income for the year ended December 31, 2017 includes a gain of $6.7 million related to the sale of the Health eCareers business, proceeds from restitution award of $3.3 million in the OilPro related legal matter, disposition related and other costs of $4.7 million and impairment of fixed assets of $2.2 million.

(2) Net income and diluted earnings per share for the year ended December 31, 2018 includes $4.7 million, net of tax, and $0.09 per share related to the items identified in number 1 above as well as the impact of certain discrete tax items. Net income and diluted earnings per share for the year ended December 31, 2017 includes income of $4.5 million, net of tax, and $0.09 per share related to the items identified in number 1 above as well as the impact of certain discrete tax items.

(3) For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Non-GAAP Measures” located elsewhere in this report.

2018 Highlights

In 2018, we made significant changes to the Company, contributing to improving trends to the financials of the business and a streamlined focus on delivering tools to recruit technology professionals. We divested non-core businesses and closed the underperforming Dice Europe business and satellite offices to allocate resources behind priority initiatives. With the hiring of Art Zeile as CEO and other key functional leaders, the Company was poised to accomplish the following objectives:

Return the company to growth and improved profitability.

Refinanced the revolving credit facility, further optimizing and extending the Company's capital structure following the completion of the divestiture process.

ClearanceJobs hit a record number of active job postings and sustained strong revenue growth.

Stabilized ongoing tech-focused business financials including achieving flat revenue in Q4 and improving profitability through efficient prioritization.

Execute tech-focused strategy and create efficiencies in the business.

Completed the divestiture of remaining non-tech businesses (BioSpace, Hcareers and Rigzone), allowing for greater focus on the Company's tech strategy and reallocation of resources on priority projects.

Closed Dice Europe business to align talent and resources to focus on investing in eFinancialCareers initiatives.

Innovate through products, services and insights, creating meaningful employment connections.

Dice launched TalentSearch, a machine learning and artificial intelligence platform, the biggest upgrade to its employer search capabilities in years and foundational infrastructure for multiple new products set to launch in 2019.

eFinancialCareers new job search platform launched in 18 countries, offering candidates a better job search and match experience including tailored content, ultimately driving an up-tick in job views on the site.

ClearanceJobs Next Generation platform launched, creating more efficient opportunities for employers to connect with professionals who have active government security clearances.

Operate with functional excellence.

Hired key executive roles including a new Chief Executive Officer, Chief Product Officer and Chief Marketing Officer, supplementing and strengthening the leadership of the Company.

Built dedicated sales channels focused on customer segmentation and unified under a single global sales organization.

Continue to build a highly engaged and motivated team at DHI and create opportunities for employees.

Recreated and implemented the Company's key values and purpose statement from a cross-functional and cross-organizational employee-led team.

Company Profile
DHI was incorporated in Delaware on June 28, 2005 and is a leading provider of data, insights and employment connections through specialized services for technology professionals. Our mission is to empower technology professionals and organizations that hire them to compete and win through expert insights and relevant employment connections by delivering three key value propositions:

•	Providing the best search and match solution for recruiters and employers;

•	Delivering the most relevant technology career related content; and

•	Aggregating and analyzing workforce intelligence data to deliver specialized insights.
The majority of our revenues today are generated through the sale of recruitment packages, which allow customers to post jobs on our websites and source candidates through our resume databases. Recruitment packages are typically provided through contractual arrangements with annual, quarterly or monthly terms.

Our Products and Services
We help organizations find the best talent, and we help technology professionals find the best jobs and advance their careers. We do this through a number of products individually or bundled in packages, including:

•
Resume databases. Each of our brands provides powerful, detailed searches of a large number of candidate resumes, bolstered with social data at Dice. Showing customers relevant talent makes their recruiting efforts more efficient.

•
Job postings. Our job collections are focused on specific verticals tailored to technology, making it easier for tech professionals to search for relevant jobs. In turn, the applications received by our customers are more likely to be relevant and qualified compared to applications received from generalist sites. Thus, showing professionals the right job postings benefits both the talent and the recruiting organization.

•
Unified Profile Index. The Unified Profile Index is a proprietary and unique index which gathers information about candidates from a large collection of social and web sources, combining that information with Dice's owned and licensed data. The UPI allows our customers to build broader pools of talent from across the web, giving them deeper career insights into the talent they discover.

•	Content and data. Each of our brands provides tailored content to help professionals manage their careers and provide employers insight into recruiting strategies and trends.

Industry and Skill Focused Brands
During 2018 we offered our talent acquisition and career development products and tools through the following key brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
Dice	28	Technology and engineering in the U.S.	Recruitment packages¹
Dice Europe[2]	16	Technology and engineering in the U.K. and Germany	Job postings and advertising
ClearanceJobs	16	Security-cleared professionals	Recruitment packages¹
Targeted Job Fairs	30	Technology, energy and security-cleared professionals	Career fairs and open houses
eFinancialCareers	18	Financial services	Recruitment packages¹ and job postings
Rigzone[3]	20	Oil and gas	Recruitment packages¹ and advertising
BioSpace[4]	33	Biotechnology	Job postings and advertising
Hcareers[5]	21	Hospitality	Job postings
¹ Recruitment packages are a combination of job postings and access to our searchable database of candidates.
[2] Dice Europe ceased operations on August 31, 2018.
[3] Rigzone sold the RigLogix portion of the Rigzone business on February 20, 2018 and DHI transferred majority ownership of remaining Rigzone business to Rigzone management August 31, 2018.
[4] Transferred majority ownership of BioSpace on January 31, 2018 to BioSpace management.
[5] Hcareers was sold May 22, 2018.

Dice has been a go-to destination for technology and engineering talent in the United States for the past 28 years. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals. Dice had approximately 78,000 job postings as of December 31, 2018. During 2018, Dice in North America had on average approximately 1.4 million monthly users.
Customers can purchase recruitment packages, job postings or advertisements. Approximately 91% of Dice revenue was derived from recruitment packages in 2018. Recruitment packages, including utilizing Unified Profile Index, offer our customers the ability to access the candidate resume database and post up to a specified number of jobs at a single time. Customers are incentivized to purchase our recruitment packages on an annual basis.
Professionals can post their resumes, search jobs and access our career-related content, news and tools. Skill Center, a tool implemented by Dice, uses data aggregated from across the web to show skill trends, giving professionals insights into potential skills gaps and development areas. Salary Predictor and Salary Calculator offer real-time salary tools leveraging predictive analysis to help tech professionals and employers discover tailored salary estimates based on skills, job titles, years of experience and location.
Dice entered the European market in 2013 through the acquisition of The IT Job Board, a technology career site for the UK and Continental Europe. In 2015, we rebranded The IT Job Board to Dice Europe, which ceased operations on August 31, 2018.
ClearanceJobs is a leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. The majority of candidates with resumes in our database have high-level security clearance. ClearanceJobs had approximately 48,000 job postings as of December 31, 2018. During 2018, ClearanceJobs had on average 556,000 unique monthly users.
eFinancialCareers is one of the world’s leading financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, Australia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFinancialCareers to advance their careers. eFinancialCareers extends its global footprint beyond its own sites through job posting distribution agreements with more than 30 finance and business websites around the world, including well-known publications and organizations. eFinancialCareers had approximately 15,000 job postings as of December 31, 2018. During 2018, eFinancialCareers had on average 2.2 million monthly users.
Rigzone is a leading website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. In addition to recruitment packages and advertising, Rigzone provides a number of data services products including Riglogix, RigEdge and RigOutlook. The RigLogix portion of the Rigzone business was sold on February 20, 2018 and a majority ownership of the remaining Rigzone business was transferred to Rigzone management on August 31, 2018.
Hcareers is a leading source for hospitality jobs across North America and is one of the largest providers of job postings for the hotel, restaurant, food service, casino and assisted living industries. Hospitality professionals like general managers, sales directors, and executive chefs use Hcareers to advance their careers. The Hcareers business was sold on May 22, 2018.
BioSpace is a leading resource for biotechnology careers, news and resources and has helped recruitment, communication and discovery among business and scientific leaders within the life sciences. In addition to recruitment packages, customers can purchase BioSpace’s HotBeds campaigns, a unique branding and advertising product to assist regional clusters of companies with high demands for biotech talent. A majority ownership of the BioSpace business was transferred to BioSpace management on January 31, 2018.
Our Industry
We primarily operate in the talent discovery and acquisition segment of the broader market for human capital management services through career sites for technology professionals. There is a shortage of skilled professionals worldwide and we believe that the overall demand for talent acquisition and career development products and services has significant long-term growth potential.
We also believe that certain industries that employ highly-skilled and highly-paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. For example, as of December 2018, the seasonally unadjusted U.S. unemployment rate was 2.1% for computer-related occupations and 2.4% in the finance sector, as compared to the overall national average of 3.9%, seasonally adjusted. Historically, the unemployment rate for college graduates has been lower than the unemployment rate for the U.S. overall. As of December 2018, the seasonally unadjusted unemployment rate for college graduates was 2.0%.
We believe that there are four major trends that will continue to shape demand for talent acquisition services:

•
Greater competition for professional talent. The candidate-employer relationship has changed, with the balance of power shifting towards the candidates. As more companies leverage technology to advance their business, employers will increasingly need to hire tech talent to compete. According to analysis of data from the Bureau of Labor statistics, Information technology jobs have grown to an average rate of 2.5% over the past 10 years, compared to 0.9% for all industries, primarily driven by the emergence of big data, cloud computing and information security.

•
Continued professional interest in career brands specific to industry and skills. Our services focus on domains or industries that require specialized skills and knowledge and, thus, customized content, profiles and search parameters. In addition, the technology professionals often share a sense of personal identity and community that goes beyond the confines of their careers. We believe that both specialized skills and the sense of personal identity and community lead professionals in our verticals to prefer specialized career brands over generalist ones.

•
Talent attraction and retention becoming more of a strategic priority for companies. The PWC 2018 US CEO Survey found that 27% of U.S. CEOs are ‘extremely concerned’ about the availability of key skills as a threat to their organizations’ growth prospects. In this environment where top talent is hard to find, organizations are increasingly prioritizing retention of talent. According to Deloitte’s Global Human Capital Trends 2018, 61% of human resources respondents are actively redesigning jobs around artificial intelligence (AI), robotics and new business models, resulting in a disruptive change in workforce needs, including skill development.

•
Increased use of data and analytics in human capital management and increased need for insights. As many companies prove the power of analytics in marketing and other business domains, organizations are seeking to gain a competitive advantage by applying data-driven insights to improve their hiring, retention and leadership capabilities. According to Deloitte’s Global Human Capital Trends 2018, 84% of surveyed companies believe that using people analytics is ‘very important or important.’

In this environment, we believe there is an opportunity for career management and talent acquisition tools that leverage the common interests, goals and skills of select professional communities. We believe that a focus on professional communities allows organizations to more efficiently identify talent, with more complete data and insights about that talent.
Our Value Proposition
We are a leading provider of data, insights and employment connections through specialized online professional communities organized around common professional interests and skill sets powered by technology. This specialized approach provides technology professionals with more relevant career related information and opportunities, enhancing their ability to maximize their careers. Through engaging with professionals, we are able to build rich and unique data sets around valuable talent pools. The combination of our focused online professional websites and rich data sets allows organizations to find and hire professional talent more efficiently and effectively, and therefore incentivizes them to source talent through our online professional communities. The benefits our services provide to both professionals and recruiting customers create a robust marketplace.
Benefits we provide to Professionals
Relevant employment connections. When professionals post their resumes or apply for jobs on our websites, they can make valuable connections with organizations who prize their skills and expertise. Professionals can avoid having to “sort through the clutter” on generalist career sites and get the most out of their time by using our more focused services.
Skills/industry-specific career management tools, information and insights. We provide professionals with targeted and relevant career development tools, content and news. For example, Dice and ClearanceJobs provide professionals with market and salary information and local market trends. In addition, the Salary Predictor allows professionals to evaluate their market value and map out which skills will increase their value. eFinancialCareers provides industry-specialized online career content, as well as career guides targeted to college and graduate students. We believe our career development services and tools provide professionals with the insights they need to propel their careers forward, and thus increase the engagement of professionals with our sites.

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
Relevant information on prospective candidates. We believe that the specialized nature of our job posting and resume search products makes them inherently more relevant and efficient for recruiting. In addition, our Unified Profile Index creates an aggregated profile of a professional’s experience, contributions, and capabilities as well as their passions and interests. Using all of these products together gives our customers the most complete view of a prospective candidate, and allows them to not only identify the best talent but also tailor their recruiting approach to each individual.
Hyper-targeted candidate outreach and employer branding. We offer recruiting customers the ability to target hard-to-find professionals with messages in the online forums they frequent. Our Lengo service leverages our social aggregation capabilities to assemble candidate target lists based on specific factors like skill sets, work experience, location, or interests; then executes hyper-targeted employer branding or job search campaigns in online forums where specific potential candidates spend time.
Our Strategic Goals
Our company undertook a comprehensive strategic review that began in 2017 and continued into 2018, that resulted in deeper focus and execution of our tech-focused growth strategy designed to reinvigorate our core business and broaden our market opportunity. Our goal has been to further the mission of being the leading technology talent acquisition resource serving and engaging tech professionals across all industries. In addition, we have executed a plan to leverage our tech talent acquisition franchise to expand our next-generation talent acquisition solutions to the broader talent acquisition market, across industries and geographic markets. There are four components to our tech-focused strategy:
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

•	Deepen the integration of Unified Profile Index through enhanced data analytic capabilities and new go-to-market strategies;

•	Improve performance attribution for tech-focused talent acquisition brands by accelerating integration with customers’ applicant tracking systems (ATS);

•	Launch a suite of new value-add Dice recruitment products, such as matching capabilities and products which build deeper trust with the tech community; and

•	Leverage eFinancialCareers finance franchise and global footprint to capitalize on the Fintech evolution in financial services.
Increase engagement with professional talent. In today's evolving digital media ecosystem, it is critical for our success to be an indispensable career marketplace for talent to connect with the right opportunities in order to gain insights and information about professionals that are valuable to our recruiting customers.

•	Offer technology professionals a comprehensive career management platform that provides skill specific insights that help align professionals' goals and careers; and

•	Increase the adoption and utility of the Dice products to increase engagement with technology professionals.
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
Marketing and Sales
We focus our long-term marketing efforts on growing the number of professionals who visit and engage with our websites, which we believe increases the attractiveness of our websites to our customers. We use a combination of direct marketing, branding and communications initiatives, including content, to increase our brand awareness, traffic, new resumes posted and applications to job postings. We primarily engage in search engine marketing, online advertising, and participation in industry events, social media marketing and content marketing. Many of our brands use strategic alliances with relevant publishers, trade associations and industry groups to increase reach and traffic. Some of our brands have also invested in broader awareness campaigns that include outdoor advertising in select cities where competition for their respective specializations is high.
Our customer marketing efforts are primarily focused on lead generation activities, such as email campaigns and participation in industry events. We also use marketing communications, such as media relations, social media, and thought leadership content, to enhance brand awareness and client relationships.
We sell our products primarily through our direct sales force. We have a number of direct sales teams organized by brand, market segment, and geography. Our field sales groups target Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our in-house sales teams focus on generating new business from recruiters and small and mid-size companies, renewing customer contracts, increasing the service levels customers’ purchase and servicing the needs of our largest clients. As of December 31, 2018, we employed approximately 88 sales personnel in the United States and approximately 39 in the rest of the world. In addition to our internal sales organization, we also use ad networks to help generate ad sales.
We also maintain teams of account managers and customer support specialists who work to ensure customers get the most from our products and services by providing training and assistance. In addition, our customer support departments perform some compliance functions, such as reviewing the websites for false or inaccurate job postings.
Customers
We currently serve a diversified customer base consisting of approximately 12,000 customers in total. No one customer accounted for more than 10% of our revenues in 2018. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms and marketing departments of companies. As of December 31, 2018, notable customers of the Dice and ClearanceJobs included AT&T, Adecco, Amazon, Apple, Cisco, Dell, IBM, Kforce, Manpower, Microsoft, NCI, Oracle, and Samsung. Notable customers of eFinancialCareers included Barclays, Bank of China, BlackRock, Bloomberg, BNY Mellon, Citibank, Credit Suisse, Ernst & Young, Goldman Sachs, HSBC, Moody's, Morgan Stanley, Qatar National Bank, Societe Generale, State Street, and UBS AG.
Technology

We use a variety of open source and proprietary technologies to support our website services. Our websites provide a multitenancy technology platform with multiple application services developed to perform at scale. We primarily utilize Amazon Web Services (AWS) as our cloud infrastructure platform, which enables us to scale our compute, network, and storage capacity on an as-needed basis. Our application services and data connections are continually monitored 24/7 for performance and stability.  Our application and infrastructure architecture enable us to ensure global reach, as well as advantages in resiliency and cloud delivery.  Job seekers and customers can access our websites with any standard web browser, mobile web browsers, and iOS and Android applications. Our websites also utilize AWS disaster recovery, redundancy, and resiliency services, including multi-availability zone, multi-region, redundant storage and networking solutions, and self-healing capabilities.
Competition
The market for talent acquisition services is highly competitive with multiple online and offline competitors. With the evolution of the online recruiting model, there has been an increasing need to provide ease-of-use and relevance to professionals, as well as an efficient and cost-effective recruitment method for direct employers, recruiters and staffing companies. Additionally, further technological advancements have made it easier for new competitors to emerge with minimal barriers to entry, and advertisers have many alternatives available to reach their target audiences. Our ability to maintain our existing customer base and generate new customers depends to a significant degree on the quality of our candidate databases and audiences, the quality of our services, our ability to enhance our websites and the underlying technology of our websites to meet the needs of a rapidly-evolving marketplace, our pricing strategy and ability to introduce value-added products and services, contracting alternatives such as subscription or consumption based models, and our reputation among our customers and potential customers, who are increasingly sophisticated and demanding. Our competitors include:

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

•	specialized services focused specifically on the industries we service, such as FT.com, Doximity, Upwork and JobServe;

•	new and emerging competitors with new business models and products;

•	our customers, who seek to recruit candidates directly by using their own resources, including corporate websites; and

•	general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com.
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
We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. Our trademarks and registered trademarks in the United States and other countries include DICE, CLEARANCEJOBS.COM, and EFINANCIALCAREERS. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites and do not intend to register such copyrights.
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
Investments
DHI has made investments through the following acquisitions during the past five years:

Oil Careers Ltd.(1)
Date Acquired	March 2014
Description	A leading recruitment site for oil and gas professionals in Europe and included in our Rigzone brand
Brands Included	OilCareers.com; subsequently merged into Rigzone brand
Strategic Rationale	Expansion of Rigzone’s presence in non-U.S. markets
Purchase Price	$26.1 mm in cash at closing and $0.3 mm paid for working capital
(1) DHI transferred majority ownership of the Rigzone business to Rigzone management on August 31, 2018.

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
We are subject to domestic and foreign laws and regulations regarding privacy and protection of data. Our privacy policies and terms of use agreements describe our practices concerning the use, storage, transmission and disclosure of user data. Any failure by us to comply with our privacy policies or terms of use agreements, or privacy-related laws and regulations, could result in proceedings against us by governmental authorities or others, which could harm our business. The interpretation of these privacy and data protection laws and various regulators’ approach to their enforcement, as well as our products and services, continue to evolve over time. We face the risk that these laws may be interpreted and applied in conflicting ways in different jurisdictions or in a manner that is not consistent with our current data protection practices, or that new and unclear laws will be enacted. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European General Data Protection Regulation (“GDPR”) took effect in May 2018 and applies to all of our European operations. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements.
Complying with these varying domestic and foreign requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of confidence in our products and services and, ultimately, in a loss of customers, which could have an adverse effect on our business.
Furthermore, favorable laws may change, including for example in the United States where the FCC voted to repeal net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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
See Item 1A. Risk Factors "Our business is subject to U.S. and foreign government regulation of the Internet and taxation, which may have a material adverse effect on our business” and “Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business. If we fail to manage our technical operations infrastructure, our existing customers may experience services outages, and our new customers may experience delays in the deployment of our solution.”
Employees
As of December 31, 2018, we had 484 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

We may not be successful in executing our tech-focused strategy which could have a material adverse effect on our results of operations.

We may not be successful in pursing our tech-focused strategy, which includes narrowing priorities to initiatives related to connecting technology professionals with employers.  There can be no assurance that the allocation of resources behind our Tech-focused business and sales and marketing efforts will result in the strengthening of our competitive position, the failure of which could have a material adverse effect on our financial condition and results of operations.  As a result of our strategic focus on the tech sector and divesting our businesses operating in different sectors, we have an increased dependence on the economic health of that sector and may not have the mitigating benefits of exposure to a portfolio of diverse industries in the event of a tech sector downturn.
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
Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology industry, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in the technology industry. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2018, the seasonally unadjusted U.S. unemployment rate was 2.1% for computer-related occupations, and 2.4% in the finance sector, as compared to the overall national average of 3.9%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.
In addition, the general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, our operating results, business and financial condition could be significantly harmed by an extended economic downturn or future downturns, especially in regions or industries where our operations are heavily concentrated. Further, we may face increased pricing pressures during such periods as customers seek to use lower cost or fee services. Additionally, the labor market and certain of the industries we serve have historically experienced short-term cyclicality. It is difficult to estimate the total number of passive or active job seekers or available job openings in the United States or abroad during any given period. If there is a labor shortage, qualified professionals may be less likely to seek our services, which could cause our customers to look elsewhere for attractive employees. Such labor shortages would require us to intensify our marketing efforts toward professionals so that professionals who post their resumes on our websites remain relevant to our customers, which would increase our expenses. Furthermore, if there is a shortage of available job openings in a particular region or sector we serve, the number of job postings on our websites could decrease, causing our business to be adversely affected. For example, the continued depression of oil prices led to decreased demand for energy professionals worldwide. Oil prices reached decade lows in 2016 and remained depressed. This decline in demand significantly decreased the sales of energy industry job postings and the use of related services and adversely impacted the results of Rigzone, a business we disposed of in 2018. As a result, we recorded a $24.6 million impairment of goodwill and intangible assets and $34.8 million impairment of goodwill at our Corporate & Other segment for the fiscal years ended December 31, 2016 and 2015, respectively.
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
We have significant intangible assets and goodwill. Goodwill represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2018, we had $154.0 million and $39.0 million of goodwill and acquired intangible assets, respectively, on our balance sheet, which represented approximately 60% and 15%, respectively, of our total assets. We do not amortize goodwill under U.S. GAAP and instead are required to review goodwill at least annually for impairment. The indefinite-lived acquired intangible asset of $39.0 million is not amortized and instead is reviewed annually for impairment. The fair value of the Dice tradename as of the most recent annual impairment testing date of October 1, 2018 resulted in the fair value exceeding the carrying value by 2%. During 2016, goodwill and intangible assets of $24.6 million related to Rigzone were fully written off. During 2015, goodwill of $34.8 million related to Rigzone was written off. During 2013, goodwill and intangible assets of $14.9 million related to Slashdot Media and Health Callings was written off. During 2008, goodwill of $7.2 million related to eFinancialCareers’ North American operations was written off. In the event impairment is identified again in the future for any of our reporting units, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of our goodwill or intangible assets would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”

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
The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub- segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster.com, Stepstone and Seek, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com, JobServe, Doximity, and Upwork. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. We also compete with general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com. In addition, we face competition from aggregators of classified advertising, including Indeed, TalentBin, Entelo, ZipRecruiter, Google, and Craigslist. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. Our Unified Profile Index service competes with Entelo, Gild and TalentBin. We also compete with new competitors, including career-focused community sites such as Glassdoor and talent relationship management software providers such as Avature and SmashFly, and emerging competitors with new business models and products that customers are more willing to trial during periods when talent is scarce.
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
We believe that establishing and maintaining the identity of our key brands, such as Dice, eFinancialCareers, and ClearanceJobs, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of Internet services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.
Our business is largely based on customers who purchase monthly or annual recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.
Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings or advertisements. Most of our revenues are generated by the fees we earn from our customers who purchase monthly or long-term recruitment packages. Our growth depends on our ability to retain our existing monthly and annual recruitment package customers and to increase the number of customers who purchase recruitment packages, as well as introduce new pricing options. Any of our customers may decide not to continue to use our services in favor of alternate services, lack of need, or because of budgetary constraints or other reasons. We cannot assure you that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses. Dice U.S. recruitment package customers at December 31, 2018, 2017 and 2016 were 6,200, 6,450, and 7,050, respectively.
If we fail to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, our revenues could decline.
The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-set our customers seek. For example, the professionals who post their resumes on Dice.com are highly educated, with approximately 85% having a bachelor’s degree or higher as of January 2019. Our online surveys indicate that almost 82% of professionals who use Dice.com have more than five years of experience, over half have greater than 10 years of experience, and the majority are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. We do not know the extent to which we have penetrated the market of qualified professionals in the industries we serve or the extent to which we will be able to grow the number of qualified professionals who use our websites. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for professionals elsewhere, which could cause our revenues to decline.
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
We derive almost all of our revenues from the purchase of recruitment products and services and employment advertising offered on our Dice, eFinancialCareers, and ClearanceJobs websites. As a result, our operations depend on our ability to maintain and protect our website services, most of which are housed within Amazon Web Services. System failures, including network, software or hardware failures, which cause interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our technology operations are dependent in part on our ability to protect our operating systems against:

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
Additionally, the EU has enacted the GDPR, which took effect on May 25, 2018. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also provides for significant penalties for non-compliance. As a result of the GDPR, we expect regulatory and customer attention surrounding data privacy continue to increase. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations. For example, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which will come into effect beginning in January 2020. The CCPA has been characterized as the first "GDPR-like" privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA establishes a new privacy framework for covered businesses by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

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
As of December 31, 2018, we had $18.0 million of outstanding indebtedness under our credit agreement dated November 14, 2018 (the “Credit Agreement”) and we had the ability to borrow an additional $72.0 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.
Our Credit Agreement consists of a revolving facility and matures in November 2023. The funding of the revolving facility is dependent on a number of financial institutions. It is possible that one or more of the lenders will refuse or be unable to satisfy their commitment to lend to us should we need to borrow funds under the revolving credit facility. If borrowings are unavailable to us and we cannot generate sufficient revenues to fund our operations, our business will be adversely affected. In addition, the inability to borrow could hinder growth if we need funds to complete an acquisition.
Our indebtedness could limit our ability to:

•	obtain necessary additional financing for working capital, capital expenditures or other purposes in the future;

•	plan for, or react to, changes in our business and the industries in which we operate;

•	make future acquisitions or pursue other business opportunities; or

•	react in an extended economic downturn.

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
An important component of our tech-focused strategy is developing new capabilities that strengthen and expand our position in the global technology talent acquisition market and broaden the talent solutions through the acquisition of other complementary businesses and technologies (such as the 2013 acquisition of The IT Job Board, the 2012 WorkDigital acquisition, and the 2006 eFinancialGroup acquisition). Our further growth may depend in part on our ability to identify additional suitable acquisition opportunities or consummate such acquisitions on terms that are beneficial to us. We may not be able to identify suitable acquisition opportunities or consummate such acquisitions on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired businesses into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

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
Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied-for trademarks and service marks that we use in connection with our business, including DICE, CLEARANCEJOBS.COM, and EFINANCIALCAREERS some of which we have acquired through business acquisitions. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, and vendors to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third-party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third-party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, and if they fail to do so, such failure could adversely affect our business and reputation.
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

Actions of activist shareholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.
We have been the subject of activity by activist shareholders in the past and shareholder activism generally is increasing. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors, customers, and other partners, and cause our stock price to experience periods of volatility.
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
Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the E.U. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change, including for example in the United States where the FCC voted to repeal existing net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Our product integrates publicly available data on the internet to create aggregated profiles of prospective candidates’ professional experience and other employment-related data. These profiles are made available to our customers through our TalentSearch product to help them identify prospective technical candidates in a way that reduces their need to search multiple websites, while delivering more relevant candidates and useful employment information to recruiters and employers that use it. While we have invested substantial resources into the development of our Unified Profile Index product, there can be no assurance that we will continue to be able to access the data that is necessary to create the candidate profiles used in this product. Technology companies, social and professional networking websites or other companies may develop technology which competes with our Unified Profile Index product or we may be prevented from aggregating the data we need to make this product useful, which could decrease the demand for this product. Moreover, candidates sought out through the socially aggregated profiles may not be interested in the opportunities presented to them by the recruiters and employers who use the product, which could decrease its demand. Any decrease in demand for our Unified Profile Index product may adversely affect our ability to differentiate ourselves from our competitors, which would have a material adverse effect on our business and operating results.
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
We operate websites serving numerous markets around the world. For the year ended December 31, 2018, approximately 25% of our total revenues were generated outside of the United States. Certain of these amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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
We operate in a number of jurisdictions and are from time to time subject to audits and reviews by various taxation authorities with respect to income, payroll, sales and use, and other taxes for current and past periods. We may become subject to future tax assessments by various authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. There are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may differ materially from the tax amounts recorded in our consolidated financial statements. Any amount we might be required to pay in connection with an ongoing audit or review or a future tax assessment may have a material adverse effect on our financial position, cash flows or overall results of operations.
Taxation risks could subject us to liability for past sales and cause our future sales to decrease.
We do not collect sales or use tax in certain jurisdictions on the services we provide in the United States. Our operations, and any future expansion of them, along with other aspects of our evolving business, may result in additional sales or use tax obligations.
Currently, the individual states’ laws and regulations determine which services performed over the Internet are subject to sales tax. A number of states have been considering or have adopted initiatives that could impose sales tax on certain services delivered electronically. Additionally, many states have implemented laws or regulations requiring out-of-state vendors to collect sales tax following the U.S. Supreme Court's June 2018 decision in Wayfair v. South Dakota, Inc. regarding the tax filing obligations of remote sellers. If more states implement such laws or regulations, we could be required to collect sales tax in additional states. Also, a state may take the position that certain services we provide are subject to sales tax under existing regulations. The imposition by state and local governments of various taxes upon certain services delivered over the Internet could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and potentially decrease our future sales.
We collect indirect tax (including value added tax and goods and services tax) as applicable on services sold by us on some of our international sites. Additional foreign countries may seek to impose indirect tax collection obligations on us.
A successful assertion by one or more jurisdictions that we should collect sales tax or other indirect tax on the sale of services could result in substantial tax liabilities for past sales, decrease our ability to compete, and otherwise harm our business.

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
Our Dice, eFinancialCareers, and Clearancejobs, and Rigzone website applications utilize cloud computing technology. It is hosted pursuant to service agreements on technology platforms by third-party service providers, primarily through Amazon Web Services (AWS). We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to provide our services, which may harm our business and reputation. Further, any damage to, or failure of, the cloud services we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. While we believe our application and network architecture and use of multiple availability zones and regions within Amazon Web Services Cloud reduce our risk, our business would be harmed if our customers and potential customers believe our services are unreliable.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any properties. Our corporate headquarters are located at 1450 Broadway, 29th Floor, New York, New York, where we lease approximately 4,000 square feet. We lease approximately 45,000 square feet of office space in Urbandale, Iowa; 15,000 square feet of office space in London, England; and 28,000 square feet of office space in Centennial, Colorado. In addition, we have small offices in Cincinnati, Ohio; Frankfurt, Germany; Dubai, United Arab Emirates; Singapore; Hong Kong; Beijing, China; and Shanghai, China.

We are currently in the process of de-registering and liquidating our China locations as we no longer have ongoing trade purpose for them. During 2018, we subleased two of our leased properties. Our prior corporate headquarters, which was located at 1040 Avenue of Americas, New York, New York and included approximately 13,000 square feet, was subleased to a third party during the third quarter of 2018. We closed our San Jose office in the second quarter of 2018 and subleased the property, which included approximately 16,000 square feet, to a third party during the third quarter of 2018.
We believe that our facilities are generally adequate for current and anticipated future use, although we may from time to time lease additional facilities as operations require.

Item 3.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material unrecorded pending legal proceedings. See also Note 9 of the Notes to Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock.

Holders
As of December 31, 2018, there were 23 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.
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
Repurchases of Equity Securities
Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the stock repurchase plans approved by the board of directors:

	VI	VII
Approval Date	December 2015	May 2018
Authorized Repurchase Amount of Common Stock	$50 million	$7 million
Effective Dates	December 2015 to December 2016	May 2018 to May 2019
The Company is currently under the Stock Repurchase Plan VII, which will be in effect for up to one year. Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

During the three months ended December 31, 2018, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2018	270,666	$1.82	270,666	5,666,227
November 1 through November 30, 2018	169,144	$1.78	169,144	5,378,290
December 1 through December 31, 2018	244,313	$1.62	244,313	5,022,517
Total	684,123	$1.74	684,123

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information required by this item as of December 31, 2018 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	327,000	$8.35	4,471,823
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	327,000	$8.35	4,471,823
For material features of the plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock and Stock-Based Compensation.”
Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2013 through December 31, 2018 (the last trading day of our common stock on the NYSE in 2018) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2018. All values assume reinvestment of the full amount of all dividends, if any.

Comparative Returns

$250.00
$200.00
$150.00
$100.00
$50.00
$-
Dollars

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
DHX	$100.00	$138.07	$126.48	$86.21	$26.21	$20.97
Russell 2000	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
Dow Jones Internet Composite Index	$100.00	$102.61	$125.29	$134.40	$185.58	$197.66

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed “filed” with the SEC.

Item 6.	Selected Financial Data
The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (this “Annual Report”).
The following consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc. for such years, which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc. for such years, which are not included in this Annual Report.

	For the year ended December 31,
	2018 (5)	2017 (4)	2016 (3)	2015 (2)	2014 (1)
	(in thousands, except per share information)
Revenues	$161,570	$207,950	$226,970	$259,769	$262,615
Operating expenses	153,247	195,077	223,579	253,414	216,011
Other operating income	3,369	9,992	—	—	—
Operating income	11,692	22,865	3,391	6,355	46,604
Income (loss) from operations before income taxes	9,602	19,397	(119)	3,041	42,849
Net income (loss)	$7,174	$15,978	$(5,398)	$(10,968)	$27,612

Basic earnings (loss) per share	$0.15	$0.33	$(0.11)	$(0.21)	$0.53

Diluted earnings (loss) per share	$0.14	$0.33	$(0.11)	$(0.21)	$0.51

Weighted average shares outstanding:
Basic	48,520	47,908	48,319	51,402	52,328
Diluted	49,605	48,230	48,319	51,402	54,410

	For the year ended December 31,
	2018 (5)	2017 (4)	2016 (3)	2015 (2)	2014 (1)
Other Financial Data:	(in thousands)
Net cash from operating activities	$14,918	$34,409	$44,997	$63,159	$58,668
Depreciation and amortization	9,762	11,890	16,636	23,192	27,201
Capital expenditures	(10,053)	(13,222)	(11,699)	(9,078)	(8,710)
Net cash from (used in) investing activities	7,489	(775)	(10,770)	(9,078)	(35,711)
Net cash used in financing activities	(27,174)	(44,781)	(44,634)	(47,012)	(34,538)

	At December 31,
	2018 (5)	2017 (4)	2016 (3)	2015 (2)	2014 (1)
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$6,472	$12,068	$22,987	$34,050	$26,777
Acquired intangible assets, net	39,000	45,737	49,120	65,292	81,345
Goodwill	153,974	170,791	171,745	198,598	239,256
Total assets	258,385	295,718	310,095	368,935	422,636
Deferred revenue	56,086	83,646	84,615	83,316	86,444
Long-term debt, including current portion	17,288	41,450	84,760	99,436	109,180
Total stockholders’ equity	145,355	132,641	103,883	138,613	177,798
____________________

(1)	Reflects the OilCareers acquisition in March 2014.

(2)	Reflects impairment of goodwill of $34.8 million related to the Energy reporting unit.

(3)	Reflects the sale of Slashdot Media in January 2016 and the impairment of goodwill and intangible assets of $24.6 million related to the Energy reporting unit.

(4)	Reflects the sale of Health eCareers on December 4, 2017 and the discontinuance of getTalent in the third quarter of 2017.

(5)
Reflects the transfer of majority ownership of the BioSpace business to BioSpace management on January 31, 2018, sale of the RigLogix portion of the Rigzone business on February 20, 2018, sale of Hcareers on May 22, 2018, transfer of majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018, and Dice Europe ceased operations August 31, 2018. On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers. Refer to Note 3 of the Notes to Consolidated Financial Statements.

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
Overview
We are a leading provider of data, insights and connections through our specialized services for professional communities including technology and security clearance and financial services. The Company exited the energy industry with the sale of the RigLogix portion of the Rigzone business on February 20, 2018 and the transfer of majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018. The Company exited the hospitality industry with the sale of Hcareers on May 22, 2018. Our mission is to empower professionals and organizations to compete and win through specialized insights and relevant employment connections. Employers and recruiters use our websites and services to source and hire the most qualified professionals in select and highly-skilled occupations, while professionals use our websites and services to find the best employment opportunities in and the most timely news and information about their respective areas of expertise.
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
Through our predecessors, we have been in the recruiting and career development business for more than 25 years. Based on our operating structure, we have identified one reportable segment under the Segment Reporting topic of the FASB Accounting Standards Codification (ASC) as follows:

•
Tech-focused— Dice, Dice Europe (ceased operations on August 31, 2018), ClearanceJobs, eFinancialCareers, Brightmatter excluding getTalent (absorbed into Tech-focused in the third quarter of 2017 and formerly in Corporate & Other) services.

Dice, Dice Europe (ceased operations on August 31, 2018), ClearanceJobs, and eFinancialCareers are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands individually.
We had other services and activities that individually were not a significant portion of consolidated revenues, operating income or total assets. These include Hospitality (business sold May 22, 2018), Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), and BioSpace (transferred majority ownership to BioSpace management on January 31, 2018) (each formerly in the Global Industry Group), Slashdot Media (business sold in the first quarter of 2016) and getTalent services (discontinued in the third quarter of 2017), which are reported in the “Corporate & Other” category, along with corporate-related costs which are not considered in a segment.
Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings purchased and the terms of the package purchased. Our Tech-focused segment sells recruitment packages that can include both access to our databases of resumes and job posting capabilities. Our Corporate & Other services sells job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At December 31, 2018 and 2017, Dice had approximately 6,200 and 6,450 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer increased from $1,110 for the year ended December 31, 2017 to $1,119 for the year ended December 31, 2018. Deferred revenue is a key metric of our business as it indicates a level of sales already invoiced that will be recognized as revenue in the future. Deferred revenue reflects the impact of our ability to sign customers to longer term contracts. We recorded deferred revenue of $56.1 million at December 31, 2018 and $83.6 million at December 31, 2017. The lower deferred revenue is due to the divested businesses and increased flexibility in the Company's billing terms to customers to bring them in line with market standards.

We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.

The Company’s revenues for the year ended December 31, 2018 declined year-over-year in each of our brands except ClearanceJobs and eFinancialCareers. The declines are due to many factors including macroeconomic impacts and evolutions in the digital recruitment market. Foreign currency, primarily changes in the USD:GBP exchange rates, contributed $0.9 million of the year-over-year revenue increase in eFinancialCareers. The digital recruitment market continues to be impacted by attribution, which reflects our ability to receive the proper credit for value delivered to customers based on our customers’ internal tracking systems. Demonstrating attribution for candidates provided to each customer is a key initiative for the Company.  However, attribution challenges have contributed to lower renewal rates as demonstrated by the reduction in recruitment package customer count at Dice. The rate of revenue decline for Dice was reduced during 2018 with a decline of 4% and 7% for the quarter and year ended December 31, 2018, respectively, compared to 10% and 11% for the same periods of 2017.

The Company continues to evolve and present new products to attract and engage qualified professionals and match them with employers including the new TalentSearch platform and real-time salary prediction tools. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new customers and advertisers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives.
Other material factors that may affect our results of operations include our ability to attract qualified professionals that become engaged with our websites and our ability to attract customers with relevant job opportunities. The greater the number of qualified professionals that use our websites, the more attractive our websites become to employers and advertisers, which in turn makes them more likely to become our customers, resulting positively on our results of operations. If we are unable to continue to attract qualified professionals to engage with our websites, our customers may no longer find our services attractive, which could have a negative impact on our results of operations. Additionally, we need to ensure that our websites remain relevant in order to attract qualified professionals to our websites and to engage them in high-valued tasks, such as posting resumes and/or applying to jobs.
The largest components of our expenses are personnel related costs and marketing and sales expenditures. Personnel costs consist of salaries, benefits, and incentive compensation for our employees, including commissions for salespeople. Personnel costs are categorized in our statement of operations based on each employee’s principal function. Marketing expenditures primarily consist of online advertising, brand promotion and lead generation to employers and job seekers.

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

Revenue Recognition

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for periods beginning after January 1, 2018 are presented under Topic 606, while prior periods are reported under the accounting standards in effect for the period presented.

Under Topic 606, we recognize revenue when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts ratably over the service period. Customer billings delivered in advance of services being rendered are recorded as deferred revenue and recognized over the service period. We generate revenues from the following sources:

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
Goodwill
We record goodwill when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.
We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. If the fair value of the reporting unit is less than its carrying amount, an impairment charge is recorded for the amount the carrying value exceeds the fair value. Our annual impairment test for goodwill is performed on October 1 on the Tech-focused reporting unit.
The annual impairment tests for the Tech-focused reporting unit, which were performed as of October 1, 2018 and 2017, resulted in the fair value of the reporting unit exceeding the carrying value by 40% and 1%, respectively.  The improved fair value as compared to the carrying value as of October 1, 2018 is primarily driven by improved operating results and projections and a reduction in the estimated tax rate from 36% at October 1, 2017 to 26% at October 1, 2018. Results for the Tech-focused reporting unit for the fourth quarter of 2018 and estimated future results as of December 31, 2018 are consistent with the October 1, 2018 analysis.  As a result, the Company believes it is not more likely than not that the fair value of the reporting units is less than the carrying value as of December 31, 2018. Therefore, no interim impairment testing was performed as of December 31, 2018.
The amount of goodwill as of December 31, 2018 allocated to the Tech-focused reporting unit was $154.0 million. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results.  The discount rate applied for the Tech-focused reporting unit was 14.3%  An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.
During the year ended December 31, 2016, an impairment of $15.4 million was recorded at the Energy reporting unit. The fair value of this reporting unit was determined by a combination of a discounted cash flow methodology and market comparable method. Cash flow projections for this reporting unit decreased during 2016 due to a decline in financial performance resulting from declining oil prices. The charge is reflected as Impairment of Goodwill on the Consolidated Statements of Operations.

The determination of whether or not goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of our reporting unit. Fair values are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to our websites and investments to improve our candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.
Indefinite-Lived Acquired Intangible Assets
The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Dice trademark, trade name and domain name is one of the most recognized names of online recruiting and career development. Since Dice’s inception in 1991, the brand has been recognized as a leader in recruiting and career development services for technology and engineering professionals. Currently, the brand is synonymous with the most specialized online marketplace for industry-specific talent. The brand has a significant online and offline presence in online recruiting and career development services. Considering the recognition and the awareness of the Dice brand in the talent acquisition and staffing services market, Dice’s long operating history and the intended use of the Dice brand, the remaining useful life of the Dice trademark, trade name and domain name was determined to be indefinite.
We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2018 and 2017 resulted in the fair value of the Dice trademarks and brand exceeding the carrying value by 2% and 4%, respectively.
Revenue attributable to the Dice trademarks and brand name have declined during the year ended December 31, 2018 due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Revenues related to the Dice trademarks and brand name declined 7% and 10% for the years ended December 31, 2018 and 2017, respectively, and declined 4% and 10% for the three months ended December 31, 2018 and 2017, respectively. The rate of revenue decline narrowed throughout 2018. Revenue projections for the year ended December 31, 2019 and beyond include a modest increase compared to the year ended December 31, 2018. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Cash flows attributable to the Dice trademarks and brand name declined during 2018 as a result of the lower revenue, as well as increased spending focused on new and enhanced products and consulting fees related to expense reduction strategies. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs, are projected to slightly decline for the year ended December 31, 2019 as compared to the year ended December 31, 2018 and then increase at levels that allow for modest operating margin improvements. If future cash flows attributable to the Dice trademark are not achieved, the Company could realize an impairment in a future period. The Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 6.0% based on comparable industry studies and improving operating margins and a discount rate of 15.3%.
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
Stock and Stock Based Compensation
Under our 2012 Omnibus Equity Award Plan, we have granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain of our employees and directors. Compensation expense is recorded for stock awards made to employees and directors in return for service to the Company. The expense is measured at the fair value of the award on the date of grant and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The fair value of PSUs granted during 2016 and 2017, which included market based performance measures, are measured using the Monte Carlo pricing model. The fair value of the PSUs granted in 2018, which include internal performance measures, is determined based on the most probable performance outcome. The expense related to the PSUs is recorded over the vesting period.

Recent Developments
None.

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

From the second half of 2011 into 2014, we saw tougher market conditions in our finance segment and a less urgent recruiting environment for technology professionals. If recruitment is slow in the industries in which we operate during 2019 and beyond, our revenues and results of operations will be negatively impacted.

Results of Operations

Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2018, 2017 and 2016. Consolidated operating results and consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
(in thousands)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Revenues	$161,570	$207,950	$226,970	$(46,380)	$(19,020)
Operating expenses:
Cost of revenues	18,344	29,974	32,126	(11,630)	(2,152)
Product development	20,212	24,984	25,714	(4,772)	(730)
Sales and marketing	59,721	80,508	77,451	(20,787)	3,057
General and administrative	37,589	40,749	43,684	(3,160)	(2,935)
Depreciation	9,280	9,752	9,849	(472)	(97)
Amortization of intangible assets	482	2,138	6,787	(1,656)	(4,649)
Impairment of goodwill	—	—	15,369	—	(15,369)
Impairment of fixed and intangible assets	—	2,226	9,252	(2,226)	(7,026)
Disposition related and other costs	7,619	4,746	3,347	2,873	1,399
Total operating expenses	153,247	195,077	223,579	(41,830)	(28,502)
Other operating income:
Gain on sale of businesses	3,369	6,699	—	(3,330)	6,699
Proceeds from restitution award	—	3,293	—	(3,293)	3,293
Total other operating income	3,369	9,992	—	(6,623)	9,992
Operating income	$11,692	$22,865	3,391	$(11,173)	$19,474

	For the year ended December 31,
	2018	2017	2016
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	11.4%	14.4%	14.2%
Product development	12.5%	12.0%	11.3%
Sales and marketing	37.0%	38.7%	34.1%
General and administrative	23.3%	19.6%	19.2%
Depreciation	5.7%	4.7%	4.3%
Amortization of intangible assets	0.3%	1.0%	3.0%
Impairment of goodwill	—%	—%	6.8%
Impairment of intangible assets	—%	1.1%	4.1%
Disposition related and other costs	4.7%	2.3%	1.5%
Total operating expenses	94.8%	93.8%	98.5%
Other operating income:
Gain on sale of businesses	2.1%	3.2%	—%
Proceeds from restitution award	—%	1.6%	—%
Total other operating income	2.1%	4.8%	—%
Operating income	7.2%	11.0%	1.5%

Comparison of Years Ended December 31, 2018 and 2017
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2018	2017
	(in thousands, except percentages)
Tech-focused
Dice (1)	$94,438	$101,471	$(7,033)	(6.9)%
eFinancialCareers	33,758	32,480	1,278	3.9%
ClearanceJobs	21,086	17,342	3,744	21.6%
Dice Europe	2,976	7,105	(4,129)	(58.1)%
Tech-focused	152,258	158,398	(6,140)	(3.9)%

Healthcare	—	24,354	(24,354)	n.m.
Corporate & Other
Hcareers	5,329	14,368	(9,039)	(62.9)%
Rigzone	3,771	7,171	(3,400)	(47.4)%
BioSpace	212	3,592	(3,380)	(94.1)%
Slashdot Media and getTalent	—	67	(67)	(100.0)%
Corporate & Other	9,312	25,198	(15,886)	(63.0)%
Total revenues	$161,570	$207,950	$(46,380)	(22.3)%

(1) Includes Dice US, and Targeted Job Fairs
We experienced a decrease in the Tech-focused segment revenue of $6.1 million, or 3.9%. Revenue at Dice U.S. decreased by $7.0 million, or 6.9%, for the year ended December 31, 2018 compared to the same period of 2017. The rate of Dice U.S. revenue decline narrowed throughout the 2018 period, as compared to the 2017 period. The lower Dice U.S. revenues were a result of competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market, and the Company's ability to attribute value delivered to customers. Recruitment package customer count in the U.S. decreased from 6,450 at December 31, 2017 to 6,200 at December 31, 2018 while average monthly revenue per U.S. recruitment package customer increased from $1,110 to $1,119 for the years ended December 31, 2017 and 2018, respectively. Dice Europe revenue decreased by $4.1 million as compared to the same period in 2017 primarily due to Dice Europe ceasing operations on August 31, 2018. Revenues for ClearanceJobs increased by $3.7 million for the year ended December 31, 2018 as compared to the same period in 2017, primarily due to continuing strong market conditions and enhanced product offerings. eFinancialCareers revenue increased $1.3 million compared to 2017 primarily due to a positive impact of foreign exchange of $0.9 million, coupled with strong renewals and new business activity in its Asia market.
Healthcare segment revenue, consisting of Health eCareers, decreased as a result of Health eCareers being sold on December 4, 2017.
Revenues from the Corporate & Other segment decreased by $15.9 million, or 63.0%, primarily due to the transfer of the majority ownership of BioSpace to BioSpace management on January 31, 2018, the sale of the RigLogix portion of the Rigzone business on February 20, 2018, sale of Hcareers on May 22, 2018, and transfer of the majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018. Subsequent to the divestiture dates, BioSpace and Rigzone are no longer included in the Company's consolidated financial results.
Cost of Revenues

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Cost of revenues	$18,344	$29,974	$(11,630)	(38.8)%
Percentage of revenues	11.4%	14.4%

Cost of revenues decreased by $11.6 million, or 38.8%, as the Healthcare segment decreased by $8.6 million as a result of the sale of Heath eCareers on December 4, 2017. Corporate & Other cost of revenues decreased $2.2 million primarily due to the divested businesses. The Tech-focused segment decreased $0.8 million, which was primarily due to Dice Europe ceasing operations on August 31, 2018.
Product Development Expenses

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Product development	$20,212	$24,984	$(4,772)	(19.1)%
Percentage of revenues	12.5%	12.0%
Product development expenses decreased $4.8 million or 19.1%, as the Healthcare segment decreased $2.3 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased $3.8 million, of which $2.7 million related to divested businesses and $1.1 million was due to the discontinuance of getTalent in the third quarter of 2017. These decreases were partially offset by an increase in the Tech-focused segment of $1.3 million primarily due to compensation related costs as the segment develops new products and features.
Sales and Marketing Expenses

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Sales and marketing	$59,721	$80,508	$(20,787)	(25.8)%
Percentage of revenues	37.0%	38.7%
Sales and marketing expenses decreased $20.8 million, or 25.8%, as costs decreased $9.2 million in the Healthcare segment as a result of the Health eCareers sale on December 4, 2017. Corporate & Other decreased $8.8 million, of which $7.5 million was related to the divested businesses in 2018, and $1.2 million due to the discontinuance of getTalent in the third quarter of 2017. The Tech-focused segment decreased $2.8 million, of which $2.9 million decrease was due to Dice Europe ceasing operations on August 31, 2018. In the ongoing Tech-focused business, compensation related costs increased approximately $1.0 million, offset by a decrease in discretionary marketing spend of approximately $0.7 million, primarily related to advertising and promotional events, and a decrease in commission expense of $0.6 million, which was driven by the capitalization and amortization of commission expense over the service period as a result of adopting ASC Topic 606 on January 1, 2018.
General and Administrative Expenses

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
General and administrative	$37,589	$40,749	$(3,160)	(7.8)%
Percentage of revenues	23.3%	19.6%
General and administrative costs decreased $3.2 million or 7.8%. The Healthcare segment decreased $2.8 million due to the sale of Health eCareers on December 4, 2017. Corporate & Other decreased $4.5 million, of which $2.0 million was related to the divested businesses in 2018, $1.1 million was due to lower stock based compensation costs, and $1.3 million was due to lower legal and other professional fees. The Tech-focused segment increased $4.1 million, primarily due to a $2.1 million increase in consulting costs and $1.0 million for the Fair Credit Reporting Act lawsuit and $0.6 million related to recruiting and employee training.
Disposition Related and Other Costs

	Year Ended December 31,		Increase	Percent Change
	2018	2017
	(in thousands, except percentages)
Disposition related and other costs	$7,619	$4,746	$2,873	60.5%
Percentage of revenues	4.7%	2.3%

Disposition related and other costs, as described in Note 12 of the Notes to Consolidated Financial Statements, increased $2.9 million or 60.5%. The $7.6 million of expenses in 2018 was primarily due to the divestitures of the non-tech businesses and the reorganization to the tech-focused strategy, which primarily consisted of severance and retention, lease exit, business closure, professional fees related to activist shareholders, search, financial advisory, and legal services, and other costs to further these strategic objectives.
Disposition related and other costs of $4.7 million in 2017 are primarily due to severance and other related costs in connection with the divestiture process and the reorganization to the tech-focused strategy.
Depreciation

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Depreciation	$9,280	$9,752	$(472)	(4.8)%
Percentage of revenues	5.7%	4.7%
Depreciation expense for the year ended December 31, 2018 decreased $0.5 million or 4.8%. Depreciation in the Healthcare segment decreased $1.6 million due to the sale of Health eCareers on December 4, 2017. Depreciation in Corporate & Other decreased $0.9 million due to the divested businesses in 2018. Depreciation in the Tech-focused segment increased $1.4 million, which was driven by the development and release of new products and features in 2018 and the latter part of 2017.
Amortization of Intangible Assets

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Amortization	$482	$2,138	$(1,656)	(77.5)%
Percentage of revenues	0.3%	1.0%

Amortization expense for the year ended December 31, 2018 decreased $1.7 million, or 77.5%. The decrease is primarily due to the divestiture of businesses in the Healthcare segment and Corporate & Other.
Impairment of Fixed and Intangible Assets
During 2017, $2.2 million of capitalized development costs related to getTalent were written off as the getTalent services (included in Corporate & Other) were discontinued during the third quarter of 2017. No such costs were written off during the year ended December 31, 2018.

Other Operating Income
Other operating income for the year ended December 31, 2018 included a gain of $4.6 million related to the sale of the RigLogix portion of the Rigzone business on February 20, 2018 and a $0.8 million gain related to post closing price adjustment to the sale of the Health eCareers business. These gains were partially offset by losses recognized on sale of the Hcareers business on May 22, 2018 of $0.8 million, the transfer of majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018 of $0.7 million and the transfer of majority ownership of the BioSpace business to BioSpace management on January 31, 2018 of $0.5 million. See also Note 4 of the Notes to Consolidated Financial Statements.
Other operating income for the year ended December 31, 2017 included $6.7 million of gain on sale from the sale of the Health eCareers business (see Note 4) and proceeds from restitution award of $3.3 million in the OilPro related legal matter.

Operating Income
Operating income for the year ended December 31, 2018 was $11.7 million, a margin of 7.2%, compared to $22.9 million for the same period in 2017, a margin of 11.0%, and a year over year decrease of $11.2 million, or 48.9%. Contributing to the higher margin in 2017 was the $6.7 million gain on the sale of Health eCareers and the $3.3 million restitution award related to an OilPro legal matter. These increases were partially offset by a $2.2 million asset impairment in 2017 and on the increase in disposition related and other costs of $2.9 million.

Interest Expense

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Interest expense	$2,054	$3,445	$(1,391)	(40.4)%
Percentage of revenues	(1.3)%	(1.7)%
Interest expense for the year ended December 31, 2018 decreased from the same period in 2017 primarily due to lower weighted-average debt outstanding during the year ended December 31, 2018.
Income Taxes

	Year Ended December 31,
	2018	2017
	(in thousands, except percentages)
Income (loss) before income taxes	$9,602	$19,397
Income tax expense	2,428	3,419
Effective tax rate	25.3%	17.6%
A reconciliation between tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2018	2017
Federal statutory rate	$2,016	$6,789
Gain (loss) on sale of businesses	(6,111)	(1,571)
Stock-based compensation	2,112	1,414
State taxes, net of federal effect	(38)	35
Difference between foreign and U.S. rates	(102)	(1,054)
Change in accrual for unrecognized tax benefits	(1,179)	1,003
U.S. tax on global intangible low-taxed income, net of credits	229	—
Executive compensation	126	—
Currency translation gains	219	—
Gross tax on foreign dividend	—	275
Foreign tax credits	—	(275)
U.S. transition tax on foreign earnings	368	2,962
Federal rate change impact on deferred tax liabilities	—	(3,281)
Research and development tax credits	(481)	(1,764)
Change in valuation allowances	5,117	(780)
Other	152	(334)
Income tax expense	$2,428	$3,419
Our effective income tax rate was 25.3% and 17.6% for the years ended December 31, 2018 and 2017, respectively. The 2018 tax rate differed from the federal statutory rate because of permanent book/tax differences in basis related to the gain or loss on sale of businesses; tax deficiencies in stock-based compensation; a decreased accrual for unrecognized tax benefits; and an increase in the valuation allowance for capital loss carryforwards. The 2017 tax rate differed from the federal statutory rate for a number of reasons, including the allocation of income between the U.S. and foreign jurisdictions; permanent book/tax differences in basis related to the gain or loss on sale of businesses; tax deficiencies in stock-based compensation; an increased accrual for unrecognized tax benefits; the transition tax on foreign earnings; a decrease in deferred tax liabilities because of a change in the federal statutory rate; credits for research and development; and a reduction in the valuation allowance for foreign tax credits.

Earnings per Share
Earnings per share was $0.15 and $0.33 for the years ended December 31, 2018 and December 31, 2017, respectively, a decrease of $0.18. The decrease was primarily due to 2017 including a $6.6 million gain on the sale of Health eCareers and $3.3 million in restitution awards, partially offset by a $2.9 million increase in disposition related and other costs in 2018.
Comparison of Years Ended December 31, 2017 and 2016
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2017	2016
	(in thousands, except percentages)
Tech-focused:
Dice (1)	$101,471	$113,231	$(11,760)	(10.4)%
eFinancialCareers	32,480	35,103	(2,623)	(7.5)%
ClearanceJobs	17,342	14,086	3,256	23.1%
Dice Europe	7,105	8,179	(1,074)	(13.1)%
Tech-focused	158,398	170,599	(12,201)	(7.2)%

Healthcare	24,354	27,066	(2,712)	(10.0)%
Corporate & Other
Hcareers	14,368	14,908	(540)	(3.6)%
Rigzone	7,171	9,485	(2,314)	(24.4)%
BioSpace	3,592	4,110	(518)	(12.6)%
Slashdot Media and getTalent	67	802	(735)	(91.6)%
Corporate & Other	25,198	29,305	(4,107)	(14.0)%
Total revenues	$207,950	$226,970	$(19,020)	(8.4)%

(1) Includes Dice and Targeted Job Fairs

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

Other Operating Income

Other operating income for the year ended December 31, 2017 included $6.7 million of gain on sale from the sale of the Health eCareers business (see Note 4) and proceeds from restitution award of $3.3 million in the OilPro related legal matter.
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
Income Taxes

	Year Ended December 31,
	2017	2016
	(in thousands, except percentages)
Income before income taxes	$19,397	$(119)
Income tax expense	3,419	5,279
Effective tax rate	17.6%	(4,436.1)%

A reconciliation between tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2017	2016
Federal statutory rate	$6,789	$(42)
Gain (loss) on sale of businesses	(1,571)	—
Stock-based compensation	1,414	—
Nondeductible impairment	—	5,287
State taxes, net of federal effect	35	756
Difference between foreign and U.S. rates	(1,054)	297
Change in accrual for unrecognized tax benefits	1,003	(923)
Gross tax on foreign dividend	275	5,084
Tax credits related to foreign dividend	(275)	(4,244)
US transition tax on foreign earnings	2,962	—
Federal rate change impact on deferred tax liabilities	(3,281)	—
Research and development tax credits	(1,764)	(173)
Change in valuation allowances	(780)	(713)
Other	(334)	(50)
Income tax expense	$3,419	$5,279

Our effective income tax rate was 17.6% and (4,436.1)% for the years ended December 31, 2017 and 2016, respectively. The 2017 tax rate differed from the federal statutory rate for a number of reasons, including the allocation of income between the US and foreign jurisdictions; permanent book/tax differences in basis related to the gain or loss on sale of businesses; tax deficiencies in stock-based compensation; an increased accrual for unrecognized tax benefits; the transition tax on foreign earnings; a decrease in deferred tax liabilities because of a change in the federal statutory rate; credits for research and development; and a reduction in the valuation allowance for foreign tax credits.

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

Earnings (Loss) per Share

Earnings (loss) per share was $0.33 and ($0.11) for the years ended December 31, 2017 and December 31, 2016, respectively, an improvement of $0.44. The improvement was primarily due to improved net income (loss) in 2017, which was driven by a gain on the sale of Health eCareers of $6.7 million, proceeds from restitution award in the OilPro related legal matter of $3.3 million as compared to an impairment of goodwill and intangibles of $24.6 million that was recorded for the Energy reporting unit during 2016.

Liquidity and Capital Resources
Non-GAAP Measures

We have provided certain non-GAAP financial information as additional information for our operating results. These measures are not in accordance with, or an alternative for, measures in accordance with GAAP and may be different from similarly titled non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as Adjusted EBITDA and Adjusted EBITDA margin, provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.
Adjusted Revenues
Adjusted Revenues is a non-GAAP metric used by management to measure operating performance. Adjusted Revenues represents Revenues less the revenues of divested businesses. We consider Adjusted Revenues to be an important measure to evaluate the performance of our ongoing businesses and provide comparable results excluding our divestitures.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP metrics used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock based compensation, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the credit agreement, deferred revenues written off in connection with acquisition purchase accounting adjustments, writeoff of non-cash stock based compensation, severance and retention costs related to dispositions or reorganizations of the Company, losses related to legal claims and fees that are unusual in nature or infrequent, and business interruption insurance proceeds, minus (to the extent included in calculating such net income) non-cash income or gains, and interest income, and any income or gain resulting from certain dispositions outside the ordinary course of business, including prior positive operating results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.
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
Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Adjusted Revenues. Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenue, net income, operating income, revenue or any other performance measures derived in accordance with GAAP as a measure of our profitability or liquidity.
A reconciliation of Adjusted Revenues for the years ended December 31, 2018, 2017 and 2016 follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues	$161,570	$207,950	$226,970
Health eCareers	—	(24,354)	(27,066)
Hcareers	(5,329)	(14,368)	(14,908)
Rigzone	(3,771)	(7,171)	(9,484)
BioSpace	(212)	(3,592)	(4,110)
Adjusted Revenues	$152,258	$158,465	$171,402

A reconciliation of Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$7,174	$15,978	$(5,398)
Interest expense	2,054	3,445	3,481
Income tax expense	2,428	3,419	5,279
Depreciation	9,280	9,752	9,849
Amortization of intangible assets	482	2,138	6,787
Impairment of goodwill	—	—	15,369
Non-cash stock based compensation[1]	6,606	8,608	10,245
Impairment of fixed and intangible assets	—	2,226	9,252
(Gain) loss on sale of businesses, net	(3,369)	(6,699)	—
Costs related to strategic alternatives process	—	807	250
Disposition related and other costs	7,619	4,746	3,347
Proceeds from restitution award	—	(3,293)	—
Legal contingencies and related fees	1,965	739	—
Divested businesses	(2,243)	(4,916)	(6,261)
Other	36	23	29
Adjusted EBITDA	$32,032	$36,973	$52,229

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$14,918	$34,409	$44,997
Interest expense	2,054	3,445	3,481
Amortization of deferred financing costs	(342)	(690)	(324)
Income tax expense	2,428	3,419	5,279
Deferred income taxes	(2,699)	(212)	3,268
Change in accrual for unrecognized tax benefits	1,179	(346)	923
Change in accounts receivable	(11,947)	(1,976)	(2,281)
Change in deferred revenue	18,866	(712)	(2,370)
Costs related to strategic alternatives process	—	807	250
Disposition related and other costs[2]	7,619	4,746	1,808
Proceeds from restitution award	—	(3,293)	—
Legal contingencies and related fees	1,965	739	—
Divested businesses	(2,243)	(4,916)	(6,261)
Changes in working capital and other	234	1,553	3,459
Adjusted EBITDA	$32,032	$36,973	$52,229
1. Non-cash stock based compensation for 2016 excludes accelerated stock compensation of $0.9 million which is included in disposition related and other costs.
2. Disposition related and other costs for 2016 excludes accelerated stock compensation of $0.9 million and the loss on sale of the Slashdot business of $0.6 million, which were already added back to net cash provided by operating activities.

A reconciliation of Adjusted EBITDA Margin for the years ended December 31, 2018, 2017 and 2016 follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Adjusted Revenues	$152,258	$158,465	$171,402
Adjusted EBITDA	$32,032	$36,973	$52,229
Adjusted EBITDA Margin	21%	23%	30%

Cash Flows
We have summarized our cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018	2017	2016
Cash from operating activities	$14,918	$34,409	$44,997
Cash from (used in) investing activities	7,489	(775)	(10,770)
Cash used in financing activities	(27,174)	(44,781)	(44,634)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. In the fourth quarter of 2016, the Company implemented a tax planning strategy which enhanced our ability to utilize foreign tax credits in the U.S. As a result, we changed our assertion regarding the indefinite reinvestment of our Canada subsidiary’s foreign earnings, and repatriated accumulated earnings of $5.5 million in 2017 and $16.4 million in 2016 from Canada to the United States. In the fourth quarter of 2017, the Company also repatriated earnings of $7.3 million from its U.K. subsidiary since such earnings were subject to tax in the U.S. because of the deemed repatriation provisions in U.S. tax reform legislation enacted in December 2017. Cash from Canada and the U.K. was used by the Company to pay down debt resulting in lower cash at December 31, 2018 and 2017.
At December 31, 2018, we had cash of $6.5 million compared to $12.1 million at December 31, 2017. Cash held by foreign subsidiaries totaled approximately $2.2 million and $9.6 million at December 31, 2018 and 2017, respectively. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash on hand, as well as the cash flow that we generate from our operations. In addition, externally, we had $72.0 million in borrowing capacity under our $90.0 million Credit Agreement (reduced from $150.0 million in the fourth quarter of 2018) at December 31, 2018. We believe that our existing U.S. cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving credit facility may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Comparison of Years Ended December 31, 2018 and 2017
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairment of intangible goodwill and fixed and intangible assets, gain or loss on the sale of businesses, and the effect of changes in working capital. Net cash flows from operating activities were $14.9 million and $34.4 million for the years ended December 31, 2018 and 2017, respectively, a decrease of $19.5 million. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the year ended December 31, 2018 decreased due to $11.0 million lower earnings, which includes cash flows from operating activities, excluding changes in working capital, and $8.5 million from changes in working capital. The lower earnings are primarily due to lower adjusted revenues of $6.1 million and the increase in disposition related and other costs of $2.9 million during the year ended December 31, 2018. In addition, the proceeds from restitution award of $3.3 million in the year ended December 31, 2017 did not recur in the same period of 2018. The changes in working capital are primarily due to increased flexibility in the Company's billing terms to customers to bring them in line with market standards.
Investing Activities
During the year ended December 31, 2018, cash provided by investing activities was $7.5 million compared to $0.8 million of cash used during the year ended December 31, 2017, an increase of $8.3 million. Cash from investing activities during the year ended December 31, 2018 was attributable to net cash received from the sale of businesses of $17.5 million, partially offset by the acquisition of fixed assets, including costs of internally developed software, of $10.1 million. Cash used in investing activities during the year ended December 31, 2017 was attributable to $13.2 million used to acquire fixed assets, including costs of internally developed software, partially offset by $12.9 million of net cash proceeds from the sale of the Health eCareers.
Financing Activities
Cash used in financing activities during the year ended December 31, 2018 was $27.2 million primarily due to $24.0 million of net repayments on long-term debt and $2.0 million of repurchases of common stock. Cash used during the year ended December 31, 2017 was $44.8 million primarily due to $44.0 million of payments on long-term debt.

Comparison of Years Ended December 31, 2017 and 2016
Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairment of goodwill and fixed and intangible assets, gain or loss on sale of business, and the effect of changes in working capital. Net cash flows from operating activities were $34.4 million and $45.0 million for the years ended December 31, 2017 and 2016, respectively. Cash inflow from operations for the year ended December 31, 2017, which included $3.3 million of proceeds from a restitution award in the OilPro related legal matter, is driven by earnings and is dependent on the amount and timing of billings and cash collections from our customers. The decline in revenue, partially offset by cost reductions, are the primary drivers for the decrease in cash flows from operations in the year ended December 31, 2017 compared to 2016.
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

Financings and Capital Requirements

Credit Agreement
In November 2018, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in November 2023, and replaces the previously existing credit agreement dated November 2015. The Credit Agreement provides for a revolving loan facility of $90 million (previously $150 million), with an Expansion Option up to $140 million, as permitted under the Credit Agreement. The Company borrowed $18 million to repay, in full, all outstanding indebtedness, including accrued interest, under the previous credit agreement and to pay certain costs associated with the Credit Agreement. Unamortized debt issuance costs of $0.2 million were recorded to interest expense at the time of reduction.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2018, the Company was in compliance with all of the financial covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by two of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc and Targeted Job Fairs, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

Other Capital Requirements
We anticipate capital expenditures in 2019 to be approximately $8 million to $10 million. We intend to use operating cash flows to fund capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of December 31, 2018:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$18,000	$—	$—	$18,000	$—
Operating lease obligations	20,415	4,244	6,807	4,840	4,524
Total contractual obligations	$38,415	$4,244	$6,807	$22,840	$4,524
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of December 31, 2018, we had $18.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 8 “Indebtedness” in our consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 4.25% (the rate in effect on December 31, 2018) on our current borrowings, interest payments are expected to be $1.0 million per year in 2019-2022 and $0.9 million in 2023.
As of December 31, 2018, we recorded approximately $1.7 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2018 are $1.7 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next twelve months.

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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone (sold RigLogix portion of the Rigzone business on February 20, 2018 and DHI transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), Dice Europe (ceased operations on August 31, 2018) and Hcareers (sold May 22, 2018) also conduct business outside the United States. For the years ended December 31, 2018 and 2017, approximately 25% of our revenues were earned outside the United States and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling and between local currencies and the United States dollar and the subsequent translation of the British Pound Sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income, and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses during 2018 would have been a decrease of approximately $0.2 million.
In connection with Brexit, the global markets and currencies have been adversely impacted, including a decline in the value of the British Pound Sterling as compared to the United States dollar. Volatility in exchange rates could continue as the UK negotiates its exit from the EU. We currently do not hedge our British Pound Sterling exposure and therefore are susceptible to currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. In addition, trade talks or pacts between the United States and other nations could adversely affect our operations and financial results.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2018 and 2017, our translation adjustment decreased stockholders’ equity by $31.2 million and $27.3 million, respectively. The change from December 31, 2017 to December 31, 2018 is primarily attributable to the position of the United States dollar against the British Pound Sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of December 31, 2018, we had outstanding borrowings of $18.0 million under our Credit Agreement. If interest rates were to rise by 1.0%, annual interest expense on our current borrowings would increase by approximately $0.2 million.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of DHI Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DHI Group, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for contract acquisition costs in 2018 due to adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

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
February 7, 2019

We have served as the Company's auditor since 2005.

DHI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$6,472	$12,068
Accounts receivable, net of allowance for doubtful accounts of $647 and $1,688	22,850	38,769
Income taxes receivable	2,203	2,617
Prepaid and other current assets	7,330	5,086
Total current assets	38,855	58,540
Fixed assets, net	15,890	16,147
Acquired intangible assets, net	39,000	45,737
Capitalized contract costs	7,939	—
Goodwill	153,974	170,791
Deferred income taxes	136	469
Other assets	2,591	4,034
Total assets	$258,385	$295,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$25,030	$22,196
Deferred revenue	54,723	83,646
Income taxes payable	1,168	1,129
Total current liabilities	80,921	106,971
Long-term debt, net	17,288	41,450
Deferred income taxes	10,444	8,245
Deferred revenue	1,363	—
Income taxes payable	—	1,489
Accrual for unrecognized tax benefits	1,680	2,859
Other long-term liabilities	1,334	2,063
Total liabilities	113,030	163,077
Commitments and contingencies (Note 9)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 87,522 and 83,125 shares, respectively; outstanding: 53,396 and 50,480 shares, respectively	876	831
Additional paid-in capital	383,123	375,537
Accumulated other comprehensive loss	(31,236)	(27,330)
Accumulated earnings	71,435	59,776
Treasury stock, 34,126 and 32,645 shares, respectively	(278,843)	(276,173)
Total stockholders’ equity	145,355	132,641
Total liabilities and stockholders’ equity	$258,385	$295,718
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2018, 2017 and 2016
(in thousands, except per share amounts)

	For the year ended December 31,
	2018	2017	2016
Revenues	$161,570	$207,950	$226,970
Operating expenses:
Cost of revenues	18,344	29,974	32,126
Product development	20,212	24,984	25,714
Sales and marketing	59,721	80,508	77,451
General and administrative	37,589	40,749	43,684
Depreciation	9,280	9,752	9,849
Amortization of intangible assets	482	2,138	6,787
Impairment of goodwill	—	—	15,369
Impairment of fixed and intangible assets	—	2,226	9,252
Disposition related and other costs (Note 12)	7,619	4,746	3,347
Total operating expenses	153,247	195,077	223,579
Other operating income:
Gain on sale of businesses (Note 4)	3,369	6,699	—
Proceeds from restitution award	—	3,293	—
Total other operating income	3,369	9,992	—
Operating income	11,692	22,865	3,391
Interest expense	(2,054)	(3,445)	(3,481)
Other expense	(36)	(23)	(29)
Income (loss) before income taxes	9,602	19,397	(119)
Income tax expense	2,428	3,419	5,279
Net income (loss)	$7,174	$15,978	$(5,398)

Basic earnings (loss) per share	$0.15	$0.33	$(0.11)
Diluted earnings (loss) per share	$0.14	$0.33	$(0.11)

Weighted-average basic shares outstanding	48,520	47,908	48,319
Weighted-average diluted shares outstanding	49,605	48,230	48,319
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2018, 2017, and 2016
(in thousands)

	For the year ended December 31,
	2018	2017	2016
Net income (loss)	$7,174	$15,978	$(5,398)

Foreign currency translation adjustment	(3,906)	4,946	(11,808)
Total other comprehensive income (loss)	(3,906)	4,946	(11,808)
Comprehensive income (loss)	$3,268	$20,924	$(17,206)
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2018, 2017, and 2016 (in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2016	—	$—	80,717	$807	$352,208	$(243,410)	$49,476	$(20,468)	$138,613
Net loss							(5,398)		(5,398)
Other comprehensive income (loss)								(11,808)	(11,808)
Stock based compensation					11,145				11,145
Excess tax benefit over book expense from stock options exercised					94				94
Restricted stock issued			1,302	13					13
Restricted stock forfeited or withheld to satisfy tax obligations			(328)	(3)		(2,361)			(2,364)
Purchase of treasury stock under stock repurchase plan						(28,709)			(28,709)
Exercise of common stock options			642	6	2,800				2,806
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(98)	(1)		(506)			(507)
Performance-Based Restricted Stock Units eligible to vest			(246)	(2)					(2)
Balance at December 31, 2016	—	—	81,989	820	366,247	(274,986)	44,078	(32,276)	103,883
Net loss							15,978		15,978
Other comprehensive income (loss)								4,946	4,946
Stock based compensation					8,608				8,608
Restricted stock issued			1,725	17					17
Restricted stock forfeited or withheld to satisfy tax obligations			(655)	(7)		(1,187)			(1,194)
Exercise of common stock options			66	1	402				403
Cumulative-effect of new accounting principle (see Note 2)					280		(280)		—
Balance at December 31, 2017	—	—	83,125	831	375,537	(276,173)	59,776	(27,330)	132,641
Net income							7,174		7,174
Other comprehensive income (loss)								(3,906)	(3,906)
Stock based compensation					6,606				6,606
Restricted stock issued			4,087	41					41
Restricted stock forfeited or withheld to satisfy tax obligations			(440)	(4)		(693)			(697)
Performance-Based Restricted Stock Units eligible to vest			750	8					8
Cumulative-effect of new accounting principle (see Note 2)							4,485		4,485
Unclaimed shareholder liability (see Note 10)					980				980
Purchase of treasury stock under stock repurchase plan						(1,977)			(1,977)
Balance at December 31, 2018	—	$—	87,522	$876	$383,123	$(278,843)	$71,435	$(31,236)	$145,355

See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2017 and 2016
(in thousands)

	For the year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$7,174	$15,978	$(5,398)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	9,280	9,752	9,849
Amortization of intangible assets	482	2,138	6,787
Deferred income taxes	2,699	212	(3,268)
Amortization of deferred financing costs	342	690	324
Stock based compensation	6,606	8,608	11,145
Impairment of goodwill	—	—	15,369
Impairment of fixed and intangible assets	—	2,226	9,252
Change in accrual for unrecognized tax benefits	(1,179)	346	(923)
(Gain) loss on sale of businesses	(3,369)	(6,699)	639
Changes in operating assets and liabilities:
Accounts receivable	11,947	1,976	2,281
Prepaid expenses and other assets	1,759	(1,120)	(132)
Capitalized contract costs	(3,236)	—	—
Accounts payable and accrued expenses	1,743	1,659	(2,954)
Income taxes receivable/payable	(972)	(2,111)	(64)
Deferred revenue	(18,866)	712	2,370
Other, net	508	42	(280)
Net cash flows from operating activities	14,918	34,409	44,997
Cash flows from (used in) investing activities:
Cash received from sale of business, net	17,542	12,947	2,429
Purchases of fixed assets	(10,053)	(13,222)	(11,699)
Purchases of cost method investments	—	(500)	(1,500)
Net cash flows from (used in) investing activities	7,489	(775)	(10,770)
Cash flows used in financing activities:
Payments on long-term debt	(31,000)	(44,000)	(42,000)
Proceeds from long-term debt	7,000	—	27,000
Payments under stock repurchase plan	(1,977)	—	(29,572)
Proceeds from stock option exercises	—	403	2,806
Purchase of treasury stock related to vested restricted stock and performance stock units	(693)	(1,184)	(2,868)
Financing costs paid	(504)	—	—
Net cash flows used in financing activities	(27,174)	(44,781)	(44,634)
Effect of exchange rate changes	(829)	228	(656)
Net change in cash for the period	(5,596)	(10,919)	(11,063)
Cash, beginning of period	12,068	22,987	34,050
Cash, end of period	$6,472	$12,068	$22,987
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

2.   SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the accounts of DHI and its wholly-owned subsidiaries and cost method investment. All intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition — On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for periods beginning after January 1, 2018 are presented under Topic 606, while prior periods are reported under the accounting standards in effect for the period presented.

Under Topic 606, we recognize revenue when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts ratably over the service period. Billings with customers are based on contractual schedules. Customer billings delivered in advance and payments received in advance of services being rendered are recorded as deferred revenue and recognized over the service period. We generate revenues from the following sources:

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on the Dice, ClearanceJobs, eFinancialCareers and Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and DHI transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). Certain of the Company’s arrangements include multiple performance obligations, which primarily consists of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple performance obligations in accordance with Topic 606. Specifically, the Company considers a performance obligation as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2018, 2017 and 2016.
Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Statements of Cash Flows—All bank deposits are considered cash.
The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2018	2017	2016
Supplemental cash flow information:
Interest paid	$1,807	$3,254	$3,256
Taxes paid	2,634	4,697	9,096
Non-cash investing and financing activities:
Capital expenditures on fixed assets included in accounts payable and accrued expenses	223	63	201
Investments— During 2017, pursuant to the achievement of certain performance milestones, the Company purchased additional preferred stock representing a 2.3% interest in the fully diluted shares of a leading tech skills assessment company for $0.5 million, bringing its total interest to 10.0%. During the year ended December 31, 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. As of December 31, 2018, it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment is carried at its original cost of $2.0 million, which is included in the other asset section of the consolidated balance sheets.
On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management with zero proceeds received from the transfer. The Company retained a 20% preferred share interest in the BioSpace business. The fair value of the investment was estimated to be zero at the time of the transfer. As of December 31, 2018, it was not practicable to estimate the fair value of the preferred stock investment as the shares are not traded. The investment is recorded at cost, which is zero. Upon a liquidation, sale or change in control of BioSpace within five years of January 31, 2018, the Company has the right to the first $1.0 million of proceeds or the option to convert its 20% preferred stock interest to a 20% common stock interest. On January 31, 2023, the 20% preferred share interest will convert to a 20% common share interest.
On August 31, 2018, the Company transferred a majority ownership of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company has agreed to provide $0.4 million of funding to the Rigzone business, which is recorded in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2018. The Company has no further funding requirements to the Rigzone business. The Company has evaluated the 40% common share investment in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment continues to be recorded at cost, which was zero at December 31, 2018.
Rigzone is a website dedicated to delivering online content, data , and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales, professionals with energy industry expertise and skilled tradesmen.
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

DHI GROUP, INC.
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
Capitalized Contract Costs—The Company capitalizes certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. For costs incurred to obtain new business sales contracts, the Company capitalizes and expenses these costs over an average customer life, which was approximately two years as of December 31, 2018. For the remaining sales contracts, the Company capitalizes and expenses these costs over a weighted average contract term, which was approximately one year as of December 31, 2018. See Note 3 for additional contract acquisition cost disclosures.
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
Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2018, 2017 and 2016 was $26.7 million, $35.3 million and $30.5 million, respectively.
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
Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The Company’s long-term debt consists of borrowings under its credit facility. See Note 5 for fair value disclosures.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
New Accounting Pronouncements— In May 2014, FASB issued ASU No. 2014-09 ("Topic 606"), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers and requires an entity to recognize the incremental costs of obtaining a contract with a customer as an asset if the entity expects to recover those costs over time. Topic 606 became effective for reporting periods beginning after December 15, 2017. Topic 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company has chosen the modified retrospective application method and has implement Topic 606 effective January 1, 2018.
The Company has determined that the January 1, 2018 cumulative effect to its revenue streams was an increase of approximately $0.2 million to deferred revenues, and the cumulative effect to its contract acquisition costs was an increase to contract acquisition cost assets of approximately $6.1 million, with a net after tax increase to retained earnings of approximately $4.5 million. The cumulative impact on contract acquisition costs was computed based on contracts in force as of December 31, 2017 using average commission rates on both new business sales to be amortized over approximately two years and the remaining sales contracts to be amortized over approximately one year. See Note 3 to the Notes to the Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard aims to improve existing U.S. GAAP and will change certain aspects of accounting for equity investments, financial instruments, financial liabilities, and presentation and related disclosures. The updated standard became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the new standard in the first quarter of 2018, and has determined the adoption did not have material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard has requirements on how to account for leases by both the lessee and the lessor and adds clarification for what constitutes a lease, among other items. The updated standard becomes effective for fiscal years beginning after December 15, 2018 and interim periods the following year, with early adoption permitted. The new standard must be applied using a modified retrospective transition. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. DHI has implemented the new standard effective January 1, 2019 and has elected to recognize a cumulative effect adjustment to the beginning balance of retained earnings in the period of adoption. Adoption of this standard has resulted in a right-of-use asset of approximately $16 to $18 million and a related lease liability of approximately $17 to $19 million being established on the Company's balance sheet, with no material cumulative-effect adjustment to retained earnings. The Company has implemented processes and tools to assist in the ongoing lease data collection and analysis, and has updated accounting policies and internal controls as a result of adopting this standard.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The Company adopted the standard during the three months ended March 31, 2017. The new standard requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, rather than in additional paid-in capital. Accordingly, the new standard eliminates the requirement to reclassify excess tax benefits from operating activities to financing activities in the statement of cash flows. Additionally, the Company can now make a policy election to account for forfeitures as they occur. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement were applied prospectively. The tax effect of awards vested resulted in income tax expense of $1.4 million during the twelve months ended December 31, 2017. The Company recast 2016 cash flows to reflect the excess tax benefit as an operating activity, resulting in a reclassification of $0.4 million from “Excess tax benefit over book expense from stock based compensation” to “Income taxes receivable/payable” on the Consolidated Statements of Cash Flows. The Company will record forfeitures as they occur, rather

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

than estimating in advance. On January 1, 2017, under the modified retrospective transition method as required by the standard, the Company recorded a cumulative-effect adjustment of $0.3 million to decrease accumulated earnings and increase additional paid-in capital to remove estimated forfeitures on all outstanding equity awards after December 31, 2016.
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
3.    REVENUE RECOGNITION

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 will be presented under Topic 606, while prior period amounts will not be adjusted and continue to be reported under the accounting standards in effect prior to January 1, 2018.

We recorded a net increase to opening retained earnings of $4.5 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606.

Changes in accounting policies as a result of adopting Topic 606 and nature of goods.

The Company recognizes revenue when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts ratably over the service period. Customer billings delivered in advance of services being rendered are recorded as deferred revenue and recognized over the service period. See also Note 2 to the Notes to Consolidated Financial Statements.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2018
	Tech-focused	Corporate & Other	Total
Dice (1)	$94,438	$—	$94,438
ClearanceJobs	21,086	—	21,086
Dice Europe (2)	2,976	—	2,976
eFinancial Careers	33,758	—	33,758
Hcareers (3)	—	5,329	5,329
Rigzone (3)	—	3,771	3,771
BioSpace (3)	—	212	212
Total	$152,258	$9,312	$161,570

(1) Includes Dice U.S. and Targeted Job Fairs.
(2) The Company ceased Dice Europe operations on August 31, 2018.
(3) The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018. Hcareers was sold on May 22, 2018 and the Company transferred majority ownership of BioSpace to BioSpace management on January 31, 2018.

Revenue for periods ending prior to January 1, 2018 have not been presented under Topic 606.

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of December 31, 2018	As of January 1, 2018
Receivables	$22,850	$38,769
Short-term contract liabilities (deferred revenue)	54,723	83,646
Long-term contract liabilities (deferred revenue)	1,363	—

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when customers are invoiced per the contractual billing schedules. As the Company's standard payment terms are less than one year, the Company elected the expedient, where applicable. As a result, the Company did not consider the effects of a significant financing component. Contract liabilities include customer billings delivered in advance of performance under the contract, and associated revenue is realized when services are rendered under the contract.

Receivables increase due to customer billings and decrease by cash collected from customers along with business divestitures. Included in January 1, 2018 is $4.4 million of receivables related to businesses divested during the year ended December 31, 2018. Contract liabilities increase due to customer billings and are decreased as performance obligations are satisfied under the contracts. Included in January 1, 2018 is $8.4 million of short-term contract liabilities related to the businesses divested during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

Year Ended December 31, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$75,967

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction price allocated to the remaining performance obligations

Under the guidance of Topic 606, the following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	2019	2020	2021	Total
Tech-focused	$54,723	$1,348	$15	$56,086

Contract acquisition costs

In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As allowed for by the practical expedient, the Company is using a portfolio approach for contract acquisition costs, which allows the new revenue guidance to be applied to a portfolio of contracts with similar characteristics. As a result, the Company has applied the portfolio approach to new business contracts and recurring or remaining business contracts. The Company reasonably expects that the effects of applying the portfolio approach would not differ materially from applying Topic 606 at the individual contract level. As of January 1, 2018, the date we adopted Topic 606, we capitalized $6.1 million in contract acquisition costs related to contracts that were not completed. The cumulative effect for contract acquisition costs was computed based on contracts in force as of December 31, 2017 using the average commission rates on both new business sales contracts, to be amortized over approximately two years, and the remaining sales contracts to be amortized over approximately one year. For costs incurred to obtain new business sales contracts, we will record these costs over an average customer life, which was determined using customer renewal rates; for the remaining sales contracts, we will record these costs over the weighted average contract term. For the year ended December 31, 2018, the Company recorded $10.1 million of expense related to the amortization of contract acquisition costs and there was no impairment loss incurred. During the year ended December 31, 2018 $1.2 million of contract acquisition costs were removed due to the sale of BioSpace and the RigLogix portion of the Rigzone business in the first quarter of 2018, the sale of Hcareers in the second quarter of 2018, and the transfer of majority ownership of the remaining Rigzone business to Rigzone management in the third quarter of 2018.

In accordance with Topic 606, the impact of adoption to our consolidated statements of operations was as follows:

	Year Ended December 31, 2018
(in thousand, except per share amounts	As Reported	Balance Without Adoption of Topic 606	Effect of Change-Higher (Lower)

Revenues	$161,570	$161,457	$113
Operating expenses	$153,247	$156,129	$(2,882)
Gain on sale of businesses	$3,369	$4,568	$(1,199)
Operating income	$11,692	$9,896	$1,796
Net income	$7,174	$5,827	$1,347

Basic earnings per share	$0.15	$0.12	$0.03
Diluted earnings per share	$0.14	$0.12	$0.02

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Topic 606, the impact of adoption to our consolidated balance sheets was as follows:

	As of December 31, 2018
(in thousands)	As reported	Balance Without Adoption of Topic 606	Effect of Change-Higher (Lower)

Assets
Capitalized contract assets	$7,939	$—	$7,939
Total Assets	$258,385	$250,446	$7,939

Liabilities & Stockholders Equity
Deferred revenue	$54,723	$54,610	$113
Deferred income taxes	$10,444	$8,450	$1,994
Total liabilities	$113,030	$110,923	$2,107
Stockholders equity
Accumulated earnings	$71,435	$65,603	$5,832
Total stockholders' equity	$145,355	$139,523	$5,832
Total liabilities & stockholders' equity	$258,385	$250,446	$7,939

In accordance with Topic 606, the impact of adoption to our consolidated statements of cash flows was as follows:

	Year Ended December 31, 2018
	As Reported	Balance Without Adoption of Topic 606	Effect of Change-Higher (Lower)
Cash flows from operating activities:
Net Income	$7,174	$5,827	$1,347
Adjustments to reconcile net income to net cash flows from operating activities:
Deferred income taxes	$2,699	$1,896	$803
Gain on sale of businesses, net	$(3,369)	$(4,568)	$1,199
Capitalized contract costs	$(3,236)	$—	$(3,236)
Deferred revenue	$(18,866)	$(18,753)	$(113)
Net cash flows from operating activities	$14,918	$14,918	$—

4.   SALE OF BUSINESSES
The Company transferred a majority ownership of the Rigzone business to Rigzone management on August 31, 2018. The Company retained a 40% common share interest in Rigzone. The Company incurred approximately $0.4 million in selling costs and recognized a $0.7 million loss on sale during the year ended December 31, 2018.
The Company sold the Hcareers business on May 22, 2018 for $16.5 million and incurred approximately $1.5 million in selling costs, with $1.7 million of the purchase price placed in escrow (recorded in prepaid and other current assets), to be released twelve months after the closing date, subject to the terms and conditions of the transaction agreement, including certain contingencies. Additionally, the Company recorded a receivable of $0.2 million (recorded in prepaid and other current assets) related to working capital to be released four months after the closing date, subject to the terms and conditions of the transaction agreement. As of December 31, 2018, working capital had not been finalized. Net cash proceeds of $14.0 million were received on the date of sale of Hcareers. As a result of the sale, a $0.8 million loss was recognized in the second quarter of 2018.
The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 for $4.2 million and incurred approximately $0.6 million in selling costs. $0.4 million of the purchase price was placed in escrow (recorded in prepaid and other current assets) and will be released twelve months after the closing date, subject to the terms and conditions of the transaction

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement. As a result of the sale, a $4.6 million gain was recognized in the first quarter of 2018. The gain on sale exceeded net proceeds as liabilities transferred in the transaction exceeded assets, primarily due to deferred revenues of $1.2 million.
The Company transferred a majority ownership of the BioSpace business to BioSpace management on January 31, 2018. The Company retained a preferred share interest in BioSpace, Inc., representing a 20% diluted interest. The Company incurred approximately $0.3 million in selling costs and recognized a $0.5 million loss on sale during the year ended December 31, 2018.
The Company sold the Health eCareers business on December 4, 2017 for $15.0 million and incurred approximately $0.6 million of selling costs. $1.5 million of the purchase price was placed in escrow (recorded in other current assets in the consolidated balance sheet) and will be released 18 months after the closing date, subject to the terms and conditions of the transaction agreement. Additionally, the Company recorded a receivable of $0.6 million (recorded in other current assets in the consolidated balance sheet) related to working capital, which was released during the first quarter of 2018. Net cash proceeds on the date of sale were $12.9 million. A $6.7 million gain on the sale of the business during the fourth quarter of 2017.
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
Impairment—The impairment review process for goodwill compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recorded for the excess of the carrying value over the fair value of the reporting unit. Fair values are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value.
During the third quarter of 2016, goodwill at the Energy reporting unit with a carrying value of $15.4 million was tested for impairment due to the decline in demand for energy professionals, stemming from persistently depressed oil prices. The Company recorded an impairment of goodwill of $15.4 million as of September 30, 2016, bringing goodwill at the Energy reporting unit to zero. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all the assets and liabilities of the reporting unit as if it had been acquired in a business combination. After assigning fair value to the assets and liabilities of

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the reporting unit, the implied fair value of goodwill resulted in an impairment of $15.4 million in the year ended December 31, 2016. The goodwill balance represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.

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

As required under FASB ASC 360, Impairment or Disposal of Long-Lived Assets, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. During 2017, the Company performed an in-depth review of the getTalent product and the market outlook due to slow sales of the product and the high cost of development. Based on the review, the Company determined the required investments to competitively position the product were too high. As a result, the product offering was canceled. The long-lived assets of getTalent were tested for recoverability. This process resulted in an impairment of capitalized website development costs of $9.3 million, which was recorded in the third quarter of 2017 and reduced the net book value of assets related to getTalent to zero. During 2016, the long-lived assets of the Energy reporting unit were tested for recoverability due to the downturn in the current and expected future financial performance of the reporting unit and an impairment charge of unamortized intangible assets of $2.2 million was recorded, which reduced the unamortized intangible assets at the Energy reporting unit to zero. Both getTalent (discontinued in the third quarter of 2017) and Energy (sold RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining business to Rigzone management on August 31, 2018) are included in Corporate & Other.

6.    FIXED ASSETS, NET
Fixed assets, net consist of the following as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Computer equipment and software	$8,954	$13,588
Furniture and fixtures	2,809	3,093
Leasehold improvements	2,890	3,199
Capitalized development costs	26,919	21,824
	41,572	41,704
Less: Accumulated depreciation and amortization	(25,682)	(25,557)
Fixed assets, net	$15,890	$16,147

7.    ACQUIRED INTANGIBLE ASSETS, NET
As a result of the sale of Hcareers (sold May 22, 2018), the Company disposed of all its remaining unamortized acquired intangible assets. Acquired intangible assets disposed of in conjunction with the sale had costs of $12.9 million and accumulated amortization of $6.7 million. Therefore, as of December 31, 2018, the net value of all finite-lived acquired intangible assets was zero.
As of December 31, 2018, the Company had an indefinite-lived acquired intangible asset of $39.0 million related to the Dice trademark and brand name. The Company evaluates the indefinite-lived acquired intangible asset for impairment on an annual basis. No impairment has been recorded during the twelve months ending December 31, 2018.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Indefinite Life on Trade Name
Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice.com trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2018 and 2017 resulted in the fair value of the Dice trademarks and brand name exceeding the carrying value by 2% and 4%, respectively.
Revenue attributable to the Dice trademarks and brand name have declined during the year ended December 31, 2018 due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Revenues related to the Dice trademarks and brand name declined 7% and 10% for the years ended December 31, 2018 and 2017, respectively, and declined 4% and 10% for the three months ended December 31, 2018 and 2017, respectively. The rate of revenue decline narrowed throughout 2018. Revenue projections for the year ended December 31, 2019 and beyond include a modest increase compared to the year ended December 31, 2018. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Cash flows attributable to the Dice trademarks and brand name declined during 2018 as a result of the lower revenue, as well as increased spending focused on new and enhanced products and consulting fees related to expense reduction strategies. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs, are projected to slightly decline for the year ended December 31, 2019 as compared to the year ended December 31, 2018 and then increase at levels that allow for modest operating margin improvements. If future cash flows attributable to the Dice trademark are not achieved, the Company could realize an impairment in a future period. The Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 6.0% based on comparable industry studies and improving operating margins and a discount rate of 15.3%.
The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. If projections are not achieved, the Company could realize an impairment in a future period.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    INDEBTEDNESS
Credit Agreement—In November 2018, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in November 2023, and replaces the previously existing credit agreement dated November 2015. The Credit Agreement provides for a revolving loan facility of $90 million (previously $150 million), with an Expansion Option up to $140 million, as permitted in the Credit Agreement. The Company borrowed $18 million to repay, in full, all outstanding indebtedness, including accrued interest, under the previous credit agreement and to pay certain costs associated with the Credit Agreement. Unamortized debt issuance costs of $0.2 million were recorded to interest expense at the time of reduction.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2018, the Company was in compliance with all of the financial covenants under the Credit Agreement.
The obligations under the Credit Agreement are guaranteed by two of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc and Targeted Job Fairs, Inc. and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.
Previous Credit Agreement—The Borrowers previously maintained an Amended and Restated Credit Agreement (the “Old Credit Agreement”), which was scheduled to mature in November 2020. The Old Credit Agreement, when entered into during November 2015, provided for a revolving loan facility of $250.0 million, which was subsequently reduced to $150.0 million, during August 2017, as permitted under the Old Credit Agreement. Unamortized debt issuance costs of $0.4 million were recorded to interest expense at the time of reduction.
Borrowings under the Old Credit Agreement accrued interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. There was no penalty for prepayment of this facility.
The amounts borrowed as of December 31, 2018 and 2017 are as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Amounts borrowed:
Revolving credit facility	$18,000	$42,000
Less: deferred financing costs, net of accumulated amortization of $25 and $1,529	(712)	(550)
Total borrowed	$17,288	$41,450

Available to be borrowed under revolving facility	$72,000	$108,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	2.25%
Actual interest rates	4.25%	3.88%
There are no scheduled payments until maturity of the Credit Agreement in November 2023.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases equipment and office space under operating leases expiring at various dates through December 2026. Future minimum lease payments under non-cancellable operating leases as of December 31, 2018 are as follows (in thousands):

2019	$4,244
2020	3,710
2021	3,097
2022	2,540
2023	2,300
2024 and thereafter	4,524
Total minimum payments	$20,415
Rent expense was $3.7 million, $4.9 million and $4.5 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in General and Administrative expense in the Consolidated Statements of Operations.
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
During the first quarter of 2018, the Company recorded a $1.0 million liability related to a class action lawsuit regarding the applicability of provisions of the Fair Credit Reporting Act (the "FCRA") to one of our products. The recorded liability reflects a tentative settlement, which upon execution and final approval by the court, will resolve all remaining claims subject to the lawsuit. The lawsuit was brought by Ian Douglas, individually, as a representative of the class and on behalf of the general public, against DHI Group, Inc. and Dice Inc. asserting six claims under the FCRA that the Company's Open Web profiles are "consumer reports" and Dice is a "consumer reporting agency" under the FCRA, including claims pursuant to the private right of action in 15 U.S.C. Section 1681n for alleged willful violations of the FCRA. The action was originally filed in a federal district court on July 26, 2017, but as part of the settlement process, the action has been re-filed and is pending in the Superior Court of Santa Clara County, California (Case No. 18CV331732). The parties have moved for preliminary approval of the settlement, which the court is scheduled to hear in March 2019.
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
10.    EQUITY TRANSACTIONS
Stock Repurchase Plans— In May 2018, the Board of Directors authorized a stock repurchase program that permits the purchase of up to $7 million of the Company's common stock through May 2019. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time. There were no stock repurchase plan in place during the year ended December 31, 2017. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors:

	VI	VII
Approval Date	December 2015	May 2018
Authorized Repurchase Amount of Common Stock	$50 million	$7 million
Effective Dates	December 2015 to December 2016	May 2018 to May 2019

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2018, 2017 and 2016 purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
Year Ended December 31, 2018	1,086,420	$1.82	$1,977,483
Year Ended December 31, 2017	—	$—	$—
Year Ended December 31, 2016	3,946,396	$7.27	$28,709,000
There were 26,337 unsettled share repurchases, which are included above in the number of shares purchased as of December 31, 2018. There were no unsettled shares repurchases as of December 31, 2017 and 2016.
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
Dividends—No dividends have been declared in 2018, 2017 or 2016. Our Credit Agreement limits our ability to declare and pay dividends. Refer to Note 8 “Indebtedness.”
Unclaimed Shareholder Liability—Prior to the third quarter of 2018, other long-term liabilities included $1.0 million due to former shareholders of the Company under a Joint Plan of Reorganization that was agreed to by the Company and two of its creditors, and confirmed by the U.S. Bankruptcy Court of the Southern District Court of New York on June 24, 2003. During the third quarter of 2018, the Company concluded the unclaimed amounts were no longer due and payable and further, such amounts represent additional equity of the Company. Accordingly, the Company reclassified $1.0 million from other long-term liabilities to additional paid-in capital during the third quarter of 2018.

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS
FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income (loss) be reported in a financial statement with the same prominence as other financial statements. The Company had no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2018, 2017, and 2016. The foreign currency translation adjustments impact comprehensive income (loss). Accumulated other comprehensive income (loss), net consists of the following components, net of tax (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2018	2017	2016
Foreign currency translation:
Balance at beginning of year	$(27,330)	$(32,276)	$(20,468)
Translation adjustments	(3,906)	4,946	(11,808)
Balance at end of year	$(31,236)	$(27,330)	$(32,276)

12.    DISPOSITION RELATED AND OTHER COSTS
In May 2017, the Company announced plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures included: BioSpace (transferred majority ownership to BioSpace management on January 31, 2018), Hcareers (sold May 22, 2018), Health eCareers (sold December 4, 2017), and Rigzone (sold the RigLogix portion of the Rigzone business on February 22, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). In connection with the planned divestitures and reorganization to the tech-focused strategy, the Company incurred certain costs, including severance and retention, lease exit, business closure, professional fees related to activist shareholders, search, financial advisory, and legal services, and other costs to further these strategic objectives.
The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

	Accrual at December 31, 2017	Expense	Cash Payments	Non-cash Impairment	Accrual at December 31, 2018
Severance and retention	$1,237	$3,191	$(3,339)	$—	$1,089
Professional fees and other costs	825	2,914	(2,468)	—	1,271
Lease exit and related asset impairment costs	—	1,514	(399)	(168)	947
Total disposition related and other costs	$2,062	$7,619	$(6,206)	$(168)	$3,307

	Accrual at December 31, 2016	Expense	Cash Payments	Accrual at December 31, 2017
Severance and retention	$—	$3,112	$(1,875)	$1,237
Professional fees	—	1,634	(809)	825
Total disposition related and other costs	$—	$4,746	$(2,684)	$2,062
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forfeitures. Previously, the Company estimated forfeitures that it expected would occur and recorded expense based upon the number of awards expected to vest.
The Company recorded stock based compensation expense of $6.6 million and $8.6 million in the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2016, the Company recorded $11.1 million, which included $0.9 million of accelerated compensation due to the sale of Slashdot Media as shown in Note 12. At December 31, 2018, there was $8.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.5 years.
In connection with the employment agreement for the Company's new Chief Executive Officer, the Company granted, as Inducement Grants Under NYSE Rule 303A.08, 1,750,000 restricted stock units during the second quarter of 2018 and 750,000 performance based restricted stock units during the fourth quarter of 2018 to the Company's new Chief Executive Officer.
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
The restricted stock vests in various increments either quarterly or on the anniversaries of each grant, subject to the recipient’s continued employment or service through each applicable vesting date. Vesting occurs over one year for Board members and over two to four years for employees.
A summary of the status of restricted stock awards as of December 31, 2018, 2017, and 2016 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2018		2017		2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,393,257	$5.48	2,226,375	$7.87	2,122,225	$8.54
Granted	4,087,342	$1.68	1,724,500	$4.05	1,302,375	$7.33
Forfeited	(439,750)	$4.20	(655,000)	$6.54	(327,750)	$8.17
Vested	(1,521,917)	$5.03	(902,618)	$7.89	(870,475)	$8.58
Non-vested at end of period	4,518,932	$2.32	2,393,257	$5.48	2,226,375	$7.87
PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. Under the first agreement, with grants during the years ended December 31, 2016 and 2017, the fair value of PSUs are measured using the Monte Carlo pricing model. The expense related to these PSUs are recorded over the vesting period. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed the total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of the initial grant less shares vested in performance periods one and two. As of December 31, 2018, there were 505,000 unvested shares related to this agreement.
Under the second agreement, the fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is based on the achievement of bookings targets during the year ended December 31, 2019, as defined in the agreement. The earned shares will vest one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period. There was no cash flow impact resulting from the grants.

The fair value of PSUs measured using the Monte Carlo pricing model utilized the following assumptions:

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017	2016
Weighted average fair value of PSUs granted	$5.38	$7.24
Dividend yield of DHI Group, Inc. stock	—%	—%
Dividend yield of Russell 2000 Index	1.4%	1.7%
Risk free interest rate	1.5%	0.9%
Volatility of DHI Group, Inc. stock	41.0%	33.5%
Volatility of Russell 2000 Index	16.7%	16.7%
A summary of the status of PSUs as of December 31, 2018, 2017, and 2016 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2018		2017		2016
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	760,003	$6.92	580,004	$8.02	415,000	$9.25
Granted	750,000	$1.58	397,500	$5.38	417,500	$7.24
Forfeited	(255,003)	$8.27	(217,501)	$7.04	(98,751)	$8.17
Vested	—	$—	—	$—	(153,745)	$9.13
Non-vested at end of period	1,255,000	$3.45	760,003	$6.92	580,004	$8.02
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the years ended December 31, 2018, 2017, and 2016.
A summary of the status of options previously granted as of December 31, 2018, 2017, and 2016, and the changes during the periods then ended is presented below:

	Year Ended December 31, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	1,101,875	$9.28	$—
Exercised	—	$—	$—
Forfeited	(774,875)	$9.67	—
Options outstanding at December 31	327,000	$8.35	$—
Exercisable at December 31	327,000	$8.35	$—

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	1,779,613	$8.46	$50,869
Exercised	(66,188)	$6.08	$12,821
Forfeited	(611,550)	$7.25	—
Options outstanding at December 31	1,101,875	$9.28	$—
Exercisable at December 31	1,076,155	$9.32	$—
Options expected to Vest at December 31	25,720	$7.43

	Year Ended December 31, 2016
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	2,673,512	$7.46	$5,485,248
Exercised	(641,710)	$4.37	$2,209,260
Forfeited	(252,189)	$8.20	—
Options outstanding at December 31	1,779,613	$8.46	$50,869
Exercisable at December 31	1,552,642	$8.52	$50,869

In connection with the Company’s sale of Slashdot Media, the Company accelerated the vesting of 130,375 shares of restricted stock and 24,001 stock options to certain former employees during the year ended December 31, 2016, the expense of which is recorded in Disposition Related and Other Costs in the Consolidated Statements of Operations.
The weighted-average remaining contractual term of options exercisable at December 31, 2018 is 1.5 years. The following table summarizes information about options outstanding as of December 31, 2018:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 7.00 - $ 7.99	155,000	2.1	155,000
$ 8.00 - $ 8.99	92,000	0.8	92,000
$ 9.00 - $ 9.99	80,000	1.1	80,000
	327,000		327,000

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    INCOME TAXES
Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$71	$168
Capital loss carryforward	5,263	—
Allowance for doubtful accounts	145	272
Provision for accrued expenses and other, net	1,621	1,300
Stock based compensation	2,603	3,770
Deferred revenue	537	920
Tax credit carryforward	272	—
	10,512	6,430
Less valuation allowance	5,305	224
Deferred tax asset, net of valuation allowance	5,207	6,206
Deferred tax liabilities:
Acquired intangibles	(10,374)	(10,933)
Depreciation of fixed assets	(3,291)	(3,049)
Capitalized contract costs	(1,850)	—
Deferred tax liabilities	(15,515)	(13,982)
Net deferred tax liability	$(10,308)	$(7,776)
Recognized in Consolidated Balance Sheets:
Deferred tax asset	136	469
Deferred tax liability	(10,444)	(8,245)
Net deferred tax liability	$(10,308)	$(7,776)
The Company had deferred tax assets of $0.1 million and $0.2 million, respectively, at December 31, 2018 and 2017 related to net operating loss carryforwards; $5.3 million at December 31, 2018 related to capital loss carryforwards; and $0.3 million at December 31, 2018 related to tax credit carryforwards. The Company had no capital loss or tax credit carryforwards at December 31, 2017. The net operating losses expire in various years through 2037 and the capital losses expire in 2023. The tax credit carryforward period is indefinite. The Company has recorded valuation allowances of $5.3 million and $0.2 million, respectively, at December 31, 2018 and 2017 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.
Tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Current income tax expense (benefit):
Federal	$(1,299)	$1,984	$5,048
State	(119)	(285)	931
Foreign	1,570	1,504	2,259
Current income tax expense	152	3,203	8,238
Deferred income tax expense (benefit):
Federal	1,387	(207)	(891)
State	104	329	192
Foreign	785	94	(2,260)
Deferred income tax expense (benefit)	2,276	216	(2,959)
Income tax expense	$2,428	$3,419	$5,279

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	$2,016	$6,789	$(42)
Gain (loss) on sale of businesses	(6,111)	(1,571)	—
Stock-based compensation	2,112	1,414	—
Nondeductible impairment	—	—	5,287
State taxes, net of federal effect	(38)	35	756
Difference between foreign and U.S. rates	(102)	(1,054)	297
Change in accrual for unrecognized tax benefits	(1,179)	1,003	(923)
U.S. tax on global intangible low-taxed income, net of credits	229	—	—
Executive compensation	126	—	—
Currency translation gains	219	—	—
Gross tax on foreign dividend	—	275	5,084
Foreign tax credits	—	(275)	(4,244)
U.S. transition tax on foreign earnings	368	2,962	—
Federal rate change impact on deferred tax liabilities	—	(3,281)	—
Research and development tax credits	(481)	(1,764)	(173)
Change in valuation allowances	5,117	(780)	(713)
Other	152	(334)	(50)
Income tax expense	$2,428	$3,419	$5,279
Effective tax rate	25.3%	17.6%	(4,436.1)%

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

Subsequent to enactment of the TCJA in December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance regarding accounting for the TCJA’s impact. SAB 118 required companies to recognize those tax items for which accounting had been completed. For items whose accounting had not been completed, companies were required to recognize provisional amounts to the extent they were reasonably estimable, with subsequent adjustments over a measurement period as more information was available and calculations were finalized. The measurement period provided in SAB 118 concluded as of December 2018.

As of December 31, 2017, the Company applied the guidance of SAB 118 and recorded a provisional decrease of $3.3 million in its deferred tax liabilities to reflect the new U.S. statutory rate of 21%; and recorded a liability of $3.0 million less tax credits of $1.4 million for a $1.6 million provisional estimate of the transition tax on the deemed repatriation of foreign earnings.

In the year ended December 31, 2018, the Company completed its analysis of the impact of the TCJA on its deferred tax liabilities and its transition tax liability. No change was made to the provisional adjustment of the deferred tax liabilities. For the transition tax, the Company recognized a measurement-period adjustment on the basis of revised foreign earnings computations and additional guidance issued by U.S. federal and state tax authorities. The adjustment increased the transition tax liability to $2.0 million, resulting in tax expense of $0.4 million.

The Company had asserted as of December 31, 2016 that with the exception of its Canada subsidiary, all unremitted earnings of foreign subsidiaries were indefinitely reinvested outside the U.S. As of December 31, 2017, the Company indicated that it was evaluating the impact of the TCJA on the Company's existing accounting position with regard to indefinite reinvestment, including an analysis of the potential U.S. and foreign tax liabilities that could result from future repatriations. The Company completed this

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evaluation in the year ended December 31, 2018 and made no change to its indefinite reinvestment position. The Company also sold its Canada subsidiary during 2018. As of December 31, 2018, undistributed earnings of all foreign subsidiaries will continue to be indefinitely reinvested outside the U.S., and taxes that would result from distributions have not been provided as determination of the deferred tax liability is not practicable.

The TCJA established new rules designed to tax U.S. companies on global intangible low-taxed income ("GILTI") earned by foreign subsidiaries. Companies can make an accounting policy election either to recognize deferred taxes for temporary basis differences related to GILTI; or to recognize tax expense as current period cost in the period when the tax related to GILTI is incurred. As of December 31, 2017, the Company indicated that it was evaluating its policy election alternatives and the impact of GILTI on tax expense. The Company completed this evaluation in the year ended December 31, 2018 and elected to treat tax expense related to GILTI as a current period cost. The Company determined its GILTI liability for 2018 to be $0.4 million less tax credits of $0.2 million, resulting in tax expense of $0.2 million.

The Company recorded impairment charges of zero, $2.2 million, and $24.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. Of the total impairment, the amount relating to non-deductible goodwill in 2016 was $15.4 million, which caused tax expense to exceed the expected expense at statutory tax rates by $5.3 million. The amount of non-deductible goodwill was zero in 2018 and 2017.

Prior to December 2016, the Company had asserted under ASC 740-30 that all unremitted earnings of its foreign subsidiaries were indefinitely invested. The Company evaluates this assertion based on a number of factors, including the operating plans, budgets, and forecasts for both the Company and its foreign subsidiaries; the long-term and short-term financial requirements in the U.S. and in each foreign jurisdiction; and the tax consequences of any decision to repatriate earnings of foreign subsidiaries to the U.S. In the fourth quarter of 2016, the Company evaluated a tax planning strategy related to the utilization of foreign tax credits on its U.S. federal tax return. Absent the strategy, the Company believed that it would not realize any of the credits during the allowable carryforward period under U.S. law. The Company concluded in December 2016 that it would implement the strategy, thus impacting the tax consequences of repatriation by enabling greater utilization of foreign tax credits. As a result, the Company changed its assertion regarding the indefinite reinvestment of its Canada subsidiary’s foreign earnings, but did not change its assertion with regard to the undistributed earnings of all other foreign subsidiaries. The Company recorded a tax liability of $0.8 million at December 31, 2016 reflecting the repatriation of $16.4 million from Canada to the U.S. All cumulative earnings of the Canada subsidiary through December 31, 2016 were distributed, so no additional accrual for deferred taxes related to earnings of the Canada subsidiary was required. The Company also recorded a tax benefit of $0.7 million in the year ended December 31, 2016 to record the partial release of a valuation allowance related to its foreign tax credit carryforwards.

An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2018 and 2017, the Company has recorded a liability of $1.7 million and $2.9 million, respectively, which consists of unrecognized tax benefits of $1.4 million and $2.5 million, respectively, and estimated accrued interest and penalties of $0.3 million and $0.4 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2018, 2017 and 2016, interest expense (income) and penalties recorded in the Consolidated Statements of Operations were $(61,000), $(41,000) and $(86,000), respectively. Following is a reconciliation of the amounts of unrecognized tax benefits, net of tax and excluding interest and penalties, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Unrecognized tax benefits—beginning of period	$2,539	$2,153	$2,989
Increases in tax positions related to current year	330	278	117
Increases in tax positions related to prior year	—	646	—
Decreases in tax positions related to prior year	(9)	—	(43)
Settlements with taxing authorities	(838)	—	—
Lapse of statute of limitations	(600)	(538)	(910)
Unrecognized tax benefits—end of period	$1,422	$2,539	$2,153
The foregoing table indicates unrecognized tax benefits, net of tax and excluding interest and penalties. The balance of gross unrecognized benefits was $1.5 million, $2.7 million, and $2.9 million at December 31, 2018, 2017 and 2016, respectively. If the unrecognized tax benefits at December 31, 2018, 2017 and 2016 were recognized in full, tax benefits of $1.7 million, $2.9 million and $2.5 million, respectively, would affect the effective tax rate.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the U.S. and various foreign jurisdictions. The Company is generally no longer subject to examinations by U.S. federal tax authorities for tax years prior to 2015, or by U.S. state and foreign authorities for tax years prior to 2014. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized by the end of 2019 as a result of a lapse of the statute of limitations.

15.    EMPLOYEE SAVINGS PLAN
The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $1.3 million, $1.7 million, and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, to match employee contributions to the Savings Plan.

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
The Company has other services and activities that individually are not significant in relation to consolidated revenues, operating income or total assets. These include Slashdot Media (business sold in the first quarter of 2016), Hcareers (sold May 22, 2018), Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), BioSpace (transferred majority ownership to BioSpace management on January 31, 2018) (each formerly in the Global Industry Group segment), and getTalent (discontinued in the third quarter of 2017) services, which are recorded in the "Corporate & Other" category, along with corporate-related costs which are not considered in a segment.
The Company’s foreign operations are comprised of the Dice Europe operation (ceased operations on August 31, 2018) and a portion of the eFinancialCareers and Rigzone services (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), which operate in Europe, the financial centers of the gulf region of the Middle East and Asia Pacific. The Company’s foreign operations also include Hcareers (sold on May 22, 2018), which operated in Canada. Revenue by geographic region, as shown in the table below, is based on the location of each of the Company’s subsidiaries.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information (in thousands):

	2018	2017	2016
By Segment:
Revenues:
Tech-focused	$152,258	$158,398	$170,599
Healthcare	—	24,354	27,066
Corporate & Other	9,312	25,198	29,305
Total revenues	$161,570	$207,950	$226,970

Depreciation:
Tech-focused	$8,942	$6,868	$7,060
Healthcare	—	1,625	2,089
Corporate & Other	338	1,259	700
Total depreciation	$9,280	9,752	$9,849

Amortization:
Tech-focused	$—	$132	$1,923
Healthcare	—	596	835
Corporate & Other	482	1,410	4,029
Total amortization	$482	$2,138	$6,787

Operating income (loss):
Tech-focused	$26,851	$38,462	$54,066
Healthcare	—	(1,507)	(929)
Corporate & Other	(15,159)	(14,090)	(49,746)
Operating income	11,692	22,865	3,391
Interest expense	(2,054)	(3,445)	(3,481)
Other expense	(36)	(23)	(29)
Income (loss) before income taxes	$9,602	$19,397	$(119)

Capital expenditures:
Tech-focused	$10,060	$10,481	$7,545
Healthcare	—	1,160	1,113
Corporate & Other	221	1,914	2,756
Total capital expenditures	$10,281	$13,555	$11,414

	2018	2017	2016
By Geography:
Revenues:
United States	$121,097	$154,406	$167,855
United Kingdom	15,665	22,247	23,969
EMEA, APAC and Canada (1)	24,808	31,297	35,146
Non-United States	40,473	53,544	59,115
Total revenues	$161,570	$207,950	$226,970

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018	December 31, 2017	December 31, 2016
Total assets:
Tech-focused	$251,860	$266,390	$263,462
Healthcare	—	—	14,375
Corporate & Other	6,525	29,328	32,258
Total assets	$258,385	$295,718	$310,095

The following table shows the carrying amount of goodwill by segment as of December 31, 2017 and 2018 and the changes in goodwill for the years ended (in thousands):

	Tech-focused	Healthcare	Corporate & Other	Total
Goodwill at January 1, 2017	$152,162	$6,269	$13,314	$171,745
Foreign currency translation adjustment	5,315	—	—	5,315
Sale of business	—	(6,269)	—	(6,269)
Goodwill at December 31, 2017	$157,477	$—	$13,314	$170,791
Foreign currency translation adjustment	(3,503)	—	—	(3,503)
Sale of business	—	—	(13,314)	(13,314)
Goodwill at December 31, 2018	$153,974	$—	$—	$153,974

Goodwill at December 31, 2018
Goodwill	$153,974	$—	$—	$153,974
Accumulated impairment losses	—	—	—	—
	$153,974	$—	$—	$153,974
The annual impairment tests for the Tech-focused reporting unit, which were performed as of October 1, 2018 and 2017, resulted in the fair value of the reporting unit exceeding the carrying value by 40% and 1%, respectively. The increased fair value as compared to the carrying value is primarily driven by improved operating results and projections and a reduction in the estimated tax rate from 36% at October 1, 2017 to 26% and October 1, 2018. Results for the Tech-focused reporting unit for the fourth quarter of 2018 and estimated future results as of December 31, 2018 are consistent with the October 1, 2018 analysis.  As a result, the Company believes it is not more likely than not that the fair value of the reporting units is less than the carrying value as of December 31, 2018. Therefore, no interim impairment testing was performed as of December 31, 2018.
The amount of goodwill as of December 31, 2018 allocated to the Tech-focused reporting unit was $154.0 million. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results.  The discount rate applied for the Tech-focused reporting unit was 14.3%  An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.
The Tech-focused reporting unit has gone through a period of revenue declines, resulting from competition in the U.S. as well as market slowness in the U.K. due to Brexit. These disruptions and uncertainties could decrease demand for finance and technology professionals in the markets we serve. This decline in demand and any future declines in demand could significantly decrease the use of our finance and technology industry job posting websites and related services, which may adversely affect the Tech-focused reporting unit's financial condition and results of operations. If recruitment activity is slow in the industries in which we operate during 2019 and beyond, our revenues and results of operations may be negatively impacted. As a result of these factors, in the fourth quarter, the Company further evaluated the fair value of the Tech-focused reporting unit and believes it is not more likely than not that the fair value is less than the carrying value. If events and circumstances change resulting in significant

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.
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

17.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. In 2016 shares issuable from stock-based awards of $0.8 million were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	2018	2017	2016
Income (loss) from continuing operations—basic and diluted	$7,174	$15,978	$(5,398)

Weighted-average shares outstanding—basic	48,520	47,908	48,319
Add shares issuable from stock-based awards	1,085	322	—
Weighted-average shares outstanding—diluted	49,605	48,230	48,319

Basic earnings (loss) per share	$0.15	$0.33	$(0.11)
Diluted earnings (loss) per share	$0.14	$0.33	$(0.11)

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 2018 and 2017:

	For the Three Months Ended
	March 31 [1]	June 30 [2]	September 30 [3]	December 31
	(in thousands, except per share amounts)
2018
Revenues	$43,071	$41,595	$38,917	$37,987
Total operating expenses	40,861	39,686	37,085	35,615
Other operating income (loss)	4,639	(839)	(365)	(66)
Operating income	$6,849	$1,070	$1,467	$2,306

Net income (loss)	$3,503	$(205)	$930	$2,946
Basic earnings per common share	$0.07	$—	$0.02	$0.06	[4]
Diluted earnings per common share	$0.07	$—	$0.02	$0.06	[4]

2017
Revenues	$52,190	$52,400	$52,424	$50,936
Total operating expenses	47,895	48,398	49,886	48,898
Other Operating Income	$—	$—	$—	$9,992	[5]
Operating income (loss)	$4,295	$4,002	$2,538	$12,030

Net income (loss)	$1,340	$1,822	$1,058	$11,758
Basic earnings (loss) per common share	$0.03	$0.04	$0.02	$0.24	[4]
Diluted earnings (loss) per common share	$0.03	$0.04	$0.02	$0.24	[4]

[1]	Majority ownership of the BioSpace business was transferred to BioSpace management on January 31, 2018 and the RigLogix portion of the Rigzone business was sold on February 20, 2018.

[2]	The Hcareers business was sold on May 22, 2018.

[3]	Majority ownership of the remaining Rigzone business was transferred to Rigzone management and Dice Europe ceased operations on August 31, 2018.

[4]	The sum of the quarter may not equal the full year amount.

[5]	Includes gain on sale of Health eCareers of $6.7 million and proceeds from restitution award of $3.3 million related to the OilPro legal matter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2018 and has issued a report regarding its assessment included herein.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of DHI Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DHI Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 7, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
February 7, 2019

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by Item 10 will be set forth in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders (the "Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2018 and is incorporated herein by reference.
As previously announced, Art Zeile became the Company's President, Chief Executive Officer in April 2018. Prior to Mr. Zeile's joining the Company, Michael Durney served as the Company's President and Chief Executive Officer until March 31, 2018.
Executive Officers of the Company
Set forth below is information relating to the Company’s executive officers as of February 7, 2019.

Name	Age	Position
Art Zeile	55	President and Chief Executive Officer
Luc Grégoire	59	Chief Financial Officer
Klavs Miller	49	Chief Technology Officer
Christian Dwyer	51	Chief Product Officer
Michelle Marian	53	Chief Marketing Officer
Ian Shepherd	53	Chief Revenue Officer
Pam Bilash	60	Senior Vice President, Human Resources
Brian P. Campbell	54	Senior Vice President, Corporate Development and General Counsel
Art Zeile has been President and Chief Executive Officer, as well as a director of the Company since April 2018. Prior to joining DHI, Art co-founded HOSTING, a cloud computing services company and served as its Chief Executive Officer from 2008 until 2016. At HOSTING, Art formulated a strategy for a rollup of cloud services companies in the U.S. and focused on managing security and compliance for mission critical web applications. Earlier in his career, Art served as CEO of QTC Management Inc, a healthcare technology company, from 2006 to 2007. Prior to joining QTC Management, Art co-founded Inflow Inc., a public data center company, and Link-VTC, one of the first companies to deliver videoconferencing services. Art earned a bachelor's degree in Astronautical Engineering from the U.S. Air Force Academy and served in the United States Air Force from 1988 until 1993. Art also received a master's degree in public policy from Harvard University.
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
Klavs Miller is Chief Technology Officer and previously served as Senior Vice President, Technology since January 2014, after joining the Company through its acquisition of onTargetjobs where Mr. Miller served as the Chief Information Officer since 2011. He oversees the Company’s technology-related functions, including enterprise R&D, operations, support and infrastructure. Mr. Miller started his career as a software engineer in the early 1990s, followed by various technical and management positions with international ERP company, Baan. Since then, he has held a number of senior management positions with various technology and software companies, such as InfoNow, Vericept and Quark. He holds a B.S. in Electrical Engineering from Vestjysk Teknikum, Denmark.
Christian Dwyer is the Chief Product Officer, joining the Company in September 2018. Mr. Dwyer oversees the product strategy, development and expansion of DHI products including Dice, ClearanceJobs and eFinancialCareers. Prior to joining DHI, Mr. Dwyer served as the Executive Vice President of Product Management at HealthGrades, where he led product strategy, product development and business development across consumer web, mobile and native applications. He previously served as Senior Vice President and General Manager at AOL/MapQuest, where he successfully repositioned the business for growth by establishing partnership alliances and scaling new products across web and mobile applications. Earlier in his career he held leadership positions at Navidec and Carpoint.com. Mr. Dwyer serves as a board member for the Colorado Technology Association. He earned an M.S.

in Finance from the University of Colorado at Denver and a B.A. in Business Economics from the University of California at Santa Barbara.

Michelle Marian is the Chief Marketing Officer, joining the Company in October 2018. Ms. Marian leads DHI’s global marketing organization with responsibility for its digital marketing strategy, demand generation and branding. Prior to joining DHI, Ms. Marian was the Head of Global Digital Marketing at Crocs, where she was responsible for driving new customer growth and a data-driven customer centric approach to eCommerce. Prior to Crocs, she served as the Vice President of Marketing at Shopathome.com, defining the marketing strategy and execution of customer acquisition and engagement initiatives at the company. Earlier in her career, Ms. Marian held executive marketing positions at Webroot, Safeway, and AOL. Ms. Marian holds a Masters of International Business Studies from the University of South Carolina and a B.S. in International Business & Marketing from the University of Colorado at Boulder.
Ian Shepherd is the Chief Revenue Officer. Mr. Shepherd joined DHI in September 2017 as Executive Vice President of Sales and became the Chief Revenue Officer in June 2018. Mr. Shepherd is responsible for driving the growth agenda for the Company strategy and leading direct and indirect sales across the globe. Prior to joining the Company, Mr. Shepherd served as the Senior Vice President of North American Enterprise Sales at Monster Worldwide. Mr. Shepherd has an extensive history of leading global sales operations at a number of SaaS-based and public companies. In 2013, he served as Senior Vice President of sales at Automic Software and prior to that was Group Vice President at Oracle.  Mr. Shepherd holds a B.A. degree in economics from the University of Manitoba.
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
Brian P. Campbell is the Senior Vice President, Corporate Development, General Counsel and Corporate Secretary of DHI Group, Inc. He served as Vice President, Business and Legal Affairs at DHI since June 2003, after joining our predecessor, Dice Inc. in January 2000. Mr. Campbell is responsible for managing our legal affairs, including intellectual property, mergers and acquisitions, strategic alliances, corporate securities, real estate, litigation and employment law, as well as corporate development and supervising outside counsel. Mr. Campbell also oversees our privacy initiatives. Prior to joining the Company, Mr. Campbell served as Vice President, General Counsel and Corporate Secretary at CMP Media, where he worked since 1995. From 1988 to 1995, Mr. Campbell worked as a Corporate Associate at the law firm of Mudge, Rose, Guthrie, Alexander and Ferdon. Mr. Campbell is the Immediate Past President of the New York City Chapter of the Association of Corporate Counsel, where he has served on the Board of Directors for six years and has been a member for over twenty years. He earned a J.D. from St. John’s University School of Law and a B.A. from the University of Virginia.
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

2.1
Share Purchase Agreement, dated as of May 22, 2018, by and among DHI Group, Inc., OnTargetJobs Canada, Inc. and Virgil AcquisitionCo Inc. (incorporated by reference from Exhibit 2.1 to Company's Current Report on Form 8-K (File No. 001-33584) filed on May 29, 2018).

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

10.8†
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-33584) filed on April 29, 2015).

10.9†
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

10.11†
Separation Agreement, dated as November 1, 2017, by and between DHI Group, Inc. and Michael P Durney (incorporated by reference from Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 207 (File No. 001-33584) filed on February 12, 2018).

10.12†
Separation Agreement dated as of February 9, 2018 between eFinancialCareers Limited and James Bennett (incorporated by reference from Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-33584) filed on February 12, 2018).

10.13†
Employment Agreement, dated as of January 31, 2000, and amended as of March 1, 2001, between Earthweb Inc. and Brian Campbell (incorporated by reference from Exhibit 10.7 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on July 11, 2007).

10.14†
Employment Agreement, dated as of June 20, 2005 between eFinancialCareers Limited and John Benson (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2008 (File No. 001-33584) filed on May 7, 2008).

10.15†
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

10.19*
Second Amended and Restated Credit Agreement dated as of November 14, 2018, among DHI Group, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and BMO Harris Bank N.A., as co-syndication agents and TD Bank, N.A., as documentation agent.

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

10.22†
Employment Agreement and Addendum to Employment Agreement dated as of April 9, 2018 between DHI Group, Inc., Dice Inc. and Art Zeile (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-33584) filed on August 2, 2018).

10.23†	Employment Agreement and Addendum to Employment Agreement dated as of September 9, 2018 between DHI Group, Inc. and Christian Dwyer.
10.24*†	Employment Agreement and Addendum to Employment Agreement dated as of September 25, 2018, between DHI Group, Inc. and Michelle Marian.
21.1*	Subsidiaries of the Registrant.
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
†	Identifies a management contract or compensatory plan or arrangement.
(b)	Financial Statement Schedules.

Page
Schedule II—Consolidated Valuation and Qualifying Accounts	94

Item 16. Form 10-K Summary
None.

SCHEDULE II
DHI GROUP, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2016, 2017 and 2018
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2016	$2,945	$1,435	$(1,199)	$3,181
Year ended December 31, 2017	3,181	1,556	(3,049)	1,688
Year ended December 31, 2018	1,688	1,069	(2,110)	647
Deferred tax valuation allowance:
Year ended December 31, 2016	$1,746	$(713)	$—	$1,033
Year ended December 31, 2017(1)	1,033	(809)	—	224
Year ended December 31, 2018(2)	224	5,081	—	5,305
____________________

(1)	Reduction primarily due to utilization of foreign tax credits.

(2)	Increase primarily due to valuation allowance for tax capital loss carryforward resulting from Rigzone sale.

 See notes to the DHI Group, Inc. consolidated financial statements included elsewhere herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 7, 2019	DHI Group, Inc.
		By:	/S/ Art Zeile
Art Zeile
President and Chief Executive Officer
(on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Art Zeile	President, Chief Executive Officer and Director	February 7, 2019
Art Zeile	(Principal Executive Officer)

/S/ Luc Grégoire	Chief Financial Officer	February 7, 2019
Luc Grégoire	(Principal Financial and Accounting Officer)

/S/ John W. Barter	Chairman and Director	February 7, 2019
John W. Barter

/S/ Carol Carpenter	Director	February 7, 2019
Carol Carpenter

/S/ Golnar Sheikholeslami	Director	February 7, 2019
Golnar Sheikholeslami

/S/ Brian Schipper	Director	February 7, 2019
Brian Schipper

/S/ Burton Goldfield	Director	February 7, 2019
Burton Goldfield

/S/ Jim Friedlich	Director	February 7, 2019
Jim Friedlich

/S/ Jennifer Deason	Director	February 7, 2019
Jennifer Deason