Form 10-Q
period 2019-03-31
DHI GROUP, INC.
filed 2019-05-02
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2019
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
As of April 26, 2019, there were 55,036,008 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018
	Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2019 and 2018
	Condensed Consolidated Statements of Stockholders' Equity for the three month periods ended March 31, 2019 and 2018
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018
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

PART I
ITEM 1. Financial Statements

DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$4,694	$6,472
Accounts receivable, net of allowance for doubtful accounts of $694 and $647	25,157	22,850
Income taxes receivable	662	2,203
Prepaid and other current assets	6,545	7,330
Total current assets	37,058	38,855
Fixed assets, net	16,646	15,890
Acquired intangible assets, net	39,000	39,000
Capitalized contract costs	7,259	7,939
Goodwill	155,382	153,974
Deferred income taxes	143	136
Operating lease right-of-use asset	17,533	—
Other assets	2,555	2,591
Total assets	$275,576	$258,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,532	$25,030
Operating lease liabilities	3,926	—
Deferred revenue	59,954	54,723
Income taxes payable	1,128	1,168
Total current liabilities	82,540	80,921
Long-term debt, net	16,325	17,288
Deferred income taxes	10,402	10,444
Deferred revenue	1,058	1,363
Accrual for unrecognized tax benefits	1,801	1,680
Operating lease liabilities	14,250	—
Other long-term liabilities	385	1,334
Total liabilities	126,761	113,030
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 69,535 and 87,522 shares, respectively; outstanding: 54,945 and 53,396 shares, respectively	697	876
Additional paid-in capital	222,981	383,123
Accumulated other comprehensive loss	(29,820)	(31,236)
Accumulated earnings	73,023	71,435
Treasury stock, 14,590 and 34,126 shares, respectively	(118,066)	(278,843)
Total stockholders’ equity	148,815	145,355
Total liabilities and stockholders’ equity	$275,576	$258,385
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues	$37,120	$43,071
Operating expenses:
Cost of revenues	3,825	5,157
Product development	4,196	5,463
Sales and marketing	14,279	16,267
General and administrative	7,928	10,382
Depreciation	2,425	2,290
Amortization of intangible assets	—	291
Disposition related and other costs (Note 13)	875	1,011
Total operating expenses	33,528	40,861
Gain on sale of businesses, net (Note 4)	—	4,639
Operating income	3,592	6,849
Interest expense and other	(105)	(546)
Other expense	—	(9)
Income before income taxes	3,487	6,294
Income tax expense	1,899	2,791
Net income	$1,588	$3,503

Basic earnings per share	$0.03	$0.07
Diluted earnings per share	$0.03	$0.07

Weighted-average basic shares outstanding	48,103	48,258
Weighted-average diluted shares outstanding	50,330	48,974
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$1,588	$3,503

Foreign currency translation adjustment	1,416	2,322
Total other comprehensive income	1,416	2,322
Comprehensive income	$3,004	$5,825
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	87,522	$876	$383,123	34,126	$(278,843)	$71,435	$(31,236)	$145,355
Net income								1,588		1,588
Other comprehensive income (loss)									1,416	1,416
Stock based compensation					1,458					1,458
Restricted stock issued			1,456	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(113)	(1)		214	(532)			(533)
Performance-Based Restricted Stock Units eligible to vest			680	7						7
Performance-Based Restricted Stock Units forfeited			(10)	—						—
Retirement of treasury stock (see Note 12)			(20,000)	(200)	(161,600)	(20,000)	161,800			—
Purchase of treasury stock under stock repurchase plan						250	(491)			(491)
Balance at March 31, 2019	—	$—	69,535	$697	$222,981	14,590	$(118,066)	$73,023	$(29,820)	$148,815

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2017	—	$—	83,125	$831	$375,537	32,645	$(276,173)	$59,776	$(27,330)	$132,641
Net income								3,503		3,503
Other comprehensive income (loss)									2,322	2,322
Stock based compensation					2,510					2,510
Restricted stock issued			1,507	16						16
Restricted stock forfeited or withheld to satisfy tax obligations			(91)	(1)		188	(325)			(326)
Cumulative-effect of new accounting principle								4,485		4,485
Balance at March 31, 2018	—	$—	84,541	$846	$378,047	32,833	$(276,498)	$67,764	$(25,008)	$145,151

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,588	$3,503
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	2,425	2,290
Amortization of intangible assets	—	291
Deferred income taxes	(55)	82
Amortization of deferred financing costs	37	49
Stock based compensation	1,458	2,509
Change in accrual for unrecognized tax benefits	121	220
Gain on sale of businesses, net	—	(4,639)
Changes in operating assets and liabilities:
Accounts receivable	(2,209)	10,956
Prepaid expenses and other assets	376	1,070
Capitalized contract costs	708	(1,398)
Accounts payable and accrued expenses	(7,619)	(6,007)
Income taxes receivable/payable	1,496	1,676
Deferred revenue	4,785	(3,745)
Other, net	127	61
Net cash flows from operating activities	3,238	6,918
Cash flows from (used in) investing activities:
Net cash received from sale of businesses	—	3,520
Purchases of fixed assets	(3,052)	(1,825)
Net cash flows from (used in) investing activities	(3,052)	1,695
Cash flows used in financing activities:
Payments on long-term debt	(15,000)	(6,000)
Proceeds from long-term debt	14,000	2,000
Payments under stock repurchase plan	(491)	—
Purchase of treasury stock related to vested restricted stock units	(532)	(325)
Net cash flows used in financing activities	(2,023)	(4,325)
Effect of exchange rate changes	59	(149)
Net change in cash for the period	(1,778)	4,139
Cash, beginning of period	6,472	12,068
Cash, end of period	$4,694	$16,207

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report on Form 10-K”). Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard has requirements on how to account for leases by both the lessee and the lessor and adds clarification for what constitutes a lease, among other items. The updated standard became effective for fiscal years beginning after December 15, 2018 and interim periods the following year. The new standard must be applied using a modified retrospective transition. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. DHI has implemented the new standard effective January 1, 2019, under the modified retrospective method with the available practical expedients. Adoption of this standard has resulted in a right-of-use asset of $17.2 million, net of accrued rent and lease exit costs, and related operating lease liability of $18.0 million being established on the Company's balance sheet as of January 1, 2019, with no cumulative-effect adjustments to retained earnings. Right-of-Use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make payments arising from the lease.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has implemented processes and tools to assist in the ongoing lease data collection and analysis, and has updated accounting policies and internal controls as a result of adopting this standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current "incurred loss" model with an "expected loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of a financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. The Company is evaluating the expected impact of this standard on its consolidated financial statements.

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

3.    REVENUE RECOGNITION

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and will continue to be reported under the accounting standards in effect for the period presented.

We recorded a net increase to opening retained earnings of $4.5 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606.

The Company recognizes revenue when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts ratably over the service period. Customer billings delivered in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from recruitment packages, advertising, classifieds, data services, and career fair and recruitment event booth rentals.

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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Tech-Focused	Other	Total	Tech-Focused	Other	Total
Dice	$23,146	$—	$23,146	$23,282	$—	$23,282
ClearanceJobs	5,782	—	5,782	4,804	—	4,804
eFinancial Careers	8,192	—	8,192	8,563	—	8,563
Dice Europe (1)	—	—	—	1,292	—	1,292
Hcareers (2)	—	—	—	—	3,393	3,393
Rigzone (2)	—	—	—	—	1,525	1,525
BioSpace (2)	—	—	—	—	212	212
Total	$37,120	$—	$37,120	$37,941	$5,130	$43,071

(1) The Company ceased Dice Europe operations on August 31, 2018.
(2) The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018. Hcareers was sold on May 22, 2018 and the Company transferred majority ownership of BioSpace to BioSpace management on January 31, 2018.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of March 31, 2019	As of December 31, 2018

Receivables	$25,157	$22,850
Short-term contract liabilities (deferred revenue)	59,954	54,723
Long-term contract liabilities (deferred revenue)	1,058	1,363

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

During the three months ended March 31, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$24,933	$31,984

Transaction price allocated to the remaining performance obligations

Under the guidance of Topic 606, the following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2019	2020	2021	Total
Tech-focused	$56,424	$4,529	$59	$61,012

4. SALE OF BUSINESSES

The Company transferred a majority ownership of the Rigzone business to Rigzone management on August 31, 2018. The Company retained a 40% common share interest in Rigzone. The Company incurred approximately $0.4 million in selling costs and recognized a $0.4 million loss on sale in the third quarter of 2018.

The Company sold the Hcareers business on May 22, 2018 for $16.5 million and incurred approximately $1.5 million in selling costs, with $1.7 million of the purchase price placed in escrow (recorded in prepaid and other current assets), to be released twelve months after the closing date, subject to the terms and conditions of the transaction agreement, including certain contingencies. Additionally, the Company recorded a receivable of $0.2 million (recorded in prepaid and other current assets) related to working capital, subject to the terms and conditions of the transaction agreement. As of March 31, 2019, working capital had not been finalized. Net cash proceeds of $14.0 million were received on the date of sale of Hcareers. As a result of the sale, a $0.8 million loss was recognized in the second quarter of 2018.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 for $4.2 million and incurred approximately $0.6 million in selling costs. $0.4 million of the purchase price was placed in escrow, which was released to the Company in the first quarter of 2019. As a result of the sale, a $4.6 million gain was recognized in the first quarter of 2018. The gain on sale exceeded net proceeds as liabilities transferred in the transaction exceeded assets, primarily due to deferred revenues of $1.2 million.

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

6. INVESTMENTS

At December 31, 2017, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a leading tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. As of March 31, 2019, it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment is carried at its original cost of $2.0 million, which is included in the other assets section of the Condensed Consolidated Balance Sheets.

On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management with zero proceeds received from the transfer. The Company retained a 20% preferred share interest in the BioSpace business. The fair value of the investment was estimated to be zero at the time of the transfer. As of March 31, 2019, it was not practicable to estimate the fair value of the preferred stock investment as the shares are not traded. The investment is recorded at cost, which is zero. Upon a liquidation, sale or change in control of BioSpace within five years of January 31, 2018, the Company has the right to the first $1.0 million of proceeds or the option to convert its 20% preferred stock interest to a 20% common stock interest.  On January 31, 2023, the 20% preferred share interest will convert to a 20% common share interest.

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company has evaluated the 40% common share

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interest in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment is recorded at zero at March 31, 2019.

7.  LEASES

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), applying the modified retrospective transition. Periods beginning after January 1, 2019 will be presented under Topic 842, while prior period amounts will not be adjusted and continue to be reported under the accounting standards in effect prior to January 1, 2019.

We have operating leases for corporate office space and certain equipment. Our leases have terms from one year to eight years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any lease agreements with related parties.

Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recorded operating ROU assets of approximately $17.2 million and operating lease liabilities of $18.0 million as of January 1, 2019. Operating ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. When readily available, the Company uses the implicit rate in determining the present value of the lease payments. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement of the lease, including the lease term. Because the implicit rate in each lease is not available, the Company used its incremental borrowing rate to determine the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term.

The components of lease cost were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost*	$1,123
Sublease income	(327)
Total lease cost	$796

* Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,106

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$953

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

Three Months Ended March 31, 2019
Operating lease right-of-use-assets	$17,533

Operating lease liabilities - current	3,926
Operating lease liabilities - non-current	14,250
Total operating lease liabilities	$18,176

Weighted Average Remaining Lease Term (in years)
Operating leases	5.67

Weighted Average Discount Rate
Operating leases	4.32%

As of March 31, 2019, future lease operating payments were as follows (in thousands):

Operating Leases
April 1, 2019 through December 31, 2019	$3,481
2020	4,136
2021	3,500
2022	2,690
2023	2,446
2024 and Thereafter	4,343

Total lease payments	$20,596
Less imputed interest	2,420
Total	$18,176

As of March 31, 2019, the Company has no additional operating or finance leases that have not yet commenced.

Future minimum lease commitments as of December 31, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows (in thousands):

Operating Leases
2019	$4,244
2020	3,710
2021	3,097
2022	2,540
2023	2,300
2024 and thereafter	4,524
Total minimum payments	$20,415

8.  ACQUIRED INTANGIBLE ASSETS, NET

As a result of the sale of Hcareers (sold May 22, 2018), the Company disposed of all its remaining unamortized acquired intangible assets. Acquired intangible assets disposed of in conjunction with the sale had costs of $12.9 million and accumulated amortization of $6.7 million. Therefore, as of March 31, 2019 and December 31, 2018, the net value of all finite-lived acquired intangible assets was zero.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 and December 31, 2018, the Company had an indefinite-lived acquired intangible asset of $39.0 million related to the Dice trademark and brand name. The Company evaluates whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. No impairment has been recorded during the three month periods ended March 31, 2019 and 2018.

The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2018 and 2017 resulted in the fair value of the Dice trademark and brand name exceeding the carrying value by 2% and 4%, respectively.

Revenue attributable to the Dice trademarks and brand name declined during the year ended December 31, 2018 due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Revenues related to the Dice trademarks and brand name declined, excluding the Dice Europe (which ceased operations on August 31, 2018) 7% and 10% for the years ended December 31, 2018 and 2017, respectively, and declined 1% and 10% for the three months ended March 31, 2019 and 2018, respectively. The rate of revenue decline narrowed throughout 2018 and into the first quarter of 2019. Revenue projections for the year ended December 31, 2019 and beyond include an increase compared to the year ended December 31, 2018. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Cash flows attributable to the Dice trademarks and brand name declined during 2018 as a result of the lower revenue, as well as increased spending focused on new and enhanced products and consulting fees related to expense reduction strategies and changes in invoicing terms. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs, are projected to slightly decline for the year ended December 31, 2019 as compared to the year ended December 31, 2018 and then increase at levels that allow for modest operating margin improvements. Operating margins since the October 1, 2018 testing date are in line with the margins used in the projections. If future cash flows attributable to the Dice trademark are not achieved, the Company could realize an impairment in a future period. The Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 6.0% based on comparable industry studies and improving operating margins and a discount rate of 15.3%.

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

9.  GOODWILL

The following table shows the carrying amount of goodwill as of December 31, 2018 and March 31, 2019 and the changes in goodwill for the three month period ended March 31, 2019 (in thousands):

Goodwill at December 31, 2018	$153,974
Foreign currency translation adjustment	1,408
Goodwill at March 31, 2019	$155,382

The annual impairment tests for the Tech-focused reporting unit, which were performed as of October 1, 2018 and 2017, resulted in the fair value of the reporting unit exceeding the carrying value by 40% and 1%, respectively. The increased fair value as compared to the carrying value is primarily driven by improved operating results and projections and a reduction in the estimated tax rate from 36% at October 1, 2017 to 26% at October 1, 2018. Results for the Tech-focused reporting unit for the fourth quarter of 2018 and estimated future results as of March 31, 2019 are consistent with the October 1, 2018 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting units is less than the carrying value as of December 31, 2018. Therefore, no interim impairment testing was performed as of March 31, 2019.

The amount of goodwill as of March 31, 2019 allocated to the Tech-focused reporting unit was $155.4 million. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results. The discount rate applied for the Tech-focused reporting unit was 14.3% An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

The Tech-focused reporting unit has gone through a period of revenue declines, resulting from competition in the U.S. as well as market slowness in the U.K. due to Brexit. These disruptions and uncertainties could decrease demand for finance and technology professionals in the markets we serve. This decline in demand and any future declines in demand could significantly decrease the use of our finance and technology industry job posting websites and related services, which may adversely affect the Tech-focused reporting unit's financial condition and results of operations. If recruitment activity is slow in the industries in which we operate during the remainder of 2019 and beyond, our revenues and results of operations may be negatively impacted. As a result of these factors, in the first quarter, the Company further evaluated the fair value of the Tech-focused reporting unit and believes it is not more likely than not that the fair value is less than the carrying value. If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.

10.    INDEBTEDNESS

Credit Agreement—In November 2018, the Company, together with Dice, Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in November 2023, and replaced the previously existing credit agreement dated November 2015. The Credit Agreement provides for a revolving loan facility of $90 million (previously $150 million), with an expansion option up to $140 million, as permitted in the Credit Agreement. The Company borrowed $18 million to repay, in full, all outstanding indebtedness, including accrued interest, under the previous credit agreement and to pay certain costs associated with the Credit Agreement. Unamortized debt issuance costs of $0.2 million were recorded to interest expense at the time of reduction.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The Company incurs a fee, 0.30% and 0.35% at March 31, 2019 and 2018, respectively, on any unused capacity under the revolving loan facility. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2019, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by two of the Company’s wholly-owned subsidiaries, eFinancialCareers, Inc. and Targeted Job Fairs, Inc. and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts borrowed as of March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Amounts borrowed:
Revolving credit facility	$17,000	$18,000
Less: deferred financing costs, net of accumulated amortization of $61 and $25	(675)	(712)
Total borrowed	$16,325	$17,288

Available to be borrowed under revolving facility, subject to certain limitations	$73,000	$72,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	1.75%
Actual interest rates	4.25%	4.25%

There are no scheduled payments until maturity of the Credit Agreement in November 2023.

11.    COMMITMENTS AND CONTINGENCIES

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

During the first quarter of 2018, the Company recorded a $1.0 million liability related to a class action lawsuit regarding the applicability of provisions of the Fair Credit Reporting Act (the "FCRA") to one of our products. The recorded liability reflects a tentative settlement, which upon final approval by the court, will resolve all remaining claims subject to the lawsuit. The lawsuit was brought by Ian Douglas, individually, as a representative of the class and on behalf of the general public, against DHI Group, Inc. and Dice Inc. asserting six claims under the FCRA that the Company’s Open Web profiles are “consumer reports” and Dice is a “consumer reporting agency” under the FCRA, including claims pursuant to the private right of action in 15 U.S.C. Section 1681n for alleged willful violations of the FCRA. The action was originally filed in a federal district court on July 26, 2017, but as a part of the settlement process, the action has been re-filed and is pending in the Superior Court of Santa Clara County, California (Case No. 18CV331732). The court has given preliminary approval of the settlement, and has directed that notice be given to the class. A hearing on final approval of the settlement for August 2019.

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

12.    EQUITY TRANSACTIONS
Stock Repurchase Plans—In May 2018, the Board of Directors authorized a stock repurchase program (the "Stock Repurchase Plan") that permits the purchase of up to $7 million of the Company's common stock through May 2019. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the quarter ended March 31, 2019, purchases of the Company's common stock pursuant to the Stock Repurchase Plan were as follows:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Approximate Dollar Value of Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
250,145	$1.96	$491,286	$4,504,395
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.
There were no unsettled share repurchases as of March 31, 2019 and 26,337 unsettled share repurchases as of December 31, 2018.
In April 2019, the Board of Directors authorized the purchase of up to $7 million of the Company's common stock through May 2020. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

The Company's Board of Directors approved the retirement of 20 million shares of Treasury Stock during the three months ended March 31, 2019 and, as a result, the Company reduced Additional Paid in Capital $161.6 million and Common Stock $0.2 million during the three months ended March 31, 2019. The value of treasury stock retired was computed based on the average repurchase price of all treasury shares as of March 31, 2019, which was $8.09 per share.

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

13.    DISPOSITION RELATED AND OTHER COSTS
In May 2017, the Company announced plans to divest a number of its non-tech businesses to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures include: Health eCareers (sold December 4, 2017), BioSpace (transferred majority ownership to BioSpace management on January 31, 2018), Hcareers (sold May 22, 2018), and Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). Additionally, the Company ceased the Dice Europe operations on August 31, 2018 and and vacated certain offices during 2018. In connection with the planned divestitures and focus on the tech business, the Company incurred certain severance, reorganization, and other related costs to further these strategic objectives.
The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

Three Months Ended March 31, 2019	Accrual at December 31, 2018	Expense	Cash Payments	Accrual at March 31, 2019
Severance and retention	$1,089	$763	$(1,125)	$727
Professional fees and other costs	1,271	112	(179)	1,204
Lease exit and related asset impairment costs	947	—	(305)	642
Total disposition related and other costs	$3,307	$875	$(1,609)	$2,573

Three Months Ended March 31, 2018	Accrual at December 31, 2017	Expense	Cash Payments	Accrual at March 31, 2018
Severance and retention	$1,237	$602	$(987)	$852
Professional fees and other costs	825	409	(581)	653
Total disposition related and other costs	$2,062	$1,011	$(1,568)	$1,505

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.    STOCK BASED COMPENSATION

Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors.

The Company recorded total stock based compensation expense of $1.5 million and $2.5 million during the three month periods ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was $11.9 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

A summary of the status of restricted stock awards as of March 31, 2019 and 2018 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	4,518,932	$2.32	2,393,257	$5.48
Granted	1,455,500	$2.39	1,506,500	$1.65
Forfeited	(113,250)	$3.55	(90,625)	$5.32
Vested	(614,604)	$3.88	(605,625)	$6.98
Non-vested at end of period	5,246,578	$2.13	3,203,507	$3.40

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. Under the first agreement, with grants during the years ended December 31, 2016 and 2017, the fair value of PSUs are measured using the Monte Carlo pricing model. The expense related to these PSUs are recorded over the vesting period. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed the total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of the initial grant less shares vested in performance periods one and two. As of March 31, 2019, there were 252,500 unvested shares related to the first agreement.

Under the second agreement, the fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the year ended December 31, 2019, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period. As of March 31, 2019, there were 1,420,000 unvested shares related to the second agreement.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of March 31, 2019 and 2018 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,255,000	$3.45	760,003	$6.92
Granted	680,000	$2.35	—	$—
Forfeited	(262,500)	$6.91	(255,003)	$8.27
Non-vested at end of period	1,672,500	$2.46	505,000	$6.24
Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the three months ended March 31, 2019 and 2018.
A summary of the status of options previously granted as of March 31, 2019 and 2018, and the changes during the periods then ended, is presented below:

	Three Months Ended March 31, 2019
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	327,000	$8.35	$—
Forfeited	(94,000)	$8.77	$—
Options outstanding at end of period	233,000	$8.19	$—
Exercisable at end of period	233,000	$8.19	$—

	Three Months Ended March 31, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,101,875	$9.28	$—
Forfeited	(117,500)	$14.34	$—
Options outstanding at end of period	984,375	$8.67	$—
Exercisable at end of period	979,155	$8.68	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average remaining contractual term of options exercisable at March 31, 2019 is 1.6 years. The following table summarizes information about options outstanding as of March 31, 2019:

Exercise Price	Options Outstanding and Exercisable	Weighted- Average Remaining Contractual Life
		(in years)
$ 7.00 - $ 7.99	140,000	1.9
$ 8.00 - $ 8.99	23,000	2.3
$ 9.00 - $ 9.99	70,000	0.9
	233,000

15.    SEGMENT INFORMATION
The Company modified its Tech-focused reportable segment in the first quarter of 2019 to reflect the current Tech-focused operating structure. The change comes as a result of the non-tech businesses being divested during 2018 and, as a result, corporate related costs are now reflected as part of the Tech-focused segment. Accordingly, all prior periods have been recast to reflect the current segment presentation.
The Company has one reportable segment, Tech-focused, which includes the Dice, Dice Europe (ceased operations on August 31, 2018), ClearanceJobs, eFinancialCareers services, and corporate related costs (formerly included in Corporate & Other). Management has organized its reportable segment based upon our internal management reporting.
Prior to 2019, the Company had other services and activities that individually were not significant in relation to consolidated revenues, operating income or total assets. These include Hcareers (sold May 22, 2018), Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), and Biospace (majority ownership transferred to BioSpace management on January 31, 2018), which are recorded in the "Other" category.
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information (in thousands and recast for the change in reportable segments):

	Three Months Ended March 31,
	2019	2018
By Segment:
Revenues:
Tech-focused	$37,120	$37,941
Other	—	5,130
Total revenues	$37,120	$43,071

Depreciation:
Tech-focused	$2,425	$2,157
Other	—	133
Total depreciation	$2,425	$2,290

Amortization:
Tech-focused	$—	$—
Other	—	291
Total amortization	$—	$291

Operating income:
Tech-focused	$3,592	$1,656
Other	—	5,193
Operating income	3,592	6,849
Interest expense and other	(105)	(546)
Other expense	—	(9)
Income before income taxes	$3,487	$6,294

Capital expenditures:
Tech-focused	$3,052	$1,781
Other	—	133
Total capital expenditures	$3,052	$1,914

	Three Months Ended March 31,
	2019	2018
By Geography:
Revenues:
United States	$29,619	$30,005
United Kingdom	4,709	4,622
EMEA, APAC and Canada (1)	2,792	8,444
Non-United States	7,501	13,066
Total revenues	$37,120	$43,071

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)

The Company's total assets as of March 31, 2019 and December 31, 2018 are entirely Tech-focused due to the non-tech businesses being divested during 2018.

16.    EARNINGS PER SHARE
Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Stock-based awards of approximately 1.3 million and 2.7 million shares were outstanding during the three month periods ended March 31, 2019 and 2018, respectively, but were excluded from

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the calculation of diluted EPS for the periods then ended because the effect of the awards is anti-dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$1,588	$3,503

Weighted-average shares outstanding—basic	48,103	48,258
Add shares issuable from stock-based awards	2,227	716
Weighted-average shares outstanding—diluted	50,330	48,974

Basic earnings per share	$0.03	$0.07
Diluted earnings per share	$0.03	$0.07

17. INCOME TAXES

The Company’s effective tax rate was 54.5% and 44.3% for the three months ended March 31, 2019 and 2018, respectively.  The following items caused the effective tax rate to differ from the U.S. statutory rate:

•	Tax deficiency of $0.7 million and $1.3 million during the three months ended March 31, 2019 and 2018, respectively, related to the vesting or settlement of share-based compensation awards.

•
Tax expense of $0.4 million during the three months ended March 31, 2019 related to the transition tax on the deemed repatriation of foreign earnings and based on additional regulatory guidance published by the U.S. tax authorities in February 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the uncertainty surrounding the UK’s future departure from the European Union (“EU”), including uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP. Such measures presented herein include adjusted revenues, adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment, gain or loss on sale of businesses, and other non-recurring income or expense (“Adjusted EBITDA") and Adjusted EBITDA Margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for definitions of these measures as well as reconciliations to the comparable GAAP measure.
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
Overview
We are a leading provider of data, insights and employment connections through specialized services for technology professionals. Our mission is to empower professionals and organizations to compete and win through specialized insights and relevant employment connections. Employers and recruiters use our websites and services to source and hire the most qualified professionals in select and highly-skilled occupations, while professionals use our websites and services to find the best employment opportunities in, and the most timely news and information about, their respective areas of expertise.
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
The Company modified its Tech-focused reportable segment in the first quarter of 2019 to reflect the current Tech-focused operating structure. The change comes as a result of the non-tech businesses being divested during 2018 and, as a result, corporate related costs are now reflected as part of the Tech-focused segment. Accordingly, all prior periods have been recast to reflect the current segment presentation.
Through our predecessors, we have been in the recruiting and career development business for more than 25 years. Based on our operating structure, we have identified one reportable segment as follows:

•	Tech-focused— Dice, Dice Europe (ceased operations on August 31, 2018), ClearanceJobs, eFinancialCareers services, and corporate related costs (formerly in Corporate & Other).
Dice, Dice Europe (ceased operations August 31, 2018), ClearanceJobs, eFinancialCareers services, and corporate-related costs (formerly in Corporate & Other) are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands or costs.
Prior to 2019, we had other services and activities that individually were not a significant portion of consolidated revenues, operating income or total assets. These included Hospitality (sold May 22, 2018), Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), and BioSpace (transferred majority ownership to BioSpace management on January 31, 2018), which are reported in the "Other" category, and are not considered a segment.

Recent Developments
In April 2019, the Board of Directors authorized the purchase of up to an additional $7 million of the Company's common stock through May 2020, renewing the Company’s prior stock repurchase program. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Tech-focused segment sells recruitment packages that can include access to our databases of resumes and job posting capabilities. Hcareers (sold May 22, 2018 and included in Other) sold job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At March 31, 2019 and 2018, Dice had approximately 6,100 and 6,200 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer increased from $1,112 for the three months ended March 31, 2018 to $1,134 for the three months ended March 31, 2019. Deferred revenue, as shown on the Condensed Consolidated Balance sheets, reflects customer billings made in advance of services being rendered. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future and reflects the impact of our ability to sign customers to longer term contracts. Deferred revenue at March 31, 2019 and December 31, 2018 was $61.0 million and $56.1 million, respectively, reflecting a seasonal increase in deferred revenue.

We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.

The Company’s revenues declined $6.0 million, or 14%, for the three months ended March 31, 2019 compared to the same period of the prior year. Of the decline, $5.1 million, or 12%, is related to divested businesses, and $1.3 million, or 3%, is due to the Company ceasing Dice Europe operations on August 31, 2018. The on-going Tech-focused segment, which excludes the Dice Europe operations, increased $0.5 million, or 1%, compared to the first quarter of 2018 driven by ClearanceJobs growth of 20%, partially offset by a 1% decline at Dice. The 4% decline at eFinancialCareers was related to foreign exchange. See further discussion in the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018.

The Company continues to evolve and present new products and features to attract and engage qualified professionals and match them with employers, such as the Dice Talent Search, Dice Candidate Match, MyDiceHome, Dice Salary Predictor, ClearanceJobs NextGen, ClearanceJobs Pulse, and eFinancialCareers Job Search Platform. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new customers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the innovative products noted above.
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
Critical Accounting Policies
There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Change	Foreign Exchange Impact
	2019	2018
	(in thousands, except percentages)
Tech-focused
Dice (1)	$23,146	$23,282	$(136)	(1)%	$—
eFinancialCareers	8,192	8,563	(371)	(4)%	(411)
ClearanceJobs	5,782	4,804	978	20%	—
Tech-focused, excluding Dice Europe	37,120	36,649	471	1%	(411)
Dice Europe	—	1,292	(1,292)	n.m.	—
Tech-focused	37,120	37,941	(821)	(2)%	(411)

Other
Hcareers	—	3,393	(3,393)	n.m.	—
Rigzone	—	1,525	(1,525)	n.m.	—
BioSpace	—	212	(212)	n.m.	—
Other	—	5,130	(5,130)	n.m.	—
Total revenues	$37,120	$43,071	$(5,951)	(14)%	$(411)
(1) Includes Dice U.S. and Targeted Job Fairs
We experienced a decrease in revenue in the Tech-focused segment of $0.8 million, or 2%, which was driven by Dice Europe's decline of $1.3 million due to its ceasing operations on August 31, 2018. Excluding Dice Europe and impacts for foreign exchange, the Tech-focused segment increased 2%. Revenue at Dice decreased by $0.1 million, or 1% compared to the same period in 2018 driven by a stabilization in recruitment package customers and renewal rates. Revenues for ClearanceJobs increased by $1.0 million, or 20%, for the three months ended March 31, 2019 as compared to the same period in 2018, primarily driven by favorable market conditions, high demand for professionals with government clearance, and consistent product releases and enhancements driving activity on the site. eFinancialCareers revenue decreased by $0.4 million, or 4%, as compared to the same period in 2018, primarily due to foreign exchange.
Revenues for Other decreased $5.1 million, which was due to the non-tech businesses being divested during 2018.
Cost of Revenues

	Three Months Ended March 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Cost of revenues	$3,825	$5,157	$(1,332)	(26)%
Percentage of revenues	10.3%	12.0%

Cost of revenues decreased $1.3 million, or 26%, as the Tech-focused segment decreased $0.5 million and Other decreased $0.8 million. In the Tech-focused segment, $0.2 million of the decrease was due to Dice Europe ceasing operations on August 31, 2018 and $0.3 million of the decrease was primarily related to a decrease in technology infrastructure costs. Other decreased $0.8 million, which was due to the non-tech businesses being divested during 2018.
Product Development Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Product development	$4,196	$5,463	$(1,267)	(23)%
Percentage of revenues	11.3%	12.7%

Product development expenses decreased $1.3 million, or 23%. The Tech-focused segment decreased $0.7 million mainly due to the Company's renewed focus on the quarterly delivery of product enhancements and features driving higher capitalization of internal development costs along with lower compensation related expense. Other decreased $0.6 million, which was due to the non-tech businesses being divested during 2018.
Sales and Marketing Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Sales and marketing	$14,279	$16,267	$(1,988)	(12)%
Percentage of revenues	38.5%	37.8%

Sales and marketing expenses decreased $2.0 million, or 12%. The divested businesses and the Dice Europe closure contributed $1.7 million and $1.1 million, respectively, to the overall decline.The ongoing Tech-focused segment increased $0.8 million, of which $1.6 million of the increase was related to sales commissions, primarily due to the transitional impact of adopting ASC 606, resulting in lower commission expense in the first quarter of 2018 and a $0.4 million increase was due to an increase in other compensation related costs. These increases were partially offset by a decrease in discretionary marketing spend of $1.2 million.
General and Administrative Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
General and administrative	$7,928	$10,382	$(2,454)	(24)%
Percentage of revenues	21.4%	24.1%

General and administrative expenses decreased $2.5 million, or 24%. The Tech-focused segment decreased $1.7 million, of which $1.3 million was due to a decrease in legal contingencies and fees, that were recorded in the first quarter of 2018 regarding the applicability of provisions of the FCRA to one of our products as described in Note 11 to the Condensed Consolidated Financial Statements and $0.9 million was due to lower stock based compensation primarily due to the acceleration of vesting related to the Company's former Chief Executive Officer in the 2018 period. These decreases in the Tech-focused segment were partially offset by a $0.9 million increase in professional fees and consulting costs. Other decreased $0.8 million, which was due to the non-tech businesses being divested during 2018.
Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2019	2018
	(in thousands, except percentages)
Depreciation	$2,425	$2,290	$135	6%
Percentage of revenues	6.5%	5.3%
Depreciation increased slightly from the same period in 2018. Depreciation in the Tech-focused segment increased $0.3 million in connection with the capitalization and subsequent depreciation of costs related to the development and release of new products and features. Other depreciation decreased $0.1 million, which was due to the non-tech businesses being divested during 2018.
Amortization of Intangible Assets

	Three Months Ended March 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Amortization	$—	$291	$(291)	(100)%
Percentage of revenues	—%	0.7%

Amortization expense decreased $0.3 million due to the removal of amortizable intangible assets related to the non-tech businesses divested during the year ended December 31, 2018.

Disposition Related and Other Costs

	Three Months Ended March 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Disposition related and other costs	$875	$1,011	$(136)	(13)%
Percentage of revenues	2.4%	2.3%
The disposition related and other costs of $0.9 million for the three months ended March 31, 2019, as described in Note 13 to the Condensed Consolidated Financial Statements, are primarily due to severance and related costs incurred while reorganizing the Tech-focused business.
The disposition related and other costs of $1.0 million in 2018 are primarily due to severance and other related costs in connection with the reorganization to the tech-focused strategy.
Operating Income
Operating income for the three months ended March 31, 2019 was $3.6 million, a margin of 10%, compared to $6.8 million, a margin of 16%, for the same period in 2018, a decrease of $3.3 million. The decreased operating income and margin are primarily due to the gain on sale of business of $4.6 million reported during the three months ended March 31, 2018, partially offset by the impact of divestitures and the closure of Dice Europe as of August 31, 2018.
Interest Expense

	Three Months Ended March 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Interest expense	$105	$546	$(441)	(81)%
Percentage of revenues	0.3%	1.3%
Interest expense for the three months ended March 31, 2019 decreased $0.4 million, or 81%, primarily due to the lower weighted-average debt outstanding during the three months ended March 31, 2019.
Income Taxes

	Three Months Ended March 31,
	2019	2018
	(in thousands, except percentages)
Income before income taxes	$3,487	$6,294
Income tax expense	1,899	2,791
Effective tax rate	54.5%	44.3%

Our effective tax rate differed from the U.S. statutory rate due to discrete tax items of $0.7 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively, related to tax deficiency upon the vesting or settlement of share-based compensation awards; and tax expense of $0.4 million for the three months ended March 31, 2019 related to the transition tax on the deemed repatriation of foreign earnings and based on additional regulatory guidance published by the U.S. tax authorities in February 2019.

Earnings per Share
Diluted earnings per share was $0.03 and $0.07 for the three month periods ended March 31, 2019 and 2018, respectively. The 2018 period included a $4.6 million benefit from the gain on sale of businesses, partially offset by disposition related and other costs of $1.0 million. The 2019 period was adversely impacted by disposition related and other costs of $0.9 million, partially offset by a $1.3 million decrease in operating expenses in the on-going Tech-focused businesses.

Liquidity and Capital Resources
Non-GAAP Financial Measures
We have provided certain non-GAAP financial information as additional information for our operating results. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP and may be different from similarly titled non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA margin, provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.
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
Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Adjusted Revenues. Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenue, net income, operating income, or any other performance measures derived in accordance with GAAP as a measure of our profitability or liquidity.
A reconciliation of Adjusted Revenues for the three months ended March 31, 2019 and 2018 follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues	$37,120	$43,071
Hcareers (1)	—	(3,393)
Rigzone (2)	—	(1,525)
BioSpace (3)	—	(212)
Adjusted Revenues	$37,120	$37,941

(1) The Company sold Hcareers on May 22, 2018.
(2) The Company sold the Riglogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of remaining Rigzone business to Rigzone management on August 31, 2018.
(3) The Company transferred majority ownership to BioSpace management on January 31, 2018.

A reconciliation of Adjusted EBITDA for the three months ended March 31, 2019 and 2018 follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$1,588	$3,503
Interest expense	109	546
Income tax expense	1,899	2,791
Depreciation	2,425	2,290
Amortization of intangible assets	—	291
Non-cash stock based compensation	1,458	2,509
Gain on sale of businesses, net	—	(4,639)
Disposition related and other costs	875	1,011
Legal contingencies and related fees	144	1,389
Divested businesses	—	(1,354)
Other	(4)	8
Adjusted EBITDA	$8,494	$8,345

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$3,238	$6,918
Interest expense	109	546
Amortization of deferred financing costs	(37)	(49)
Income tax expense	1,899	2,791
Deferred income taxes	55	(82)
Change in accrual for unrecognized tax benefits	(121)	(220)
Change in accounts receivable	2,209	(10,956)
Change in deferred revenue	(4,785)	3,745
Disposition related and other costs	875	1,011
Legal contingencies and related fees	144	1,389
Divested businesses	—	(1,354)
Changes in working capital and other	4,908	4,606
Adjusted EBITDA	$8,494	$8,345

A reconciliation of Adjusted EBITDA Margin for the three months ended March 31, 2019 and 2018 follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted Revenues	$37,120	$37,941
Adjusted EBITDA	$8,494	$8,345
Adjusted EBITDA Margin	23%	22%

Cash Flows
We have summarized our cash flows for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018
Cash from operating activities	$3,238	$6,918
Cash (used in) from investing activities	$(3,052)	$1,695
Cash used in financing activities	$(2,023)	$(4,325)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2019, we had cash of $4.7 million compared to $6.5 million at December 31, 2018. Cash held by foreign subsidiaries totaled approximately $2.6 million and $2.2 million at March 31, 2019 and December 31, 2018, respectively. Cash balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $73.0 million in borrowing capacity under our $90.0 million Credit Agreement at March 31, 2019, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing U.S. cash, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash flows from operating activities were $3.2 million and $6.9 million for the three month periods ended March 31, 2019 and 2018, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the 2019 period decreased compared to 2018 primarily due to a change in billing terms implemented in the first quarter of 2018 to bring them in line with market standards. The impact of this change was most significant in the first quarter of 2018 and then diminished throughout the remainder of the year and has substantially stabilized in the first quarter of 2019. Also contributing to the decrease was the timing of vendor payments year over year.
Investing Activities
During the three month period ended March 31, 2019, cash used in investing activities was $3.1 million compared to $1.7 million of cash provided in the same period in 2018. Cash used in investing activities in the three month period ended March 31, 2019 was attributable to the acquisition of fixed assets, including costs of internally developed software. Cash provided by investing activities during the three month period ended March 31, 2018 was attributable to the cash received from the sale of businesses of $3.5 million, partially offset by the acquisition of fixed assets, including costs of internally developed software, of $1.8 million. The increase in the acquisition of fixed assets of $1.2 million was due to higher capitalized costs of internally developed software consistent with the Company's focus on innovation and delivering meaningful product releases every quarter.
Financing Activities
Cash used in financing activities during the three month period ended March 31, 2019 was $2.0 million, primarily due to $1.0 million of net repayments on long-term debt and $1.0 million related to share purchases. Cash used during the three month period ended March 31, 2018 was $4.3 million primarily due to net repayments on long-term debt.

Credit Agreement
In November 2018, the Company, together with Dice, Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the "Borrowers") entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"), which matures in November 2023, and replaced the previously existing credit agreement dated November 2015. The Credit Agreement provides for a revolving loan facility of $90 million (previously $150 million), with an Expansion Option up to $140 million, as permitted under the Credit Agreement. The Company borrowed $18 million to repay, in full, all outstanding indebtedness, including accrued interest, under the previous credit agreement and to pay certain costs associated with the Credit Agreement. Unamortized debt issuance costs of $0.2 million were recorded to interest expense at the time of reduction.
Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The Company incurs a fee on any unused capacity under the revolving loan facility. The facility may be prepaid at any time without penalty.
The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2019, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements.
The obligations under the Credit Agreement are guaranteed by two of the Company's wholly-owned subsidiaries, eFinancial Careers, Inc and Targeted Job Fairs, Inc., and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company's foreign subsidiaries.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of March 31, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$17,000	$—	$—	$17,000	$—
Operating lease obligations	20,596	3,481	7,636	5,136	4,343
Total contractual obligations	$37,596	$3,481	$7,636	$22,136	$4,343
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2019, we had $17.0 million outstanding under our Credit Agreement. Interest payments are due at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 10 “Indebtedness” in our Condensed Consolidated Financial Statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 4.25% (the rate in effect on March 31, 2019) on our current borrowings, interest payments are expected to be $0.9 million in 2019, $1.2 million per year in 2020-2022 and $1.1 million for 2023.
As of March 31, 2019, we had approximately $1.8 million of unrecognized tax benefits as liabilities, and it is uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2019 are $1.8 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next twelve months.

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

From time to time, we see market slowdowns, which can lead to lower demand for recruiting technology, financial and security cleared professionals. If recruitment activity slows in the industries in which we operate during 2019 and beyond, our revenues and results of operations could be negatively impacted.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.

Foreign Exchange Risk

We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America. For the three months ended March 31, 2019 and 2018, approximately 20% and 30% of our revenues were earned outside the United States, respectively, and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling, primarily, and the United States dollar and the translation of these. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income (loss), and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses for the three months ended March 31, 2019 would have been a decrease of approximately $48,000 and $42,000, respectively.

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

The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2019 and December 31, 2018, our cumulative translation adjustment decreased stockholders’ equity by $29.8 million and $31.2 million, respectively. The change from December 31, 2018 to March 31, 2019 is primarily attributable to the position of the British Pound sterling against the United States dollar.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of March 31, 2019, we had outstanding borrowings of $17.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2019 on our current borrowings would increase by approximately $0.1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2019. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for those required for the adoption of ASU No. 2016-02.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of May 2, 2019, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
In May 2018, the Board of Directors authorized a stock repurchase program that permits the purchase of up to $7 million of the Company's common stock through May 2019. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.
During the quarter ended March 31, 2019, purchases of the Company's common stock pursuant to the Stock Repurchase Plan were follows:

Period	(a) Total Number of Shares Purchased [1]		(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2019	191,274		1.94	191,274	4,624,651
February 1 through February 28, 2019	58,871		$2.04	58,871	4,504,395
March 1 through March 31, 2019	—	—	$—	—	4,504,395
Total	250,145		$1.96	250,145

[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

In April 2019, the Board of Directors authorized the purchase of up to an additional $7 million of the Company's common stock through May 2020, renewing the Company’s prior stock repurchase program. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1*	Employment Agreement and Addendum to Employment Agreement dated as of February 19, 2019 between DHI Group, Inc. and Paul Farnsworth.
10.2*	Separation Agreement, dated as March 15, 2019, by and between DHI Group, Inc. and Klavs Miller.
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 2, 2019	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Luc Grégoire
Luc Grégoire Chief Financial Officer
(Principal Financial Officer)