Form 10-Q
period 2019-06-30
DHI GROUP, INC.
filed 2019-08-01
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2019
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
Securities registered pursuant to Section 12(b) of the Act:
  ______________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DHX	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
As of July 26, 2019, there were 54,836,931 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 and 2018
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2019 and 2018
	Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended June 30, 2019 and 2018
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018
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

PART I
ITEM 1. Financial Statements

DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$7,613	$6,472
Accounts receivable, net of allowance for doubtful accounts of $797 and $647	18,960	22,850
Income taxes receivable	629	2,203
Prepaid and other current assets	3,087	7,330
Total current assets	30,289	38,855
Fixed assets, net	17,470	15,890
Acquired intangible assets, net	39,000	39,000
Capitalized contract costs	6,982	7,939
Goodwill	153,823	153,974
Deferred income taxes	140	136
Operating lease right-of-use asset	17,077	—
Other assets	2,553	2,591
Total assets	$267,334	$258,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,028	$25,030
Operating lease liabilities	4,099	—
Deferred revenue	56,936	54,723
Income taxes payable	1,023	1,168
Total current liabilities	79,086	80,921
Long-term debt, net	9,362	17,288
Deferred income taxes	10,543	10,444
Deferred revenue	1,073	1,363
Accrual for unrecognized tax benefits	1,890	1,680
Operating lease liabilities	13,671	—
Other long-term liabilities	405	1,334
Total liabilities	116,030	113,030
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 69,882 and 87,522 shares, respectively; outstanding: 55,128 and 53,396 shares, respectively	700	876
Additional paid-in capital	224,601	383,123
Accumulated other comprehensive loss	(31,497)	(31,236)
Accumulated earnings	76,084	71,435
Treasury stock, 14,755 and 34,126 shares, respectively	(118,584)	(278,843)
Total stockholders’ equity	151,304	145,355
Total liabilities and stockholders’ equity	$267,334	$258,385
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$37,359	$41,595	$74,479	$84,666

Operating expenses:
Cost of revenues	3,916	4,749	7,741	9,906
Product development	4,391	5,129	8,587	10,592
Sales and marketing	13,774	16,387	28,053	32,654
General and administrative	7,790	8,787	15,718	19,169
Depreciation	2,361	2,325	4,786	4,615
Amortization of intangible assets	—	191	—	482
Disposition related and other costs (Note 13)	825	2,118	1,700	3,129
Total operating expenses	33,057	39,686	66,585	80,547
Gain (loss) on sale of businesses, net (Note 4)	(537)	(839)	(537)	3,800
Operating income	3,765	1,070	7,357	7,919
Interest expense and other	(219)	(489)	(324)	(1,035)
Other expense	—	(24)	—	(33)
Income before income taxes	3,546	557	7,033	6,851
Income tax expense	485	762	2,384	3,553
Net income (loss)	$3,061	$(205)	$4,649	$3,298

Basic earnings per share	$0.06	$—	$0.10	$0.07
Diluted earnings per share	$0.06	$—	$0.09	$0.07

Weighted-average basic shares outstanding	48,918	48,722	48,513	48,491
Weighted-average diluted shares outstanding	51,875	48,722	51,139	49,406
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$3,061	$(205)	$4,649	$3,298

Foreign currency translation adjustment	(1,677)	(3,859)	(261)	(1,537)
Total other comprehensive loss	(1,677)	(3,859)	(261)	(1,537)
Comprehensive income (loss)	$1,384	$(4,064)	$4,388	$1,761
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	87,522	$876	$383,123	34,126	$(278,843)	$71,435	$(31,236)	$145,355
Net income								1,588		1,588
Other comprehensive income									1,416	1,416
Stock based compensation					1,458					1,458
Restricted stock issued			1,456	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(113)	(1)		214	(532)			(533)
Performance-Based Restricted Stock Units eligible to vest			680	7						7
Performance-Based Restricted Stock Units forfeited			(10)	—						—
Retirement of treasury stock (see Note 12)			(20,000)	(200)	(161,600)	(20,000)	161,800			—
Purchase of treasury stock under stock repurchase plan						250	(491)			(491)
Balance at March 31, 2019	—	$—	69,535	$697	$222,981	14,590	$(118,066)	$73,023	$(29,820)	$148,815
Net income								3,061		3,061
Other comprehensive loss									(1,677)	(1,677)
Stock based compensation					1,620					1,620
Restricted stock issued			411	4						4
Restricted stock forfeited or withheld to satisfy tax obligations			(114)	(1)		165	(518)			(519)
Performance-Based Restricted Stock Units eligible to vest			60	—						—
Performance-Based Restricted Stock Units forfeited			(10)	—						—
Balance at June 30, 2019	—	$—	69,882	$700	$224,601	14,755	$(118,584)	$76,084	$(31,497)	$151,304

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2017	—	$—	83,125	$831	$375,537	32,645	$(276,173)	$59,776	$(27,330)	$132,641
Net income								3,503		3,503
Other comprehensive income (loss)									2,322	2,322
Stock based compensation					2,510					2,510
Restricted stock issued			1,507	16						16
Restricted stock forfeited or withheld to satisfy tax obligations			(91)	(1)		188	(325)			(326)
Cumulative-effect of new accounting principle								4,485		4,485
Balance at March 31, 2018	—	$—	84,541	$846	$378,047	32,833	$(276,498)	$67,764	$(25,008)	$145,151
Net loss								(205)		(205)
Other comprehensive income (loss)									(3,859)	(3,859)
Stock based compensation					1,579					1,579
Restricted stock issued			2,257	22						22
Restricted stock forfeited or withheld to satisfy tax obligations			(80)	—		196	(148)			(148)
Purchase of treasury stock under stock repurchase plan						(55)	(95)			(95)
Balance at June 30, 2018	—	$—	86,718	$868	$379,626	32,974	$(276,741)	$67,559	$(28,867)	$142,445

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$4,649	$3,298
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	4,786	4,615
Amortization of intangible assets	—	482
Deferred income taxes	95	540
Amortization of deferred financing costs	74	97
Stock based compensation	3,078	4,089
Impairment of fixed assets	—	168
Change in accrual for unrecognized tax benefits	210	320
(Gain) loss on sale of businesses, net	537	(3,800)
Changes in operating assets and liabilities:
Accounts receivable	3,806	13,482
Prepaid expenses and other assets	187	795
Capitalized contract costs	961	(1,758)
Accounts payable and accrued expenses	(7,546)	(3,845)
Income taxes receivable/payable	1,429	567
Deferred revenue	1,906	(10,692)
Other, net	203	(61)
Net cash flows from operating activities	14,375	8,297
Cash flows from (used in) investing activities:
Net cash received from sale of businesses	2,683	17,542
Purchases of fixed assets	(6,286)	(4,236)
Net cash flows from (used in) investing activities	(3,603)	13,306
Cash flows used in financing activities:
Payments on long-term debt	(22,000)	(28,000)
Proceeds from long-term debt	14,000	5,000
Payments under stock repurchase plan	(491)	(95)
Purchase of treasury stock related to vested restricted stock units	(1,050)	(467)
Net cash flows used in financing activities	(9,541)	(23,562)
Effect of exchange rate changes	(90)	(560)
Net change in cash and cash equivalents for the period	1,141	(2,519)
Cash and cash equivalents, beginning of period	6,472	12,068
Cash and cash equivalents, end of period	$7,613	$9,549

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report on Form 10-K”). Operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six month period ended June 30, 2019.

2.   NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09 (“Topic 606”), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers and requires an entity to recognize the incremental costs of obtaining a contract with a customer as an asset if the entity expects to recover those costs over time. Topic 606 became effective for reporting periods beginning after December 15, 2017. Topic 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that include the date of initial application (modified retrospective application). The Company chose the modified retrospective application method and has implemented Topic 606 effective January 1, 2018.

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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Tech-Focused	Other	Total	Tech-Focused	Other	Total
Dice	$23,215	$—	$23,215	$23,489	$—	$23,489
ClearanceJobs	6,014	—	6,014	5,133	—	5,133
eFinancial Careers	8,130	—	8,130	8,467	—	8,467
Dice Europe (1)	—	—	—	1,255	—	1,255
Hcareers (2)	—	—	—	—	1,936	1,936
Rigzone (2)	—	—	—	—	1,315	1,315
Total	$37,359	$—	$37,359	$38,344	$3,251	$41,595

(1) The Company ceased Dice Europe operations on August 31, 2018.
(2) The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018. Hcareers was sold on May 22, 2018.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Tech-Focused	Other	Total	Tech-Focused	Other	Total
Dice	$46,361	$—	$46,361	$46,771	$—	$46,771
ClearanceJobs	11,796	—	11,796	9,937	—	9,937
eFinancial Careers	16,322	—	16,322	17,030	—	17,030
Dice Europe (1)	—	—	—	2,547	—	2,547
Hcareers (2)	—	—	—	—	5,329	5,329
Rigzone (2)	—	—	—	—	2,840	2,840
BioSpace (2)	—	—	—	—	212	212
Total	$74,479	$—	$74,479	$76,285	$8,381	$84,666

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

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of June 30, 2019	As of December 31, 2018

Receivables	$18,960	$22,850
Short-term contract liabilities (deferred revenue)	56,936	54,723
Long-term contract liabilities (deferred revenue)	1,073	1,363

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

During the three and six months ended June 30, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$26,613	$31,774	$39,961	$56,120

Transaction price allocated to the remaining performance obligations

Under the guidance of Topic 606, the following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Remainder of 2019	2020	2021	Total
Tech-focused	$44,854	$12,905	$250	$58,009

4. SALE OF BUSINESSES

The Company transferred a majority ownership of the Rigzone business to Rigzone management on August 31, 2018. The Company retained a 40% common share interest in Rigzone. The Company incurred approximately $0.4 million in selling costs and recognized a $0.4 million loss on sale in the third quarter of 2018.

The Company sold the Hcareers business on May 22, 2018 for $16.5 million and incurred approximately $1.5 million in selling costs, with $1.7 million of the purchase price placed in escrow (recorded in prepaid and other current assets), to be released twelve months after the closing date, subject to the terms and conditions of the transaction agreement, including certain contingencies. Additionally, the Company recorded a receivable of $0.2 million related to working capital, subject to the terms and conditions of the transaction agreement. Net cash proceeds of $14.0 million were received on the date of sale of Hcareers. As a result of the sale, a $0.8 million loss was recognized in the second quarter of 2018. During the second quarter of 2019, the escrow and working capital terms and related contingencies were finalized resulting in the Company recording an additional loss on sale of $0.5 million and receiving cash of $0.7 million from the escrow and $0.2 million from working capital.

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

The Company sold the Health eCareers business on December 4, 2017 for $15.0 million and incurred approximately $0.6 million of selling costs. $1.5 million of the purchase price was placed in escrow, which was released to the Company in the second quarter of 2019.

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

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. The fair value of the long-term debt was estimated using present value techniques and market based interest rates and credit spreads. The estimated fair value of long-term debt is based on Level 2 inputs.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENTS

At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a leading tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. As of June 30, 2019, it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment is carried at its original cost of $2.0 million, which is included in the other assets section of the Condensed Consolidated Balance Sheets.

On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management with zero proceeds received from the transfer. The Company retained a 20% preferred share interest in the BioSpace business. The fair value of the investment was estimated to be zero at the time of the transfer. As of June 30, 2019, it was not practicable to estimate the fair value of the preferred stock investment as the shares are not traded. The investment is recorded at cost, which is zero. Upon a liquidation, sale or change in control of BioSpace within five years of January 31, 2018, the Company has the right to the first $1.0 million of proceeds or the option to convert its 20% preferred stock interest to a 20% common stock interest.  On January 31, 2023, the 20% preferred share interest will convert to a 20% common share interest.

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company has evaluated the 40% common share interest in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment is recorded at zero at June 30, 2019.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost*	$1,185	$2,308
Sublease income	(327)	(654)
Total lease cost	$858	$1,654

* Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,265

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,662

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

Six Months Ended June 30, 2019
Operating lease right-of-use-assets	$17,077

Operating lease liabilities - current	4,099
Operating lease liabilities - non-current	13,671
Total operating lease liabilities	$17,770

Weighted Average Remaining Lease Term (in years)
Operating leases	5.40

Weighted Average Discount Rate
Operating leases	4.16%

As of June 30, 2019, future operating lease payments were as follows (in thousands):

Operating Leases
July 1, 2019 through December 31, 2019	$2,354
2020	4,425
2021	3,744
2022	2,711
2023	2,466
2024 and Thereafter	4,315

Total lease payments	$20,015
Less imputed interest	2,245
Total	$17,770

As of June 30, 2019, the Company has no additional operating or finance leases that have not yet commenced.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments as of December 31, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows (in thousands):

Operating Leases
2019	$4,244
2020	3,710
2021	3,097
2022	2,540
2023	2,300
2024 and thereafter	4,524
Total minimum payments	$20,415

8.  ACQUIRED INTANGIBLE ASSETS, NET

As a result of the sale of Hcareers (sold May 22, 2018), the Company disposed of all its remaining unamortized acquired intangible assets. Acquired intangible assets disposed of in conjunction with the sale had costs of $12.9 million and accumulated amortization of $6.7 million. Therefore, as of June 30, 2019 and December 31, 2018, the net value of all finite-lived acquired intangible assets was zero.

As of June 30, 2019 and December 31, 2018, the Company had an indefinite-lived acquired intangible asset of $39.0 million related to the Dice trademark and brand name. The Company evaluates whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. No impairment has been recorded during the six month periods ended June 30, 2019 and 2018.

The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2018 resulted in the fair value of the Dice trademark and brand name exceeding the carrying value by 2%.

Revenue attributable to the Dice trademarks and brand name declined during the year ended December 31, 2018 due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Revenues related to the Dice trademarks and brand name declined, excluding Dice Europe (which ceased operations on August 31, 2018) 7% for the year ended December 31, 2018 and declined 1% for the six months ended June 30, 2019. The rate of revenue decline narrowed throughout 2018 and into the first half of 2019. Revenue projections for the year ended December 31, 2019 and beyond are flat and then increase compared to the year ended December 31, 2018. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Cash flows attributable to the Dice trademarks and brand name declined during 2018 as a result of the lower revenue, as well as increased spending focused on new and enhanced products and consulting fees related to expense reduction strategies and changes in invoicing terms. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs, are projected to slightly decline for the year ended December 31, 2019 as compared to the year ended December 31, 2018 and then increase at levels that allow for modest operating margin improvements. Operating margins since the October 1, 2018 testing date have improved and are in line with the margins used in the projections. If future cash flows attributable to the Dice trademark are not achieved, the Company could realize an impairment in a future period. The Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 6.0% based on comparable industry studies and improving operating margins and a discount rate of 15.3%.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  GOODWILL

The following table shows the carrying amount of goodwill as of December 31, 2018 and June 30, 2019 and the changes in goodwill for the six month period ended June 30, 2019 (in thousands):

Goodwill at December 31, 2018	$153,974
Foreign currency translation adjustment	(151)
Goodwill at June 30, 2019	$153,823

The annual impairment test for the Tech-focused reporting unit, which was performed as of October 1, 2018, resulted in the fair value of the reporting unit exceeding the carrying value by 40%. Results for the Tech-focused reporting unit for the periods since October 1, 2018 and estimated future results as of June 30, 2019 are consistent with the October 1, 2018 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting units is less than the carrying value as of June 30, 2019. Therefore, no interim impairment testing was performed as of June 30, 2019.

The amount of goodwill as of June 30, 2019 allocated to the Tech-focused reporting unit was $153.8 million. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results. The discount rate applied for the Tech-focused reporting unit was 14.3% An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

The Tech-focused reporting unit has gone through a period of revenue declines, resulting from competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market, the Company’s ability to attribute value delivered to customers, and market slowness in the U.K. due to Brexit. These disruptions and uncertainties could decrease demand for finance and technology professionals in the markets we serve. This decline in demand and any future declines in demand could significantly decrease the use of our finance and technology industry job posting websites and related services, which may adversely affect the Tech-focused reporting unit's financial condition and results of operations. If recruitment activity is slow in the industries in which we operate during the remainder of 2019 and beyond, our revenues and results of operations may be negatively impacted. As a result of these factors, in the second quarter, the Company further evaluated the fair value of the Tech-focused reporting unit and believes it is not more likely than not that the fair value is less than the carrying value. If events and circumstances change resulting in significant reductions in actual operating income or projections of future operating income, the Company will test this reporting unit for impairment prior to the annual impairment test.

10.    INDEBTEDNESS

Credit Agreement—In November 2018, the Company, together with Dice, Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in November 2023, and replaced the previously existing credit agreement dated November 2015. The Credit Agreement provides for a revolving loan facility of $90 million, with an expansion option up to $140 million, as permitted under the terms of the Credit Agreement. The Company borrowed $18 million to repay, in full, all outstanding indebtedness, including accrued interest, under the previous credit agreement and to pay certain costs associated with the Credit Agreement. Unamortized debt issuance costs of $0.2 million were recorded to interest expense at the time of reduction.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The Company incurs a fee, 0.30% and 0.35% at June 30, 2019 and 2018, respectively, on any unused capacity under the revolving loan facility. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2019, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by two of the Company’s U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

The amounts borrowed as of June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Amounts borrowed:
Revolving credit facility	$10,000	$18,000
Less: deferred financing costs, net of accumulated amortization of $98 and $25	(638)	(712)
Total borrowed	$9,362	$17,288

Available to be borrowed under revolving facility, subject to certain limitations	$80,000	$72,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	1.75%
Actual interest rates	4.19%	4.25%

There are no scheduled principal payments until maturity of the Credit Agreement in November 2023.

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

During the first quarter of 2018, the Company recorded a $1.0 million liability related to a class action lawsuit regarding the applicability of provisions of the Fair Credit Reporting Act (the "FCRA") to one of our products. The recorded liability reflects a tentative settlement, which upon final approval by the court, will resolve all remaining claims subject to the lawsuit. The lawsuit was brought by Ian Douglas, individually, as a representative of the class and on behalf of the general public, against DHI Group, Inc. and Dice Inc. asserting six claims under the FCRA that the Company’s Open Web profiles are “consumer reports” and Dice is a “consumer reporting agency” under the FCRA, including claims pursuant to the private right of action in 15 U.S.C. Section 1681n for alleged willful violations of the FCRA. The action was originally filed in a federal district court on July 26, 2017, but as a part of the settlement process, the action has been re-filed and is pending in the Superior Court of Santa Clara County, California (Case No. 18CV331732). The court has given preliminary approval of the settlement, and has directed that notice be given to the class. A hearing on final approval of the settlement is scheduled for August 2019.

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

12.    EQUITY TRANSACTIONS

Stock Repurchase Plans—The Company's board of directors approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the Stock Repurchase Plans approved by the board of directors:

	May 2018 to May 2019	May 2019 to May 2020
Approval Date	May 2018	April 2019
Authorized Repurchase Amount of Common Stock	$7 million	$7 million

During the quarter ended June 30, 2019, there were no purchases of the Company's common stock pursuant to the Stock Repurchase Plan.

There were no unsettled share repurchases as of June 30, 2019 and 26,337 unsettled share repurchases as of December 31, 2018.

The Company's Board of Directors approved the retirement of 20 million shares of treasury stock during the three months ended March 31, 2019 and, as a result, the Company reduced additional paid in capital by $161.6 million and Common Stock by $0.2 million during the three months ended March 31, 2019. The value of treasury stock retired was computed based on the average repurchase price of all treasury shares as of March 31, 2019, which was $8.09 per share.

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

13.    DISPOSITION RELATED AND OTHER COSTS

In May 2017, the Company announced plans to divest a number of its non-tech businesses to achieve greater focus and resource allocation toward its core tech-focused business. The divestitures included: Health eCareers (sold December 4, 2017), BioSpace (transferred majority ownership to BioSpace management on January 31, 2018), Hcareers (sold May 22, 2018), and Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). Additionally, the Company ceased the Dice Europe operations on August 31, 2018 and vacated certain offices during 2018. In connection with the divestitures and focus on the tech business, the Company incurred certain severance, reorganization, and other related costs to further these strategic objectives.

The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

Three Months Ended June 30, 2019	Accrual at March 31, 2019	Expense	Cash Payments	Accrual at June 30, 2019
Severance and retention	$727	$495	$(405)	$817
Professional fees and other costs	1,204	330	(1,475)	59
Lease exit and related asset impairment costs	642	—	(52)	590
Total disposition related and other costs	$2,573	$825	$(1,932)	$1,466

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2018	Accrual at March 31, 2018	Expense	Cash Payments	Non-Cash Impairment	Accrual at June 30, 2018
Severance and retention	$852	$1,168	$(498)	$—	$1,522
Professional fees and other costs	653	523	(725)	—	451
Lease exit and related asset impairment costs	—	427	—	(168)	259
Total disposition related and other costs	$1,505	$2,118	$(1,223)	$(168)	$2,232

Six Months Ended June 30, 2019	Accrual at December 31, 2018	Expense	Cash Payments	Accrual at June 30, 2019
Severance and retention	$1,089	$1,258	$(1,530)	$817
Professional fees and other costs	1,271	442	(1,654)	59
Lease exit and related asset impairment costs	947	—	(357)	590
Total disposition related and other costs	$3,307	$1,700	$(3,541)	$1,466

Six Months Ended June 30, 2018	Accrual at December 31, 2017	Expense	Cash Payments	Non-Cash Impairment	Accrual at June 30, 2018
Severance and retention	$1,237	$1,770	$(1,485)	$—	$1,522
Professional fees and other costs	825	932	(1,306)	—	451
Lease exit and related asset impairment costs	—	427	—	(168)	259
Total disposition related and other costs	$2,062	$3,129	$(2,791)	$(168)	$2,232

14.    STOCK BASED COMPENSATION

Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors.

The Company recorded total stock based compensation expense of $1.6 million and $3.1 million during the three and six month periods ended June 30, 2019, respectively, and $1.6 million and $4.1 million during the three and six month periods ended June 30, 2018, respectively. At June 30, 2019, there was $11.5 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

In connection with the employment agreement for the Company's new Chief Executive Officer, the Company granted, as Inducement Grants Under NYSE Rule 303A.08, 1,750,000 shares of restricted stock during the second quarter of 2018 and 750,000 performance based restricted stock units during the fourth quarter of 2018 to the Company's new Chief Executive Officer.

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

A summary of the status of restricted stock awards as of June 30, 2019 and 2018 and the changes during the periods then ended is presented below:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	5,246,578	$2.13	3,203,507	$3.40
Granted	412,290	$3.10	2,256,500	$1.71
Forfeited	(114,375)	$2.65	(79,750)	$4.30
Vested	(995,414)	$1.66	(483,810)	$4.69
Non-vested at end of period	4,549,079	$2.31	4,896,447	$2.48

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	4,518,932	$2.32	2,393,257	$5.48
Granted	1,867,790	$2.54	3,763,000	$1.68
Forfeited	(227,625)	$3.08	(170,375)	$4.84
Vested	(1,610,018)	$2.51	(1,089,435)	$5.97
Non-vested at end of period	4,549,079	$2.31	4,896,447	$2.48

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. Under the first agreement, with a grant during the year ended December 2017, the fair value of PSUs are measured using the Monte Carlo pricing model. The expense related to these PSUs are recorded over the vesting period. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed the total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of the initial grant less shares vested in performance periods one and two. As of June 30, 2019, there were 252,500 unvested shares related to the first agreement.

Under the second agreement, the fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the year ended December 31, 2019, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period. As of June 30, 2019, there were 1,470,000 unvested shares related to the second agreement.

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of June 30, 2019 and 2018 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,672,500	$2.46	505,000	$6.24
Granted	60,000	$3.00	—	$—
Forfeited	(10,000)	$2.35	—	$—
Non-vested at end of period	1,722,500	$2.48	505,000	$6.24

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,255,000	$3.45	760,003	$6.92
Granted	740,000	$2.40	—	$—
Forfeited	(272,500)	$6.74	(255,003)	$8.27
Non-vested at end of period	1,722,500	$2.48	505,000	$6.24

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the six months ended June 30, 2019 and 2018.

A summary of the status of options previously granted as of June 30, 2019 and 2018, and the changes during the periods then ended, is presented below:

	Three Months Ended June 30, 2019
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	233,000	$8.19	$—
Forfeited	(40,000)	$7.73	$—
Options outstanding at end of period	193,000	$8.28	$—
Exercisable at end of period	193,000	$8.28	$—

	Three Months Ended June 30, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	984,375	$8.67	$—
Forfeited	(176,813)	$8.68	$—
Options outstanding at end of period	807,562	$8.67	$—
Exercisable at end of period	805,030	$8.67	$—

	Six Months Ended June 30, 2019
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	327,000	$8.35	$—
Forfeited	(134,000)	$8.45	$—
Options outstanding at end of period	193,000	$8.28	$—
Exercisable at end of period	193,000	$8.28	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,101,875	$9.28	$—
Forfeited	(294,313)	$10.94	$—
Options outstanding at end of period	807,562	$8.67	$—
Exercisable at end of period	805,030	$8.67	$—

The weighted-average remaining contractual term of options exercisable at June 30, 2019 is 1.3 years. The following table summarizes information about options outstanding as of June 30, 2019:

Exercise Price	Options Outstanding and Exercisable	Weighted- Average Remaining Contractual Life
		(in years)
$ 7.00 - $ 7.99	110,000	1.6
$ 8.00 - $ 8.99	13,000	1.9
$ 9.00 - $ 9.99	70,000	0.6
	193,000

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

The Company has one reportable segment, Tech-focused, which includes the Dice, Dice Europe (ceased operations on August 31, 2018), ClearanceJobs, eFinancialCareers services, and corporate related costs (formerly included in Corporate & Other). Management has organized its reportable segment based upon its internal management reporting.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information (in thousands and recast for the change in reportable segments):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
By Segment:
Revenues:
Tech-focused(1)	$37,359	$38,344	$74,479	$76,285
Other	—	3,251	—	8,381
Total revenues	$37,359	$41,595	$74,479	$84,666

Depreciation:
Tech-focused(1)	$2,361	$2,224	$4,786	$4,381
Other	—	101	—	234
Total depreciation	$2,361	$2,325	$4,786	$4,615

Amortization:
Tech-focused(1)	$—	$—	$—	$—
Other	—	191	—	482
Total amortization	$—	$191	$—	$482

Operating income (loss):
Tech-focused	$3,765	$1,384	$7,357	$3,040
Other	—	(314)	—	4,879
Operating income	3,765	1,070	7,357	7,919
Interest expense and other	(219)	(489)	(324)	(1,035)
Other expense	—	(24)	—	(33)
Income before income taxes	$3,546	$557	$7,033	$6,851

Capital expenditures:
Tech-focused(1)	$3,234	$2,395	$6,286	$4,176
Other	—	47	—	180
Total capital expenditures	$3,234	$2,442	$6,286	$4,356

(1) Dice Europe ceased operations on August 31, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
By Geography:
Revenues:
United States	$29,887	$30,200	$59,506	$60,205
United Kingdom	4,431	4,269	9,140	8,891
EMEA, APAC and Canada (1)	3,041	7,126	5,833	15,570
Non-United States	7,472	11,395	14,973	24,461
Total revenues	$37,359	$41,595	$74,479	$84,666

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). Revenues from Canada ceased May 22, 2018 upon the sale of the Company's Hcareers business.

The Company's total assets as of June 30, 2019 and December 31, 2018 are entirely Tech-focused due to the non-tech businesses being divested during 2018.

16.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

equivalents assuming exercise of stock options, where dilutive. Stock-based awards of approximately 0.5 million and 0.6 million shares were outstanding during the three and six month periods ended June 30, 2019, respectively, and approximately 2.2 million and 2.5 million shares were outstanding during the three and six month periods ended June 30, 2018, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the effect of the awards is anti-dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$3,061	$(205)	$4,649	$3,298

Weighted-average shares outstanding—basic	48,918	48,722	48,513	48,491
Add shares issuable from stock-based awards	2,957	—	2,626	915
Weighted-average shares outstanding—diluted	51,875	48,722	51,139	49,406

Basic earnings per share	$0.06	$—	$0.10	$0.07
Diluted earnings per share	$0.06	$—	$0.09	$0.07

17. INCOME TAXES

The Company’s effective tax rate was 14% and 34% for the three and six months ended June 30, 2019, respectively, and 137% and 52% for the three and six months ended June 30, 2018, respectively.  The following items caused the effective tax rate to differ from the U.S. statutory rate:

•
Excess tax benefits of $0.3 million and deficiencies of $0.4 million during the three and six months ended June 30, 2019, respectively, related to the vesting or settlement of share-based compensation awards.

•	Tax expense of $0.4 million during the six months ended June 30, 2019, related to the transition tax on the deemed repatriation of foreign earnings.

•	Tax deficiencies of $0.4 million and $1.7 million during the three and six months ended June 30, 2018, respectively, related to the vesting or settlement of share-based compensation awards.

•	Tax expense of $0.3 million during the three and six months ended June 30, 2018, respectively, related to capital gains tax on the sale of the Hcareers business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

None.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Tech-focused segment sells recruitment packages that can include access to our databases of resumes and job posting capabilities. Hcareers (sold May 22, 2018 and included in Other) sold job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At June 30, 2019 and 2018, Dice had approximately 6,100 and 6,200 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer increased from $1,110 and $1,111 for the three and six months ended June 30, 2018, respectively, to $1,130 and $1,132 for the three and six months ended June 30, 2019, respectively. Deferred revenue, as shown on the Condensed Consolidated Balance sheets, reflects customer billings made in advance of services being rendered. Deferred revenue is a key metric of our business as it indicates a level of sales already made that will be recognized as revenue in the future and reflects the impact of our ability to sign customers to longer term contracts. Deferred revenue at June 30, 2019 and December 31, 2018 was $58.0 million and $56.1 million, respectively, reflecting a seasonal increase in deferred revenue.

We also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.

The Company’s revenues declined $4.2 million, or 10%, for the three months ended June 30, 2019 compared to the same period of the prior year. The decline was entirely due to the divested businesses and the closure of the Dice Europe business on August 31, 2018, which together declined $4.5 million. The on-going Tech-focused segment, which excludes the Dice Europe operations, increased $0.3 million, or 1%, compared to the second quarter of 2018 driven by ClearanceJobs growth of 17%, partially offset by a 1% decline at Dice. The 4% decline at eFinancialCareers was related to foreign exchange. See further discussion in the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018.

The Company continues to evolve and present new products and features to attract and engage qualified professionals and match them with employers, such as the Dice Talent Search, Dice Candidate Match, MyDiceHome, Dice Salary Predictor, Dice Job Search and Job Alerts, ClearanceJobs NextGen, ClearanceJobs Pulse, ClearanceJobs BrandAmp and eFinancialCareers Job Search platform. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new customers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the innovative products noted above.

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

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Change	Foreign Exchange Impact
	2019	2018
	(in thousands, except percentages)
Tech-focused
Dice (1)	$23,215	$23,489	$(274)	(1)%	$—
eFinancialCareers	8,130	8,467	(337)	(4)%	(337)
ClearanceJobs	6,014	5,133	881	17%	—
Tech-focused, excluding Dice Europe	37,359	37,089	270	1%	(337)
Dice Europe(2)	—	1,255	(1,255)	n.m.	—
Tech-focused	37,359	38,344	(985)	(3)%	(337)

Other
Hcareers(3)	—	1,936	(1,936)	n.m.	—
Rigzone(3)	—	1,315	(1,315)	n.m.	—
Other	—	3,251	(3,251)	n.m.	—
Total revenues	$37,359	$41,595	$(4,236)	(10)%	$(337)

(1) Includes Dice U.S. and Targeted Job Fairs.
(2) Dice Europe ceased operations on August 31, 2018.
(3) Hcareers was sold on May 22, 2018, and majority ownership of the remaining Rigzone business was transferred to Rigzone management on August 31, 2018.
We experienced a decrease in revenue in the Tech-focused segment of $1.0 million, or 3%, which was driven by Dice Europe's decline of $1.3 million due to its ceasing operations on August 31, 2018. Excluding Dice Europe and impacts for foreign exchange, the Tech-focused segment increased 2%. Revenue at Dice decreased by $0.3 million, or 1%, compared to the same period in 2018 driven by stabilizing recruitment package customers and renewal rates. Revenues for ClearanceJobs increased by $0.9 million, or 17%, for the three months ended June 30, 2019 as compared to the same period in 2018, primarily driven by favorable market conditions, high demand for professionals with government clearance, and consistent product releases and enhancements driving activity on the site. eFinancialCareers revenue decreased by $0.3 million, or 4%, as compared to the same period in 2018, primarily due to foreign currency exchange.
Revenues for Other decreased $3.3 million, which was due to the non-tech businesses being divested during 2018.
Cost of Revenues

	Three Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Cost of revenues	$3,916	$4,749	$(833)	(18)%
Percentage of revenues	10.5%	11.4%

Cost of revenues decreased $0.8 million, or 18%, as the Tech-focused and Other segments each decreased $0.4 million. In the Tech-focused segment, $0.2 million of the decrease was due to Dice Europe ceasing operations on August 31, 2018 and the remaining decrease was primarily related to lower technology infrastructure costs. The decrease in Other was due to the non-tech businesses being divested during 2018.

Product Development Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Product development	$4,391	$5,129	$(738)	(14)%
Percentage of revenues	11.8%	12.3%
Product development expenses decreased $0.7 million, or 14%. The Tech-focused segment decreased $0.3 million mainly due to higher capitalization of internal development costs driven by the Company's focus on the quarterly delivery of product enhancements and features. The decrease in Other was due to the non-tech businesses being divested during 2018.
Sales and Marketing Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Sales and marketing	$13,774	$16,387	$(2,613)	(16)%
Percentage of revenues	36.9%	39.4%

Sales and marketing expenses decreased $2.6 million, or 16%. The divested businesses and the Dice Europe closure contributed $1.2 million and $1.0 million, respectively, to the overall decline. The ongoing Tech-focused segment decreased by $0.4 million, of which $1.2 million was primarily related to reduced discretionary expenses realized from efficiencies and focus on higher yielding resources, partially offset by increased compensation related costs of $0.8 million primarily related to higher commissions.
General and Administrative Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
General and administrative	$7,790	$8,787	$(997)	(11)%
Percentage of revenues	20.9%	21.1%

General and administrative expenses decreased $1.0 million, or 11%. The Tech-focused segment decreased $0.5 million mainly due to a reduction in consulting costs and rent while Other decreased $0.4 million due to the non-tech businesses being divested during 2018.
Depreciation

	Three Months Ended June 30,		Increase	Percent Change
	2019	2018
	(in thousands, except percentages)
Depreciation	$2,361	$2,325	$36	2%
Percentage of revenues	6.3%	5.6%
Depreciation increased slightly from the same period in 2018. Depreciation in the Tech-focused segment increased $0.1 million in connection with the capitalization and subsequent depreciation of costs related to the development and release of new products and features. Depreciation in Other decreased $0.1 million, which was due to the non-tech businesses being divested during 2018.

Amortization of Intangible Assets

	Three Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Amortization	$—	$191	$(191)	(100)%
Percentage of revenues	—%	0.5%

Amortization expense decreased $0.2 million to zero due to the removal of amortizable intangible assets related to the non-tech businesses divested during the year ended December 31, 2018.

Disposition Related and Other Costs

	Three Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Disposition related and other costs	$825	$2,118	$(1,293)	(61)%
Percentage of revenues	2.2%	5.1%
The disposition related and other costs of $0.8 million for the three months ended June 30, 2019, as described in Note 13 to the Condensed Consolidated Financial Statements, are primarily due to severance and related costs incurred while reorganizing the Tech-focused business.
The disposition related and other costs of $2.1 million in 2018 are primarily due to severance and other related costs in connection with the divestiture process and reorganization to the tech-focused strategy.
Operating Income
Operating income for the three months ended June 30, 2019 was $3.8 million, a margin of 10%, compared to $1.1 million, a margin of 3%, for the same period in 2018, an increase of $2.7 million. The increased operating income and percentage margin are driven by cost savings initiatives and the closure of Dice Europe in 2018, which had a lower operating margin.
Interest Expense and Other

	Three Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Interest expense	$219	$489	$(270)	(55)%
Percentage of revenues	0.6%	1.2%
Interest expense decreased $0.3 million, or 55%, primarily due to the lower weighted-average debt outstanding during the three months ended June 30, 2019.
Income Taxes

	Three Months Ended June 30,
	2019	2018
	(in thousands, except percentages)
Income before income taxes	$3,546	$557
Income tax expense	485	762
Effective tax rate	13.7%	136.8%

Our effective tax rate differed from the U.S. statutory rate due to an excess tax benefit of $0.3 million and a deficiency of $0.4 million for the three months ended June 30, 2019 and 2018, respectively, upon the vesting or settlement of share-based compensation awards. Tax expense of $0.3 million for the three months ended June 30, 2018 related to capital gains tax on the sale of the Hcareers business.

Earnings per Share
Diluted earnings per share was $0.06 and $0.00 for the three month periods ended June 30, 2019 and 2018, respectively. The 2018 period was negatively impacted by lower operating income and a higher effective tax rate.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Change	Foreign Exchange Impact
	2019	2018
	(in thousands, except percentages)
Tech-focused
Dice (1)	$46,361	$46,771	$(410)	(1)%	$—
eFinancialCareers	16,322	17,030	(708)	(4)%	(748)
ClearanceJobs	11,796	9,937	1,859	19%	—
Tech-focused, excluding Dice Europe	74,479	73,738	741	1%	(748)
Dice Europe(2)	—	2,547	(2,547)	n.m.	—
Tech-focused	74,479	76,285	(1,806)	(2)%	(748)

Corporate & Other
Hcareers(3)	—	5,329	(5,329)	n.m.	—
Rigzone(3)	—	2,840	(2,840)	n.m.	—
BioSpace(3)	—	212	(212)	n.m.	—
Corporate & Other	—	8,381	(8,381)	n.m.	—
Total revenues	$74,479	$84,666	$(10,187)	(12)%	$(748)

(1) Includes Dice U.S. and Targeted Job Fairs.
(2) Dice Europe ceased operations on August 31, 2018.
(3) Majority ownership of the BioSpace business was transferred to BioSpace management on January 31, 2018, the RigLogix portion of the Rigzone business was sold on February 20, 2018, Hcareers was sold on May 22, 2018, and majority ownership of the remaining Rigzone business was transferred to Rigzone management on August 31, 2018.

We experienced a decrease in revenue in the Tech-focused segment of $1.8 million, or 2%, which was driven by Dice Europe's decline of $2.5 million due to its ceasing operations on August 31, 2018. Excluding Dice Europe and impacts for foreign exchange, the Tech-focused segment increased 2%. Revenue at Dice decreased by $0.4 million, or 1%, compared to the same period in 2018 as recruitment package customers and renewal rates have stabilized. Revenue at ClearanceJobs increased by $1.9 million as compared to the same period in 2018, primarily driven by favorable market conditions, high demand for professionals with government clearance, and consistent product releases and enhancements. eFinancialCareers revenue decreased by $0.7 million, or 4%, compared to the same period in 2018 primarily due to foreign currency exchange.
Revenues for Other decreased $8.4 million, which was due to the non-tech businesses being divested during 2018.

Cost of Revenues

	Six Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Cost of revenues	$7,741	$9,906	$(2,165)	(22)%
Percentage of revenues	10.4%	11.7%

Cost of revenues decreased $2.2 million, or 22%, as the Tech-focused segment decreased $0.9 million and Other decreased $1.3 million. In the Tech-focused segment, $0.4 million of the decrease was due to Dice Europe ceasing operations on August 31, 2018 and $0.5 million of the decrease was primarily related to a decrease in technology infrastructure costs. Other decreased $1.3 million, which was due to the non-tech businesses being divested during 2018.
Product Development Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Product development	$8,587	$10,592	$(2,005)	(19)%
Percentage of revenues	11.5%	12.5%

Product Development expenses decreased $2.0 million, or 19%. The Tech-focused segment decreased $1.0 million mainly due to higher capitalization of internal development costs driven by the Company's renewed focus on the quarterly delivery of product enhancements and features. Other decreased $1.0 million, which was due to the non-tech businesses being divested during 2018.

Sales and Marketing Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Sales and marketing	$28,053	$32,654	$(4,601)	(14)%
Percentage of revenues	37.7%	38.6%

Sales and marketing expenses decreased $4.6 million, or 14%. The divested businesses and the Dice Europe closure contributed $2.9 million and $2.1 million, respectively, to the overall decline. The ongoing Tech-focused segment increased by $0.3 million, driven by a $2.3 million increase in compensation related costs, of which $2.0 million related to higher sales commissions, including a $1.3 million transitional impact of adopting ASC 606. These increases were partially offset by $2.0 million of reduced discretionary expenses realized from efficiencies and focus on higher yielding resources.
General and Administrative Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
General and administrative	$15,718	$19,169	$(3,451)	(18)%
Percentage of revenues	21.1%	22.6%

General and administrative costs decreased $3.5 million or 18%. The Tech-focused segment decreased $2.3 million, of which $1.3 million was due to a decrease in legal contingencies and fees that were recorded in the first half of 2018 regarding the applicability of provisions of the FCRA to one of our products as described in Note 11 to the Condensed Consolidated Financial Statements and $0.9 million due to lower stock based compensation primarily due to the acceleration of vesting related to the Company's former Chief Executive Officer in the 2018 period. Other decreased $1.2 million, which was due to the non-tech businesses being divested during 2018.

Depreciation

	Six Months Ended June 30,		Increase	Percent Change
	2019	2018
	(in thousands, except percentages)
Depreciation	$4,786	$4,615	$171	4%
Percentage of revenues	6.4%	5.5%
Depreciation expense for the six months ended June 30, 2019 increased $0.2 million or 4%. The Tech-focused segment increased by $0.4 million in connection with the development and release of new products and features. Other depreciation decreased $0.2 million, which was due to the non-tech businesses being divested during 2018.
Amortization of Intangible Assets

	Six Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Amortization	$—	$482	$(482)	(100)%
Percentage of revenues	—%	0.6%

Amortization expense decreased by $0.5 million to zero due to the removal of amortizable intangible assets related to the non-tech businesses divested during the year ended December 31, 2018.
Disposition Related and Other Costs

	Six Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Disposition related and other costs	$1,700	$3,129	$(1,429)	(46)%
Percentage of revenues	2.3%	3.7%
The disposition related and other costs of $1.7 million for the six months ended June 30, 2019, as described in Note 13 to the Condensed Consolidated Financial Statements, are primarily due to severance and related costs incurred while reorganizing the Tech-focused business.

The disposition related and other costs of $3.1 million in 2018 are primarily due to severance and other related costs in connection with the divestiture process and the reorganization to the tech-focused strategy.

Operating Income

Operating income for the six months ended June 30, 2019 was $7.4 million, for a margin of 10%, as compared to $7.9 million, a margin of 9%, for the same period in 2018. The 2018 period benefited from a $3.8 million gain on sale while cost savings initiatives and the closure of Dice Europe in 2018, which had a lower operating margin.
Interest Expense and Other

	Six Months Ended June 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Interest expense	$324	$1,035	$(711)	(69)%
Percentage of revenues	0.4%	1.2%
Interest expense for the six months ended June 30, 2019 decreased $0.7 million, or 69%, from the same period in 2018 due to lower weighted-average debt outstanding during the six months ended June 30, 2019.

Income Taxes

	Six Months Ended June 30,
	2019	2018
	(in thousands, except percentages)
Income before income taxes	$7,033	$6,851
Income tax expense	2,384	3,553
Effective tax rate	33.9%	51.9%

Our effective tax rate differed from the U.S. statutory rate due to discrete tax items of $0.4 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively, related to tax deficiencies upon the vesting or settlement of share-based compensation awards. Tax expense of $0.4 million for the six months ended June 30, 2019 related to the transition tax on the deemed repatriation of foreign earnings and tax expense of $0.3 million for the six months ended June 30, 2018 related to capital gains tax on the sale of the Hcareers business.
Earnings per Share
Diluted earnings per share was $0.09 and $0.07 for the six months ended June 30, 2019 and 2018, respectively. The 2018 period benefited from a $3.8 million gain on sale while revenue improvement, cost savings initiatives, the closure of Dice Europe in 2018 and lower interest expense drove the improvement in the 2019 period.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP metrics used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock based compensation, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the credit agreement, deferred revenues written off in connection with acquisition purchase accounting adjustments, writeoff of non-cash stock based compensation, severance and retention costs related to dispositions and reorganizations of the Company, and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, interest income, business interruption insurance proceeds, and any income or gain resulting from certain dispositions outside the ordinary course of business, including prior positive operating results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.
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
A reconciliation of Adjusted Revenues for the six months ended June 30, 2019 and 2018 follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Revenues	$74,479	$84,666
Hcareers (1)	—	(5,329)
Rigzone (2)	—	(2,840)
BioSpace (3)	—	(212)
Other	$—	$(8,381)
Adjusted Revenues	$74,479	$76,285

(1) The Company sold Hcareers on May 22, 2018.
(2) The Company sold the Riglogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of remaining Rigzone business to Rigzone management on August 31, 2018.
(3) The Company transferred majority ownership to BioSpace management on January 31, 2018.

A reconciliation of Adjusted EBITDA for the six months ended June 30, 2019 and 2018 follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$4,649	$3,298
Interest expense	326	1,035
Income tax expense	2,384	3,553
Depreciation	4,786	4,615
Amortization of intangible assets	—	482
Non-cash stock based compensation	3,078	4,089
(Gain) loss on sale of businesses, net	537	(3,800)
Disposition related and other costs	1,700	3,129
Legal contingencies and related fees	163	1,620
Divested businesses	—	(2,215)
Other	(2)	34
Adjusted EBITDA	$17,621	$15,840

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$14,375	$8,297
Interest expense	326	1,035
Amortization of deferred financing costs	(74)	(97)
Income tax expense	2,384	3,553
Deferred income taxes	(95)	(540)
Change in accrual for unrecognized tax benefits	(210)	(320)
Change in accounts receivable	(3,806)	(13,482)
Change in deferred revenue	(1,906)	10,692
Disposition related and other costs	1,700	3,129
Legal contingencies and related fees	163	1,620
Divested businesses	—	(2,215)
Changes in working capital and other	4,764	4,168
Adjusted EBITDA	$17,621	$15,840

A reconciliation of Adjusted EBITDA Margin for the six months ended June 30, 2019 and 2018 follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Adjusted Revenues	$74,479	$76,285
Adjusted EBITDA	$17,621	$15,840
Adjusted EBITDA Margin	24%	21%

Cash Flows
We have summarized our cash flows for the six months ended June 30, 2019 and 2018 (in thousands).

	Six Months Ended June 30,
	2019	2018
Cash from operating activities	$14,375	$8,297
Cash from (used in) investing activities	$(3,603)	$13,306
Cash used in financing activities	$(9,541)	$(23,562)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At June 30, 2019, we had cash of $7.6 million compared to $6.5 million at December 31, 2018. Cash held by foreign subsidiaries totaled approximately $3.1 million and $2.2 million at June 30, 2019 and December 31, 2018, respectively. Cash and cash equivalent balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, we had $80.0 million in borrowing capacity under our $90.0 million Credit Agreement at June 30, 2019, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing U.S. cash and cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash flows from operating activities were $14.4 million and $8.3 million for the six month periods ended June 30, 2019 and 2018, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the 2019 period increased compared to 2018 due to increased income before changes in working capital and a change in billing terms implemented in the first half of 2018 to bring them in line with market standards, which reduced operating cash flows during the 2018 period. The impact of this change was most significant in the first half of 2018 and then diminished throughout the remainder of the year and has substantially stabilized in the first half of 2019.
Investing Activities
During the six month period ended June 30, 2019, cash used in investing activities was $3.6 million compared to $13.3 million of cash provided in the same period in 2018. Cash used in investing activities in the six month period ended June 30, 2019 was attributable to the acquisition of fixed assets, including costs of internally developed software, of $6.3 million, partially offset by escrow cash received from the sale of the non-tech businesses. Cash provided by investing activities during the six month period ended June 30, 2018 was attributable to the cash received from the sale of businesses of $17.5 million, partially offset by the acquisition of fixed assets, including costs of internally developed software, of $4.2 million.
Financing Activities
Cash used in financing activities during the six month period ended June 30, 2019 was $9.5 million, primarily due to $8.0 million of net repayments on long-term debt and $1.5 million related to share purchases. Cash used during the six month period ended June 30, 2018 of $23.6 million was primarily due to net repayments on long-term debt.

Credit Agreement
In November 2018, the Company, together with Dice, Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the "Borrowers") entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"), which matures in November 2023, and replaced the previously existing credit agreement dated November 2015. The Credit Agreement provides for a revolving loan facility of $90 million, with an expansion option up to $140 million, as permitted under the terms of the Credit Agreement. The Company borrowed $18 million to repay, in full, all outstanding indebtedness, including accrued interest, under the previous credit agreement and to pay certain costs associated with the Credit Agreement. Unamortized debt issuance costs of $0.2 million were recorded to interest expense at the time of reduction.
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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2019, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements.
The obligations under the Credit Agreement are guaranteed by two of the Company's U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company's foreign subsidiaries.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of June 30, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$10,000	$—	$—	$10,000	$—
Operating lease obligations	20,015	2,354	8,169	5,177	4,315
Total contractual obligations	$30,015	$2,354	$8,169	$15,177	$4,315
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2019, we had $10.0 million outstanding under our Credit Agreement. Interest payments are due at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 10 “Indebtedness” in our Condensed Consolidated Financial Statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 4.19% (the rate in effect on June 30, 2019) on our current borrowings, interest payments are expected to be approximately $0.2 million in 2019, and approximately $0.4 million per year in 2020-2023.
As of June 30, 2019, we had approximately $1.9 million of unrecognized tax benefits as liabilities, and it is uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2019 are $1.9 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next twelve months.

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

Foreign Exchange Risk

We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America. For the six months ended June 30, 2019 and 2018, approximately 20% and 29% of our revenues were earned outside the United States, respectively, and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling, primarily, and the United States dollar and the translation of these. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income (loss), and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses for the six months ended June 30, 2019 would have been a decrease of approximately $90,000 and $83,000, respectively.

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

The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2019 and December 31, 2018, our cumulative translation adjustment decreased stockholders’ equity by $31.5 million and $31.2 million, respectively. The change from December 31, 2018 to June 30, 2019 is primarily attributable to the position of the British Pound sterling against the United States dollar.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of June 30, 2019, we had outstanding borrowings of $10.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2019 on our current borrowings would increase by less than $0.1 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2019. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of August 1, 2019, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Our board of directors approved a stock repurchase program that permits the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the stock repurchase plans approved by the board of directors:

	May 2018 to May 2019	May 2019 to May 2020
Approval Date	May 2018	April 2019
Authorized Repurchase Amount of Common Stock	$7 million	$7 million

During the quarter ended June 30, 2019, there were no purchases of the Company's common stock pursuant to the Stock Repurchase Plan.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1*	Employment Agreement and Addendum to Employment Agreement dated as of April 24, 2019 between DHI Group, Inc. and Chris Henderson.
10.2*
Separation Agreement, dated as of June 26, 2019, between DHI Group, Inc. and Ian Shepherd (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2019).

10.3*	2019 Form of Performance-Based Restricted Stock Unit Award Agreement under the 2012 Equity Plan.
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Luc Grégoire, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	August 1, 2019	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Luc Grégoire
Luc Grégoire Chief Financial Officer
(Principal Financial Officer)