Form 10-Q
period 2019-09-30
DHI GROUP, INC.
filed 2019-11-07
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2019
______________________________________________
 OR

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-33584
 ____________________________________________
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
  _______________________________________________

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
As of November 1, 2019, there were 53,898,380 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018
	Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2019 and 2018
	Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended September 30, 2019 and 2018
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 5.	Other Information	41

Item 6.	Exhibits	42

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

PART I
ITEM 1. Financial Statements

DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$4,454	$6,472
Accounts receivable, net of allowance for doubtful accounts of $758 and $647	15,425	22,850
Income taxes receivable	945	2,203
Prepaid and other current assets	3,178	7,330
Total current assets	24,002	38,855
Fixed assets, net	18,922	15,890
Acquired intangible assets, net	39,000	39,000
Capitalized contract costs	6,299	7,939
Goodwill	151,949	153,974
Deferred income taxes	80	136
Operating lease right-of-use asset	15,865	—
Other assets	2,563	2,591
Total assets	$258,680	$258,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,209	$25,030
Operating lease liabilities	3,846	—
Deferred revenue	50,147	54,723
Income taxes payable	819	1,168
Total current liabilities	71,021	80,921
Long-term debt, net	7,398	17,288
Deferred income taxes	10,953	10,444
Deferred revenue	950	1,363
Accrual for unrecognized tax benefits	1,999	1,680
Operating lease liabilities	12,653	—
Other long-term liabilities	421	1,334
Total liabilities	105,395	113,030
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 69,254 and 87,522 shares, respectively; outstanding: 54,047 and 53,396 shares, respectively	693	876
Additional paid-in capital	225,658	383,123
Accumulated other comprehensive loss	(33,360)	(31,236)
Accumulated earnings	80,465	71,435
Treasury stock, 15,207 and 34,126 shares, respectively	(120,171)	(278,843)
Total stockholders’ equity	153,285	145,355
Total liabilities and stockholders’ equity	$258,680	$258,385
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$37,176	$38,917	$111,655	$123,583

Operating expenses:
Cost of revenues	4,250	4,424	11,991	14,330
Product development	4,121	5,219	12,708	15,811
Sales and marketing	13,615	13,974	41,668	46,628
General and administrative	7,502	8,843	23,220	28,012
Depreciation	2,415	2,540	7,201	7,155
Amortization of intangible assets	—	—	—	482
Disposition related and other costs (Note 13)	—	2,085	1,700	5,214
Total operating expenses	31,903	37,085	98,488	117,632
Gain (loss) on sale of businesses, net (Note 4)	—	(365)	(537)	3,435
Operating income	5,273	1,467	12,630	9,386
Interest expense and other	(188)	(335)	(512)	(1,370)
Other expense	—	(9)	—	(42)
Income before income taxes	5,085	1,123	12,118	7,974
Income tax expense	704	193	3,088	3,746
Net income	$4,381	$930	$9,030	$4,228

Basic earnings per share	$0.09	$0.02	$0.19	$0.09
Diluted earnings per share	$0.08	$0.02	$0.18	$0.09

Weighted-average basic shares outstanding	48,974	48,780	48,668	48,589
Weighted-average diluted shares outstanding	52,137	50,390	51,598	49,707
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,381	$930	$9,030	$4,228

Foreign currency translation adjustment	(1,863)	(894)	(2,124)	(2,431)
Total other comprehensive loss	(1,863)	(894)	(2,124)	(2,431)
Comprehensive income	$2,518	$36	$6,906	$1,797
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	87,522	$876	$383,123	34,126	$(278,843)	$71,435	$(31,236)	$145,355
Net income								1,588		1,588
Other comprehensive income									1,416	1,416
Stock based compensation					1,458					1,458
Restricted stock issued			1,456	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(113)	(1)		214	(532)			(533)
Performance-Based Restricted Stock Units eligible to vest			680	7						7
Performance-Based Restricted Stock Units forfeited			(10)	—						—
Retirement of treasury stock (see Note 12)			(20,000)	(200)	(161,600)	(20,000)	161,800			—
Purchase of treasury stock under stock repurchase plan						250	(491)			(491)
Balance at March 31, 2019	—	$—	69,535	$697	$222,981	14,590	$(118,066)	$73,023	$(29,820)	$148,815
Net income								3,061		3,061
Other comprehensive loss									(1,677)	(1,677)
Stock based compensation					1,620					1,620
Restricted stock issued			411	4						4
Restricted stock forfeited or withheld to satisfy tax obligations			(114)	(1)		165	(518)			(519)
Performance-Based Restricted Stock Units eligible to vest			60	—						—
Performance-Based Restricted Stock Units forfeited			(10)	—						—
Balance at June 30, 2019	—	$—	69,882	$700	$224,601	14,755	$(118,584)	$76,084	$(31,497)	$151,304
Net income								4,381		4,381
Other comprehensive loss									(1,863)	(1,863)
Stock based compensation					1,057					1,057
Restricted stock issued			234	2						2
Restricted stock forfeited or withheld to satisfy tax obligations			(214)	(2)		85	(316)			(318)
Performance-Based Restricted Stock Units eligible to vest			(548)	(6)						(6)
Performance-Based Restricted Stock Units forfeited			(100)	(1)						(1)
Purchase of treasury stock under stock repurchase plan						367	(1,271)			(1,271)
Balance at September 30, 2019	—	$—	69,254	$693	$225,658	15,207	$(120,171)	$80,465	$(33,360)	$153,285
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings (Loss)	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2017	—	$—	83,125	$831	$375,537	32,645	$(276,173)	$59,776	$(27,330)	$132,641
Net income								3,503		3,503
Other comprehensive income (loss)									2,322	2,322
Stock based compensation					2,510					2,510
Restricted stock issued			1,507	16						16
Restricted stock forfeited or withheld to satisfy tax obligations			(91)	(1)		188	(325)			(326)
Cumulative-effect of new accounting principle								4,485		4,485
Balance at March 31, 2018	—	$—	84,541	$846	$378,047	32,833	$(276,498)	$67,764	$(25,008)	$145,151
Net loss								(205)		(205)
Other comprehensive income (loss)									(3,859)	(3,859)
Stock based compensation					1,579					1,579
Restricted stock issued			2,257	22						22
Restricted stock forfeited or withheld to satisfy tax obligations			(80)	—		86	(148)			(148)
Purchase of treasury stock under stock repurchase plan						55	(95)			(95)
Balance at June 30, 2018	—	$—	86,718	$868	$379,626	32,974	$(276,741)	$67,559	$(28,867)	$142,445
Net income								930		930
Other comprehensive income (loss)									(894)	(894)
Stock based compensation					1,273					1,273
Restricted stock issued			6	—						—
Restricted stock forfeited or withheld to satisfy tax obligations			(179)	(2)		36	(75)			(77)
Purchase of treasury stock under stock repurchase plan						347	(721)			(721)
Unclaimed shareholder liability (see Note 12)					980					980
Balance at September 30, 2018	—	$—	86,545	$866	$381,879	33,357	$(277,537)	$68,489	$(29,761)	$143,936
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from (used in) operating activities:
Net income	$9,030	$4,228
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	7,201	7,155
Amortization of intangible assets	—	482
Deferred income taxes	573	1,830
Amortization of deferred financing costs	110	146
Stock based compensation	4,135	5,362
Change in accrual for unrecognized tax benefits	319	382
(Gain) loss on sale of businesses, net	537	(3,435)
Changes in operating assets and liabilities:
Accounts receivable	7,244	15,772
Prepaid expenses and other assets	66	1,709
Capitalized contract costs	1,602	(1,587)
Accounts payable and accrued expenses	(8,144)	(4,180)
Income taxes receivable/payable	923	(1,021)
Deferred revenue	(4,774)	(18,622)
Other, net	166	469
Net cash flows from operating activities	18,988	8,690
Cash flows from (used in) investing activities:
Net cash received from sale of businesses	2,683	17,542
Purchases of fixed assets	(10,345)	(6,604)
Net cash flows from (used in) investing activities	(7,662)	10,938
Cash flows from (used in) financing activities:
Payments on long-term debt	(25,000)	(30,000)
Proceeds from long-term debt	15,000	5,000
Payments under stock repurchase plan	(1,762)	(828)
Purchase of treasury stock related to vested restricted stock units	(1,366)	(547)
Net cash flows used in financing activities	(13,128)	(26,375)
Effect of exchange rate changes	(216)	(662)
Net change in cash and cash equivalents for the period	(2,018)	(7,409)
Cash and cash equivalents, beginning of period	6,472	12,068
Cash and cash equivalents, end of period	$4,454	$4,659

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report on Form 10-K”). Operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine month period ended September 30, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current "incurred loss" model with an "expected loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of a financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2022 for Smaller Reporting Companies. The Company is evaluating the expected impact of this standard on its consolidated financial statements.

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

Disaggregation of revenue

Our brands serve various economic professions, such as technology, financial, and energy (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue with reportable segments (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Tech-Focused	Other	Total	Tech-Focused	Other	Total
Dice	$22,915	$—	$22,915	$23,715	$—	$23,715
ClearanceJobs	6,320	—	6,320	5,422	—	5,422
eFinancial Careers	7,941	—	7,941	8,388	—	8,388
Dice Europe (1)	—	—	—	461	—	461
Rigzone (2)	—	—	—	—	931	931
Total	$37,176	$—	$37,176	$37,986	$931	$38,917

(1) The Company ceased Dice Europe operations on August 31, 2018.
(2) The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Tech-Focused	Other	Total	Tech-Focused	Other	Total
Dice	$69,276	$—	$69,276	$70,486	$—	$70,486
ClearanceJobs	18,116	—	18,116	15,359	—	15,359
eFinancial Careers	24,263	—	24,263	25,418	—	25,418
Dice Europe (1)	—	—	—	3,008	—	3,008
Hcareers (2)	—	—	—	—	5,329	5,329
Rigzone (2)	—	—	—	—	3,771	3,771
BioSpace (2)	—	—	—	—	212	212
Total	$111,655	$—	$111,655	$114,271	$9,312	$123,583

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

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of September 30, 2019	As of December 31, 2018

Receivables	$15,425	$22,850
Short-term contract liabilities (deferred revenue)	50,147	54,723
Long-term contract liabilities (deferred revenue)	950	1,363

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

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$27,122	$28,933	$49,653	$69,897

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2019	2020	2021	Total
Tech-focused	$26,742	$23,883	$472	$51,097

4. SALE OF BUSINESSES

The Company transferred a majority ownership of the Rigzone business to Rigzone management on August 31, 2018. The Company retained a 40% common share interest in Rigzone. The Company incurred approximately $0.4 million in selling costs and recognized a $0.4 million loss on sale in the third quarter of 2018.

The Company sold the Hcareers business on May 22, 2018 for $16.5 million and incurred approximately $1.5 million in selling costs, with $1.7 million of the purchase price placed in escrow (recorded in prepaid and other current assets), to be released twelve months after the closing date, subject to the terms and conditions of the transaction agreement, including certain contingencies. Additionally, the Company recorded a receivable of $0.2 million related to working capital, subject to the terms and conditions of the transaction agreement. Net cash proceeds of $14.0 million were received on the date of sale of Hcareers. As a result of the sale, a $0.8 million loss was recognized in the second quarter of 2018. During the second quarter of 2019, the escrow of $1.7 million and working capital terms and related contingencies were finalized resulting in the Company recording an additional loss on sale of $0.5 million and receiving cash of $0.7 million from the escrow and $0.2 million from working capital.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

6. INVESTMENTS

At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a leading tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. As of September 30, 2019, it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment is carried at its original cost of $2.0 million, which is included in the other assets section of the Condensed Consolidated Balance Sheets.

On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management with zero proceeds received from the transfer. The Company retained a 20% preferred share interest in the BioSpace business. The fair value of the investment was estimated to be zero at the time of the transfer. As of September 30, 2019, it was not practicable to estimate the fair value of the preferred stock investment as the shares are not traded. The investment is recorded at cost, which is zero. Upon a liquidation, sale or change in control of BioSpace within five years of January 31, 2018, the Company has the right to the first $1.0 million of proceeds or the option to convert its 20% preferred stock interest to a 20% common stock interest. On January 31, 2023, the 20% preferred share interest will convert to a 20% common share interest.

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company has evaluated the 40% common share interest in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment is recorded at zero at September 30, 2019.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost*	$1,073	$3,381
Sublease income	(332)	(986)
Total lease cost	$741	$2,395

* Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,405

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,653

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

September 30, 2019
Operating lease right-of-use-assets	$15,865

Operating lease liabilities - current	3,846
Operating lease liabilities - non-current	12,653
Total operating lease liabilities	$16,499

Weighted Average Remaining Lease Term (in years)
Operating leases	5.26

Weighted Average Discount Rate
Operating leases	4.32%

As of September 30, 2019, future operating lease payments were as follows (in thousands):

Operating Leases
October 1, 2019 through December 31, 2019	$1,158
2020	4,319
2021	3,707
2022	2,679
2023	2,433
2024 and Thereafter	4,235

Total lease payments	$18,531
Less imputed interest	2,032
Total	$16,499

As of September 30, 2019, the Company has no additional operating or finance leases that have not yet commenced.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments as of December 31, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows (in thousands):

Operating Leases
2019	$4,244
2020	3,710
2021	3,097
2022	2,540
2023	2,300
2024 and thereafter	4,524
Total minimum payments	$20,415

8.   ACQUIRED INTANGIBLE ASSETS, NET

As a result of the sale of Hcareers (sold May 22, 2018), the Company disposed of all its remaining unamortized finite-lived acquired intangible assets. Acquired intangible assets disposed of in conjunction with the sale had costs of $12.9 million and accumulated amortization of $6.7 million. As of September 30, 2019 and December 31, 2018, the net value of all finite-lived acquired intangible assets was zero.

As of September 30, 2019 and December 31, 2018, the Company had an indefinite-lived acquired intangible asset of $39.0 million related to the Dice trademark and brand name. The Company evaluates whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The Company is currently performing its annual impairment testing analysis as of October 1, 2019. No impairment has been recorded during the nine month periods ended September 30, 2019 and 2018.

The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2018 utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 6.0% based on comparable industry studies and improving operating margins and a discount rate of 15.3%. The test resulted in the fair value of the Dice trademark and brand name exceeding the carrying value by 2%.

Revenue attributable to the Dice trademarks and brand name declined during the year ended December 31, 2018 due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Revenues related to the Dice trademarks and brand name declined, excluding Dice Europe (which ceased operations on August 31, 2018) 7% for the year ended December 31, 2018 and declined 2% for the nine months ended September 30, 2019. The rate of revenue decline narrowed throughout 2018 and into the first three quarters of 2019. Revenue projections for the year ended December 31, 2019 and beyond are approximately flat and then increase compared to the year ended December 31, 2018. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Cash flows attributable to the Dice trademarks and brand name declined during 2018 as a result of the lower revenue, as well as increased spending focused on new and enhanced products and consulting fees related to expense reduction strategies and changes in invoicing terms. Operating expenses, excluding amortization expense, impairment charges and disposition related and other costs, are projected to slightly decline for the year ended December 31, 2019 as compared to the year ended December 31, 2018 and initially increase at higher levels as the Company invests for future growth and then at levels that allow for modest operating margin improvements. Operating margins since the October 1, 2018 testing date have improved and are in line with the margins used in the projections. As a result of these factors, the Company believes it is not more likely than not that the fair value of the Dice trademark is less than the carrying value as of September 30, 2019. If future cash flows attributable to the Dice trademark are not achieved, the Company could realize an impairment in a future period.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

anticipated market conditions, operating expense trends and capital expenditure requirements. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

9.   GOODWILL

The following table shows the carrying amount of goodwill as of December 31, 2018 and September 30, 2019 and the changes in goodwill for the nine month period ended September 30, 2019 (in thousands):

Goodwill at December 31, 2018	$153,974
Foreign currency translation adjustment	(2,025)
Goodwill at September 30, 2019	$151,949

The Company is currently performing its annual impairment testing analysis as of October 1, 2019. The annual impairment test for the Tech-focused reporting unit, which was performed as of October 1, 2018, resulted in the fair value of the reporting unit exceeding the carrying value by 40%. Results for the Tech-focused reporting unit for the periods since October 1, 2018 and estimated future results as of September 30, 2019 are consistent with the October 1, 2018 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of September 30, 2019. Therefore, no interim impairment testing was performed as of September 30, 2019.

The amount of goodwill as of September 30, 2019 allocated to the Tech-focused reporting unit was $151.9 million. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results. The discount rate applied for the Tech-focused reporting unit was 14.3% An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The Company incurs a fee, 0.30% and 0.35% at September 30, 2019 and 2018, respectively, on any unused capacity under the revolving loan facility. The facility may be prepaid at any time without penalty.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2019, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by two of the Company’s U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

The amounts borrowed as of September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Amounts borrowed:
Revolving credit facility	$8,000	$18,000
Less: deferred financing costs, net of accumulated amortization of $135 and $25	(602)	(712)
Total borrowed	$7,398	$17,288

Available to be borrowed under revolving facility, subject to certain limitations	$82,000	$72,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	1.75%
Actual interest rates	3.81%	4.25%

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

During the first quarter of 2018, the Company recorded a $1.0 million liability related to a class action lawsuit regarding the applicability of provisions of the Fair Credit Reporting Act (the "FCRA") to one of our products. The lawsuit was brought by Ian Douglas, individually, as a representative of the class and on behalf of the general public, against DHI Group, Inc. and Dice Inc. asserting six claims under the FCRA that the Company’s Open Web profiles are “consumer reports” and Dice is a “consumer reporting agency” under the FCRA, including claims pursuant to the private right of action in 15 U.S.C. Section 1681n for alleged willful violations of the FCRA. The action was originally filed in a federal district court on July 26, 2017, but as a part of the settlement process, the action was re-filed in the Superior Court of Santa Clara County, California (Case No. 18CV331732). The recorded liability reflected a settlement, which became final and was paid in the third quarter of 2019, that resolved all remaining claims subject to the lawsuit.

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

12.    EQUITY TRANSACTIONS

Stock Repurchase Plans—The Company's Board of Directors ("Board") approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the Stock Repurchase Plans approved by the Board:

	May 2018 to May 2019	May 2019 to May 2020
Approval Date	May 2018	April 2019
Authorized Repurchase Amount of Common Stock	$7 million	$7 million

As of September 30, 2019 the value of shares that may yet be purchased under the current plan was $5.7 million.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares repurchased[1]	367,155	347,280	617,300	402,297
Average purchase price per share[2]	$3.46	$2.08	$2.86	$2.03
Dollar value of shares repurchased (in thousands)	$1,271	$721	$1,762	$816
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

There were no unsettled share repurchases as of September 30, 2019 and 26,337 unsettled share repurchases as of December 31, 2018.

The Company's Board approved the retirement of 20 million shares of treasury stock during the three months ended March 31, 2019 and, as a result, the Company reduced additional paid in capital by $161.6 million and Common Stock by $0.2 million during the three months ended March 31, 2019. The value of treasury stock retired was computed based on the average repurchase price of all treasury shares as of March 31, 2019, which was $8.09 per share.

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

13.    DISPOSITION RELATED AND OTHER COSTS

In May 2017, the Company announced plans to divest a number of its non-tech businesses to achieve greater focus and resource allocation toward its core tech-focused business. The divestitures included: Health eCareers (sold December 4, 2017), BioSpace (transferred majority ownership to BioSpace management on January 31, 2018), Hcareers (sold May 22, 2018), and Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). Additionally, the Company ceased the Dice Europe operations on August 31, 2018 and vacated certain offices during 2018. In connection with the divestitures and focus on the tech business, the Company incurred certain severance, reorganization, and other related costs to further these strategic objectives. The activities associated with disposition related and other costs were substantially complete as of September 30, 2019.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

Three Months Ended September 30, 2019	Accrual at June 30, 2019	Expense	Cash Payments	Accrual at September 30, 2019
Severance and retention	$817	$—	$(292)	$525
Professional fees and other costs	59	—	(37)	22
Lease exit and related asset impairment costs	590	—	(175)	415
Total disposition related and other costs	$1,466	$—	$(504)	$962

Three Months Ended September 30, 2018	Accrual at June 30, 2018	Expense	Cash Payments	Accrual at September 30, 2018
Severance and retention	$1,522	$932	$(711)	$1,743
Professional fees and other costs	451	508	(557)	402
Lease exit and related asset impairment costs	259	645	(308)	596
Total disposition related and other costs	$2,232	$2,085	$(1,576)	$2,741

Nine Months Ended September 30, 2019	Accrual at December 31, 2018	Expense	Cash Payments	Accrual at September 30, 2019
Severance and retention	$1,089	$1,258	$(1,822)	$525
Professional fees and other costs	1,271	442	(1,691)	22
Lease exit and related asset impairment costs	947	—	(532)	415
Total disposition related and other costs	$3,307	$1,700	$(4,045)	$962

Nine Months Ended September 30, 2018	Accrual at December 31, 2017	Expense	Cash Payments	Non-Cash Impairment	Accrual at September 30, 2018
Severance and retention	$1,237	$2,702	$(2,196)	$—	$1,743
Professional fees and other costs	825	1,440	(1,863)	—	402
Lease exit and related asset impairment costs	—	1,072	(308)	(168)	596
Total disposition related and other costs	$2,062	$5,214	$(4,367)	$(168)	$2,741

14.    STOCK BASED COMPENSATION

Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors.

The Company recorded total stock based compensation expense of $1.1 million and $4.1 million during the three and nine month periods ended September 30, 2019, respectively, and $1.3 million and $5.4 million during the three and nine month periods ended September 30, 2018, respectively. At September 30, 2019, there was $10.0 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted stock awards as of September 30, 2019 and 2018 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	4,549,079	$2.31	4,896,447	$2.48
Granted	233,000	$3.50	7,440	$2.05
Forfeited	(213,875)	$2.40	(180,000)	$3.63
Vested	(215,026)	$1.80	(118,690)	$2.92
Non-vested at end of period	4,353,178	$2.39	4,605,197	$2.41

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	4,518,932	$2.32	2,393,257	$5.48
Granted	2,100,790	$2.65	3,770,440	$1.68
Forfeited	(441,500)	$2.75	(350,375)	$4.25
Vested	(1,825,044)	$2.43	(1,208,125)	$5.73
Non-vested at end of period	4,353,178	$2.39	4,605,197	$2.41

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. Under the first agreement, with a grant during the year ended December 2017, the fair value of PSUs are measured using the Monte Carlo pricing model. The expense related to these PSUs are recorded over the vesting period. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed the total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of the initial grant less shares vested in performance periods one and two. As of September 30, 2019, there were 252,500 unvested shares related to the first agreement.

Under the second agreement, the fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the year ended December 31, 2019, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period. As of September 30, 2019, there were 1,370,000 unvested shares related to the second agreement.

There was no cash flow impact resulting from the grants.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of PSUs as of September 30, 2019 and 2018 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,722,500	$2.48	505,000	$6.24
Granted	—	$—	—	$—
Forfeited	(100,000)	$2.35	—	$—
Non-vested at end of period	1,622,500	$2.49	505,000	$6.24

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,255,000	$3.45	760,003	$6.92
Granted	740,000	$2.40	—	$—
Forfeited	(372,500)	$5.56	(255,003)	$8.27
Non-vested at end of period	1,622,500	$2.49	505,000	$6.24

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the nine months ended September 30, 2019 and 2018.

A summary of the status of options previously granted as of September 30, 2019 and 2018, and the changes during the periods then ended, is presented below:

	Three Months Ended September 30, 2019
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	193,000	$8.28	$—
Options outstanding at end of period	193,000	$8.28	$—
Exercisable at end of period	193,000	$8.28	$—

	Three Months Ended September 30, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	807,562	$8.67	$—
Forfeited	(472,187)	$8.90	$—
Options outstanding at end of period	335,375	$8.35	$—
Exercisable at end of period	334,125	$8.35	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2019
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	327,000	$8.35	$—
Forfeited	(134,000)	$8.46	$—
Options outstanding at end of period	193,000	$8.28	$—
Exercisable at end of period	193,000	$8.28	$—

	Nine Months Ended September 30, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	1,101,875	$9.28	$—
Forfeited	(766,500)	$9.68	$—
Options outstanding at end of period	335,375	$8.35	$—
Exercisable at end of period	334,125	$8.35	$—

The weighted-average remaining contractual term of options exercisable at September 30, 2019 is 1.0 years. The following table summarizes information about options outstanding as of September 30, 2019:

Exercise Price	Options Outstanding and Exercisable	Weighted- Average Remaining Contractual Life
		(in years)
$ 7.00 - $ 7.99	110,000	1.4
$ 8.00 - $ 8.99	13,000	1.6
$ 9.00 - $ 9.99	70,000	0.4
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

The Company’s foreign operations are comprised of the Dice Europe (ceased operations on August 31, 2018) operations and a portion of the eFinancialCareers and Rigzone services (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), which operate in Europe, the financial centers of the gulf region of the Middle East, and Asia Pacific. The Company’s foreign operations also include Hcareers (sold May 22, 2018), which operated in Canada. During the 2019 periods, the Company changed its method of presenting revenue by geographic region and as such, 2019 is based on the location of each of the Company’s subsidiaries. The

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company believes this method better reflects the revenue generated from each geographic region. The 2018 periods have been recast to be consistent with the 2019 presentation.
The following table shows the segment information (in thousands and recast for the change in reportable segments):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
By Segment:
Revenues:
Tech-focused(1)	$37,176	$37,986	$111,655	$114,271
Other	—	931	—	9,312
Total revenues	$37,176	$38,917	$111,655	$123,583

Depreciation:
Tech-focused(1)	$2,415	$2,495	$7,201	$6,876
Other	—	45	—	279
Total depreciation	$2,415	$2,540	$7,201	$7,155

Amortization:
Tech-focused(1)	$—	$—	$—	$—
Other	—	—	—	482
Total amortization	$—	$—	$—	$482

Operating income (loss):
Tech-focused	$5,273	$1,867	$12,630	$4,907
Other	—	(400)	—	4,479
Operating income	5,273	1,467	12,630	9,386
Interest expense and other	(188)	(335)	(512)	(1,370)
Other expense	—	(9)	—	(42)
Income before income taxes	$5,085	$1,123	$12,118	$7,974

Capital expenditures:
Tech-focused(1)	$4,059	$2,363	$10,345	$6,539
Other	—	41	—	221
Total capital expenditures	$4,059	$2,404	$10,345	$6,760

(1) Dice Europe ceased operations on August 31, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
By Geography:
Revenues:
United States	$29,873	$30,468	$89,379	$90,673
United Kingdom	4,146	5,270	13,286	17,444
EMEA, APAC and Canada (1)	3,157	3,179	8,990	15,466
Non-United States	7,303	8,449	22,276	32,910
Total revenues	$37,176	$38,917	$111,655	$123,583

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). Revenues from Canada ceased May 22, 2018 upon the sale of the Company's Hcareers business.

The Company's total assets as of September 30, 2019 and December 31, 2018 are entirely Tech-focused due to the non-tech businesses being divested during 2018.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents assuming exercise of stock options, where dilutive. Stock-based awards of approximately 0.4 million and 0.6 million shares were outstanding during the three and nine month periods ended September 30, 2019, respectively, and approximately 1.5 million and 2.1 million shares were outstanding during the three and nine month periods ended September 30, 2018, respectively, but were excluded from the calculation of diluted EPS for the periods then ended because the effect of the awards is anti-dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,381	$930	$9,030	$4,228

Weighted-average shares outstanding—basic	48,974	48,780	48,668	48,589
Add shares issuable from stock-based awards	3,163	1,610	2,930	1,118
Weighted-average shares outstanding—diluted	52,137	50,390	51,598	49,707

Basic earnings per share	$0.09	$0.02	$0.19	$0.09
Diluted earnings per share	$0.08	$0.02	$0.18	$0.09

17. INCOME TAXES

The Company’s effective tax rate was 14% and 25% for the three and nine months ended September 30, 2019, respectively, and 17% and 47% for the three and nine months ended September 30, 2018, respectively.  The following items caused the effective tax rate to differ from the U.S. statutory rate:

•
Tax benefit of $0.2 million and tax expense of $0.4 million during the three months ended September 30, 2019 and 2018, respectively, related to the transition tax on the deemed repatriation of foreign earnings.

•
Tax deficiencies of $0.4 million and $2.2 million during the nine months ended September 30, 2019 and 2018, respectively, and $0.5 million during the three months ended September 30, 2018, related to the vesting or settlement of share-based compensation awards.

•	Tax benefits of $0.2 million and $1.0 million during the three months ended September 30, 2019 and 2018, respectively, related to the divestiture of businesses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, geopolitical events such as the uncertainty surrounding the UK’s future departure from the European Union (“EU”), civil unrest in Hong Kong, and uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP. Such measures presented herein include adjusted revenues, adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment, gain or loss on sale of businesses, and other non-recurring income or expense (“Adjusted EBITDA") and Adjusted EBITDA Margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for definitions of these measures as well as reconciliations to the comparable GAAP measure.

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

Recent Developments

None.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Tech-focused segment sells recruitment packages that can include access to our databases of resumes and job posting capabilities. Hcareers (sold May 22, 2018 and included in Other) sold job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At September 30, 2019 and 2018, Dice had approximately 6,100 and 6,200 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer increased from $1,125 and $1,116 for the three and nine months ended September 30, 2018, respectively, to $1,131 and $1,132 for the three and nine months ended September 30, 2019, respectively. Deferred revenue, as shown on the Condensed Consolidated Balance sheets, reflects customer billings made in advance of services being rendered. Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts. We believe backlog to be an important measure of our business as it represents our ability to generate future revenue. Deferred revenue at September 30, 2019, December 31, 2018, and September 30, 2018 was $51.1 million, $56.1 million, and $56.4 million, respectively. Backlog at September 30, 2019, December 31, 2018 and September 30, 2018 was $73.8 million, $81.9 million and $72.1. million, respectively. Deferred revenue and backlog at September 30, 2019 have decreased from December 31, 2018 due to the normal seasonal decrease from a higher concentration of contract renewals surrounding the end of each calendar year. The deferred revenue decrease from December 31, 2018 and from September 30, 2018 was impacted by more flexible customer billing terms. Backlog at September 30, 2019 was slightly above the same period of 2018.

To a lesser extent, we also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to a customer.

The Company’s revenues declined $1.7 million, or 4%, for the three months ended September 30, 2019 compared to the same period of the prior year. The decline was primarily due to the divested businesses and the closure of the Dice Europe business on August 31, 2018, which together declined $1.4 million. Additionally, foreign exchange contributed $0.3 million of the decline. The on-going Tech-focused segment, which excludes the Dice Europe operations, decreased $0.3 million, or 1%, compared to the third quarter of 2018. ClearanceJobs growth of 17% was offset by a 5% decline at eFinancialCareers and a 3% decline at Dice. The 5% decline at eFinancialCareers was primarily related to foreign exchange and the uncertainty surrounding Brexit. See further discussion in the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018.

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

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Change	Foreign Exchange Impact (4)
	2019	2018
	(in thousands, except percentages)
Tech-focused
Dice (1)	$22,915	$23,715	$(800)	(3)%	$—
eFinancialCareers	7,941	8,388	(447)	(5)%	(269)
ClearanceJobs	6,320	5,422	898	17%	—
Tech-focused, excluding Dice Europe	37,176	37,525	(349)	(1)%	(269)
Dice Europe(2)	—	461	(461)	n.m.	—
Tech-focused	37,176	37,986	(810)	(2)%	(269)

Other
Rigzone(3)	—	931	(931)	n.m.	—
Other	—	931	(931)	n.m.	—
Total revenues	$37,176	$38,917	$(1,741)	(4)%	$(269)

(1) Includes Dice U.S. and Targeted Job Fairs.
(2) Dice Europe ceased operations on August 31, 2018.
(3) The Company sold the Riglogix portion of the Rigzone business on February 20, 2018 and majority ownership of the remaining Rigzone business was transferred to Rigzone management on August 31, 2018.

(4) Foreign exchange impact is calculated by determining the increase (decrease) in current period revenues where current period revenues are translated using prior period exchange rates.
For the three months ended September 30, 2019, we experienced a decrease in revenue in the Tech-focused segment of $0.8 million, or 2%, which was driven by Dice Europe's decline of $0.5 million due to its ceasing operations on August 31, 2018. Excluding Dice Europe and impacts for foreign exchange, revenue for the Tech-focused segment for the three months ended September 30, 2019 was in line with the same period of the prior year. Revenue at Dice decreased by $0.8 million, or 3%, compared to the same period in 2018 as recruitment package customers and renewal rates have stabilized. For the three months ended September 30, 2019, revenues for ClearanceJobs increased by $0.9 million, or 17%, as compared to the same period in 2018, primarily driven by continued high demand for professionals with government clearance, and consistent product releases and enhancements driving activity on the site. For the three months ended September 30, 2019, eFinancialCareers revenue decreased by $0.4 million, or 5%, as compared to the same period in 2018 mainly due to uncertainty around Brexit and the impacts of foreign currency exchange.
For the three months ended September 30, 2019, revenues for Other decreased $0.9 million, which was due to Rigzone being divested during 2018.

Cost of Revenues

	Three Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Cost of revenues	$4,250	$4,424	$(174)	(4)%
Percentage of revenues	11.4%	11.4%

Cost of revenues decreased $0.2 million, or 4%. The Tech-focused segment expenses were equivalent to the prior year, with an increase in compensation related costs of $0.3 million, offset by a decrease in technology infrastructure costs. The decrease in Other was due to Rigzone being divested during 2018.
Product Development Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Product development	$4,121	$5,219	$(1,098)	(21)%
Percentage of revenues	11.1%	13.4%
Product development expenses decreased $1.1 million, or 21%. The Tech-focused segment decreased $0.8 million mainly due to higher utilization of the Company’s employees in the design and development of product enhancements and features for the Company’s sites. The result of this higher utilization was an increase to capitalization rates of internal development costs, which are reflected as purchases of fixed assets in the Condensed Consolidated Statements of Cash flows, and a decrease to operating expenses in the current period. The decrease in Other was due to Rigzone being divested during 2018.
Sales and Marketing Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Sales and marketing	$13,615	$13,974	$(359)	(3)%
Percentage of revenues	36.6%	35.9%

Sales and marketing expenses decreased $0.4 million, or 3%. The on-going Tech-focused segment increased by $0.3 million, of which $0.6 million was due to an increase in compensation related costs primarily related to higher commissions, and $0.4 million from an increase in consulting and professional fees. These increases were partially offset by $0.8 million in reduced discretionary marketing expenses realized from efficiencies in vendor selection and volumes and a focus on higher yielding investments. Dice Europe expenses decreased $0.2 million due to its ceasing operations on August 31, 2018. The decrease in Other of $0.4 million was due to Rigzone being divested during 2018.
General and Administrative Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
General and administrative	$7,502	$8,843	$(1,341)	(15)%
Percentage of revenues	20.2%	22.7%

General and administrative expenses decreased $1.3 million, or 15%. The Tech-focused segment decreased $1.2 million mainly due to a reduction in consulting costs incurred in 2018 related to spend efficiency projects, while Other decreased $0.1 million due to Rigzone being divested during 2018.

Depreciation

	Three Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Depreciation	$2,415	$2,540	$(125)	(5)%
Percentage of revenues	6.5%	6.5%
Depreciation expense decreased $0.1 million or 5% from the same period in 2018. Depreciation in the on-going Tech-focused segment increased $0.2 million in connection with increased capital expenditures, which was offset by Dice Europe ceasing operations on August 31, 2018.

Disposition Related and Other Costs

	Three Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Disposition related and other costs	$—	$2,085	$(2,085)	(100)%
Percentage of revenues	—%	5.4%
The disposition related and other costs of $2.1 million in 2018 are primarily due to severance, lease exit, and other related costs in connection with the divestiture process and reorganization to the tech-focused strategy.
Operating Income

	Three Months Ended September 30,
	2019	2018
	(in thousands, except percentages)
Revenue	$37,176	$38,917
Operating income	5,273	1,467
Percentage of revenues	14.2%	3.8%
Operating income for the three months ended September 30, 2019 was $5.3 million, a margin of 14%, compared to $1.5 million, a margin of 4%, for the same period in 2018, an increase of $3.8 million. The increased operating income and percentage margin were driven by cost savings initiatives, no disposition related and other costs in the 2019 period, higher utilization of the Company’s employees in the design and development of product enhancements and features for the Company’s sites, and the closure of Dice Europe in 2018, which had a lower operating margin.
Interest Expense and Other

	Three Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Interest expense	$188	$335	$(147)	(44)%
Percentage of revenues	0.5%	0.9%
Interest expense decreased $0.1 million, or 44%, primarily due to the lower weighted-average debt outstanding during the three months ended September 30, 2019.

Income Taxes

	Three Months Ended September 30,
	2019	2018
	(in thousands, except percentages)
Income before income taxes	$5,085	$1,123
Income tax expense	704	193
Effective tax rate	13.8%	17.2%

Our effective tax rate of 14% for the three months ended September 30, 2019 was lower than the U.S. federal statutory rate due to tax benefits of $0.2 million from the liquidation of a foreign subsidiary and $0.2 million from an adjustment in the transition tax on deemed repatriation of foreign earnings. The tax rate of 17% for the three months ended September 30, 2018 was lower than the statutory rate mainly due to a $1.0 million tax benefit on losses related to the divestiture of businesses, partially offset by a tax deficiency related to the vesting or settlement of share-based compensation awards and tax expense related to an adjustment in the transition tax on deemed repatriation.

Earnings per Share

	Three Months Ended September 30,
	2019	2018
	(in thousands, except per share amounts)
Net income	$4,381	$930
Weighted-average shares outstanding—diluted	52,137	50,390
Diluted earnings per share	$0.08	$0.02
Diluted earnings per share was $0.08 and $0.02 for the three month periods ended September 30, 2019 and 2018, respectively. The improvement in earnings per share was primarily driven by the improved operating income year over year.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change	Foreign Exchange Impact (4)
	2019	2018
	(in thousands, except percentages)
Tech-focused
Dice (1)	$69,276	$70,486	$(1,210)	(2)%	$—
eFinancialCareers	24,263	25,418	(1,155)	(5)%	(1,017)
ClearanceJobs	18,116	15,359	2,757	18%	—
Tech-focused, excluding Dice Europe	111,655	111,263	392	—%	(1,017)
Dice Europe(2)	—	3,008	(3,008)	n.m.	—
Tech-focused	111,655	114,271	(2,616)	(2)%	(1,017)

Other
Hcareers(3)	—	5,329	(5,329)	n.m.	—
Rigzone(3)	—	3,771	(3,771)	n.m.	—
BioSpace(3)	—	212	(212)	n.m.	—
Other	—	9,312	(9,312)	n.m.	—
Total revenues	$111,655	$123,583	$(11,928)	(10)%	$(1,017)

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

(4) Foreign exchange impact is calculated by determining the increase (decrease) in current period revenues where current period revenues are translated using prior period exchange rates.

We experienced a decrease in revenue in the Tech-focused segment of $2.6 million, or 2%, which was driven by Dice Europe's decline of $3.0 million due to its ceasing operations on August 31, 2018. Excluding Dice Europe and impacts for foreign exchange, the Tech-focused segment increased 1%. Revenue at Dice decreased by $1.2 million, or 2%, compared to the same period in 2018 as recruitment package customers and renewal rates have stabilized. Revenue at ClearanceJobs increased by $2.8 million, or 18%, as compared to the same period in 2018, primarily driven by continued high demand for professionals with government clearance, and consistent product releases and enhancements driving activity on the site. eFinancialCareers revenue decreased by $1.2 million, or 5%, compared to the same period in 2018 primarily due to foreign currency exchange.
Revenues for Other decreased $9.3 million, which was due to the non-tech businesses being divested during 2018.
Cost of Revenues

	Nine Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Cost of revenues	$11,991	$14,330	$(2,339)	(16)%
Percentage of revenues	10.7%	11.6%

Cost of revenues decreased $2.3 million, or 16%, as the Tech-focused segment decreased $0.9 million and Other decreased $1.4 million. In the Tech-focused segment, $0.4 million of the decrease was due to Dice Europe ceasing operations on August 31, 2018 and $1.1 million of the decrease was primarily related to a decrease in technology infrastructure costs, partially offset by an increase in compensation related costs of $0.4 million. Other decreased $1.4 million due to the non-tech businesses being divested during 2018.

Product Development Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Product development	$12,708	$15,811	$(3,103)	(20)%
Percentage of revenues	11.4%	12.8%

Product Development expenses decreased $3.1 million, or 20%. The Tech-focused segment decreased $1.9 million mainly due to higher utilization of the Company’s employees in the design and development of product enhancements and features for the Company’s sites. The result of this higher utilization was an increase to capitalization rates of internal development costs, which are reflected as purchases of fixed assets in the Condensed Consolidated Statements of Cash flows, and a decrease to operating expenses in the current period. Dice Europe ceasing operations on August 31, 2018 contributed $0.2 million of the decrease in the Tech-focused segment. Other decreased $1.2 million due to the non-tech businesses being divested during 2018.

Sales and Marketing Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Sales and marketing	$41,668	$46,628	$(4,960)	(11)%
Percentage of revenues	37.3%	37.7%

Sales and marketing expenses decreased $5.0 million, or 11%. The divested businesses and the Dice Europe closure contributed $3.2 million and $2.3 million, respectively, to the overall decline. The ongoing Tech-focused segment increased by $0.6 million, driven by a $2.9 million increase in compensation related costs, of which $2.5 million related to higher sales commissions, including a transitional impact of adopting ASC 606, and a $1.3 million increase in consulting and professional fees. These increases were partially offset by $3.7 million of reduced discretionary marketing expenses realized from efficiencies in vendor selection and volumes and focus on higher yielding investments.
General and Administrative Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
General and administrative	$23,220	$28,012	$(4,792)	(17)%
Percentage of revenues	20.8%	22.7%

General and administrative costs decreased $4.8 million or 17%. The Tech-focused segment decreased $3.5 million, of which $1.3 million was due to a decrease in legal contingencies and fees that were recorded in the first half of 2018 regarding the applicability of provisions of the FCRA to one of our products as described in Note 11 to the Condensed Consolidated Financial Statements,$1.1 million of the decrease was due to lower stock based compensation primarily due to the acceleration of vesting related to the Company's former Chief Executive Officer in the 2018 period, $0.6 million was due a decrease in consulting expense, and $0.4 million related to a decrease in occupancy costs. Other decreased $1.3 million, which was due to the non-tech businesses being divested during 2018.
Depreciation

	Nine Months Ended September 30,		Increase	Percent Change
	2019	2018
	(in thousands, except percentages)
Depreciation	$7,201	$7,155	$46	1%
Percentage of revenues	6.4%	5.8%
Depreciation expense had a slight increase compared to the same period in 2018. The on-going Tech-focused segment increased by $0.7 million in connection with increased capital expenditures. Depreciation in Dice Europe decreased $0.4 million due to its ceasing operations on August 31, 2018, and depreciation in Other decreased $0.3 million, which was due to the non-tech businesses being divested during 2018.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Amortization	$—	$482	$(482)	(100)%
Percentage of revenues	—%	0.4%

Amortization expense decreased by $0.5 million to zero due to the removal of amortizable intangible assets related to the non-tech businesses divested during the year ended December 31, 2018.
Disposition Related and Other Costs

	Nine Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Disposition related and other costs	$1,700	$5,214	$(3,514)	(67)%
Percentage of revenues	1.5%	4.2%
The disposition related and other costs of $1.7 million for the nine months ended September 30, 2019, as described in Note 13 to the Condensed Consolidated Financial Statements, are primarily due to severance and related costs incurred while reorganizing the Tech-focused business.

The disposition related and other costs of $5.2 million in 2018 are primarily due to severance, lease exit, and other related costs in connection with the divestiture process and the reorganization to the tech-focused strategy.

Operating Income

	Nine Months Ended September 30,
	2019	2018
	(in thousands, except percentages)
Revenue	$111,655	$123,583
Operating income	12,630	9,386
Percentage of revenues	11.3%	7.6%

Operating income for the nine months ended September 30, 2019 was $12.6 million, for a margin of 11%, as compared to $9.4 million, a margin of 8%, for the same period in 2018. The increased operating income and percentage margin were driven by cost savings initiatives, a reduction in disposition related and other costs in 2019, higher utilization of the Company’s employees in the design and development of product enhancements and features for the Company’s sites, and the closure of Dice Europe in 2018, which had a lower operating margin.
Interest Expense and Other

	Nine Months Ended September 30,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Interest expense	$512	$1,370	$(858)	(63)%
Percentage of revenues	0.5%	1.1%
Interest expense for the nine months ended September 30, 2019 decreased $0.9 million, or 63%, from the same period in 2018 due to lower weighted-average debt outstanding during the nine months ended September 30, 2019.

Income Taxes

	Nine Months Ended September 30,
	2019	2018
	(in thousands, except percentages)
Income before income taxes	$12,118	$7,974
Income tax expense	3,088	3,746
Effective tax rate	25.5%	47.0%

Our effective tax rate of 25% for the nine months ended September 30, 2019 exceeded the U.S. federal statutory rate due to a tax deficiency of $0.4 million related to the vesting or settlement of share-based compensation awards.
The tax rate of 47% for the nine months ended September 30, 2018 exceeded the statutory rate due to a tax deficiency of $2.2 million related to the vesting or settlement of share-based compensation awards. The rate was also impacted by a tax benefit of $0.7 million related to the sale of businesses and tax expense of $0.4 million from an adjustment in the transition tax on deemed repatriation.
Earnings per Share

	Nine Months Ended September 30,
	2019	2018
	(in thousands, except per share amounts)
Net income	$9,030	$4,228
Weighted-average shares outstanding—diluted	51,598	49,707
Diluted earnings per share	$0.18	$0.09
Diluted earnings per share was $0.18 and $0.09 for the nine months ended September 30, 2019 and 2018, respectively. The 2018 period benefited from a $3.8 million gain on sale while revenue improvement, cost savings initiatives, the closure of Dice Europe in 2018 and lower interest expense drove the improvement in the 2019 period.

Liquidity and Capital Resources
Non-GAAP Financial Measures
We have provided certain non-GAAP financial measures as additional information for our operating results. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP and may be different from similarly titled non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA margin, provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.
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
We also consider Adjusted EBITDA, as defined above, to be an important indicator to investors because it provides information related to our ability to provide cash flows to meet future debt service, capital expenditures and working capital requirements and to fund future growth. We present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides our Board, management and investors with additional information to measure our performance, provide comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense) and tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and to estimate our value.
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
A reconciliation of Adjusted Revenues for the nine months ended September 30, 2019 and 2018 follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Revenues	$111,655	$123,583
Hcareers (1)	—	(5,329)
Rigzone (2)	—	(3,771)
BioSpace (3)	—	(212)
Other	$—	$(9,312)
Adjusted Revenues	$111,655	$114,271

(1) The Company sold Hcareers on May 22, 2018.
(2) The Company sold the Riglogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of remaining Rigzone business to Rigzone management on August 31, 2018.
(3) The Company transferred majority ownership to BioSpace management on January 31, 2018.

A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2019 and 2018 follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$9,030	$4,228
Interest expense	512	1,370
Income tax expense	3,088	3,746
Depreciation	7,201	7,155
Amortization of intangible assets	—	482
Non-cash stock based compensation	4,135	5,362
(Gain) loss on sale of businesses, net	537	(3,435)
Disposition related and other costs	1,700	5,214
Legal contingencies and related fees	163	1,777
Divested businesses	—	(2,243)
Other	(61)	42
Adjusted EBITDA	$26,305	$23,698

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$18,988	$8,690
Interest expense	512	1,370
Amortization of deferred financing costs	(110)	(146)
Income tax expense	3,088	3,746
Deferred income taxes	(573)	(1,830)
Change in accrual for unrecognized tax benefits	(319)	(382)
Change in accounts receivable	(7,244)	(15,772)
Change in deferred revenue	4,774	18,622
Disposition related and other costs	1,700	5,214
Legal contingencies and related fees	163	1,777
Divested businesses	—	(2,243)
Changes in working capital and other	5,326	4,652
Adjusted EBITDA	$26,305	$23,698

A reconciliation of Adjusted EBITDA Margin for the nine months ended September 30, 2019 and 2018 follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Adjusted Revenues	$111,655	$114,271
Adjusted EBITDA	$26,305	$23,698
Adjusted EBITDA Margin	24%	21%

Cash Flows
We have summarized our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands).

	Nine Months Ended September 30,
	2019	2018
Cash from operating activities	$18,988	$8,690
Cash from (used in) investing activities	$(7,662)	$10,938
Cash used in financing activities	$(13,128)	$(26,375)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2019, we had cash of $4.5 million compared to $6.5 million at December 31, 2018. Cash held by foreign subsidiaries totaled approximately $1.9 million and $2.2 million at September 30, 2019 and December 31, 2018, respectively. Cash and cash equivalent balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, we had $82.0 million in borrowing capacity under our $90.0 million Credit Agreement at September 30, 2019, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing U.S. cash and cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, and the effect of changes in working capital. Net cash flows from operating activities were $19.0 million and $8.7 million for the nine month periods ended September 30, 2019 and 2018, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the 2019 period increased $10.3 million compared to the same period of 2018 due to increased income before changes in working capital and a change in billing terms implemented in the first half of 2018 to bring them in line with market standards, which reduced operating cash flows during the 2018 period. The impact of this change was most significant in the first half of 2018 and then diminished throughout the remainder of the year and has substantially stabilized in 2019.
Investing Activities
During the nine month period ended September 30, 2019, cash used in investing activities was $7.7 million compared to $10.9 million of cash provided in the same period in 2018. Cash used in investing activities in the nine month period ended September 30, 2019 was attributable to the acquisition of fixed assets, including costs of internally developed software, of $10.4 million, partially offset by escrow cash received from the sale of the non-tech businesses of $2.7 million. Cash provided by investing activities during the nine month period ended September 30, 2018 was attributable to the cash received from the sale of businesses of $17.5 million, partially offset by the acquisition of fixed assets, including costs of internally developed software, of $6.6 million. The increase of $3.8 million in the acquisition of fixed assets is driven by increases in internally developed software from the Company's renewed focus on the quarterly delivery of product enhancements and features.
Financing Activities
Cash used in financing activities during the nine month period ended September 30, 2019 was $13.1 million, primarily due to $10.0 million of net repayments on long-term debt and $3.1 million related to share repurchases. Cash used during the nine month period ended September 30, 2018 of $26.4 million was primarily due to net repayments on long-term debt and $1.4 million related to share repurchases.

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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2019, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements.

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

Commitments and Contingencies

The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of September 30, 2019:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$8,000	$—	$—	$8,000	$—
Operating lease obligations	18,531	1,158	8,026	5,112	4,235
Total contractual obligations	$26,531	$1,158	$8,026	$13,112	$4,235
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2019, we had $8.0 million outstanding under our Credit Agreement. Interest payments are due at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 10 “Indebtedness” in our Condensed Consolidated Financial Statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 3.81% (the rate in effect on September 30, 2019) on our current borrowings, interest payments are expected to be approximately $0.1 million in 2019, and approximately $0.3 million per year in 2020-2023.
As of September 30, 2019, we had approximately $2.0 million of unrecognized tax benefits as liabilities, and it is uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2019 are $2.0 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next twelve months.

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

Foreign Exchange Risk

We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America. For the nine months ended September 30, 2019 and 2018, approximately 20% and 27% of our revenues were earned outside the United States, respectively, and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling, primarily, and the United States dollar and the translation of these.

We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income (loss), and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses for the nine months ended September 30, 2019 would have been a decrease of approximately $129,000 and $119,000, respectively.

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

The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2019 and December 31, 2018, our cumulative translation adjustment decreased stockholders’ equity by $33.4 million and $31.2 million, respectively. The change from December 31, 2018 to September 30, 2019 is primarily attributable to the position of the British Pound sterling against the United States dollar.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of September 30, 2019, we had outstanding borrowings of $8.0 million under our Credit Agreement. If interest rates increased by 1.0%, interest expense in 2019 on our current borrowings would increase by less than $0.1 million.

LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This would effectively end the usefulness of LIBOR and may end its publication. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest rates of LIBOR loans. If LIBOR is no longer widely available, the Company will pursue alternative interest rate calculations under the Credit Agreement. The Company is evaluating the expected impact of this change on its consolidated financial statements.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2019. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors

The U.K.’s impending departure from the EU could adversely affect us.

The U.K. held a referendum on June 23, 2016 on its membership in the E.U., in which a majority of voters in the U.K. voted to exit the E.U. (commonly referred to as “Brexit”). The timeline for the U.K.’s departure from the E.U. is uncertain. Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees based in the U.K. and Europe. For example, if as a result of Brexit, financial institutions move all or a portion of their operations out of the U.K., it may result in decreased demand for jobs in the financial sector in the U.K. and could negatively impact the performance of our eFinancialCareers business. Further, the potential loss of the E.U. “passport,” or any other potential restriction on free travel of U.K. citizens to Europe, and vice versa, could adversely impact the jobs market in general and our operations in Europe.

In addition, Brexit has resulted in significant volatility in the value of the British Pound Sterling and Euro currencies. Since our financial statements are denominated in U.S. dollars and we currently do not hedge currency risk, a decline in the value of the Pound or Euro may have an adverse impact on our financial condition and results of operations.

The ultimate effects of Brexit are uncertain and will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. Uncertainty over the terms of the U.K.’s departure from the E.U. could harm our business and financial results. In addition, other E.U. member countries may consider referendums regarding their E.U. membership. These events, along with any political changes that may occur as a result of Brexit, could cause political and economic uncertainty in Europe. In addition, Brexit is likely to lead to legal uncertainty, including uncertainty regarding data protection, taxation, and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, including the General Data Protection Regulation (the "GDPR"). Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations and financial condition.

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of November 7, 2019, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Our Board approved a stock repurchase program that permits the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the stock repurchase plans approved by the Board:

	May 2018 to May 2019	May 2019 to May 2020
Approval Date	May 2018	April 2019
Authorized Repurchase Amount of Common Stock	$7 million	$7 million

During the quarter ended September 30, 2019, purchases of the Company's common stock pursuant to the Stock Repurchase Plan were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2019	180,985	$3.51	180,985	$6,364,082
August 1 through August 31, 2019	186,170	$3.41	186,170	$5,728,808
September 1 through September 30, 2019	—	$—	—	$5,728,808
Total	367,155	$3.46	367,155
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

Item 5.    Other Information

None.

Item 6.    Exhibits

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

Date:	November 7, 2019	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Luc Grégoire
Luc Grégoire Chief Financial Officer
(Principal Financial Officer)