Form 10-K
period 2019-12-31
DHI GROUP, INC.
filed 2020-02-06
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
None
  ______________________________________________

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
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☑
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $183,000,000 as of June 28, 2019, the last business day of the registrant’s second fiscal quarter of 2019.
As of January 31, 2020, there were 53,780,705 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2019.

DHI GROUP, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, and descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction;

•	disruption resulting from unsolicited offers to purchase the company;

•	our ability to execute our tech-focused strategy;

•	loss of key executives and technical personnel and our ability to attract and retain key executives, including our CEO;

•	increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economy or the industries we serve, labor shortages, or job shortages;

•	competition from existing and future competitors;

•	changes in the recruiting and career services business and technologies, and the development of new products and services;

•	decreases or delays in business-to-business technology advertising spending could harm our ability to generate advertising revenue;

•	failure to develop and maintain our reputation and brand recognition;

•	failure to increase or maintain the number of customers who purchase recruitment packages;

•	failure to attract qualified professionals or grow the number of qualified professionals who use our websites;

•	failure to timely and efficiently scale and adapt our existing technology and network infrastructure;

•	capacity constraints, systems failures or breaches of network security;

•	compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information;

•	our indebtedness;

•	covenants in our Credit Agreement (as defined below);

•	inability to borrow funds under our Credit Agreement or refinance our debt;

•	results of operations fluctuate on a quarterly and annual basis;

•	periods of operating and net losses and history of bankruptcy;

•	inability to successfully integrate recent and future acquisitions or identify and consummate future acquisitions;

•	misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;

•	compliance with changing corporate governance requirements and costs incurred in connection with being a public company;

•	compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•	volatility in our stock price;

•	failure to maintain internal controls over financial reporting;

•	U.S. and foreign government regulation of the internet and taxation;

•	changes in foreign currency exchange rates;

•	failure to realize the full potential of our network;

•	decrease in user engagement;

•	failure to halt the operations of websites that aggregate our data, as well as data from other companies;

•	failure of our businesses to attract, retain and engage users;

•	our foreign operations;

•	inability to expand into international markets;

•	unfavorable decisions in proceedings related to future tax assessments;

•	taxation risks in various jurisdictions for past or future sales;

•	write-offs of goodwill, tradename and intangible assets;

•	significant downturn not immediately reflected in our operating results; and

•	the UK’s departure from the EU.

NON-GAAP FINANCIAL MEASURES

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (“GAAP”). Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment, gain or loss on sale of business including the prior operating results of those businesses, and other income or expense (“Adjusted EBITDA”), and Adjusted EBITDA Margin. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of these measures as well as reconciliations to the comparable GAAP measure.

PART I

Item 1.	Business

Information Availability
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other material information concerning us are available free of charge on the Investors page of our website at www.dhigroupinc.com. Our reports filed with the SEC are also available by visiting http://www.sec.gov.

Introduction and Summary
This section provides an overview of DHI Group, Inc. (“Company” or “DHI”). Please see our consolidated financial statements included elsewhere in this report for additional discussion regarding our results of operations for the year ended December 31, 2019.

(in thousands)	FY 2019	FY 2018	Change
Revenues	$149,370	$161,570	(8)%
Operating income (1)	$17,025	$11,692	46%
Income before income taxes	$16,324	$9,602	70%
Net income (2)	$12,551	$7,174	75%
Diluted earnings per share (2)	$0.24	$0.14	71%
Net cash provided by operating activities	$22,923	$14,918	54%

Adjusted Revenues (3)	$149,370	$152,258	(2)%
Adjusted EBITDA (3)	$34,859	$32,032	9%
Adjusted EBITDA Margin (3)	23%	21%	n.m.

(1) Operating income for the year ended December 31, 2019 includes disposition related and other costs of $1.7 million and a loss of $0.5 million related to the sale of Hcareers. Operating income for the year ended December 31, 2018 includes a gain of $3.4 million related to the sales of Rigzone and Hcareers and includes disposition related and other costs of $7.6 million.

(2) Net income and diluted earnings per share for the year ended December 31, 2019 includes the negative impact of $1.6 million, net of tax, and $0.03 per share related to the items identified in number 1 above as well as the impact of discrete tax items. Net income and diluted earnings per share for the year ended December 31, 2018 includes the negative impact of $4.7 million, net of tax, and $0.09 per share related to the items identified in number 1 above as well as the impact of certain discrete tax items.

(3) For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Non-GAAP Measures” located elsewhere in this report.

2019 Highlights
DHI's primary goals for 2019 were to transform the business by investing in its people and its marquee product offerings to accelerate the pace of innovation. The Company delivered more than 20 major product releases and a dozen minor releases in 2019, representing historic levels of innovation. DHI strengthened its digital marketing initiatives and hired senior talent, which are key drivers of future revenue growth. The Company focused on specific key results including:

Increase the Velocity of Product Releases
Dice launched new and improved products powered by IntelliSearch including Candidate MatchTM, Job Management for clients, Job Search & Job Alerts and Applications Management.
eFinancialCareers marketplace capabilities grew with the addition of Recruiter Profile, upgraded Candidate Profile, real-time Messaging and tailored Job Search.

Improve Candidate Quality
Upgraded native mobile apps, enhanced premium job detail pages and personalized homepages dramatically improved the candidate experience on Dice and eFinancialCareers, advancing the brands as go-to sources for professionals managing their careers.
In an industry beset by quality issues, the Company invested in fraud detection and training initiatives to deliver relevant and high-quality candidates to recruiters and employers.

Dramatically Improve Client Experiences
ClearanceJobs expanded its NextGen platform with features like Pulse and BrandAmp to help recruiters engage with cleared talent, and dashboards for employers and candidates to gain deep insight into network reach and profile performance.
Dice modernized its client experience through an improved user interface, streamlined recruiter workflow and newly designed intuitive Dice homepage.
Managed services offerings expanded for both eFinancialCareers and Dice, providing clients with sourced and screened candidates.

Build a Foundation for Growth
A shift to a domain-driven development model increased the quality and speed of product delivery, and set the foundation for major product releases in 2020 and beyond.
Behind a growth posture and under the direction of new Chief Revenue Officer, Arie Kanofsky, the Company hired sales talent to focus on clients who recruit for their own needs, standing up commercial sales teams in the West (Denver) and East (New York), to be supported by the velocity of new product innovation.

Invest in Talent to Support a High-Performance Culture
The Company rounded out its executive team, hiring a number of new senior leaders to support performance across the organization including Paul Farnsworth as Chief Technology Officer, Chris Henderson as Chief Strategy Officer, Arie Kanofsky as Chief Revenue Officer and Kevin Bostick as Chief Financial Officer.

Exceed our Financial Commitments
Revenue for the ongoing tech-focused business stabilized and EBITDA margins held at 23% even as we invested for growth. With all non-core businesses fully divested, the Company focused efforts on product innovation and developing a go-to-market strategy to generate sustained long-term revenue growth in the future.

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
Our Products and Services
We help organizations find the best talent, and we help technology, financial and security cleared professionals find the best jobs to advance their careers. Our vision is to create indispensable career marketplaces that match the highest quality candidates with the right career opportunities. Our solutions are available individually or bundled in packages, including:

•
Talent databases. Each of our brands provide candidate databases with search capabilities that return relevant profiles, resumes, and social and web profiles that allow for a broader pool of talent. We help clients quickly find and connect with top talent to make their recruiting efforts more efficient.

•
Job postings. Our job platforms are focused on specific verticals tailored to technology, finance and security-cleared individuals, making it easier for professionals to search for relevant jobs. In turn, the applications received by clients are more likely to be relevant and qualified compared to applications received on generalist sites. Providing professionals with the most relevant job postings benefits both the talent and the recruiting organization.

•
Employer Branding. Each of our brands has a suite of offerings that help clients amplify their brand to reach more professionals. Possible solutions include display advertising, email, enhanced job postings or company profiles, and social targeting.

•	Managed Services. This premium service delivers sourced and screened candidates to recruiters and employers.

•	Content and data. Each of our brands provides tailored content to help professionals manage their careers and provide employers insight into recruiting strategies and trends.

Industry and Skill Focused Brands
During 2019 we offered our talent acquisition and career development products and tools through the following key brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
Dice[2]	29	Technology and engineering in the U.S.	Recruitment packages¹, career fairs and open houses
ClearanceJobs	17	Security-cleared professionals	Recruitment packages¹
eFinancialCareers	19	Financial services and technology	Recruitment packages¹ and job postings
¹ Recruitment packages are a combination of job postings and access to our searchable database of candidates.
[2] Includes Career Events (formerly known as Targeted Job Fairs)
Dice has been a go-to destination for technology and engineering talent in the United States for the past 29 years. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals. Dice had approximately 72,000 job postings as of December 31, 2019 and during 2019, Dice had, on average, approximately 1.7 million monthly users.
Customers can purchase recruitment packages, job postings or advertisements. Approximately 92% of Dice revenue was derived from recruitment packages in 2019. Recruitment packages offer our customers the ability to access the candidate resume database and post up to a specified number of jobs. Customers are encouraged to purchase our recruitment packages on an annual basis.

Candidate Match and Search on Dice is powered by IntelliSearch, a proprietary and patent pending machine-learning technology that is foundational to many Dice products and services.
Professionals can post their resumes, search jobs and access our career-related content, news and tools. Skill Center, a tool implemented by Dice, uses data aggregated from across the web to show skill trends, giving professionals insights into potential skills gaps and development areas. Salary Predictor and Salary Calculator offer real-time salary tools leveraging predictive analysis to help tech professionals and employers discover tailored salary estimates based on skills, job titles, years of experience and location. Job Search and Job Alerts deliver tailored and personalized career opportunities to candidates.
ClearanceJobs is a leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. ClearanceJobs NextGen platform provides opportunities for employers and candidates to engage in real-time through messaging and employers to promote brand differentiators through BrandAmp and Pulse. The majority of candidates with resumes in our database have high-level security clearance. ClearanceJobs had approximately 54,000 job postings as of December 31, 2019 and during 2019, ClearanceJobs had, on average, 455,000 monthly users.
eFinancialCareers is one of the world’s leading financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, Australia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFinancialCareers to advance their careers. eFinancialCareers extends its global footprint beyond its own sites through job posting distribution agreements with more than 30 finance and business websites around the world, including well-known publications and organizations. Employers can engage with financial services professionals through real-time messaging and promote their employment brand through Recruiter Profiles. eFinancialCareers had approximately 22,000 job postings as of December 31, 2019 and during 2019, eFinancialCareers had, on average, 2.3 million monthly users.
During 2018 and 2017, our results also included the activities related to the following brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
Dice Europe[2]	17	Technology and engineering in the U.K. and Germany	Job postings and advertising
Rigzone[3]	21	Oil and gas	Recruitment packages¹ and advertising
BioSpace[4]	34	Biotechnology	Job postings and advertising
Hcareers[5]	22	Hospitality	Job postings
Health eCareers[6]	24	Healthcare	Job Postings

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
[5] Hcareers was sold May 22, 2018.
[6]Health eCareers was sold December 4, 2017.
Our Industry
We primarily operate in the talent discovery and acquisition segment of the broader market for human capital management services through career sites for technology professionals. There is a shortage of skilled professionals worldwide and we believe that the overall demand for talent acquisition and career development products and services has significant long-term growth potential.
We also believe that certain industries that employ highly-skilled and highly-paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. For example, as of December 2019, the seasonally unadjusted U.S. unemployment rate was 2.3% for computer-related occupations and 2.3% in the finance sector, as compared to the overall national average of 3.5%, seasonally adjusted. Historically, the unemployment rate for college graduates has been lower than the unemployment rate for the U.S. overall. As of December 2019, the seasonally unadjusted unemployment rate for college graduates was 1.8%.

We believe that there are four major trends that will continue to shape demand for talent acquisition services:

•
Greater competition for professional talent. The candidate-employer relationship has changed, with the balance of power shifting towards the candidates. As more companies leverage technology to advance their business, employers will increasingly need to hire tech talent to compete. According to analysis of data from Sand Cherry Associates leveraging data from the Bureau of Labor Statistics and CompTIA, tech jobs such as those that Dice serves account for 6.1% of all jobs in the United States and are expected to outperform national employment growth rates between 2016 to 2026 (10.7% vs 13.1% for tech jobs).

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

•
Talent attraction and retention becoming more of a strategic priority for companies. The PWC 23rd Annual Global CEO Survey found that 33% of CEOs in North America are 'extremely concerned' about the availability of key skills as a threat to their organizations’ growth prospects. In this environment where top talent is hard to find, organizations are increasingly prioritizing retention of talent and upskilling. According to the PWC report, only 18% of CEOs believe their organizations have made progress in establishing upskilling programs to develop employees' capabilities and employability with technical, soft and digital skills. These programs are an effort by organizations globally to address the aging labor force and short supply of technical, digital and soft skills.

•
Increased use of data and analytics in human capital management and increased need for insights. As many companies prove the power of analytics in marketing and other business domains, organizations are seeking to gain a competitive advantage by applying data-driven insights to improve their hiring, retention and leadership capabilities. According to Deloitte’s Global Human Capital Trends 2019, 87% of surveyed companies expected technology to play an increasing role in sourcing/outreach recruiting activities.

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
Our Strategic Goals

Since arriving in April of 2018, CEO Art Zeile has led an aggressive effort to focus and build on our legacy of market leadership in technology talent acquisition and reinvigorate the business in multiple respects, including delivering best-in-class candidate quality and match capabilities; transforming Dice and eFinancialCareers from their job board legacies into indispensable marketplaces modeled on our market-leading and high growth brand, ClearanceJobs; investing in functional excellence to drive growth and product innovation; and transforming/expanding our sales team to drive renewed growth.

Delivering best-in-class candidate quality and match capabilities for technology roles. We believe candidate quality is the essential foundation of success in our industry and we intend to differentiate our business by leading in this respect. In 2019, we dramatically improved the quality of our Dice candidate database to a level we believe is best-in-class and plan continued vigilance and innovation to drive continued improvements. We are also building on our unique legacy and intellectual property in the technology jobs space to create match capabilities for both candidates and clients that are reducing the time and effort required in job searching and talent acquisition. Our proprietary and patent-pending machine-learning technology, IntelliSearch, powers many Dice and ClearanceJobs products and is foundational to providing relevant job opportunities for candidates and efficient search and match solutions for clients.

Building indispensable tech-focused career marketplaces. ClearanceJobs has established a unique franchise in the market for cleared professionals, many with tech experience. Built on a unique cohort of candidates and specialized employer and recruiter tools together, ClearanceJobs is a highly interactive two-sided marketplace environment. These attributes provide clear and measurable ROI for clients and has contributed to ClearanceJobs more than doubling its revenue over the past five years. With over 17 years in the market, ClearanceJobs is, what we believe, a highly defensible and valuable business. We are in the process of transforming our Dice and eFinancialCareers brands into similar career marketplaces customized for the needs of their unique candidate and client communities. In 2019, we delivered the eFinancialCareers marketplace capabilities and are focused on driving adoption in 2020. We plan to deliver similar capabilities within Dice in 2020 and expect these changes to transform the way our stakeholders use these solutions and to drive results as adoption increases.

Investing in functional excellence and product innovation. Since joining DHI, CEO Art Zeile has built a leadership team capable of driving growth and supporting a culture of high performance, including new leaders of Product, Marketing, Technology, Strategy, Revenue, and Finance. While the most recent hires came late in 2019, the team has already begun to engineer a complete transformation of their respective functions and reinvigoration of the business as a whole. Specifically, 2019 was one of the most productive years in the Company’s history in terms of product innovation with more than 20 major releases for Dice and eFC combined, including Candidate MatchTM, Job Management, Job Search and Job Alerts, Recruiter Profile, Candidate Profile and Messaging. We’re investing to further increase the pace of innovation by adding engineers to our technology team, centered around a domain-driven development model to increase the quality and speed of product delivery. Finally, our recently rebuilt marketing team is already producing better results at lower cost in terms of driving traffic to Dice and eFC, with candidate registrations increasing to double-digits and with more to come as we leverage new capabilities in customer relationship management (CRM), product marketing, and digital analytics, among others.

Transforming our sales effort to drive growth. As early leaders in online talent acquisition, DHI’s brands have a legacy of strong recurring clients and revenue and, as a result, renewals have historically provided the majority of the Company’s revenues. We believe there is significant opportunity to grow our customer base and expand to new revenue opportunities, particularly with commercial accounts, or clients who recruit for their own needs, with an expanded and better enabled sales force. Specifically, in late 2019, we added 15 new Dice commercial accounts sales representatives, supported by a new sales development representative team, which we believe will enable a return to sustainable revenue growth. We will continue to grow our sales team as opportunities arise.

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
We sell our products primarily through our direct sales force. We have a number of direct sales teams organized by brand, market segment, and geography. Our field sales groups target Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our in-house sales teams focus on generating new business from recruiters as well as small and mid-size companies, renewing customer contracts, increasing the service levels customers’ purchase and servicing the needs of our largest clients. As of December 31, 2019, we employed approximately 112 sales personnel in the United States and approximately 44 in the rest of the world. In addition to our internal sales organization, we also use ad networks to help generate ad sales.
We also invest in fraud detection initiatives and maintain teams of account managers and customer support specialists who work to ensure customers get the most from our products and services by providing training and assistance. In addition, our customer support departments perform some compliance functions, such as reviewing the websites for false or inaccurate job postings.
Customers
We currently serve a diversified customer base consisting of approximately 11,000 customers in total. No one customer accounted for more than 10% of our revenues in 2019. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms and marketing departments of companies. As of December 31, 2019, notable customers of the Dice and ClearanceJobs included AT&T, Adecco, Amazon, Cisco, Dell, Equifax, GEICO, Kforce, Manpower, Microsoft, NCI, Oracle, Proctor & Gamble, Samsung and UnitedHealth. Notable customers of eFinancialCareers included Barclays, Bank of China, BlackRock, Bloomberg, BNY Mellon, BPCE Group, Citibank, Credit Suisse, Deutsche Bank, Ernst & Young, Goldman Sachs, HSBC, Macquarie Group Services, Moody's, Morgan Stanley, Schroders Investment Management, Societe Generale, State Street, Standard Chartered Bank, and UBS AG.
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
Competition
The market for talent acquisition services is highly competitive with multiple online and offline competitors. With the evolution of the online recruiting model, there has been an increasing need to provide ease-of-use and relevance to professionals, as well as an efficient and cost-effective recruitment method for direct employers, recruiters and staffing companies. Additionally, further technological advancements and evolution of social networks increasing the interaction between candidates and potential employers have made it easier for new competitors to emerge, and advertisers have many alternatives available to reach their target audiences. Our ability to maintain our existing customer base and generate new customers depends to a significant degree on the quality of our candidate databases and audiences, the quality of our services, our ability to enhance our websites and the underlying technology of our websites to meet the needs of a rapidly-evolving marketplace, our pricing strategy and ability to introduce value-added products and services, contracting alternatives such as subscription or consumption based models, and our reputation among our candidates and our customers and potential customers, who are increasingly sophisticated and demanding. Our competitors include:

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
Investments
DHI has made no significant investments through acquisitions during the past five years. See also Note 2 of the Notes to Consolidated Financial Statements.
Regulation and Legislation
User Privacy
We collect, store and use a variety of information about both professionals and customers on our website properties. Within the websites, the information that is collected, stored, and used has been provided by the professionals or customers with the intent of making it publicly available. We do not ask professionals or customers to supply social security numbers. Our business data is separated from website operations by a variety of security layers including network segmentation, physical and logical access controls, firewalls, and many industry-accepted, best-practice information security controls.
We post our privacy policies on our websites so that our users can access and understand the terms and conditions applicable to the collection, storage, and use of information collected from users. Our privacy policies also disclose the types of information we gather, how we use it and how a user can correct or change their information. Our privacy policies also explain the circumstances under which we share this information and with whom. Professionals who register for our websites have the option of indicating specific areas of interest in which they are willing to receive offers via email or postal mail. These offers contain content created either by us or our third-party partners.
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
U.S. and Foreign Government Regulation
We are subject to a number of government regulations, both domestic and foreign, that regulate our products and online service offerings, including content, copyright infringement, user privacy, advertising and promotional activities, taxation, access charges, liability for third-party activities, and jurisdiction. In addition, federal, state, local, and foreign governmental organizations have enacted and also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services, and intellectual property ownership.
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
Furthermore, favorable laws may change, including, for example, in the United States where the FCC voted to repeal net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense, or otherwise negatively affect our business.
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
Employees
As of December 31, 2019, we had 559 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology industry, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in the technology industry. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2019, the seasonally unadjusted U.S. unemployment rate was 2.3% for computer-related occupations, and the same 2.3% in the finance sector, as compared to the overall national average of 3.5%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.
In addition, the general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, our operating results, business and financial condition could be significantly harmed by an extended economic downturn or future downturns, especially in regions or industries where our operations are heavily concentrated. Further, we may face increased pricing pressures during such periods as customers seek to use lower cost or fee services. Additionally, the labor market and certain of the industries we serve have historically experienced short-term cyclicality. It is difficult to estimate the total number of passive or active job seekers or available job openings in the United States or abroad during any given period. If there is a labor shortage, qualified professionals may be less likely to seek our services, which could cause our customers to look elsewhere for attractive employees. Such labor shortages would require us to intensify our marketing efforts toward professionals so that professionals who post their resumes on our websites remain relevant to our customers, which would increase our expenses. Furthermore, if there is a shortage of available job openings in a particular region or sector we serve, the number of job postings on our websites could decrease, causing our business to be adversely affected. For example, the continued depression of oil prices led to decreased demand for energy professionals worldwide. Oil prices reached decade lows in 2016 and remained depressed. This decline in demand significantly decreased the sales of energy industry job postings and the use of related services and adversely impacted the results of Rigzone, a business we disposed of in 2018. As a result, we recorded a $24.6 million impairment of goodwill and intangible assets and $34.8 million impairment of goodwill at our former Corporate & Other segment for the fiscal years ended December 31, 2016 and 2015, respectively.
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
Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations. These concerns, or market perceptions concerning these and related issues, could adversely affect demand for our services in the European market and our business, results of operations, financial condition, and liquidity. In addition, Hong Kong has recently experienced significant political unrest and social strife. Any negative developments to China’s economic condition could have an adverse impact on the global economy, and thus our business. Volatility in global financial markets may limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the domestic or global economy worsens, our business, results of operations and financial condition could be materially and adversely affected.

A write-off of all or a part of our goodwill and intangible assets would hurt our operating results and reduce our net worth.

We have significant intangible assets and goodwill. Goodwill represents the excess of the total purchase price of our acquisitions over the estimated fair value of the net assets acquired. As of December 31, 2019, we had $156.1 million and $39.0 million of goodwill and acquired intangible assets, respectively, on our balance sheet, which represented approximately 56% and 14%, respectively, of our total assets. The fair value of goodwill as of the most recent annual impairment testing date of October 1, 2019 resulted in the fair value exceeding the carrying value by 37%. We do not amortize goodwill under U.S. GAAP and instead are required to review goodwill at least annually for impairment. The indefinite-lived acquired intangible asset of $39.0 million is not amortized and instead is reviewed annually for impairment. The fair value of the Dice tradename as of the most recent annual impairment testing date of October 1, 2019 resulted in the fair value exceeding the carrying value by 26%. During 2016, goodwill and intangible assets of $24.6 million related to Rigzone were fully written off. During 2015, goodwill of $34.8 million related to Rigzone was written off. During 2013, goodwill and intangible assets of $14.9 million related to Slashdot Media and Health Callings was written off. During 2008, goodwill of $7.2 million related to eFinancialCareers’ North American operations was written off. In the event impairment is identified again in the future for any of our reporting units, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of our goodwill or intangible assets would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”

We operate in a highly competitive developing market and we may be unable to compete successfully against existing and future competitors.

The market for career services is highly competitive and barriers to entry in the market are relatively low. For example, there are tens of thousands of job boards currently operating on the Internet, and new competitors may emerge. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub-segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster.com, Stepstone and Seek, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com, JobServe, Doximity, and Upwork. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. We also compete with general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com. In addition, we face competition from aggregators of classified advertising, including Indeed, TalentBin, Entelo, ZipRecruiter, Google, and Craigslist. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. We also compete with new competitors, including career-focused community sites such as Glassdoor and talent relationship management software providers such as Avature and SmashFly, and emerging competitors with new business models and products that customers are more willing to trial during periods when talent is scarce.

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

Our business is largely based on customers who purchase recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.

Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings or advertisements. Most of our revenues are generated by the fees we earn from our customers who purchase recruitment packages. Our growth depends on our ability to retain our existing recruitment package customers and to increase the number of customers who purchase recruitment packages, as well as introduce new pricing options. Any of our customers may decide not to continue to use our services in favor of alternate services, lack of need, or because of budgetary constraints or other reasons. We cannot assure you that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses. Dice U.S. recruitment package customers at December 31, 2019, 2018 and 2017 were 6,000, 6,200, and 6,450, respectively.

If we fail to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, our revenues could decline.

The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-sets our customers seek. For example, the professionals who post their resumes on Dice.com are generally highly educated, have extensive work experience, and the majority are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for professionals elsewhere, which could cause our revenues to decline.

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
Although we maintain insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, the occurrence of any of these events could result in interruptions, delays or cessations in service to users of our services, which could materially impair or prohibit our ability to provide our services and significantly impact our business.
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

We may be liable with respect to the collection, storage, and use of the personal and professional information of the professionals, who use our websites and our current practices may not be in compliance with proposed new laws and regulations.

Our business depends on our ability to collect, store, use, and disclose personal and professional data from the professionals who use our websites. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use, sale and storage by various Internet companies of users’ personal and professional information. While we believe we are in compliance with current law, we cannot ensure that we will not be subject to lawsuits or investigations for violations of law. Moreover, our current practices regarding the collection, storage and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state and foreign governments intended to limit the collection and use of user information. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our current practices relating to the collection, storage and use of user information. Our failure or our perceived failure to comply with laws and regulations could also lead to adverse publicity and a loss of consumer confidence if it were known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our users had given to us. This could result in a loss of customers and revenue and materially adversely impact the success of our business. Concern among prospective customers and professionals regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers and other personal information, could keep prospective customers from using our career services websites. Internet-wide incidents or incidents with respect to our websites, including misappropriation of our users’ personal information, penetration of our network security, or changes in industry standards, regulations or laws could deter people from using the Internet or our websites to conduct transactions that involve confidential information, which could have a material adverse impact on our business. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted.

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
Additionally, the EU has enacted the GDPR, which took effect on May 25, 2018. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also provides for significant penalties for non-compliance. As a result of the GDPR, we expect regulatory and customer attention surrounding data privacy continue to increase. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations. For example, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first "GDPR-like" privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA establishes a new privacy framework for covered businesses by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.
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

As of December 31, 2019, we had $10.0 million of outstanding indebtedness under our credit agreement dated November 14, 2018 (the “Credit Agreement”) and the facility provides capacity for us to borrow an additional $80.0 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.
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

We operate websites serving numerous markets around the world. For the year ended December 31, 2019, approximately 20% of our total revenues were generated outside of the United States. Certain of these amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

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

Our future growth may depend on our ability to expand operations in international markets. We may have limited experience or we may need to rely on business partners in these markets, and our future growth will be materially adversely affected if we are unsuccessful in our international expansion efforts.

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

We do not collect sales or use tax in certain jurisdictions on all the services we provide in the United States. Our operations, and any future expansion of them, along with other aspects of our evolving business, may result in additional sales or use tax obligations.

Currently, the individual states’ laws and regulations determine which services performed over the Internet are subject to sales tax. A number of states have been considering or have adopted initiatives that could impose sales tax on certain services delivered electronically. Additionally, many states have implemented laws or regulations requiring out-of-state vendors to collect sales tax, which may increase our tax filing obligations. Also, a state may take the position that certain services we provide are subject to sales tax under existing regulations. The imposition by state and local governments of various taxes upon certain services delivered over the Internet could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and potentially decrease our future sales.

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

The U.K.’s departure from the E.U. could adversely affect us.

The U.K. held a referendum in June 2016 on its membership in the E.U., in which a majority of voters in the U.K. voted to exit the E.U. (commonly referred to as “Brexit”). The U.K. formally departed from the E.U. on Friday, January 31, 2020, subject to a transition period expected to last until December 31, 2020 (the "Transition Period"). During the Transition Period, most E.U. rules and regulations will continue to apply to the U.K. as negotiations between the U.K. and the E.U. commence regarding the customs and trading relationship between the U.K. and the E.U. Such negotiations are expected to continue on after the expiration of the Transition Period. Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and employees based in the U.K. and Europe. For example, if as a result of Brexit, financial institutions move all or a portion of their operations out of the U.K., it may result in decreased demand for jobs in the financial sector in the U.K. and could negatively impact the performance of our eFinancialCareers business. Further, the potential loss of the E.U. “passport,” or any other potential restriction on free travel of U.K. citizens to Europe, and vice versa, could adversely impact the jobs market in general and our operations in Europe.

In addition, Brexit has resulted in significant volatility in the value of the British Pound Sterling and Euro currencies. Since our financial statements are denominated in U.S. dollars and we currently do not hedge currency risk, a decline in the value of the Pound or Euro may have an adverse impact on our financial condition and results of operations.
The ultimate effects of Brexit are uncertain and will depend on any agreements the U.K. makes to retain access to E.U. markets either during the Transition Period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets. Uncertainty about future custom and trade agreements between of the U.K. and the E.U. could harm our business and financial results. In addition, other

E.U. member countries may consider referendums regarding their E.U. membership. These events, along with any political changes that may occur as a result of Brexit, could cause political and economic uncertainty in Europe. In addition, Brexit is likely to lead to legal uncertainty, including uncertainty regarding data protection, taxation, and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, including the GDPR. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations and financial condition.

We rely on the services of third-party data center hosting facilities. Interruptions or delays in those services could impair the delivery of our service and harm our business.

Our Dice, eFinancialCareers, and Clearancejobs website applications utilize cloud computing technology. It is hosted pursuant to service agreements on technology platforms by third-party service providers, primarily through Amazon Web Services (AWS). We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to provide our services, which may harm our business and reputation. Further, any damage to, or failure of, the cloud services we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. While we believe our application and network architecture and use of multiple availability zones and regions within Amazon Web Services Cloud reduce our risk, our business would be harmed if our customers and potential customers believe our services are unreliable.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

We do not own any properties. Our corporate headquarters are located at 1450 Broadway, 29th Floor, New York, New York, where we lease approximately 4,000 square feet. We lease approximately 45,000 square feet of office space in Urbandale, Iowa; 15,000 square feet of office space in London, England; and 28,000 square feet of office space in Centennial, Colorado. In addition, we have small offices in Frankfurt, Germany; Singapore; and Hong Kong.

During 2018, we subleased two of our leased properties. Our prior corporate headquarters, which was located at 1040 Avenue of Americas, New York, New York and included approximately 12,000 square feet, was subleased to a third party during the third quarter of 2018. We closed our San Jose office in the second quarter of 2018 and subleased the property, which included approximately 16,000 square feet, to a third party during the third quarter of 2018.

We believe that our facilities are generally adequate for current and anticipated future use, although we may from time to time lease additional facilities as operations require.

Item 3.	Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material unrecorded pending legal proceedings. See also Note 11 of the Notes to Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the ticker symbol “DHX”. We have not listed our stock on any other markets or exchanges. Prior to July 18, 2007, there was no public market for our common stock.

Holders

As of December 31, 2019, there were 22 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

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

Repurchases of Equity Securities

Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the stock repurchase plans approved by the board of directors:

	May 2018 to May 2019	May 2019 to May 2020
Approval Date	May 2018	April 2019
Authorized Repurchase Amount of Common Stock	$7 million	$7 million
Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

During the three months ended December 31, 2019, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2019	20,355	$3.50	20,355	5,657,618
November 1 through November 30, 2019	100,108	$3.27	100,108	5,330,497
December 1 through December 31, 2019	110,997	$3.23	110,997	4,971,917
Total	231,460	$3.27	231,460
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information required by this item as of December 31, 2019 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	190,000	$8.28	3,116,693
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	190,000	$8.28	3,116,693
For material features of the plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock-Based Compensation.”
Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2014 through December 31, 2019 (the last trading day of our common stock on the NYSE in 2019) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2019. All values assume reinvestment of the full amount of all dividends, if any.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
DHX	$100.00	$91.61	$62.44	$18.98	$15.18	$30.07
Russell 2000	$100.00	$95.59	$115.95	$132.94	$118.30	$148.49
Dow Jones Internet Composite Index	$100.00	$122.11	$130.99	$180.87	$192.64	$230.49

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed “filed” with the SEC.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (this “Annual Report”).

The following consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc. for such years, which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc. for such years, which are not included in this Annual Report.

	For the year ended December 31,
	2019	2018 (4)	2017 (3)	2016 (2)	2015 (1)
	(in thousands, except per share information)
Revenues	$149,370	$161,570	$207,950	$226,970	$259,769
Operating expenses	131,808	153,247	195,077	223,579	253,414
Other operating income (loss)	(537)	3,369	9,992	—	—
Operating income	17,025	11,692	22,865	3,391	6,355
Income (loss) from operations before income taxes	16,324	9,602	19,397	(119)	3,041
Net income (loss)	$12,551	$7,174	$15,978	$(5,398)	$(10,968)

Basic earnings (loss) per share	$0.26	$0.15	$0.33	$(0.11)	$(0.21)

Diluted earnings (loss) per share	$0.24	$0.14	$0.33	$(0.11)	$(0.21)

Weighted average shares outstanding:
Basic	48,739	48,520	47,908	48,319	51,402
Diluted	51,633	49,605	48,230	48,319	51,402

	For the year ended December 31,
	2019	2018 (4)	2017 (3)	2016 (2)	2015 (1)
Other Financial Data:	(in thousands)
Net cash from operating activities	$22,923	$14,918	$34,409	$44,997	$63,159
Depreciation and amortization	9,743	9,762	11,890	16,636	23,192
Capital expenditures	(14,188)	(10,053)	(13,222)	(11,699)	(9,078)
Net cash from (used in) investing activities	(11,505)	7,489	(775)	(10,770)	(9,078)
Net cash used in financing activities	(12,423)	(27,174)	(44,781)	(44,634)	(47,012)

	At December 31,
	2019	2018 (4)	2017 (3)	2016 (2)	2015 (1)
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$5,381	$6,472	$12,068	$22,987	$34,050
Acquired intangible assets, net	39,000	39,000	45,737	49,120	65,292
Goodwill	156,059	153,974	170,791	171,745	198,598
Total assets	278,321	258,385	295,718	310,095	368,935
Deferred revenue	51,626	56,086	83,646	84,615	83,316
Long-term debt, including current portion	9,435	17,288	41,450	84,760	99,436
Total stockholders’ equity	161,195	145,355	132,641	103,883	138,613

(1)	Reflects impairment of goodwill of $34.8 million related to the Energy reporting unit.

(2)	Reflects the sale of Slashdot Media in January 2016 and the impairment of goodwill and intangible assets of $24.6 million related to the Energy reporting unit.

(3)	Reflects the sale of Health eCareers on December 4, 2017 and the discontinuance of getTalent in the third quarter of 2017.

(4)
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

We have been in the recruiting and career development business for more than 25 years. Based on our operating structure, we have identified one reportable segment as follows:

•	Tech-focused— Dice, Dice Europe (ceased operations on August 31, 2018), ClearanceJobs, eFinancialCareers services, and corporate related costs (formerly in Other).

Dice, Dice Europe (ceased operations August 31, 2018), ClearanceJobs, eFinancialCareers services, and corporate-related costs (formerly in Other) are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands or costs.

Prior to 2019, we had other services and activities that individually were not a significant portion of consolidated revenues, operating income or total assets. These included Hospitality (sold May 22, 2018), Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), and BioSpace (transferred majority ownership to BioSpace management on January 31, 2018), and getTalent services (discontinued services in the third quarter of 2017), which are reported in the "Other" category, and are not considered a segment. The Company sold the Health eCareers business on December 4, 2017, which was previously reported in the Healthcare segment.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Tech-focused segment sells recruitment packages that can include access to our databases of resumes and job posting capabilities. Hcareers (sold May 22, 2018 and included in Other) sold job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At December 31, 2019 and 2018, Dice had approximately 6,000 and 6,200 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer was $1,135 and $1,119 for the years ended December 31, 2019 and 2018, respectively. Deferred revenue, as shown on the Consolidated Balance sheets, reflects customer billings made in advance of services being rendered. Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts. We believe deferred revenue and backlog to be important measures of our business as they represent our ability to generate future revenue. Deferred revenue at December 31, 2019 and 2018 was $51.6 million and $56.1 million, respectively. Backlog at December 31, 2019 and 2018 was $88.7 million and $81.9 million, respectively. Deferred revenue at December 31, 2019 decreased from December 31, 2018 due to the increased flexibility in the Company's billing terms to customers to bring them in line with market standards. Backlog at December 31, 2019 increased from December 31, 2018 primarily due to the timing of closing contracts late in 2019.

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

The Company’s revenues declined $12.2 million, or 7.6%, for the year ended December 31, 2019 compared to the same period of the prior year. The decline was due to the divested businesses and the closure of the Dice Europe business on August 31, 2018, which together declined $12.3 million. The on-going Tech-focused segment, which excludes the Dice Europe operations, increased $0.1 million, or 0.1%, compared to the year ended December 31, 2018. This increase was led by ClearanceJobs growth of 17.4%, and was partially offset by a 4.9% decline at eFinancialCareers and a 2.0% decline at Dice. The decline at eFinancialCareers was primarily related to foreign exchange fluctuations and the uncertainty surrounding Brexit. See further discussion in the Comparison of Years Ended December 31, 2019 and 2018.

The Company continues to evolve and present new products and features to attract and engage qualified professionals and match them with employers, such as the Dice TalentSearch powered by IntelliSearch, Dice Candidate MatchTM, MyDiceHome, Dice Salary Predictor, Dice Job Search and Job Alerts, ClearanceJobs NextGen, ClearanceJobs Pulse, ClearanceJobs BrandAmp, eFinancialCareers Messaging, Recruiter Profile, Candidate Profile and Job Search platform. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new customers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the innovative products noted above.

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

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on the Dice, ClearanceJobs, and eFinancialCareers websites. Certain of the Company’s arrangements include multiple performance obligations, which primarily consists of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple performance obligations in accordance with Topic 606. Specifically, the Company considers a performance obligation as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

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
The annual impairment tests for the Tech-focused reporting unit, which were performed as of October 1, 2019 and 2018, resulted in the fair value of the reporting unit exceeding the carrying value by 37% and 40%, respectively. Results for the Tech-focused reporting unit for the fourth quarter of 2019 and estimated future results as of December 31, 2019 are consistent with the October 1, 2019 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting units is less than the carrying value as of December 31, 2019. Therefore, no interim impairment testing was performed as of December 31, 2019.
The amount of goodwill as of December 31, 2019 allocated to the Tech-focused reporting unit was $156.1 million. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results. The discount rate applied for the Tech-focused reporting unit was 13.2%.  An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.
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
We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment tests performed as of October 1, 2019 and 2018 resulted in the fair value of the Dice trademarks and brand exceeding the carrying value by 26% and 2%, respectively. The increase in the fair value over the carrying value is driven by the industry growth expectations described below and the Company's investments in its product and its sales team, combined with a lower discount rate as a result of a decline in the risk-free rate.
Revenue attributable to the Dice trademarks and brand name have declined during the year ended December 31, 2019 due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Revenues related to the Dice trademarks and brand name declined 2% and 7% for the years ended December 31, 2019 and 2018, respectively, and declined 3% and 4% for the three months ended December 31, 2019 and 2018, respectively, representing a decrease in the rate of decline for each period. Revenue projections for the year ending December 31, 2020 include a modest increase compared to the year ended December 31, 2019 and then increasing to rates approaching industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Cash flows attributable to the Dice trademarks and brand name declined during 2019 as a result of the lower revenue, as well as increased spending focused on new and enhanced products. Operating expenses, excluding amortization expense and disposition related and other costs, are projected to increase for the year ending December 31, 2020 as compared to the year ended December 31, 2019, including a small operating margin reduction, as the company continues to invest in new and enhanced products, and then increase at levels that allow for modest operating margin improvements. If future cash flows attributable to the Dice trademark are not achieved, the Company could realize an impairment in a future period. The Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 6.0% based on comparable industry studies and improving operating margins and a discount rate of 14.2%.
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

From time to time, we see market slowdowns, which can lead to lower demand for recruiting technology, financial and security cleared professionals. If recruitment activity slows in the industries in which we operate during 2020 and beyond, our revenues and results of operations could be negatively impacted.

Results of Operations

Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2019, 2018 and 2017. Consolidated operating results and consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
(in thousands)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Revenues	$149,370	$161,570	$207,950	$(12,200)	$(46,380)
Operating expenses:
Cost of revenues	16,237	18,344	29,974	(2,107)	(11,630)
Product development	17,216	20,212	24,984	(2,996)	(4,772)
Sales and marketing	55,909	59,721	80,508	(3,812)	(20,787)
General and administrative	31,003	37,589	40,749	(6,586)	(3,160)
Depreciation	9,743	9,280	9,752	463	(472)
Amortization of intangible assets	—	482	2,138	(482)	(1,656)
Impairment of fixed and intangible assets	—	—	2,226	—	(2,226)
Disposition related and other costs	1,700	7,619	4,746	(5,919)	2,873
Total operating expenses	131,808	153,247	195,077	(21,439)	(41,830)
Other operating income (loss):
Gain (loss) on sale of businesses	(537)	3,369	6,699	(3,906)	(3,330)
Proceeds from restitution award	—	—	3,293	—	(3,293)
Total other operating income (loss)	(537)	3,369	9,992	(3,906)	(6,623)
Operating income	$17,025	$11,692	$22,865	$5,333	$(11,173)

	For the year ended December 31,
	2019	2018	2017
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	10.9%	11.4%	14.4%
Product development	11.5%	12.5%	12.0%
Sales and marketing	37.4%	37.0%	38.7%
General and administrative	20.8%	23.3%	19.6%
Depreciation	6.5%	5.7%	4.7%
Amortization of intangible assets	—%	0.3%	1.0%
Impairment of intangible assets	—%	—%	1.1%
Disposition related and other costs	1.1%	4.7%	2.3%
Total operating expenses	88.2%	94.8%	93.8%
Other operating income (loss):
Gain (loss) on sale of businesses	(0.4)%	2.1%	3.2%
Proceeds from restitution award	—%	—%	1.6%
Total other operating income (loss)	(0.4)%	2.1%	4.8%
Operating income	11.4%	7.2%	11.0%

Comparison of Years Ended December 31, 2019 and 2018
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change	Foreign Exchange Impact(6)
	2019	2018
	(in thousands, except percentages)
Tech-focused
Dice(1)	$92,527	$94,438	$(1,911)	(2.0)%	$—
eFinancialCareers	32,098	33,758	(1,660)	(4.9)%	(1,002)
ClearanceJobs	24,745	21,086	3,659	17.4%	—
Tech-focused, excluding Dice Europe	149,370	149,282	88	0.1%	(1,002)
Dice Europe(2)	—	2,976	(2,976)	n.m.	—
Tech-focused	149,370	152,258	(2,888)	(1.9)%	(1,002)

Other
Hcareers(3)	—	5,329	(5,329)	n.m.	—
Rigzone(4)	—	3,771	(3,771)	n.m.	—
BioSpace(5)	—	212	(212)	n.m.	—
Other	—	9,312	(9,312)	n.m.	—
Total revenues	$149,370	$161,570	$(12,200)	(7.6)%	$(1,002)

(1) Includes Dice U.S., and Career Events (formerly known as Targeted Job Fairs).
(2) Dice Europe ceased operations on August 31, 2018.
(3) The Company sold Hcareers on May 22, 2018.
(4) The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 and majority ownership of the remaining Rigzone business was transferred to Rigzone management on August 31, 2018.

(5) The Company transferred majority ownership of the BioSpace business to BioSpace management on January 31, 2018.
(6) Foreign exchange impact is calculated by determining the increase (decrease) in current period revenues where current period revenues are translated using prior period exchange rates.

We experienced a decrease in the Tech-focused segment revenue of $2.9 million, or 1.9%, which was driven by Dice Europe's decline of $3.0 million due to its ceasing operations on August 31, 2018. Excluding Dice Europe and the impacts of foreign exchange, revenue for the Tech-focused segment increased 1% year over year. Revenue at Dice U.S. decreased by $1.9 million, or 2.0%, for the year ended December 31, 2019 compared to the same period of 2018, an improvement from the 6.9% decline experienced during the year ended December 31, 2018. Renewal rates have improved over the prior year period while recruitment package customer count was down slightly year over year. Revenues for ClearanceJobs increased by $3.7 million, or 17.4%, for the year ended December 31, 2019 as compared to the same period in 2018, driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. eFinancialCareers revenue decreased $1.7 million, or 4.9%, compared to 2018, mainly due to the impact on U.K. revenue from the uncertainty around Brexit and the impacts of foreign exchange.

Revenues for Other decreased $9.3 million, which was due to the non-tech businesses which were divested during 2018.
Cost of Revenues

	Year Ended December 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Cost of revenues	$16,237	$18,344	$(2,107)	(11.5)%
Percentage of revenues	10.9%	11.4%
Cost of revenues decreased by $2.1 million, or 11.5%, as the Tech-focused segment decreased $0.7 million and Other decreased $1.4 million. In the Tech-focused segment, $0.5 million reduction was due to Dice Europe ceasing operations on August 31, 2018 and $0.9 million reduction was due to a decrease in technology infrastructure costs, partially offset by an increase in compensation related costs of $0.7 million. Other decreased $1.4 million due to the non-tech businesses being divested during 2018.
Product Development Expenses

	Year Ended December 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Product development	$17,216	$20,212	$(2,996)	(14.8)%
Percentage of revenues	11.5%	12.5%
Product development expenses decreased $3.0 million or 14.8%, as the Tech-focused segment decreased $1.7 million and Other decreased $1.3 million. The decrease in Tech-focused was mainly due to higher utilization of the Company's employees in the design and development of product enhancements and features for the Company's sites. This resulted in a higher capitalization rate of internal development costs, which decreased operating expenses in the current period, and are reflected as purchases of fixed assets in the Consolidated Statements of Cash Flows. Other decreased $1.3 million due to the non-tech businesses being divested during 2018.
Sales and Marketing Expenses

	Year Ended December 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Sales and marketing	$55,909	$59,721	$(3,812)	(6.4)%
Percentage of revenues	37.4%	37.0%
Sales and marketing expenses decreased $3.8 million, or 6.4%, as the Tech-focused segment decreased $0.6 million and Other decreased $3.2 million. In the Tech-focused segment, compensation related costs increased $3.9 million, of which $2.5 million related to higher sales commissions, including a transitional impact of adopting ASC Topic 606, while consulting costs, professional fees and events, together increased $1.6 million. These increases were offset by a $4.0 million reduction in discretionary marketing expenses realized from efficiencies in vendor selection and a $2.3 million decrease due to Dice Europe ceasing operations on August 31, 2018. Other decreased $3.2 million due to the non-tech businesses being divested during 2018.
General and Administrative Expenses

	Year Ended December 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
General and administrative	$31,003	$37,589	$(6,586)	(17.5)%
Percentage of revenues	20.8%	23.3%
General and administrative costs decreased $6.6 million or 17.5% as the Tech-focused segment decreased $5.3 million and Other decreased $1.3 million. In the Tech-focused segment, $2.1 million was due to a decrease in consulting costs, $1.3 million due to a decrease in legal fees and contingencies, which was primarily related to the applicability of provisions of the FCRA to one of our products, as described in Note 11 to the Consolidated Financial Statements, and a $1.8 million decrease mainly due to the resolution of a sales tax contingency and a decrease from lower stock based compensation, which was primarily due to the acceleration and vesting related to the Company's former Chief Executive Officer in 2018. Other decreased $1.3 million due to the non-tech businesses being divested during 2018.
Depreciation

	Year Ended December 31,		Increase	Percent Change
	2019	2018
	(in thousands, except percentages)
Depreciation	$9,743	$9,280	$463	5.0%
Percentage of revenues	6.5%	5.7%

Depreciation expense increased $0.5 million or 5.0%, as the Tech-focused segment increased $0.8 million and Other decreased $0.3 million. In the Tech-focused segment, depreciation increased primarily in connection with the higher headcount and capitalization rate of internal development costs, which are reflected as purchases of fixed assets in the Consolidated Statements of Cash Flows. Other decreased due to the non-tech businesses being divested during 2018.
Amortization of Intangible Assets

	Year Ended December 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Amortization	$—	$482	$(482)	(100.0)%
Percentage of revenues	—%	0.3%

Amortization expense decreased by $0.5 million to zero due to the removal of amortizable intangible assets related to the non-tech businesses divested during the year ended December 31, 2018.

Disposition Related and Other Costs

	Year Ended December 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Disposition related and other costs	$1,700	$7,619	$(5,919)	(77.7)%
Percentage of revenues	1.1%	4.7%
The disposition related and other costs of $1.7 million for the year ended December 31, 2019, as described in Note 14 to the Consolidated Financial Statements, are primarily due to severance and related costs incurred in reorganizing the Tech-focused business.
The disposition related and other costs of $7.6 million in 2018 are primarily due to severance, lease exit, and other related costs in connection with the non tech businesses divestiture process and the reorganization to the tech-focused strategy.

Other Operating Income (loss)

	Year Ended December 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Other operating income (loss)	$(537)	$3,369	$(3,906)	(115.9)%
Percentage of revenues	(0.4)%	2.1%
Other operating income (loss) for the year ended December 31, 2019, included a loss of $0.5 million on the 2018 sale of Hcareers, which was related to a post-closing adjustment upon the finalization of the working capital terms and related contingencies. See also Note 4 to the Consolidated Financial Statements.
Other operating income for the year ended December 31, 2018 included a gain of $4.6 million related to the sale of the RigLogix portion of the Rigzone business on February 20, 2018 and a $0.8 million gain related to post closing price adjustment to the sale of the Health eCareers business. These gains were partially offset by losses recognized on the sale of the Hcareers business on May 22, 2018 of $0.8 million, the transfer of majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018 of $0.7 million and the transfer of majority ownership of the BioSpace business to BioSpace management on January 31, 2018 of $0.5 million. See also Note 4 of the Notes to Consolidated Financial Statements.

Operating Income

	Year Ended December 31,
	2019	2018
	(in thousands, except percentages)
Revenue	$149,370	$161,570
Operating Income	17,025	11,692
Percentages of revenues	11.4%	7.2%
Operating income for the year ended December 31, 2019 was $17.0 million, a margin of 11.4%, as compared to $11.7 million, a margin of 7.2%, for the same period in 2018. The increased operating income and percentage margin were driven by cost savings initiatives, a reduction in disposition related and other costs in 2019, higher utilization of the Company's employees in the design and development of product enhancements and features for the Company's sites, and the closure of Dice Europe in 2018, which had a lower operating margin.
Interest Expense and Other

	Year Ended December 31,		Decrease	Percent Change
	2019	2018
	(in thousands, except percentages)
Interest expense	$701	$2,054	$(1,353)	(65.9)%
Percentage of revenues	0.5%	1.3%
Interest expense decreased by $1.4 million, or 65.9%, from the same period in 2018 due to lower weighted-average debt outstanding during the year ended December 31, 2019.
Income Taxes

	Year Ended December 31,
	2019	2018
	(in thousands, except percentages)
Income before income taxes	$16,324	$9,602
Income tax expense	3,773	2,428
Effective tax rate	23.1%	25.3%
A reconciliation between tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2019	2018
Federal statutory rate	$3,428	$2,016
Gain (loss) on sale of businesses	84	(6,111)
Stock-based compensation	380	2,112
State taxes, net of federal effect	467	(38)
Difference between foreign and U.S. rates	(192)	(102)
Change in accrual for unrecognized tax benefits	107	(1,179)
U.S. tax on global intangible low-taxed income, net of credits	84	229
Executive compensation	147	126
Currency translation gains (losses)	(67)	219
U.S. transition tax on foreign earnings	140	368
Research and development tax credits	(557)	(481)
Change in valuation allowances	12	5,117
Other	(260)	152
Income tax expense	$3,773	$2,428

Our effective income tax rate was 23.1% and 25.3% for the years ended December 31, 2019 and 2018, respectively. The 2019 tax rate differed from the federal statutory rate primarily because of tax deficiencies in stock-based compensation; state tax expense; and tax credits for research and development. The 2018 tax rate differed from the federal statutory rate primarily because of permanent book/tax differences in basis related to the gain or loss on sale of businesses; tax deficiencies in stock-based compensation; a decreased accrual for unrecognized tax benefits; and an increase in the valuation allowance for capital loss carryforwards.
Earnings per Share

	Year Ended December 31,
	2019	2018
	(in thousands, except per share amounts)
Net income	$12,551	$7,174
Weighted-average shares outstanding-diluted	51,633	49,605
Diluted earnings per share	0.24	0.14
Diluted earnings per share was $0.24 and $0.14 for the years ended December 31, 2019 and 2018, respectively, an increase of $0.10. The improvement in earnings per share was primarily driven by the improved net income year over year.

Comparison of Years Ended December 31, 2018 and 2017
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change	Foreign Exchange Impact (7)
	2018	2017
	(in thousands, except percentages)
Tech-focused:
Dice(1)	$94,438	$101,471	$(7,033)	(6.9)%	$—
eFinancialCareers	33,758	32,480	1,278	3.9%	904
ClearanceJobs	21,086	17,342	3,744	21.6%	—
Tech-focused, excluding Dice Europe	149,282	151,293	(2,011)	(1.3)%	904
Dice Europe(2)	2,976	7,105	(4,129)	(58.1)%	242
Tech-focused	152,258	158,398	(6,140)	(3.9)%	1,146

Healthcare(3)	—	24,354	(24,354)	n.m.	—
Other
Hcareers(4)	5,329	14,368	(9,039)	(62.9)%	—
Rigzone(5)	3,771	7,171	(3,400)	(47.4)%	47
BioSpace(6)	212	3,592	(3,380)	(94.1)%	—
Slashdot Media and getTalent	—	67	(67)	n.m.	—
Other	9,312	25,198	(15,886)	(63.0)%	47
Total revenues	$161,570	$207,950	$(46,380)	(22.3)%	$1,193

(1) Includes Dice and Career Events (formerly known as Targeted Job Fairs)
(2) Dice Europe ceased operations on August 31, 2018.
(3) The Company sold Health eCareers on December 4, 2017.
(4) The Company sold Hcareers on May 22, 2018.
(5) The Company sold the RigLogix portion of the Rigzone business on February 20, 2018 and majority ownership of the remaining Rigzone business was transferred to Rigzone management on August 31, 2018.

(6) The Company transferred majority ownership of the BioSpace business to BioSpace management on January 31, 2018.
(7) Foreign exchange impact is calculated by determining the increase (decrease) in current period revenues where current period revenues are translated using prior period exchange rates.

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

Revenues from the Other segment decreased by $15.9 million, or 63.0%, primarily due to the transfer of the majority ownership of BioSpace to BioSpace management on January 31, 2018, the sale of the RigLogix portion of the Rigzone business on February 20, 2018, sale of Hcareers on May 22, 2018, and transfer of the majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018. Subsequent to the divestiture dates, BioSpace and Rigzone are no longer included in the Company's consolidated financial results.
Cost of Revenues

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Cost of revenues	$18,344	$29,974	$(11,630)	(38.8)%
Percentage of revenues	11.4%	14.4%

Cost of revenues decreased by $11.6 million, or 38.8%, as the Healthcare segment decreased by $8.6 million as a result of the sale of Heath eCareers on December 4, 2017. Other cost of revenues decreased $2.8 million due to the divested businesses. The Tech-focused segment decreased $0.2 million, which was primarily due to Dice Europe ceasing operations on August 31, 2018.

Product Development Expenses

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Product development	$20,212	$24,984	$(4,772)	(19.1)%
Percentage of revenues	12.5%	12.0%

Product development expenses decreased $4.8 million or 19.1%, as the Healthcare segment decreased $2.3 million due to the sale of Health eCareers on December 4, 2017. Other decreased $3.8 million, of which $2.7 million related to divested businesses and $1.1 million was due to the discontinuance of getTalent in the third quarter of 2017. These decreases were partially offset by an increase in the Tech-focused segment of $1.3 million, primarily due to compensation related costs as the segment develops new products and features.

Sales and Marketing Expenses

	Year Ended December 31,		Increase	Percent Change
	2018	2017
	(in thousands, except percentages)
Sales and marketing	$59,721	$80,508	$(20,787)	(25.8)%
Percentage of revenues	37.0%	38.7%

Sales and marketing expenses decreased $20.8 million, or 25.8%, as costs decreased $9.2 million in the Healthcare segment due to the Health eCareers sale on December 4, 2017. Other decreased $8.7 million, of which $7.5 million was related to the divested businesses in 2018 and $1.2 million was due to the discontinuance of getTalent in the third quarter of 2017. The Tech-focused segment decreased $2.9 million primarily due to Dice Europe ceasing operations on August 31, 2018. In the on-going Tech-focused segment, expenses were approximately flat to the prior year, with increases in compensation related costs offset by savings in discretionary marketing.
General and Administrative Expenses

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
General and administrative	$37,589	$40,749	$(3,160)	(7.8)%
Percentage of revenues	23.3%	19.6%

General and administrative costs decreased $3.2 million or 7.8%. The Healthcare segment decreased $2.8 million due to the sale of Health eCareers on December 4, 2017. Other decreased $2.2 million, which was primarily related to the divested businesses in 2018. The Tech-focused segment increased $1.9 million, primarily due to a $2.8 million increase in consulting costs, $1.0 million for the Fair Credit Reporting Act lawsuit and $0.6 million related to recruiting and employee training. These increases were partially offset by a $1.4 million decrease in stock based compensation costs and $1.3 million was due to lower legal and other professional fees.

Depreciation

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Depreciation	$9,280	$9,752	$(472)	(4.8)%
Percentage of revenues	5.7%	4.7%

Depreciation expense for the year ended December 31, 2018 decreased $0.5 million or 4.8%. Depreciation in the Healthcare segment decreased $1.6 million due to the sale of Health eCareers on December 4, 2017. Depreciation in Other decreased $0.9 million due to the divested businesses in 2018. Depreciation in the Tech-focused segment increased $2.0 million, which was driven by the development and release of new products and features in 2018 and the latter part of 2017.
Amortization of Intangible Assets

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Amortization	$482	$2,138	$(1,656)	(77.5)%
Percentage of revenues	0.3%	1.0%

Amortization expense for the year ended December 31, 2018 decreased $1.7 million, or 77.5%. The decrease is primarily due to the divestiture of businesses in the Healthcare segment and Other.
Impairment of fixed and intangible assets

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Impairment of fixed and intangible assets	$—	$2,226	$(2,226)	(100.0)%
Percentage of revenues	—%	1.1%

During 2017, $2.2 million of capitalized development costs related to getTalent were written off as the getTalent services (included in Other) were discontinued during the third quarter of 2017. No such costs were written off during the year ended December 31, 2018.
Disposition Related and Other Costs

	Year Ended December 31,		Increase	Percent Change
	2018	2017
	(in thousands, except percentages)
Disposition related and other costs	$7,619	$4,746	$2,873	60.5%
Percentage of revenues	4.7%	2.3%

Disposition related and other costs, as described in Note 14 of the Notes to Consolidated Financial Statements, increased $2.9 million or 60.5%. The $7.6 million of expenses in 2018 was primarily due to the divestitures of the non-tech businesses and the reorganization to the tech-focused strategy, which primarily consisted of severance and retention, lease exit, business closure, professional fees related to activist shareholders, search, financial advisory, and legal services, and other costs to further these strategic objectives.

Disposition related and other costs of $4.7 million in 2017 are primarily due to severance and other related costs in connection with the divestiture process and the reorganization to the tech-focused strategy.
Other Operating Income

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Other operating income	$3,369	$9,992	$(6,623)	(66.3)%
Percentage of revenues	2.1%	4.8%

Other operating income for the year ended December 31, 2018 included a gain of $4.6 million related to the sale of the RigLogix portion of the Rigzone business on February 20, 2018 and a $0.8 million gain related to post closing price adjustment to the sale of the Health eCareers business. These gains were partially offset by losses recognized on the sale of the Hcareers business on May 22, 2018 of $0.8 million, the transfer of majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018 of $0.7 million and the transfer of majority ownership of the BioSpace business to BioSpace management on January 31, 2018 of $0.5 million. See also Note 4 of the Notes to Consolidated Financial Statements.

Other operating income for the year ended December 31, 2017 included $6.7 million of gain on sale from the sale of the Health eCareers business (see Note 4) and proceeds from restitution award of $3.3 million in the OilPro related legal matter.
Operating Income

	Year Ended December 31,
	2018	2017
	(in thousands, except percentages)
Revenue	$161,570	$207,950
Operating Income	$11,692	$22,865
Percentage of revenues	7.2%	11.0%

Operating income for the year ended December 31, 2018 was $11.7 million, a margin of 7.2%, compared to $22.9 million for the same period in 2017, a margin of 11.0%, and a year over year decrease of $11.2 million, or 48.9%. Contributing to the higher margin in 2017 was the $6.7 million gain on the sale of Health eCareers and the $3.3 million restitution award related to an OilPro legal matter. These increases were partially offset by a $2.2 million asset impairment in 2017 and the increase in disposition related and other costs of $2.9 million.

Interest Expense

	Year Ended December 31,		Decrease	Percent Change
	2018	2017
	(in thousands, except percentages)
Interest expense	$2,054	$3,445	$(1,391)	(40.4)%
Percentage of revenues	1.3%	1.7%

Interest expense for the year ended December 31, 2018 decreased $1.4 million or 40.4%.from the same period in 2017 primarily due to lower weighted-average debt outstanding during the year ended December 31, 2018.
Income Taxes

	Year Ended December 31,
	2018	2017
	(in thousands, except percentages)
Income before income taxes	$9,602	$19,397
Income tax expense	2,428	3,419
Effective tax rate	25.3%	17.6%

A reconciliation between tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2018	2017
Federal statutory rate	$2,016	$6,789
Loss on sale of businesses	(6,111)	(1,571)
Stock-based compensation	2,112	1,414
State taxes, net of federal effect	(38)	35
Difference between foreign and U.S. rates	(102)	(1,054)
Change in accrual for unrecognized tax benefits	(1,179)	1,003
U.S. tax on global intangible low-taxed income, net of credits	229	—
Executive compensation	126	—
Currency translation gains	219	—
Gross tax on foreign dividend	—	275
Foreign tax credits	—	(275)
U.S. transition tax on foreign earnings	368	2,962
Federal rate change impact on deferred tax liabilities	—	(3,281)
Research and development tax credits	(481)	(1,764)
Change in valuation allowances	5,117	(780)
Other	152	(334)
Income tax expense	$2,428	$3,419

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

Earnings per Share

	Year Ended December 31,
	2018	2017
	(in thousands, except per share amounts)
Net income	$7,174	$15,978
Weighted-average shares outstanding-diluted	49,605	48,230
Diluted earnings per share	0.14	0.33

Diluted earnings per share was $0.14 and $0.33 for the years ended December 31, 2018 and 2017, respectively, a decrease of $0.19. The decrease was primarily due to 2017 including a $6.6 million gain on the sale of Health eCareers and $3.3 million in restitution awards, partially offset by a $2.9 million increase in disposition related and other costs in 2018.

Liquidity and Capital Resources
Non-GAAP Financial Measures
We have provided certain non-GAAP financial information as additional measures for our operating results. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP and may be different from similarly titled non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA margin, provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP metrics used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock based compensation, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the credit agreement, deferred revenues written off in connection with acquisition purchase accounting adjustments, writeoff of non-cash stock based compensation expense, severance and retention costs related to dispositions and reorganizations of the Company, and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, interest income, business interruption insurance proceeds, and any income or gain resulting from certain dispositions outside the ordinary course of business, including prior positive operating results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.
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
Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Adjusted Revenues. Adjusted Revenues, Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenue, net income, operating income, cash provided by operating activities, or any other performance measures derived in accordance with GAAP as a measure of our profitability or liquidity.
A reconciliation of Adjusted Revenues for the years ended December 31, 2019, 2018 and 2017 follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues	$149,370	$161,570	$207,950
Health eCareers(1)	—	—	(24,354)
Hcareers(2)	—	(5,329)	(14,368)
Rigzone(3)	—	(3,771)	(7,171)
BioSpace(4)	—	(212)	(3,592)
Adjusted Revenues	$149,370	$152,258	$158,465

(1) The Company sold Health eCareers on December 4, 2017.
(2) The Company sold Hcareers on May 22, 2018.
(3) The Company sold the Riglogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of remaining Rigzone business to Rigzone management on August 31, 2018.
(4) The Company transferred majority ownership to BioSpace management on January 31, 2018.

A reconciliation of Adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017 follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$12,551	$7,174	$15,978
Interest expense	703	2,054	3,445
Income tax expense	3,773	2,428	3,419
Depreciation	9,743	9,280	9,752
Amortization of intangible assets	—	482	2,138
Non-cash stock based compensation	5,704	6,606	8,608
Impairment of fixed and intangible assets	—	—	2,226
(Gain) loss on sale of businesses, net	537	(3,369)	(6,699)
Costs related to strategic alternatives process	—	—	807
Disposition related and other costs	1,700	7,619	4,746
Proceeds from restitution award	—	—	(3,293)
Legal contingencies and related fees	149	1,965	739
Divested businesses	—	(2,243)	(4,916)
Other	(1)	36	23
Adjusted EBITDA	$34,859	$32,032	$36,973

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$22,923	$14,918	$34,409
Interest expense	703	2,054	3,445
Amortization of deferred financing costs	(147)	(342)	(690)
Income tax expense	3,773	2,428	3,419
Deferred income taxes	(2,493)	(2,699)	(212)
Change in accrual for unrecognized tax benefits	(107)	1,179	(346)
Change in accounts receivable	(1,694)	(11,947)	(1,976)
Change in deferred revenue	4,583	18,866	(712)
Costs related to strategic alternatives process	—	—	807
Disposition related and other costs	1,700	7,619	4,746
Proceeds from restitution award	—	—	(3,293)
Legal contingencies and related fees	149	1,965	739
Divested businesses	—	(2,243)	(4,916)
Changes in working capital and other	5,469	234	1,553
Adjusted EBITDA	$34,859	$32,032	$36,973

A reconciliation of Adjusted EBITDA Margin for the years ended December 31, 2019, 2018 and 2017 follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Adjusted Revenues	$149,370	$152,258	$158,465
Adjusted EBITDA	$34,859	$32,032	$36,973
Adjusted EBITDA Margin	23%	21%	23%

Cash Flows
We have summarized our cash flows for the years ended December 31, 2019, 2018 and 2017 as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash from operating activities	$22,923	$14,918	$34,409
Cash from (used in) investing activities	(11,505)	7,489	(775)
Cash used in financing activities	(12,423)	(27,174)	(44,781)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At December 31, 2019, we had cash of $5.4 million compared to $6.5 million at December 31, 2018. Cash held by foreign subsidiaries totaled approximately $1.9 million and $2.2 million at December 31, 2019 and 2018, respectively. Cash and cash equivalent balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash on hand, as well as the cash flow that we generate from our operations. In addition, we had $80.0 million in borrowing capacity under our $90.0 million Credit Agreement at December 31, 2019, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing U.S. cash and cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving credit facility may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Comparison of Years Ended December 31, 2019 and 2018
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation and the effect of changes in working capital. Net cash flows from operating activities were $22.9 million and $14.9 million for the years ended December 31, 2019 and 2018, respectively, an increase of $8.0 million. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the year ended December 31, 2019 increased due to increased income before changes in working capital and a change in billing terms implemented in the first half of 2018 to bring them in line with market standards, which reduced operating cash flows during the 2018 period. The impact of this change was most significant in the first half of 2018 and then diminished throughout the remainder of the year and has substantially stabilized in 2019.
Investing Activities
During the year ended December 31, 2019, cash used in investing activities was $11.5 million compared to $7.5 million of cash provided by investing activities during the year ended December 31, 2018. Cash used by investing activities during the year ended December 31, 2019 was attributable to the acquisition of fixed assets, including costs of internally developed software, of $14.2 million, partially offset by escrow cash received from the sale of the non-tech businesses of $2.7 million. Cash provided by investing activities during the year ended December 31, 2018 was attributable to net cash received from the sale of businesses of $17.5 million, partially offset by the acquisition of fixed assets, including costs of internally developed software, of $10.1 million.
Financing Activities
Cash used in financing activities during the year ended December 31, 2019 was $12.4 million primarily due to $8.0 million of net repayments on long-term debt and $2.5 million of repurchases of common stock. Cash used during the year ended December 31, 2018 was $27.2 million primarily due to $24.0 million of net repayments on long-term debt and $2.0 million of repurchase of common stock.

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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2019, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements.

The obligations under the Credit Agreement are guaranteed by two of the Company's U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company's foreign subsidiaries.

Other Capital Requirements

We anticipate capital expenditures in 2020 to be approximately $16 million to $18 million. The increase over prior periods is due to the additional investments in in the development of new products and features. We intend to use operating cash flows to fund capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of December 31, 2019:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$10,000	$—	$—	$10,000	$—
Operating lease obligations	22,884	4,392	7,616	6,425	4,451
Total contractual obligations	$32,884	$4,392	$7,616	$16,425	$4,451
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of December 31, 2019, we had $10.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 10 “Indebtedness” in our consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 3.56% (the rate in effect on December 31, 2019) on our current borrowings, interest payments are expected to be $0.4 million per year in 2020-2022 and $0.3 million in 2023.
As of December 31, 2019, we recorded approximately $1.8 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2019 are $1.8 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.4 million of its unrecognized tax benefits may be recognized in the next twelve months.

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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone (sold RigLogix portion of the Rigzone business on February 20, 2018 and DHI transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), Dice Europe (ceased operations on August 31, 2018) and Hcareers (sold May 22, 2018) also conducted business outside the United States. For the years ended December 31, 2019 and 2018, approximately 20% and 25%, respectively, of our revenues were earned outside the United States and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling and between local currencies and the United States dollar and the subsequent translation of the British Pound Sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income (Loss), and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses during 2019 would have been a decrease of approximately $0.1 million each.
In connection with Brexit, the global markets and currencies have been adversely impacted, including a decline in the value of the British Pound Sterling as compared to the United States dollar. Volatility in exchange rates could continue as the U.K. negotiates its exit from the E.U. We currently do not hedge our British Pound Sterling exposure and therefore are susceptible to currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. In addition, trade talks or pacts between the United States and other nations could adversely affect our operations and financial results.
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2019 and 2018, our translation adjustment decreased stockholders’ equity by $29.2 million and $31.2 million, respectively. The change from December 31, 2018 to December 31, 2019 is primarily attributable to the position of the United States dollar against the British Pound Sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of December 31, 2019, we had outstanding borrowings of $10.0 million under our Credit Agreement. If interest rates were to rise by 1.0%, annual interest expense on our current borrowings would increase by approximately $0.1 million.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DHI Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principles

As discussed in Notes 3 and 6 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases, under the modified retrospective method, and contract acquisition costs in 2018 due to adoption of ASU No. 2014-09, Revenue from Contracts with Customers, under the modified retrospective method.

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
February 6, 2020

We have served as the Company's auditor since 2005.

DHI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018
(in thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$5,381	$6,472
Accounts receivable, net of allowance for doubtful accounts of $708 and $647	21,158	22,850
Income taxes receivable	2,353	2,203
Prepaid and other current assets	4,180	7,330
Total current assets	33,072	38,855
Fixed assets, net	20,352	15,890
Acquired intangible assets	39,000	39,000
Capitalized contract costs	7,515	7,939
Goodwill	156,059	153,974
Deferred income taxes	7	136
Operating lease right-of-use asset	19,712	—
Other assets	2,604	2,591
Total assets	$278,321	$258,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,908	$25,030
Operating lease liabilities	3,643	—
Deferred revenue	50,568	54,723
Income taxes payable	984	1,168
Total current liabilities	74,103	80,921
Long-term debt, net	9,435	17,288
Deferred income taxes	12,823	10,444
Deferred revenue	1,058	1,363
Accrual for unrecognized tax benefits	1,787	1,680
Operating lease liabilities	16,664	—
Other long-term liabilities	1,256	1,334
Total liabilities	117,126	113,030
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 69,509 and 87,522 shares, respectively; outstanding: 53,918 and 53,396 shares, respectively	696	876
Additional paid-in capital	227,227	383,123
Accumulated other comprehensive loss	(29,248)	(31,236)
Accumulated earnings	83,986	71,435
Treasury stock, 15,591 and 34,126 shares, respectively	(121,466)	(278,843)
Total stockholders’ equity	161,195	145,355
Total liabilities and stockholders’ equity	$278,321	$258,385
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2019, 2018 and 2017
(in thousands, except per share amounts)

	For the year ended December 31,
	2019	2018	2017
Revenues	$149,370	$161,570	$207,950
Operating expenses:
Cost of revenues	16,237	18,344	29,974
Product development	17,216	20,212	24,984
Sales and marketing	55,909	59,721	80,508
General and administrative	31,003	37,589	40,749
Depreciation	9,743	9,280	9,752
Amortization of intangible assets	—	482	2,138
Impairment of fixed assets	—	—	2,226
Disposition related and other costs (Note 14)	1,700	7,619	4,746
Total operating expenses	131,808	153,247	195,077
Other operating income (loss):
Gain (loss) on sale of businesses (Note 4)	(537)	3,369	6,699
Proceeds from restitution award	—	—	3,293
Total other operating income (loss)	(537)	3,369	9,992
Operating income	17,025	11,692	22,865
Interest expense and other	(701)	(2,054)	(3,445)
Other expense	—	(36)	(23)
Income before income taxes	16,324	9,602	19,397
Income tax expense	3,773	2,428	3,419
Net income	$12,551	$7,174	$15,978

Basic earnings per share	$0.26	$0.15	$0.33
Diluted earnings per share	$0.24	$0.14	$0.33

Weighted-average basic shares outstanding	48,739	48,520	47,908
Weighted-average diluted shares outstanding	51,633	49,605	48,230
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2019, 2018, and 2017
(in thousands)

	For the year ended December 31,
	2019	2018	2017
Net income	$12,551	$7,174	$15,978

Foreign currency translation adjustment	1,988	(3,906)	4,946
Total other comprehensive income (loss)	1,988	(3,906)	4,946
Comprehensive income	$14,539	$3,268	$20,924
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2019, 2018, and 2017 (in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2017	—	$—	81,989	$820	$366,247	$(274,986)	$44,078	$(32,276)	$103,883
Net income							15,978		15,978
Other comprehensive income								4,946	4,946
Stock based compensation					8,608				8,608
Restricted stock issued			1,725	17					17
Restricted stock forfeited or withheld to satisfy tax obligations			(655)	(7)		(1,187)			(1,194)
Exercise of common stock options			66	1	402				403
Cumulative-effect of new accounting principle (see Note 2)					280		(280)		—
Balance at December 31, 2017	—	—	83,125	831	375,537	(276,173)	59,776	(27,330)	132,641
Net income							7,174		7,174
Other comprehensive income								(3,906)	(3,906)
Stock based compensation					6,606				6,606
Restricted stock issued			4,087	41					41
Restricted stock forfeited or withheld to satisfy tax obligations			(440)	(4)		(693)			(697)
Performance-based restricted stock units eligible to vest			750	8					8
Cumulative-effect of new accounting principle (see Note 2)							4,485		4,485
Unclaimed shareholder liability (see Note 12)					980				980
Purchase of treasury stock under stock repurchase plan						(1,977)			(1,977)
Balance at December 31, 2018	—	—	87,522	876	383,123	(278,843)	71,435	(31,236)	145,355
Net income							12,551		12,551
Other comprehensive income								1,988	1,988
Stock based compensation					5,704				5,704
Restricted stock issued			2,258	23					23
Restricted stock forfeited or withheld to satisfy tax obligations			(560)	(5)		(1,904)			(1,909)
Performance-based restricted stock units eligible to vest			449	4					4
Performance-based restricted stock units forfeited			(160)	(2)					(2)
Retirement of treasury stock (see Note 12)			(20,000)	(200)	(161,600)	$161,800			—
Purchase of treasury stock under stock repurchase plan						(2,519)			(2,519)
Balance at December 31, 2019	—	$—	69,509	$696	$227,227	$(121,466)	$83,986	$(29,248)	$161,195

See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019, 2018 and 2017
(in thousands)

	For the year ended December 31,
	2019	2018	2017
Cash flows from (used in) operating activities:
Net income	$12,551	$7,174	$15,978
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	9,743	9,280	9,752
Amortization of intangible assets	—	482	2,138
Deferred income taxes	2,493	2,699	212
Amortization of deferred financing costs	147	342	690
Stock based compensation	5,704	6,606	8,608
Impairment of fixed assets	—	—	2,226
Change in accrual for unrecognized tax benefits	107	(1,179)	346
(Gain) loss on sale of businesses	537	(3,369)	(6,699)
Changes in operating assets and liabilities:
Accounts receivable	1,694	11,947	1,976
Prepaid expenses and other assets	(904)	1,759	(1,120)
Capitalized contract costs	453	(3,236)	—
Accounts payable and accrued expenses	(5,621)	1,743	1,659
Income taxes receivable/payable	(338)	(972)	(2,111)
Deferred revenue	(4,583)	(18,866)	712
Other, net	940	508	42
Net cash flows from operating activities	22,923	14,918	34,409
Cash flows from (used in) investing activities:
Cash received from sale of business, net	2,683	17,542	12,947
Purchases of fixed assets	(14,188)	(10,053)	(13,222)
Purchases of cost method investments	—	—	(500)
Net cash flows from (used in) investing activities	(11,505)	7,489	(775)
Cash flows from (used in) financing activities:
Payments on long-term debt	(28,000)	(31,000)	(44,000)
Proceeds from long-term debt	20,000	7,000	—
Payments under stock repurchase plan	(2,519)	(1,977)	—
Proceeds from stock option exercises	—	—	403
Purchase of treasury stock related to vested restricted stock	(1,904)	(693)	(1,184)
Financing costs paid	—	(504)	—
Net cash flows used in financing activities	(12,423)	(27,174)	(44,781)
Effect of exchange rate changes	(86)	(829)	228
Net change in cash and cash equivalents for the period	(1,091)	(5,596)	(10,919)
Cash and cash equivalents, beginning of period	6,472	12,068	22,987
Cash and cash equivalents, end of period	$5,381	$6,472	$12,068
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

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and access to a searchable database of candidates on Dice, ClearanceJobs, eFinancialCareers and Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and DHI transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). Certain of the Company’s arrangements include multiple performance obligations, which primarily consists of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple performance obligations in accordance with Topic 606. Specifically, the Company considers a performance obligation as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

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

Concentration of Credit Risk—Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. The Company believes it is not exposed to any significant credit risk.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2019, 2018 and 2017.
Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Statements of Cash Flows—All bank deposits are considered cash and cash equivalents.
The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2019	2018	2017
Supplemental cash flow information:
Interest paid	$639	$1,807	$3,254
Taxes paid	1,506	2,634	4,697
Non-cash investing and financing activities:
Capital expenditures on fixed assets included in accounts payable and accrued expenses	140	223	63
Investments— During 2017, pursuant to the achievement of certain performance milestones, the Company purchased additional preferred stock representing a 2.3% interest in the fully diluted shares of a leading tech skills assessment company for $0.5 million, bringing its total interest to 10.0%. During the year ended December 31, 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. As of December 31, 2019, it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The Company has elected the measurement alternative in accordance with FASB ASC 321, Investments - Equity Securities, and is carrying the investment at its original cost of $2.0 million. The investment is included in other assets on the consolidated balance sheets.
On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management with zero proceeds received from the transfer. The Company retained a 20% preferred share interest in the BioSpace business. The fair value of the investment was estimated to be zero at the time of the transfer. As of December 31, 2019, it was not practicable to estimate the fair value of the preferred stock investment as the shares are not traded. The investment is recorded at cost, which is zero. Upon a liquidation, sale or change in control of BioSpace within five years of January 31, 2018, the Company has the right to the first $1.0 million of proceeds or the option to convert its 20% preferred stock interest to a 20% common stock interest. On January 31, 2023, the 20% preferred share interest will convert to a 20% common share interest.
Rigzone is a website dedicated to delivering online content, data , and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales, professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company agreed to provide $0.4 million of funding to the Rigzone business, which was recorded in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2018. The Company has no further funding requirements to the Rigzone business. The Company has evaluated the 40% common share investment in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment continues to be recorded at cost, which was zero at December 31, 2019.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Capitalized Contract Costs—The Company capitalizes certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. For costs incurred to obtain new business sales contracts, the Company capitalizes and expenses these costs over an average customer life, which was approximately two years as of December 31, 2019. For the remaining sales contracts, the Company capitalizes and expenses these costs over a weighted average contract term, which was approximately one year as of December 31, 2019. See Note 3 for additional contract acquisition cost disclosures.
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
Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2019, 2018 and 2017 was $20.1 million, $26.7 million and $35.3 million, respectively.
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
Stock-Based Compensation—The Company has a plan to grant equity awards to certain employees and directors of the Company and its subsidiaries. See Note 15.
Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The Company’s long-term debt consists of borrowings under its credit facility. See Note 5 for fair value disclosures.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share—The Company follows the Earnings Per Share topic of the FASB ASC in computing earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding. When the effects are dilutive, diluted earnings per share is calculated using the weighted average number of shares outstanding, and the dilutive effect of stock-based compensation awards as determined under the treasury stock method. Certain stock awards were excluded from the computation of diluted (loss) earnings per share due to their anti-dilutive effect. See Note 19.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard has requirements on how to account for leases by both the lessee and the lessor and adds clarification for what constitutes a lease, among other items. The updated standard becomes effective for fiscal years beginning after December 15, 2018 and interim periods the following year, with early adoption permitted. The new standard must be applied using a modified retrospective transition. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. DHI has implemented the new standard effective January 1, 2019 and has elected to recognize a cumulative effect adjustment to the beginning balance of retained earnings in the period of adoption. Adoption of this standard has resulted in a right-of-use asset of $17.2 million, net of accrued rent and lease exit costs, and related operating lease liability of $18.0 million being established on the Company's balance sheet on January 1, 2019, with no cumulative-effect adjustment to retained earnings. Right-of-Use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make payments arising from the lease. The Company has implemented processes and tools to assist in the ongoing lease data collection and analysis, and has updated accounting policies and internal controls as a result of adopting this standard.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the expected impact of this standard on its consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12 Simplifying the Accounting for Income Taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the expected impact of this standard on its consolidated financial statements.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Tech-focused	Other	Total	Tech-focused	Other	Total
Dice (1)	$92,527	—	$92,527	$94,438	$—	$94,438
ClearanceJobs	24,745	—	24,745	21,086	—	21,086
eFinancial Careers	32,098	—	32,098	33,758	—	33,758
Dice Europe (2)	—	—	—	2,976	—	2,976
Rigzone (3)	—	—	—	—	3,771	3,771
Hcareers (3)	—	—	—	—	5,329	5,329
BioSpace (3)	—	—	—	—	212	212
Total	$149,370	$—	$149,370	$152,258	$9,312	$161,570

(1) Includes Dice U.S. and Career Events (formerly known as Targeted Job Fairs).
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

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of December 31, 2019	As of December 31, 2018	As of January 1, 2018
Receivables	$21,158	$22,850	$38,769
Short-term contract liabilities (deferred revenue)	50,568	54,723	83,646
Long-term contract liabilities (deferred revenue)	1,058	1,363	—

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

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$54,825	$75,967

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction price allocated to the remaining performance obligations

Under the guidance of Topic 606, the following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	2020	2021	2022	Total
Tech-focused	$50,568	$1,050	$8	$51,626

Contract acquisition costs

In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As allowed for by the practical expedient, the Company is using a portfolio approach for contract acquisition costs, which allows the new revenue guidance to be applied to a portfolio of contracts with similar characteristics. As a result, the Company has applied the portfolio approach to new business contracts and recurring or remaining business contracts. The Company reasonably expects that the effects of applying the portfolio approach would not differ materially from applying Topic 606 at the individual contract level. As of January 1, 2018, the date we adopted Topic 606, we capitalized $6.1 million in contract acquisition costs related to contracts that were not completed. The cumulative effect for contract acquisition costs was computed based on contracts in force as of December 31, 2017 using the average commission rates on both new business sales contracts, to be amortized over approximately two years, and the remaining sales contracts to be amortized over approximately one year. For costs incurred to obtain new business sales contracts, we will record these costs over an average customer life, which was determined using customer renewal rates; for the remaining sales contracts, we will record these costs over the weighted average contract term. The Company recorded $11.8 million and $10.1 million of expense related to the amortization of contract acquisition costs during the years ended December 31, 2019 and 2018, respectively, and there was no impairment loss incurred. During the year ended December 31, 2018, $1.2 million of contract acquisition costs were removed due to the sale of BioSpace and the RigLogix portion of the Rigzone business in the first quarter of 2018, the sale of Hcareers in the second quarter of 2018, and the transfer of majority ownership of the remaining Rigzone business to Rigzone management in the third quarter of 2018.

In accordance with Topic 606, the impact of adoption to our consolidated statements of operations was as follows:

	Year Ended December 31, 2018
(in thousand, except per share amounts)	As Reported	Balance Without Adoption of Topic 606	Effect of Change-Higher (Lower)

Revenues	$161,570	$161,457	$113
Operating expenses	$153,247	$156,129	$(2,882)
Gain on sale of businesses	$3,369	$4,568	$(1,199)
Operating income	$11,692	$9,896	$1,796
Net income	$7,174	$5,827	$1,347

Basic earnings per share	$0.15	$0.12	$0.03
Diluted earnings per share	$0.14	$0.12	$0.02

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Topic 606, the impact of adoption to our consolidated balance sheet was as follows:

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

In accordance with Topic 606, the impact of adoption to our consolidated statement of cash flows was as follows:

	Year Ended December 31, 2018
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. The fair value of the long-term debt was estimated using present value techniques and market based interest rates and credit spreads. The estimated fair value of long-term debt is based on Level 2 inputs.

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

As required under FASB ASC 360, Impairment or Disposal of Long-Lived Assets, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. During 2017, the Company performed an in-depth review of the getTalent product and the market outlook due to slow sales of the product and the high cost of development. Based on the review, the Company determined the required investments to competitively position the product were too high. As a result, the product offering was canceled. The long-lived assets of getTalent were tested for recoverability. This process resulted in an impairment of capitalized website development costs of $9.3 million, which was recorded in the third quarter of 2017 and reduced the net book value of assets related to getTalent to zero. GetTalent (discontinued in the third quarter of 2017) is included in Other as defined in Note 18.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LEASES

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

Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recorded operating ROU assets of $17.2 million and operating lease liabilities of $18.0 million as of January 1, 2019. Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. When readily available, the Company uses the implicit rate in determining the present value of the lease payments. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement of the lease, including the lease term. Because the implicit rate in each lease is not available, the Company used its incremental borrowing rate to determine the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term.

The component of lease cost were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost*	$4,265
Sublease income	(1,322)
Total lease cost	$2,943

*Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,632

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,434

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to lease was as follows (in thousands, except lease term and discount):

Year Ended December 31, 2019
Operating lease right-of-use assets	$19,712

Operating lease liabilities - current	3,643
Operating lease liabilities - non-current	16,664
Total operating lease liabilities	$20,307

Weighted average remaining lease term (in years)
Operating leases	5.9 years

Weighted average discount rate
Operating leases	4.0%

As of December 31, 2019, future operating lease payments were as follows: (in thousands):

Operating Leases

2020	$4,392
2021	3,935
2022	3,681
2023	3,453
2024	2,972
2025 and Thereafter	4,451

Total lease payments	22,884
Less imputed interest	(2,577)
Total	$20,307

As of December 31, 2019, the Company has no additional operating or finance leases that have not yet commenced.

Future minimum lease commitments as of December 31, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows (in thousands):

Operating Leases
2019	$4,244
2020	3,710
2021	3,097
2022	2,540
2023	2,300
2024 and thereafter	4,524
Total minimum payments	$20,415

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    FIXED ASSETS, NET
Fixed assets, net consist of the following as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Computer equipment and software	$6,869	$8,954
Furniture and fixtures	2,934	2,809
Leasehold improvements	3,593	2,890
Capitalized development costs	35,925	26,919
	49,321	41,572
Less: Accumulated depreciation and amortization	(28,969)	(25,682)
Fixed assets, net	$20,352	$15,890

8.    ACQUIRED INTANGIBLE ASSETS, NET
As a result of the sale of Hcareers (sold May 22, 2018), the Company disposed of all its remaining unamortized acquired intangible assets. Acquired intangible assets disposed of in conjunction with the sale had costs of $12.9 million and accumulated amortization of $6.7 million. Therefore, as of December 31, 2019 and 2018, the net value of all finite-lived acquired intangible assets was zero.

As of December 31, 2019 and 2018, the Company had an indefinite-lived acquired intangible asset of $39.0 million related to the Dice trademark and brand name. The Company evaluates the indefinite-lived acquired intangible asset for impairment on an annual basis. No impairment has been recorded during the twelve months ending December 31, 2019 and 2018.

Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice.com trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2019 and 2018 resulted in the fair value of the Dice trademarks and brand name exceeding the carrying value by 26% and 2%, respectively. The increase in the fair value over the carrying value is driven by the industry growth expectations described below and the Company's investments in its product and its sales team, combined with a lower discount rate as a result of a decline in the risk-free rate.

Revenue attributable to the Dice trademarks and brand name have declined during the year ended December 31, 2019 due to competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Revenues related to the Dice trademarks and brand name declined 2% and 7% for the years ended December 31, 2019 and 2018, respectively, and declined 3% and 4% for the three months ended December 31, 2019 and 2018, respectively, representing a decrease in the rate of decline for each period. Revenue projections for the year ending December 31, 2020 include a modest increase compared to the year ended December 31, 2019 and then increasing to rates approaching industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the factors noted above that have contributed to the decline in recent periods. Cash flows attributable to the Dice trademarks and brand name declined during 2019 as a result of the lower revenue, as well as increased spending focused on new and enhanced products. Operating expenses, excluding amortization expense and disposition related and other costs, are projected to increase for the year ending December 31, 2020 as compared to the year ended December 31, 2019, including a small operating margin reduction, as the company continues to invest in new and enhanced products, and then increase at levels that allow for modest operating margin improvements. If future cash flows attributable to the Dice trademark are not achieved, the Company could realize an impairment in a future period. The Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 6.0% based on comparable industry studies and improving operating margins and a discount rate of 14.2%.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    GOODWILL

The following table shows the carrying amount of goodwill by segment as of December 31, 2019 and 2018 and the changes in goodwill for the years then ended (in thousands):

	Tech-focused	Other	Total
Goodwill at January 1, 2018	$157,477	$13,314	$170,791
Foreign currency translation adjustment	(3,503)	—	(3,503)
Sale of business	—	(13,314)	(13,314)
Goodwill at December 31, 2018	$153,974	$—	$153,974
Foreign currency translation adjustment	2,085	—	2,085
Goodwill at December 31, 2019	$156,059	$—	$156,059
The annual impairment tests for the Tech-focused reporting unit, which were performed as of October 1, 2019 and 2018, resulted in the fair value of the reporting unit exceeding the carrying value by 37% and 40%, respectively. Results for the Tech-focused reporting unit for the fourth quarter of 2019 and estimated future results as of December 31, 2019 are consistent with or have exceeded the October 1, 2019 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of December 31, 2019. Therefore, no interim impairment testing was performed as of December 31, 2019.
The amount of goodwill as of December 31, 2019 allocated to the Tech-focused reporting unit was $156.1 million. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results.  The discount rate applied for the Tech-focused reporting unit was 13.2%. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

10.    INDEBTEDNESS

Credit Agreement—In November 2018, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in November 2023, and replaces the previously existing credit agreement dated November 2015. The Credit Agreement provides for a revolving loan facility of $90 million, with an expansion option up to $140 million, as permitted in the Credit Agreement. The Company borrowed $18 million to repay, in full, all outstanding indebtedness, including accrued interest, under the previous credit agreement and to pay certain costs associated with the Credit Agreement. Unamortized debt issuance costs of $0.2 million were recorded to interest expense at the time of reduction.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2019, the Company was in compliance with all of the financial covenants under the Credit Agreement.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The obligations under the Credit Agreement are guaranteed by two of the Company’s wholly-owned subsidiaries, and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

The amounts borrowed as of December 31, 2019 and 2018 are as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Amounts borrowed:
Revolving credit facility	$10,000	$18,000
Less: deferred financing costs, net of accumulated amortization of $172 and $25	(565)	(712)
Total borrowed	$9,435	$17,288

Available to be borrowed under revolving facility	$80,000	$72,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	1.75%
Actual interest rates	3.56%	4.25%
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

During the first quarter of 2018, the Company recorded a $1.0 million liability related to a class action lawsuit regarding the applicability of provisions of the Fair Credit Reporting Act (the "FCRA") to one of our products. The lawsuit was brought by Ian Douglas, individually, as a representative of the class and on behalf of the general public, against DHI Group, Inc. and Dice Inc. asserting six claims under the FCRA that the Company's Open Web profiles are "consumer reports" and Dice is a "consumer reporting agency" under the FCRA, including claims pursuant to the private right of action in 15 U.S.C. Section 1681n for alleged willful violations of the FCRA. The action was originally filed in a federal district court on July 26, 2017, but as part of the settlement process, the action was re-filed in the Superior Court of Santa Clara County, California (Case No. 18CV331732). The recorded liability reflected a settlement, which became final and was paid in the third quarter of 2019, that resolved all remaining claims subject to the lawsuit. A compliance hearing is currently scheduled for April 3, 2020.

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
12.    EQUITY TRANSACTIONS
Stock Repurchase Plans— The Company's Board of Directors ("Board") approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. There were no stock repurchase plan in place during the year ended December 31, 2017. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors:

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	May 2018 to May 2019	May 2019 to May 2020
Approval Date	May 2018	April 2019
Authorized Repurchase Amount of Common Stock	$7 million	$7 million
As of December 31, 2019 the value of shares that may yet to be purchased under the current plan was $5.0 million.
During the years ended December 31, 2019, 2018 and 2017 purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

	Year Ended December 31,
	2019	2018	2017
Shares repurchased[1]	848,760	1,086,420	—
Average purchase price per share[2]	$2.97	$1.82	$—
Dollar value of shares repurchased (in thousands)	$2,519	$1,977	$—
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.
There were 4,310 and 26,337 unsettled share repurchases, which are included above in the number of shares purchased as of December 31, 2019 and 2018, respectively. There were no unsettled share repurchases as of December 31, 2017.
The Company's Board approved the retirement of 20 million shares of treasury stock during the first quarter of 2019 and, as a result, the Company reduced additional paid in capital by$161.6 million and Common Stock by $0.2 million during the quarter. The value of treasury stock retired was computed based on the average repurchase price of all treasury shares as of March 31, 2019, which was $8.09 per share.

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
Dividends—No dividends were declared during the years ended December 31 2019, 2018 or 2017. Our Credit Agreement limits our ability to declare and pay dividends. Refer to Note 10 “Indebtedness.”

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. The Company had no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2019, 2018, and 2017. The foreign currency translation adjustments impact comprehensive income. Accumulated other comprehensive income (loss), net consists of the following components, net of tax (in thousands):

	Year Ended December 31,
	2019	2018	2017
Foreign currency translation:
Balance at beginning of year	$(31,236)	$(27,330)	$(32,276)
Translation adjustments	1,988	(3,906)	4,946
Balance at end of year	$(29,248)	$(31,236)	$(27,330)

14.    DISPOSITION RELATED AND OTHER COSTS
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

The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

	Accrual at December 31, 2018	Expense	Cash Payments	Accrual at December 31, 2019
Severance and retention	$1,089	$1,258	$(2,202)	$145
Professional fees and other costs	1,271	442	(1,713)	—
Lease exit and related asset impairment costs	947	—	(582)	365
Total disposition related and other costs	$3,307	$1,700	$(4,497)	$510

	Accrual at December 31, 2017	Expense	Cash Payments	Non-cash Impairment	Accrual at December 31, 2018
Severance and retention	$1,237	$3,191	$(3,339)	—	$1,089
Professional fees and other costs	825	2,914	(2,468)	—	1,271
Lease exit and related asset impairment costs	—	1,514	(399)	(168)	947
Total disposition related and other costs	$2,062	$7,619	$(6,206)	$(168)	$3,307

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Accrual at December 31, 2016	Expense	Cash Payments	Accrual at December 31, 2017
Severance and retention	$—	$3,112	$(1,875)	$1,237
Professional fees and other costs	—	1,634	(809)	825
Total disposition related and other costs	$—	$4,746	$(2,684)	$2,062

15.    STOCK BASED COMPENSATION
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

The Company recorded stock based compensation expense of $5.7 million and $6.6 million in the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, there was $9.1 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

A summary of the status of restricted stock awards as of December 31, 2019, 2018, and 2017 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	4,518,932	$2.32	2,393,257	$5.48	2,226,375	$7.87
Granted	2,257,940	$2.72	4,087,342	$1.68	1,724,500	$4.05
Forfeited	(560,375)	$2.75	(439,750)	$4.20	(655,000)	$6.54
Vested	(2,221,710)	$2.36	(1,521,917)	$5.03	(902,618)	$7.89
Non-vested at end of period	3,994,787	$2.46	4,518,932	$2.32	2,393,257	$5.48

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. Under the first agreement, with a grant during the year ended December 31, 2017, the fair value of PSUs were measured using the Monte Carlo pricing model. The expense related to these PSUs are recorded over the vesting period. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed the total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of the initial grant less shares vested in performance periods one and two. As of December 31, 2019, there were 237,500 unvested shares related to this agreement.

Under the second agreement, the fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is based on the achievement of bookings targets during the year ended December 31, 2019, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period. As of December 31, 2019, there were 1,427,150 unvested shares related to the second agreement.

There were no cash flow impact resulting from the grants.

The fair value of PSUs measured using the Monte Carlo pricing model utilized the following assumptions:

Year Ended December 31,
2017
Weighted average fair value of PSUs granted	$5.38
Dividend yield of DHI Group, Inc. stock	—%
Dividend yield of Russell 2000 Index	1.4%
Risk free interest rate	1.5%
Volatility of DHI Group, Inc. stock	41.0%
Volatility of Russell 2000 Index	16.7%
A summary of the status of PSUs as of December 31, 2019, 2018, and 2017 and the changes during the periods then ended, is presented below:

	Year Ended December 31,
	2019		2018		2017
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,255,000	$3.45	760,003	$6.92	580,004	$8.02
Granted	837,150	$2.54	750,000	$1.58	397,500	$5.38
Forfeited	(427,500)	$5.26	(255,003)	$8.27	(217,501)	$7.04
Vested	—	$—	—	$—	—	$—
Non-vested at end of period	1,664,650	$2.53	1,255,000	$3.45	760,003	$6.92

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the years ended December 31, 2019, 2018, and 2017.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options previously granted as of December 31, 2019, 2018, and 2017, and the changes during the periods then ended is presented below:

	Year Ended December 31, 2019
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	327,000	$8.35	$—
Exercised	—	$—	$—
Forfeited	(137,000)	$8.46	—
Options outstanding at December 31	190,000	$8.28	$—
Exercisable at December 31	190,000	$8.28	$—

	Year Ended December 31, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	1,101,875	$9.28	$—
Exercised	—	$—	$—
Forfeited	(774,875)	$9.67	—
Options outstanding at December 31	327,000	$8.35	$—
Exercisable at December 31	327,000	$8.35	$—

	Year Ended December 31, 2017
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	1,779,613	$8.46	$50,869
Exercised	(66,188)	$6.08	$12,821
Forfeited	(611,550)	$7.25	—
Options outstanding at December 31	1,101,875	$9.28	$—
Exercisable at December 31	1,076,155	$9.32	$—
Options expected to vest on December 31	25,720	$7.43
The weighted-average remaining contractual term of options exercisable at December 31, 2019 is 0.8 years years. The following table summarizes information about options outstanding as of December 31, 2019:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 7.00 - $ 7.99	110,000	1.1	110,000
$ 8.00 - $ 8.99	10,000	1.8	10,000
$ 9.00 - $ 9.99	70,000	0.1	70,000
	190,000		190,000

16.    INCOME TAXES
Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforward	$—	$71
Capital loss carryforward	5,044	5,263
Allowance for doubtful accounts	150	145
Provision for accrued expenses and other, net	792	1,621
Stock-based compensation	2,162	2,603
Deferred revenue	211	537
Tax credit carryforward	146	272
	8,505	10,512
Less valuation allowance	5,072	5,305
Deferred tax asset, net of valuation allowance	3,433	5,207
Deferred tax liabilities:
Acquired intangibles	(10,253)	(10,374)
Depreciation of fixed assets	(4,288)	(3,291)
Capitalized contract costs	(1,708)	(1,850)
Deferred tax liability	(16,249)	(15,515)
Net deferred tax liability	$(12,816)	$(10,308)
Recognized in Consolidated Balance Sheets:
Deferred tax asset	7	136
Deferred tax liability	(12,823)	(10,444)
Net deferred tax liability	$(12,816)	$(10,308)
The Company had no deferred tax assets as of December 31, 2019 and $0.1 million as of December 31, 2018 related to net operating loss carryforwards; $5.0 million and $5.3 million, respectively, at December 31, 2019 and 2018 related to capital loss carryforwards; and $0.1 million and $0.3 million, respectively, at December 31, 2019 and 2018 related to tax credit carryforwards. The capital losses expire in 2023 and 2024. The tax credit carryforward period is indefinite. The Company has recorded valuation allowances of $5.1 million and $5.3 million, respectively, at December 31, 2019 and 2018 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.
Tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	2019	2018	2017
Current income tax expense (benefit):
Federal	$524	$(1,299)	$1,984
State	72	(119)	(285)
Foreign	684	1,570	1,504
Current income tax expense	1,280	152	3,203
Deferred income tax expense (benefit):
Federal	1,660	1,387	(207)
State	539	104	329
Foreign	294	785	94
Deferred income tax expense (benefit)	2,493	2,276	216
Income tax expense	$3,773	$2,428	$3,419

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	$3,428	$2,016	$6,789
Gain (loss) on sale of businesses	84	(6,111)	(1,571)
Stock-based compensation	380	2,112	1,414
State taxes, net of federal effect	467	(38)	35
Difference between foreign and U.S. rates	(192)	(102)	(1,054)
Change in accrual for unrecognized tax benefits	107	(1,179)	1,003
U.S. tax on global intangible low-taxed income, net of credits	84	229	—
Executive compensation	147	126	—
Currency translation gains (losses)	(67)	219	—
Gross tax on foreign dividend	—	—	275
Foreign tax credits	—	—	(275)
U.S. transition tax on foreign earnings	140	368	2,962
Federal rate change impact on deferred tax liabilities	—	—	(3,281)
Research and development tax credits	(557)	(481)	(1,764)
Change in valuation allowances	12	5,117	(780)
Other	(260)	152	(334)
Income tax expense	$3,773	$2,428	$3,419
Effective tax rate	23.1%	25.3%	17.6%

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

In the year ended December 31, 2018, the Company completed its measurement-period analysis of the impact of the TCJA on its deferred tax liabilities and its transition tax liability. No change was made to the provisional adjustment of the deferred tax liabilities. For the transition tax, the Company recognized a measurement-period adjustment on the basis of revised foreign earnings computations and additional guidance issued by U.S. federal and state tax authorities. The adjustment increased the transition tax liability to $2.0 million, resulting in tax expense of $0.4 million. In the year ended December 31, 2019, the Company increased its transition tax liability to reflect further guidance issued by tax authorities, resulting in tax expense of $0.1 million.

As of December 31, 2017, the Company indicated that it was evaluating the impact of the TCJA on the Company's existing accounting position with regard to indefinite reinvestment, which was that with the exception of its Canada subsidiary, all unremitted earnings of foreign subsidiaries were indefinitely reinvested outside the U.S. The Company completed this evaluation in the year ended December 31, 2018 and made no change to its indefinite reinvestment position. The Company also sold its Canada subsidiary during 2018. As of December 31, 2019, undistributed earnings of all foreign subsidiaries will continue to be indefinitely reinvested

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outside the U.S., and taxes that would result from distributions have not been provided as determination of the deferred tax liability is not practicable.

The TCJA established new rules designed to tax U.S. companies on global intangible low-taxed income ("GILTI") earned by foreign subsidiaries. Companies could make an accounting policy election either to recognize deferred taxes for temporary basis differences related to GILTI; or to recognize tax expense as current period cost in the period when the tax related to GILTI is incurred. As of December 31, 2017, the Company indicated that it was evaluating its policy election alternatives and the impact of GILTI on tax expense. The Company completed this evaluation in the year ended December 31, 2018 and elected to treat tax expense related to GILTI as a current period cost. The Company recognized tax expense of $0.1 million and $0.2 million, respectively, during the years ended December 31, 2019 and 2018 related to its GILTI liability.

An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2019 and 2018, the Company has recorded a liability of $1.8 million and $1.7 million, respectively, which consists of unrecognized tax benefits of $1.4 million for 2019 and 2018, and estimated accrued interest and penalties of $0.4 million and $0.3 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2019, 2018 and 2017, interest expense (income) and penalties recorded in the Consolidated Statements of Operations were $94,000, $(61,000) and $(41,000), respectively. Following is a reconciliation of the amounts of unrecognized tax benefits, net of tax and excluding interest and penalties, for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Unrecognized tax benefits—beginning of period	$1,422	$2,539	$2,153
Increases in tax positions related to current year	163	330	278
Increases in tax positions related to prior year	41	—	646
Decreases in tax positions related to prior year	—	(9)	—
Settlements with taxing authorities	—	(838)	—
Lapse of statute of limitations	(192)	(600)	(538)
Unrecognized tax benefits—end of period	$1,434	$1,422	$2,539
The foregoing table indicates unrecognized tax benefits, net of tax and excluding interest and penalties. The balance of gross unrecognized benefits was $1.5 million, $1.5 million, and $2.7 million at December 31, 2019, 2018 and 2017, respectively. If the unrecognized tax benefits at December 31, 2019, 2018 and 2017 were recognized in full, tax benefits of $1.8 million, $1.7 million and $2.9 million, respectively, would affect the effective tax rate.
The Company files income tax returns in the U.S. and various foreign jurisdictions. The Company is generally no longer subject to examinations by U.S. federal tax authorities for tax years prior to 2016, or by U.S. state and foreign authorities for tax years prior to 2015. The Company believes it is reasonably possible that as much as $0.4 million of its unrecognized tax benefits may be recognized by the end of 2020 as a result of a lapse of the statute of limitations.

17.    EMPLOYEE SAVINGS PLAN
The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $1.4 million, $1.3 million, and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, to match employee contributions to the Savings Plan.

18.    SEGMENT INFORMATION

The Company previously had two reportable segments which was reduced to one reportable Tech-focused segment when Health eCareers (Healthcare reportable segment) was sold on December 4, 2017. The Company modified its Tech-focused reportable segment in the first quarter of 2019 to reflect the current Tech-focused operating structure. The change comes as a result of the non-tech businesses being divested during 2018, and, as a result, corporate related costs are now reflected as part of the Tech-focused segment. Accordingly, all prior periods have been recast to reflect the current segment presentation.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has one reportable segment, Tech-focused, which includes the Dice, Dice Europe (ceased operations on August 31, 2018), ClearanceJobs, eFinancialCareers services, Brightmatter (absorbed into Tech-focused in the third quarter of 2017 and formerly in Other), and corporate related costs (formerly included in Other). Management has organized its reportable segment based upon its internal management reporting.

Prior to 2019, the Company had other services and activities that individually were not significant in relation to consolidated revenues, operating income or total assets. These include Hcareers (sold May 22, 2018), Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), Biospace (majority ownership transferred to BioSpace management on January 31, 2018), and getTalent (discontinued operations in the third quarter of 2017) services, which are recorded in the "Other" category.

The Company’s foreign operations are comprised of the Dice Europe (ceased operations on August 31, 2018) operations and a portion of the eFinancialCareers and Rigzone services (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), which operate in Europe, the financial centers of the gulf region of the Middle East, and Asia Pacific. The Company’s foreign operations also included Hcareers (sold May 22, 2018), which operated in Canada. During the 2019 period, the Company changed its method of presenting revenue by geographic region and as such, 2019 is based on the location of each of the Company’s subsidiaries. The prior presentation was based on the customer's location. The Company believes this method better reflects the revenue generated from each geographic region. The prior periods have been recast to be consistent with the 2019 presentation.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information (in thousands and recast for the change in reportable segments):

	2019	2018	2017
By Segment:
Revenues:
Tech-focused	$149,370	$152,258	$158,398
Healthcare	—	—	24,354
Other	—	9,312	25,198
Total revenues	$149,370	$161,570	$207,950

Depreciation:
Tech-focused	$9,743	$9,001	$6,972
Healthcare	—	—	1,625
Other	—	279	1,155
Total depreciation	$9,743	9,280	$9,752

Amortization:
Tech-focused	$—	$—	$132
Healthcare	—	—	596
Other	—	482	1,410
Total amortization	$—	$482	$2,138

Operating income (loss):
Tech-focused	$17,025	$7,280	$22,867
Healthcare	—	—	(1,507)
Other	—	4,412	1,505
Operating income	17,025	11,692	22,865
Interest expense and other	(701)	(2,054)	(3,445)
Other expense	—	(36)	(23)
Income (loss) before income taxes	$16,324	$9,602	$19,397

Capital expenditures:
Tech-focused	$14,188	$10,060	$10,481
Healthcare	—	—	1,160
Other	—	221	1,914
Total capital expenditures	$14,188	$10,281	$13,555

	2019	2018	2017
By Geography:
Revenues:
United States	$119,882	$121,097	$154,406
United Kingdom	17,343	22,356	25,529
EMEA, APAC and Canada (1)	12,145	18,117	28,015
Non-United States	29,488	40,473	53,544
Total revenues	$149,370	$161,570	$207,950

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). Revenues from Canada ceased May 22, 2018 upon the sale of the Company's Hcareers business.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company divested all of it's non-tech businesses during 2018, and, as a result, all assets were entirely Tech-focused as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018	December 31, 2017
Total assets:
Tech-focused	$278,321	$258,385	$269,296
Other	—	—	26,422
Total assets	$278,321	$258,385	$295,718

19.    EARNINGS PER SHARE
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

	2019	2018	2017
Income from continuing operations—basic and diluted	$12,551	$7,174	$15,978

Weighted-average shares outstanding—basic	48,739	48,520	47,908
Add shares issuable from stock-based awards	2,894	1,085	322
Weighted-average shares outstanding—diluted	51,633	49,605	48,230

Basic earnings per share	$0.26	$0.15	$0.33
Diluted earnings per share	$0.24	$0.14	$0.33

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 2019 and 2018:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2019
Revenues	$37,120	$37,359	$37,176	$37,715
Total operating expenses	33,528	33,057	31,903	33,320
Other operating loss	—	(537)	—	—	[1]
Operating income	$3,592	$3,765	$5,273	$4,395

Net income	$1,588	$3,061	$4,381	$3,521
Basic earnings per common share	$0.03	$0.06	$0.09	$0.07	[2]
Diluted earnings per common share	$0.03	$0.06	$0.08	$0.07	[2]

2018
Revenues	$43,071	$41,595	$38,917	$37,987
Total operating expenses	40,861	39,686	37,085	35,615
Other operating income (loss)	$4,639	$(839)	$(365)	$(66)	[3]
Operating income (loss)	$6,849	$1,070	$1,467	$2,306

Net income (loss)	$3,503	$(205)	$930	$2,946
Basic earnings (loss) per common share	$0.07	$—	$0.02	$0.06	[2]
Diluted earnings (loss) per common share	$0.07	$—	$0.02	$0.06	[2]

[1]	Escrow and working capital terms and related contingencies were finalized regarding the Hcareers's sale resulting in an additional loss on the sale.

[2]	The sum of the quarter may not equal the full year amount.

[3]
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2019 and has issued a report regarding its assessment included herein.

Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of DHI Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DHI Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 6, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.
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
February 6, 2020

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by Item 10 will be set forth in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders (the "Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2019 and is incorporated herein by reference.
On December 12, 2019, Kevin Bostick became the Company's Chief Financial Officer. Prior to Mr. Bostick joining the Company, Luc Grégoire served as the Company's Chief Financial Officer. Mr. Grégoire will continue to be employed by the Company in an advisory capacity through February 2020.
Executive Officers of the Company
Set forth below is information relating to the Company’s executive officers as of February 6, 2020.

Name	Age	Position
Art Zeile	55	President and Chief Executive Officer
Kevin Bostick	52	Chief Financial Officer
Paul Farnsworth	48	Chief Technology Officer
Christian Dwyer	53	Chief Product Officer
Michelle Marian	54	Chief Marketing Officer
Arie Kanofsky	51	Chief Revenue Officer
Chris Henderson	52	Chief Strategy Officer
Pam Bilash	61	Chief Human Resources Officer
Brian P. Campbell	55	Senior Vice President, Corporate Development, General Counsel and Corporate Secretary
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
Kevin Bostick has been Chief Financial Officer since joining the Company in December 2019. He has overall responsibility for the Company's financial organization, including financial planning, accounting, financial reporting, investor relations, treasury, internal audit and tax matters. Prior to joining DHI, Mr. Bostick was partner and CFO at Level 5 Capital Partners, a private equity firm, since 2018. From 2013 to 2018, Mr. Bostick served as president and CFO of 365 Data Centers, a data center company. He has also served as CFO at Elevation DC, Local Insight Media and New Global Telecom. Earlier in his career he held leadership roles at Level 3 Communications, JP Morgan and KPMG. Mr. Bostick holds an MBA from The Wharton School, University of Pennsylvania and a B.S. in accounting from Penn State University.
Paul Farnsworth is the Chief Technology Officer, joining the Company in February 2019. Prior to joining DHI, Mr. Farnsworth served as Chief Technology Officer at Reed Group, where he was responsible for all aspects of technology delivery and support including: product software delivery, end user environment support, hosting, vendor strategy, client professional services, and enterprise program management. Prior to Reed Group, he was the Senior Vice President of Information at Level 3 Communications, where he led the IT Solutions Delivery Group. He served as Programme Director at BT, with responsibility for customer facing portals and websites in Europe and India. Earlier in his career he held technology leadership roles of increasing responsibility at Qwest Corporation prior to its acquisition by CenturyLink. He has served as the Board Technology Advisor at SafeHarbor Technology Corporation and held board appointments at various startup and growth companies, advising on technology best practices and future roadmaps.
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
Arie Kanofsky is the Chief Revenue Officer, joining the Company in October 2019. Arie is responsible for driving growth and scaling sales opportunities for DHI's brands globally. Prior to joining DHI, Mr. Kanofsky was the VP of Growth and Head of Sales for Smartlinx Solutions. Previously, he was the Chief Sales Officer at Sterling Talent Solutions. Earlier in his career, he was the Director of Sales for JobFox. Mr. Kanofsky was also the co-founder and executive vice president of JobExpo.com (formerly CareerFairsUSA prior to its merger with JobExpo.com). Mr. Kanofsky holds a B.A. in Communication from the University of Tampa.
Chris Henderson is the Chief Strategy Officer, joining the Company in April 2019. Mr. Henderson is responsible for the development and implementation of DHI's strategy in support of the CEO and other executive leaders. Prior to joining the Company, Mr. Henderson served as the CEO of the Universal Service Administrative Company, which delivers the FCC's $10 billion Universal Service effort to deliver high quality broadband to all Americans. Mr. Henderson previously held a number of senior roles in the public sector including Senior Advisor to Interior Secretary Ken Salazar and COO of City for the Denver under Mayor John Hickenlooper. He also spent twelve years at Vestar Capital Partners, a private equity firm, where he was managing director, member of the investment committee and co-head of the consumer group. Mr. Henderson holds an M.B.A. from Columbia University and a B.A. in Political Science from the University of Colorado at Boulder.
Pam Bilash is the Chief Human Resources Officer, joining the Company in January 2014 through its acquisition of onTargetjobs where she led the Human Resources team as Executive Vice President since 2009. Ms. Bilash brings the Company more than 25 years' experience in talent management and in the information industry. Prior to joining onTargetjobs, Ms. Bilash worked for Thomson Reuters in roles of increasing responsibility, culminating as Senior Vice President of Human Resources for the healthcare group and serving on their Human Resources leadership team, in addition to her executive duties. Ms. Bilash is a graduate of the University of Hartford.
Brian P. Campbell is the Senior Vice President, Corporate Development, General Counsel and Corporate Secretary of DHI Group, Inc. He served as Vice President, Business and Legal Affairs at DHI since June 2003, after joining our predecessor, Dice Inc. in January 2000. Mr. Campbell is responsible for managing our legal affairs, including intellectual property, mergers and acquisitions, strategic alliances, corporate securities, real estate, litigation and employment law, as well as corporate development and supervising outside counsel. Mr. Campbell also oversees our privacy initiatives. Prior to joining the Company, Mr. Campbell served as Vice President, General Counsel and Corporate Secretary at CMP Media, where he worked since 1995. From 1988 to 1995, Mr. Campbell worked as a Corporate Associate at the law firm of Mudge, Rose, Guthrie, Alexander and Ferdon. Mr. Campbell is the Vice Chair of the Small Law Department Network of the Association of Corporate Counsel and is a past president of the New York City Chapter of the Association of Corporate Counsel, where he served on the Board of Directors for six years and has been a member for twenty-five years. Mr. Campbell earned a J.D. from St. John’s University School of Law and a B.A. (English) from the University of Virginia, and is currently a candidate for an M.B.A. (Management) degree from Molloy College.
We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees, including or chief executive officer, chief financial officer and persons performing similar functions. Our code of conduct and ethics is posted on the investors section of our website at www.dhigroupinc.com.
Diversity
Inclusion and diversity remain key priorities for the Company. The diverse backgrounds, skills and experiences of executive officers and board members is important to both our values and performance. We believe that a diverse board, management team and workforce that is reflective of our diverse customer base will position us to better understand customers’ wants and needs, which we believe drives our ability to deliver superior customer value and successfully innovate. Diverse perspectives amongst our management team and board allows them to evaluate issues through different experiences and perspectives and help guide the Company in a thoughtful way.

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

4.5*	Description of Capital Stock.
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

10.19
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

10.23†	Employment Agreement and Addendum to Employment Agreement dated as of September 9, 2018 between DHI Group, Inc. and Christian Dwyer.
10.24†	Employment Agreement and Addendum to Employment Agreement dated as of September 25, 2018, between DHI Group, Inc. and Michelle Marian.
10.25†
Separation Agreement dated as of June 26, 2019 between DHI Group, Inc. and Ian Shepherd (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on June 26, 2019).

10.26*†	Employment Agreement and Addendum to Employment Agreement dated as of October 17, 2019, between DHI Group, Inc. and Arie Kanofsky.
10.27†
Employment Agreement dated as of December 12, 2019 among DHI Group, Inc., Dice Inc. and Kevin Bostick (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on December 13, 2019).

10.28†
Separation Agreement dated as of December 12, 2019 between DHI Group, Inc. and Luc Gregoire (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on December 13, 2019).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent Independent Registered Public Accounting Firm
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
________________

*	Filed herewith.
†	Identifies a management contract or compensatory plan or arrangement.
(b)	Financial Statement Schedules.

Page
Schedule II—Consolidated Valuation and Qualifying Accounts	93

Item 16. Form 10-K Summary
None.

SCHEDULE II
DHI GROUP, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2017, 2018 and 2019
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2017	$3,181	$1,556	$(3,049)	$1,688
Year ended December 31, 2018	1,688	1,069	(2,110)	647
Year ended December 31, 2019	647	882	(821)	708
Deferred tax valuation allowance:
Year ended December 31, 2017(1)	$1,033	$(809)	$—	$224
Year ended December 31, 2018(2)	224	5,081	—	5,305
Year ended December 31, 2019	5,305	(233)	—	5,072
____________________

(1)	Reduction primarily due to utilization of foreign tax credits.

(2)	Increase primarily due to valuation allowance for tax capital loss carryforward resulting from Rigzone sale.

 See notes to the DHI Group, Inc. consolidated financial statements included elsewhere herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 6, 2020	DHI Group, Inc.
		By:	/S/ Art Zeile
Art Zeile
President and Chief Executive Officer
(on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Art Zeile	President, Chief Executive Officer and Director	February 6, 2020
Art Zeile	(Principal Executive Officer)

/S/ Kevin Bostick	Chief Financial Officer	February 6, 2020
Kevin Bostick	(Principal Financial and Accounting Officer)

/S/ Brian Schipper	Chairman and Director	February 6, 2020
Brian Schipper

/S/ Carol Carpenter	Director	February 6, 2020
Carol Carpenter

/S/ Golnar Sheikholeslami	Director	February 6, 2020
Golnar Sheikholeslami

/S/ Scipio Carnecchia	Director	February 6, 2020
Scipio Carnecchia

/S/ Jim Friedlich	Director	February 6, 2020
Jim Friedlich

/S/ Jennifer Deason	Director	February 6, 2020
Jennifer Deason

/S/ David Windley	Director	February 6, 2020
David Windley