Form 10-Q
period 2020-03-31
DHI GROUP, INC.
filed 2020-05-06
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2020
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
1450 Broadway, 29th Floor
New York, New York
(Address of principal executive offices)
10018
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
As of May 1, 2020, there were 53,097,014 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2020 and 2019
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2020 and 2019
	Condensed Consolidated Statements of Stockholders' Equity for the three month periods ended March 31, 2020 and 2019
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019
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

PART I
ITEM 1. Financial Statements

DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$27,823	$5,381
Accounts receivable, net of allowance for doubtful accounts of $853 and $708	22,982	21,158
Income taxes receivable	2,072	2,353
Prepaid and other current assets	3,827	4,180
Total current assets	56,704	33,072
Fixed assets, net	21,126	20,352
Acquired intangible assets	31,800	39,000
Capitalized contract costs	6,579	7,515
Goodwill	152,305	156,059
Deferred income taxes	7	7
Operating lease right-of-use asset	18,383	19,712
Other assets	824	2,604
Total assets	$287,728	$278,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,857	$18,908
Operating lease liabilities	3,417	3,643
Deferred revenue	54,838	50,568
Income taxes payable	847	984
Total current liabilities	70,959	74,103
Long-term debt, net	36,472	9,435
Deferred income taxes	11,530	12,823
Deferred revenue	691	1,058
Accrual for unrecognized tax benefits	1,706	1,787
Operating lease liabilities	15,546	16,664
Other long-term liabilities	1,225	1,256
Total liabilities	138,129	117,126
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 70,809 and 69,509 shares, respectively; outstanding: 54,077 and 53,918 shares, respectively	710	696
Additional paid-in capital	229,023	227,227
Accumulated other comprehensive loss	(33,113)	(29,248)
Accumulated earnings	77,436	83,986
Treasury stock, 16,732 and 15,591 shares, respectively	(124,457)	(121,466)
Total stockholders’ equity	149,599	161,195
Total liabilities and stockholders’ equity	$287,728	$278,321
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues	$36,633	$37,120

Operating expenses:
Cost of revenues	4,176	3,825
Product development	4,165	4,196
Sales and marketing	14,538	14,279
General and administrative	8,551	7,928
Depreciation	3,253	2,425
Impairment of intangible assets	7,200	—
Disposition related and other costs (Note 13)	—	875
Total operating expenses	41,883	33,528
Operating income (loss)	(5,250)	3,592
Interest expense and other	(183)	(105)
Impairment of equity investment	(2,002)	—
Income (loss) before income taxes	(7,435)	3,487
Income tax expense (benefit)	(885)	1,899
Net income (loss)	$(6,550)	$1,588

Basic earnings (loss) per share	$(0.13)	$0.03
Diluted earnings (loss) per share	$(0.13)	$0.03

Weighted-average basic shares outstanding	49,134	48,103
Weighted-average diluted shares outstanding	49,134	50,330
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(6,550)	$1,588

Foreign currency translation adjustment	(3,865)	1,416
Total other comprehensive income (loss)	(3,865)	1,416
Comprehensive income (loss)	$(10,415)	$3,004
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	69,509	$696	$227,227	15,591	$(121,466)	$83,986	$(29,248)	$161,195
Net loss								(6,550)		(6,550)
Other comprehensive loss									(3,865)	(3,865)
Stock based compensation					1,796					1,796
Restricted stock issued			1,468	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(163)	(1)		381	(1,048)			(1,049)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(5)	—		100	(300)			(300)
Purchase of treasury stock under stock repurchase plan						660	(1,643)			(1,643)
Balance at March 31, 2020	—	$—	70,809	$710	$229,023	16,732	$(124,457)	$77,436	$(33,113)	$149,599

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	87,522	$876	$383,123	34,126	$(278,843)	$71,435	$(31,236)	$145,355
Net income								1,588		1,588
Other comprehensive income									1,416	1,416
Stock based compensation					1,458					1,458
Restricted stock issued			1,456	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(113)	(1)		214	(532)			(533)
Performance-Based Restricted Stock Units eligible to vest			680	7						7
Performance-Based Restricted Stock Units forfeited			(10)	—						—
Retirement of treasury stock (see Note 12)			(20,000)	(200)	(161,600)	(20,000)	161,800			—
Purchase of treasury stock under stock repurchase plan						250	(491)			(491)
Balance at March 31, 2019	—	$—	69,535	$697	$222,981	14,590	$(118,066)	$73,023	$(29,820)	$148,815
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from (used in) operating activities:
Net income (loss)	$(6,550)	$1,588
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	3,253	2,425
Deferred income taxes	(1,262)	(55)
Amortization of deferred financing costs	37	37
Stock based compensation	1,796	1,458
Impairment of intangible assets	7,200	—
Impairment of equity investment	2,002	—
Change in accrual for unrecognized tax benefits	(81)	121
Changes in operating assets and liabilities:
Accounts receivable	(2,111)	(2,209)
Prepaid expenses and other assets	42	376
Capitalized contract costs	859	708
Accounts payable and accrued expenses	(6,768)	(7,619)
Income taxes receivable/payable	154	1,496
Deferred revenue	4,382	4,785
Other, net	(20)	127
Net cash flows from operating activities	2,933	3,238
Cash flows used in investing activities:
Purchases of fixed assets	(4,288)	(3,052)
Net cash flows used in investing activities	(4,288)	(3,052)
Cash flows from (used in) financing activities:
Payments on long-term debt	(2,000)	(15,000)
Proceeds from long-term debt	29,000	14,000
Payments under stock repurchase plan	(1,643)	(491)
Purchase of treasury stock related to vested restricted stock and performance stock units	(1,348)	(532)
Net cash flows from (used in) financing activities	24,009	(2,023)
Effect of exchange rate changes	(212)	59
Net change in cash and cash equivalents for the period	22,442	(1,778)
Cash and cash equivalents, beginning of period	5,381	6,472
Cash and cash equivalents, end of period	$27,823	$4,694

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report on Form 10-K”). Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2020, except as disclosed in Notes 6 and 8 relating to impairments to equity method investments and intangible assets.

2.    NEW ACCOUNTING STANDARDS

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820), Disclosures Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard removes, modifies, and adds certain disclosure requirements for fair value measurements. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted the new standard on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The new standard requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years and early adoption is permitted. The amendments allow either a retrospective or prospective approach to all implementation costs incurred after adoption. The Company adopted this standard, effective January 1, 2020, under the prospective approach. The adoption of this standard resulted in $0.3 million of capitalized costs, which are included in other assets on the Company's balance sheet as of March 31, 2020.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during interim quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of accounting for franchise taxes, specifies the timing for recognizing certain income tax effects of changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The pronouncement is effective for fiscal

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the expected impact of this standard on its consolidated financial statements.

3.    REVENUE RECOGNITION

The Company recognizes revenue when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts ratably over the service period. Customer billings delivered in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from recruitment packages, advertising, classifieds, and virtual and live career fair and recruitment event booth rentals.

Disaggregation of revenue

Our brands serve various economic professions, such as technology and financial. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended March 31, 2020
	2020	2019
Dice	$22,485	$23,146
ClearanceJobs	6,900	5,782
eFinancial Careers	7,248	8,192
Total	$36,633	$37,120

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of March 31, 2020	As of December 31, 2019

Receivables	$22,982	$21,158
Short-term contract liabilities (deferred revenue)	54,838	50,568
Long-term contract liabilities (deferred revenue)	691	1,058

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when customers are invoiced per the contractual billings schedules. As the Company's standard payment terms are less than one year, the Company elected the practical expedient, where applicable. As a result, the Company does not consider the effects of a significant financing component. Contract liabilities include customer billings delivered in advance of performance under the contract, and associated revenue is realized when services are rendered under the contract.

Receivables increase due to customer billings and decrease by cash collected from customers. Contract liabilities increase due to customer billings and are decreased as performance obligations are satisfied under the contracts.

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$24,175	$24,933

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2020	2021	2022	Total
Tech-focused	$51,737	$3,764	$28	$55,529

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

5. FAIR VALUE MEASUREMENTS

The FASB ASC topic on Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value and requires certain disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. As a basis for considering assumptions, a three-tier fair value hierarchy is used, which prioritizes the inputs used in measuring fair value as follows:

•Level 1 – Quoted prices for identical instruments in active markets.
•Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. INVESTMENTS

At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a leading tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. As of December 31, 2019 it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment was carried at its original cost of $2.0 million and was included in the other assets section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020, based on the investment's historical cash burn rate, uncertainty of its ability to meet revenue and cash flow projections, current liquidity position, lack of access to additional capital, and impacts from the COVID-19 pandemic, the Company determined the value to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020.

On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management with zero proceeds received from the transfer. The Company retained a 20% preferred share interest in the BioSpace business. The fair value of the investment was estimated to be zero at the time of the transfer. As of March 31, 2020, it was not practicable to estimate the fair value of the preferred stock investment as the shares are not traded. The investment is recorded at cost, which is zero. Upon a liquidation, sale or change in control of BioSpace within five years of January 31, 2018, the Company has the right to the first $1.0 million of proceeds or the option to convert its 20% preferred stock interest to a 20% common stock interest. On January 31, 2023, the 20% preferred share interest will convert to a 20% common share interest.

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company has evaluated the 40% common share interest in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment is recorded at zero at March 31, 2020.

7.   LEASES

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), applying the modified retrospective transition.

We have operating leases for corporate office space and certain equipment. Our leases have original terms from one year to eight years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any lease agreements with related parties.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of lease cost were as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Operating lease cost*	$1,104	$1,123
Sublease income	(336)	(327)
Total lease cost	$768	$796

* Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,178	$1,106

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$953

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	March 31, 2020	December 31, 2019
Operating lease right-of-use-assets	$18,383	$19,712

Operating lease liabilities - current	3,417	3,643
Operating lease liabilities - non-current	15,546	16,664
Total operating lease liabilities	$18,963	$20,307

Weighted Average Remaining Lease Term (in years)
Operating leases	5.5	5.9

Weighted Average Discount Rate
Operating leases	4.02%	4.00%

As of March 31, 2020, future operating lease payments were as follows (in thousands):

Operating Leases
April 1, 2020 through December 31, 2020	$3,149
2021	3,860
2022	3,619
2023	3,389
2024	2,908
2025 and Thereafter	4,360

Total lease payments	$21,285
Less imputed interest	2,322
Total	$18,963

As of March 31, 2020 the Company has no additional operating or finance leases that have not yet commenced.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.   ACQUIRED INTANGIBLE ASSETS, NET

As of March 31, 2020 and December 31, 2019, the Company had an indefinite-lived acquired intangible asset of $31.8 million and $39.0 million, respectively, related to the Dice trademark and brand name. The impairment test performed as of October 1, 2019 resulted in the fair value of the Dice trademarks and brand name exceeding the carrying value by 26%. During the first quarter of 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the Dice trademarks and brand name, the Company performed an interim impairment analysis. As a result of the analysis, the Company recorded an impairment charge of $7.2 million. No impairment was recorded during the three month period ended March 31, 2019.

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

Revenue attributable to the Dice trademarks and brand name declined 3% during the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 and due to the COVID-19 pandemic, expectations for Dice revenue growth have been delayed. Revenues related to the Dice trademarks and brand name are expected to decline for the year ending December 31, 2020 compared to the year ended December 31, 2019 and then increasing to rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Cash flows attributable to the Dice trademarks and brand name are projected to decline for the year ending December 31, 2020 compared to the year ended December 31, 2019 as a result of the lower revenue, but partially offset by reductions to operating expenses. Operating expenses are projected to decline for the year ending December 31, 2020 as compared to the year ended December 31, 2019, including a small operating margin reduction, and then increase at levels that allow for modest operating margin improvements. If future cash flows attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. The Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 5.0% based on comparable industry studies and a discount rate of 17.5% compared to a royalty rate of 6.0% and a discount rate of 14.2% at October 1, 2019.

The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Changes in our strategy, uncertainty related to COVID-19, and/or changes in market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. If projections are not achieved, the Company could realize an impairment in the foreseeable future.

9.   GOODWILL

The following table shows the carrying amount of goodwill as of December 31, 2019 and March 31, 2020 and the changes in goodwill for the three month period ended March 31, 2020 (in thousands):

Goodwill at December 31, 2019	$156,059
Foreign currency translation adjustment	(3,754)
Goodwill at March 31, 2020	$152,305

The amount of goodwill as of March 31, 2020 allocated to the Tech-focused reporting unit was $152.3 million. The annual impairment test for the Tech-focused reporting unit, which was performed as of October 1, 2019, resulted in the fair value of the reporting unit exceeding the carrying value by 37%. During the first quarter of 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the reporting unit, the Company performed an interim impairment analysis of goodwill. The result of the analysis indicated that the fair value of the Tech-focused reporting

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unit was not substantially in excess of the carrying value as of March 31, 2020. The percentage by which the estimated fair value exceeded carrying value for the Tech-focused reporting unit was less than 1%. Revenue projections for the Tech-focused reporting unit declined compared to the projections used in the October 1, 2019 analysis due to the COVID-19 pandemic. Revenue is projected to decline for the year ending December 31, 2020 compared to the year ended December 31, 2019 and then increase at rates approaching industry projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the length and impacts of the COVID-19 pandemic, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Future cash flows are projected to decline for the year ending December 31, 2020 compared to the year ended December 31, 2019 as a result of the lower revenue, but the decline will be partially offset by reductions to operating expenses. Operating expenses are projected to decline for the year ending December 31, 2020 as compared to the year ended December 31, 2019, resulting in a small operating margin reduction, and then increase at levels that allow for modest operating margin improvements.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results. The discount rate applied for the Tech-focused reporting unit was 16.5%, compared to 13.2% at October 1, 2019. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, uncertainty related to COVID-19, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The Company incurs a fee of 0.30% at March 31, 2020 and 2019 on any unused capacity under the revolving loan facility. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2020, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by two of the Company’s U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amounts borrowed as of March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Amounts borrowed:
Revolving credit facility	$37,000	$10,000
Less: deferred financing costs, net of accumulated amortization of $209 and $172	(528)	(565)
Total borrowed	$36,472	$9,435

Available to be borrowed under revolving facility, subject to certain limitations	$53,000	$80,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	1.75%
Actual interest rates	2.75%	3.56%

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

During the first quarter of 2018, the Company recorded a $1.0 million liability related to a class action lawsuit regarding the applicability of provisions of the Fair Credit Reporting Act (the "FCRA") to one of our products. The lawsuit was brought by Ian Douglas, individually, as a representative of the class and on behalf of the general public, against DHI Group, Inc. and Dice Inc. asserting six claims under the FCRA that the Company’s Open Web profiles are “consumer reports” and Dice is a “consumer reporting agency” under the FCRA, including claims pursuant to the private right of action in 15 U.S.C. Section 1681n for alleged willful violations of the FCRA. The action was originally filed in a federal district court on July 26, 2017, but as a part of the settlement process, the action was re-filed in the Superior Court of Santa Clara County, California (Case No. 18CV331732). The recorded liability reflected a settlement which became final and was paid in the third quarter of 2019. The settlement resolved all remaining claims subject to the lawsuit and included a compliance hearing, which was scheduled for April 3, 2020, but due to the COVID-19 pandemic, is expected to be rescheduled in the third quarter of 2020.

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

12.    EQUITY TRANSACTIONS

Stock Repurchase Plans—The Company's Board of Directors ("Board") approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the Stock Repurchase Plans approved by the Board:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	May 2018 to May 2019	May 2019 to May 2020
Approval Date	May 2018	April 2019
Authorized Repurchase Amount of Common Stock	$7 million	$7 million

As of March 31, 2020 the value of shares that may yet be purchased under the current plan was $3.3 million.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Three Months Ended March 31,
	2020	2019
Shares repurchased[1]	659,913	250,145
Average purchase price per share[2]	$2.49	$1.96
Dollar value of shares repurchased (in thousands)	$1,643	$491
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

There were 51,500 unsettled share repurchases as of March 31, 2020 and no unsettled share repurchases as of March 31, 2019.

In May 2020, the Board of Directors authorized the purchase of up to $5 million of the Company's common stock through May
2021. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

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

13.    DISPOSITION RELATED AND OTHER COSTS

In May 2017, the Company announced plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures included: BioSpace (transferred majority ownership to BioSpace management on January 31, 2018), Hcareers (sold May 22, 2018), Health eCareers (sold December 4, 2017), and Rigzone (sold the RigLogix portion of the Rigzone business on February 22, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). Additionally, the Company ceased the Dice Europe operations on August 31, 2018 and vacated certain offices during 2018. In connection with the planned divestitures and reorganization to the tech-focused strategy, the Company incurred certain costs, including severance and retention, lease exit, business closure, professional fees related to activist shareholders, search, financial advisory, and legal services, and other costs to further these strategic objectives. The activities associated with disposition related and other costs were substantially completed during the year ended December 31, 2019.

The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

Three Months Ended March 31, 2020	Accrual at December 31, 2019	Expense	Cash Payments	Accrual at March 31, 2020
Severance and retention	$145	$—	$(16)	$129
Lease exit and related asset impairment costs	365	—	(46)	319
Total disposition related and other costs	$510	$—	$(62)	$448

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2019	Accrual at December 31, 2018	Expense	Cash Payments	Accrual at March 31, 2019
Severance and retention	$1,089	$763	$(1,125)	$727
Professional fees and other costs	1,271	112	(179)	1,204
Lease exit and related asset impairment costs	947	—	(305)	642
Total disposition related and other costs	$3,307	$875	$(1,609)	$2,573

14.    STOCK BASED COMPENSATION

Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors.

The Company recorded total stock based compensation expense of $1.8 million and $1.5 million during the three month periods ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $12.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

A summary of the status of restricted stock awards as of March 31, 2020 and 2019 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,994,787	$2.46	4,518,932	$2.32
Granted	1,467,500	$2.82	1,455,500	$2.39
Forfeited	(162,796)	$3.04	(113,250)	$3.55
Vested	(1,009,884)	$2.65	(614,604)	$3.88
Non-vested at end of period	4,289,607	$2.52	5,246,578	$2.13

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. Under the first agreement, with a grant during the year ended December 2017, the fair value of PSUs are measured using the Monte Carlo pricing model. The expense related to these PSUs are recorded over the vesting period. These shares will vest on the dates the Compensation Committee certifies the Company’s achievement of stock price performance relative to the Russell 2000 Index, provided that the recipient remains employed through such date. Performance will be measured over three separate measurement periods: a one-year measurement period, a two-year measurement period and a three-year measurement period. For performance periods one and two, vesting is not to exceed the total grant divided by three. For performance period three, vesting is no less than zero and no greater than 150% of the initial grant less shares vested in performance periods one and two. As of March 31, 2020, there were no unvested shares related to the first agreement and the first agreement was terminated.

Under the second agreement, the fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
on the achievement of bookings targets during the years ended December 31, 2020 and 2019, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period. As of March 31, 2020, there were 1,627,011 unvested shares related to the second agreement.

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of March 31, 2020 and 2019 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,664,650	$2.53	1,255,000	$3.45
Granted	911,460	$2.82	680,000	$2.35
Forfeited	(641,075)	$3.30	(262,500)	$6.91
Vested	(308,024)	$1.90	—	$—
Non-vested at end of period	1,627,011	$2.51	1,672,500	$2.46

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the three months ended March 31, 2020 and 2019.

A summary of the status of options previously granted as of March 31, 2020 and 2019, and the changes during the periods then ended, is presented below:

	Three Months Ended March 31, 2020
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	190,000	$8.28	$—
Forfeited	(80,000)	$9.48	$—
Options outstanding at end of period	110,000	$7.40	$—
Exercisable at end of period	110,000	$7.40	$—

	Three Months Ended March 31, 2019
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	327,000	$8.35	$—
Forfeited	(94,000)	$8.77	$—
Options outstanding at end of period	233,000	$8.19	$—
Exercisable at end of period	233,000	$8.19	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average remaining contractual term of options exercisable at March 31, 2020 is 0.9 years. The following table summarizes information about options outstanding as of March 31, 2020:

Exercise Price	Options Outstanding and Exercisable	Weighted- Average Remaining Contractual Life
		(in years)
$ 7.00 - $ 7.99	100,000	0.9
$ 8.00 - $ 8.99	10,000	1.5
	110,000

15.    SEGMENT INFORMATION

The Company modified its Tech-focused reportable segment in the first quarter of 2019 to reflect a single Tech-focused operating structure. The change comes as a result of the non-tech businesses being fully divested during 2018 and, as a result, the Company has one reportable segment for the periods presented. This single segment, Tech-focused, includes the Dice, ClearanceJobs, and eFinancialCareers services, as well as corporate related costs. The Company allocates resources and assesses financial performance on a consolidated basis, as all services pertain to the Company's Tech-focused strategy.

The Company’s foreign operations are comprised of a portion of the eFinancialCareers services, which operate in the United Kingdom, Europe and the Asia Pacific regions. Revenue and long-lived assets by geography as presented in the tables below are based on the location of each of the Company's subsidiaries.

	Three Months Ended March 31,
	2020	2019

Revenues:
United States	$29,996	$29,619
United Kingdom	3,674	4,709
EMEA and APAC(1)	2,963	2,792
Non-United States	6,637	7,501
Total revenues	$36,633	$37,120

	As of
	March 31,	December 31,
	2020	2019
Long-lived assets2:
United States	$30,907	$30,260
United Kingdom	7,292	8,307
EMEA and APAC(1)	1,310	1,497
Non-United States	8,602	9,804
Total long-lived assets	$39,509	$40,064

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
(2) Long-lived assets include fixed assets and lease right of use assets.

16.    EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
common stock equivalents, where dilutive. For the three months ended March 31, 2020, 1.6 million dilutive shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. Outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted EPS were approximately 1.8 million and 1.3 million shares for the three month periods ended March 31, 2020 and 2019, respectively. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(6,550)	$1,588

Weighted-average shares outstanding—basic	49,134	48,103
Add shares issuable from stock-based awards	—	2,227
Weighted-average shares outstanding—diluted	49,134	50,330

Basic earnings (loss) per share	$(0.13)	$0.03
Diluted earnings (loss) per share	$(0.13)	$0.03

17. INCOME TAXES

The Company’s effective tax rate was 11.9% and 54.5% for the three months ended March 31, 2020 and 2019, respectively. The following items caused the effective tax rate to differ from the U.S. statutory rate:
•Tax deficiencies of $0.4 million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively, related to the vesting or settlement of share-based compensation awards.
•Tax expense of $0.6 million during the three months ended March 31, 2020 related to the nondeductible impairment of an equity investment.
•Tax benefit of $0.2 million during the three months ended March 31, 2020 related to the expiration of the statute of limitations in certain foreign jurisdictions.
•Tax expense of $0.4 million during the three months ended March 31, 2019 related to the transition tax on the deemed repatriation of foreign earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the impact of the coronavirus COVID-19 outbreak on our operations and financial results, geopolitical events such as civil unrest in Hong Kong and uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment, gain or loss on sale of businesses, and other non-recurring income or expense (“Adjusted EBITDA") and Adjusted EBITDA Margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for definitions of these measures as well as reconciliations to the comparable GAAP measure.

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

Overview

We are a provider of software products, online tools and services that deliver career marketplaces to candidates and employers globally. DHI’s three brands, Dice, ClearanceJobs and eFinancialCareers, enable recruiters and hiring managers to efficiently search, match and connect with highly skilled technologists in specialized fields, particularly technology, active government security clearance, and financial services. Professionals find ideal employment opportunities, relevant job advice and personalized data that help manage their technologist lives.

In online recruitment, we specialize in employment categories in which there has been a long-term scarcity of highly skilled, highly qualified professionals relative to market demand, specifically technologists who work in a variety of industries, have active government security clearances or a financial services background. Our websites serve as online two-sided marketplaces where employers and recruiters source and connect with prospective employees, and where technologists find relevant job opportunities, data and information to further their careers. Our websites offer job postings, news and content, career development and recruiting services tailored to the specific needs of the professional community that each website serves.

Recent Developments

In May 2020, the Board of Directors authorized the purchase of up to $5 million of the Company's common stock through May 2021, renewing the Company's prior stock repurchase program. Under the plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Company sells recruitment packages that can include access to our databases of resumes and job posting capabilities. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At March 31, 2020 and 2019, Dice had approximately 5,850 and 6,100 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer increased from $1,134 for the three months ended March 31, 2019 to $1,153 for the three months ended March 31, 2020. Deferred revenue, as shown on the Condensed Consolidated Balance sheets, reflects customer billings made in advance of services being rendered. Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts. We believe backlog to be an important measure of our business as it represents our ability to generate future revenue. A summary of our deferred revenue and backlog as of March 31, 2020, December 31, 2019, and March 31, 2019 are presented in the table below.

Summary of Deferred Revenue and Backlog:	3/31/2020	12/31/2019	3/31/2019
Deferred Revenue	$55,529	$51,626	$61,012
Contractual commitments not invoiced	24,869	37,093	20,238
Backlog[1]	$80,398	$88,719	$81,250

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Deferred revenue at March 31, 2020 declined $5.5 million from March 31, 2019 primarily due to changes in billing terms while backlog was approximately flat. Deferred revenue at March 31, 2020 increased $3.9 million from December 31, 2019 and backlog declined $8.3 million. The deferred revenue increase and the backlog decrease from December 31, 2019 are normal seasonal changes due to a higher concentration of contract renewals surrounding the end of each calendar year and the resulting usage of those contracts. The decreases were also due to the impacts of the COVID-19 pandemic.

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

The Company continues to evolve and present new software products and features to attract and engage qualified professionals and match them with employers, such as the Dice TalentSearch powered by IntelliSearch, Dice Candidate MatchTM, MyDiceHome, Dice Salary Predictor, Dice Job Search and Job Alerts, ClearanceJobs NextGen, ClearanceJobs Pulse, ClearanceJobs BrandAmp, eFinancialCareers Messaging, Recruiter Profile, Candidate Profile and Job Search platform Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new customers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the innovative products noted above.

Other material factors that may affect our results of operations include our ability to attract qualified professionals that become engaged with our websites and our ability to attract customers with relevant job opportunities. The more qualified professionals that use our websites, the more attractive our websites become to employers and advertisers, which in turn makes them more likely to become our customers, resulting positively on our results of operations. If we are unable to continue to attract qualified professionals to engage with our two-sided marketplaces, our customers may no longer find our services attractive, which could have a negative impact on our results of operations. Additionally, we need to ensure that our websites remain relevant in order to attract qualified professionals to our websites and to engage them in high-value tasks, such as posting resumes and/or applying to jobs.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Change	Foreign Exchange Impact (2)
	2020	2019
	(in thousands, except percentages)

Dice (1)	$22,485	$23,146	$(661)	(3)%	$—
eFinancialCareers	7,248	8,192	(944)	(12)%	(130)
ClearanceJobs	6,900	5,782	1,118	19%	—
Total revenues	$36,633	$37,120	$(487)	(1)%	$(130)

(1) Includes Dice U.S. and Career Events (formerly known as Targeted Job Fairs).
(2) Foreign exchange impact is calculated by determining the increase (decrease) in current period revenues where current period revenues are translated using prior period exchange rates.
For the three months ended March 31, 2020, we experienced a decrease in revenue of $0.5 million, or 1%. Revenues for ClearanceJobs increased by $1.1 million, or 19%, as compared to the same period in 2019, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. eFinancialCareers revenue decreased by $0.9 million, or 12%, as compared to the same period in 2019 due to the COVID-19 pandemic, uncertainty around Brexit, political unrest in Hong Kong, and the impacts of foreign currency exchange. Revenue at Dice decreased by $0.7 million, or 3%, compared to the same period in 2019 as renewal rates decreased year over year.
Cost of Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Cost of revenues	$4,176	$3,825	$351	9%
Percentage of revenues	11.4%	10.3%

Cost of revenues increased $0.4 million, or 9%, primarily driven by an increase in compensation related costs of $0.6 million and technology infrastructure costs of $0.1 million, which was partially offset by higher capitalization rates of internal development costs of $0.3 million, which decreases operating expenses.
Product Development Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Product development	$4,165	$4,196	$(31)	(1)%
Percentage of revenues	11.4%	11.3%
Product development expenses decreased slightly year over year, which included an increase in compensation related costs, offset by increased capitalization rates of internal development costs, which decreases operating expenses. The higher capitalization of internal development costs resulted from the Company's continued focus on the design and development of product enhancements and features for the Company's sites.

Sales and Marketing Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Sales and marketing	$14,538	$14,279	$259	2%
Percentage of revenues	39.7%	38.5%

Sales and marketing expenses increased $0.3 million, or 2% from the same period in 2019. Sales and marketing increased primarily due to an increase in compensation related costs of $1.6 million. This increase was partially offset by $0.7 million in reduced discretionary marketing expenses realized from efficiencies in vendor selection and volumes and a focus on higher yielding marketing investments and $0.5 million decrease in commissions.
General and Administrative Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
General and administrative	$8,551	$7,928	$623	8%
Percentage of revenues	23.3%	21.4%

General and administrative expenses increased $0.6 million, or 8%, primarily due to an increase in compensation related costs of $0.4 million and a $0.3 million increase in non-cash stock based compensation related to the CFO transition.
Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Depreciation	$3,253	$2,425	$828	34%
Percentage of revenues	8.9%	6.5%
Depreciation expense increased $0.8 million or 34% from the same period in 2019, in connection with higher headcount and a higher capitalization rate of internal development costs, which are reflected as purchases of fixed assets in the Consolidated Statements of Cash Flows.

Impairment of Intangible Assets

	Three Months Ended March 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of intangible assets	$7,200	$—	$7,200	n.m.
Percentage of revenues	19.7%	—%

The Company has an indefinite-lived acquired intangible asset related to the Dice trademark and brand name. During the first quarter of 2020, because of the impacts of the COVID-19 pandemic, the Company performed an interim impairment analysis of the Dice trademark and brand name. As a result of the analysis, the Company recorded an impairment charge of $7.2 million. See also Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Disposition Related and Other Costs

	Three Months Ended March 31,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Disposition related and other costs	$—	$875	$(875)	(100)%
Percentage of revenues	—%	2.4%
Disposition related and other costs of $0.9 million in 2019 are primarily due to severance and related costs incurred while reorganizing to the tech-focused business.
Operating Income (Loss)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except percentages)
Revenue	$36,633	$37,120
Operating income (loss)	(5,250)	3,592
Percentage of revenues	(14.3)%	9.7%

Operating loss for the three months ended March 31, 2020 was $5.3 million, a negative margin of 14%, compared to operating income of $3.6 million, a margin of 10%, for the same period in 2019, a decrease of $8.8 million. The decrease in operating income and percentage margin were driven by the impairment of intangible assets and increases in depreciation expense and compensation related costs.
Interest Expense and Other

	Three Months Ended March 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Interest expense and other	$183	$105	$78	74%
Percentage of revenues	0.5%	0.3%
Interest expense increased $0.1 million, or 74%, primarily due to the higher weighted-average debt outstanding during the three months ended March 31, 2020 as the Company borrowed on its revolving credit facility for liquidity protection during the COVID-19 pandemic.
Impairment of Equity Investment

	Three Months Ended March 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of equity investment	$2,002	$—	$2,002	n.m.
Percentage of revenues	5.5%	—%
During the three months ended March 31, 2020, due to the impacts from the COVID-19 pandemic, the Company determined the value of its 7.6% interest in a leading tech skills assessment company to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020.

Income Taxes

	Three Months Ended March 31,
	2020	2019
	(in thousands, except percentages)
Income (loss) before income taxes	$(7,435)	$3,487
Income tax expense (benefit)	(885)	1,899
Effective tax rate	11.9%	54.5%

Our effective tax rate of 11.9% for the three months ended March 31, 2020 was lower than the U.S. statutory rate due to a tax deficiency of $0.4 million related to the vesting or settlement of share-based compensation awards; tax expense of $0.6 million from the nondeductible impairment of an equity investment; and a tax benefit of $0.2 million from the expiration of the statute of limitations in certain foreign jurisdictions. The tax rate of 54.5% for the three months ended March 31, 2019 exceeded the statutory rate due to tax deficiency of $0.7 million related to the vesting or settlement of share-based compensation awards and tax expense of $0.4 million for the transition tax on the deemed repatriation of foreign earnings.

Earnings (loss) per Share

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Net income (loss)	$(6,550)	$1,588
Weighted-average shares outstanding—diluted	49,134	50,330
Diluted earnings (loss) per share	$(0.13)	$0.03

Diluted earnings (loss) per share was $(0.13) and $0.03 for the three month periods ended March 31, 2020 and 2019, respectively. The decrease in earnings (loss) per share was primarily driven by the impairment charges during 2020.

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
We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our liquidity or results as reported under GAAP. Some limitations are:

•Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
•Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
To compensate for these limitations, management evaluates our liquidity by considering the economic effect of excluded expense items independently, as well as in connection with its analysis of cash flows from operations and through the use of other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analysis.
Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Revenues. Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenue, net income, operating income, cash provided by operating activities, or any other performance measures derived in accordance with GAAP as a measure of our profitability or liquidity.

A reconciliation of Adjusted EBITDA for the three months ended March 31, 2020 and 2019 follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$(6,550)	$1,588
Interest expense	179	109
Income tax expense	(885)	1,899
Depreciation	3,253	2,425
Non-cash stock based compensation	1,796	1,458
Disposition related and other costs	—	875
Legal contingencies and related fees	—	144
Impairment of intangible assets	7,200	—
Impairment of equity investment	2,002	—
Severance and related costs	518	—
Other	4	(4)
Adjusted EBITDA	$7,517	$8,494

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$2,933	$3,238
Interest expense	179	109
Amortization of deferred financing costs	(37)	(37)
Income tax expense	(885)	1,899
Deferred income taxes	1,262	55
Change in accrual for unrecognized tax benefits	81	(121)
Change in accounts receivable	2,111	2,209
Change in deferred revenue	(4,382)	(4,785)
Disposition related and other costs	—	875
Legal contingencies and related fees	—	144
Severance and related costs	518	—
Changes in working capital and other	5,737	4,908
Adjusted EBITDA	$7,517	$8,494

A reconciliation of Adjusted EBITDA Margin for the three months ended March 31, 2020 and 2019 follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues	$36,633	$37,120
Adjusted EBITDA	$7,517	$8,494
Adjusted EBITDA Margin	21%	23%

Cash Flows
We have summarized our cash flows for the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31,
	2020	2019
Cash from operating activities	$2,933	$3,238
Cash used in investing activities	$(4,288)	$(3,052)
Cash from (used in) financing activities	$24,009	$(2,023)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2020, we had cash of $27.8 million compared to $5.4 million at December 31, 2019. Cash held by foreign subsidiaries totaled approximately $2.1 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively. Cash and cash equivalent balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, we had $53.0 million in borrowing capacity under our $90.0 million Credit Agreement at March 31, 2020, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing U.S. cash and cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services, including from the impact of the COVID-19 pandemic. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $2.9 million and $3.2 million for the three month periods ended March 31, 2020 and 2019, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the 2020 period decreased $0.3 million compared to the same period of 2019 primarily due to the timing of income tax payments and payments to vendors, partially offset by higher income before non-cash charges.
Investing Activities
During the three month period ended March 31, 2020, cash used in investing activities was $4.3 million compared to $3.1 million in the same period in 2019. Cash used in investing activities in the three month period ended March 31, 2020 increased from the comparable 2019 period due to higher capitalization rates of internally developed software.
Financing Activities
Cash provided by financing activities during the three month period ended March 31, 2020 was $24.0 million, primarily due to $27.0 million of net proceeds on long-term debt, partially offset by $3.0 million related to share repurchases. Cash used during the three month period ended March 31, 2019 of $2.0 million was primarily due to $1.0 million of net repayments on long-term debt and $1.0 million related to share purchases.

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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2020, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements.

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

Commitments and Contingencies

The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of March 31, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$37,000	$—	$—	$37,000	$—
Operating lease obligations	21,285	3,149	7,479	6,297	4,360
Total contractual obligations	$58,285	$3,149	$7,479	$43,297	$4,360
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2020, we had $37.0 million outstanding under our Credit Agreement. Interest payments are due at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 10

“Indebtedness” in our Condensed Consolidated Financial Statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.75% (the rate in effect on March 31, 2020) on our current borrowings, interest payments are expected to be approximately $0.8 million in 2020, and approximately $1.0 million per year in 2021-2023.
As of March 31, 2020, we had approximately $1.7 million of unrecognized tax benefits as liabilities, and it is uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2020 are $1.7 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.5 million of its unrecognized tax benefits may be recognized in the next twelve months.
Impact of COVID-19 on our Business

The spread of the coronavirus disease 2019 (“COVID-19”) during the first quarter of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. While we believe the pandemic has had certain impacts on our business, we do not believe there has been, nor are we anticipating, a material impact from the effects of the pandemic on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. However, the situation is uncertain and rapidly changing. The Company cannot at this time predict the ultimate impact that the COVID-19 pandemic will have on its financial condition and operations. In an effort to protect the health and safety of our employees, we have taken action to adopt social distancing policies at our locations around the world, including working from home, closing of our office locations where necessary, and suspending employee travel. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

Cyclicality

The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that online career websites continue to provide economic and strategic value to the labor market and industries that we serve.

Any slowdown in recruitment activity that occurs could negatively impact our revenues and results of operations, including any slowdown caused by the COVID-19 pandemic. Alternatively, a decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and database licenses and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our recruitment services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to over a year.

From time to time, we see market slowdowns, which can lead to lower demand for recruiting technology, financial and security cleared professionals. The COVID-19 pandemic may lead to a reduction in recruitment activity. If recruitment activity slows in the industries in which we operate during 2020 and beyond, our revenues and results of operations could be negatively impacted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.

Foreign Exchange Risk

We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America. For the three months ended March 31, 2020 and 2019, approximately 18% and 20% of our revenues were earned outside the United States, respectively, and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling, primarily, and the United States dollar and the translation of these. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income (loss), and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses for the three months ended March 31, 2020 would have been a decrease of approximately $36,000.

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

The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2020 and December 31, 2019, our cumulative translation adjustment decreased stockholders’ equity by $33.1 million and $29.2 million, respectively. The change from December 31, 2019 to March 31, 2020 is primarily attributable to the position of the British Pound sterling against the United States dollar.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of March 31, 2020, we had outstanding borrowings of $37.0 million under our Credit Agreement. If interest rates increased 1.0%, interest expense in 2020 on our current borrowings would increase by less than $0.4 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2020. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A. Risk Factors

Our results of operations have been adversely affected and could be materially impacted in the future by the COVID-19 (coronavirus) pandemic.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption during fiscal 2020. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, and severity of the pandemic; governmental, business, and individuals’ actions that have been taken, and continue to be taken, in response to the pandemic; the impact of the pandemic on worldwide economic activity and actions taken in response; the effect on our clients and client demand for our services; our ability to sell and provide our services and solutions, including the impact of travel restrictions and from people working from home, and access to our systems; the ability of our clients to pay for our services on a timely basis or at all; the ability to maintain sufficient liquidity; and any closure of our offices. Any of these events, or related conditions, could materially adversely affect our business, financial condition, results of operations, cash flows, and stock price.

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of May 6, 2020, there have been no material changes from the risk factors previously disclosed, except for the above risk factor regarding COVID-19. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Our Board approved a stock repurchase program that permits the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the stock repurchase plans approved by the Board:

	May 2018 to May 2019	May 2019 to May 2020
Approval Date	May 2018	April 2019
Authorized Repurchase Amount of Common Stock	$7 million	$7 million

During the quarter ended March 31, 2020, purchases of the Company's common stock pursuant to the Stock Repurchase Plan were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2020	86,003	$3.03	86,003	$4,711,273
February 1 through February 29, 2020	76,217	$2.82	76,217	$4,496,160
March 1 through March 31, 2020	497,693	$2.34	497,693	$3,329,109
Total
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 6, 2020	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kevin Bostick
Kevin Bostick Chief Financial Officer
(Principal Financial Officer)