Form 10-Q
period 2020-09-30
DHI GROUP, INC.
filed 2020-11-04
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2020
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
As of October 30, 2020, there were 52,437,306 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2020 and 2019
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2020 and 2019
	Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended September 30, 2020 and 2019
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2020 and 2019
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 5.	Other Information	41

Item 6.	Exhibits	42

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

PART I
ITEM 1. Financial Statements

DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$26,805	$5,381
Accounts receivable, net of allowance for doubtful accounts of $1,282 and $708	16,698	21,158
Income taxes receivable	2,495	2,353
Prepaid and other current assets	3,585	4,180
Total current assets	49,583	33,072
Fixed assets, net	23,695	20,352
Acquired intangible assets	23,800	39,000
Capitalized contract costs	6,542	7,515
Goodwill	131,132	156,059
Deferred income taxes	9	7
Operating lease right-of-use asset	17,003	19,712
Other assets	1,381	2,604
Total assets	$253,145	$278,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,928	$18,908
Operating lease liabilities	3,324	3,643
Deferred revenue	41,410	50,568
Income taxes payable	966	984
Total current liabilities	61,628	74,103
Long-term debt, net	36,546	9,435
Deferred income taxes	10,597	12,823
Deferred revenue	508	1,058
Accrual for unrecognized tax benefits	1,849	1,787
Operating lease liabilities	14,305	16,664
Other long-term liabilities	2,595	1,256
Total liabilities	128,028	117,126
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 71,282 and 69,509 shares, respectively; outstanding: 52,694 and 53,918 shares, respectively	714	696
Additional paid-in capital	232,163	227,227
Accumulated other comprehensive loss	(30,599)	(29,248)
Accumulated earnings	51,976	83,986
Treasury stock, 18,588 and 15,591 shares, respectively	(129,137)	(121,466)
Total stockholders’ equity	125,117	161,195
Total liabilities and stockholders’ equity	$253,145	$278,321
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$33,250	$37,176	$103,667	$111,655

Operating expenses:
Cost of revenues	4,249	4,250	12,584	11,991
Product development	4,029	4,121	11,968	12,708
Sales and marketing	11,715	13,615	38,550	41,668
General and administrative	7,402	7,502	24,035	23,220
Depreciation	2,807	2,415	9,079	7,201
Impairment of intangible assets	8,000	—	15,200	—
Impairment of goodwill	23,626	—	23,626	—
Disposition related and other costs (Note 13)	—	—	—	1,700
Total operating expenses	61,828	31,903	135,042	98,488
Loss on sale of business (Note 4)	—	—	—	(537)
Operating income (loss)	(28,578)	5,273	(31,375)	12,630
Interest expense and other	(274)	(188)	(618)	(512)
Impairment of equity investment	—	—	(2,002)	—
Income (loss) before income taxes	(28,852)	5,085	(33,995)	12,118
Income tax expense (benefit)	(1,530)	704	(1,985)	3,088
Net income (loss)	$(27,322)	$4,381	$(32,010)	$9,030

Basic earnings (loss) per share	$(0.57)	$0.09	$(0.66)	$0.19
Diluted earnings (loss) per share	$(0.57)	$0.08	$(0.66)	$0.18

Weighted-average basic shares outstanding	47,955	48,974	48,503	48,668
Weighted-average diluted shares outstanding	47,955	52,137	48,503	51,598
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(27,322)	$4,381	$(32,010)	$9,030

Foreign currency translation adjustment	2,719	(1,863)	(1,351)	(2,124)
Total other comprehensive income (loss)	2,719	(1,863)	(1,351)	(2,124)
Comprehensive income (loss)	$(24,603)	$2,518	$(33,361)	$6,906
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	69,509	$696	$227,227	15,591	$(121,466)	$83,986	$(29,248)	$161,195
Net loss								(6,550)		(6,550)
Other comprehensive loss									(3,865)	(3,865)
Stock based compensation					1,796					1,796
Restricted stock issued			1,468	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(163)	(1)		381	(1,048)			(1,049)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(5)	—		100	(300)			(300)
Purchase of treasury stock under stock repurchase plan						660	(1,643)			(1,643)
Balance at March 31, 2020	—	$—	70,809	$710	$229,023	16,732	$(124,457)	$77,436	$(33,113)	$149,599
Net income								1,862		1,862
Other comprehensive loss									(205)	(205)
Stock based compensation					1,615					1,615
Restricted stock issued			393	4						4
Restricted stock forfeited or withheld to satisfy tax obligations			(118)	(2)		65	(162)			(164)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(5)	—		5	(13)			(13)
Purchase of treasury stock under stock repurchase plan						1,342	(3,433)			(3,433)
Balance at June 30, 2020	—	$—	71,079	$712	$230,638	18,144	$(128,065)	$79,298	$(33,318)	$149,265
Net loss								(27,322)		(27,322)
Other comprehensive income									2,719	2,719
Stock based compensation					1,525					1,525
Restricted stock issued			282	2						2
Restricted stock forfeited or withheld to satisfy tax obligations			(74)	—		95	(218)			(218)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(5)	—		—	—			—
Purchase of treasury stock under stock repurchase plan						349	(854)			(854)
Balance at September 30, 2020	—	$—	71,282	$714	$232,163	18,588	$(129,137)	$51,976	$(30,599)	$125,117

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2018	—	$—	87,522	$876	$383,123	34,126	$(278,843)	$71,435	$(31,236)	$145,355
Net income								1,588		1,588
Other comprehensive income									1,416	1,416
Stock based compensation					1,458					1,458
Restricted stock issued			1,456	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(113)	(1)		214	(532)			(533)
Performance-Based Restricted Stock Units eligible to vest			680	7						7
Performance-Based Restricted Stock Units forfeited			(10)	—						—
Retirement of treasury stock (see Note 12)			(20,000)	(200)	(161,600)	(20,000)	161,800			—
Purchase of treasury stock under stock repurchase plan						250	(491)			(491)
Balance at March 31, 2019	—	$—	69,535	$697	$222,981	14,590	$(118,066)	$73,023	$(29,820)	$148,815
Net income								3,061		3,061
Other comprehensive loss									(1,677)	(1,677)
Stock based compensation					1,620					1,620
Restricted stock issued			411	4						4
Restricted stock forfeited or withheld to satisfy tax obligations			(114)	(1)		165	(518)			(519)
Performance-Based Restricted Stock Units eligible to vest			60	—						—
Performance-Based Restricted Stock Units forfeited			(10)	—						—
Balance at June 30, 2019	—	$—	69,882	$700	$224,601	14,755	$(118,584)	$76,084	$(31,497)	$151,304
Net income								4,381		4,381
Other comprehensive loss									(1,863)	(1,863)
Stock based compensation					1,057					1,057
Restricted stock issued			234	2						2
Restricted stock forfeited or withheld to satisfy tax obligations			(214)	(2)		85	(316)			(318)
Performance-Based Restricted Stock Units eligible to vest			(548)	(6)						(6)
Performance-Based Restricted Stock Units forfeited			(100)	(1)						(1)
Purchase of treasury stock under stock repurchase plan						367	$(1,271)			(1,271)
Balance at September 30, 2019	—	$—	69,254	$693	$225,658	15,207	$(120,171)	$80,465	$(33,360)	153,285
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from (used in) operating activities:
Net income (loss)	$(32,010)	$9,030
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	9,079	7,201
Deferred income taxes	(2,220)	573
Amortization of deferred financing costs	110	110
Stock based compensation	4,936	4,135
Impairment of intangible assets	15,200	—
Impairment of goodwill	23,626	—
Impairment of equity investment	2,002	—
Change in accrual for unrecognized tax benefits	62	319
Gain on sale of equity investment	(200)	—
Loss on sale of business	—	537
Changes in operating assets and liabilities:
Accounts receivable	4,297	7,244
Prepaid expenses and other assets	(251)	66
Capitalized contract costs	954	1,602
Accounts payable and accrued expenses	(2,895)	(8,144)
Income taxes receivable/payable	(126)	923
Deferred revenue	(9,499)	(4,774)
Other, net	1,379	166
Net cash flows from operating activities	14,444	18,988
Cash flows from (used) in investing activities:
Net cash received from sale of businesses	—	2,683
Net cash received from sale of equity investment	200	—
Purchases of fixed assets	(12,536)	(10,345)
Net cash flows used in investing activities	(12,336)	(7,662)
Cash flows from (used in) financing activities:
Payments on long-term debt	(9,444)	(25,000)
Proceeds from long-term debt	36,444	15,000
Payments under stock repurchase plan	(5,930)	(1,762)
Purchase of treasury stock related to vested restricted stock and performance stock units	(1,742)	(1,366)
Net cash flows from (used in) financing activities	19,328	(13,128)
Effect of exchange rate changes	(12)	(216)
Net change in cash and cash equivalents for the period	21,424	(2,018)
Cash and cash equivalents, beginning of period	5,381	6,472
Cash and cash equivalents, end of period	$26,805	$4,454

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report on Form 10-K”). Operating results for the nine month period ended September 30, 2020 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine month period ended September 30, 2020, except as disclosed in Notes 6, 8 and 9 relating to impairments to equity method investments, intangible assets, and goodwill, respectively.

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

Disaggregation of revenue

Our brands serve various economic professions, such as technology, security cleared, and financial. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Dice	$19,823	$22,915	$62,797	$69,276
ClearanceJobs	7,326	6,320	21,333	18,116
eFinancialCareers	6,101	7,941	19,537	24,263
Total	$33,250	$37,176	$103,667	$111,655

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of September 30, 2020	As of December 31, 2019

Receivables	$16,698	$21,158
Short-term contract liabilities (deferred revenue)	41,410	50,568
Long-term contract liabilities (deferred revenue)	508	1,058

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

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$23,724	$27,122	$46,172	$49,653

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2020	2021	2022	2023	Total
Tech-focused	$23,197	$18,459	$239	$23	$41,918

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

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company has evaluated the 40% common share interest in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment is recorded at zero at September 30, 2020.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease cost were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost*	$942	$1,073	$3,122	$3,381
Sublease income	(178)	(332)	(838)	(986)
Total lease cost	$764	$741	$2,284	$2,395

* Includes short-term lease costs and variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,319	$3,405

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$292	$1,653

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	September 30, 2020	December 31, 2019
Operating lease right-of-use-assets	$17,003	$19,712

Operating lease liabilities - current	3,324	3,643
Operating lease liabilities - non-current	14,305	16,664
Total operating lease liabilities	$17,629	$20,307

Weighted Average Remaining Lease Term (in years)
Operating leases	5.1	5.9

Weighted Average Discount Rate
Operating leases	4.02%	4.00%

As of September 30, 2020, future operating lease payments were as follows (in thousands):

Operating Leases
October 1, 2020 through December 31, 2020	$989
2021	3,974
2022	3,723
2023	3,495
2024	3,014
2025 and Thereafter	4,455

Total lease payments	$19,650
Less imputed interest	2,021
Total	$17,629

As of September 30, 2020 the Company has no additional operating or finance leases that have not yet commenced.

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

As of September 30, 2020 and December 31, 2019, the Company had an indefinite-lived acquired intangible asset of $23.8 million and $39.0 million, respectively, related to the Dice trademarks and brand name. During the first quarter of 2020, because of the initial impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows that are attributable to the Dice trademarks and brand name, the Company performed an interim impairment analysis. As a result of the analysis, the Company recorded an impairment charge of $7.2 million during the first quarter of 2020. During the third quarter of 2020, the impacts of the COVID-19 pandemic continued and the Company's projected earnings and cash flows that are attributable to the Dice trademarks and brand name declined as compared to the projections used in the March 31, 2020 analysis. As a result, the Company performed an interim impairment analysis as of September 30, 2020, which resulted in the Company recording an additional impairment charge of $8.0 million during the three month period ended September 30, 2020. No impairment was recorded during the three and nine month periods ended September 30, 2019.

The projections utilized in the March 31 and September 30, 2020 analyses included a decline in revenues caused by the COVID-19 pandemic that are attributable to the Dice trademarks and brand name for the year ending December 31, 2020 compared to the year ended December 31, 2019. The September 30, 2020 analysis included a further decline in revenues caused by the COVID-19 pandemic that are attributable to the Dice trademarks and brand name for the year ending December 31, 2021 compared to the year ended December 31, 2020 and then increasing to rates approximating industry growth projections, although peaking at rates slightly lower than in the March 31, 2020 analysis. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Cash flows that are attributable to the Dice trademarks and brand name are projected to decline for the year ending December 31, 2020 compared to the year ended December 31, 2019 as a result of the lower revenue, but partially offset by reductions to operating expenses. Operating expenses, excluding impairments, utilized in the March 31 and September 30, 2020 analyses are projected to decline for the year ending December 31, 2020 as compared to the year ended December 31, 2019, including a reduction in operating margin. The March 31, 2020 analysis included modest operating margin improvements during the year ending December 31, 2021 and beyond while the September 30, 2020 analysis included a small reduction in operating margin during the year ending December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. In the March 31, 2020 and September 30, 2020 analyses, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 5.0% and 4.0%, respectively, based on comparable industry studies and a discount rate of 17.5% and 15.5%, respectively. The decline in the royalty rate is due to revenue declines and impacts of the COVID-19 pandemic and the decline in the discount rate is primarily due to the lower projections, as compared to the March 31, 2020 analysis.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   GOODWILL

The following table shows the carrying amount of goodwill as of December 31, 2019 and September 30, 2020 and the changes in goodwill for the nine month period ended September 30, 2020 (in thousands):

Goodwill at December 31, 2019	$156,059
Foreign currency translation adjustment	(1,301)
Impairment	(23,626)
Goodwill at September 30, 2020	$131,132

The amount of goodwill as of September 30, 2020 allocated to the Tech-focused reporting unit was $131.1 million. The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. During the first quarter of 2020, because of the initial impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the reporting unit, the Company performed an interim impairment analysis of goodwill. The results of the analysis indicated that the fair value of the Tech-focused reporting unit was not substantially in excess of the carrying value as of March 31, 2020. The percentage by which the estimated fair value exceeded carrying value for the Tech-focused reporting unit at March 31, 2020 was less than 1%. During the third quarter of 2020, the impacts of the COVID-19 pandemic continued and the Company's projected earnings and cash flows for the Tech-focused reporting unit declined as compared to the projections used in the March 31, 2020 analysis. As a result, the Company performed an interim impairment analysis as of September 30, 2020, which resulted in the Company recording an impairment charge of $23.6 millions during the three month period ended September 30, 2020. No impairment was recorded during the three and nine month periods ended September 30, 2019.

Revenue projections for the Tech-focused reporting unit declined compared to the projections used in the March 31, 2020 analysis due to the continued impacts of the COVID-19 pandemic. The September 30, 2020 analysis included a further decline in revenues attributable to the Tech-focused reporting unit for the year ending December 31, 2021 compared to the year ended December 31, 2020 and then increasing to rates approximating industry growth projections, although peaking at rates slightly lower than in the March 31, 2020 analysis. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the length and impacts of the COVID-19 pandemic, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Future cash flows attributable to the Tech-focused reporting unit are projected to decline for the year ending December 31, 2020 compared to the year ended December 31, 2019 as a result of the lower revenue, but partially offset by reductions to operating expenses. Operating expenses, excluding impairments, utilized in the March 31 and September 30, 2020 analyses are projected to decline for the year ending December 31, 2020 as compared to the year ended December 31, 2019, including a reduction in operating margin. The March 31, 2020 analysis included modest operating margin improvements during the year ending December 31, 2021 and beyond while the September 30, 2020 analysis included a small reduction in operating margin during the year ending December 31, 2021 and then increasing modestly.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results. The discount rate applied for the Tech-focused reporting unit in the September 30, 2020 analysis was 14.5%, compared to 16.5% at March 31, 2020. The decline in the discount rate is primarily due to the lower projections, as compared to the March 31, 2020 analysis. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, uncertainty related to COVID-19, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

10.    INDEBTEDNESS

Credit Agreement—In November 2018, the Company, together with Dice, Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in November 2023, and replaced the previously

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2020, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by two of the Company’s U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

The amounts borrowed as of September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Amounts borrowed:
Revolving credit facility	$37,000	$10,000
Less: deferred financing costs, net of accumulated amortization of $282 and $172	(454)	(565)
Total borrowed	$36,546	$9,435

Available to be borrowed under revolving facility, subject to certain limitations	$53,000	$80,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	1.75%
Actual interest rates	2.19%	3.56%

Commitment Fee	0.35%	0.30%

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

12.    EQUITY TRANSACTIONS

Stock Repurchase Plans—The Company's Board of Directors ("Board") approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the Stock Repurchase Plans approved by the Board:

	May 2018 to May 2019	May 2019 to May 2020	May 2020 to May 2021
Approval Date	May 2018	April 2019	May 2020
Authorized Repurchase Amount of Common Stock	$7 million	$7 million	$5 million

As of September 30, 2020 the value of shares that may yet be purchased under the current plan was $3.6 million.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares repurchased[1]	349,273	367,155	2,351,940	617,300
Average purchase price per share[2]	$2.45	$3.46	$2.52	$2.86
Dollar value of shares repurchased (in thousands)	$854	$1,271	$5,930	$1,762
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

There were 7,811 unsettled share repurchases as of September 30, 2020 and no unsettled share repurchases as of September 30, 2019.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

Three Months Ended September 30, 2020	Accrual at June 30, 2020	Expense	Cash Payments	Accrual at September 30, 2020
Severance and retention	$129	$—	$—	$129
Lease exit and related asset impairment costs	273	—	(13)	260
Total disposition related and other costs	$402	$—	$(13)	$389

Three Months Ended September 30, 2019	Accrual at June 30, 2019	Expense	Cash Payments	Accrual at September 30, 2019
Severance and retention	$817	$—	$(292)	$525
Professional fees and other costs	59	—	(37)	22
Lease exit and related asset impairment costs	590	—	(175)	415
Total disposition related and other costs	$1,466	$—	$(504)	$962

Nine Months Ended September 30, 2020	Accrual at December 31, 2019	Expense	Cash Payments	Accrual at September 30, 2020
Severance and retention	$145	$—	$(16)	$129
Lease exit and related asset impairment costs	365	—	(105)	260
Total disposition related and other costs	$510	$—	$(121)	$389

Nine Months Ended September 30, 2019	Accrual at December 31, 2018	Expense	Cash Payments	Accrual at September 30, 2019
Severance and retention	$1,089	$1,258	$(1,822)	$525
Professional fees and other costs	1,271	442	(1,691)	22
Lease exit and related asset impairment costs	947	—	(532)	415
Total disposition related and other costs	$3,307	$1,700	$(4,045)	$962

14.    STOCK BASED COMPENSATION

Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors.

The Company recorded total stock based compensation expense of $1.5 million and $4.9 million during the three and nine month periods ended September 30, 2020, respectively, and $1.1 million and $4.1 million during the three and nine month periods ended September 30, 2019, respectively. At September 30, 2020, there was $10.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

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

A summary of the status of restricted stock awards as of September 30, 2020 and 2019 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	4,153,171	$2.48	4,549,079	$2.31
Granted	282,500	$2.34	233,000	$3.50
Forfeited	(74,586)	$2.63	(213,875)	$2.40
Vested	(204,816)	$2.42	(215,026)	$1.80
Non-vested at end of period	4,156,269	$2.47	4,353,178	$2.39

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,994,787	$2.46	4,518,932	$2.32
Granted	2,143,000	$2.68	2,100,790	$2.65
Forfeited	(354,884)	$2.85	(441,500)	$2.75
Vested	(1,626,634)	$2.64	(1,825,044)	$2.43
Non-vested at end of period	4,156,269	$2.47	4,353,178	$2.39

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. The first agreement expired and was terminated during the first quarter of 2020. Under the second agreement, the fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the years ended December 31, 2020 and 2019, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period. For the performance period ending December 31, 2020, as a result of the COVID-19 pandemic and its impact on the overall economy, the bookings targets were modified during the third quarter of 2020. Accordingly, the Company remeasured the awards. As of September 30, 2020, there were 1,572,756 unvested shares related to the second agreement.

There was no cash flow impact resulting from the grants.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of PSUs as of September 30, 2020 and 2019 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,587,607	$2.50	1,722,500	$2.48
Forfeited	(14,851)	$2.55	(100,000)	$2.35
Non-vested at end of period	1,572,756	$2.41	1,622,500	$2.49

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,664,650	$2.53	1,255,000	$3.45
Granted	911,460	$2.65	740,000	$2.40
Forfeited	(680,778)	$3.27	(372,500)	$5.56
Vested	(322,576)	$1.92	—	$—
Non-vested at end of period	1,572,756	$2.41	1,622,500	$2.49

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the nine months ended September 30, 2020 and 2019.

A summary of the status of options previously granted as of September 30, 2020 and 2019, and the changes during the periods then ended, is presented below:

	Three Months Ended September 30, 2020
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

	Nine Months Ended September 30, 2020
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

The weighted-average remaining contractual term of options exercisable at September 30, 2020 is 0.4 years. The following table summarizes information about options outstanding as of September 30, 2020:

Exercise Price	Options Outstanding and Exercisable	Weighted- Average Remaining Contractual Life
		(in years)
$ 7.00 - $ 7.99	100,000	0.4
$ 8.00 - $ 8.99	10,000	1.0
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
United States	$27,633	$29,873	$85,695	$89,379
United Kingdom	3,006	4,146	9,659	13,286
EMEA and APAC(1)	2,611	3,157	8,313	8,990
Non-United States	5,617	7,303	17,972	22,276
Total revenues	$33,250	$37,176	$103,667	$111,655

	As of		As of
	March 31,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Long-lived assets2:
United States			$33,229	$30,260
United Kingdom			6,438	8,307
EMEA and APAC(1)			1,031	1,497
Non-United States			7,469	9,804
Total long-lived assets			$40,698	$40,064

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
(2) Long-lived assets include fixed assets and lease right of use assets.

16.    EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents, where dilutive. For the three and nine month period ended September 30, 2020, 1.4 million and 1.3 million dilutive shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. Outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted EPS were approximately 2.3 million and 2.3 million shares for the three and nine month periods ended September 30, 2020, and approximately 0.4 million and 0.6 million shares for the three and nine month periods ended September 30, 2019, respectively. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(27,322)	$4,381	$(32,010)	$9,030

Weighted-average shares outstanding—basic	47,955	48,974	48,503	48,668
Add shares issuable from stock-based awards	—	3,163	—	2,930
Weighted-average shares outstanding—diluted	47,955	52,137	48,503	51,598

Basic earnings (loss) per share	$(0.57)	$0.09	$(0.66)	$0.19
Diluted earnings (loss) per share	$(0.57)	$0.08	$(0.66)	$0.18

17. INCOME TAXES

The Company’s effective tax rate was 5% and 6% for the three and nine months ended September 30, 2020, respectively, and 14% and 25% for the three and nine months ended September 30, 2019, respectively. The following items caused the effective tax rate to differ from the U.S. statutory rate:
•Tax expense of $4.2 million and $4.8 million during the three and nine months ended September 30, 2020, respectively, from nondeductible impairment charges.
•Tax deficiencies of $0.5 million and $0.4 million during the nine months ended September 30, 2020 and 2019, respectively, related to the vesting or settlement of share-based compensation awards.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•A tax benefit of $0.2 million during the nine months ended September 30, 2020, from the expiration of the statute of limitations in certain foreign jurisdictions.
•A tax benefit of $0.2 million during the three months ended September 30, 2019, related to the transition tax on the deemed repatriation of foreign earnings.
•A tax benefit of $0.2 million during the three months ended September 30, 2019, related to the divestiture of businesses.

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

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the impact of the coronavirus COVID-19 outbreak on our operations and financial results, geopolitical events such as the uncertainty surrounding the UK's departure from the European Union (EU), civil unrest in Hong Kong and uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment, gain or loss on sale of businesses, and certain other income or expense items, as defined, (“Adjusted EBITDA") and Adjusted EBITDA Margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for definitions of these measures as well as reconciliations to the comparable GAAP measure.

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

Recent Developments

None.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Company sells recruitment packages that can include access to our databases of resumes and job posting capabilities. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At September 30, 2020 and 2019, Dice had approximately 5,300 and 6,100 total recruitment package customers in the U.S., respectively. The average monthly revenue per U.S. recruitment package customer was $1,122 and $1,135 for the three and nine months ended September 30, 2020, respectively, and was $1,131 and $1,132 for the three and nine months ended September 30, 2019, respectively. The decline in the third quarter of 2020 was due to the negative impacts of the COVID-19 pandemic. Deferred revenue, as shown on the Condensed Consolidated Balance sheets, reflects customer billings made in advance of services being rendered. Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts. We believe backlog to be an important measure of our business as it represents our ability to generate future revenue. A summary of our deferred revenue and backlog as of September 30, 2020, December 31, 2019, and September 30, 2019 are presented in the table below.

Summary of Deferred Revenue and Backlog:	9/30/2020	12/31/2019	9/30/2019
Deferred Revenue	$41,918	$51,626	$51,097
Contractual commitments not invoiced	22,655	37,093	22,664
Backlog[1]	$64,573	$88,719	$73,761

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at September 30, 2020 declined $24.1 million and $9.2 million from December 31, 2019 and September 30, 2019, respectively. Compared to December 31, 2019, the decrease is due to the negative impacts of COVID-19 and normal seasonal changes due to a higher concentration of contract renewals surrounding the end of each calendar year and the resulting usage of those contracts. Compared to September 30, 2019, the decrease is driven by the negative impacts of COVID-19, lower renewal rates in the Dice brand, and uncertainty around Brexit and political unrest in Hong Kong negatively impacting eFinancialCareers. This decrease was partially offset by a backlog increase at ClearanceJobs.

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

The Company continues to evolve and present new software products and features to attract and engage qualified professionals and match them with employers. For example, thus far in 2020, the Company has released Dice IntelliSearch-Based Job Alerts, Dice Private Email, Dice Remote Jobs, Dice Recruiter Profile, ClearanceJobs Client Team Dashboard, ClearanceJobs Workflow, eFinancialCareers Messaging, Video and Voice Calling, and eFinancialCareers Job Alerts. During the year ended December 31, 2019, the Company released Dice Candidate MatchTM, Dice Job Search and Job Alerts, ClearanceJobs NextGen, ClearanceJobs Pulse, ClearanceJobs BrandAmp, eFinancialCareers Recruiter Profile, and eFinancialCareers Candidate Profile. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new customers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the innovative products noted above.

Other material factors that may affect our results of operations include our ability to attract qualified professionals that become engaged with our websites and our ability to attract customers with relevant job opportunities. The more qualified professionals that use our websites, the more attractive our websites become to employers and advertisers, which in turn makes them more likely to become our customers, resulting positively on our results of operations. If we are unable to continue to attract qualified professionals to engage with our two-sided marketplaces, our customers may no longer find our services attractive, which could have a negative impact on our results of operations. Additionally, we need to ensure that our websites remain relevant in order to attract qualified professionals to our websites and to engage them in high-value tasks, such as posting resumes and/or applying for jobs.

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

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Change	Foreign Exchange Impact (2)
	2020	2019
	(in thousands, except percentages)

Dice (1)	$19,823	$22,915	$(3,092)	(13)%	$—
ClearanceJobs	7,326	6,320	1,006	16%	—
eFinancialCareers	6,101	7,941	(1,840)	(23)%	154
Total revenues	$33,250	$37,176	$(3,926)	(11)%	$154

(1) Includes Dice U.S. and Career Events (formerly known as Targeted Job Fairs).
(2) Foreign exchange impact is calculated by determining the increase (decrease) in current period revenues where current period revenues are translated using prior period exchange rates.
For the three months ended September 30, 2020, we experienced a decrease in revenue of $3.9 million, or 11%. Revenue at Dice decreased $3.1 million, or 13%, compared to the same period in 2019 due to the impact of the COVID-19 pandemic driving lower renewal rates year over year. Revenues for ClearanceJobs increased $1.0 million, or 16%, as compared to the same period in 2019, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. eFinancialCareers revenue decreased $1.8 million, or 23%, as compared to the same period in 2019 due to the COVID-19 pandemic, uncertainty around Brexit, and political unrest in Hong Kong due to the imposition of the security law.

Cost of Revenues

	Three Months Ended September 30,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Cost of revenues	$4,249	$4,250	$(1)	—%
Percentage of revenues	12.8%	11.4%

Cost of revenues was approximately flat to the same period in 2019. Increases in compensation costs were offset by an increase in capitalized labor, which decreases operating expenses, and a decrease in consulting costs.

Product Development Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Product development	$4,029	$4,121	$(92)	(2)%
Percentage of revenues	12.1%	11.1%
Product development expenses decreased $0.1 million, or 2%, driven by higher capitalization of internal development costs, which decreases operating expenses. This was partially offset by an increase in compensation related costs due to higher headcount. Together, this decreased operating expenses $0.1 million. The higher capitalization of internal development costs resulted from the Company's continued focus on the design and development of product enhancements and features for the Company's sites.
Sales and Marketing Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Sales and marketing	$11,715	$13,615	$(1,900)	(14)%
Percentage of revenues	35.2%	36.6%

Sales and marketing expenses decreased $1.9 million, or 14% from the same period in 2019. Sales and marketing had an increase in compensation related costs of $1.0 million. This increase was offset by $2.0 million in reduced discretionary marketing expenses realized from efficiencies in vendor selection and volumes and a focus on higher yielding marketing investments and a $0.8 million reduction in other operational costs due to the COVID-19 pandemic, including travel and consulting costs.
General and Administrative Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
General and administrative	$7,402	$7,502	$(100)	(1)%
Percentage of revenues	22.3%	20.2%

General and administrative expenses decreased $0.1 million, or 1%, primarily due to a decrease in other operational costs of $0.6 million, including recruiting, facilities, professional fees and travel. The decrease was partially offset by an increase in non-cash stock stock based compensation costs of $0.5 million.

Depreciation

	Three Months Ended September 30,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Depreciation	$2,807	$2,415	$392	16%
Percentage of revenues	8.4%	6.5%
Depreciation expense increased $0.4 million or 16% from the same period in 2019, in connection with higher headcount driving higher capitalization of internal development costs, which are reflected as purchases of fixed assets in the Condensed Consolidated Statements of Cash Flows.

Impairment of Intangible Assets

	Three Months Ended September 30,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of intangible assets	$8,000	$—	$8,000	—%
Percentage of revenues	24.1%	—%

The Company has an indefinite-lived acquired intangible asset related to the Dice trademarks and brand name. During the third quarter of 2020, because of the impacts of the COVID-19 pandemic, the Company performed an interim impairment analysis of the Dice trademarks and brand name. As a result of the analysis, the Company recorded an impairment charge of $8.0 million in the third quarter of 2020. See also Note 8 of the Notes to the Condensed Consolidated Financial Statements.
Impairment of Goodwill

	Three Months Ended September 30,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of goodwill	$23,626	$—	$23,626	—%
Percentage of revenues	71.1%	—%

During the third quarter of 2020, because of the impacts of the COVID-19 pandemic, the Company performed an interim impairment analysis of goodwill. As a result of the analysis, the Company recorded an impairment charge of $23.6 million in the third quarter of 2020. See also Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Operating Income (Loss)

	Three Months Ended September 30,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Revenue	$33,250	$37,176	$(3,926)	(11)%
Operating income (loss)	(28,578)	5,273	(33,851)	(642)%
Percentage of revenues	(85.9)%	14.2%

Operating loss for the three months ended September 30, 2020 was $28.6 million, a negative margin of 86%, compared to operating income of $5.3 million, a positive margin of 14%, for the same period in 2019, a decrease of $33.9 million. The decrease in operating income and percentage margin were primarily driven by the impairments of goodwill and intangible assets of $31.6 million in the third quarter of 2020.

Interest Expense and Other

	Three Months Ended September 30,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Interest expense and other	$274	$188	$86	46%
Percentage of revenues	0.8%	0.5%
Interest expense and other increased $0.1 million, or 46%, compared to the same period in 2019. Interest expense increased $0.1 million, primarily due to the higher weighted-average debt outstanding during the three months ended September 30, 2020 as the Company borrowed on its revolving credit facility in the first quarter of 2020 for liquidity protection during the COVID-19 pandemic.
Income Taxes

	Three Months Ended September 30,
	2020	2019
	(in thousands, except percentages)
Income (loss) before income taxes	$(28,852)	$5,085
Income tax expense (benefit)	(1,530)	704
Effective tax rate	5.3%	13.8%

Our effective tax rate of 5.3% for the three months ended September 30, 2020 differed from the U.S. statutory rate due to tax expense of $4.2 million from nondeductible impairment charges and due to the allocation of loss between jurisdictions. The tax rate of 13.8% for the three months ended September 30, 2019 was lower than the statutory rate due to tax benefits of $0.2 million related to the transition tax on the deemed repatriation of foreign earnings and $0.2 million related to the divestiture of businesses.

Earnings (loss) per Share

	Three Months Ended September 30,
	2020	2019
	(in thousands, except per share amounts)
Net income	$(27,322)	$4,381
Weighted-average shares outstanding—diluted	47,955	52,137
Diluted earnings (loss) per share	$(0.57)	$0.08

Diluted earnings (loss) per share was $(0.57) and $0.08 for the three month periods ended September 30, 2020 and 2019, respectively. The decrease in earnings (loss) per share was primarily driven by the non-cash impairment charges.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change	Foreign Exchange Impact (2)
	2020	2019
	(in thousands, except percentages)
Tech-focused
Dice (1)	$62,797	$69,276	$(6,479)	(9)%	$—
ClearanceJobs	21,333	18,116	3,217	18%	—
eFinancialCareers	19,537	24,263	(4,726)	(19)%	(183)
Total revenues	$103,667	$111,655	$(7,988)	(7)%	$(183)

(1) Includes Dice U.S. and Career Events (formerly known as Targeted Job Fairs)
(2) Foreign exchange impact is calculated by determining the increase (decrease) in current period revenues where current period revenues are translated using prior period exchange rates.

We experienced a decrease in revenue of $8.0 million, or 7%. Revenue at Dice decreased by $6.5 million, or 9%, compared to the same period in 2019, with the COVID-19 pandemic, decrease in recruitment package customers and renewal rates contributing to the overall decrease. Revenue at ClearanceJobs increased by $3.2 million, or 18%, as compared to the same period in 2019, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. eFinancialCareers revenue decreased by $4.7 million, or 19%, compared to the same period in 2019 primarily due the COVID-19 pandemic, uncertainty around Brexit, and political unrest in Hong Kong.
Cost of Revenues

	Nine Months Ended September 30,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Cost of revenues	$12,584	$11,991	$593	5%
Percentage of revenues	12.1%	10.7%

Cost of revenues increased $0.6 million, or 5%, primarily driven by an increase in compensation related costs, partially offset by higher capitalization of internal development costs, which decreases operating expenses. Together, this increased expense $0.6 million.
Product Development Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Product development	$11,968	$12,708	$(740)	(6)%
Percentage of revenues	11.5%	11.4%

Product Development expenses decreased $0.7 million, or 6%, driven by higher capitalization of internal development costs, which decreases operating expenses. This was partially offset by an increase in compensation related costs due to higher headcount. Together, this decreased expense $0.2 million. The higher capitalization of internal development costs resulted from the Company's continued focus on the design and development of product enhancements and features for the Company's sites. The Company also noted a decrease in consulting, travel and other operational costs due to COVID-19 of $0.5 million.

Sales and Marketing Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Sales and marketing	$38,550	$41,668	$(3,118)	(7)%
Percentage of revenues	37.2%	37.3%

Sales and marketing expenses decreased $3.1 million, or 7% from the same period in 2019. Sales and marketing had an increase in compensation related costs of $3.9 million. This increase was offset by $5.0 million in reduced discretionary marketing expenses realized from efficiencies in vendor selection and volumes and a focus on higher yielding marketing investments and a $2.1 million reduction in other operational costs due to the COVID-19 pandemic, including travel and consulting.
General and Administrative Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
General and administrative	$24,035	$23,220	$815	4%
Percentage of revenues	23.2%	20.8%

General and administrative costs increased $0.8 million, or 4%, primarily due to an increase in compensation related costs of $0.7 million and a $0.8 million increase in non-cash stock based compensation costs. These increases were partially offset by reductions in other operational costs of $0.7 million due to the COVID-19 pandemic, including consulting, recruiting, facilities and travel.
Depreciation

	Nine Months Ended September 30,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Depreciation	$9,079	$7,201	$1,878	26%
Percentage of revenues	8.8%	6.4%
Depreciation expense increased $1.9 million, or 26%, from the same period in 2019, in connection with higher headcount driving higher capitalization of internal development costs, which are reflected as purchases of fixed assets in the Condensed Consolidated Statements of Cash Flows.
Impairment of Intangible Assets

	Nine Months Ended September 30,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of intangible assets	$15,200	$—	$15,200	—%
Percentage of revenues	14.7%	—%

The Company has an indefinite-lived acquired intangible asset related to the Dice trademarks and brand name. During the first and third quarters of 2020, because of the impacts of the COVID-19 pandemic, the Company performed interim impairment analyses of the Dice trademarks and brand name. As a result of the analysis, the Company recorded impairment charges totaling $15.2 million during the nine months ended September 30, 2020. See also Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Impairment of Goodwill

	Nine Months Ended September 30,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of goodwill	$23,626	$—	$23,626	—%
Percentage of revenues	22.8%	—%

During the third quarter of 2020, because of the impacts of the COVID-19 pandemic, the Company performed an interim impairment analysis of goodwill. As a result of the analysis, the Company recorded an impairment charge of $23.6 million in the third quarter of 2020. See also Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Disposition Related and Other Costs

	Nine Months Ended September 30,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Disposition related and other costs	$—	$1,700	$(1,700)	(100)%
Percentage of revenues	—%	1.5%
The disposition related and other costs of $1.7 million for the nine months ended September 30, 2019, as described in Note 13 to the Condensed Consolidated Financial Statements, are primarily due to severance and related costs incurred while reorganizing the Tech-focused business.

Operating Income (Loss)

	Nine Months Ended September 30,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Revenue	$103,667	$111,655	$(7,988)	(7)%
Operating income (loss)	(31,375)	12,630	(44,005)	(348)%
Percentage of revenues	(30.3)%	11.3%

Operating loss for the nine months ended September 30, 2020 was $31.4 million, a negative margin of 30%, as compared to operating income of $12.6 million, a positive margin of 11%, for the same period in 2019. The decrease in operating income and percentage margin were primarily driven by the non-cash impairments of goodwill and intangible assets of $38.8 million in the 2020 period, partially offset by the disposition and related costs of $1.7 million in the 2019 period.
Interest Expense and Other

	Nine Months Ended September 30,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Interest expense and other	$618	$512	$106	21%
Percentage of revenues	0.6%	0.5%
Interest expense and other increased $0.1 million, or 21%, from the same period in 2019. Interest expense increased $0.3 million, primarily due to the higher weighted-average debt outstanding during the nine months ended September 30, 2020 as the Company borrowed on its revolving credit facility in the first quarter of 2020 for liquidity protection during the COVID-19 pandemic. The increase in interest expense was offset by a $0.2 million gain recognized in the second quarter of 2020 on the sale of the Company's 20% interest in BioSpace.

Impairment of Equity Investment

	Nine Months Ended September 30,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of equity investment	$(2,002)	$—	$(2,002)	—%
Percentage of revenues	(6.0)%	0.0%
During the first quarter of 2020, due to the impacts from the COVID-19 pandemic, the Company determined the value of its 7.6% interest in a leading tech skills assessment company to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020.
Income Taxes

	Nine Months Ended September 30,
	2020	2019
	(in thousands, except percentages)
Income (loss) before income taxes	$(33,995)	$12,118
Income tax expense (benefit)	(1,985)	3,088
Effective tax rate	5.8%	25.5%

Our effective tax rate of 5.8% for the nine months ended September 30, 2020 was lower than the U.S. statutory rate due to tax expense of $4.8 million from nondeductible impairment charges; a tax deficiency of $0.5 million related to the vesting or settlement of share-based compensation awards; and a tax benefit of $0.2 million from the expiration of the statute of limitations in certain foreign jurisdictions.
The tax rate of 25.5% for the nine months ended September 30, 2019 exceeded the statutory rate due to a tax deficiency of $0.4 million related to the vesting or settlement of share-based compensation awards.
Earnings per Share

	Nine Months Ended September 30,
	2020	2019
	(in thousands, except per share amounts)
Net income (loss)	$(32,010)	$9,030
Weighted-average shares outstanding—diluted	48,503	51,598
Diluted earnings (loss) per share	$(0.66)	$0.18

Diluted earnings (loss) per share was $(0.66) and $0.18 for the nine months ended September 30, 2020 and 2019, respectively. The decrease in earnings (loss) per share was primarily driven by the non-cash impairment charges during 2020.

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

A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2020 and 2019 follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$(32,010)	$9,030
Interest expense	835	512
Income tax expense (benefit)	(1,985)	3,088
Depreciation	9,079	7,201
Non-cash stock based compensation	4,936	4,135
Loss on sale of business	—	537
Disposition related and other costs	—	1,700
Legal contingencies and related fees	—	163
Impairment of intangible assets	15,200	—
Impairment of goodwill	23,626	—
Impairment of equity investment	2,002	—
Gain on sale of equity investment	(200)	—
Severance and related costs	1,421	—
Other	(18)	(61)
Adjusted EBITDA	$22,886	$26,305

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$14,444	$18,988
Interest expense	835	512
Amortization of deferred financing costs	(110)	(110)
Income tax expense (benefit)	(1,985)	3,088
Deferred income taxes	2,220	(573)
Change in accrual for unrecognized tax benefits	(62)	(319)
Change in accounts receivable	(4,297)	(7,244)
Change in deferred revenue	9,499	4,774
Disposition related and other costs	—	1,700
Legal contingencies and related fees	—	163
Severance and related costs	1,421	—
Changes in working capital and other	921	5,326
Adjusted EBITDA	$22,886	$26,305

A reconciliation of Adjusted EBITDA Margin for the nine months ended September 30, 2020 and 2019 follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Revenues	$103,667	$111,655
Adjusted EBITDA	$22,886	$26,305
Adjusted EBITDA Margin	22%	24%

Cash Flows
We have summarized our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands).

	Nine Months Ended September 30,
	2020	2019
Cash from operating activities	$14,444	$18,988
Cash used in investing activities	$(12,336)	$(7,662)
Cash from (used in) financing activities	$19,328	$(13,128)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2020, we had cash of $26.8 million compared to $5.4 million at December 31, 2019. Cash held by foreign subsidiaries totaled approximately $2.6 million and $1.9 million at September 30, 2020 and December 31, 2019, respectively. Cash and cash equivalent balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, we had $53.0 million in borrowing capacity under our $90.0 million Credit Agreement at September 30, 2020, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing U.S. cash and cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services, including from the impact of the COVID-19 pandemic. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $14.4 million and $19.0 million for nine month periods ended September 30, 2020 and 2019, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the 2020 period decreased $4.6 million compared to the same period of 2019 primarily due to lower billings to customers resulting from the COVID-19 pandemic, partially offset by cost savings implemented by the Company in response to the COVID-19 pandemic.
Investing Activities
Cash used in investing activities during the nine month period ended September 30, 2020 was $12.3 million compared to $7.7 million used in the same period of 2019. Cash used in investing activities in the nine month period ended September 30, 2020 increased from the comparable 2019 period due to higher capitalization of internally developed software of $2.2 million and $2.5 million lower receipts from the sale of businesses and equity investments.
Financing Activities
Cash provided by financing activities during the nine month period ended September 30, 2020 was $19.3 million, primarily driven by $27.0 million of net proceeds on long-term debt, partially offset by $7.7 million related to share repurchases. Cash used during the nine month period ended September 30, 2019 was $13.1 million, primarily driven by $10.0 million of net repayments on long-term debt and $3.1 million related to share repurchases.

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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2020, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements.

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

Commitments and Contingencies

The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of September 30, 2020:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$37,000	$—	$—	$37,000	$—
Operating lease obligations	19,650	989	7,697	6,509	4,455
Total contractual obligations	$56,650	$989	$7,697	$43,509	$4,455
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2020, we had $37.0 million outstanding under our Credit Agreement. Interest payments are due at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 10 “Indebtedness” in our Condensed Consolidated Financial Statements for additional information related to our Credit Agreement.

Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.19% (the rate in effect on September 30, 2020) on our current borrowings, interest payments are expected to be approximately $0.2 million for the remainder of 2020, and approximately $0.8 million per year in 2021-2023.
As of September 30, 2020, we had approximately $1.8 million of unrecognized tax benefits as liabilities, and it is uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2020 are $1.8 million of tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.5 million of its unrecognized tax benefits may be recognized in the next twelve months.
Impact of COVID-19 on our Business

The spread of the coronavirus disease (“COVID-19”) during the first three quarters of 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. COVID-19 has slowed recruitment activity for our businesses this year as employers have slowed hiring, which has reduced our revenues and operating cash flows. We expect the pandemic will continue to negatively impact our financial performance in the coming months, but, based on information currently available, we are not anticipating a significant long-term impact on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. However, the situation is uncertain and rapidly changing. The Company cannot at this time predict the ultimate impact that the COVID-19 pandemic will have on its financial condition and operations. In an effort to protect the health and safety of our employees, we have taken action to adopt social distancing policies at our locations around the world, including working from home, closing of our office locations where necessary, and suspending employee travel. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

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

Any slowdown in recruitment activity that occurs could negatively impact our revenues and results of operations. The COVID-19 pandemic has resulted in a slowdown of recruiting activity this year, which has negatively impacted our business. Alternatively, a decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and database licenses and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our recruitment services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to over a year.

From time to time, we see market slowdowns, which can lead to lower demand for recruiting technologists and financial and security cleared professionals. This year, the COVID-19 pandemic has led to a reduction in recruitment activity. If recruitment activity continues to slow in the industries in which we operate during 2020 and beyond, our revenues and results of operations will be negatively impacted.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.

Foreign Exchange Risk

We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America. For the three months ended September 30, 2020 and 2019, approximately 17% and 20% of our revenues were earned outside the United States, respectively, and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling, primarily, and the United States dollar and the translation of these. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income (loss), and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses for the nine months ended September 30, 2020 would have been a decrease of approximately $0.1 million to both revenues and expenses.

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

The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2020 and December 31, 2019, our cumulative translation adjustment decreased stockholders’ equity by $30.6 million and $29.2 million, respectively. The change from December 31, 2019 to September 30, 2020 is primarily attributable to the position of the British Pound sterling against the United States dollar.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of September 30, 2020, we had outstanding borrowings of $37.0 million under our Credit Agreement. If interest rates increased 1.0%, interest expense in 2020 on our current borrowings would increase by less than $0.1 million.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the Securities and Exchange Commission (the “SEC”). These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2020. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption during fiscal 2020. COVID-19 has slowed recruitment activity for our businesses this year as employers have slowed hiring, which has reduced our revenues and operating cash flows. We expect the pandemic will continue to negatively impact our financial performance in the coming months. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results in the future will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, and severity of the pandemic; governmental, business, and individuals’ actions that have been taken, and continue to be taken, in response to the pandemic; the impact of the pandemic on worldwide economic activity and actions taken in response; the effect on our clients and client demand for our services; our ability to sell and provide our services and solutions, including the impact of travel restrictions and from people working from home, and access to our systems; the ability of our clients to pay for our services on a timely basis or at all; the ability to maintain sufficient liquidity; and any closure of our offices. Any of these events, or related conditions, could materially adversely affect our business, financial condition, results of operations, cash flows, and stock price.

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of November 4, 2020, there have been no material changes from the risk factors previously disclosed, except for the above risk factor regarding COVID-19. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Our Board approved a stock repurchase program that permits the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the stock repurchase plans approved by the Board:

	May 2018 to May 2019	May 2019 to May 2020	May 2020 to May 2021
Approval Date	May 2018	April 2019	May 2020
Authorized Repurchase Amount of Common Stock	$7 million	$7 million	$5 million

During the quarter ended September 30, 2020, purchases of the Company's common stock pursuant to the Stock Repurchase Plan were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2020	182,023	$2.32	182,023	$4,045,039
August 1 through August 31, 2020	89,220	$2.65	89,220	$3,808,734
September 1 through September 30, 2020	78,030	$2.51	78,030	$3,613,011
Total	349,273	$2.45	349,273
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

Date:	November 4, 2020	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kevin Bostick
Kevin Bostick Chief Financial Officer
(Principal Financial Officer)