Form 10-K
period 2020-12-31
DHI GROUP, INC.
filed 2021-02-10
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
______________________________________________
 OR

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-33584
 ______________________________________________
DHI Group, Inc.
(Exact name of Registrant as specified in its Charter)
 ______________________________________________

Delaware	20-3179218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6465 South Greenwood Plaza, Suite 400
Centennial, Colorado	80111
(Address of principal executive offices)	(Zip Code)
(212) 448-6605
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DHX	New York Stock Exchange
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
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☑
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $101,000,000 as of June 30, 2020, the last business day of the registrant’s second fiscal quarter of 2020.
As of January 29, 2021, there were 52,240,161 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2020.

DHI GROUP, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS
Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, and descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:
•our ability to execute our tech-focused strategy;
•write-offs of goodwill, tradename and intangible assets;
•competition from existing and future competitors;
•changes in the recruiting and career services business and technologies, and the development of new products and services;
•failure to develop and maintain our reputation and brand recognition;
•failure to increase or maintain the number of customers who purchase recruitment packages;
•failure to attract qualified professionals or grow the number of qualified professionals who use our websites;
•results of operations fluctuate on a quarterly and annual basis;
•inability to successfully integrate future acquisitions or identify and consummate future acquisitions;
•misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property;
•disruption resulting from unsolicited offers to purchase the company;
•failure of our businesses to attract, retain and engage users;
•our foreign operations;
•inability to expand into international markets;
•unfavorable decisions in proceedings related to future tax assessments;
•taxation risks in various jurisdictions for past or future sales;
•significant downturn not immediately reflected in our operating results;
•our indebtedness;
•covenants in our Credit Agreement (as defined below);
•inability to borrow funds under our Credit Agreement or refinance our debt;
•compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);
•volatility in our stock price;
•failure to maintain internal controls over financial reporting;
•failure to timely and efficiently scale and adapt our existing technology and network infrastructure;
•capacity constraints, systems failures or breaches of network security;
•failure to realize the full potential of our network;
•decrease in user engagement;
•Internet search engine methodologies and their impact on our search result rankings;
•failure to halt the operations of websites that aggregate our data, as well as data from other companies;
•our reliance on third-party data hosting facilities;
•compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information;
•U.S. and foreign government regulation of the internet and taxation;
•a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction;
•loss of key executives and technical personnel and our ability to attract and retain key executives, including our CEO;
•increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economies or the industries we serve, labor shortages, or job shortages;
•decreases or delays in business-to-business technology advertising spending could harm our ability to generate advertising revenue;
•compliance with changing corporate governance requirements and costs incurred in connection with being a public company;
•changes in foreign currency exchange rates;
•the UK’s departure from the EU; and

•the impact of the novel coronavirus disease ("COVID-19") or other public health issues could have on our business and financial condition and the economy in general.

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

Introduction and Summary
This section provides an overview of DHI Group, Inc. (“Company” or “DHI”). Please see our consolidated financial statements included elsewhere in this report for additional discussion regarding our results of operations for the year ended December 31, 2020.

(in thousands)	FY 2020	FY 2019	Change
Revenues	$136,878	$149,370	(8)%
Operating income (loss) (1)	$(29,605)	$17,025	(274)%
Income (loss) before income taxes	$(32,434)	$16,324	(299)%
Net income (loss) (2)	$(30,015)	$12,551	(339)%
Diluted earnings (loss) per share (2)	$(0.62)	$0.24	(358)%
Net cash flows from operating activities	$18,683	$22,923	(18)%

Adjusted EBITDA (3)	$29,924	$34,859	(14)%
Adjusted EBITDA Margin (3)	22%	23%	n.m.

(1) Operating income for the year ended December 31, 2020 includes impairments of intangible assets and goodwill of $38.8 million. Operating income for the year ended December 31, 2019 includes disposition related and other costs of $1.7 million and a loss of $0.5 million related to the sale of Hcareers.

(2) Net loss and diluted loss per share for the year ended December 31, 2020 includes the negative impact of $37.9 million, net of tax, and $0.78 per share related to the items identified in number 1 above as well as the impairment of an equity investment and the impact of discrete tax items. Net income and diluted earnings per share for the year ended December 31, 2019 includes the negative impact of $1.6 million, net of tax, and $0.04 per share related to the items identified in number 1 above as well as the impact of discrete tax items.

(3) For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Non-GAAP Measures” located elsewhere in this report.

2020 Highlights	DHI's primary goals for 2020 were to invest in and to deliver even greater value to both clients and candidates of its three brands, Dice, ClearanceJobs, and eFinancialCareers, including marketplace capabilities and other innovative services to help employers build their tech workforce and technologists to manage their careers, amidst uncertainty and remote work. The Company also invested significantly in improving its sales and marketing capabilities to drive future growth, while maintaining EBITDA margins. Key results include:

Deliver Innovative Career Marketplace Features
Dice delivered additional career marketplace capabilities with the launch of Recruiter Profile, allowing clients to enrich profiles with photos, personal information and details, creating greater transparency and personalizing the recruiter behind the role; and Messaging to allow real-time career connection conversations within the platform.
Dice Remote Jobs launched in May, enabling employers to tap into pools of remote workers across the U.S. to increase talent pipelines and diversify work forces as part of a nationwide shift toward remote work while allowing easier filtering for technologists to apply for remote-only jobs.

ClearanceJobs further enhanced its dynamic career marketplace launching Favorites, allowing clients to flag top candidate prospects and receive alerts on activity; Automated Recruiter Workflow, allows recruiting teams to automate recruitment processes like connecting with potential candidates, sending introduction messages, or tagging candidates to a specific job opening, eliminating 3.5 hours of administrative task time per recruiter per day; and Client Team Dashboard, enabling clients to see the full view of their recruitment team activity, linking activities to successful hiring patterns.

eFinancialCareers completed the foundation of the marketplace, launching Job Alerts, which help candidates find jobs that fit their skills and interests, Enhanced Candidate Profile, enabling finance professionals to create a richer profile and eFC Follow, Voice, Video, a rich set of communication tools for recruiters and professionals to engage in career discussions virtually.

Strengthen Go-To-Market Capabilities
DHI transformed its sales function under new leadership with expansions of sales teams, account management (customer success), sales operations, and sales enablement. Specifically, the Company added 20 sales reps focusing on Dice SRC and commercial accounts, and ClearanceJobs.

Dice further cemented its position as a trusted market leader through stronger communication of new products and enhanced digital marketing initiatives. The result was over 10% year-over-year increase in candidate visible profiles, demonstrating greater trust in the platform and more than 45% growth in applications, delivering more relevant candidates for employers to grow their tech workforces.

Pivot to Growth
ClearanceJobs began selling directly to the federal government in addition to the government contractors that make up its historical customer base and in the process, added a potentially significant new market and growth vehicle.

Despite overall uncertainty in markets for the majority of 2020, Dice exceeded booking targets in the fourth quarter, indicating a pivot toward growth for 2021.

The Company maintained strong EBITDA margins of 22% while continuing to make strategic investments to maximize growth opportunities.

Company Profile

DHI was incorporated in Delaware on June 28, 2005 and is a leading provider of software products, online tools and services to deliver career marketplaces to candidates and employers globally. DHI's three brands — Dice, ClearanceJobs and eFinancialCareers— enable recruiters and hiring managers to efficiently search, match and connect with highly skilled technologists in specialized fields, particularly technology, those with active government security clearances and in financial services. Our mission is to empower technology professionals and organizations that hire them to compete and win through expert insights and relevant employment connections by delivering three key value propositions:
•Providing the best search and match solution for recruiters and employers;
•Delivering the most relevant and personalized technology career related content; and
•Aggregating and analyzing workforce intelligence data to deliver specialized insights.
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
Our Products and Services
We help organizations find the best talent, and we help technology, financial and security cleared professionals find the best jobs to advance their careers. Our vision is to create indispensable career marketplaces that match the highest quality candidates with the right career opportunities. Our solutions are available individually or bundled in packages, including:

•Talent databases. Each of our brands provide candidate databases with search capabilities that return relevant profiles, resumes, and social and web profiles that allow for a broader pool of talent. We help clients quickly find and connect with top talent to make their recruiting efforts more efficient.
•Job postings. Our job platforms are focused on specific verticals tailored to technology, finance and security-cleared individuals, making it easier for professionals to search for relevant jobs. In turn, the applications received by clients are more likely to be relevant and qualified compared to applications received on generalist sites. Providing professionals with the most relevant job postings benefits both the talent and the recruiting organization.
•Employer Branding. Each of our brands has a suite of offerings that help clients amplify their brand to reach more professionals. Possible solutions include display advertising, email, enhanced job postings or company profiles, and social targeting.
•Managed Services. This premium service delivers sourced and screened candidates to recruiters and employers.
•Content and data. Each of our brands provides tailored content to help professionals manage their careers and provide employers insight into recruiting strategies and trends.

Industry and Skill Focused Brands
During 2020 we offered our talent acquisition and career development products and tools through the following key brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
Dice[2]	30	Technology and engineering in the U.S.	Recruitment packages¹, career fairs and open houses
ClearanceJobs	18	Security-cleared professionals	Recruitment packages¹
eFinancialCareers	20	Financial services and technology	Recruitment packages¹ and job postings
¹ Recruitment packages are a combination of job postings and/or access to our searchable database of candidates.
[2] Includes Career Events
Dice has been a go-to destination for technology and engineering talent in the United States for the past 30 years. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals. Dice had approximately 58,000 job postings as of December 31, 2020 and during 2020, Dice had, on average, approximately 1.5 million monthly users.
Customers can purchase recruitment packages, job postings or advertisements. Approximately 94% of Dice revenue was derived from recruitment packages in 2020. Recruitment packages offer our customers the ability to access the candidate resume database and post up to a specified number of jobs. Customers are encouraged to purchase our recruitment packages on an annual basis. Candidate Match and Search on Dice is powered by IntelliSearch, a proprietary machine-learning technology that is foundational to many Dice products and services.
Professionals can post their resumes, search jobs and access our career-related content, news and tools. Skill Center, a tool implemented by Dice, uses data aggregated from across the web to show skills trends, giving professionals insights into potential skills gaps and development areas. Salary Predictor and Salary Calculator offer real-time salary tools leveraging predictive analysis to help tech professionals and employers discover tailored salary estimates based on skills, job titles, years of experience and location. Job Search and Job Alerts deliver tailored and personalized career opportunities to candidates.
ClearanceJobs is a leading Internet-based career network dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. ClearanceJobs NextGen platform provides opportunities for employers and candidates to engage in real-time through messaging and employers to promote brand differentiators through BrandAmp and Pulse. The majority of candidates with resumes in our database have high-level security clearance. ClearanceJobs had approximately 53,000 job postings as of December 31, 2020 and during 2020, ClearanceJobs had, on average, 621,000 monthly users.
eFinancialCareers is one of the world’s leading financial services careers websites, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, Australia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFinancialCareers to advance their careers. Employers can engage with financial services professionals through real-time messaging and promote their employment brand through Recruiter Profiles. eFinancialCareers had approximately 14,500 job postings as of December 31, 2020 and during 2020, eFinancialCareers had, on average, 2.0 million monthly users.
During 2018, our results also included the activities related to the following brands:

Service	Specialized Focus	Primary Source of Revenues
Dice Europe[2]	Technology and engineering in the U.K. and Germany	Job postings and advertising
Rigzone[3]	Oil and gas	Recruitment packages¹ and advertising
BioSpace[4]	Biotechnology	Job postings and advertising
Hcareers[5]	Hospitality	Job postings

¹ Recruitment packages are a combination of job postings and/or access to our searchable database of candidates.
[2] Dice Europe ceased operations on August 31, 2018.
[3] Rigzone sold the RigLogix portion of the Rigzone business on February 20, 2018 and DHI transferred majority ownership of remaining Rigzone business to Rigzone management on August 31, 2018.
4 DHI transferred majority ownership of BioSpace on January 31, 2018 to BioSpace management and sold its remaining minority stake in BioSpace to BioSpace management on April 30, 2020.
[5] Hcareers was sold May 22, 2018.
Our Industry
We primarily operate in the talent discovery and acquisition segment of the broader market for human capital management services through career sites for technology professionals. There is a shortage of skilled professionals worldwide and we believe that the overall demand for talent acquisition and career development products and services has significant long-term growth potential.
We also believe that certain industries that employ highly-skilled and highly-paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. For example, as of December 2020, the seasonally unadjusted U.S. unemployment rate was 3.0% for computer-related occupations and 3.1% in the finance sector, as compared to the overall national average of 6.7%, seasonally adjusted. Historically, the unemployment rate for college graduates has been lower than the unemployment rate for the U.S. overall. As of December 2020, the seasonally unadjusted unemployment rate for college graduates was 3.6%. We believe that there are four major trends that will continue to shape demand for talent acquisition services:

•Greater competition for professional talent. The candidate-employer relationship has changed, with the balance of power shifting towards the candidates. As more companies leverage technology to advance their business, employers will increasingly need to hire tech talent to compete. According to analysis from Microsoft, world-wide digital jobs are expected to grow from 41 million in 2020 to 190 million in 2025.
•Continued professional interest in career brands specific to industry and skills. Our services focus on domains or industries that require specialized skills and knowledge and, thus, customized content, profiles and search parameters. In addition, the technology professionals often share a sense of personal identity and community that goes beyond the confines of their careers. We believe that both specialized skills and the sense of personal identity and community lead professionals in our verticals to prefer specialized career brands over generalist ones.
•Talent attraction and retention becoming more of a strategic priority for companies. The PWC 23rd Annual Global CEO Survey found that 32% of CEOs in North America are 'extremely concerned' about the availability of key skills as a threat to their organizations’ growth prospects. In this environment where top talent is hard to find, organizations are increasingly prioritizing retention of talent and upskilling. According to the PWC report, only 18% of CEOs believe their organizations have made progress in establishing upskilling programs to develop employees' capabilities and employability with technical, soft and digital skills. These programs are an effort by organizations globally to address the aging labor force and short supply of technical, digital and soft skills.
•Increased use of data and analytics in human capital management and increased need for insights. As many companies prove the power of analytics in marketing and other business domains, organizations are seeking to gain a competitive advantage by applying data-driven insights to improve their hiring, retention and leadership capabilities.
In this environment, we believe there is an opportunity for career management and talent acquisition tools that leverage the common interests, goals and skills of select professional communities. We believe that a focus on professional communities allows organizations to more efficiently identify talent, with more complete data and insights about that talent.
Our Value Proposition
We are a leading provider of data, insights and employment connections through specialized online professional communities organized around common professional interests and skill sets powered by technology. This specialized approach provides technology professionals with more relevant career related information and opportunities, enhancing their ability to maximize their careers. Through engaging with professionals, we are able to build rich and unique data sets around valuable talent pools. The combination of our focused online professional websites and rich data sets allows organizations to find and hire professional talent more efficiently and effectively, and therefore incentivizes them to source talent through our online professional communities. The benefits our services provided to both professionals and recruiting customers create a robust marketplace.

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
Hyper-targeted candidate outreach and employer branding. We offer recruiting customers the ability to target hard-to-find professionals with messages in the online forums they frequent. Our social targeting service leverages our social aggregation capabilities to assemble candidate target lists based on specific factors like skill sets, work experience, location, or interests; then executes hyper-targeted employer branding or job search campaigns in online forums where specific potential candidates spend time.
Our Strategic Goals

Since arriving in April of 2018, CEO Art Zeile has led an aggressive effort to focus and build on our legacy of market leadership in technology talent acquisition and reinvigorate the business in multiple respects, including delivering best-in-class candidate quality and match capabilities; transforming Dice and eFinancialCareers from their job board legacies into indispensable career marketplaces modeled on our market-leading and high growth brand, ClearanceJobs; investing in functional excellence to drive growth and product innovation; and transforming/expanding our sales team to drive renewed growth.

Delivering best-in-class candidate quality and match capabilities for technology roles. We believe candidate quality is the essential foundation of success in our industry and we intend to differentiate our business by leading in this respect. In 2020, we dramatically improved the quality of our Dice candidate database to a level we believe is best-in-class and plan continued vigilance and innovation to drive continued improvements. We are also building on our unique legacy and intellectual property in the technology jobs space to create match capabilities for both candidates and clients that are reducing the time and effort required in job searching and talent acquisition. Our proprietary and patent-pending machine-learning technology, IntelliSearch, powers many Dice and ClearanceJobs products and is foundational to providing relevant job opportunities for candidates and efficient search and match solutions for clients.

Building indispensable tech-focused career marketplaces. ClearanceJobs has established a unique franchise in the market for cleared professionals, many with tech experience. Built on a unique cohort of candidates and specialized employer and recruiter tools together, ClearanceJobs is a highly interactive two-sided marketplace environment. These attributes provide clear and measurable ROI for clients and has contributed to ClearanceJobs more than doubling its revenue over the past five years. With over 18 years in the market, we believe ClearanceJobs is a highly defensible and valuable business. We are in the process of transforming our Dice and eFinancialCareers brands into similar career marketplaces customized for the needs of their unique candidate and client communities. In 2020, we delivered the final components of eFinancialCareers marketplace capabilities focused on driving adoption with clients and candidates. We delivered foundational career marketplace features for Dice in 2020, focusing on landing launches and driving adoption with customers. We expect these changes to transform the way our stakeholders use these solutions and to drive results as adoption increases.

Investing in functional excellence and product innovation. Since joining DHI, CEO Art Zeile has built a leadership team capable of driving growth and supporting a culture of high performance. Over the course of the year, the team reinvigorated their functional areas to drive results in the business, working towards the common goal of launching and landing innovative products in the market. Specifically, in 2020 the Company released a number of products to help employers find tech candidates and technologists further their careers. These include, at Dice: Recruiter Profile and Instant Messaging; at ClearanceJobs: Favorites to flag top candidates; and at eFinancialCareers: Job Alerts and Voice, Video and Follow allowing employers and candidates better opportunities to connect in real-time. As a pandemic forced professionals everywhere to work from home, Dice fast-tracked its Remote Jobs product, enabling employers to tap into pools of remote workers across the U.S. to increase talent pipelines and diversify work forces and technologists to continue to further their careers through finding remote work opportunities.

We are investing to further increase the pace of innovation by adding engineers to our technology team, centered around a domain-driven development model to increase the quality and speed of product delivery. Our marketing team is focused on delivering results at lower cost in terms of driving traffic to Dice and eFC, growing visible profiles and applications with less spend and with more to come as we leverage new capabilities in customer relationship management (CRM), product marketing, and digital analytics, among others.

Transforming our sales and customer success efforts to drive growth. As early leaders in online talent acquisition, DHI’s brands have a legacy of strong recurring clients and revenue and, as a result, renewals have historically provided the majority of the Company’s revenues. We believe there is significant opportunity to grow our customer base and expand to new revenue opportunities, particularly with commercial accounts, or clients who recruit for their own needs, with an expanded and better enabled sales force. Our customer success team implemented new strategies to drive proactive external engagement and report real-time feedback to better include the customer voice to influence our product roadmap. We will continue to grow our sales team as opportunities arise.

Marketing and Sales

We focus our long-term consumer marketing efforts on growing the number of professionals who visit and engage with our websites, which we believe increases the attractiveness of our websites to our customers. We use a combination of direct marketing, branding and communications initiatives, including content, to increase our brand awareness, traffic, new and updated profiles and applications to job postings. We primarily engage in digital media including search engine marketing, online advertising, social media, email and content marketing. Many of our brands use strategic alliances with relevant publishers, trade associations and industry groups to increase reach and traffic. Some of our brands have also invested in broader awareness campaigns through digital media and partnerships.

Our customer marketing efforts are primarily focused on lead generation activities, such as digital media, email campaigns and participation in industry events. We use marketing communications, such as media relations, social media, and thought leadership content, to enhance brand awareness and client relationships. Many of our ongoing customer marketing efforts focus on driving increased customer understanding of our product innovation and tools to drive increased product usage.
We sell our products primarily through our direct sales force. We have a number of direct sales teams globally organized by brand, market segment, and geography. Our field sales groups target Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our strategy in 2020 focused on implementing new sales processes, methodologies, and forecasting to drive improvements to better address market opportunities and our clients' needs. We increased our focus on customer success to drive renewal rates with existing customers. Our in-house sales teams focus on generating new business from recruiters as well as small and mid-size companies, renewing customer contracts, increasing the service levels customers’ purchase and servicing the needs of our largest clients. As of December 31, 2020, we employed approximately 111 sales personnel in the United States and approximately 29 in the rest of the world. In addition to our internal sales organization, we also use ad networks to help generate ad sales.
We also invest in fraud detection initiatives and maintain teams of account managers and customer support specialists who work to ensure customers get the most from our products and services by providing training and assistance. In addition to technologies we leverage for fraud detection, our customer support departments perform some compliance functions, such as reviewing the websites for false or inaccurate job postings.
Customers
We currently serve a diversified customer base consisting of approximately 9,500 customers in total. No one customer accounted for more than 10% of our revenues in 2020. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms and marketing departments of companies. As of December 31, 2020 notable customers of the Dice and ClearanceJobs businesses included AT&T, Adecco, Amazon, Cisco, GEICO, Kforce, Manpower, Microsoft, NCI, Procter & Gamble, Samsung, UnitedHealth and Verizon. Notable customers of eFinancialCareers included Bank of America, Bank of China, BlackRock, Bloomberg, BNP Paribas, China Construction Bank Corp, China Credit Suisse, CitiBank, Goldman Sachs, HSBC Holdings, JPMorgan Chase & Co., Morgan Stanley, Mistusbishi UFJ Financial Group and Standard Chartered.
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
Competition
The market for talent acquisition services is highly competitive with multiple online and offline competitors. With the evolution of the online recruiting model, there has been an increasing need to provide ease-of-use and relevance to professionals, as well as an efficient and cost-effective recruitment method for direct employers, recruiters and staffing companies. Additionally, further technological advancements and evolution of social networks increasing the interaction between candidates and potential employers have made it easier for new competitors to emerge, and advertisers have many alternatives available to reach their target audiences. Our ability to maintain our existing customer base and generate new customers depends to a significant degree on the quality of our candidate databases and audiences, the quality of our services, our ability to enhance our websites and the underlying technology of our websites to meet the needs of a rapidly-evolving marketplace, our pricing strategy and ability to introduce value-added products and services, contracting alternatives such as subscription or consumption based models, and our reputation among our candidates and our customers and potential customers, who are increasingly sophisticated and demanding. Our competitors include:

•social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google;
•niche or specialist professional networking sites such as GitHub and Stack Overflow;
•generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster, StepStone, and Seek which, unlike specialized job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website;
•aggregators and distributors of job postings and profiles, including Indeed (owned by Recruit), TalentBin (owned by Monster Worldwide), Entelo, ZipRecruiter, Google and Craigslist;
•career-focused community sites such as Glassdoor;
•newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have partnered with generalist job boards;
•specialized services focused specifically on the industries we service, such as FT.com, Doximity, Upwork and JobServe;
•new and emerging competitors with new business models and products;
•our customers, who seek to recruit candidates directly by using their own resources, including corporate websites; and
•general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com.
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
Investments
DHI has made no significant investments through acquisitions during the past five years. See also Note 6 of the Notes to Consolidated Financial Statements.
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

We are subject to domestic and foreign laws and regulations regarding privacy and protection of data. Our privacy policies and terms of use agreements describe our practices concerning the use, storage, transmission and disclosure of user data. Any failure by us to comply with our privacy policies or terms of use agreements, or privacy-related laws and regulations, could result in proceedings against us by governmental authorities or others, which could harm our business. The interpretation of these privacy and data protection laws and various regulators’ approach to their enforcement, as well as our products and services, continue to evolve over time. We face the risk that these laws may be interpreted and applied in conflicting ways in different jurisdictions or in a manner that is not consistent with our current data protection practices, or that new and unclear laws will be enacted. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European General Data Protection Regulation (“GDPR”) took effect in May 2018 and applies to all of our European operations. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different than those previously in place in the European Union, and include significant penalties for non-compliance. Similarly, there are laws as well as a number of legislative proposals in the United States, at both the federal and state level, that impose obligations in areas affecting our business, or may do so in the future. For example, California adopted the California Consumer Privacy Act of 2018, or CCPA, which became effective on

January 1, 2020. The CCPA has been characterized as the first "GDPR-like" privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR, and it includes penalties for non-compliance, as well as creating the right for consumers to bring a private action in certain circumstances. More recently, on November 3, 2020, California enacted the California Privacy Rights Act ("CPRA"). The CPRA, which goes into effect on January 1, 2023, expands upon the protections provided by the CCPA, including new limitations on the sale or sharing of consumers’ personal information, and the creation of a new state agency to enforce the CPRA’s protections.
In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements.
Complying with these varying domestic and foreign requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of confidence in our products and services and, ultimately, in a loss of customers, which could have an adverse effect on our business, and could subject the Company to penalties or liability.
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
Employees
As of December 31, 2020, we had 524 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees. We offer flexible work schedules, abbreviated hours on Fridays and remote working opportunities for all team members to promote work/life balance. Throughout the COVID-19 pandemic, we have made it a priority to support our employees as they work from home, including increased flexibility surrounding personal and family commitments. The Company’s Diversity, Equality and Inclusion program is based on promoting a culture of inclusivity, and includes Allyship training and Unconscious Bias training, which teaches team members how to better support marginalized groups. The internal policies of the Company encourage hiring diverse candidates and ensuring that all team members are treated fairly and equally, amongst other things. We aim to inspire.

Item 1A.    Risk Factors

Summary Risk Factors

Our business is subject to a number of risks that may prevent us from achieving our objectives, or may adversely affect our business, financial condition, operations, cash flows, and prospects. These risks are outlined and discussed more fully below and include:

Risks Related to Our Business

•our ability to execute our tech-focused strategy in a competitive business environment that is constantly changing;
•failure to develop and maintain our brand, attract customers and recruit new qualified users;
•misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or failure to enforce our ownership of our intellectual property;
•acquisitions and our ability to successfully integrate acquisitions;
•the results of our operations fluctuate on a quarterly and annual basis;
•issues with our foreign operations, including foreign currency, local laws and regulations, and political instability;
•disruption resulting from unsolicited offers to purchase the Company;
•taxation risks in various jurisdictions and the potential for unfavorable decisions related to tax assessments;
•a significant downturn in our customers' businesses;

Risks Related to Our Indebtedness

•our indebtedness and our ability to borrow in case of adverse changes within the credit market;
•the covenants set forth in our Credit Agreement;

Risks Related to Ownership of Our Securities

•compliance with the listing standards of the NYSE;
•the volatility of our stock price;
•our ability to maintain internal controls over financial reporting;

Risks Related to Our Technology

•our ability to scale, adapt and maintain our technology and infrastructure;
•capacity constraints, systems failures or breaches of our network security;
•any decrease in our user engagement;
•our ability to halt operations of third-party websites that aggregate our data;
•our reliance on third-party hosting facilities;

Regulatory Risks

•our compliance with laws and regulations concerning the collection, storage and use of professional and personal information, including the GDPR and the CCPA;
•U.S. and foreign government regulation of the internet and taxation;

General Risk Factors

•our ability to navigate the cyclicality or downturns of the U.S. and worldwide economies;
•the U.K.'s departure from the E.U.; and
•the impacts of the COVID-19 pandemic or other public health issues that may arise.

Risks Related to Our Business

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

We have significant intangible assets and goodwill. As of December 31, 2020, we had $133.4 million and $23.8 million of goodwill and acquired intangible assets, respectively, on our balance sheet, which represented approximately 55% and 10%, respectively, of our total assets. We do not amortize goodwill nor our indefinite-lived acquired intangible asset, which is the Dice trademarks and brand name, under U.S. GAAP and instead are required to review them at least annually for impairment. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. During the first and third quarters of 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the tech-focused reporting unit and those that are attributable to the Dice trademarks and brand name, the Company recorded impairment charges totaling $38.8 million. During 2015 and 2016, goodwill and intangible assets of $24.6 million and $34.8 million related to Rigzone were written off. During 2013, goodwill and intangible assets of $14.9 million related to Slashdot Media and Health Callings was written off. During 2008, goodwill of $7.2 million related to eFinancialCareers’ North American operations was written off. In the event impairment is identified again in the future for our reporting unit, a charge to earnings would be recorded. Although it would not affect our cash flow or liquidity position, a write-off in future periods of all or a part of our goodwill or intangible asset would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Indefinite-Lived Acquired Intangible Assets.”

We operate in a highly competitive developing market and we may be unable to compete successfully against existing and future competitors.

The market for career services is highly competitive and barriers to entry in the market are relatively low. There are multiple generalist job boards, as well as a number of existing and emerging alternative business models seeking to compete in our target markets. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub-segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster.com, Stepstone and Seek, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com, JobServe, Doximity, and Upwork. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. We also compete with general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com. In addition, we face competition from aggregators of classified advertising, including Indeed, TalentBin, Entelo, ZipRecruiter, Google, and Craigslist. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. We also compete with new competitors, including career-focused community sites such as Glassdoor and talent relationship management software providers such as Avature and SmashFly, and emerging competitors with new business models and products that customers are more willing to trial during periods when talent is scarce.

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

Trends that could have a critical impact on our success include: rapidly changing technology in online recruiting, evolving industry standards relating to online recruiting, developments and changes relating to the Internet and mobile devices, evolving government regulations, competing products and services that offer increased functionality, changes in requirements for customers and professionals, and privacy protection concerning data available and transactions conducted over the Internet.

If we fail to develop and maintain our reputation and brand recognition our business could be adversely affected.

We believe that establishing and maintaining the identity of our key brands, such as Dice, eFinancialCareers, and ClearanceJobs, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.

Our business is largely based on customers who purchase recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.

Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings or advertisements. Most of our revenues are generated by the fees we earn from our customers who purchase recruitment packages. Our growth depends on our ability to retain our existing recruitment package customers and to increase the number of customers who purchase recruitment packages, as well as introduce new pricing options. Any of our customers may decide not to continue to use our services in favor of alternate services, lack of need, or because of budgetary constraints or other reasons. We cannot assure you that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses. Dice recruitment package customers at December 31, 2020, 2019, and 2018 were 5,150, 6,000, and 6,200, respectively.

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

Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:
•the size and seasonal variability of our customers’ recruiting and marketing budgets;
•the emergence of new competitors in our market whether by established companies or the entrance of new companies;
•the cost of investing in our technology infrastructure may be greater than we anticipate;
•our ability to increase our customer base and customer and professional engagement;
•disruptions or outages in the availability of our websites, actual or perceived breaches of privacy and compromises of our customers’ or professionals’ data;
•changes in our pricing policies or those of our competitors;
•macroeconomic changes, in particular, deterioration in labor markets, which would adversely impact sales of our hiring solutions, or economic growth that does not lead to job growth, for instance increases in productivity;
•costs associated with data security which is becoming increasingly complex;
•the timing and costs of expanding our organization and delays or inability in achieving expected productivity;
•the timing of certain expenditures, including hiring of employees and capital expenditures;
•our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;
•the extent to which existing customers renew their agreements with us and the timing and terms of those renewals; and
•general industry and macroeconomic conditions.

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

An important component of our tech-focused strategy is developing new capabilities that strengthen and expand our position in the global technology talent acquisition market and broaden the talent solutions through the acquisition of other complementary businesses and technologies (such as the 2013 acquisition of The IT Job Board, the 2012 WorkDigital acquisition, and the 2006 eFinancialGroup acquisition). Our further growth may depend in part on our ability to identify additional suitable acquisition opportunities or consummate such acquisitions on terms that are beneficial to us. We may not be able to identify suitable acquisition opportunities or consummate such acquisitions on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired businesses into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

•expenses, delays and difficulties in integrating the operations, technologies and products of acquired companies;
•potential disruption of our ongoing operations;
•diversion of management’s attention from normal daily operations of our business;
•inability to maintain key business relationships and the reputations of acquired businesses;
•the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;
•the impairment of relationships with customers and partners of the acquired companies or our customers and partners as a result of the integration of acquired operations;
•the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;
•entry into markets in which we have limited or no prior experience and in which our competitors have stronger market positions;
•dependence on unfamiliar employees, affiliates and partners;
•the amortization of acquired companies’ intangible assets;
•insufficient revenues to offset increased expenses associated with the acquisition;
•inability to maintain our internal standards, controls, procedures and policies;
•reduction or replacement of the sales of existing services by sales of products and services from acquired business lines;
•potential loss of key employees of the acquired companies;

•difficulties integrating the personnel and cultures of the acquired companies into our operations;
•in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and
•the impact of potential liabilities or unknown liabilities of the acquired businesses.

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

Our reliance upon user-generated content requires that we develop and maintain tools and services designed to facilitate: creation of user-generated content, participation in discussion surrounding such user-generated content, evaluation of user-generated content, and distribution of user-generated content. If our development efforts fail to facilitate such activities on our web properties, the level of user engagement and interaction will not increase and may decline. Even if we succeed in facilitating such activities on our sites, there can be no assurance that such improvements will be deployed in a timely or cost-effective manner. If we fail to increase user engagement and interaction on our web properties, we will not attract and retain a loyal user base or the advertisers who desire to reach them, which will adversely affect our business and our ability to maintain or grow our revenue.

We face risks relating to our foreign operations.

We operate websites serving numerous markets around the world. For the year ended December 31, 2020, approximately 17% of our total revenues were generated outside of the United States. Certain of these amounts are collected in local currency. As a result of operating outside the United States, we are at risk for exchange rate fluctuations between such local currencies and the United States dollar. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. We are also subject to taxation in foreign jurisdictions. In addition, transactions between our foreign subsidiaries and us may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically. The extent, if any, to which we will receive credit in the United States for taxes we pay in foreign jurisdictions will depend upon the application of limitations set forth in the U.S. Internal Revenue Code, as well as the provisions of any tax treaties that may exist between the United States and such foreign jurisdictions. Our current or future international operations might not succeed for a number of reasons including:

•difficulties in staffing and managing foreign operations;
•competition from local recruiting services or employment advertising agencies;
•operational issues, such as longer customer payment cycles and greater difficulties in collecting accounts receivable;
•seasonal reductions in business activity;
•language and cultural differences;
•taxation issues;
•foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;
•credit risk;
•higher levels of payment fraud;
•multiple and conflicting laws and regulations, including complications due to unexpected changes in these laws and regulations;
•the burdens of complying with a wide variety of foreign laws and regulations;
•difficulties in enforcing intellectual property rights in countries other than the United States; and
•general political and economic trends.

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

We recognize revenue from sales of our recruiting contracts over the terms of the agreements, which, on average, is approximately 12 months, meaning a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but may, instead, negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in the sales of these offerings may not be reflected in our short-term results of operations.

Risks Related to Our Indebtedness

We have indebtedness which could affect our financial condition, and, if adverse changes in the credit markets occur, we may not be able to borrow funds under our revolving credit facility or refinance our indebtedness.

As of December 31, 2020, we had $20.0 million of outstanding indebtedness under our credit agreement dated November 14, 2018 (the “Credit Agreement”) and the facility provides capacity for us to borrow an additional $70.0 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.

Our Credit Agreement consists of a revolving facility and matures in November 2023. The funding of the revolving facility is dependent on a number of financial institutions. It is possible that one or more of the lenders will refuse or be unable to satisfy their commitment to lend to us should we need to borrow funds under the revolving credit facility. If borrowings are unavailable to us and we cannot generate sufficient revenues to fund our operations, our business will be adversely affected. In addition, the inability to borrow could hinder growth if we need funds to complete an acquisition. Our indebtedness could limit our ability to: obtain necessary additional financing for working capital, capital expenditures or other purposes in the future; plan for, or react to, changes in our business and the industries in which we operate; make future acquisitions or pursue other business opportunities; or react in an extended economic downturn.

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

Our Credit Agreement contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•incur additional debt;
•pay dividends and make other restricted payments;
•repurchase our own shares;
•create liens;
•make investments and acquisitions;
•engage in sales of assets and subsidiary stock;
•enter into sale-leaseback transactions;
•enter into transactions with affiliates;
•transfer all or substantially all of our assets or enter into merger or consolidation transactions; and
•make capital expenditures.

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

Risks Related to Ownership of Our Securities

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

Risks Related to Our Technology

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

We derive almost all of our revenues from the purchase of recruitment products and services and employment advertising offered on our Dice, eFinancialCareers, and ClearanceJobs websites. As a result, our operations depend on our ability to maintain and protect our website services, most of which are housed within Amazon Web Services. System failures, including network, software or hardware failures, which cause interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our technology operations are dependent in part on our ability to protect our operating systems against:

•physical damage from acts of God;
•terrorist attacks or other acts of war;
•power loss;
•telecommunications failures;
•network, hardware or software failures;
•physical and electronic break-ins;

•cyber security attacks;
•computer viruses or worms;
•identity theft;
•phishing attempts; and
•similar events.

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

Additionally, overall Internet usage could decline if any well-publicized compromise of security occurs or if there is a perceived lack of security of personal and corporate information stored within our systems to facilitate hiring and recruitment business processes. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and online job boards, in particular, have been targeted by hackers who seek to gain unauthorized access to job seeker and customer data for purposes of implementing “phishing” or other schemes. Despite our implementation of numerous security measures; including access controls, network security, information security risk management processes, software development security, cryptography, operational security, business continuity and disaster recovery, and physical security, our websites, servers, our databases and other systems as well as those of our customers' may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms, phishing attacks and similar disruptions from unauthorized tampering with our computer systems. Our systems, like the systems of many other websites, have been targeted in the past in cyber-attacks and hacks and will continue to be subject to such attacks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, such techniques often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. We will continue to review and enhance our security measures in an attempt to prevent unauthorized and unlawful intrusions, although in the future it is possible we may not be able to prevent all intrusions, and such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of proprietary or personal information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security. Our networks could also be affected by viruses or malware or other similar disruptive problems, and we could inadvertently transmit these viruses or malware to our users or other third parties. Our hardware and back-up systems could fail causing our services to be interrupted. Our customers may fall prey to successful phishing attacks and indavertently give unauthorized access to our candidate database. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.

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

Regulatory Risks

We may be liable with respect to the collection, storage, and use of the personal and professional information of the professionals, who use our websites and our current practices may not be in compliance with proposed new laws and regulations.

Our business depends on our ability to collect, store, use, and disclose personal and professional data from the professionals who use our websites. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use, sale and storage by various Internet companies of users’ personal and professional information. While we believe we are in compliance with current law, we cannot ensure that we will not be subject to lawsuits or investigations for violations of law. Moreover, our current practices regarding the collection, storage and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state and foreign governments intended to limit the collection and use of user information. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our current practices relating to the collection, storage and use of user information. Our failure or our perceived failure to comply with laws and regulations could also lead to adverse publicity and a loss of consumer confidence if it were known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our users had given to us. This could result in a loss of customers and revenue and materially adversely impact the success of our business. Concern among prospective customers and professionals regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers and other personal information, could keep prospective customers from using our career services websites. Internet-wide incidents or incidents with respect to our websites or databases, including misappropriation of our users’ personal information, penetration of our network security, or changes in industry standards, regulations or laws could result in regulatory penalties, liability to the persons whose information was compromised, as well as legal expenses, and could deter people from using the Internet or our websites to conduct transactions that involve confidential information, which could have a material adverse impact on our business. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TrustArc). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted.

In the past, we have relied on the U.S.-European Union Frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”), as one of the means to legally transfer European personal information from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework. On February 2, 2016, the U.S. and E.U. announced agreement on a new framework for transatlantic data flows entitled the EU-US Privacy Shield. However, on July 16, 2020, the European Court of Justice issued a judgment declaring Privacy Shield as invalid. Accordingly, the Company must rely on other mechanisms permitted by the GDPR and EU regulators for the transfer of such information.

Additionally, the EU has enacted the GDPR, which took effect on May 25, 2018. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also provides for significant penalties for non-compliance. As a result of the GDPR, we expect regulatory and customer attention surrounding data privacy continue to increase. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations. For example, California adopted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first "GDPR-like" privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA established a new privacy framework for covered businesses by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. More recently, on November 3, 2020, California enacted the California Privacy Rights Act, or CPRA. The CPRA, which goes into effect on January 1, 2023, expands upon the protections provided by the CCPA, including new limitations on the sale or sharing of consumers’ personal information, and the creation of a new state agency to enforce the CPRA’s protections.

The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our websites, restrict our ability to offer services in certain locations or subject us to sanctions by state or national data protection regulators, all of which could harm our business, financial condition, and results of operations. Failure to provide adequate privacy protections and maintain compliance with the new data privacy laws, including the CCPA and the GDPR, could have a material adverse effect on our financial condition and results of operations.

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

General Risk Factors

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

We may be adversely affected by cyclicality, volatility or an extended downturn in the United States or worldwide economies, or in or related to the industries we serve.

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology industry, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in the technology industry. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2020, the seasonally unadjusted U.S. unemployment rate was 3.0% for computer-related occupations, and the same 3.1% in the finance sector, as compared to the overall national average of 6.7%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.
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
Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations. These concerns, or market perceptions concerning these and related issues, could adversely affect demand for our services in the European market and our business, results of operations, financial condition, and liquidity. In addition, Hong Kong has recently experienced significant political unrest and social strife. Any negative developments to China’s economic condition could have an adverse impact on the global economy, and thus our business. Volatility in global financial markets may limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the domestic or global economies worsen, our business, results of operations and financial condition could be materially and adversely affected.

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

The U.K. held a referendum in June 2016 on its membership in the E.U., in which a majority of voters in the U.K. voted to exit the E.U. (commonly referred to as “Brexit”). The U.K. formally departed from the E.U. on Friday, January 31, 2020, subject to a transition period which ended on December 31, 2020 (the "Transition Period"). Various E.U. laws, rules and guidance have been on-shored into domestic U.K. legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition. The U.K. and the E.U. announced, on December 24, 2020, that they have reached agreement on a new Trade and Cooperation Agreement (the “TCA”) which addresses a range of aspects of the future relationship between the parties. The TCA was ratified by the U.K. Parliament on December 31, 2020. The TCA addresses, for example, trade in goods and the ability of U.K. nationals to travel to the E.U. on business but defers other issues. While the TCA includes a commitment by the U.K. and the E.U. to keep their markets open for persons wishing to provide financial services through a permanent establishment, it does not address substantive future cooperation in the sphere of financial services or reciprocal market access into the E.U. by U.K. firms under so-called “equivalence” arrangements. The European Commission has indicated that its assessment of the U.K.’s replies to its equivalence inquiries remain ongoing and, at this stage, there is no certainty as to when such assessments will be concluded or whether the U.K. will be deemed equivalent in some or all of the individual assessments.

While the TCA provides clarity in some areas, elements of the uncertainty that has accompanied much of the Brexit process to date will continue. This is driven by the ongoing uncertainty relating to equivalence and the extent to which the E.U. grants reciprocal access to U.K. firms in the sphere of financial services and that, as a new agreement, the implications and operation of the TCA may evolve during the balance of 2021, and potentially beyond that date. The outcomes following the implementation of the TCA (and any subsequent discussions between the U.K. and E.U. in respect of matters not within its scope) are likely to affect, among others, trade in goods and services (including the availability of equivalence regimes for financial services firms); immigration and business travel rules, the ability to move employees across borders, and recognition of professional qualifications; legal and regulatory regimes; and market access rules.

The impact of this uncertainty as well as that of (a) the TCA (and any subsequent discussions between the U.K. in relation to equivalence assessments for financial services) and (b) the operation of on-shored EU laws, rules and guidance in the U.K. are difficult to predict, and could adversely affect our business, including affecting our relationships with our existing and future customers and employees based in the U.K. and Europe. For example, if as a result of Brexit, financial institutions move all or a portion of their operations out of the U.K., it may result in decreased demand for jobs in the financial sector in the U.K. and could negatively impact the performance of our eFinancialCareers business. Further, the potential loss of the E.U. “passport,” or any other potential restriction on free travel of U.K. citizens to Europe, and vice versa, could adversely impact the jobs market in general and our operations in Europe.

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

COVID-19 could continue to have an adverse impact on our business.

The spread of the COVID-19 pandemic throughout 2020 caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. COVID-19 slowed recruitment activity for our businesses in 2020 as employers slowed hiring, which reduced our revenues and operating cash flows. We expect the pandemic will continue to negatively impact our financial performance in the coming months, but, based on information currently available, we are not anticipating a significant long-term impact on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. However, the situation is uncertain and rapidly changing. The Company cannot at this time predict the ultimate impact that the COVID-19 pandemic will have on its financial condition and operations. In an effort to protect the health and safety of our employees, we have taken action to adopt social distancing policies at our locations around the world, including working from home, closing of our office locations where necessary, and suspending employee travel. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties

We do not own any properties. Our corporate headquarters is located at 6465 South Greenwood Plaza, Suite 400, Centennial, Colorado, where we lease approximately 28,000 square feet. We lease approximately 45,000 square feet of office space in Urbandale, Iowa; 15,000 square feet of office space in London, England; and 16,000 square feet of office space in New York, New York, of which 12,000 square feet is subleased as described below. In addition, we have small offices in Frankfurt, Germany; Singapore; and Hong Kong.

During 2018, we subleased two of our leased properties. Our prior corporate headquarters, which was located at 1040 Avenue of Americas, New York, New York and included approximately 12,000 square feet, was subleased to a third party during the third quarter of 2018. We closed our San Jose office in the second quarter of 2018 and subleased the property, which included approximately 16,000 square feet, to a third party during the third quarter of 2018. The lease term for the San Jose property expired in the second quarter of 2020.

We believe that our facilities are generally adequate for current and anticipated future use, although we may from time to time lease additional facilities as operations require.

Item 3.    Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material unrecorded pending legal proceedings. See also Note 12 of the Notes to Consolidated Financial Statements.

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

Holders

As of December 31, 2020, there were 23 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

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

Repurchases of Equity Securities

Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the stock repurchase plans approved by the board of directors:

	May 2018 to May 2019	May 2019 to May 2020	May 2020 to May 2021
Approval Date	May 2018	April 2019	May 2020
Authorized Repurchase Amount of Common Stock	$7 million	$7 million	$5 million
Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

During the three months ended December 31, 2020, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2020	88,214	$2.21	88,214	$3,418,295
November 1 through November 30, 2020	234,675	$1.92	234,675	$2,968,803
December 1 through December 31, 2020	873,436	$2.13	873,436	$1,107,534
Total	1,196,325	$2.09	1,196,325
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information required by this item as of December 31, 2020 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	110,000	$7.40	5,345,414
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	110,000	$7.40	5,345,414
For material features of the plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock-Based Compensation.”
Performance Graph
The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2015 through December 31, 2020 (the last trading day of our common stock on the NYSE in 2020) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2020. All values assume reinvestment of the full amount of all dividends, if any.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
DHX	$100.00	$68.16	$20.72	$16.58	$32.82	$24.21
Russell 2000	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
Dow Jones Internet Composite Index	$100.00	$107.27	$148.12	$157.76	$188.76	$288.80

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

The following consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc. for such years, which are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from the audited consolidated financial statements and related notes of DHI Group, Inc. for such years, which are not included in this Annual Report.

	For the year ended December 31,
	2020 (4)	2019	2018 (3)	2017 (2)	2016 (1)
	(in thousands, except per share information)
Revenues	$136,878	$149,370	$161,570	$207,950	$226,970
Operating expenses	166,483	131,808	153,247	195,077	223,579
Other operating income (loss)	—	(537)	3,369	9,992	—
Operating income (loss)	(29,605)	17,025	11,692	22,865	3,391
Income (loss) before income taxes	(32,434)	16,324	9,602	19,397	(119)
Net income (loss)	$(30,015)	$12,551	$7,174	$15,978	$(5,398)

Basic earnings (loss) per share	$(0.62)	$0.26	$0.15	$0.33	$(0.11)

Diluted earnings (loss) per share	$(0.62)	$0.24	$0.14	$0.33	$(0.11)

Weighted average shares outstanding:
Basic	48,278	48,739	48,520	47,908	48,319
Diluted	48,278	51,633	49,605	48,230	48,319

	For the year ended December 31,
	2020 (4)	2019	2018 (3)	2017 (2)	2016 (1)
Other Financial Data:	(in thousands)
Net cash from operating activities	$18,683	$22,923	$14,918	$34,409	$44,997
Depreciation and amortization	12,019	9,743	9,762	11,890	16,636
Capital expenditures	(16,104)	(14,188)	(10,053)	(13,222)	(11,699)
Net cash from (used in) investing activities	(15,904)	(11,505)	7,489	(775)	(10,770)
Net cash used in financing activities	(542)	(12,423)	(27,174)	(44,781)	(44,634)

	At December 31,
	2020 (4)	2019	2018 (3)	2017 (2)	2016 (1)
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$7,640	$5,381	$6,472	$12,068	$22,987
Acquired intangible assets, net	23,800	39,000	39,000	45,737	49,120
Goodwill	133,353	156,059	153,974	170,791	171,745
Total assets	240,987	278,321	258,385	295,718	310,095
Deferred revenue	43,494	51,626	56,086	83,646	84,615
Long-term debt, net	19,583	9,435	17,288	41,450	84,760
Total stockholders’ equity	127,570	161,195	145,355	132,641	103,883

(1)Reflects the sale of Slashdot Media in January 2016 and the impairment of goodwill and intangible assets of $24.6 million related to the Energy reporting unit.
(2)Reflects the sale of Health eCareers on December 4, 2017 and the discontinuance of getTalent in the third quarter of 2017.
(3)Reflects the transfer of majority ownership of the BioSpace business to BioSpace management on January 31, 2018, sale of the RigLogix portion of the Rigzone business on February 20, 2018, sale of Hcareers on May 22, 2018, transfer of majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018, and Dice Europe ceased operations August 31, 2018. On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers. Refer to Note 3 of the Notes to Consolidated Financial Statements.
(4)Reflects the impairments of intangible assets and goodwill of $38.8 million and an equity investment of $2.0 million.

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

We have been in the recruiting and career development business for 30 years. Based on our operating structure, we have identified one reportable segment as follows:

•Tech-focused — Dice, Dice Europe (ceased operations on August 31, 2018), ClearanceJobs, eFinancialCareers services, and corporate related costs (formerly in Other).

Dice, Dice Europe (ceased operations August 31, 2018), ClearanceJobs, eFinancialCareers services, and corporate-related costs (formerly in Other) are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands or costs.

Prior to 2019, we had other services and activities that individually were not a significant portion of consolidated revenues, operating income or total assets. These included Hospitality (sold May 22, 2018), Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), and BioSpace (transferred majority ownership to BioSpace management on January 31, 2018 and sold the remaining minority interest to BioSpace management in 2020), which are reported in the "Other" category, and are not considered a segment.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, semiannually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Tech-focused segment sells recruitment packages that can include access to our databases of resumes and job posting capabilities. Hcareers (sold May 22, 2018 and included in Other) sold job postings and access to our resume databases either as part of a package or individually. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At December 31, 2020 and 2019, Dice had approximately 5,150 and 6,000 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer was $1,132 and $1,135 for the years ended December 31, 2020 and 2019, respectively. Deferred revenue, as shown on the Consolidated Balance sheets, reflects customer billings made in advance of services being rendered. Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts. We believe deferred revenue and backlog to be important measures of our business as they represent our ability to generate future revenue. A summary of our deferred revenue and backlog as of December 31, 2020 and 2019 are presented in the table below.

Summary of Deferred Revenue and Backlog:	December 31, 2020	December 31, 2019	Decrease	Percent Change
Deferred Revenue	$43,494	$51,626	$(8,132)	(16)%
Contractual commitments not invoiced	32,830	37,093	(4,263)	(11)%
Backlog[1]	$76,324	$88,719	$(12,395)	(14)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at December 31, 2020 declined $12.4 million from December 31, 2019 due to the negative impacts of COVID-19, lower renewal rates in the Dice brand, and uncertainty around Brexit and political unrest in Hong Kong negatively impacting eFinancialCareers. This decrease was partially offset by a backlog increase at ClearanceJobs.

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

The Company’s revenues declined $12.5 million, or 8.4%, for the year ended December 31, 2020 compared to the same period of the prior year. This decrease was led by eFinancialCareers decline of 19.9% and an 11.2% decline at Dice and was partially offset by ClearanceJobs growth of 17.1%. The declines at Dice and eFinancialCareers were due to the negative impacts of COVID-19, lower renewal rates in the Dice brand, and uncertainty around Brexit and political unrest in Hong Kong negatively impacting eFinancialCareers. See further discussion in the Comparison of Years Ended December 31, 2020 and 2019.

The Company continues to evolve and develop new software products and features to attract and engage qualified professionals and match them with employers. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new customers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives. For example, during the years ended December 31, 2020 and 2019, the Company released the innovative products noted in the table below.

Product Releases
2020	2019
Dice IntelliSearch-Based Job Alerts, Dice Private Email, Dice Remote Jobs, Dice Recruiter Profile, Dice Instant Messaging	Dice Candidate MatchTM, Dice Job Search and Job Alerts
ClearanceJobs Client Team Dashboard, ClearanceJobs Workflow, ClearanceJobs Favorites, ClearanceJobs Self-Serve BrandAmp, ClearanceJobs Candidate Search and ClearanceJobs Broadcast Message upgrades	ClearanceJobs NextGen, ClearanceJobs Pulse, ClearanceJobs BrandAmp
eFinancialCareers Messaging, Video and Voice Calling, eFinancialCareers Follow and eFinancialCareers Job Alerts	eFinancialCareers Recruiter Profile, and eFinancialCareers Candidate Profile

Other material factors that may affect our results of operations include our ability to attract qualified professionals that become engaged with our websites and our ability to attract customers with relevant job opportunities. The more qualified professionals that use our websites, the more attractive our websites become to employers and advertisers, which in turn makes them more likely to become our customers, positively impacting our results of operations. If we are unable to continue to attract qualified professionals to engage with our websites, our customers may no longer find our services attractive, which could have a negative impact on our results of operations. Additionally, we need to ensure that our websites remain relevant in order to attract qualified professionals to our websites and to engage them in high-value tasks, such as posting resumes and applying to jobs.

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

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and/or access to a searchable database of candidates on the Dice, ClearanceJobs, and eFinancialCareers websites. Certain of the Company’s arrangements include multiple performance obligations, which primarily consists of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple performance obligations in accordance with Topic 606. Specifically, the Company considers a performance obligation as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

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
The annual impairment test for the Tech-focused reporting unit performed as of October 1, 2019 resulted in the fair value of the reporting unit exceeding the carrying value by 37%. During the first quarter of 2020, because of the initial impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the reporting unit, the Company performed an interim impairment analysis of goodwill. The results of the analysis indicated that the fair value of the Tech-focused reporting unit was not substantially in excess of the carrying value as of March 31, 2020. The percentage by which the estimated fair value exceeded carrying value for the Tech-focused reporting unit at March 31, 2020 was less than 1%. During the third quarter of 2020, the impacts of the COVID-19 pandemic continued and the Company's projected earnings and cash flows for the Tech-focused reporting unit declined as compared to the projections used in the March 31, 2020 analysis. As a result, the Company performed an interim impairment analysis as of September 30, 2020, which resulted in the Company recording an impairment charge of $23.6 million during the three month period ended September 30, 2020.
Results for the Tech-focused reporting unit for the fourth quarter of 2020 and estimated future results as of December 31, 2020 have exceeded the projections used in the September 30, 2020 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of December 31, 2020. Therefore, no quantitative impairment test was performed as of December 31, 2020. No impairment was recorded during the years ended December 31, 2019 and 2018.
The amount of goodwill as of December 31, 2020 allocated to the Tech-focused reporting unit was $133.4 million. The discount rate applied for the Tech-focused reporting unit in the September 30, 2020 analysis was 14.5%, compared to 16.5% at March 31, 2020. The decline in the discount rate is primarily due to the lower projections, as compared to the March 31, 2020 analysis. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, uncertainty related to COVID-19, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.
The determination of whether or not goodwill has become impaired is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results, such as forecasted revenues and earnings before interest, taxes, depreciation and amortization margins and capital expenditure requirements. Fair values are determined by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to our websites and investments to improve our candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

Indefinite-Lived Acquired Intangible Assets

The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Dice trademark, trade name and domain name is one of the most recognized names of online technology recruiting and career development. Since Dice’s inception in 1991, the brand has been recognized as a leader in recruiting and career development services for technology and engineering professionals. Currently, the brand is synonymous with the most specialized online marketplace for industry-specific technologists. The brand has a significant online and offline presence in online recruiting and career development services. Considering the recognition and the awareness of the Dice brand in the talent acquisition and staffing services market, Dice’s long operating history and the intended use of the Dice brand, the remaining useful life of the Dice trademark, trade name and domain name was determined to be indefinite.

We determine whether the carrying value of recorded indefinite-lived acquired intangible asset is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the indefinite-lived acquired intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2019 resulted in the fair value of the Dice trademarks and brand exceeding the carrying value by 26%. During the first quarter of 2020, because of the initial impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows that are attributable to the Dice trademarks and brand name, the Company performed an interim impairment analysis. As a result of the analysis, the Company recorded an impairment charge of $7.2 million during the first quarter of 2020. During the third quarter of 2020, the impacts of the COVID-19 pandemic continued and the Company's projected earnings and cash flows that are attributable to the Dice trademarks and brand name declined as compared to the projections used in the March 31, 2020 analysis. As a result, the Company performed an interim impairment analysis as of September 30, 2020, which resulted in the Company recording an additional impairment charge of $8.0 million during the three month period ended September 30, 2020.

Revenues attributable to the Dice trademarks and brand name for the fourth quarter of 2020 and estimated future results as of December 31, 2020 have exceeded the projections used in the September 30, 2020 analysis. As a result, the Company believes it is not more likely than not that the fair value of the Dice trademarks and brand name is less than the carrying value as of December 31, 2020. Therefore, no quantitative impairment test was performed as of December 31, 2020. No impairment was recorded during the years ended December 31, 2019 and 2018.
The projections utilized in the March 31 and September 30, 2020 analyses included a decline in revenues caused by the COVID-19 pandemic that are attributable to the Dice trademarks and brand name for the year ended December 31, 2020 compared to the year ended December 31, 2019. The September 30, 2020 analysis included a further decline in revenues caused by the COVID-19 pandemic that are attributable to the Dice trademarks and brand name for the year ending December 31, 2021 compared to the year ended December 31, 2020 and then increasing to rates approximating industry growth projections, although peaking at rates slightly lower than in the March 31, 2020 analysis. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Cash flows that are attributable to the Dice trademarks and brand name were projected to decline for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of the lower revenue, but partially offset by reductions to operating expenses. Operating expenses, excluding impairments, utilized in the March 31 and September 30, 2020 analyses were projected to decline for the year ended December 31, 2020 as compared to the year ended December 31, 2019, including a reduction in operating margin. The March 31, 2020 analysis included modest operating margin improvements during the year ending December 31, 2021 and beyond while the September 30, 2020 analysis included a small reduction in operating margin during the year ending December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. In the March 31, 2020 and September 30, 2020 analyses, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 5.0% and 4.0%, respectively, based on comparable industry studies and a discount rate of 17.5% and 15.5%, respectively. The decline in the royalty rate is due to revenue declines and impacts of the COVID-19 pandemic and the decline in the discount rate is primarily due to the lower projections, as compared to the March 31, 2020 analysis.
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

From time to time, we see market slowdowns, which can lead to lower demand for recruiting technology, financial and security cleared professionals. If recruitment activity slows in the industries in which we operate during 2021 and beyond, our revenues and results of operations could be negatively impacted.

Results of Operations

Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2020, 2019 and 2018. Consolidated operating results and consolidated operating results as a percent of revenue follows:

	For the year ended December 31,
(in thousands)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Revenues	$136,878	$149,370	$161,570	$(12,492)	$(12,200)
Operating expenses:
Cost of revenues	17,047	16,237	18,344	810	(2,107)
Product development	16,470	17,216	20,212	(746)	(2,996)
Sales and marketing	50,856	55,909	59,721	(5,053)	(3,812)
General and administrative	31,265	31,003	37,589	262	(6,586)
Depreciation	12,019	9,743	9,280	2,276	463
Amortization of intangible assets	—	—	482	—	(482)
Impairment of intangible assets	15,200	—	—	15,200	—
Impairment of goodwill	23,626	—	—	23,626	—
Disposition related and other costs	—	1,700	7,619	(1,700)	(5,919)
Total operating expenses	166,483	131,808	153,247	34,675	(21,439)
Other operating income (loss):
Gain (loss) on sale of businesses	—	(537)	3,369	537	(3,906)
Operating income (loss)	$(29,605)	$17,025	$11,692	$(46,630)	$5,333

	For the year ended December 31,
	2020	2019	2018
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	12.5%	10.9%	11.4%
Product development	12.0%	11.5%	12.5%
Sales and marketing	37.2%	37.4%	37.0%
General and administrative	22.8%	20.8%	23.3%
Depreciation	8.8%	6.5%	5.7%
Amortization of intangible assets	—%	—%	0.3%
Impairment of goodwill	17.3%	—%	—%
Impairment of intangible assets	11.1%	—%	—%
Disposition related and other costs	—%	1.1%	4.7%
Total operating expenses	121.6%	88.2%	94.8%
Other operating income (loss):
Gain (loss) on sale of businesses	—%	(4.0)%	2.1%
Operating income (loss)	(21.6)%	11.4%	7.2%

Comparison of Years Ended December 31, 2020 and 2019
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change	Foreign Exchange Impact(2)
	2020	2019
	(in thousands, except percentages)
Tech-focused
Dice(1)	$82,190	$92,527	$(10,337)	(11.2)%	$—
ClearanceJobs	28,977	24,745	4,232	17.1%	—
eFinancialCareers	25,711	32,098	(6,387)	(19.9)%	(55)
Total revenues	$136,878	$149,370	$(12,492)	(8.4)%	$(55)

(1) Includes Dice and Career Events.
(2) Foreign exchange impact is calculated by determining the increase (decrease) in current period revenues where current period revenues are translated using prior period exchange rates.

We experienced a decrease in revenue of $12.5 million, or 8.4%. Revenue at Dice decreased by $10.3 million, or 11.2%, compared to the same period of 2019 due to the impact of the COVID-19 pandemic driving lower renewal rates year over year. Revenues for ClearanceJobs increased by $4.2 million, or 17.1%, as compared to the same period of 2019, driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. eFinancialCareers revenue decreased $6.4 million, or 19.9%, compared to 2019, due to the COVID-19 pandemic, uncertainty around Brexit, and political unrest in Hong Kong due to the imposition of its new security law.

Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Cost of revenues	$17,047	$16,237	$810	5.0%
Percentage of revenues	12.5%	10.9%
Cost of revenues increased by $0.8 million, or 5.0%, primarily driven by an increase in compensation related costs, partially offset by higher capitalization of internal development costs, which decrease operating expenses. Together, this increased expense $0.8 million.
Product Development Expenses

	Year Ended December 31,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Product development	$16,470	$17,216	$(746)	(4.3)%
Percentage of revenues	12.0%	11.5%
Product development expenses decreased $0.7 million or 4.3%, driven by higher capitalization of internal development costs, which decreases operating expenses. This was partially offset by an increase in compensation related costs due to higher headcount. Together, this decreased expense $0.1 million. The higher capitalization of internal development costs resulted from the Company's continued focus on the design and development of product enhancements and features for the Company's sites. The Company also noted a decrease in travel and other costs due to COVID-19 of $0.6 million.

Sales and Marketing Expenses

	Year Ended December 31,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Sales and marketing	$50,856	$55,909	$(5,053)	(9.0)%
Percentage of revenues	37.2%	37.4%
Sales and marketing expenses decreased $5.1 million, or 9.0% from the same period in 2019. Sales and marketing had an increase in compensation related costs of $4.9 million. This increase was offset by $6.9 million in reduced discretionary marketing expenses realized from efficiencies in vendor selection and volumes and $3.1 million reduction in other operational costs due to the COVID-19 pandemic, including consulting and travel costs.
General and Administrative Expenses

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
General and administrative	$31,265	$31,003	$262	0.8%
Percentage of revenues	22.8%	20.8%
General and administrative costs increased $0.3 million or 0.8%, primarily due to an increase in compensation costs of $0.8 million and non-cash stock based compensation costs of $0.6 million, partially offset by a decrease in other operational costs of $1.4 million, including recruiting, consulting, and travel costs.
Depreciation

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Depreciation	$12,019	$9,743	$2,276	23.4%
Percentage of revenues	8.8%	6.5%
Depreciation expense increased $2.3 million or 23.4% from the same period in 2019, in connection with higher headcount driving higher capitalization of internal development costs, which are reflected as purchases of fixed assets in the Consolidated Statements of Cash Flows.
Impairment of Intangible Assets

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of intangible assets	$15,200	$—	$15,200	—%
Percentage of revenues	11.1%	—%
The Company has an indefinite-lived acquired intangible asset related to the Dice trademarks and brand name. During the first and third quarters of 2020, due to the impacts of the COVID-19 pandemic, the Company performed interim impairment analyses of the Dice trademarks and brand name. As a result of the analyses, the Company recorded impairment charges totaling $15.2 million during the three month periods ended March 31, 2020 and September 30, 2020. See also Note 9 of the Notes to the Consolidated Financial Statements.
Impairment of Goodwill

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of goodwill	$23,626	$—	$23,626	—%
Percentage of revenues	17.3%	—%

During the first and third quarters of 2020, due to the impacts of the COVID-19 pandemic, the Company performed interim impairment analyses of goodwill. As a result of the analyses, the Company recorded an impairment charge of $23.6 million during the three months ended September 30, 2020. See also Note 10 of the Notes to the Consolidated Financial Statements.
Disposition Related and Other Costs

	Year Ended December 31,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Disposition related and other costs	$—	$1,700	$(1,700)	(100.0)%
Percentage of revenues	—%	1.1%
Disposition related and other costs of $1.7 million for the year ended December 31, 2019, as described in Note 15 to the Consolidated Financial Statements, are primarily due to severance and related costs incurred in reorganizing the Tech-focused business.

Other Operating Income (Loss)

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Other operating income (loss)	$—	$(537)	$537	(100.0)%
Percentage of revenues	—%	(0.4)%
Other operating income (loss) for the year ended December 31, 2019 included a loss of $0.5 million on the 2018 sale of Hcareers due to the finalization of the working capital terms and related contingencies. See also Note 4 to the Consolidated Financial Statements.

Operating Income (Loss)

	Year Ended December 31,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Revenue	$136,878	$149,370	$(12,492)	(8.4)%
Operating income (loss)	(29,605)	17,025	$(46,630)	(273.9)%
Percentages of revenues	(21.6)%	11.4%

Operating loss for the year ended December 31, 2020 was $29.6 million, a negative margin of 21.6%, compared to operating income of $17.0 million, a positive margin of 11.4%, for the same period in 2019. The decrease in operating income and percentage margin was primarily driven by the non-cash impairments of goodwill and intangible assets of $38.8 million in the 2020 period, partially offset by the disposition and related costs of $1.7 million in the 2019 period.
Interest Expense and Other

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Interest expense and other	$827	$701	$126	18.0%
Percentage of revenues	2.1%	0.5%
Interest expense and other increased by $0.1 million, or 18.0%, from the same period in 2019. Interest expense increased $0.3 million, primarily due to the higher weighted-average debt outstanding during the year ended December 31, 2020 as the Company borrowed on its revolving credit facility in the first quarter of 2020 for liquidity protection during the COVID-19 pandemic. The increase in interest expense was offset by a $0.2 million gain recognized in the second quarter of 2020 on the sale of the Company's 20% interest in BioSpace.

Impairment of Equity Investment

	Year Ended December 31,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of equity investment	$(2,002)	$—	$(2,002)	—%
Percentage of revenues	(1.5)%	—%
During the first quarter of 2020, due to the impacts from the COVID-19 pandemic, the Company determined the value of its 7.6% interest in a leading tech skills assessment company to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020.
Income Taxes

	Year Ended December 31,
	2020	2019
	(in thousands, except percentages)
Income (loss) before income taxes	$(32,434)	$16,324
Income tax expense (benefit)	(2,419)	3,773
Effective tax rate	7.5%	23.1%
A reconciliation between tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2020	2019
Federal statutory rate	$(6,811)	$3,428
Gain (loss) on sale of businesses	(42)	84
Stock-based compensation	482	380
Nondeductible impairment	5,274	—
State taxes, net of federal effect	(315)	467
Difference between foreign and U.S. rates	32	(192)
Change in accrual for unrecognized tax benefits	(437)	107
U.S. tax on global intangible low-taxed income, net of credits	—	84
Executive compensation	323	147
Currency translation losses	(278)	(67)
U.S. transition tax on foreign earnings	—	140
Research and development tax credits	(530)	(557)
Change in valuation allowances	(30)	12
Other	(87)	(260)
Income tax expense (benefit)	$(2,419)	$3,773
Our effective income tax rate was 7.5% and 23.1% for the years ended December 31, 2020 and 2019, respectively. The 2020 tax rate differed from the federal statutory rate primarily because of tax deficiencies in stock-based compensation; nondeductible impairment charges; a decreased accrual for unrecognized tax benefits; and tax credits for research and development. The 2019 tax rate differed from the federal statutory rate primarily because of tax deficiencies in stock-based compensation; state tax expense; and tax credits for research and development.

Earnings per Share

	Year Ended December 31,
	2020	2019
	(in thousands, except per share amounts)
Net income (loss)	$(30,015)	$12,551
Weighted-average shares outstanding-diluted	48,278	51,633
Diluted earnings (loss) per share	(0.62)	0.24
Diluted earnings (loss) per share was $(0.62) and $0.24 for the years ended December 31, 2020 and 2019, respectively. The decrease in diluted earnings (loss) per share was primarily driven by the non-cash impairment charges during 2020.

Comparison of Years Ended December 31, 2019 and 2018
Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change	Foreign Exchange Impact (6)
	2019	2018
	(in thousands, except percentages)
Tech-focused:
Dice(1)	$92,527	$94,438	$(1,911)	(2.0)%	$—
eFinancialCareers	32,098	33,758	(1,660)	(4.9)%	(1,002)
ClearanceJobs	24,745	21,086	3,659	17.4%	—
Tech-focused, excluding Dice Europe	149,370	149,282	88	0.1%	(1,002)
Dice Europe(2)	—	2,976	(2,976)	n.m.	—
Tech-focused	149,370	152,258	(2,888)	(1.9)%	(1,002)

Other
Hcareers(3)	—	5,329	(5,329)	n.m.	—
Rigzone(4)	—	3,771	(3,771)	n.m.	—
BioSpace(5)	—	212	(212)	n.m.	—
Other	—	9,312	(9,312)	n.m.	—
Total revenues	$149,370	$161,570	$(12,200)	(7.6)%	$(1,002)

(1) Includes Dice and Career Events
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

General and administrative costs decreased $6.6 million or 17.5% as the Tech-focused segment decreased $5.3 million and Other decreased $1.3 million. In the Tech-focused segment, $2.1 million was due to a decrease in consulting costs, $1.3 million due to a decrease in legal fees and contingencies, which was primarily related to the applicability of provisions of the FCRA to one of our products, as described in Note 12 to the Consolidated Financial Statements, and a $1.8 million decrease mainly due to the resolution of a sales tax contingency and a decrease from lower stock based compensation, which was primarily due to the acceleration and vesting related to the Company's former Chief Executive Officer in 2018. Other decreased $1.3 million due to the non-tech businesses being divested during 2018.

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

The disposition related and other costs of $1.7 million for the year ended December 31, 2019, as described in Note 15 to the Consolidated Financial Statements, are primarily due to severance and related costs incurred in reorganizing the Tech-focused business.

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
Operating Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2019	2018
	(in thousands, except percentages)
Revenue	$149,370	$161,570	$(12,200)	(7.6)%
Operating income	$17,025	$11,692	$5,333	45.6%
Percentage of revenues	11.4%	7.2%

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

A reconciliation of Adjusted Revenues for the years ended December 31, 2020, 2019 and 2018 follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues	$136,878	$149,370	$161,570
Hcareers(1)	—	—	(5,329)
Rigzone(2)	—	—	(3,771)
BioSpace(3)	—	—	(212)
Adjusted Revenues	$136,878	$149,370	$152,258

(1) The Company sold Hcareers on May 22, 2018.
(2) The Company sold the Riglogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of remaining Rigzone business to Rigzone management on August 31, 2018.
(3) The Company transferred majority ownership of BioSpace to BioSpace management on January 31, 2018 and sold its remaining minority stake in BioSpace to BioSpace management on April 30, 2020.

A reconciliation of Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018 follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$(30,015)	$12,551	$7,174
Interest expense	1,073	703	2,054
Income tax expense (benefit)	(2,419)	3,773	2,428
Depreciation	12,019	9,743	9,280
Amortization of intangible assets	—	—	482
Non-cash stock based compensation	6,327	5,704	6,606
(Gain) loss on sale of businesses, net	—	537	(3,369)
Disposition related and other costs	—	1,700	7,619
Legal contingencies and related fees	—	149	1,965
Impairment of intangible assets	15,200	—	—
Impairment of goodwill	23,626	—	—
Impairment of equity investment	2,002	—	—
Gain on sale of equity investment	(200)	—	—
Divested businesses	—	—	(2,243)
Severance and related costs	2,285	—	—
Other	26	(1)	36
Adjusted EBITDA	$29,924	$34,859	$32,032

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$18,683	$22,923	$14,918
Interest expense	1,073	703	2,054
Amortization of deferred financing costs	(147)	(147)	(342)
Income tax expense (benefit)	(2,419)	3,773	2,428
Deferred income taxes	2,918	(2,493)	(2,699)
Change in accrual for unrecognized tax benefits	446	(107)	1,179
Change in accounts receivable	(859)	(1,694)	(11,947)
Change in deferred revenue	8,193	4,583	18,866
Disposition related and other costs	—	1,700	7,619
Legal contingencies and related fees	—	149	1,965
Divested businesses	—	—	(2,243)
Severance and related costs	2,285	—	—
Changes in working capital and other	(249)	5,469	234
Adjusted EBITDA	$29,924	$34,859	$32,032

A reconciliation of Adjusted EBITDA Margin for the years ended December 31, 2020, 2019 and 2018 follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Adjusted Revenues	$136,878	$149,370	$152,258
Adjusted EBITDA	$29,924	$34,859	$32,032
Adjusted EBITDA Margin	22%	23%	21%

Cash Flows
We have summarized our cash flows for the years ended December 31, 2020, 2019 and 2018 as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash from operating activities	$18,683	$22,923	$14,918
Cash from (used in) investing activities	(15,904)	(11,505)	7,489
Cash used in financing activities	(542)	(12,423)	(27,174)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At December 31, 2020, we had cash of $7.6 million compared to $5.4 million at December 31, 2019. Cash held by foreign subsidiaries totaled approximately $3.1 million and $1.9 million at December 31, 2020 and 2019, respectively. Cash and cash equivalent balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash on hand, as well as the cash flow that we generate from our operations. In addition, we had $70.0 million in borrowing capacity under our $90.0 million Credit Agreement at December 31, 2020, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing U.S. cash and cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving credit facility may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Comparison of Years Ended December 31, 2020 and 2019
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation and the effect of changes in working capital. Net cash flows from operating activities were $18.7 million and $22.9 million for the years ended December 31, 2020 and 2019, respectively, a decrease of $4.2 million. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the year ended December 31, 2020 decreased primarily due to lower billings to customers resulting from the COVID-19 pandemic, partially offset by cost savings implemented by the Company in response to the COVID-19 pandemic.
Investing Activities
During the year ended December 31, 2020, cash used in investing activities was $15.9 million compared to $11.5 million of cash used in investing activities during the year ended December 31, 2019. Cash used by investing activities during the year ended December 31, 2020 increased from the comparable 2019 period due to higher capitalization of internally developed software of $1.9 million and $2.5 million lower receipts from the sale of businesses and equity investments.
Financing Activities
Cash used in financing activities during the year ended December 31, 2020 was $0.5 million primarily due to $10.0 million of net borrowings on long-term debt and $10.5 million of repurchases of common stock. Cash used during the year ended December 31, 2019 was $12.4 million primarily due to $8.0 million of net repayments on long-term debt and $4.4 million of repurchases of common stock.

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

Borrowings under the Credit Agreement bear interest, at the Company’s option, at a London Interbank Offered Rate ("LIBOR") rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2020, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 11 in the Notes to the Condensed Consolidated Financial Statements.

The obligations under the Credit Agreement are guaranteed by two of the Company's U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company's foreign subsidiaries.

Other Capital Requirements

We anticipate capital expenditures in 2021 to be approximately $16 million to $18 million. The increase over prior periods is due to the additional investments in the development of new products and features. We intend to use operating cash flows to fund capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies
The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of December 31, 2020:

	Payments due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$20,000	$—	$20,000	$—	$—
Operating lease obligations	18,984	4,040	7,334	6,089	1,521
Total contractual obligations	$38,984	$4,040	$27,334	$6,089	$1,521
We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of December 31, 2020, we had $20.0 million outstanding under our Credit Agreement. Interest payments are due quarterly or at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 11 “Indebtedness” in our consolidated financial statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 2.19% (the rate in effect on December 31, 2020) on our current borrowings, interest payments are expected to be $0.4 million per year in 2020-2023.
As of December 31, 2020, we recorded approximately $1.3 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2020 are $1.3 million of tax benefits that if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.4 million of its unrecognized tax benefits may be recognized in the next twelve months.

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
Foreign Exchange Risk
We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers name. Rigzone (sold RigLogix portion of the Rigzone business on February 20, 2018 and DHI transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), Dice Europe (ceased operations on August 31, 2018) and Hcareers (sold May 22, 2018) also conducted business outside the United States. For the years ended December 31, 2020 and 2019, approximately 17% and 20%, respectively, of our revenues were earned outside the United States and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling and between local currencies and the United States dollar and the subsequent translation of the British Pound Sterling to United States dollars. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income (Loss), and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses during 2020 would have been a decrease of approximately $0.1 million each.
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
The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of December 31, 2020 and 2019, our translation adjustment decreased stockholders’ equity by $28.5 million and $29.2 million, respectively. The change from December 31, 2019 to December 31, 2020 is primarily attributable to the position of the United States dollar against the British Pound Sterling.

Interest Rate Risk
We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of December 31, 2020, we had outstanding borrowings of $20.0 million under our Credit Agreement. If interest rates were to rise by 1.0%, annual interest expense on our current borrowings would increase by approximately $0.2 million. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This would effectively end the usefulness of LIBOR and may end its publication. It is unclear whether or not, at that time, a satisfactory replacement rate will be developed or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Whether or not SOFR or any other potential alternative reference rate attains market traction as a LIBOR replacement rate remains in question. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates to be affected, which may adversely impact the amount of our interest payments under such debt. If LIBOR is no longer widely available, the Company will pursue alternative interest rate calculations under the Credit Agreement. The Company is evaluating the expected impact of this change on its consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of DHI Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DHI Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 7 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases, under the modified retrospective method.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Acquired Intangible Assets, Net – Impairment of Goodwill and Dice Trademarks and Brand Name - Refer to Notes 2, 9, and 10 to the financial statements

Critical Audit Matter Description

The Company determines whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. If the fair value of the reporting unit is less than its carrying amount, an impairment charge is recorded for the amount the carrying value exceeds the fair value. Fair values are determined by using a combination of a discounted cash flow methodology and a market comparable method. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results, such as forecasted revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of the goodwill impairment charge, or both. The amount of goodwill as of December 31, 2020 was $133.4 million. During 2020, the Company recognized a $23.6 million goodwill impairment charge as the fair value of the reporting unit was lower than its carrying value.

The Company determines whether the carrying value of recorded indefinite-lived acquired intangible assets, which consists entirely of the Dice trademarks and brand name, is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process compares the fair value of the Dice trademarks and brand name to their carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The Company utilizes a relief from royalty rate method to value the Dice trademarks and brand name, which involves a significant level of judgment in the assumptions underlying the approach used to determine the fair value, including the revenue growth rate, royalty rate, and discount rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of the trademarks and brand name impairment charge, or both. The amount of acquired intangible assets as of December 31, 2020 was $23.8 million. During 2020, the Company recognized a $15.2 million trademarks and brand name impairment charge as the fair value of the trademarks and brand name was lower than their carrying value.

Given the significant judgments made by management to estimate the fair value of the reporting unit and the goodwill impairment charge recorded during the year, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation models, particularly the forecasts of future revenue and EBITDA margins and the selection of the discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists. In addition, given the determination of the fair values of the Dice trademarks and brand name and the impairment charges recorded during the year required management to make significant estimates and assumptions relating to the forecasts of future revenue and the selection of the royalty and discount rates, performing audit procedures to evaluate the reasonableness of such estimates and assumptions, particularly the forecasts of future revenue and the selection of the discount rate and royalty rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and EBITDA margins and selection of the royalty rate and discount rates used by management to estimate the fair value of the reporting unit and the Dice trademarks and brand name included the following, among others:

•We tested the effectiveness of controls over management’s impairment evaluation of the reporting unit and acquired intangible assets, including those controls related to management’s forecasts of future revenues and expenses and selection of the royalty rate and discount rates.

•We evaluated management’s ability to accurately forecast future revenues and expenses by comparing actual revenues and expenses to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenues and expenses forecast by comparing the forecasts with:

◦Historical revenues and expenses and forecasted information in industry reports.

◦Internal communications to management and the Board of Directors.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) valuation assumptions (discount rates and royalty rate) by:

◦Testing the source information underlying the determination of the assumption and testing the mathematical accuracy of the calculation.

◦Developing a range of independent estimates and comparing those to the assumptions selected by management.

/s/ Deloitte & Touche LLP
Des Moines, Iowa
February 10, 2021

We have served as the Company's auditor since 2005.

DHI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2020 and 2019
(in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$7,640	$5,381
Accounts receivable, net of allowance for doubtful accounts of $1,182 and $708	20,298	21,158
Income taxes receivable	1,044	2,353
Prepaid and other current assets	4,503	4,180
Total current assets	33,485	33,072
Fixed assets, net	24,544	20,352
Acquired intangible assets	23,800	39,000
Capitalized contract costs	7,734	7,515
Goodwill	133,353	156,059
Deferred income taxes	19	7
Operating lease right-of-use assets	16,405	19,712
Other assets	1,647	2,604
Total assets	$240,987	$278,321
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,426	$18,908
Operating lease liabilities	3,410	3,643
Deferred revenue	42,426	50,568
Income taxes payable	123	984
Total current liabilities	65,385	74,103
Long-term debt, net	19,583	9,435
Deferred income taxes	9,936	12,823
Deferred revenue	1,068	1,058
Accrual for unrecognized tax benefits	1,347	1,787
Operating lease liabilities	13,704	16,664
Other long-term liabilities	2,394	1,256
Total liabilities	113,417	117,126
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 71,233 and 69,509 shares, respectively; outstanding: 51,220 and 53,918 shares, respectively	714	696
Additional paid-in capital	233,554	227,227
Accumulated other comprehensive loss	(28,519)	(29,248)
Accumulated earnings	53,971	83,986
Treasury stock, 20,013 and 15,591 shares, respectively	(132,150)	(121,466)
Total stockholders’ equity	127,570	161,195
Total liabilities and stockholders’ equity	$240,987	$278,321
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2020, 2019 and 2018
(in thousands, except per share amounts)

	For the year ended December 31,
	2020	2019	2018
Revenues	$136,878	$149,370	$161,570
Operating expenses:
Cost of revenues	17,047	16,237	18,344
Product development	16,470	17,216	20,212
Sales and marketing	50,856	55,909	59,721
General and administrative	31,265	31,003	37,589
Depreciation	12,019	9,743	9,280
Amortization of intangible assets	—	—	482
Impairment of intangible assets	15,200	—	—
Impairment of goodwill	23,626	—	—
Disposition related and other costs (Note 15)	—	1,700	7,619
Total operating expenses	166,483	131,808	153,247
Other operating income (loss):
Gain (loss) on sale of businesses (Note 4)	—	(537)	3,369
Total other operating income (loss)	—	(537)	3,369
Operating income (loss)	(29,605)	17,025	11,692
Interest expense and other	(827)	(701)	(2,054)
Impairment of equity investment	(2,002)	—	—
Other expense	—	—	(36)
Income (loss) before income taxes	(32,434)	16,324	9,602
Income tax expense (benefit)	(2,419)	3,773	2,428
Net income (loss)	$(30,015)	$12,551	$7,174

Basic earnings (loss) per share	$(0.62)	$0.26	$0.15
Diluted earnings (loss) per share	$(0.62)	$0.24	$0.14

Weighted-average basic shares outstanding	48,278	48,739	48,520
Weighted-average diluted shares outstanding	48,278	51,633	49,605
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2020, 2019, and 2018
(in thousands)

	For the year ended December 31,
	2020	2019	2018
Net income (loss)	$(30,015)	$12,551	$7,174

Foreign currency translation adjustment	729	1,988	(3,906)
Total other comprehensive income (loss)	729	1,988	(3,906)
Comprehensive income (loss)	$(29,286)	$14,539	$3,268
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2020, 2019, and 2018 (in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance at January 1, 2018	—	$—	83,125	$831	$375,537	$(276,173)	$59,776	$(27,330)	$132,641
Net income							7,174		7,174
Other comprehensive loss								(3,906)	(3,906)
Stock based compensation					6,606				6,606
Restricted stock issued			4,087	41					41
Restricted stock forfeited or withheld to satisfy tax obligations			(440)	(4)		(693)			(697)
Performance-based restricted stock units eligible to vest			750	8					8
Cumulative-effect of new accounting principle (see Note 2)							4,485		4,485
Unclaimed shareholder liability (Note 13)					980				980
Purchase of treasury stock under stock repurchase plan						(1,977)			(1,977)
Balance at December 31, 2018	—	—	87,522	876	383,123	(278,843)	71,435	(31,236)	145,355
Net income							12,551		12,551
Other comprehensive income								1,988	1,988
Stock based compensation					5,704				5,704
Restricted stock issued			2,258	23					23
Restricted stock forfeited or withheld to satisfy tax obligations			(560)	(5)		(1,904)			(1,909)
Performance-based restricted stock units eligible to vest			449	4					4
Performance-based restricted stock units forfeited			(160)	(2)					(2)
Retirement of treasury stock (see Note 13)			(20,000)	(200)	(161,600)	161,800			—
Purchase of treasury stock under stock repurchase plan						(2,519)			(2,519)
Balance at December 31, 2019	—	—	69,509	696	227,227	(121,466)	83,986	(29,248)	161,195
Net loss							(30,015)		(30,015)
Other comprehensive income								729	729
Stock based compensation					6,327				6,327
Restricted stock issued			2,173	22					22
Purchase of treasury stock related to vested restricted and performance stock units			(430)	(4)		(2,248)			(2,252)
Performance-based restricted stock units forfeited			(19)	—					—
Purchase of treasury stock under stock repurchase plan						(8,436)			(8,436)
Balance at December 31, 2020	—	$—	71,233	$714	$233,554	$(132,150)	$53,971	$(28,519)	$127,570

See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2020, 2019 and 2018
(in thousands)

	For the year ended December 31,
	2020	2019	2018
Cash flows from (used in) operating activities:
Net income (loss)	$(30,015)	$12,551	$7,174
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	12,019	9,743	9,280
Amortization of intangible assets	—	—	482
Deferred income taxes	(2,918)	2,493	2,699
Amortization of deferred financing costs	147	147	342
Stock based compensation	6,327	5,704	6,606
Impairment of intangible assets	15,200	—	—
Impairment of goodwill	23,626	—	—
Impairment of equity investment	2,002	—	—
Change in accrual for unrecognized tax benefits	(446)	107	(1,179)
Gain on sale of equity investment	(200)	—	—
(Gain) loss on sale of businesses	—	537	(3,369)
Changes in operating assets and liabilities:
Accounts receivable	859	1,694	11,947
Prepaid expenses and other assets	(1,405)	(904)	1,759
Capitalized contract costs	(175)	453	(3,236)
Accounts payable and accrued expenses	139	(5,621)	1,743
Income taxes receivable/payable	480	(338)	(972)
Deferred revenue	(8,193)	(4,583)	(18,866)
Other, net	1,236	940	508
Net cash flows from operating activities	18,683	22,923	14,918
Cash flows from (used in) investing activities:
Cash received from sale of businesses, net	—	2,683	17,542
Purchases of fixed assets	(16,104)	(14,188)	(10,053)
Net cash received from sale of equity investment	200	—	—
Net cash flows from (used in) investing activities	(15,904)	(11,505)	7,489
Cash flows from (used in) financing activities:
Payments on long-term debt	(26,444)	(28,000)	(31,000)
Proceeds from long-term debt	36,444	20,000	7,000
Payments under stock repurchase plan	(8,294)	(2,519)	(1,977)
Purchase of treasury stock related to vested restricted and performance stock units	(2,248)	(1,904)	(693)
Financing costs paid	—	—	(504)
Net cash flows used in financing activities	(542)	(12,423)	(27,174)
Effect of exchange rate changes	22	(86)	(829)
Net change in cash and cash equivalents for the period	2,259	(1,091)	(5,596)
Cash and cash equivalents, beginning of period	5,381	6,472	12,068
Cash and cash equivalents, end of period	$7,640	$5,381	$6,472
See accompanying notes to the consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
DHI Group, Inc. (“DHI” or the “Company”), a Delaware corporation, was incorporated on June 28, 2005. DHI is a leading provider of data, insights and employment connections through its specialized services for technology professionals and other select online communities. Its mission is to empower tech professionals and organizations to compete and win through expert insights and relevant employment connections. Employers and recruiters use its websites and services to source, hire and connect with the most qualified and highly-skilled tech professionals, while professionals use its websites and services to find ideal employment opportunities, relevant job advice and tailored career-related data. For 30 years, through its predecessor companies, the Company was built on providing employers and professionals with career connections, news, tools and information. The Company serves multiple markets located throughout North America, Europe, the Middle East and the Asia Pacific region.

2.   SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the accounts of DHI and its wholly-owned subsidiaries and cost method investment. All intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition — We recognize revenue when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts ratably over the service period. Billings with customers are based on contractual schedules. Customer billings delivered in advance and payments received in advance of services being rendered are recorded as deferred revenue and recognized over the service period. We generate revenues from the following sources:

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and/or access to a searchable database of candidates on Dice, ClearanceJobs, eFinancialCareers and Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and DHI transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). Certain of the Company’s arrangements include multiple performance obligations, which primarily consists of the ability to post jobs and access to a searchable database of candidates. The Company determines the units of accounting for multiple performance obligations in accordance with Topic 606. Specifically, the Company considers a performance obligation as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to the database are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition since delivery of the two services occurs over the same time period.

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
The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2020, 2019 and 2018.

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
Statements of Cash Flows—All bank deposits are considered cash and cash equivalents.
The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2020	2019	2018
Supplemental cash flow information:
Interest paid	$1,100	$639	$1,807
Taxes paid	457	1,506	2,634
Non-cash investing and financing activities:
Capital expenditures on fixed assets included in accounts payable and accrued expenses	110	140	223
Share repurchases included in accounts payable and accrued expenses	141	—	—

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
Goodwill and Indefinite-Lived Acquired Intangible Assets—Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company performs a test for impairment of goodwill and indefinite-lived intangible assets annually on October 1, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded asset is impaired. The impairment review process for goodwill compares the fair value of the reporting unit in which goodwill resides to its carrying value. The impairment review process for indefinite-lived intangible assets compares the fair value of the assets to their carrying value. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units or the intangible asset. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or indefinite-lived intangible assets. See Notes 9 and 10 for discussion of impairment charges.
Capitalized Contract Costs—The Company capitalizes certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. For costs incurred to obtain new business sales contracts, the Company capitalizes and expenses these costs over an average customer life, which was approximately two years as of December 31, 2020. For the remaining sales contracts, the Company capitalizes and expenses these costs over a weighted average contract term, which was approximately one year as of December 31, 2020. See Note 3 for additional contract acquisition cost disclosures.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2020, 2019 and 2018 was $12.7 million, $20.1 million and $26.7 million, respectively.
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
Stock-Based Compensation—The Company has a plan to grant equity awards to certain employees and directors of the Company and its subsidiaries. See Note 16.
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
Earnings per Share—The Company follows the Earnings Per Share topic of the FASB ASC in computing earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding. When the effects are dilutive, diluted earnings per share is calculated using the weighted average number of shares outstanding, and the dilutive effect of stock-based compensation awards as determined under the treasury stock method. Certain stock awards were excluded from the computation of diluted (loss) earnings per share due to their anti-dilutive effect. See Note 20.
New Accounting Pronouncements— In May 2014, FASB issued ASU No. 2014-09 ("Topic 606"), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and requires entities to measure and recognize revenue and the related cash flows it expects to be entitled for the transfer of promised goods or services to customers and requires an entity to recognize the incremental costs of obtaining a contract with a customer as an asset if the entity expects to recover those costs over time. Topic 606 became effective for reporting periods beginning after December 15, 2017. Topic 606 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company has chosen the modified retrospective application method and implemented Topic 606 effective January 1, 2018.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related disclosures. The updated standard became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the new standard in the first quarter of 2018, and has determined the adoption did not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard has requirements on how to account for leases by both the lessee and the lessor and adds clarification for what constitutes a lease, among other items. The updated standard becomes effective for fiscal years beginning after December 15, 2018 and interim periods the following year, with early adoption permitted. The new standard must be applied using a modified retrospective transition. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. DHI implemented the new standard effective January 1, 2019 and elected to recognize a cumulative effect adjustment to the beginning balance of retained earnings in the period of adoption. Adoption of this standard resulted in a right-of-use asset of $17.2 million, net of accrued rent and lease exit costs, and related operating lease liability of $18.0 million being established on the Company's balance sheet on January 1, 2019, with no cumulative-effect adjustment to retained earnings. Right-of-Use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the obligation to make payments arising from the lease. The Company has implemented processes and tools to assist in the ongoing lease data collection and analysis, and has updated accounting policies and internal controls as a result of adopting this standard.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Year Ended December 31,
	2020			2019			2018
	Tech-focused	Other	Total	Tech-focused	Other	Total	Tech-Focused	Other	Total
Dice (1)	$82,190	—	$82,190	$92,527	$—	$92,527	$94,438	$—	$94,438
ClearanceJobs	28,977	—	28,977	24,745	—	24,745	21,086	—	21,086
eFinancial Careers	25,711	—	25,711	32,098	—	32,098	33,758	—	33,758
Dice Europe(2)	—	—	—	—	—	—	2,976	—	2,976
Rigzone(3)	—	—	—	—	—	—	—	3,771	3,771
Hcareers(3)	—	—	—	—	—	—	—	5,329	5,329
BioSpace(3)	—		—	—	—	—	—	212	212
Total	$136,878	$—	$136,878	$149,370	$—	$149,370	$152,258	$9,312	$161,570

(1) Includes Dice U.S. and Career Events.
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

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of December 31, 2020	As of December 31, 2019
Receivables	$20,298	$21,158
Short-term contract liabilities (deferred revenue)	42,426	50,568
Long-term contract liabilities (deferred revenue)	1,068	1,058

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

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$50,438	$54,825	$75,967

Transaction price allocated to the remaining performance obligations

Under the guidance of Topic 606, the following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	2021	2022	2023	Total
Tech-focused	$42,426	$1,033	$35	$43,494

Contract acquisition costs

We are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As allowed for by the practical expedient, the Company is using a portfolio approach for contract acquisition costs, which allows the new revenue guidance to be applied to a portfolio of contracts with similar characteristics. As a result, the Company has applied the portfolio approach to new business contracts and recurring or remaining business contracts. The Company reasonably expects that the effects of applying the portfolio approach would not differ materially from applying Topic 606 at the individual contract level. As of January 1, 2018, the date we adopted Topic 606, we capitalized $6.1 million in contract acquisition costs related to contracts that were not completed. The cumulative effect for contract acquisition costs was computed based on contracts in force as of December 31, 2017 using the average commission rates on both new business sales contracts, to be amortized over approximately two years, and the remaining sales contracts to be amortized over approximately one year. For costs incurred to obtain new business sales contracts, we will record these costs over an average customer life, which was determined using customer renewal rates; for the remaining sales contracts, we will record these costs over the weighted average contract term. The Company recorded $11.5 million, $11.8 million and $10.1 million of expense related to the amortization of contract acquisition costs during the years ended December 31, 2020, 2019 and 2018, respectively, and there was no impairment loss incurred.

4.   SALE OF BUSINESSES
The Company transferred a majority ownership of the Rigzone business to Rigzone management on August 31, 2018. The Company retained a 40% common share interest in Rigzone. The Company incurred approximately $0.4 million in selling costs and recognized a $0.4 million loss on sale in the third quarter of 2018.
The Company sold the Hcareers business on May 22, 2018 for $16.5 million and incurred approximately $1.5 million in selling costs, with $1.7 million of the purchase price placed in escrow, to be released twelve months after the closing date, subject to the terms and conditions of the transaction agreement, including certain contingencies. Net cash proceeds of $14.0 million were received on the date of sale of Hcareers. As a result of the sale, a $0.8 million loss was recognized in the second quarter of 2018. During the second quarter of 2019, the escrow of $1.7 million and working capital terms and related contingencies were finalized resulting in the Company recording an additional loss on sale of $0.5 million and receiving cash of $0.7 million from the escrow and $0.2 million from working capital.
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sold the Health eCareers business on December 4, 2017 for $15.0 million. $1.5 million of the purchase price was placed in escrow, which was released to the Company in the second quarter of 2019.

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

Impairment—The Company performs annual impairment tests for goodwill and the Dice trademarks and brand name as of October 1 of each year or more frequently if indicators of potential impairment exist. See Notes 9 and 10 of the Notes to Consolidated Financial Statements. The Company evaluates the carrying value of equity investments at each reporting period as described in Note 6 of the Notes to the Consolidated Financial Statements.

6. INVESTMENTS
At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a leading tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. The Company has elected the measurement alternative in accordance with FASB ASC 321, Investments - Equity Securities. As of December 31, 2019, it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. Accordingly, the investment was carried at its original cost of $2.0 million and was included in the other assets section of the Condensed Consolidated Balance Sheets. During the year ended December 31, 2020, based on the investment's historical cash burn rate, uncertainty of its ability to meet revenue and cash flow projections, current liquidity position, lack of access to additional capital, and impacts from the COVID-19 pandemic, the Company determined the value to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020.
On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management with zero proceeds received from the transfer, while retaining a 20% preferred share interest in the BioSpace business. At the time of sale, the fair value of the investment was estimated to be zero. During the second quarter of 2020, the Company sold its 20% interest in BioSpace to BioSpace management for $0.2 million. Accordingly, the Company recognized a $0.2 million gain on sale, which was included in interest expense and other on the Consolidated Statements of Operations.
Rigzone is a website dedicated to delivering online content, data , and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales, professionals with energy industry expertise

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company agreed to provide $0.4 million of funding to the Rigzone business, which was recorded in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2018. The Company has no further funding requirements to the Rigzone business. The Company has evaluated the 40% common share investment in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment continues to be recorded at cost, which was zero at December 31, 2020.

7. LEASES
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), applying the modified retrospective transition. Periods beginning after January 1, 2019 will be presented under Topic 842, while prior period amounts will not be adjusted and continue to be reported under the accounting standards in effect prior to January 1, 2019.

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to eight years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any lease agreements with related parties.

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

The component of lease cost were as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost*	$4,059	$4,265
Sublease income	(1,018)	(1,322)
Total lease cost	$3,041	$2,943

*Includes short-term and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,315	$4,632

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$292	$7,434

Supplemental balance sheet information related to lease was as follows (in thousands, except lease term and discount):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease right-of-use assets	$16,405	$19,712

Operating lease liabilities - current	3,410	3,643
Operating lease liabilities - non-current	13,704	16,664
Total operating lease liabilities	$17,114	$20,307

Weighted average remaining lease term
Operating leases	4.9 years	5.9 years

Weighted average discount rate
Operating leases	4.0%	4.0%
As of December 31, 2020, future operating lease payments were as follows: (in thousands):

Operating Leases

2021	$4,040
2022	3,780
2023	3,554
2024	3,073
2025	3,016
2025 and Thereafter	1,521

Total lease payments	18,984
Less imputed interest	(1,870)
Total	$17,114

As of December 31, 2020, the Company has no additional operating or finance leases that have not yet commenced.

8.    FIXED ASSETS, NET
Fixed assets, net consist of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Computer equipment and software	$5,397	$6,869
Furniture and fixtures	2,525	2,934
Leasehold improvements	3,320	3,593
Capitalized development costs	48,515	35,925
	59,757	49,321
Less: Accumulated depreciation and amortization	(35,213)	(28,969)
Fixed assets, net	$24,544	$20,352

9.    ACQUIRED INTANGIBLE ASSETS, NET
As a result of the sale of Hcareers (sold May 22, 2018), the Company disposed of all its remaining unamortized acquired intangible assets. Acquired intangible assets disposed of in conjunction with the sale had costs of $12.9 million and accumulated amortization of $6.7 million. Therefore, as of December 31, 2020 and 2019, the net value of all finite-lived acquired intangible assets was zero.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020 and 2019, the Company had an indefinite-lived acquired intangible asset of $23.8 million and $39.0 million, respectively, related to the Dice trademarks and brand name. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. During the first quarter of 2020, because of the initial impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows that are attributable to the Dice trademarks and brand name, the Company performed an interim impairment analysis. As a result of the analysis, the Company recorded an impairment charge of $7.2 million during the first quarter of 2020. During the third quarter of 2020, the impacts of the COVID-19 pandemic continued and the Company's projected earnings and cash flows that are attributable to the Dice trademarks and brand name declined as compared to the projections used in the March 31, 2020 analysis. As a result, the Company performed an interim impairment analysis as of September 30, 2020, which resulted in the Company recording an additional impairment charge of $8.0 million during the three month period ended September 30, 2020.

Revenues attributable to the Dice trademarks and brand name for the fourth quarter of 2020 and estimated future results as of December 31, 2020 have exceeded the projections used in the September 30, 2020 analysis. As a result, the Company believes it is not more likely than not that the fair value of the Dice trademarks and brand name is less than the carrying value as of December 31, 2020. Therefore, no quantitative impairment test was performed as of December 31, 2020. No impairment was recorded during the years ended December 31, 2019 and 2018.

The projections utilized in the March 31 and September 30, 2020 analyses included a decline in revenues caused by the COVID-19 pandemic that are attributable to the Dice trademarks and brand name for the year ended December 31, 2020 compared to the year ended December 31, 2019. The September 30, 2020 analysis included a further decline in revenues caused by the COVID-19 pandemic that are attributable to the Dice trademarks and brand name for the year ending December 31, 2021 compared to the year ended December 31, 2020 and then increasing to rates approximating industry growth projections, although peaking at rates slightly lower than in the March 31, 2020 analysis. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Cash flows that are attributable to the Dice trademarks and brand name were projected to decline for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of the lower revenue, but partially offset by reductions to operating expenses. Operating expenses, excluding impairments, utilized in the March 31 and September 30, 2020 analyses were projected to decline for the year ended December 31, 2020 as compared to the year ended December 31, 2019, including a reduction in operating margin. The March 31, 2020 analysis included modest operating margin improvements during the year ending December 31, 2021 and beyond while the September 30, 2020 analysis included a small reduction in operating margin during the year ending December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. In the March 31, 2020 and September 30, 2020 analyses, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 5.0% and 4.0%, respectively, based on comparable industry studies and a discount rate of 17.5% and 15.5%, respectively. The decline in the royalty rate is due to revenue declines and impacts of the COVID-19 pandemic and the decline in the discount rate is primarily due to the lower projections, as compared to the March 31, 2020 analysis.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    GOODWILL

The following table shows the carrying amount of goodwill by segment as of December 31, 2020 and 2019 and the changes in goodwill for the years then ended (in thousands):

Goodwill at January 1, 2019	$153,974
Foreign currency translation adjustment	2,085
Goodwill at December 31, 2019	$156,059
Foreign currency translation adjustment	920
Impairment	(23,626)
Goodwill at December 31, 2020	$133,353

The amount of goodwill as of December 31, 2020 allocated to the Tech-focused reporting unit was $133.4 million. The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. During the first quarter of 2020, because of the initial impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the reporting unit, the Company performed an interim impairment analysis of goodwill. The results of the analysis indicated that the fair value of the Tech-focused reporting unit was not substantially in excess of the carrying value as of March 31, 2020. The percentage by which the estimated fair value exceeded carrying value for the Tech-focused reporting unit at March 31, 2020 was less than 1%. During the third quarter of 2020, the impacts of the COVID-19 pandemic continued and the Company's projected earnings and cash flows for the Tech-focused reporting unit declined as compared to the projections used in the March 31, 2020 analysis. As a result, the Company performed an interim impairment analysis as of September 30, 2020, which resulted in the Company recording an impairment charge of $23.6 million during the three month period ended September 30, 2020.

Results for the Tech-focused reporting unit for the fourth quarter of 2020 and estimated future results as of December 31, 2020 have exceeded the projections used in the September 30, 2020 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of December 31, 2020. Therefore, no quantitative impairment test was performed as of December 31, 2020. No impairment was recorded during the years ended December 31, 2019 and 2018.

Revenue projections for the Tech-focused reporting unit declined compared to the projections used in the March 31, 2020 analysis due to the continued impacts of the COVID-19 pandemic. The September 30, 2020 analysis included a further decline in revenues attributable to the Tech-focused reporting unit for the year ending December 31, 2021 compared to the year ended December 31, 2020 and then increasing to rates approximating industry growth projections, although peaking at rates slightly lower than in the March 31, 2020 analysis. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the length and impacts of the COVID-19 pandemic, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. Cash flows attributable to the Tech-focused reporting unit declined for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of the lower revenue, but partially offset by reductions to operating expenses. Operating expenses, excluding impairments, utilized in the March 31 and September 30, 2020 analyses have declined for the year ending December 31, 2020 as compared to the year ended December 31, 2019, including a reduction in operating margin. The March 31, 2020 analysis included modest operating margin improvements during the year ending December 31, 2021 and beyond while the September 30, 2020 analysis included a small reduction in operating margin during the year ending December 31, 2021 and then increasing modestly.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The determination of whether or not goodwill has become impaired is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results, such as forecasted revenues and earnings before interest, taxes, depreciation and amortization margins and capital expenditure requirements. Fair values are determined either by using a discounted cash flow methodology or by using a combination of a discounted cash flow methodology and a market comparable method. The discounted cash flow methodology is based on projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. Factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements are considered. Additionally, the discounted cash flows analysis takes into consideration cash expenditures for product development, other technological updates and advancements to the websites and investments to improve the candidate databases. The market comparable method indicates the fair value of a business by comparing it to publicly traded companies in similar lines of business or to comparable transactions or assets. Considerations for factors such as size, growth, profitability, risk and return on investment are analyzed and compared to the comparable businesses and adjustments are made. A market value of invested capital of the publicly traded companies is calculated and then applied to the entity’s operating results to arrive at an estimate of value.

11.    INDEBTEDNESS

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

Borrowings under the Credit Agreement bear interest, at the Company’s option, at a LIBOR rate or a base rate plus a margin. The margin ranges from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The Company incurs a commitment fee ranging from 0.30% to 0.45% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. The facility may be prepaid at any time without penalty. Interest expense on long-term debt for the years ended December 31, 2020, 2019, and 2018 was $1.1 million, $0.9 million, and $1.9 million, respectively.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2020, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by two of the Company’s wholly-owned subsidiaries, and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

The amounts borrowed as of December 31, 2020 and 2019 are as follows (dollars in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020	December 31, 2019
Amounts borrowed:
Revolving credit facility	$20,000	$10,000
Less: deferred financing costs, net of accumulated amortization of $319 and $172	(417)	(565)
Total borrowed	$19,583	$9,435

Available to be borrowed under revolving facility	$70,000	$80,000

Interest rates:
LIBOR rate loans:
Interest margin	2.00%	1.75%
Actual interest rates	2.19%	3.56%

Commitment Fee	0.35%	0.30%
There are no scheduled payments until maturity of the Credit Agreement in November 2023.

12.    COMMITMENTS AND CONTINGENCIES
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
13.    EQUITY TRANSACTIONS
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, the value of shares available to be purchased under the current plan was $1.1 million.

During the years ended December 31, 2020, 2019 and 2018, purchases of the Company’s common stock pursuant to Stock Repurchase Plans were as follows:

	Year Ended December 31,
	2020	2019	2018
Shares repurchased[1]	3,548,265	848,760	1,086,420
Average purchase price per share[2]	$2.38	$2.97	$1.82
Dollar value of shares repurchased (in thousands)	$8,436	$2,519	$1,977
Unsettled shares repurchased[3]	63,451	4,310	26,337
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.
[3] Included in the number of shares repurchased above
The Company's Board approved the retirement of 20 million shares of treasury stock during the first quarter of 2019 and, as a result, the Company reduced additional paid in capital by $161.6 million and Common Stock by $0.2 million during the quarter. The value of treasury stock retired was computed based on the average repurchase price of all treasury shares as of March 31, 2019, which was $8.09 per share.

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
Dividends—No dividends were declared during the years ended December 31 2020, 2019 or 2018. Our Credit Agreement limits our ability to declare and pay dividends. Refer to Note 11 “Indebtedness.”
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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts represent additional equity of the Company. Accordingly, the Company reclassified $1.0 million from other long-term liabilities to additional paid-in capital during the third quarter of 2018.

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. The Company had no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2020, 2019, and 2018. The foreign currency translation adjustments impact comprehensive income. Accumulated other comprehensive income (loss), net consists of the following components, net of tax (in thousands):

	Year Ended December 31,
	2020	2019	2018
Foreign currency translation:
Balance at beginning of year	$(29,248)	$(31,236)	$(27,330)
Translation adjustments	729	1,988	(3,906)
Balance at end of year	$(28,519)	$(29,248)	$(31,236)

15.    DISPOSITION RELATED AND OTHER COSTS
In May 2017, the Company announced plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures included: BioSpace (transferred majority ownership to BioSpace management on January 31, 2018 and sold the remaining interest during the second quarter of 2020), Hcareers (sold May 22, 2018), and Rigzone (sold the RigLogix portion of the Rigzone business on February 22, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018). Additionally, the Company ceased the Dice Europe operations on August 31, 2018 and vacated certain offices during 2018. In connection with the planned divestitures and reorganization to the tech-focused strategy, the Company incurred certain costs, including severance and retention, lease exit, business closure, professional fees related to activist shareholders, search, financial advisory, and legal services, and other costs to further these strategic objectives. The activities associated with disposition related and other costs were substantially completed during the year ended December 31, 2019.

The following table displays a roll forward of the disposition related and other costs and related liability balances (in thousands):

	Accrual at December 31, 2019	Expense	Cash Payments	Accrual at December 31, 2020
Severance and retention	$145	$—	$(145)	$—
Lease exit and related asset impairment costs	365	—	(117)	248
Total disposition related and other costs	$510	$—	$(262)	$248

	Accrual at December 31, 2018	Expense	Cash Payments	Accrual at December 31, 2019
Severance and retention	$1,089	$1,258	$(2,202)	$145
Professional fees and other costs	1,271	442	(1,713)	—
Lease exit and related asset impairment costs	947	—	(582)	365
Total disposition related and other costs	$3,307	$1,700	$(4,497)	$510

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Accrual at December 31, 2017	Expense	Cash Payments	Non-cash Impairment	Accrual at December 31, 2018
Severance and retention	$1,237	$3,191	$(3,339)	$—	$1,089
Professional fees and other costs	825	2,914	(2,468)	—	1,271
Lease exit and related asset impairment costs	—	1,514	(399)	(168)	947
Total disposition related and other costs	$2,062	$7,619	$(6,206)	$(168)	$3,307

16.    STOCK BASED COMPENSATION
Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors. The Company records expense based upon the number of awards outstanding with no estimate for forfeitures.

The Company recorded stock based compensation expense of $6.3 million, $5.7 million, and $6.6 million during the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020, there was $9.0 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

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

A summary of the status of restricted stock awards as of December 31, 2020, 2019, and 2018 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,994,787	$2.46	4,518,932	$2.32	2,393,257	$5.48
Granted	2,172,550	$2.67	2,257,940	$2.72	4,087,342	$1.68
Forfeited	(430,136)	$2.81	(560,375)	$2.75	(439,750)	$4.20
Vested	(1,859,348)	$2.58	(2,221,710)	$2.36	(1,521,917)	$5.03
Non-vested at end of period	3,877,853	$2.49	3,994,787	$2.46	4,518,932	$2.32

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. The first agreement expired and was terminated during the first quarter of 2020.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the second agreement, the fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the years ended December 31, 2020 and 2019, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period. For the performance period ending December 31, 2020, as a result of the COVID-19 pandemic and its impact on the overall economy, the bookings targets were modified during the third quarter of 2020. Accordingly, the Company remeasured the awards. As of December 31, 2020, there were 1,352,438 unvested shares related to the second agreement.

There were no cash flow impact resulting from the grants.

A summary of the status of PSUs as of December 31, 2020, 2019, and 2018 and the changes during the periods then ended, is presented below:

	Year Ended December 31,
	2020		2019		2018
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,664,650	$2.53	1,255,000	$3.45	760,003	$6.92
Granted	911,460	$2.65	837,150	$2.54	750,000	$1.58
Forfeited	(695,628)	$3.26	(427,500)	$5.26	(255,003)	$8.27
Vested	(528,044)	$1.88	—	$—	—	$—
Non-vested at end of period	1,352,438	$2.50	1,664,650	$2.53	1,255,000	$3.45

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the years ended December 31, 2020, 2019, and 2018.

A summary of the status of options previously granted as of December 31, 2020, 2019, and 2018, and the changes during the periods then ended is presented below:

	Year Ended December 31, 2020
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	190,000	$8.28	$—
Forfeited	(80,000)	$9.48	—
Options outstanding at December 31	110,000	$7.40	$—
Exercisable at December 31	110,000	$7.40	$—

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	327,000	$8.35	$—
Forfeited	(137,000)	$8.46	—
Options outstanding at December 31	190,000	$8.28	$—
Exercisable at December 31	190,000	$8.28	$—

	Year Ended December 31, 2018
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	1,101,875	$9.28	$—
Forfeited	(774,875)	$9.67	—
Options outstanding at December 31	327,000	$8.35	$—
Exercisable at December 31	327,000	$8.35	$—

The weighted-average remaining contractual term of options exercisable at December 31, 2020 is 0.2 years. The following table summarizes information about options outstanding as of December 31, 2020:

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable
		(in years)
$ 7.00 - $ 7.99	100,000	0.1	100,000
$ 8.00 - $ 8.99	10,000	0.8	10,000
	110,000		110,000

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    INCOME TAXES

Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$389	$—
Capital loss carryforward	5,225	5,044
Allowance for doubtful accounts	255	150
Provision for accrued expenses and other, net	1,577	792
Stock-based compensation	1,872	2,162
Deferred revenue	127	211
Tax credit carryforward	258	146
	9,703	8,505
Less valuation allowance	5,343	5,072
Deferred tax asset, net of valuation allowance	4,360	3,433
Deferred tax liabilities:
Acquired intangibles	(6,187)	(10,253)
Depreciation of fixed assets	(6,327)	(4,288)
Capitalized contract costs	(1,763)	(1,708)
Deferred tax liability	(14,277)	(16,249)
Net deferred tax liability	$(9,917)	$(12,816)
Recognized in Consolidated Balance Sheets:
Deferred tax asset	19	7
Deferred tax liability	(9,936)	(12,823)
Net deferred tax liability	$(9,917)	$(12,816)
The Company had deferred tax assets of $0.4 million at December 31, 2020 related to net operating loss carryforwards; $5.2 million and $5.0 million, respectively, at December 31, 2020 and 2019 related to capital loss carryforwards; and $0.3 million and $0.1 million, respectively, at December 31, 2020 and 2019 related to tax credit carryforwards. The net operating loss carryforward period is indefinite. The capital losses expire in 2023 through 2025. The tax credits expire in 2029. The Company has recorded valuation allowances of $5.3 million and $5.1 million, respectively, at December 31, 2020 and 2019 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.
Income (loss) before income taxes are as follows (in thousands):

	2020	2019	2018
United States	$(5,628)	$10,882	$762
Foreign	(26,806)	5,442	8,840
Income (loss) before income taxes	$(32,434)	$16,324	$9,602

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Current income tax expense (benefit):
Federal	$244	$524	$(1,299)
State	173	72	(119)
Foreign	82	684	1,570
Current income tax expense	499	1,280	152
Deferred income tax expense (benefit):
Federal	(2,025)	1,660	1,387
State	(461)	539	104
Foreign	(432)	294	785
Deferred income tax expense (benefit)	(2,918)	2,493	2,276
Income tax expense (benefit)	$(2,419)	$3,773	$2,428

A reconciliation between the tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	$(6,811)	$3,428	$2,016
Gain (loss) on sale of businesses	(42)	84	(6,111)
Stock-based compensation	482	380	2,112
Nondeductible impairment	5,274	—	—
State taxes, net of federal effect	(315)	467	(38)
Difference between foreign and U.S. rates	32	(192)	(102)
Change in accrual for unrecognized tax benefits	(437)	107	(1,179)
U.S. tax on global intangible low-taxed income, net of credits	—	84	229
Executive compensation	323	147	126
Currency translation gains (losses)	(278)	(67)	219
U.S. transition tax on foreign earnings	—	140	368
Research and development tax credits	(530)	(557)	(481)
Change in valuation allowances	(30)	12	5,117
Other	(87)	(260)	152
Income tax expense (benefit)	$(2,419)	$3,773	$2,428
Effective tax rate	7.5%	23.1%	25.3%

H.R.1, commonly known as the Tax Cuts and Jobs Act (“TCJA”), was signed into law in December 2017. In the year ended December 31, 2018, the Company completed its analysis of the impact of the TCJA on its liability for the one-time transition tax on the deemed repatriation of undistributed earnings from foreign subsidiaries. The Company recognized an adjustment on the basis of revised foreign earnings computations and additional guidance issued by U.S. federal and state tax authorities, resulting in tax expense of $0.4 million. In the year ended December 31, 2019, the Company increased its transition tax liability to reflect further guidance issued by tax authorities, resulting in tax expense of $0.1 million.

An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2020 and 2019, the Company has recorded a liability of $1.3 million and $1.8 million, respectively, which consists of unrecognized tax benefits of $1.2 million and $1.4 million, respectively, and estimated accrued interest and penalties of $0.1 million and $0.4 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2020, 2019 and 2018, interest expense (income) and penalties recorded in the Consolidated Statements of Operations were $(214,000), $94,000 and $(61,000), respectively.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the amounts of unrecognized tax benefits, net of tax and excluding interest and penalties, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Unrecognized tax benefits—beginning of period	$1,434	$1,422	$2,539
Increases in tax positions related to current year	134	163	330
Increases in tax positions related to prior year	—	41	—
Decreases in tax positions related to prior year	—	—	(9)
Settlements with taxing authorities	—	—	(838)
Lapse of statute of limitations	(360)	(192)	(600)
Unrecognized tax benefits—end of period	$1,208	$1,434	$1,422
The foregoing table indicates unrecognized tax benefits, net of tax and excluding interest and penalties. The balance of gross unrecognized benefits was $1.3 million, $1.5 million, and $1.5 million at December 31, 2020, 2019 and 2018, respectively. If the unrecognized tax benefits at December 31, 2020, 2019 and 2018 were recognized in full, tax benefits of $1.3 million, $1.8 million and $1.7 million, respectively, would affect the effective tax rate.
The Company files income tax returns in the U.S. and various foreign jurisdictions. The Company is generally no longer subject to examinations by U.S. federal tax authorities for tax years prior to 2017, or by U.S. state and foreign authorities for tax years prior to 2016. The Company believes it is reasonably possible that as much as $0.4 million of its unrecognized tax benefits may be recognized by the end of 2021 as a result of a lapse of the statute of limitations.

18.    EMPLOYEE SAVINGS PLAN
The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $1.6 million, $1.4 million, and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, to match employee contributions to the Savings Plan.

19.    SEGMENT INFORMATION

Beginning in 2019, the Company has had a single reportable segment, Tech-focused, which includes the Dice, ClearanceJobs, and eFinancialCareers services, as well as corporate related costs. The Company allocates resources and assesses financial performance on a consolidated basis, as all services pertain to the Company's Tech-focused strategy.

Prior to 2019, the Company had other services and activities that individually were not significant in relation to consolidated revenues, operating income or total assets. These include Hcareers (sold May 22, 2018), Rigzone (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining Rigzone business to Rigzone management on August 31, 2018), and Biospace (majority ownership transferred to BioSpace management on January 31, 2018) services, which are recorded in the "Other" category.

The Company’s current foreign operations are comprised of the Dice Europe (ceased operations on August 31, 2018) operations and a portion of the eFinancialCareers and Rigzone services (sold the RigLogix portion of the Rigzone business on February 20, 2018 and transferred majority ownership of the remaining business to Rigzone management on August 31, 2018), which operate in Europe, the financial centers of the gulf region of the Middle East, and Asia Pacific. The Company's foreign operations also included Hcareers (sold May 22, 2018), which operated in Canada. Revenue and long-lived assets by geography, as presented in the tables below, are based on the location of each of the Company's subsidiaries.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the segment information (in thousands and recast for the change in reportable segments):

	2020	2019	2018
By Segment:
Revenues:
Tech-focused	$136,878	$149,370	$152,258
Other	—	—	9,312
Total revenues	$136,878	$149,370	$161,570

Depreciation:
Tech-focused	$12,019	$9,743	$9,001
Other	—	—	279
Total depreciation	$12,019	9,743	$9,280

Amortization:
Tech-focused	$—	$—	$—
Other	—	—	482
Total amortization	$—	$—	$482

Operating income (loss):
Tech-focused	$(29,605)	$17,025	$7,280
Other	—	—	4,412
Operating income	(29,605)	17,025	11,692
Interest expense and other	(827)	(701)	(2,054)
Other expense	(2,002)	—	(36)
Income (loss) before income taxes	$(32,434)	$16,324	$9,602

Capital expenditures:
Tech-focused	$16,104	$14,188	$10,060
Other	—	—	221
Total capital expenditures	$16,104	$14,188	$10,281

	2020	2019	2018
By Geography:
Revenues:
United States	$113,202	$119,882	$121,097
United Kingdom	12,767	17,343	22,356
EMEA, APAC and Canada (1)	10,909	12,145	18,117
Non-United States	23,676	29,488	40,473
Total revenues	$136,878	$149,370	$161,570

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). Revenues from Canada ceased May 22, 2018 upon the sale of the Company's Hcareers business.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of		As of
	March 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Long-lived assets2:
United States			$33,838	$30,260
United Kingdom			6,277	8,307
EMEA and APAC(1)			834	1,497
Non-United States			7,111	9,804
Total long-lived assets			$40,949	$40,064

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
(2) Long-lived assets include fixed assets and lease right of use assets.

20.    EARNINGS (LOSS) PER SHARE
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

	2020	2019	2018
Income (loss) from continuing operations—basic and diluted	$(30,015)	$12,551	$7,174

Weighted-average shares outstanding—basic	48,278	48,739	48,520
Add shares issuable from stock-based awards	—	2,894	1,085
Weighted-average shares outstanding—diluted	$48,278	$51,633	$49,605

Basic earnings (loss) per share	$(0.62)	$0.26	$0.15
Diluted earnings (loss) per share	$(0.62)	$0.24	$0.14

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of unaudited quarterly results of operations for 2020 and 2019:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2020
Revenues	$36,633	$33,784	$33,250	$33,211
Total operating expenses	41,883	31,331	61,828	31,441
Operating income (loss)	$(5,250)	$2,453	$(28,578)	$1,770

Net income (loss)	$(6,550)	$1,862	$(27,322)	$1,995
Basic earnings (loss) per common share	$(0.13)	$0.04	$(0.57)	$0.04	[1]
Diluted earnings (loss) per common share	$(0.13)	$0.04	$(0.57)	$0.04	[1]

2019
Revenues	$37,120	$37,359	$37,176	$37,715
Total operating expenses	33,528	33,057	31,903	33,320
Other operating income (loss)	$—	$(537)	$—	$—	[2]
Operating income	$3,592	$3,765	$5,273	$4,395

Net income	$1,588	$3,061	$4,381	$3,521
Basic earnings per common share	$0.03	$0.06	$0.09	$0.07	[1]
Diluted earnings per common share	$0.03	$0.06	$0.08	$0.07	[1]

[1]The sum of the quarter may not equal the full year amount.
[2]Escrow and working capital terms and related contingencies were finalized regarding the Hcareers's sale resulting in an additional loss on the sale.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2020 and has issued a report regarding its assessment included herein.

Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of DHI Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DHI Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 10, 2021, expressed an unqualified opinion on those financial statements.

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
February 10, 2021

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by Item 10 will be set forth in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders (the "Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2020 and is incorporated herein by reference.
Executive Officers of the Company
Set forth below is information relating to the Company’s executive officers as of February 10, 2021.

Name	Age	Position
Art Zeile	56	President and Chief Executive Officer
Kevin Bostick	53	Chief Financial Officer
Paul Farnsworth	49	Chief Technology Officer
Christian Dwyer	54	Chief Product Officer
Michelle Marian	55	Chief Marketing Officer
Arie Kanofsky	52	Chief Revenue Officer
Chris Henderson	53	Chief Operating Officer
Pam Bilash	62	Chief Human Resources Officer
Brian P. Campbell	56	Chief Legal Officer

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
Chris Henderson is the Chief Operating Officer, joining the Company in April 2019. Mr. Henderson previously served as Chief Strategy Officer. Mr. Henderson is responsible for the overall strategy and operations of DHI, particularly as it relates to the development and execution of products and go-to-market solutions for each of the Company’s brands. Prior to joining the Company, Mr. Henderson served as the CEO of the Universal Service Administrative Company, which delivers the FCC's $10 billion Universal Service effort to deliver high quality broadband to all Americans. Mr. Henderson previously held a number of senior roles in the public sector including Senior Advisor to Interior Secretary Ken Salazar and COO of City for the Denver under Mayor John Hickenlooper. He also spent twelve years at Vestar Capital Partners, a private equity firm, where he was managing director, member of the investment committee and co-head of the consumer group. Mr. Henderson holds an M.B.A. from Columbia University and a B.A. in Political Science from the University of Colorado at Boulder.
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
Brian P. Campbell is the Chief Legal Officer and Corporate Secretary of DHI Group, Inc. He previously served as Senior Vice President, Corporate Development and General Counsel and Corporate Secretary and earlier at DHI as Vice President, Business and Legal Affairs since June 2003, after joining our predecessor, Dice Inc. in January 2000. Mr. Campbell is responsible for managing our legal affairs, including intellectual property, mergers and acquisitions, strategic alliances, corporate securities, real estate, litigation and employment law, as well as corporate development and supervising outside counsel. Mr. Campbell also oversees our privacy initiatives. Prior to joining the Company, Mr. Campbell served as Vice President, General Counsel and Corporate Secretary at CMP Media, where he worked since 1995. From 1988 to 1995, Mr. Campbell worked as a Corporate Associate at the law firm of Mudge, Rose, Guthrie, Alexander and Ferdon. Mr. Campbell is the Chair of the Small Law Department Network of the Association of Corporate Counsel and is a past president of the New York City Chapter of the Association of Corporate Counsel, where he served on the Board of Directors for six years and has been a member for twenty-five years. Mr. Campbell earned a J.D. from St. John’s University School of Law and a B.A. (English) from the University of Virginia, and is currently a candidate for an M.B.A. (Management) degree from Molloy College.
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
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dice Holdings, Inc., effective April 21, 2015 (incorporated by reference from Exhibit 3.1 to Company's Current Report on Form 8-K (File No. 001-33584) filed on April 21, 2015).

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

21.1*	Subsidiaries of the Registrant.
23.1*	Consent Independent Registered Public Accounting Firm
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

*	Filed herewith.
†	Identifies a management contract or compensatory plan or arrangement.
(b)	Financial Statement Schedules.

Page
Schedule II—Consolidated Valuation and Qualifying Accounts	99

Item 16. Form 10-K Summary
None.

SCHEDULE II
DHI GROUP, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2018, 2019 and 2020
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2018	$1,688	$1,069	$(2,110)	$647
Year ended December 31, 2019	647	882	(821)	708
Year ended December 31, 2020	708	1,129	(655)	1,182
Deferred tax valuation allowance:
Year ended December 31, 2018(1)	$224	$5,081	$—	$5,305
Year ended December 31, 2019	5,305	(233)	—	5,072
Year ended December 31, 2020	5,072	271	—	5,343
____________________
(1)Increase primarily due to valuation allowance for tax capital loss carryforward resulting from Rigzone sale.

 See notes to the DHI Group, Inc. consolidated financial statements included elsewhere herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 10, 2021	DHI Group, Inc.
		By:	/S/ Art Zeile
Art Zeile
President and Chief Executive Officer
(on behalf of the registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Art Zeile	President, Chief Executive Officer and Director	February 10, 2021
Art Zeile	(Principal Executive Officer)

/S/ Kevin Bostick	Chief Financial Officer	February 10, 2021
Kevin Bostick	(Principal Financial and Accounting Officer)

/S/ Brian Schipper	Chairman and Director	February 10, 2021
Brian Schipper

/S/ Scipio Carnecchia	Director	February 10, 2021
Scipio Carnecchia

/S/ Jim Friedlich	Director	February 10, 2021
Jim Friedlich

/S/ Jennifer Deason	Director	February 10, 2021
Jennifer Deason

/S/ David Windley	Director	February 10, 2021
David Windley

/S/ Elizabeth Salomon	Director	February 10, 2021
Elizabeth Salomon

/S/ Kathleen Swann	Director	February 10, 2021
Kathleen Swann