Form 10-Q
period 2021-03-31
DHI GROUP, INC.
filed 2021-05-05
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2021
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
As of April 30, 2021, there were 52,176,663 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020
	Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2021 and 2020
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2021 and 2020
	Condensed Consolidated Statements of Stockholders' Equity for the three month periods ended March 31, 2021 and 2020
	Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2021 and 2020
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 5.	Other Information	32

Item 6.	Exhibits	33

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$7,319	$7,640
Accounts receivable, net of allowance for doubtful accounts of $1,245 and $1,182	23,645	20,298
Income taxes receivable	595	1,044
Equity security	2,513	—
Prepaid and other current assets	3,768	4,503
Total current assets	37,840	33,485
Fixed assets, net	24,114	24,544
Acquired intangible assets	23,800	23,800
Capitalized contract costs	8,519	7,734
Goodwill	133,684	133,353
Deferred income taxes	—	19
Operating lease right-of-use assets	15,600	16,405
Other assets	1,750	1,647
Total assets	$245,307	$240,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,007	$19,426
Operating lease liabilities	3,411	3,410
Deferred revenue	51,762	42,426
Income taxes payable	799	123
Total current liabilities	68,979	65,385
Long-term debt, net	19,619	19,583
Deferred income taxes	9,613	9,936
Deferred revenue	1,038	1,068
Accrual for unrecognized tax benefits	1,414	1,347
Operating lease liabilities	12,889	13,704
Other long-term liabilities	2,325	2,394
Total liabilities	115,877	113,417
Commitments and Contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 73,271 and 71,233 shares, respectively; outstanding: 52,160 and 51,220 shares, respectively	735	714
Additional paid-in capital	235,312	233,554
Accumulated other comprehensive loss	(28,222)	(28,519)
Accumulated earnings	56,642	53,971
Treasury stock, 21,111 and 20,013 shares, respectively	(135,037)	(132,150)
Total stockholders’ equity	129,430	127,570
Total liabilities and stockholders’ equity	$245,307	$240,987
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues	$32,633	$36,633

Operating expenses:
Cost of revenues	4,310	4,176
Product development	4,184	4,165
Sales and marketing	12,045	14,538
General and administrative	7,500	8,551
Depreciation	4,096	3,253
Impairment of intangible assets	—	7,200
Total operating expenses	32,135	41,883
Operating income (loss)	498	(5,250)
Interest expense and other	(193)	(183)
Impairment of equity investment	—	(2,002)
Unrealized gain on equity security	2,513	—
Income (loss) before income taxes	2,818	(7,435)
Income tax expense (benefit)	147	(885)
Net income (loss)	$2,671	$(6,550)

Basic earnings (loss) per share	$0.06	$(0.13)
Diluted earnings (loss) per share	$0.05	$(0.13)

Weighted-average basic shares outstanding	46,993	49,134
Weighted-average diluted shares outstanding	48,606	49,134
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,671	$(6,550)

Foreign currency translation adjustment	297	(3,865)
Total other comprehensive income (loss)	297	(3,865)
Comprehensive income (loss)	$2,968	$(10,415)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2020	—	$—	71,233	$714	$233,554	20,013	$(132,150)	$53,971	$(28,519)	$127,570
Net income								2,671		2,671
Other comprehensive income									297	297
Stock based compensation					1,758					1,758
Restricted stock issued			1,468	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(204)	(2)		369	(984)			(986)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(39)	—		139	(357)			(357)
Performance-Based Restricted Stock Units eligible to vest			813	8						8
Purchase of treasury stock under stock repurchase plan						590	(1,546)			(1,546)
Balance at March 31, 2021	—	$—	73,271	$735	$235,312	21,111	$(135,037)	$56,642	$(28,222)	$129,430

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	69,509	$696	$227,227	15,591	$(121,466)	$83,986	$(29,248)	$161,195
Net income								(6,550)		(6,550)
Other comprehensive loss									(3,865)	(3,865)
Stock based compensation					1,796					1,796
Restricted stock issued			1,468	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(163)	(1)		381	(1,048)			(1,049)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(5)	—		100	(300)			(300)
Purchase of treasury stock under stock repurchase plan						660	(1,643)			(1,643)
Balance at March 31, 2020	—	$—	70,809	$710	$229,023	16,732	$(124,457)	$77,436	$(33,113)	$149,599
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from (used in) operating activities:
Net income (loss)	$2,671	$(6,550)
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	4,096	3,253
Deferred income taxes	(304)	(1,262)
Amortization of deferred financing costs	37	37
Stock based compensation	1,758	1,796
Impairment of intangible assets	—	7,200
Impairment of equity investment	—	2,002
Unrealized gain on equity security	(2,513)	—
Change in accrual for unrecognized tax benefits	59	(81)
Changes in operating assets and liabilities:
Accounts receivable	(3,345)	(2,111)
Prepaid expenses and other assets	629	42
Capitalized contract costs	(794)	859
Accounts payable and accrued expenses	(6,270)	(6,768)
Income taxes receivable/payable	1,127	154
Deferred revenue	9,351	4,382
Other, net	(78)	(20)
Net cash flows from operating activities	6,424	2,933
Cash flows used in investing activities:
Purchases of fixed assets	(3,703)	(4,288)
Net cash flows used in investing activities	(3,703)	(4,288)
Cash flows from (used in) financing activities:
Payments on long-term debt	(5,000)	(2,000)
Proceeds from long-term debt	5,000	29,000
Payments under stock repurchase plan	(1,669)	(1,643)
Purchase of treasury stock related to vested restricted and performance stock units	(1,343)	(1,348)
Net cash flows from (used in) financing activities	(3,012)	24,009
Effect of exchange rate changes	(30)	(212)
Net change in cash and cash equivalents for the period	(321)	22,442
Cash and cash equivalents, beginning of period	7,640	5,381
Cash and cash equivalents, end of period	$7,319	$27,823

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report on Form 10-K”). Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during interim quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of accounting for franchise taxes, specifies the timing for recognizing certain income tax effects of changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2021, and the adoption did not have a material effect on the Company's consolidated financial statements.

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

Disaggregation of revenue

Our brands serve various economic professions, such as technology, security cleared, and financial. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31
	2021	2020
Dice	$19,051	$22,485
ClearanceJobs	7,625	6,900
eFinancialCareers	5,957	7,248
Total	$32,633	$36,633

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of March 31, 2021	As of December 31, 2020

Receivables	$23,645	$20,298
Short-term contract liabilities (deferred revenue)	51,762	42,426
Long-term contract liabilities (deferred revenue)	1,038	1,068

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

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$20,805	$24,175

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2021	2022	2023	2024	Total
Tech-focused	$48,697	$4,035	$68	$—	$52,800

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. The equity security is carried at fair value using values available on a public exchange and is based on a Level 1 input. The fair value of the long-term debt was estimated using present value techniques and market based interest rates and credit spreads. The estimated fair value of long-term debt is based on Level 2 inputs.

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

5. INVESTMENTS

Equity Security at Fair Value

Through its predecessor companies, the Company owns a minority interest representing less than 1% of the common stock of a technology company that completed an initial public offering ("IPO") and became publicly traded during the first quarter of 2021. Prior to the IPO, the Company had elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of December 31, 2020, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at its original cost, less impairments, which resulted in a carrying value of zero as of December 31, 2020. As a result of the IPO, the shares now have a readily determinable fair market value, which was $2.5 million as of March 31, 2021, and an unrealized gain has been recognized in the current quarter. The investment is accounted for as an equity security, with unrealized gains and losses included in earnings. Unrealized gain for the three months ended March 31, 2021 was $2.5 million.

Other Investments

At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. As of December 31, 2019 it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment was carried at its original cost of $2.0 million and was included in the other assets section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020, based on the investment's historical cash burn rate, uncertainty of its ability to meet revenue and cash flow projections, current liquidity position, lack of access to additional capital, and impacts from the COVID-19 pandemic, the Company determined the value to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020.

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

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company has evaluated the 40% common share interest in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment is recorded at zero at March 31, 2021.

6.   LEASES

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

The components of lease cost were as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Operating lease cost*	$960	$1,104
Sublease income	(180)	(336)
Total lease cost	$780	$768

* Includes short-term lease costs and variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,003	$1,178

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2021	December 31, 2020
Operating lease right-of-use-assets	$15,600	$16,405

Operating lease liabilities - current	3,411	3,410
Operating lease liabilities - non-current	12,889	13,704
Total operating lease liabilities	$16,300	$17,114

Weighted Average Remaining Lease Term (in years)
Operating leases	4.8	4.9

Weighted Average Discount Rate
Operating leases	4.03%	4.00%

As of March 31, 2021, future operating lease payments were as follows (in thousands):

Operating Leases
April 1, 2021 through December 31, 2021	$3,028
2022	3,780
2023	3,554
2024	3,073
2025	3,016
2026 and Thereafter	1,521

Total lease payments	$17,972
Less imputed interest	1,672
Total	$16,300

As of March 31, 2021 the Company has no additional operating or finance leases that have not yet commenced.

7.   ACQUIRED INTANGIBLE ASSETS, NET

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

As of March 31, 2021 and December 31, 2020, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. During the first and third quarters of 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows that are attributable to the Dice trademarks and brand name, the Company recorded impairment charges of $7.2 million and $8.0 million, respectively. No impairment was recorded during the three month period ended March 31, 2021.

The projections utilized in the September 30, 2020 analysis included a decline in revenues for the year ending December 31, 2021 compared to the year ended December 31, 2020, and then increasing revenues to rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The September 30, 2020 analysis included a small reduction in operating margin during the year ending December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. The Company's operating results attributable to the Dice trademarks and brand name through March 31, 2021 and projections of future results have met or exceeded those included in the

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
projections utilized in the September 30, 2020 analysis. In the September 30, 2020 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0% based on comparable industry studies and a discount rate of 15.5%.

The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology which estimates the value of the trademarks and brand name by capitalizing the profits saved because the company owns the asset. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Changes in our strategy, uncertainty related to COVID-19, and/or changes in market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. If projections are not achieved, the Company could realize an impairment in the foreseeable future.

8.   GOODWILL

The following table shows the carrying amount of goodwill as of December 31, 2020 and March 31, 2021 and the changes in goodwill for the three month period ended March 31, 2021 (in thousands):

Goodwill at December 31, 2020	$133,353
Foreign currency translation adjustment	331
Goodwill at March 31, 2021	$133,684

The amount of goodwill as of March 31, 2021 allocated to the Tech-focused reporting unit was $133.7 million. The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. During the three months ended September 30, 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the reporting unit, the Company recorded an impairment charge of $23.6 million. No impairment was recorded during the three month periods ended March 31, 2021 and 2020.

Revenue projections attributable to the Tech-focused reporting unit used in the September 30, 2020 analysis included a decline in revenues for the year ending December 31, 2021 compared to the year ended December 31, 2020 and then increasing to rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, the length and impacts of the COVID-19 pandemic, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The September 30, 2020 analysis included a small reduction in operating margin during the year ending December 31, 2021 and then increasing modestly. The Company's operating results attributable to the Tech-focused reporting unit through March 31, 2021 and projections of future results have met or exceeded those included in the September 30, 2020 analysis.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results. The discount rate applied for the Tech-focused reporting unit in the September 30, 2020 analysis was 14.5%. An increase to the discount rate applied or reductions to future projected operating results could result in a future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, uncertainty related to COVID-19, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

9.    INDEBTEDNESS

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2021, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by two of the Company’s U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors and stock pledges from certain of the Company’s foreign subsidiaries.

The amounts borrowed as of March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Amounts borrowed:
Revolving credit facility	$20,000	$20,000
Less: deferred financing costs, net of accumulated amortization of $356 and $319	(381)	(417)
Long-term debt, net	$19,619	$19,583

Available to be borrowed under revolving facility, subject to certain limitations	$70,000	$70,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	2.00%
Actual interest rates	1.88%	2.19%

Commitment fee	0.30%	0.35%

There are no scheduled principal payments until maturity of the Credit Agreement in November 2023.

10.    COMMITMENTS AND CONTINGENCIES

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
judgment and estimation. The Company has reserved for potential examination adjustments to our provision for income taxes and accrual of indirect taxes in amounts which the Company believes are reasonable.

11.    EQUITY TRANSACTIONS

Stock Repurchase Plans—The Company's Board of Directors ("Board") approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the Stock Repurchase Plans approved by the Board:

	May 2019 to May 2020	May 2020 to May 2021(1)	Feb 2021 to Feb 2022
Approval Date	April 2019	May 2020	February 2021
Authorized Repurchase Amount of Common Stock	$7 million	$5 million	$8 million
(1) During the first quarter of 2021, the Company completed its purchases under the plan, which consisted of 2.2 million shares for $5.0 million, effectively ending the plan prior to its original expiration date.

As of March 31, 2021 the value of shares that may yet be purchased under the current plan was $7.6 million.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Three Months Ended March 31,
	2021	2020
Shares repurchased[1]	589,899	659,913
Average purchase price per share[2]	$2.62	$2.49
Dollar value of shares repurchased (in thousands)	$1,546	$1,643
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

There were 11,394 unsettled share repurchases as of March 31, 2021 and 51,500 unsettled share repurchases as of March 31, 2020.

12.    STOCK BASED COMPENSATION

Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors.

The Company recorded total stock based compensation expense of $1.8 million during each of the three month periods ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $12.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

A summary of the status of restricted stock awards as of March 31, 2021 and 2020 and the changes during the periods then ended is presented below:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,877,853	$2.49	3,994,787	$2.46
Granted	1,468,223	$2.62	1,467,500	$2.82
Forfeited	(204,175)	$2.76	(162,796)	$3.04
Vested	(1,034,684)	$2.58	(1,009,884)	$2.65
Non-vested at end of period	4,107,217	$2.50	4,289,607	$2.52

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. The first agreement expired and was terminated during the first quarter of 2020 and had no unvested shares as of March 31, 2020. Under the second agreement, the fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the year of grant, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period. For the performance period ending December 31, 2020, as a result of the COVID-19 pandemic and its impact on the overall economy, the bookings targets were modified during the third quarter of 2020. Accordingly, the Company remeasured the awards.

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of March 31, 2021 and 2020 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,352,438	$2.50	1,664,650	$2.53
Granted	990,000	$2.62	911,460	$2.82
Forfeited	(105,656)	$2.14	(641,075)	$3.30
Vested	(339,111)	$2.58	(308,024)	$1.90
Non-vested at end of period	1,897,671	$2.54	1,627,011	$2.51

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the three months ended March 31, 2021 and 2020.

A summary of the status of options previously granted as of March 31, 2021 and 2020, and the changes during the periods then ended, is presented below:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2021
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	110,000	$7.40	$—
Forfeited	(85,000)	$7.38	$—
Options outstanding at end of period	25,000	$7.50	$—
Exercisable at end of period	25,000	$7.50	$—

	Three Months Ended March 31, 2020
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	190,000	$8.28	$—
Forfeited	(80,000)	$9.48	$—
Options outstanding at end of period	110,000	$7.40	$—
Exercisable at end of period	110,000	$7.40	$—

The weighted-average remaining contractual term of options exercisable at March 31, 2021 is 0.2 years. The following table summarizes information about options outstanding as of March 31, 2021:

Exercise Price	Options Outstanding and Exercisable	Weighted- Average Remaining Contractual Life
		(in years)
$ 7.00 - $ 7.99	15,000	0.0
$ 8.00 - $ 8.99	10,000	0.5
	25,000

13.    SEGMENT INFORMATION

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2021	2020
Revenues:
United States	$27,057	$29,996
United Kingdom	3,090	3,674
EMEA and APAC(1)	2,486	2,963
Non-United States	5,576	6,637
Total revenues	$32,633	$36,633

	As of
	March 31,	December 31,
	2021	2020
Long-lived assets2:
United States	$33,223	$33,838
United Kingdom	5,829	6,277
EMEA and APAC(1)	662	834
Non-United States	6,491	7,111
Total long-lived assets	$39,714	$40,949

(1) Europe (excluding United Kingdom), the Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).
(2) Long-lived assets include fixed assets and lease right of use assets.

14.    EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents, where dilutive. For the three month period ended March 31, 2020, 1.6 million dilutive shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. Outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted EPS were approximately 0.4 million and 1.8 million shares for the three month periods ended March 31, 2021 and 2020, respectively. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,671	$(6,550)

Weighted-average shares outstanding—basic	46,993	49,134
Add shares issuable from stock-based awards	1,613	—
Weighted-average shares outstanding—diluted	48,606	49,134

Basic earnings (loss) per share	$0.06	$(0.13)
Diluted earnings (loss) per share	$0.05	$(0.13)

15. INCOME TAXES

The Company’s effective tax rate was 5% and 12% for the three months ended March 31, 2021 and 2020, respectively. The following items caused the effective tax rate to differ from the U.S. statutory rate:
•A tax benefit of $0.5 million during the three months ended March 31, 2021, from the release of a valuation allowance related to the Company's capital loss carryforward.
•A tax deficiency of $0.4 million during the three months ended March 31, 2020, related to the vesting or settlement of share-based compensation awards.
•Tax expense of $0.6 million during the three months ended March 31, 2020, related to the nondeductible impairment of an equity investment.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•A tax benefit of $0.2 million during the three months ended March 31, 2020, from the expiration of the statute of limitations in certain foreign jurisdictions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the impact of the coronavirus COVID-19 outbreak on our operations and financial results, geopolitical events such as the uncertainty surrounding the UK's departure from the European Union (EU), civil unrest in Hong Kong and uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment, gain or loss on sale of businesses, and certain other income or expense items, as defined, (“Adjusted EBITDA") and Adjusted EBITDA Margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for definitions of these measures as well as reconciliations to the comparable GAAP measure.

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

Recent Developments

None.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Company sells recruitment packages that can include access to our databases of resumes and job posting capabilities. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice recruitment package customers and the revenue, on average, that these customers generate. Average monthly revenue per recruitment package customer is calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during the month, adjusted to reflect a thirty day month. We use the simple average of each month to derive the quarterly amount. At March 31, 2021 and 2020, Dice had approximately 5,200 and 5,850 total recruitment package customers in the U.S., respectively, and the average monthly revenue per U.S. recruitment package customer was $1,153 for the three months ended March 31, 2020 compared to $1,128 for the three months ended March 31, 2021. The decline was due to the negative impacts of the COVID-19 pandemic. Deferred revenue, as shown on the Condensed Consolidated Balance sheets, reflects customer billings made in advance of services being rendered. Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts. We believe backlog to be an important measure of our business as it represents our ability to generate future revenue. A summary of our deferred revenue and backlog as of March 31, 2021, December 31, 2020, and March 31, 2020 are presented in the table below.

Summary of Deferred Revenue and Backlog:	3/31/2021	12/31/2020	3/31/2020
Deferred Revenue	$52,800	$43,494	$55,529
Contractual commitments not invoiced	31,243	32,830	24,869
Backlog[1]	$84,043	$76,324	$80,398

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at March 31, 2021 increased $7.7 million and $3.6 million from December 31, 2020 and March 31, 2020, respectively. Compared to December 31, 2020, the increase is due to the normal seasonal increase in number of customers that renew in the first quarter and a focus on signing multi-year contracts. Compared to March 31, 2020, the increase is driven by the focus on multi-year contracts and continued growth at ClearanceJobs.

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

Product Releases
2021	2020
Dice Marketplace	Dice IntelliSearch-Based Job Alerts, Dice Private Email, Dice Remote Jobs, Dice Recruiter Profile, Dice Instant Messaging
ClearanceJobs Meetings, ClearanceJobs Video	ClearanceJobs Client Team Dashboard, ClearanceJobs Workflow, ClearanceJobs Favorites, ClearanceJobs Self-Serve BrandAmp, ClearanceJobs Candidate Search and ClearanceJobs Broadcast Message upgrades
eFinancialCareers Messaging, Video and Voice Calling, eFinancialCareers Follow and eFinancialCareers Job Alerts

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Change	Foreign Exchange Impact (2)
	2021	2020
	(in thousands, except percentages)

Dice (1)	$19,051	$22,485	$(3,434)	(15)%	$—
ClearanceJobs	7,625	6,900	725	11%	—
eFinancialCareers	5,957	7,248	(1,291)	(18)%	328
Total revenues	$32,633	$36,633	$(4,000)	(11)%	$328

(1) Includes Dice U.S. and Career Events
(2) Foreign exchange impact is calculated by determining the increase (decrease) in current period revenues where current period revenues are translated using prior period exchange rates.
For the three months ended March 31, 2021, we experienced a decrease in revenue of $4.0 million, or 11%. Revenue at Dice decreased $3.4 million, or 15%, compared to the same period in 2020 due to the impact of the COVID-19 pandemic driving lower renewal rates year over year. Revenues for ClearanceJobs increased $0.7 million, or 11%, as compared to the same period in 2020, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. eFinancialCareers revenue decreased $1.3 million, or 18%, as compared to the same period in 2020 due to the COVID-19 pandemic, uncertainty around Brexit, and political unrest in Hong Kong due to the imposition of the security law.
Cost of Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Cost of revenues	$4,310	$4,176	$134	3%
Percentage of revenues	13.2%	11.4%

Cost of revenues increased $0.1 million, or 3%, driven by an increase of $0.4 million from higher web hosting costs. This was partially offset by an increase in capitalized labor of $0.2 million, which decreases operating expenses, and a decrease in compensation costs $0.1 million due to lower headcount. Together, this decreased expense $0.3 million.

Product Development Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Product development	$4,184	$4,165	$19	—%
Percentage of revenues	12.8%	11.4%
Product development was approximately flat to the same period in 2020. A decrease in capitalized labor of $0.2 million, which increases operating expenses, was offset by a decrease in compensation costs of $0.3 million due to lower headcount. Together, this decreased expense $0.1 million.

Sales and Marketing Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Sales and marketing	$12,045	$14,538	$(2,493)	(17)%
Percentage of revenues	36.9%	39.7%

Sales and marketing expenses decreased $2.5 million, or 17% from the same period in 2020. Sales and marketing decreased $1.2 million as the Company reduced discretionary marketing expenses to track sales activity, decreased $0.5 million in compensation costs from lower headcount, and decreased $0.8 million in other operational costs, including travel and entertainment.
General and Administrative Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
General and administrative	$7,500	$8,551	$(1,051)	(12)%
Percentage of revenues	23.0%	23.3%

General and administrative expenses decreased $1.1 million, or 12%, primarily due to a decrease in other operational costs of $0.6 million, including recruiting, professional fees, travel, and a sales tax refund, combined with a decrease in compensation costs of $0.5 million driven by lower headcount and the prior year Chief Financial Officer transition.

Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Depreciation	$4,096	$3,253	$843	26%
Percentage of revenues	12.6%	8.9%
Depreciation expense increased $0.8 million or 26% from the same period in 2020, in connection with increasing internal development costs during 2019 and 2020, which are reflected as purchases of fixed assets in the Condensed Consolidated Statements of Cash Flows, and depreciated after being placed in service.

Impairment of Intangible Assets

	Three Months Ended March 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of intangible assets	$—	$7,200	$(7,200)	(100)%
Percentage of revenues	—%	19.7%

The Company has an indefinite-lived acquired intangible asset related to the Dice trademarks and brand name. During the first quarter of 2020, because of the impacts of the COVID-19 pandemic, the Company performed an interim impairment analysis of the Dice trademarks and brand name. As a result of the analysis, the Company recorded an impairment charge of $7.2 million. See also Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Operating Income (Loss)

	Three Months Ended March 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Revenue	$32,633	$36,633	$(4,000)	(11)%
Operating income (loss)	498	(5,250)	5,748	(109)%
Percentage of revenues	1.5%	(14.3)%

Operating income for the three months ended March 31, 2021 was $0.5 million, a positive margin of 2%, compared to operating loss of $5.3 million, a negative margin of 14%, for the same period in 2020, an increase of $5.7 million. The increase in operating income and percentage margin was primarily driven by the impairment of intangible assets of $7.2 million in the first quarter of 2020.
Interest Expense and Other

	Three Months Ended March 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Interest expense and other	$193	$183	$10	5%
Percentage of revenues	0.6%	0.5%
Interest expense and other was approximately flat to the same period in 2020.
Impairment of Equity Investment

	Three Months Ended March 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of equity investment	$—	$(2,002)	$2,002	(100)%
Percentage of revenues	—%	(5.5)%

During the three months ended March 31, 2020, due to the impacts from the COVID-19 pandemic, the Company determined the value of its 7.6% interest in a leading tech skills assessment company to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020.

Unrealized gain on equity security

	Three Months Ended March 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Unrealized gain on equity security	$2,513	$—	$2,513	—%
Percentage of revenues	7.7%	—%

During the three months ended March 31, 2021, the Company recognized a $2.5 million unrealized gain on an equity security investment. The unrealized gain was related to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after filing an initial public offering. See also Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Income Taxes

	Three Months Ended March 31,
	2021	2020
	(in thousands, except percentages)
Income (loss) before income taxes	$2,818	$(7,435)
Income tax expense (benefit)	147	(885)
Effective tax rate	5.2%	11.9%

Our effective tax rate of 5.2% for the three months ended March 31, 2021, was lower than the U.S. statutory rate due to a $0.5 million tax benefit from the release of a valuation allowance related to our capital loss carryforward. The tax rate of 11.9% for the three months ended March 31, 2020, differed from the statutory rate due to a tax deficiency of $0.4 million related to the vesting or settlement of share-based compensation awards; tax expense of $0.6 million from the nondeductible impairment of an equity investment; and a tax benefit of $0.2 million from the expiration of the statute of limitations in certain foreign jurisdictions.

Earnings (loss) per Share

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Net income (loss)	$2,671	$(6,550)
Weighted-average shares outstanding—diluted	48,606	49,134
Diluted earnings (loss) per share	$0.05	$(0.13)

Diluted earnings (loss) per share was $0.05 and $(0.13) for the three month periods ended March 31, 2021 and 2020, respectively. The increase in earnings per share was primarily driven by the unrealized gain on equity securities in 2021 and the impairment charge in 2020.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP metrics used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock based compensation, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, transaction costs in connection with the credit agreement, deferred revenues written off in connection with acquisition purchase accounting adjustments, write-off of non-cash stock based compensation expense, severance and retention costs related to dispositions and reorganizations of the Company, and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, interest income, business interruption insurance proceeds, and any income or gain resulting from certain dispositions outside the ordinary course of business, including prior positive operating results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.
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
A reconciliation of Adjusted EBITDA for the three months ended March 31, 2021 and 2020 follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$2,671	$(6,550)
Interest expense	191	179
Income tax expense (benefit)	147	(885)
Depreciation	4,096	3,253
Non-cash stock based compensation	1,758	1,796
Impairment of intangible assets	—	7,200
Impairment of equity investment	—	2,002
Unrealized gain on equity security	(2,513)	—
Disposition costs	602	—
Severance and related costs	315	518
Other	2	4
Adjusted EBITDA	$7,269	$7,517

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$6,424	$2,933
Interest expense	191	179
Amortization of deferred financing costs	(37)	(37)
Income tax expense (benefit)	147	(885)
Deferred income taxes	304	1,262
Change in accrual for unrecognized tax benefits	(59)	81
Change in accounts receivable	3,345	2,111
Change in deferred revenue	(9,351)	(4,382)
Disposition costs	602	—
Severance and related costs	315	518
Changes in working capital and other	5,388	5,737
Adjusted EBITDA	$7,269	$7,517

A reconciliation of Adjusted EBITDA Margin for the three months ended March 31, 2021 and 2020 follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues	$32,633	$36,633
Adjusted EBITDA	$7,269	$7,517
Adjusted EBITDA Margin	22%	21%

Cash Flows
We have summarized our cash flows for the three months ended March 31, 2021 and 2020 (in thousands).

	Three Months Ended March 31,
	2021	2020
Cash from operating activities	$6,424	$2,933
Cash used in investing activities	$(3,703)	$(4,288)
Cash from (used in) financing activities	$(3,012)	$24,009

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2021, we had cash of $7.3 million compared to $7.6 million at December 31, 2020. Cash held by foreign subsidiaries totaled approximately $3.5 million and $3.1 million at March 31, 2021 and December 31, 2020, respectively. Cash and cash equivalent balances and cash generation in the United States, along with the unused portion of our revolving credit facility, are sufficient to maintain liquidity and meet our obligations without being dependent on cash and earnings from our foreign subsidiaries.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, we had $70.0 million in borrowing capacity under our $90.0 million Credit Agreement at March 31, 2021, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing U.S. cash and cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services, including from the impact of the COVID-19 pandemic. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairments, unrealized gain on equity security, and the effect of changes in working capital. Net cash flows from operating activities were $6.4 million and $2.9 million for three month periods ended March 31, 2021 and 2020, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the 2021 period increased $3.5 million compared to the same period of 2020 primarily due to strong billings to and collections from customers.
Investing Activities
Cash used in investing activities during the three month period ended March 31, 2021 was $3.7 million compared to $4.3 million used in the same period of 2020. Cash used in investing activities in the three month period ended March 31, 2021 decreased from the comparable 2020 period due to lower internal development costs, primarily driven by lower headcount.
Financing Activities
Cash used in financing activities during the three month period ended March 31, 2021 was $3.0 million and was driven by share repurchases. Cash from financing activities during the three month period ended March 31, 2020 was $24.0 million, primarily due to $27.0 million of net proceeds on long-term debt, partially offset by $3.0 million related to share repurchases.

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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2021, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 9 in the Notes to the Condensed Consolidated Financial Statements.

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

Commitments and Contingencies

The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of March 31, 2021:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$20,000	$—	$20,000	$—	$—
Operating lease obligations	17,972	3,028	7,334	6,089	1,521
Total contractual obligations	$37,972	$3,028	$27,334	$6,089	$1,521
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of March 31, 2021, we had $20.0 million outstanding under our Credit Agreement. Interest payments are due at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 9 “Indebtedness” in our Condensed Consolidated Financial Statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 1.88% (the rate in effect on March 31, 2021) on our current borrowings, interest payments are expected to be approximately $0.3 million for the remainder of 2021, approximately $0.4 million for 2022, and approximately $0.3 million for 2023.
As of March 31, 2021, we had approximately $1.4 million of unrecognized tax benefits as liabilities, and it is uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2021 are $1.4 million of tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.3 million of its unrecognized tax benefits may be recognized in the next twelve months.
Impact of COVID-19 on our Business

The spread of the coronavirus disease (“COVID-19”) has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. COVID-19 has slowed recruitment activity for our businesses this year as employers have slowed hiring, which has reduced our revenues and operating cash flows. We expect the pandemic will continue to negatively impact our financial performance in the coming months, but, based on information currently available, we are not anticipating a significant long-term impact on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. However, the situation is uncertain and rapidly changing. The Company cannot at this time predict the ultimate impact that the COVID-19 pandemic will have on its financial condition and operations. In an effort to protect the health and safety of our employees, we have taken action to adopt social distancing policies at our locations around the world, including working from home, closing of our office locations where necessary, and suspending employee travel. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

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

From time to time, we see market slowdowns, which can lead to lower demand for recruiting technologists and financial and security cleared professionals. In 2020, the COVID-19 pandemic led to a reduction in recruitment activity. If recruitment activity continues to slow in the industries in which we operate during 2021 and beyond, our revenues and results of operations will be negatively impacted.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.

Foreign Exchange Risk

We conduct business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America. For the three months ended March 31, 2021 and 2020, approximately 17% and 18% of our revenues were earned outside the United States, respectively, and certain of these amounts are collected in local currency. We are subject to risk for exchange rate fluctuations between such local currencies and the British Pound Sterling, primarily, and the United States dollar and the translation of these. We currently do not hedge currency risk. A decrease in foreign exchange rates during a period would result in decreased amounts reported in our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Comprehensive Income (loss), and of Cash Flows. For example, if foreign exchange rates between the British Pound Sterling and United States dollar decreased by 1.0%, the impact on our revenues and expenses for the three months ended March 31, 2021 would have been a decrease of approximately $31,000 for revenues and $36,000 for expenses.

In connection with Brexit, the global markets and currencies have been adversely impacted, including fluctuations in the value of the British Pound Sterling as compared to the United States dollar, which may experience declines in the future. Volatility in exchange rates may occur as the UK negotiates its exit from the EU. We currently do not hedge our British Pound Sterling exposure and therefore are susceptible to currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. In addition, trade talks or pacts between the United States and other nations could adversely affect our operations and financial results.

The financial statements of our non-United States subsidiaries are translated into United States dollars using current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of March 31, 2021 and December 31, 2020, our cumulative translation adjustment decreased stockholders’ equity by $28.2 million and $28.5 million, respectively. The change from December 31, 2020 to March 31, 2021 is primarily attributable to the position of the British Pound sterling against the United States dollar.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of March 31, 2021, we had outstanding borrowings of $20.0 million under our Credit Agreement. If interest rates increased 1.0%, interest expense in 2021 on our current borrowings would increase by approximately $0.2 million.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the SEC. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2021. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of May 5, 2021, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Our Board approved a stock repurchase program that permits the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the stock repurchase plans approved by the Board:

	May 2019 to May 2020	May 2020 to May 2021(1)	Feb 2021 to Feb 2022
Approval Date	April 2019	May 2020	February 2021
Authorized Repurchase Amount of Common Stock	$7 million	$5 million	$8 million
(1) During the first quarter of 2021, the Company completed its purchases under the plan, which consisted of 2.2 million shares for $5.0 million, effectively ending the plan prior to its original expiration date.

During the quarter ended March 31, 2021, purchases of the Company's common stock pursuant to the Stock Repurchase Plan were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2021	330,297	$2.42	330,297	$308,802
February 1 through February 28, 2021	152,792	$2.67	152,792	$7,901,055
March 1 through March 31, 2021	106,810	$3.19	106,810	$7,560,542
Total	589,899	$2.62	589,899
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

Date:	May 5, 2021	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kevin Bostick
Kevin Bostick Chief Financial Officer
(Principal Financial Officer)