Form 10-Q
period 2021-06-30
DHI GROUP, INC.
filed 2021-08-06
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021
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
As of July 30, 2021, there were 50,239,765 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2021 and 2020
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2021 and 2020
	Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended June 30, 2021 and 2020
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2021 and 2020
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 5.	Other Information	39

Item 6.	Exhibits	40

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$7,905	$4,542
Accounts receivable, net of allowance for doubtful accounts of $967 and $1,001	13,727	16,134
Income taxes receivable	—	533
Equity security	1,839	—
Prepaid and other current assets	4,000	4,101
Current assets of discontinued operations	—	8,175
Total current assets	27,471	33,485
Fixed assets, net	21,982	23,033
Acquired intangible assets	23,800	23,800
Capitalized contract costs	6,695	6,189
Goodwill	128,100	128,100
Operating lease right-of-use assets	9,771	10,804
Equity investments	3,640	—
Other assets	1,542	1,378
Non-current assets of discontinued operations	—	14,198
Total assets	$223,001	$240,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,325	$15,308
Operating lease liabilities	2,246	2,075
Deferred revenue	42,230	35,547
Income taxes payable	997	—
Current liabilities of discontinued operations	—	12,455
Total current liabilities	58,798	65,385
Long-term debt, net	15,656	19,583
Deferred income taxes	8,932	9,765
Deferred revenue	958	1,035
Accrual for unrecognized tax benefits	1,024	941
Operating lease liabilities	8,191	9,371
Other long-term liabilities	1,944	2,049
Non-current liabilities of discontinued operations	—	5,288
Total liabilities	95,503	113,417
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 73,235 and 71,233 shares, respectively; outstanding: 51,440 and 51,220 shares, respectively	733	714
Additional paid-in capital	237,614	233,554
Accumulated other comprehensive loss	—	(28,519)
Accumulated earnings	26,431	53,971
Treasury stock, 21,795 and 20,013 shares, respectively	(137,280)	(132,150)
Total stockholders’ equity	127,498	127,570
Total liabilities and stockholders’ equity	$223,001	$240,987
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$28,721	$27,596	$55,397	$56,981

Operating expenses:
Cost of revenues	3,593	3,499	7,295	6,983
Product development	3,510	3,401	7,112	7,142
Sales and marketing	10,151	9,564	19,922	21,112
General and administrative	6,939	6,904	13,093	14,119
Depreciation	4,040	2,573	7,671	5,340
Impairment of intangible assets	—	—	—	7,200
Total operating expenses	28,233	25,941	55,093	61,896
Operating income (loss)	488	1,655	304	(4,915)
Interest expense and other	(87)	(161)	(282)	(349)
Impairment of equity investment	—	—	—	(2,002)
Unrealized gain (loss) on equity security	(674)	—	1,839	—
Income (loss) before income taxes	(273)	1,494	1,861	(7,266)
Income tax expense (benefit)	(61)	332	61	(893)
Income (loss) from continuing operations	(212)	1,162	1,800	(6,373)
Income (loss) from discontinued operations, net of tax	(29,999)	700	(29,340)	1,685
Net income (loss)	$(30,211)	$1,862	$(27,540)	$(4,688)

Basic earnings (loss) per share - continuing operations	$—	$0.02	$0.04	$(0.13)
Diluted earnings (loss) per share - continuing operations	$—	$0.02	$0.04	$(0.13)

Basic earnings (loss) per share - discontinued operations	$(0.64)	$0.01	$(0.62)	$0.03
Diluted earnings (loss) per share - discontinued operations	$(0.64)	$0.01	$(0.60)	$0.03

Basic earnings (loss) per share	$(0.64)	$0.04	$(0.58)	$(0.10)
Diluted earnings (loss) per share	$(0.64)	$0.04	$(0.56)	$(0.10)

Weighted-average basic shares outstanding	47,227	48,427	47,111	48,781
Weighted-average diluted shares outstanding	47,227	49,691	48,854	48,781
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(30,211)	$1,862	$(27,540)	$(4,688)

Other comprehensive income (loss):
Foreign currency translation adjustment	159	(205)	456	(4,070)
Cumulative translation adjustments reclassified to the Statements of Operations	28,063	—	28,063	—
Total other comprehensive income (loss)	28,222	(205)	28,519	(4,070)
Comprehensive income (loss)	$(1,989)	$1,657	$979	$(8,758)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2020	—	$—	71,233	$714	$233,554	20,013	$(132,150)	$53,971	$(28,519)	$127,570
Net income								2,671		2,671
Other comprehensive income - translation adjustments									297	297
Stock based compensation					1,758					1,758
Restricted stock issued			1,468	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(204)	(2)		369	(984)			(986)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(39)	—		139	(357)			(357)
Performance-Based Restricted Stock Units eligible to vest			813	8						8
Purchase of treasury stock under stock repurchase plan						590	(1,546)			(1,546)
Balance at March 31, 2021	—	$—	73,271	$735	$235,312	21,111	$(135,037)	$56,642	$(28,222)	$129,430
Net loss								(30,211)		(30,211)
Other comprehensive income - translation adjustments									159	159
Cumulative translation adjustments reclassified to the Statements of Operations									28,063	28,063
Stock based compensation					2,302					2,302
Restricted stock issued			292	2						2
Restricted stock forfeited or withheld to satisfy tax obligations			(328)	(4)		135	(430)			(434)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—		17	(57)			(57)
Purchase of treasury stock under stock repurchase plan						532	(1,756)			(1,756)
Balance at June 30, 2021	—	$—	$73,235	$733	$237,614	$21,795	$(137,280)	$26,431	$—	$127,498

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	69,509	$696	$227,227	15,591	$(121,466)	$83,986	$(29,248)	$161,195
Net income								(6,550)		(6,550)
Other comprehensive loss									(3,865)	(3,865)
Stock based compensation					1,796					1,796
Restricted stock issued			1,468	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(163)	(1)		381	(1,048)			(1,049)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(5)	—		100	(300)			(300)
Purchase of treasury stock under stock repurchase plan						660	(1,643)			(1,643)
Balance at March 31, 2020	—	$—	70,809	$710	$229,023	16,732	$(124,457)	$77,436	$(33,113)	$149,599
Net income								$1,862		1,862
Other comprehensive loss									(205)	(205)
Stock based compensation					1,615					1,615
Restricted stock issued			393	4						4
Restricted stock forfeited or withheld to satisfy tax obligations			(118)	(2)		65	(162)			(164)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(5)	—		5	(13)			(13)
Purchase of treasury stock under stock repurchase plan						1,342	(3,433)			(3,433)
Balance at June 30, 2020	—	$—	71,079	$712	$230,638	18,144	$(128,065)	$79,298	$(33,318)	$149,265
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from (used in) operating activities:
Net loss	$(27,540)	$(4,688)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation	8,445	6,272
Deferred income taxes	(951)	(804)
Amortization of deferred financing costs	74	74
Stock based compensation	4,060	3,411
Impairment of intangible assets	—	7,200
Impairment of equity investment	—	2,002
Unrealized gain on equity security	(1,839)	—
Gain on sale of equity investment	—	(200)
Change in accrual for unrecognized tax benefits	82	(18)
Loss on disposition of discontinued operations	30,203	—
Changes in operating assets and liabilities:
Accounts receivable	3,556	2,765
Prepaid expenses and other assets	(373)	355
Capitalized contract costs	(554)	980
Accounts payable and accrued expenses	(4,507)	(4,242)
Income taxes receivable/payable	1,613	255
Deferred revenue	7,118	(4,041)
Other, net	(89)	699
Net cash flows from operating activities	19,298	10,020
Cash flows from (used in) investing activities:
Cash transferred with discontinued operations	(2,951)	—
Cash received from sale of equity investment	—	200
Purchases of fixed assets	(6,822)	(8,405)
Net cash flows used in investing activities	(9,773)	(8,205)
Cash flows from (used in) financing activities:
Payments on long-term debt	(9,000)	(9,444)
Proceeds from long-term debt	5,000	36,444
Payments under stock repurchase plan	(3,444)	(5,076)
Purchase of treasury stock related to vested restricted and performance stock units	(1,826)	(1,523)
Net cash flows from (used in) financing activities	(9,270)	20,401
Effect of exchange rate changes	10	(122)
Net change in cash and cash equivalents for the period	265	22,094
Cash and cash equivalents, beginning of period	7,640	5,381
Cash and cash equivalents, end of period	$7,905	$27,475

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report on Form 10-K”). Operating results for the six month period ended June 30, 2021 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six month period ended June 30, 2021.

On June 30, 2021, the Company transferred majority ownership and control of its eFinancialCareers ("eFC") business to eFC's management, while retaining a 40% common share interest. The eFC business was significant to the Company and the transfer was considered to be a strategic shift from the financial services industry and from the geographies eFC serves that had a major effect on the Company's operations. As a result, the eFC business has been deconsolidated from the Company's consolidated financial statements as of June 30, 2021 and is reflected as a discontinued operation in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations for all periods presented. The historical Condensed Consolidated Statements of Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows have not been revised to reflect the effects of the transfer of control of eFC. For further information on discontinued operations, see Note 3, “Discontinued Operations.” Unless noted otherwise, discussion in the notes to the condensed consolidated financial statements pertain to continuing operations.

The Company allocates resources and assesses financial performance on a consolidated basis, as all services pertain to the Company's Tech-focused strategy. As a result, the Company has a single reportable segment, Tech-focused, which now includes only the Dice and ClearanceJobs brands, as well as corporate related costs. All operations are in the United States and the Company no longer has revenues and long-lived assets, which includes fixed assets and lease right of use assets, outside of the United States.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company adopted this standard on January 1, 2021, and the adoption did not have a material effect on the Company's consolidated financial statements.

3.    DISCONTINUED OPERATIONS

As further described in Note 1, on June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest. As a result, we have reflected eFC's financial results as discontinued operations in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations for all periods presented.

The assets and liabilities classified as discontinued operations on the Condensed Consolidated Balance Sheets were as follows (in thousands):

December 31, 2020
Cash and cash equivalents	$3,098
Accounts receivable, net	4,164
Income taxes receivable	511
Prepaid and other current assets	402
Current assets of discontinued operations	8,175

Fixed, assets, net	1,511
Capitalized contract costs	1,545
Goodwill	5,253
Deferred income taxes	19
Operating lease right-of-use assets	5,601
Other assets	269
Non-current assets of discontinued operations	14,198
Total assets of discontinued operations	$22,373

Accounts payable and accrued expenses	$4,118
Operating lease liabilities	1,335
Deferred revenue	6,879
Income taxes payable	123
Current liabilities of discontinued operations	12,455

Deferred income taxes	171
Deferred revenue	33
Accrual for unrecognized tax benefits	406
Operating lease liabilities	4,333
Other long-term liabilities	345
Non-current liabilities of discontinued operations	5,288
Total liabilities of discontinued operations	$17,743

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The results of discontinued operations on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$6,173	$6,188	$12,130	$13,436
Operating expenses	(5,546)	(5,390)	(10,821)	(11,318)
Operating income	627	798	1,309	2,118
Loss on disposition of discontinued operations[1]	(30,203)	—	(30,203)	—
Other income (expense)	(1)	—	1	5
Income (loss) before income taxes	(29,577)	798	(28,893)	2,123
Income tax expense	422	98	447	438
Net income (loss)	$(29,999)	$700	$(29,340)	$1,685

(1) The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the three and six month periods ended June 30, 2021.

Depreciation, fixed asset purchases and other significant non-cash items related to discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation	$309	$446	$774	$932
Purchases of fixed assets	$323	$23	$447	$144

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$413	$373	$804	$755

4.    REVENUE RECOGNITION

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

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Dice	$20,583	$20,489	$39,634	$42,974
ClearanceJobs	8,138	7,107	15,763	14,007
Total	$28,721	$27,596	$55,397	$56,981

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of June 30, 2021	As of December 31, 2020

Receivables	$13,727	$16,134
Short-term contract liabilities (deferred revenue)	42,230	35,547
Long-term contract liabilities (deferred revenue)	958	1,035

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

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$20,065	$20,928	26,499	$31,326

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2021	2022	2023	2024	Total
Tech-focused	$33,777	$9,151	$238	$22	$43,188

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain assets and liabilities are measured at fair value on a non-recurring basis. These assets include equity investments and goodwill and intangible assets which resulted from prior acquisitions. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

On June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest. The Company valued its 40% interest in eFC utilizing a combination of a discounted cash flow and a market approach. The discounted cash flow included declining revenues for the years ending December 31, 2021 and 2022 as compared to the year ended December 31, 2020 and then increasing moderately. The discounted cash flow also included operating margin declines for the year ending December 31, 2022 compared to the year ending December 31, 2021 and then increasing moderately. The Company utilized a discount rate of 19.0%. The market approach included the analysis of data from transactions on guideline companies and applied multiples of those transactions to eFC's results.

6. INVESTMENTS

Equity Security at Fair Value

Through its predecessor companies, the Company owns a minority interest representing less than 1% of the common stock of a technology company that completed an initial public offering ("IPO") and became publicly traded during the first quarter of 2021. Prior to the IPO, the Company had elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of December 31, 2020, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at its original cost, less impairments, which resulted in a carrying value of zero as of December 31, 2020. As a result of the IPO, the shares now have a readily determinable fair market value, which was $1.8 million as of June 30, 2021. The investment is accounted for as an equity security, with unrealized gains and losses included in earnings. Unrealized gain (loss) of ($0.7) million and $1.8 million has been recorded for the three and six month periods ended June 30, 2021, respectively.

Other Investments

At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. As of December 31, 2019 it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment was carried at its original cost of $2.0 million and was included in the other assets section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020, based on the investment's historical cash burn rate, uncertainty of its ability to meet revenue and cash flow projections, current liquidity position, lack of access to additional capital, and impacts from the COVID-19 pandemic, the Company determined the value to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020. As of June 30, 2021, there have been no additional shares issued that were similar to the Company's share rights and the investment is recorded at zero as of June 30, 2021.

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

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership and control of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company has evaluated the 40% common share interest in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment is recorded at zero at June 30, 2021.

As further described in Notes 1 and 5, on June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest with zero proceeds received from the transfer. The Company incurred approximately $0.1 million in selling costs and recognized a $30.2 million loss on the transfer in the second quarter of 2021, which included a $28.1 million charge related to accumulated foreign currency loss that was previously a reduction to equity.

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated the 40% common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The recorded value will adjust in the future based on the Company's proportionate share of eFC's net income.

7.   LEASES

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

Operating lease right-of-use "ROU" assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When readily available, the Company uses the implicit rate in determining the present value of the lease payments. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement of the lease, including the lease term. Because the implicit rate in each lease is not available, the Company used its incremental borrowing rate to determine the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term.

The components of lease cost were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost*	$558	$710	$1,122	$1,434
Sublease income	(180)	(324)	(360)	(660)
Total lease cost	$378	$386	$762	$774

* Includes short-term lease costs and variable lease costs, which are immaterial.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,221	$1,591

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$292

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	June 30, 2021	December 31, 2020
Operating lease right-of-use-assets	$9,771	$10,804

Operating lease liabilities - current	2,246	2,075
Operating lease liabilities - non-current	8,191	9,371
Total operating lease liabilities	$10,437	$11,446

Weighted Average Remaining Lease Term (in years)
Operating leases	4.3	4.7

Weighted Average Discount Rate
Operating leases	3.84%	3.86%

As of June 30, 2021, future operating lease payments were as follows (in thousands):

Operating Leases
July 1, 2021 through December 31, 2021	$1,258
2022	2,703
2023	2,451
2024	1,965
2025	1,946
2026 and thereafter	1,074

Total lease payments	$11,397
Less imputed interest	960
Total	$10,437

As of June 30, 2021 the Company has no additional operating or finance leases that have not yet commenced.

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

As of June 30, 2021 and December 31, 2020, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. During the first and third quarters of 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows that are attributable to the Dice trademarks and

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
brand name, the Company recorded impairment charges of $7.2 million and $8.0 million, respectively. No impairment was recorded during the six month period ended June 30, 2021.

The projections utilized in the September 30, 2020 analysis included a decline in revenues for the year ending December 31, 2021 compared to the year ended December 31, 2020, and then increasing revenues to rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The September 30, 2020 analysis included a small reduction in operating margin during the year ending December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. The Company's operating results attributable to the Dice trademarks and brand name through June 30, 2021 and projections of future results have met or exceeded those included in the projections utilized in the September 30, 2020 analysis. In the September 30, 2020 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0% based on comparable industry studies and a discount rate of 15.5%.

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

9.   GOODWILL

Goodwill as of June 30, 2021 and December 31, 2020, which was allocated to the Tech-focused reporting unit, was $128.1 million. There were no changes to goodwill from December 31, 2020 to June 30, 2021.

The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. During the three months ended September 30, 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the reporting unit, the Company recorded an impairment charge of $23.6 million. On June 30, 2021, the Company transferred a majority interest of its eFC business, which was part of the Tech-focused reporting unit, to management. As a result, the Company performed an interim impairment analysis of goodwill. The results indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of June 30, 2021. No impairment was recorded during the six month periods ended June 30, 2021 and 2020.

Revenue projections attributable to the Tech-focused reporting unit used in the June 30, 2021 analysis included revenue growth for the year ending December 31, 2021 compared to the year ended December 31, 2020 as the business recovers from the impacts of the COVID-19 pandemic and then continues its growth at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, any future impacts of the COVID-19 pandemic, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The operating margin for the year ending December 31, 2021, as included in the June 30, 2021 analysis, approximates the operating margin for the year ended December 31, 2020, and then the margin increases as revenue growth drives profitability.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results. The discount rate applied for the Tech-focused reporting unit in the June 30, 2021 analysis was 15.5%. An increase to the discount rate applied or reductions to future projected operating results could result in a future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, uncertainty related to COVID-19, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    INDEBTEDNESS

Credit Agreement—In November 2018, the Company, together with Dice, Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Second Amended and Restated Credit Agreement, as further amended in June 2021 (the “Credit Agreement”), which matures in November 2023, and replaced the previously existing credit agreement dated November 2015. The June 2021 amendment modified the credit agreement to allow for the disposition of the eFC business. The Credit Agreement provides for a revolving loan facility of $90 million, with an expansion option up to $140 million, as permitted under the terms of the Credit Agreement.

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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2021, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by two of the Company’s U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

The amounts borrowed as of June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Amounts borrowed:
Revolving credit facility	$16,000	$20,000
Less: deferred financing costs, net of accumulated amortization of $393 and $319	(344)	(417)
Long-term debt, net	$15,656	$19,583

Available to be borrowed under revolving facility, subject to certain limitations	$74,000	$70,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	2.00%
Actual interest rates	1.88%	2.19%

Commitment fee	0.30%	0.35%

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
financial statements, cannot be determined, it is the opinion of management that the final resolution of these matters will not have a material effect on the Company’s financial condition, operations or liquidity.

Tax Contingencies

The Company operates in a number of tax jurisdictions and is routinely subject to examinations by various tax authorities with respect to income taxes and indirect taxes. The determination of the Company’s liability for taxes requires judgment and estimation. The Company has reserved for potential examination adjustments to our provision for income taxes and accrual of indirect taxes in amounts which the Company believes are reasonable.

12.    EQUITY TRANSACTIONS

Stock Repurchase Plans—The Company's Board of Directors ("Board") approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the Stock Repurchase Plans approved by the Board:

	May 2019 to May 2020	May 2020 to May 2021(1)	Feb 2021 to Jun 2022(2)
Approval Date	April 2019	May 2020	February 2021
Authorized Repurchase Amount of Common Stock	$7 million	$5 million	$20 million

(1) During the first quarter of 2021, the Company completed its purchases under the plan, which consisted of 2.2 million shares for $5.0 million, effectively ending the plan prior to its original expiration date.
(2) During the second quarter of 2021, the Company amended its stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million.

As of June 30, 2021 the value of shares that may yet be purchased under the current plan was $17.8 million.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares repurchased[1]	532,448	1,342,754	1,122,347	2,002,667
Average purchase price per share[2]	$3.30	$2.56	$2.94	$2.53
Dollar value of shares repurchased (in thousands)	$1,756	$3,433	$3,303	$5,076
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

There were 135,330 and 8,905 unsettled share repurchases as of June 30, 2021 and 2020, respectively.

13.    STOCK BASED COMPENSATION

Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors.

The Company recorded total stock based compensation expense of $1.8 million and $3.4 million during each of the three and six month periods ended June 30, 2021, respectively, and $1.5 million and $3.1 million during the three and six months periods ended June 30, 2020. At June 30, 2021, there was $10.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

Restricted Stock—Restricted stock is granted to employees of the Company and its subsidiaries, and to non-employee members of the Company’s Board. These shares are part of the compensation plan for services provided by the employees or Board members. The closing price of the Company’s stock on the date of grant is used to determine the fair value of the grants. The expense related to restricted stock grants is recorded over the vesting period as described below. There was no cash flow impact resulting from the grants.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock vests in various increments either quarterly or on the anniversaries of each grant, subject to the recipient’s continued employment or service through each applicable vesting date. Vesting occurs over one year for Board members and over two to four years for employees.

A summary of the status of restricted stock awards as of June 30, 2021 and 2020 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	4,107,217	$2.49	4,289,607	$2.52
Granted	291,460	$2.99	393,000	$2.39
Forfeited	(327,959)	$2.65	(117,502)	$2.74
Vested	(594,662)	$2.35	(411,934)	$2.70
Non-vested at end of period	3,476,056	$2.55	4,153,171	$2.48

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,877,853	$2.49	3,994,787	$2.46
Granted	1,759,683	$2.68	1,860,500	$2.73
Forfeited	(532,134)	$2.69	(280,298)	$2.91
Vested	(1,629,346)	$2.49	(1,421,818)	$2.67
Non-vested at end of period	3,476,056	$2.55	4,153,171	$2.48

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

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of June 30, 2021 and 2020 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,897,671	$2.54	1,627,011	$2.51
Forfeited	(40,000)	$2.62	(24,852)	$2.73
Vested	(42,139)	$2.75	(14,552)	$3.00
Non-vested at end of period	1,815,532	$2.53	1,587,607	$2.50

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,352,438	$2.50	1,664,650	$2.53
Granted	990,000	$2.62	911,460	$2.82
Forfeited	(145,656)	$2.63	(665,927)	$3.28
Vested	(381,250)	$2.60	(322,576)	$1.95
Non-vested at end of period	1,815,532	$2.53	1,587,607	$2.50

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the six months ended June 30, 2021 and 2020.

A summary of the status of options previously granted as of June 30, 2021 and 2020, and the changes during the periods then ended, is presented below:

	Three Months Ended June 30, 2021
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	25,000	$7.50	$—
Forfeited	(15,000)	$7.00	$—
Options outstanding at end of period	10,000	$8.25	$—
Exercisable at end of period	10,000	$8.25	$—

	Three Months Ended June 30, 2020
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	110,000	$7.40	$—
Options outstanding at end of period	110,000	$7.40	$—
Exercisable at end of period	110,000	$7.40	$—

	Six Months Ended June 30, 2021
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	110,000	$7.40	$—
Forfeited	(100,000)	$7.32	$—
Options outstanding at end of period	10,000	$8.25	$—
Exercisable at end of period	10,000	$8.25	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2020
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	190,000	$8.28	$—
Forfeited	(80,000)	$9.48	$—
Options outstanding at end of period	110,000	$7.40	$—
Exercisable at end of period	110,000	$7.40	$—

The weighted-average remaining contractual term of options exercisable at June 30, 2021 is 0.3 years. The following table summarizes information about options outstanding as of June 30, 2021:

Exercise Price	Options Outstanding and Exercisable	Weighted- Average Remaining Contractual Life
		(in years)
$ 8.00 - $ 8.99	10,000	0.3

14.    EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents, where dilutive. For the three month period ended June 30, 2021 and for the six month period ended June 30, 2020, 0.4 million and 1.4 million dilutive shares, respectively, were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. Outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted EPS were approximately 1.9 million and 1.7 million shares for the three and six month periods ended June 30, 2021 and approximately 2.1 million and 2.0 million shares for the three and six month periods ended June 30, 2020, respectively. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$(212)	$1,162	$1,800	$(6,373)
Income (loss) from discontinued operations, net of tax	$(29,999)	$700	$(29,340)	$1,685
Net income (loss)	$(30,211)	$1,862	$(27,540)	$(4,688)

Weighted-average shares outstanding—basic	47,227	48,427	47,111	48,781
Add shares issuable from stock-based awards	—	1,264	1,743	—
Weighted-average shares outstanding—diluted	47,227	49,691	48,854	48,781

Basic earnings (loss) per share - continuing operations	$—	$0.02	$0.04	$(0.13)
Diluted earnings (loss) per share - continuing operations	$—	$0.02	$0.04	$(0.13)

Basic earnings (loss) per share - discontinued operations	$(0.64)	$0.01	$(0.62)	$0.03
Diluted earnings (loss) per share - discontinued operations	$(0.64)	$0.01	$(0.60)	$0.03

Basic earnings (loss) per share	$(0.64)	$0.04	$(0.58)	$(0.10)
Diluted earnings (loss) per share	$(0.64)	$0.04	$(0.56)	$(0.10)

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. INCOME TAXES

The Company’s effective tax rate was 22% and 3% for the three and six months ended June 30, 2021, respectively, and 22% and 12% for the three and six months ended June 30, 2020, respectively. In addition to state income taxes and the allocation of income (loss) between jurisdictions, the following items caused the effective tax rate to differ from the U.S. statutory rate:
•A tax benefit of $0.4 million during the six months ended June 30, 2021, from the release of a valuation allowance related to the Company's capital loss carryforward.
•A tax deficiency of $0.4 million during the six months ended June 30, 2020, related to the vesting or settlement of share-based compensation awards.
•Tax expense of $0.4 million during the six months ended June 30, 2020, related to the nondeductible impairment of an equity investment.

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

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the impact of the coronavirus COVID-19 outbreak on our operations and financial results, geopolitical events such as the uncertainty surrounding the UK's departure from the European Union (EU) and civil unrest in Hong Kong, uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment, gain or loss on sale of businesses, and certain other income or expense items, as defined, (“Adjusted EBITDA") and Adjusted EBITDA Margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for definitions of these measures as well as reconciliations to the comparable GAAP measure.

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

Overview

We are a provider of software products, online tools and services that deliver career marketplaces to candidates and employers in the United States. DHI’s brands, Dice and ClearanceJobs, enable recruiters and hiring managers to efficiently search, match and connect with highly skilled technologists in specialized fields, particularly technology and active government security clearance. Professionals find ideal employment opportunities, relevant job advice and personalized data that help manage their technologist lives.

In online recruitment, we specialize in employment categories in which there has been a long-term scarcity of highly skilled, highly qualified professionals relative to market demand, specifically technologists who work in a variety of industries or have active government security clearances. Our websites serve as online two-sided marketplaces where employers and recruiters source and connect with prospective employees, and where technologists find relevant job opportunities, data and information to further their careers. Our websites offer job postings, news and content, career development and recruiting services tailored to the specific needs of the professional community that each website serves.

Majority ownership and control of DHI's eFinancialCareers ("eFC") business, which provides career websites to the financial services industry and has operations in the United Kingdom, Continental Europe, Asia, the Middle East and North America, was transferred to eFC management on June 30, 2021.

Recent Developments

On June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management. The Company retained a 40% common share interest. As a result, all ongoing DHI operations, which include the Dice and ClearanceJobs brands, are in the United States subsequent to June 30, 2021.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Company sells recruitment packages that can include access to our databases of resumes and job posting capabilities. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice and ClearanceJobs recruitment package customers and the revenue, on average, that these customers generate. The tables below detail this customer data.

			As of June 30,
Recruitment Package Customers:			2021	2020
Dice			5,441	5,450
ClearanceJobs			1,784	1,652

	For the three months ended June 30,		For the six months ended June 30,
Average Monthly Revenue per Recruitment Package Customer[1]:	2021	2020	2021	2020
Dice	$1,124	$1,131	$1,126	$1,142
ClearanceJobs	1,394	1,353	1,384	1,328
(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a thirty day month. The simple average of each month is used to derive the amount for the three and six month periods..

Dice had 5,441 recruitment package customers as of June 30, 2021, which was approximately flat year over year while average revenue per recruitment package customer declined for the three and six month periods. The decline was due to the COVID-19 pandemic, which drove lower renewal rates throughout 2020 and negatively impacted revenue into 2021. ClearanceJobs had 1,784 recruitment package customers as of June 30, 2021 compared to 1,652 as of June 30, 2020 and average revenue per recruitment package customer increased for the three and six month periods. The increases for ClearanceJobs were due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Deferred revenue, as shown on the Condensed Consolidated Balance sheets, reflects customer billings made in advance of services being rendered. Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts. We believe backlog to be an important measure of our business as it represents our ability to generate future revenue. A summary of our deferred revenue and backlog is presented in the table below.

Deferred Revenue and Backlog:	6/30/2021	12/31/2020	6/30/2020
Deferred Revenue	$43,188	$36,582	$40,351
Contractual commitments not invoiced	31,890	27,849	19,029
Backlog[1]	$75,078	$64,431	$59,380

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at June 30, 2021 increased $10.6 million and $15.7 million from December 31, 2020 and June 30, 2020, respectively. Compared to December 31, 2020, the increase is due to the normal seasonal increase in number of customers that renew in the first quarter and a focus on signing multi-year contracts. Compared to June 30, 2020, the increase is driven by bookings growth at both Dice and ClearanceJobs and the focus on multi-year contracts.

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

Product Releases
2021	2020
Dice Marketplace, Dice TalentSearch Social Data Refresh	Dice IntelliSearch-Based Job Alerts, Dice Private Email, Dice Remote Jobs, Dice Recruiter Profile, Dice Instant Messaging
ClearanceJobs Meetings, ClearanceJobs Video, Team Recruiting	ClearanceJobs Client Team Dashboard, ClearanceJobs Workflow, ClearanceJobs Favorites, ClearanceJobs Self-Serve BrandAmp, ClearanceJobs Candidate Search and ClearanceJobs Broadcast Message upgrades

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

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2021	2020
	(in thousands, except percentages)

Dice (1)	$20,583	$20,489	$94	—%
ClearanceJobs	8,138	7,107	1,031	15%
Total revenues	$28,721	$27,596	$1,125	4%

(1) Includes Dice U.S. and Career Events
For the three months ended June 30, 2021, we experienced an increase in revenue of $1.1 million, or 4%. Revenue at Dice increased $0.1 million, or 0%, compared to the same period in 2020. Dice renewal rates and new business activity improved from the prior year quarter along with consistently increasing customer counts since the third quarter of 2020, which drives additional revenue in future periods. Revenues for ClearanceJobs increased $1.0 million, or 15%, as compared to the same period in 2020, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.
Cost of Revenues

	Three Months Ended June 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Cost of revenues	$3,593	$3,499	$94	3%
Percentage of revenues	12.5%	12.7%

Cost of revenues increased $0.1 million, or 3%, driven by an increase of $0.2 million from higher web hosting costs and a decrease in capitalized labor of $0.1 million, which increases operating expenses. Together, these increased expense $0.3 million. These increases were partially offset by lower headcount and utility costs.

Product Development Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Product development	$3,510	$3,401	$109	3%
Percentage of revenues	12.2%	12.3%
Product development increased $0.1 million, or 3%, driven by an increase in consulting costs of $0.3 million and a decrease in capitalized labor of $0.6 million, which increases operating expenses. Together, these increased expense $0.9 million. These increases were partially offset by lower headcount of $0.8 million.

Sales and Marketing Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Sales and marketing	$10,151	$9,564	$587	6%
Percentage of revenues	35.3%	34.7%

Sales and marketing expenses increased $0.6 million, or 6% from the same period in 2020. This increase was driven by a $0.4 million increase in discretionary marketing expenses as customer activity rebounded and a $0.2 million increase in operational costs, including travel and entertainment.
General and Administrative Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
General and administrative	$6,939	$6,904	$35	1%
Percentage of revenues	24.2%	25.0%

General and administrative expenses were flat with the prior year. Stock based compensation expense increased approximately $0.4 million compared to the prior year due to higher achievement against targets for the Company's performance-based restricted stock units, while bad debt expense, professional fees and other operational costs decreased from the prior year. Together, these changes left general and administrative expenses flat with the prior year.

Depreciation

	Three Months Ended June 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Depreciation	$4,040	$2,573	$1,467	57%
Percentage of revenues	14.1%	9.3%
Depreciation expense increased $1.5 million or 57% from the same period in 2020 in connection with increasing internal development costs during 2019 and 2020 that were then placed in service, primarily in late 2020, and depreciated. Internal development costs are reflected as purchases of fixed assets in the Condensed Consolidated Statements of Cash Flows.

Operating Income (Loss)

	Three Months Ended June 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Revenue	$28,721	$27,596	$1,125	4%
Operating income (loss)	488	1,655	(1,167)	(71)%
Percentage of revenues	1.7%	6.0%

Operating income for the three months ended June 30, 2021 was $0.5 million, a margin of 1.7%, compared to operating income of $1.7 million, a margin of 6.0%, for the same period in 2020, a decrease of $1.2 million. The decrease in operating income and percentage margin was primarily driven by the increase in depreciation expense, partially offset by higher revenues.

Interest Expense and Other

	Three Months Ended June 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Interest expense and other	$87	$161	$(74)	(46)%
Percentage of revenues	0.3%	0.6%
Interest expense and other decreased $0.1 million, from the same period in 2020 due to lower debt outstanding.
Unrealized loss on equity security

	Three Months Ended June 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Unrealized loss on equity security	$(674)	$—	$(674)	—%
Percentage of revenues	(2.3)%	—%

The unrealized loss on equity security relates to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after filing an initial public offering. See also Note 6 of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes

	Three Months Ended June 30,
	2021	2020
	(in thousands, except percentages)
Income (loss) before income taxes	$(273)	$1,494
Income tax expense (benefit)	(61)	332
Effective tax rate	22.3%	22.2%

Our effective tax rate for both periods differed from the U.S. statutory rate due to state income taxes and the allocation of income (loss) between jurisdictions.
Income (loss) from discontinued operations, net of tax

	Three Months Ended June 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Income (loss) from discontinued operations, net of tax	$(29,999)	$700	$(30,699)	(4,386)%
Percentage of revenues	(104.4)%	2.5%

During the three months ended June 30, 2021, the Company transferred majority ownership of its eFC business and has recorded it as a discontinued operation. As a result, the Company recognized a $30.0 million loss during the three months ended June 30, 2021. The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the three months ended June 30, 2021. Income from discontinued operations for the three months ended June 30, 2020 represents eFC's earnings during the period.

Earnings (loss) per Share

	Three Months Ended June 30,
	2021	2020
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$(212)	$1,162
Weighted-average shares outstanding—diluted	47,227	49,691
Diluted earnings (loss) per share - continuing operations	$—	$0.02

Income (loss) from discontinued operations	$(29,999)	$700
Weighted-average shares outstanding—diluted	47,227	49,691
Diluted earnings (loss) per share - discontinued operations	$(0.64)	$0.01

Net income (loss)	$(30,211)	$1,862
Weighted-average shares outstanding—diluted	47,227	49,691
Diluted earnings (loss) per share	$(0.64)	$0.04

Diluted earnings (loss) per share from continuing operations was zero and $0.02 for the three months ended June 30, 2021 and 2020, respectively. The decrease was driven by the increase in depreciation expense and the unrealized loss on equity security, partially offset by higher revenues. Diluted earnings (loss) per share was $(0.64) and $0.04 for the three month periods ended June 30, 2021 and 2020, respectively. The decrease was driven by lower diluted earnings per share from continuing operations and the loss from discontinued operations.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2021	2020
	(in thousands, except percentages)
Tech-focused
Dice (1)	$39,634	$42,974	$(3,340)	(8)%
ClearanceJobs	15,763	14,007	1,756	13%
Total revenues	$55,397	$56,981	$(1,584)	(3)%

(1) Includes Dice U.S. and Career Events

We experienced a decrease in revenue of $1.6 million, or 3%. Revenue at Dice decreased by $3.3 million, or 8%, compared to the same period in 2020 as the COVID-19 pandemic drove lower renewal rates throughout 2020, which negatively impacted revenue into 2021. Revenue at ClearanceJobs increased by $1.8 million, or 13%, as compared to the same period in 2020, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.
Cost of Revenues

	Six Months Ended June 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Cost of revenues	$7,295	$6,983	$313	4%
Percentage of revenues	13.2%	12.3%

Cost of revenues increased $0.3 million, or 4%, primarily driven by an increase of $0.5 million from higher costs associated with web hosting and cloud computing. These costs were partially offset by a decrease in compensation related and other costs of $0.2 million.
Product Development Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Product development	$7,112	$7,142	$(30)	—%
Percentage of revenues	12.8%	12.5%

Product Development expenses were flat with the same period in 2020. Within product development, the Company experienced a $1.3 million decrease in headcount related costs, which were offset by a decrease in capitalized labor, which increased expense $0.9 million, and an increase in consulting costs of $0.3 million.

Sales and Marketing Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Sales and marketing	$19,922	$21,112	$(1,190)	(6)%
Percentage of revenues	36.0%	37.1%

Sales and marketing expenses decreased $1.2 million, or 6% from the same period in 2020. The decrease was primarily driven by a reduction in discretionary marketing spend of $0.6 million, a $0.4 million decrease in operational costs, including travel, entertainment, and consulting, and a $0.1 million decrease in compensation related costs.

General and Administrative Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
General and administrative	$13,093	$14,119	$(1,026)	(7)%
Percentage of revenues	23.6%	24.8%

General and administrative costs decreased $1.0 million, or 7%, from the same period in 2020. The decrease was primarily driven by a decrease in compensation related costs of $0.6 million, a decrease in bad debt expense of $0.3 million, and a decrease in professional fees of $0.2 million.
Depreciation

	Six Months Ended June 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Depreciation	$7,671	$5,340	$2,331	44%
Percentage of revenues	13.8%	9.4%
Depreciation expense increased $2.3 million, or 44%, from the same period in 2020, in connection with increasing internal development costs during 2019 and 2020 that were then placed in service, primarily in late 2020, and depreciated. Internal development costs are reflected as purchases of fixed assets in the Condensed Consolidated Statements of Cash Flows.

Impairment of Intangible Assets

	Six Months Ended June 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of intangible assets	$—	$7,200	$(7,200)	(100)%
Percentage of revenues	—%	12.6%

The Company has an indefinite-lived acquired intangible asset related to the Dice trademarks and brand name. During the first quarter of 2020, because of the impacts of the COVID-19 pandemic, the Company performed an interim impairment analysis of the Dice trademarks and brand name. As a result of the analysis, the Company recorded an impairment charge of $7.2 million during the six months ended June 30, 2020. See also Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Operating Income (Loss)

	Six Months Ended June 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Revenue	$55,397	$56,981	$(1,584)	(3)%
Operating income (loss)	304	(4,915)	5,219	(106)%
Percentage of revenues	0.5%	(8.6)%

Operating income for the six months ended June 30, 2021 was $0.3 million, a margin of 0.5%, compared to an operating loss of $4.9 million, a negative margin of 8.6% for the same period during 2020. The increase was primarily due to the $7.2 million impairment of the Dice trademark and brand name that occurred during the 2020 period while the 2021 period was impacted by higher depreciation expense.
Interest Expense and Other

	Six Months Ended June 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Interest expense and other	$282	$349	$(67)	(19)%
Percentage of revenues	0.5%	0.6%
Interest expense and other decreased $0.1 million, or 19%, compared to the same period in 2020 due to lower debt outstanding.
Impairment of Equity Investment

	Six Months Ended June 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of equity investment	$—	$(2,002)	$2,002	(100)%
Percentage of revenues	0.0%	(7.0)%
During the first quarter of 2020, due to the impacts from the COVID-19 pandemic, the Company determined the value of its 7.6% interest in a leading tech skills assessment company to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020.

	Six Months Ended June 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Unrealized gain on equity security	$1,839	$—	$1,839	—%
Percentage of revenues	6.4%	—%

The unrealized gain on equity security relates to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after filing an initial public offering. See also Note 6 of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes

	Six Months Ended June 30,
	2021	2020
	(in thousands, except percentages)
Income (loss) before income taxes	$1,861	$(7,266)
Income tax expense (benefit)	61	(893)
Effective tax rate	3.3%	12.3%

Our effective tax rate for the six months ended June 30, 2021, was lower than the U.S. statutory rate due to a $0.4 million tax benefit from the release of a valuation allowance related to our capital loss carryforward. The tax rate for the six months ended June 30, 2020, differed from the statutory rate due to a tax deficiency of $0.4 million related to the vesting or settlement of share-based compensation awards; and tax expense of $0.4 million from the nondeductible impairment of an equity investment.
Income (loss) from discontinued operations, net of tax

	Six Months Ended June 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Income (loss) from discontinued operations, net of tax	$(29,340)	$1,685	$(31,025)	(1,841)%
Percentage of revenues	(53.0)%	3.0%

During the six months ended June 30, 2021, the Company transferred majority ownership of its eFC business and has recorded it as a discontinued operation. As a result, the Company experienced a loss from discontinued operations, net of tax, of $29.3 million during the six months ended June 30, 2021. The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the six months ended June 30, 2021. Income from discontinued operations for the six months ended June 30, 2020 represents eFC's earnings during the period.
Earnings (loss) per Share

	Six Months Ended June 30,
	2021	2020
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$1,800	$(6,373)
Weighted-average shares outstanding—diluted	48,854	48,781
Diluted earnings (loss) per share - continuing operations	$0.04	$(0.13)

Income (loss) from discontinued operations	$(29,340)	$1,685
Weighted-average shares outstanding—diluted	48,854	48,781
Diluted earnings (loss) per share - discontinued operations	$(0.60)	$0.03

Net income (loss)	$(27,540)	$(4,688)
Weighted-average shares outstanding—diluted	48,854	48,781
Diluted earnings (loss) per share	$(0.56)	$(0.10)

Diluted earnings (loss) per share from continuing operations was $0.04 and ($0.13) for the six months ended June 30, 2021 and 2020, respectively. The increase was driven by the unrealized gain on equity security in the 2021 period and the impairment charge in the 2020 period, partially offset by lower revenues and higher depreciation expense. Diluted earnings (loss) per share was $(0.56) and $(0.10) for the six months ended June 30, 2021 and 2020, respectively. The decrease was driven by the loss from discontinued operations, partially offset by higher diluted earnings per share from continuing operations.

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

A reconciliation of Adjusted EBITDA for the six months ended June 30, 2021 and 2020 follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$(27,540)	$(4,688)
Interest expense	373	545
Income tax expense (benefit)	61	(893)
Depreciation	7,671	5,340
Non-cash stock based compensation	3,438	3,133
Impairment of intangible assets	—	7,200
Impairment of equity investment	—	2,002
Unrealized gain on equity security	(1,839)	—
Gain on sale of equity investment	—	(200)
Severance and related costs	1,311	913
Loss (income) from discontinued operations, net of tax	29,340	(1,685)
Other	(90)	3
Adjusted EBITDA	$12,725	$11,670

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$19,298	$10,020
Interest expense	373	545
Amortization of deferred financing costs	(74)	(74)
Income tax expense (benefit)	61	(893)
Deferred income taxes	951	804
Change in accrual for unrecognized tax benefits	(82)	18
Change in accounts receivable	(3,556)	(2,765)
Change in deferred revenue	(7,118)	4,041
Discontinued operations results	(3,593)	(3,633)
Severance and related costs	1,311	913
Changes in working capital and other	5,154	2,694
Adjusted EBITDA	$12,725	$11,670

A reconciliation of Adjusted EBITDA Margin for the six months ended June 30, 2021 and 2020 follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Revenues	$55,397	$56,981
Adjusted EBITDA	$12,725	$11,670
Adjusted EBITDA Margin	23%	20%

Cash Flows
We have summarized our cash flows for the six months ended June 30, 2021 and 2020 (in thousands).

	Six Months Ended June 30,
	2021	2020
Cash from operating activities	$19,298	$10,020
Cash used in investing activities	$(9,773)	$(8,205)
Cash from (used in) financing activities	$(9,270)	$20,401

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At June 30, 2021, we had cash of $7.9 million compared to $4.5 million at December 31, 2020.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, we had $74.0 million in borrowing capacity under our $90.0 million Credit Agreement at June 30, 2021, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash and cash equivalents, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services, including from the potential ongoing impact of the COVID-19 pandemic. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairments, unrealized gain on equity security, loss from sale of business, loss on disposition of discontinued operations, and the effect of changes in working capital. Net cash flows from operating activities were $19.3 million and $10.0 million for six month periods ended June 30, 2021 and 2020, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the 2021 period increased $9.3 million compared to the same period of 2020 primarily due to strong billings to and collections from customers.
Investing Activities
Cash used in investing activities during the six month period ended June 30, 2021 was $9.8 million compared to $8.2 million used in the same period of 2020. Cash used in investing activities in the six month period ended June 30, 2021 increased from the comparable 2020 period due to cash retained in the eFC business and lower internal development costs, primarily driven by lower headcount and development activities dedicated to the transfer of the eFC business.
Financing Activities
Cash used in financing activities during the six month period ended June 30, 2021 was $9.3 million and was driven by $4.0 million of net repayments on long-term debt and $5.3 million related to share repurchases. Cash from financing activities during the six month period ended June 30, 2020 was $20.4 million, primarily due to $27.0 million of net proceeds on long-term debt, partially offset by $6.6 million related to share repurchases.

Credit Agreement

In November 2018, the Company, together with Dice, Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the "Borrowers") entered into the Second Amended and Restated Credit Agreement as further amended in June 2021 (the "Credit Agreement"), which matures in November 2023, and replaced the previously existing credit agreement dated November 2015. The June 2021 amendment modified the credit agreement to allow for the disposition of the eFC business. The Credit Agreement provides for a revolving loan facility of $90 million, with an expansion option up to $140 million, as permitted under the terms of the Credit Agreement.

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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2021, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements.

The obligations under the Credit Agreement are guaranteed by two of the Company's U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies

The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of June 30, 2021:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$16,000	$—	$16,000	$—	$—
Operating lease obligations	11,397	1,258	5,154	3,911	1,074
Total contractual obligations	$27,397	$1,258	$21,154	$3,911	$1,074
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of June 30, 2021, we had $16.0 million outstanding under our Credit Agreement. Interest payments are due at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 10 “Indebtedness” in our Condensed Consolidated Financial Statements for additional information related to our Credit Agreement.

Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 1.88% (the rate in effect on June 30, 2021) on our current borrowings, interest payments are expected to be approximately $0.2 million for the remainder of 2021, approximately $0.3 million for 2022, and approximately $0.3 million for 2023.
As of June 30, 2021, we had approximately $1.0 million of unrecognized tax benefits as liabilities, and it is uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2021 are $1.0 million of tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.3 million of its unrecognized tax benefits may be recognized in the next twelve months.
Impact of COVID-19 on our Business

The spread of the coronavirus disease (“COVID-19”) has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. COVID-19 has slowed recruitment activity for our businesses this year as employers have slowed hiring, which has reduced our revenues and operating cash flows. We expect the pandemic may continue to negatively impact our financial performance in the coming months, but, based on information currently available, we are not anticipating a significant long-term impact on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. However, the situation is uncertain and rapidly changing. The Company cannot at this time predict the ultimate impact that the COVID-19 pandemic will have on its financial condition and operations. In an effort to protect the health and safety of our employees, we have taken action to adopt social distancing policies at our office locations, including working from home and the temporary closure of our locations where necessary. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the further development of additional treatments or vaccines, and the resumption of widespread economic activity. While we expect the pandemic will continue to negatively impact our financial performance in the coming months, due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we may not be able to predict the likely impact of the COVID-19 pandemic on our future operations.

Cyclicality

The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that online career websites continue to provide economic and strategic value to the labor market and industries that we serve.

Any slowdown in recruitment activity that occurs could negatively impact our revenues and results of operations. For instance, the COVID-19 pandemic resulted in a slowdown of recruiting activity in 2020, which negatively impacted our business. Alternatively, a decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and database licenses and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our recruitment services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to over a year.

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

Foreign Exchange Risk

Prior to June 30, 2021, we conducted business in multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America. On June 30, 2021, the Company transferred majority ownership of its eFC business to eFC's management and retained a 40% common share interest. As a result, subsequent to June 30, 2021 the Company's operations are conducted within the United States. Accordingly, the Company's foreign exchange risk is limited to the value of its investments in entities with foreign operations, which are recorded as equity investments on the Condensed Consolidated Balance sheets at $3.6 million as of June 30, 2021. The exchange rate risk is primarily related to exchange rate fluctuations between the British Pound Sterling and the United States dollar and the translation of these. We currently do not hedge currency risk.

Prior to June 30, 2021, the financial statements of our non-United States subsidiaries were translated into United States dollars using then-current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of June 30, 2021 our cumulative translation adjustment was zero.

Certain of our equity investments have significant operations in the United Kingdom and may be negatively impacted by the effects of Brexit. The global markets and currencies have been adversely impacted by Brexit, including fluctuations in the value of the British Pound Sterling as compared to the United States dollar, which may experience declines in the future. Volatility in exchange rates may occur as the UK negotiates its exit from the EU. In the longer term, any impact from Brexit on the Company, including its impact on the Company's equity investments, will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. In addition, trade talks or pacts between the United States and other nations could adversely affect our operations and financial results.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of June 30, 2021, we had outstanding borrowings of $16.0 million under our Credit Agreement. If interest rates increased 1.0%, interest expense in 2021 on our current borrowings would increase by approximately $0.2 million.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the SEC. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2021. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of August 6, 2021, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Our Board approved a stock repurchase program that permits the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the stock repurchase plans approved by the Board:

	May 2019 to May 2020	May 2020 to May 2021(1)	Feb 2021 to Jun 2022(2)
Approval Date	April 2019	May 2020	February 2021
Authorized Repurchase Amount of Common Stock	$7 million	$5 million	$20 million
(1) During the first quarter of 2021, the Company completed its purchases under the plan, which consisted of 2.2 million shares for $5.0 million, effectively ending the plan prior to its original expiration date.
(2) During the second quarter of 2021, the Company amended its stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million.

During the quarter ended June 30, 2021, purchases of the Company's common stock pursuant to the Stock Repurchase Plan were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2021	114,972	$3.15	114,972	$7,198,117
May 1 through May 31, 2021	96,345	$3.20	96,345	$6,890,141
June 1 through June 30, 2021	321,131	$3.38	321,131	$17,804,446
Total	532,448		532,448
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

Date:	August 6, 2021	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kevin Bostick
Kevin Bostick Chief Financial Officer
(Principal Financial Officer)