Form 10-Q
period 2021-09-30
DHI GROUP, INC.
filed 2021-11-10
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021
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
As of November 5, 2021, there were 49,542,059 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2021 and 2020
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2021 and 2020
	Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended September 30, 2021 and 2020
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2021 and 2020
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 5.	Other Information	42

Item 6.	Exhibits	43

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$3,486	$4,542
Accounts receivable, net of allowance for doubtful accounts of $816 and $1,001	15,267	16,134
Income taxes receivable	174	533
Prepaid and other current assets	4,563	4,101
Current assets of discontinued operations	—	8,175
Total current assets	23,490	33,485
Fixed assets, net	21,201	23,033
Capitalized contract costs	7,029	6,189
Operating lease right-of-use assets	7,333	10,804
Investments	3,640	—
Investments, at fair value	3,000	—
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	1,590	1,378
Non-current assets of discontinued operations	—	14,198
Total assets	$219,183	$240,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,142	$15,308
Deferred revenue	42,486	35,547
Operating lease liabilities	2,102	2,075
Current liabilities of discontinued operations	—	12,455
Total current liabilities	60,730	65,385
Deferred revenue	917	1,035
Operating lease liabilities	7,591	9,371
Long-term debt, net	17,693	19,583
Deferred income taxes	9,174	9,765
Accrual for unrecognized tax benefits	995	941
Other long-term liabilities	1,924	2,049
Non-current liabilities of discontinued operations	—	5,288
Total liabilities	99,024	113,417
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 73,576 and 71,233 shares, respectively; outstanding: 49,868 and 51,220 shares, respectively	735	714
Additional paid-in capital	239,766	233,554
Accumulated other comprehensive loss	—	(28,519)
Accumulated earnings	23,997	53,971
Treasury stock, 23,708 and 20,013 shares, respectively	(144,339)	(132,150)
Total stockholders’ equity	120,159	127,570
Total liabilities and stockholders’ equity	$219,183	$240,987
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$30,758	$27,149	$86,155	$84,130

Operating expenses:
Cost of revenues	3,791	3,549	11,086	10,532
Product development	4,056	3,697	11,168	10,839
Sales and marketing	11,292	9,065	31,214	30,177
General and administrative	7,556	6,319	20,649	20,438
Depreciation	4,359	2,390	12,030	7,730
Impairment of intangible assets	—	8,000	—	15,200
Impairment of goodwill	—	22,607	—	22,607
Impairment of right-of-use asset	1,919	—	1,919	—
Total operating expenses	32,973	55,627	88,066	117,523
Operating loss	(2,215)	(28,478)	(1,911)	(33,393)
Interest expense and other	(150)	(273)	(432)	(622)
Impairment of investment	—	—	—	(2,002)
Gain (loss) on investments	(641)	—	1,198	—
Loss before income taxes	(3,006)	(28,751)	(1,145)	(36,017)
Income tax benefit	(572)	(1,758)	(511)	(2,651)
Loss from continuing operations	(2,434)	(26,993)	(634)	(33,366)
Income (loss) from discontinued operations, net of tax	—	(329)	(29,340)	1,356
Net loss	$(2,434)	$(27,322)	$(29,974)	$(32,010)

Basic loss per share - continuing operations	$(0.05)	$(0.56)	$(0.01)	$(0.69)
Diluted loss per share - continuing operations	$(0.05)	$(0.56)	$(0.01)	$(0.69)

Basic earnings (loss) per share - discontinued operations	$—	$(0.01)	$(0.63)	$0.03
Diluted earnings (loss) per share - discontinued operations	$—	$(0.01)	$(0.63)	$0.03

Basic loss per share	$(0.05)	$(0.57)	$(0.64)	$(0.66)
Diluted loss per share	$(0.05)	$(0.57)	$(0.64)	$(0.66)

Weighted-average basic shares outstanding	45,807	47,955	46,740	48,503
Weighted-average diluted shares outstanding	45,807	47,955	46,740	48,503
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(2,434)	$(27,322)	$(29,974)	$(32,010)

Other comprehensive income (loss):
Foreign currency translation adjustment	—	2,719	456	(1,351)
Cumulative translation adjustments reclassified to the Statements of Operations	—	—	28,063	—
Total other comprehensive income (loss)	—	2,719	28,519	(1,351)
Comprehensive loss	$(2,434)	$(24,603)	$(1,455)	$(33,361)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2020	—	$—	71,233	$714	$233,554	20,013	$(132,150)	$53,971	$(28,519)	$127,570
Net income								2,671		2,671
Other comprehensive income - translation adjustments									297	297
Stock based compensation					1,758					1,758
Restricted stock issued			1,468	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(204)	(2)		369	(984)			(986)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(39)	—		139	(357)			(357)
Performance-Based Restricted Stock Units eligible to vest			813	8						8
Purchase of treasury stock under stock repurchase plan						590	(1,546)			(1,546)
Balance at March 31, 2021	—	$—	73,271	$735	$235,312	21,111	$(135,037)	$56,642	$(28,222)	$129,430
Net loss								(30,211)		(30,211)
Other comprehensive income - translation adjustments									159	159
Cumulative translation adjustments reclassified to the Statements of Operations									28,063	28,063
Stock based compensation					2,302					2,302
Restricted stock issued			292	2						2
Restricted stock forfeited or withheld to satisfy tax obligations			(328)	(4)		135	(430)			(434)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—		17	(57)			(57)
Purchase of treasury stock under stock repurchase plan						532	(1,756)			(1,756)
Balance at June 30, 2021	—	$—	73,235	$733	$237,614	21,795	$(137,280)	$26,431	$—	$127,498
Net loss								(2,434)		(2,434)
Stock based compensation					2,154					2,154
Restricted stock issued			463	4	(4)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(116)	(2)	2	89	(303)			(303)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(6)	—	—	—	—			—
Purchase of treasury stock under stock repurchase plan						1,824	(6,756)			(6,756)
Balance at September 30, 2021	—	$—	73,576	$735	$239,766	23,708	$(144,339)	$23,997	$—	$120,159

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2019	—	$—	69,509	$696	$227,227	15,591	$(121,466)	$83,986	$(29,248)	$161,195
Net loss								(6,550)		(6,550)
Other comprehensive loss									(3,865)	(3,865)
Stock based compensation					1,796					1,796
Restricted stock issued			1,468	15						15
Restricted stock forfeited or withheld to satisfy tax obligations			(163)	(1)		381	(1,048)			(1,049)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(5)	—		100	(300)			(300)
Purchase of treasury stock under stock repurchase plan						660	(1,643)			(1,643)
Balance at March 31, 2020	—	$—	70,809	$710	$229,023	16,732	$(124,457)	$77,436	$(33,113)	$149,599
Net income								$1,862		1,862
Other comprehensive loss									(205)	(205)
Stock based compensation					1,615					1,615
Restricted stock issued			393	4						4
Restricted stock forfeited or withheld to satisfy tax obligations			(118)	(2)		65	(162)			(164)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(5)	—		5	(13)			(13)
Purchase of treasury stock under stock repurchase plan						1,342	(3,433)			(3,433)
Balance at June 30, 2020	—	$—	71,079	$712	$230,638	18,144	$(128,065)	$79,298	$(33,318)	$149,265
Net loss								$(27,322)		(27,322)
Other comprehensive income									2,719	2,719
Stock based compensation					1,525					1,525
Restricted stock issued			282	2						2
Restricted stock forfeited or withheld to satisfy tax obligations			(74)	—		95	(218)			(218)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(5)	—		—	—			—
Purchase of treasury stock under stock repurchase plan						349	(854)			(854)
Balance at September 30, 2020	—	$—	71,282	$714	$232,163	18,588	$(129,137)	$51,976	$(30,599)	$125,117
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from (used in) operating activities:
Net loss	$(29,974)	$(32,010)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation	12,804	9,079
Deferred income taxes	(710)	(2,220)
Amortization of deferred financing costs	110	110
Stock based compensation	6,214	4,936
Impairment of intangible assets	—	15,200
Impairment of goodwill	—	23,626
Impairment of right-of-use asset	1,919	—
Impairment of investment	—	2,002
Gain on investments	(1,198)	(200)
Change in accrual for unrecognized tax benefits	54	62
Loss on disposition of discontinued operations	30,203	—
Changes in operating assets and liabilities:
Accounts receivable	2,016	4,297
Prepaid expenses and other assets	(1,160)	(251)
Capitalized contract costs	(888)	954
Accounts payable and accrued expenses	(1,383)	(2,895)
Income taxes receivable/payable	442	(126)
Deferred revenue	7,332	(9,499)
Other, net	(158)	1,379
Net cash flows from operating activities	25,623	14,444
Cash flows from (used in) investing activities:
Cash transferred with discontinued operations	(2,951)	—
Cash paid for investment	(3,000)	—
Cash received from sale of investments	1,198	200
Purchases of fixed assets	(10,707)	(12,536)
Net cash flows used in investing activities	(15,460)	(12,336)
Cash flows from (used in) financing activities:
Payments on long-term debt	(9,000)	(9,444)
Proceeds from long-term debt	7,000	36,444
Payments under stock repurchase plan	(10,199)	(5,930)
Purchase of treasury stock related to vested restricted and performance stock units	(2,128)	(1,742)
Net cash flows from (used in) financing activities	(14,327)	19,328
Effect of exchange rate changes	10	(12)
Net change in cash and cash equivalents for the period	(4,154)	21,424
Cash and cash equivalents, beginning of period	7,640	5,381
Cash and cash equivalents, end of period	$3,486	$26,805

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report on Form 10-K”). Operating results for the nine month period ended September 30, 2021 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine month period ended September 30, 2021.

On June 30, 2021, the Company transferred majority ownership and control of its eFinancialCareers ("eFC") business to eFC's management, while retaining a 40% common share interest. The eFC business was significant to the Company and the transfer was considered to be a strategic shift from the financial services industry and from the geographies eFC serves that had a major effect on the Company's operations. As a result, the eFC business was deconsolidated from the Company's consolidated financial statements as of June 30, 2021 and is reflected as a discontinued operation in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Operations for all periods presented. The historical Condensed Consolidated Statements of Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows have not been revised to reflect the effects of the transfer of control of eFC. For further information on discontinued operations, see Note 4, “Discontinued Operations.” Unless noted otherwise, discussion in the notes to the condensed consolidated financial statements pertain to continuing operations.

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

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. Investments, current, are carried at fair value using values available on a public exchange based on a Level 1 input. Investments, non-current that are carried at fair value use a discounted cash flow technique based on the probability of one or more possible outcomes, based on Level 3 inputs, which inputs and fair value did not change during the three and nine month periods ended September 30, 2021. The fair value of the long-term debt was estimated using present value techniques and market based interest rates and credit spreads. The estimated fair value of long-term debt is based on Level 2 inputs.

Certain assets and liabilities are measured at fair value on a non-recurring basis. These assets include equity investments, operating right-of-use assets and goodwill and intangible assets which resulted from prior acquisitions. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

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

4.    DISCONTINUED OPERATIONS

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The assets and liabilities classified as discontinued operations on the Condensed Consolidated Balance Sheets were as follows (in thousands):

December 31, 2020
Cash and cash equivalents	$3,098
Accounts receivable, net	4,164
Income taxes receivable	511
Prepaid and other current assets	402
Current assets of discontinued operations	8,175

Fixed assets, net	1,511
Capitalized contract costs	1,545
Goodwill	5,253
Deferred income taxes	19
Operating lease right-of-use assets	5,601
Other assets	269
Non-current assets of discontinued operations	14,198
Total assets of discontinued operations	$22,373

Accounts payable and accrued expenses	$4,118
Operating lease liabilities	1,335
Deferred revenue	6,879
Income taxes payable	123
Current liabilities of discontinued operations	12,455

Deferred income taxes	171
Deferred revenue	33
Accrual for unrecognized tax benefits	406
Operating lease liabilities	4,333
Other long-term liabilities	345
Non-current liabilities of discontinued operations	5,288
Total liabilities of discontinued operations	$17,743

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The results of discontinued operations on the Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$—	$6,101	$12,130	$19,537
Operating expenses	—	(6,201)	(10,821)	(17,519)
Operating income (loss)	—	(100)	1,309	2,018
Loss on disposition of discontinued operations(1)	—	—	(30,203)	—
Other income (expense)	—	(1)	1	4
Income (loss) before income taxes	—	(101)	(28,893)	2,022
Income tax expense	—	228	447	666
Net income (loss)	$—	$(329)	$(29,340)	$1,356

(1) The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the six month period ended June 30, 2021.

Depreciation, fixed asset purchases and other significant non-cash items related to discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation	$—	$417	$774	$1,349
Purchases of fixed assets	$—	$12	$447	$156

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$—	$373	$804	$1,128

5.    REVENUE RECOGNITION

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

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dice	$22,272	$19,823	$61,906	$62,797
ClearanceJobs	8,486	7,326	24,249	21,333
Total	$30,758	$27,149	$86,155	$84,130

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of September 30, 2021	As of December 31, 2020

Receivables	$15,267	$16,134
Short-term contract liabilities (deferred revenue)	42,486	35,547
Long-term contract liabilities (deferred revenue)	917	1,035

We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when customers are invoiced per the contractual billings schedules. As the Company's standard payment terms are less than one year, the Company elected the practical expedient, where applicable. As a result, the Company does not consider the effects of a significant financing component. Contract liabilities include customer billings delivered in advance of performance under the contract, and associated revenue is realized when services are rendered under the contract.

Receivables increase due to customer billings and decrease by cash collected from customers. Contract liabilities increase due to customer billings and are decreased as performance obligations are satisfied under the contracts.

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$20,666	$19,821	32,572	$38,676

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2021	2022	2023	2024	Total
Tech-focused	$22,603	$20,325	$427	$48	$43,403

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

The Company reviews its ROU assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. During the three months ended September 30, 2021, due to the continuing impacts of COVID-19 on the real estate

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
markets and its impact on the future cash flows attributable to its ROU assets, the Company recorded an impairment charge of $1.9 million. No impairment was recorded during the nine month period ended September 30, 2020.

The components of lease cost were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost(1)	$507	$557	$1,629	$1,991
Sublease income	(183)	(178)	(543)	(838)
Total lease cost	$324	$379	$1,086	$1,153

(1) Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,831	$2,192

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$292

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	September 30, 2021	December 31, 2020
Operating lease right-of-use-assets(1)	$7,333	$10,804

Operating lease liabilities - current	2,102	2,075
Operating lease liabilities - non-current	7,591	9,371
Total operating lease liabilities	$9,693	$11,446

Weighted Average Remaining Lease Term (in years)
Operating leases	3.8	4.7

Weighted Average Discount Rate
Operating leases	3.84%	3.86%
(1) During the three months ended September 30, 2021, the Company recorded an impairment of $1.9 million.

As of September 30, 2021, future operating lease payments were as follows (in thousands):

Operating Leases
October 1, 2021 through December 31, 2021	$492
2022	2,625
2023	2,451
2024	1,965
2025	1,946
2026 and thereafter	1,074
Total lease payments	$10,553
Less imputed interest	860
Total	$9,693

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2021 the Company has no additional operating or finance leases that have not yet commenced.

7. INVESTMENTS

Investments, Current, at Fair Value

Through its predecessor companies, the Company owned a minority interest representing less than 1% of the common stock of a technology company that completed an initial public offering ("IPO") and became publicly traded during the first quarter of 2021. Prior to the IPO, the Company had elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of December 31, 2020, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at its original cost, less impairments, which resulted in a carrying value of zero as of December 31, 2020. The investment was accounted for as an equity security, with realized and unrealized gains and losses included in earnings. During the three months ended September 30, 2021, the investment was sold for $1.2 million. Accordingly, the recorded value as of September 30, 2021 was zero. An unrealized loss of $0.6 million and a realized gain of $1.2 million has been recorded for the three and nine month periods ended September 30, 2021, respectively.

Investments, Non-current, at Fair Value

During the three months ended September 30, 2021, the Company invested $3.0 million through a subordinated convertible promissory note (the "Note") of $3.0 million with a values-based career destination company that allows the next generation workforce to search for jobs at companies whose people, perks and values align with their unique professional needs. The Note earns interest at 6.00% and matures at the earlier of a Qualified Financing, as described in the Note, or settled in cash on or after August 20, 2022, at the option of the Company. Upon a Qualified Financing, the Company will convert its investment into shares of preferred stock at 80% of the per share value in the Qualified Financing. The investment is recorded as a trading security at fair value with realized and unrealized gains and losses included in earnings. The Note is recorded at $3.0 million as of September 30, 2021 and there was no gain or loss included in earnings during the three months ended September 30, 2021.

Investments, Non-current

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership and control of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company has evaluated the 40% common share interest in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment is recorded at zero at September 30, 2021.

As further described in Notes 1 and 4, on June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest with zero proceeds received from the transfer. The Company incurred approximately $0.1 million in selling costs and recognized a $30.2 million loss on the transfer in the second quarter of 2021, which included a $28.1 million charge related to accumulated foreign currency loss that was previously a reduction to equity.

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated the 40% common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The recorded value is adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears.

At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. As of December 31, 2019 it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment was carried at its original cost of $2.0 million and was included in the other assets section of the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2020, based on the investment's historical cash burn rate, uncertainty of its ability to meet revenue and cash flow projections, current liquidity position, lack of access to additional capital, and impacts from the COVID-19 pandemic, the Company determined the value to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020. As of September 30, 2021, there have been no additional shares issued that were similar to the Company's share rights and the investment is recorded at zero as of September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. During the first and third quarters of 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows that are attributable to the Dice trademarks and brand name, the Company recorded impairment charges of $7.2 million and $8.0 million, respectively. No impairment was recorded during the nine month period ended September 30, 2021.

The projections utilized in the September 30, 2020 analysis included a decline in revenues for the year ending December 31, 2021 compared to the year ended December 31, 2020, and then increasing revenues to rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The September 30, 2020 analysis included a small reduction in operating margin during the year ending December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. The Company's operating results attributable to the Dice trademarks and brand name through September 30, 2021 and projections of future results have met or exceeded those included in the projections utilized in the September 30, 2020 analysis. In the September 30, 2020 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0% based on comparable industry studies and a discount rate of 15.5%.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
require adjustments to recorded amounts of intangible assets. If projections are not achieved, the Company could realize an impairment in the foreseeable future.

9.   GOODWILL

Goodwill as of September 30, 2021 and December 31, 2020, which was allocated to the Tech-focused reporting unit, was $128.1 million. There were no changes to goodwill from December 31, 2020 to September 30, 2021.

The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. During the three months ended September 30, 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the reporting unit, the Company recorded an impairment charge of $23.6 million. On June 30, 2021, the Company transferred a majority interest of its eFC business, which was part of the Tech-focused reporting unit, to management. As a result, the Company performed an interim impairment analysis of goodwill. The results indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of June 30, 2021. No impairment was recorded during the nine month period ended September 30, 2021.

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

10.    INDEBTEDNESS

Credit Agreement—In November 2018, the Company, together with Dice, Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Second Amended and Restated Credit Agreement, as further amended in June 2021 (the “Credit Agreement”), which matures in November 2023, and replaced the previously existing credit agreement dated November 2015. The June 2021 amendment modified the credit agreement to allow for the disposition of the eFC business, removed the option to borrow in Euros and Sterling, and incorporated certain form updates. The Credit Agreement provides for a revolving loan facility of $90 million, with an expansion option up to $140 million, as permitted under the terms of the Credit Agreement.

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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2021, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by two of the Company’s U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

The amounts borrowed as of September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Amounts borrowed:
Revolving credit facility	$18,000	$20,000
Less: deferred financing costs, net of accumulated amortization of $430 and $319	(307)	(417)
Long-term debt, net	$17,693	$19,583

Available to be borrowed under revolving facility, subject to certain limitations	$72,000	$70,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	2.00%
Actual interest rates	1.88%	2.19%

Commitment fee	0.30%	0.35%

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
(2) During the second quarter of 2021, the Company amended its $8 million stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million.

As of September 30, 2021 the value of shares that may yet be purchased under the current plan was $11.0 million.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares repurchased(1)	1,823,585	349,273	2,945,932	2,351,940
Average purchase price per share(2)	$3.72	$2.45	$3.43	$2.52
Dollar value of shares repurchased (in thousands)	$6,792	$854	$10,095	$5,930
(1) No shares of our common stock were purchased other than through a publicly announced plan or program.
(2) Average price paid per share includes costs associated with the repurchases.

There were 29,274 and 7,811 unsettled share repurchases as of September 30, 2021 and 2020, respectively.

13.    STOCK BASED COMPENSATION

Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors.

The Company recorded total stock based compensation expense of $2.2 million and $6.2 million during each of the three and nine month periods ended September 30, 2021, respectively, and $1.5 million and $4.9 million during the three and nine months periods ended September 30, 2020. At September 30, 2021, there was $10.5 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

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

A summary of the status of restricted stock awards as of September 30, 2021 and 2020 and the changes during the periods then ended is presented below:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,476,056	$2.55	4,153,171	$2.48
Granted	463,000	$3.93	282,500	$2.34
Forfeited	(115,757)	$2.82	(74,586)	$2.63
Vested	(231,721)	$2.33	(204,816)	$2.42
Non-vested at end of period	3,591,578	$2.74	4,156,269	$2.47

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,877,853	$2.49	3,994,787	$2.46
Granted	2,222,683	$2.94	2,143,000	$2.68
Forfeited	(647,891)	$2.72	(354,884)	$2.85
Vested	(1,861,067)	$2.47	(1,626,634)	$2.64
Non-vested at end of period	3,591,578	$2.74	4,156,269	$2.47

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

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of September 30, 2021 and 2020 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,815,532	$2.53	1,587,607	$2.50
Forfeited	(16,290)	$2.63	(14,851)	$2.55
Non-vested at end of period	1,799,242	$2.53	1,572,756	$2.41

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,352,438	$2.50	1,664,650	$2.53
Granted	990,000	$2.62	911,460	$2.65
Forfeited	(161,946)	$2.63	(680,778)	$3.27
Vested	(381,250)	$2.60	(322,576)	$1.92
Non-vested at end of period	1,799,242	$2.53	1,572,756	$2.41

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the nine months ended September 30, 2021 and 2020.

A summary of the status of options previously granted as of September 30, 2021 and 2020, and the changes during the periods then ended, is presented below:

	Three Months Ended September 30, 2021
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	10,000	$8.25	$—
Forfeited	(10,000)	$8.25	$—
Options outstanding at end of period	—	$—	$—
Exercisable at end of period	—	$—	$—

	Three Months Ended September 30, 2020
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	110,000	$7.40	$—
Options outstanding at end of period	110,000	$7.40	$—
Exercisable at end of period	110,000	$7.40	$—

	Nine Months Ended September 30, 2021
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	110,000	$7.40	$—
Forfeited	(110,000)	$7.40	$—
Options outstanding at end of period	—	$—	$—
Exercisable at end of period	—	$—	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2020
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	190,000	$8.28	$—
Forfeited	(80,000)	$9.48	$—
Options outstanding at end of period	110,000	$7.40	$—
Exercisable at end of period	110,000	$7.40	$—

14.    EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents, where dilutive. As shown in the table below, certain dilutive shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a loss from continuing operations. Outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted EPS were approximately 0.3 million and 0.7 million shares for the three and nine month periods ended September 30, 2021, respectively, and approximately 2.3 million shares for the three and nine month periods ended September 30, 2020. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss from continuing operations	$(2,434)	$(26,993)	$(634)	$(33,366)
Income (loss) from discontinued operations, net of tax	$—	$(329)	$(29,340)	$1,356
Net loss	$(2,434)	$(27,322)	$(29,974)	$(32,010)

Weighted-average shares outstanding—basic	45,807	47,955	46,740	48,503
Add shares issuable from stock-based awards	—	—	—	—
Weighted-average shares outstanding—diluted	45,807	47,955	46,740	48,503

Basic loss per share - continuing operations	$(0.05)	$(0.56)	$(0.01)	$(0.69)
Diluted loss per share - continuing operations	$(0.05)	$(0.56)	$(0.01)	$(0.69)

Basic earnings (loss) per share - discontinued operations	$—	$(0.01)	$(0.63)	$0.03
Diluted earnings (loss) per share - discontinued operations	$—	$(0.01)	$(0.63)	$0.03

Basic loss per share	$(0.05)	$(0.57)	$(0.64)	$(0.66)
Diluted loss per share	$(0.05)	$(0.57)	$(0.64)	$(0.66)

Shares issuable from stock-based awards(1)	2,561	1,383	2,004	1,342

(1) Represents shares excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss from continuing operations.

15. INCOME TAXES

The Company’s effective tax rate was 19% and 45% for the three and nine months ended September 30, 2021, respectively, and 6% and 7% for the three and nine months ended September 30, 2020, respectively. The following items caused the effective tax rate to differ from the U.S. statutory rate:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Tax expense of $0.1 million during the three months ended September 30, 2021, and a tax benefit of $0.3 million during the nine months ended September 30, 2021, related to a valuation allowance on the Company's capital loss carryforward.
•Tax expense of $5.5 million during the three and nine months ended September 30, 2020, related to nondeductible impairment charges.

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

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the impact of the coronavirus COVID-19 outbreak on our operations and financial results, geopolitical events, uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment, gain or loss on sale of businesses, and certain other income or expense items, as defined, (“Adjusted EBITDA") and Adjusted EBITDA Margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for definitions of these measures as well as reconciliations to the comparable GAAP measure.

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

	As of September 30,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2021	2020
Dice	5,770	5,300	470	9%
ClearanceJobs	1,816	1,682	134	8%

	Average Monthly Revenue per Recruitment Package Customer(1)
	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Increase (Decrease)	Percent Change	2021	2020	Increase (Decrease)	Percent Change
Dice	$1,138	$1,122	$16	1%	$1,130	$1,135	$(5)	—%
ClearanceJobs	$1,421	$1,358	$63	5%	$1,396	$1,338	$58	4%
(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a thirty day month. The simple average of each month is used to derive the amount for each period.

Dice had 5,770 recruitment package customers as of September 30, 2021, which was an increase of 470, or 9%, year over year and average revenue per recruitment package customer for Dice increased for the three month period while it decreased for the nine month period. The increases were driven by strong renewal rates and new business activity while the decrease in revenue per recruitment package customer for the nine month period was due to the low levels of customer activity in 2020 that impacted revenues into 2021. ClearanceJobs had 1,816 recruitment package customers as of September 30, 2021 compared to 1,682 as of September 30, 2020, an increase of 8%, and average revenue per recruitment package customer increased for both the three and nine month periods. The increases for ClearanceJobs were due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Deferred revenue, as shown on the Condensed Consolidated Balance sheets, reflects customer billings made in advance of services being rendered. Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts. We believe backlog to be an important measure of our business as it represents our ability to generate future revenue. A summary of our deferred revenue and backlog is as follows:

	Comparison to Prior Year End				Comparison Year Over Year
	9/30/2021	12/31/2020	Increase (Decrease)	Percent Change	9/30/2020	Increase (Decrease)	Percent Change
Deferred Revenue	$43,403	$36,582	$6,821	19%	$35,592	$7,811	22%
Contractual commitments not invoiced	36,546	27,849	8,697	31%	18,261	18,285	100%
Backlog(1)	$79,949	$64,431	$15,518	24%	$53,853	$26,096	48%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at September 30, 2021 increased $15.5 million and $26.1 million from December 31, 2020 and September 30, 2020, respectively. The increase in backlog compared to December 31, 2020 and September 30, 2020 is due to the strong technology recruitment market driving bookings growth at both Dice and ClearanceJobs and a focus on signing multi-year contracts.

To a lesser extent, we also generate revenue from advertising on our various websites or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to customers.

The Company continues to evolve and present new software products and features to attract and engage qualified professionals and match them with employers.

Product Releases
2021	2020
Dice Marketplace, Dice TalentSearch Social Data Refresh, Brand.io, TalentSearch Personalization	Dice IntelliSearch-Based Job Alerts, Dice Private Email, Dice Remote Jobs, Dice Recruiter Profile, Dice Instant Messaging
ClearanceJobs Meetings, ClearanceJobs Video, Team Recruiting, Shared Talent Pipelines	ClearanceJobs Client Team Dashboard, ClearanceJobs Workflow, ClearanceJobs Favorites, ClearanceJobs Self-Serve BrandAmp, ClearanceJobs Candidate Search and ClearanceJobs Broadcast Message upgrades

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

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2021	2020
	(in thousands, except percentages)

Dice(1)	$22,272	$19,823	$2,449	12%
ClearanceJobs	8,486	7,326	1,160	16%
Total revenues	$30,758	$27,149	$3,609	13%

(1) Includes Dice and Career Events
For the three months ended September 30, 2021, we experienced an increase in revenue of $3.6 million, or 13%. Revenue at Dice increased $2.4 million, or 12%, compared to the same period in 2020. Dice renewal rates and new business activity improved from the prior year quarter along with consistently increasing customer counts during 2021, which drives additional revenue in future periods. Revenues for ClearanceJobs increased $1.2 million, or 16%, as compared to the same period in 2020, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.
Cost of Revenues

	Three Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Cost of revenues	$3,791	$3,549	$242	7%
Percentage of revenues	12.3%	13.1%

Cost of revenues increased $0.2 million, or 7%, driven by an increase of $0.2 million from higher cloud computing amortization and a decrease in capitalized labor of $0.1 million, which increases operating expenses. Together, these increased expense $0.2 million.

Product Development Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Product development	$4,056	$3,697	$359	10%
Percentage of revenues	13.2%	13.6%
Product development increased $0.4 million, or 10%, driven by a decrease in capitalized labor of $0.4 million, which increases operating expenses.

Sales and Marketing Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Sales and marketing	$11,292	$9,065	$2,227	25%
Percentage of revenues	36.7%	33.4%

Sales and marketing expenses increased $2.2 million, or 25% from the same period in 2020. This increase was driven by a $1.3 million increase in compensation related costs from higher headcount and quota attainment versus sales plan, $0.7 million increase in discretionary marketing expenses as customer recruitment activity rebounded, and a $0.2 million increase in operational costs, including company events.
General and Administrative Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
General and administrative	$7,556	$6,319	$1,237	20%
Percentage of revenues	24.6%	23.3%

General and administrative expenses increased $1.2 million, or 20% from the prior year. The increase was driven by stock based compensation expense, which increased approximately $0.8 million, primarily due to higher achievement against targets for the Company's PSUs. Compensation related costs increased $0.5 million, which was driven by higher bonus costs as the Company has exceeded bonus targets and a change in the Company's vacation policy that was implemented during the current quarter. These increases were partially offset by a decrease in professional fees and other operational costs from the prior year.

Depreciation

	Three Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Depreciation	$4,359	$2,390	$1,969	82%
Percentage of revenues	14.2%	8.8%
Depreciation expense increased $2.0 million or 82% from the same period in 2020 in connection with increasing internal development costs during 2019 and 2020 that were then placed in service, primarily in late 2020, and depreciated. Internal development costs are reflected as purchases of fixed assets in the Condensed Consolidated Statements of Cash Flows.
Impairment of Intangible Assets

	Three Months Ended September 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of intangible assets	$—	$8,000	$(8,000)	(100)%
Percentage of revenues	—%	29.5%

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

Impairment of Goodwill

	Three Months Ended September 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of goodwill	$—	$22,607	$(22,607)	(100)%
Percentage of revenues	—%	83.3%

During the third quarter of 2020, because of the impacts of COVID-19 pandemic, the Company performed an interim impairment analysis of goodwill. As a result of the analysis, the Company recorded an impairment charge of $22.6 million in the third quarter of 2020. See also Note 9 of the Notes of the Condensed Consolidated Financial Statements.

Impairment of Right-of-Use Asset

	Three Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of right-of-use asset	$1,919	$—	$1,919	—%
Percentage of revenues	6.2%	—%

During the three months ended September 30, 2021, due to the continuing impacts of COVID-19 on the real estate markets and its impact on the future cash flows attributable to its ROU assets, the Company performed an impairment analysis of a sublease within its ROU assets. As a result, the Company recorded an impairment charge of $1.9 million during the quarter.

Operating Loss

	Three Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Revenue	$30,758	$27,149	$3,609	13%
Operating loss	(2,215)	(28,478)	26,263	(92)%
Percentage of revenues	(7.2)%	(104.9)%

Operating loss for the three months ended September 30, 2021 was $2.2 million, a negative margin of 7.2%, compared to operating loss of $28.5 million, a negative margin of 104.9%, for the same period in 2020, an improvement of $26.3 million. The decrease in operating loss and improved percentage margin was primarily driven by the non-cash impairments of goodwill and intangible assets of $30.6 million in the third quarter of 2020, partially offset by increased investments in sales and marketing, higher depreciation, and the ROU asset impairment of $1.9 million in the third quarter of 2021.
Interest Expense and Other

	Three Months Ended September 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Interest expense and other	$150	$273	$(123)	(45)%
Percentage of revenues	0.5%	1.0%
Interest expense and other decreased $0.1 million, from the same period in 2020 due to lower debt outstanding.

Loss on Investments

	Three Months Ended September 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Loss on investments	$(641)	$—	$(641)	—%
Percentage of revenues	(2.1)%	—%

The loss on investments relates to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after filing an initial public offering. The Company sold 100% of this investment during the third quarter of 2021. See also Note 7 of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes

	Three Months Ended September 30,
	2021	2020
	(in thousands, except percentages)
Loss before income taxes	$(3,006)	$(28,751)
Income tax benefit	(572)	(1,758)
Effective tax rate	19.0%	6.1%

Our effective tax rate for the three months ended September 30, 2021, differed from the U.S. statutory rate due to tax expense of $0.1 million related to a valuation allowance on our capital loss carryforward. The tax rate for the three months ended September 30, 2020, differed from the statutory rate due to tax expense of $5.5 million from nondeductible impairment charges.
Loss from discontinued operations, net of tax

	Three Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Loss from discontinued operations, net of tax	$—	$(329)	$329	(100)%
Percentage of revenues	—%	(1.2)%

The Company transferred majority ownership of its eFC business on June 30, 2021 to eFC management and has recorded it as a discontinued operation. Loss from discontinued operations for the three months ended September 30, 2020 represents eFC's earnings during the period.

Earnings (loss) per Share

	Three Months Ended September 30,
	2021	2020
	(in thousands, except per share amounts)
Loss from continuing operations	$(2,434)	$(26,993)
Loss from discontinued operations, net of tax	—	(329)
Net Loss	$(2,434)	$(27,322)

Weighted-average shares outstanding - diluted	$45,807	$47,955

Diluted loss per share - continuing operations	$(0.05)	$(0.56)
Diluted loss per share - discontinued operations	$—	$(0.01)
Diluted loss per share	$(0.05)	$(0.57)

Diluted loss per share from continuing operations and diluted loss per share were $0.05 and $0.56 for the three months ended September 30, 2021 and 2020, respectively. The decrease was driven by the impairment of the ROU asset. The increase in loss per share was primarily driven by the the impairments of goodwill and intangible assets of $30.6 million in the third quarter of 2020, partially offset by increased investments in sales and marketing, depreciation, and the ROU asset impairment of $1.9 million in the third quarter of 2021.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2021	2020
	(in thousands, except percentages)
Tech-focused
Dice (1)	$61,906	$62,797	$(891)	(1)%
ClearanceJobs	24,249	21,333	2,916	14%
Total revenues	$86,155	$84,130	$2,025	2%

(1) Includes Dice U.S. and Career Events

We experienced an increase in revenue of $2.0 million, or 2%. Revenue at Dice decreased by $0.9 million, or 1%, compared to the same period in 2020 as the COVID-19 pandemic drove lower renewal rates throughout 2020, which negatively impacted revenue into 2021. Revenue at ClearanceJobs increased by $2.9 million, or 14%, as compared to the same period in 2020, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.
Cost of Revenues

	Nine Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Cost of revenues	$11,086	$10,532	$555	5%
Percentage of revenues	12.9%	12.5%

Cost of revenues increased $0.6 million, or 5%, primarily driven by an increase of $0.5 million from higher costs associated with web hosting and cloud computing amortization.

Product Development Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Product development	$11,168	$10,839	$329	3%
Percentage of revenues	13.0%	12.9%

Product Development increased $0.3 million, or 3% from the same period in 2020. Within product development, the Company experienced a $0.9 million decrease in headcount related costs, which were offset by a decrease in capitalized labor, which increased expense $0.9 million, and an increase in consulting costs of $0.3 million.

Sales and Marketing Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Sales and marketing	$31,214	$30,177	$1,037	3%
Percentage of revenues	36.2%	35.9%

Sales and marketing expenses increased $1.0 million, or 3% from the same period in 2020. The increase was primarily driven by a $1.2 million increase in compensation related costs due to increased headcount and higher quota attainment versus sales plan, which was offset by a $0.3 million decrease in operational costs, including travel, entertainment, and consulting.

General and Administrative Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
General and administrative	$20,649	$20,438	$211	1%
Percentage of revenues	24.0%	24.3%

General and administrative costs increased $0.2 million, or 1%, from the same period in 2020. The increase was primarily driven by stock based compensation, which increased approximately $1.1 million compared to the prior year due to higher achievement against targets for the Company's PSUs. Compensation related costs increased $0.3 million, which was driven by higher bonus costs as the Company has exceeded bonus targets and a change in the Company's vacation policy that was implemented during the current quarter. These increases were partially offset by a decrease in operational costs, including bad debt expense, legal fees, and professional fees totaling $1.2 million.
Depreciation

	Nine Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Depreciation	$12,030	$7,730	$4,300	56%
Percentage of revenues	14.0%	9.2%
Depreciation expense increased $4.3 million, or 56%, from the same period in 2020 in connection with increasing internal development costs during 2019 and 2020 that were then placed in service, primarily in late 2020, and depreciated. Internal development costs are reflected as purchases of fixed assets in the Condensed Consolidated Statements of Cash Flows.

Impairment of Intangible Assets

	Nine Months Ended September 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of intangible assets	$—	$15,200	$(15,200)	(100)%
Percentage of revenues	—%	18.1%

The Company has an indefinite-lived acquired intangible asset related to the Dice trademarks and brand name. During the first and third quarters of 2020, because of the impacts of the COVID-19 pandemic, the Company performed an interim impairment analysis of the Dice trademarks and brand name. As a result of the analysis, the Company recorded an impairment charge of $15.2 million during the nine months ended September 30, 2020. See also Note 8 of the Notes to the Condensed Consolidated Financial Statements.
Impairment of Goodwill

	Nine Months Ended September 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of goodwill	$—	$22,607	$(22,607)	(100)%
Percentage of revenues	—%	26.9%

During the third quarter of 2020, because of the impacts of COVID-19 pandemic, the Company performed an interim impairment analysis of goodwill. As a result of the analysis, the Company recorded an impairment charge of $22.6 million in the third quarter of 2020. See also Note 9 of the Notes of the Condensed Consolidated Financial Statements.

Impairment of Right-of-Use Asset

	Nine Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of right-of-use asset	$1,919	$—	$1,919	—%
Percentage of revenues	2.2%	—%

During the third quarter of 2021, due to the continuing impacts of COVID-19 on the real estate markets and its impact on the future cash flows attributable to its ROU assets, the Company performed an impairment analysis of a sublease within its ROU assets. As a result, the Company recorded an impairment charge of $1.9 million during the quarter.

Operating Loss

	Nine Months Ended September 30,		Increase	Percent Change
	2021	2021
	(in thousands, except percentages)
Revenue	$86,155	$84,130	$2,025	2%
Operating loss	(1,911)	(33,393)	31,482	(94)%
Percentage of revenues	(2.2)%	(39.7)%

Operating loss for the nine months ended September 30, 2021 was $1.9 million, a negative margin of 2.2%, compared to an operating loss of $33.4 million, a negative margin of 39.7% for the same period during 2020. The decrease in operating loss and improved percentage margin was primarily driven by non-cash impairments of goodwill and intangible assets of $37.8 million during the 2020 period, partially offset by increased investments in sales and marketing, higher depreciation, and the ROU asset impairment of $1.9 million in the third quarter of 2021.

Interest Expense and Other

	Nine Months Ended September 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Interest expense and other	$432	$622	$(190)	(31)%
Percentage of revenues	0.5%	0.7%
Interest expense and other decreased $0.2 million, or 31%, compared to the same period in 2020 due to lower debt outstanding.
Impairment of Equity Investment

	Nine Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of equity investment	$—	$(2,002)	$2,002	(100)%
Percentage of revenues	0.0%	(2.4)%
During the first quarter of 2020, due to the impacts from the COVID-19 pandemic, the Company determined the value of its 7.6% interest in a leading tech skills assessment company to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020.
Gain on Investments

	Nine Months Ended September 30,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Gain on investments	$1,198	$—	$1,198	—%
Percentage of revenues	1.4%	—%

The gain on equity investments relates to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after filing an initial public offering. The Company sold 100% of this investment during the third quarter of 2021. See also Note 7 of the Notes to the Condensed Consolidated Financial Statements.
Income Taxes

	Nine Months Ended September 30,
	2021	2020
	(in thousands, except percentages)
Loss before income taxes	$(1,145)	$(36,017)
Income tax benefit	(511)	(2,651)
Effective tax rate	44.6%	7.4%

Our effective tax rate for the nine months ended September 30, 2021, differed from the U.S. statutory rate due to a tax benefit of $0.3 million related to a valuation allowance on our capital loss carryforward. The tax rate for the nine months ended September 30, 2020, differed from the statutory rate due to tax expense of $5.5 million from nondeductible impairment charges.

Income (loss) from discontinued operations, net of tax

	Nine Months Ended September 30,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Income (loss) from discontinued operations, net of tax	$(29,340)	$1,356	$(30,696)	(2,264)%
Percentage of revenues	(34.1)%	1.6%
During the nine months ended September 30, 2021, the Company transferred majority ownership of its eFC business to eFC management and has recorded it as a discontinued operation. As a result, the Company experienced a loss from discontinued operations, net of tax, of $29.3 million during the nine months ended September 30, 2021. The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the nine months ended September 30, 2021. Income from discontinued operations for the nine months ended September 30, 2020 represents eFC's earnings during the period.
Earnings (loss) per Share

	Nine Months Ended September 30,
	2021	2020
	(in thousands, except per share amounts)
Loss from continuing operations	$(634)	$(33,366)
Income (loss) from discontinued operations, net of tax	$(29,340)	$1,356
Net loss	$(29,974)	$(32,010)

Weighted-average shares outstanding - diluted	46,740	48,503

Diluted loss per share - continuing operations	$(0.01)	$(0.69)
Diluted earnings (loss) per share - discontinued operations	$(0.63)	$0.03
Diluted loss per share	$(0.64)	$(0.66)
Diluted loss per share from continuing operations was $(0.01) and $(0.69) for the nine months ended September 30, 2021 and 2020, respectively. The decreased loss per share was driven by the impairment charges in the 2020 period and the gain in investment in the 2021 period, partially offset by the ROU asset impairment and higher depreciation expense in the 2021 period. Diluted loss per share was $(0.64) and $(0.66) for the nine months ended September 30, 2021 and 2020, respectively. Current year to date loss per share is primarily driven by the loss on discontinued operations. The prior year loss per share is primarily driven by the impairment charges.

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

A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2021 and 2020 follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net loss	$(29,974)	$(32,010)
Interest expense	517	822
Income tax benefit	(511)	(2,651)
Depreciation	12,030	7,730
Non-cash stock based compensation	5,592	4,521
Impairment of intangible assets	—	15,200
Impairment of goodwill	—	22,607
Impairment of investment	—	2,002
Impairment of right-of-use asset	1,919	—
Gain on investment	(1,198)	(200)
Severance and related costs	1,456	954
Loss (income) from discontinued operations, net of tax	29,340	(1,356)
Other	(86)	—
Adjusted EBITDA	$19,085	$17,619

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$25,623	$14,444
Interest expense	517	822
Amortization of deferred financing costs	(110)	(110)
Income tax benefit	(511)	(2,651)
Deferred income taxes	710	2,220
Change in accrual for unrecognized tax benefits	(54)	(62)
Change in accounts receivable	(2,016)	(4,297)
Change in deferred revenue	(7,332)	9,499
Discontinued operations results	(3,593)	(5,267)
Severance and related costs	1,456	954
Changes in working capital and other	4,395	2,067
Adjusted EBITDA	$19,085	$17,619

A reconciliation of Adjusted EBITDA Margin for the nine months ended September 30, 2021 and 2020 follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Revenues	$86,155	$84,130
Adjusted EBITDA	$19,085	$17,619
Adjusted EBITDA Margin	22%	21%

Cash Flows
We have summarized our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands).

	Nine Months Ended September 30,
	2021	2020
Cash from operating activities	$25,623	$14,444
Cash used in investing activities	$(15,460)	$(12,336)
Cash from (used in) financing activities	$(14,327)	$19,328

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2021, we had cash of $3.5 million compared to $4.5 million at December 31, 2020.
Liquidity
Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, we had $72.0 million in borrowing capacity under our $90.0 million Credit Agreement at September 30, 2021, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash and cash equivalents, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services, including from the potential ongoing impact of the COVID-19 pandemic. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.
Operating Activities
Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock based compensation, impairments, gain on investments, loss from sale of business, loss on disposition of discontinued operations, and the effect of changes in working capital. Net cash flows from operating activities were $25.6 million and $14.4 million for nine month periods ended September 30, 2021 and 2020, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collections from our customers. Cash provided by operating activities during the 2021 period increased $11.2 million compared to the same period of 2020 primarily due to strong billings to and collections from customers.
Investing Activities
Cash used in investing activities during the nine month period ended September 30, 2021 was $15.5 million compared to $12.3 million used in the same period of 2020. Cash used in investing activities in the nine month period ended September 30, 2021 increased from the comparable 2020 period due to cash retained in the eFC business and cash paid for investment, partially offset by lower internal development costs, primarily driven by lower headcount and development activities dedicated to the transfer of the eFC business, and higher proceeds from sale of investments.
Financing Activities
Cash used in financing activities during the nine month period ended September 30, 2021 was $14.3 million and was driven by $2.0 million of net repayments on long-term debt and $12.3 million related to share repurchases. Cash from financing activities during the nine month period ended September 30, 2020 was $19.3 million, primarily due to $27.0 million of net proceeds on long-term debt, partially offset by $7.7 million related to share repurchases.

Credit Agreement

In November 2018, the Company, together with Dice, Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the "Borrowers") entered into the Second Amended and Restated Credit Agreement as further amended in June 2021 (the "Credit Agreement"), which matures in November 2023, and replaced the previously existing credit agreement dated November 2015. The June 2021 amendment modified the credit agreement to allow for the disposition of the eFC business, removed the option to borrow in Euros and Sterling, and incorporated certain form updates. The Credit Agreement provides for a revolving loan facility of $90 million, with an expansion option up to $140 million, as permitted under the terms of the Credit Agreement.

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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2021, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the Notes to the Condensed Consolidated Financial Statements.

The obligations under the Credit Agreement are guaranteed by one of the Company's U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Commitments and Contingencies

The following table presents certain minimum payments due and the estimated timing under contractual obligations with minimum firm commitments as of September 30, 2021:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Credit Agreement	$18,000	$—	$18,000	$—	$—
Operating lease obligations	10,553	492	5,076	3,911	1,074
Total contractual obligations	$28,553	$492	$23,076	$3,911	$1,074
We make commitments to purchase advertising from online vendors which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.
Our principal commitments consist of obligations under operating leases for office space and equipment and long-term debt. As of September 30, 2021, we had $18.0 million outstanding under our Credit Agreement. Interest payments are due at varying, specified periods (to a maximum of three months) based on the type of loan (LIBOR or base rate loan) we choose. See Note 10 “Indebtedness” in our Condensed Consolidated Financial Statements for additional information related to our Credit Agreement.
Future interest payments on our Credit Agreement are variable due to our interest rate being based on a LIBOR rate or a base rate. Assuming an interest rate of 1.88% (the rate in effect on September 30, 2021) on our current borrowings, interest payments are expected to be approximately $0.1 million for the remainder of 2021, approximately $0.3 million for 2022, and approximately $0.3 million for 2023.

As of September 30, 2021, we had approximately $1.0 million of unrecognized tax benefits as liabilities, and it is uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2021 are $1.0 million of tax benefits that, if recognized, would affect the effective tax rate. The Company believes it is reasonably possible that as much as $0.3 million of its unrecognized tax benefits may be recognized in the next twelve months.
Impact of COVID-19 on our Business

The spread of the coronavirus disease (“COVID-19”) caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. COVID-19 slowed recruitment activity for our businesses during 2020 as employers slowed hiring, which reduced our revenues and operating cash flows during 2020 and into the beginning of 2021. We expect the pandemic may continue to negatively impact our financial performance in the coming months, but, based on information currently available, we are not anticipating a significant long-term impact on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. However, the situation is uncertain and rapidly changing. The Company cannot at this time predict the ultimate impact that the COVID-19 pandemic will have on its financial condition and operations. In an effort to protect the health and safety of our employees, we have taken action to adopt certain policies at our office locations, including working from home and the temporary closure of our locations when necessary. We may have to take further actions that we determine are in the best interests of our employees or as required by health organizations, federal, state, or local authorities.

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

From time to time, we see market slowdowns, which can lead to lower demand for recruiting technologists and financial and security cleared professionals. In 2020 and early in 2021, the COVID-19 pandemic led to a reduction in recruitment activity. If recruitment activity slows in the industries in which we operate during the remainder of 2021 and beyond, our revenues and results of operations may be negatively impacted.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.

Foreign Exchange Risk

Prior to June 30, 2021, we conducted business in multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America. On June 30, 2021, the Company transferred majority ownership of its eFC business to eFC's management and retained a 40% common share interest. As a result, subsequent to June 30, 2021 the Company's operations are conducted within the United States. Accordingly, the Company's foreign exchange risk is limited to the value of its investments in entities with foreign operations, which are recorded as investments on the Condensed Consolidated Balance sheets at $3.6 million as of September 30, 2021. The exchange rate risk is primarily related to exchange rate fluctuations between the British Pound Sterling and the United States dollar and the translation of these. We currently do not hedge currency risk.

Prior to June 30, 2021, the financial statements of our non-United States subsidiaries were translated into United States dollars using then-current exchange rates, with gains or losses included in the cumulative translation adjustment account, which is a component of stockholders’ equity. As of September 30, 2021 our cumulative translation adjustment was zero.

Certain of our investments have significant operations in the United Kingdom and may be negatively impacted by the effects of Brexit. The global markets and currencies have been adversely impacted by Brexit, including fluctuations in the value of the British Pound Sterling as compared to the United States dollar, which may experience declines in the future. Volatility in exchange rates may occur as the UK negotiates its exit from the EU. In the longer term, any impact from Brexit on the Company, including its impact on the Company's equity investments, will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. In addition, trade talks or pacts between the United States and other nations could adversely affect our operations and financial results.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of September 30, 2021, we had outstanding borrowings of $18.0 million under our Credit Agreement. If interest rates increased 1.0%, interest expense in 2021 on our current borrowings would increase by approximately $0.1 million.

LIBOR is the subject of recent national, international and other regulatory guidance and reform. These reforms and other pressure may cause LIBOR to disappear entirely or to perform differently than in the past. It is expected that certain banks will stop reporting information used to set LIBOR at the end of 2021 when their reporting obligations cease. This would effectively end the usefulness of LIBOR and may end its publication. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest rates of LIBOR loans. If LIBOR is no longer widely available, the Company will pursue alternative interest rate calculations under the Credit Agreement. The Company is evaluating the expected impact of this change on its consolidated financial statements.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the SEC. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2021. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of November 10, 2021, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
(2) During the second quarter of 2021, the Company amended its $8 million stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million.

During the quarter ended September 30, 2021, purchases of the Company's common stock pursuant to the Stock Repurchase Plan were as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2021	1,087,080	$3.46	1,087,080	$14,044,460
August 1 through August 31, 2021	393,387	$3.89	393,387	$12,514,950
September 1 through September 30, 2021	343,118	$4.38	343,118	$11,012,757
Total	1,823,585	$3.72	1,823,585
(1) No shares of our common stock were purchased other than through a publicly announced plan or program.
(2) Average price paid per share includes costs associated with the repurchases.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1*
Amendment No. 1 dated as of June 22, 2021 to the Second Amended and Restated Credit Agreement dated as of November 14, 2018, among DHI Group, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and BMO Harris Bank N.A., as co-syndication agents and TD Bank, N.A., as documentation agent.

31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	November 10, 2021	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kevin Bostick
Kevin Bostick Chief Financial Officer
(Principal Financial Officer)