Form 10-K
period 2021-12-31
DHI GROUP, INC.
filed 2022-02-11
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☑
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $158,000,000 as of June 30, 2021, the last business day of the registrant’s second fiscal quarter of 2021.
As of February 4, 2022, there were 49,914,534 shares of the registrant’s common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2021.

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
•results of operations fluctuating on a quarterly and annual basis;
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

NON-GAAP FINANCIAL MEASURES

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (“GAAP”). Such measures presented herein include Adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment, gain or loss on sale of business, income or loss on discontinued operations, and other income or expense (“Adjusted EBITDA”), and Adjusted EBITDA Margin. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of these measures as well as reconciliations to the comparable GAAP measure.

PART I

Item 1.    Business

Information Availability
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other material information concerning us are available free of charge on the Investors page of our website at www.dhigroupinc.com. Our reports filed with the SEC are also available by visiting http://www.sec.gov.

Introduction and Summary
This section provides an overview of DHI Group, Inc. (“DHI” or the "Company"). Please see our consolidated financial statements included elsewhere in this report for additional discussion regarding our results of operations for the year ended December 31, 2021.

(in thousands)	FY 2021	FY 2020	Change
Revenues	$119,903	$111,167	8%
Operating loss	$(1,752)	$(32,390)	(95)%
Loss before income taxes	$(1,031)	$(35,223)	(97)%
Loss from continuing operations(1)	$(402)	$(32,397)	(99)%
Net loss	$(29,742)	$(30,015)	(1)%
Diluted loss per share - continuing operations(2)	$(0.01)	$(0.67)	(99)%
Diluted loss per share	$(0.64)	$(0.62)	3%
Net cash flows from operating activities	$28,581	$18,683	53%

Adjusted EBITDA (3)	$26,162	$22,634	16%
Adjusted EBITDA Margin (3)	22%	20%	n.m.

(1) Loss from continuing operations for the year ended December 31, 2021 includes the negative impact of a right-of-use asset impairment, disposition, severance and related costs, and gain on investment, all net of tax, and discrete tax items of $1.2 million. Loss from continuing operations for the year ended December 31, 2020 includes the negative impact of impairments of investment, intangible assets and goodwill and disposition, severance and related costs, all net of tax, and discrete tax items of $36.5 million.
(2) Diluted loss per share from continuing operations for the year ended December 31, 2021 includes the negative impact of $1.2 million, net of tax, and $0.02 per share related to the items identified in number 1 above. Diluted loss per share from continuing operations for the year ended December 31, 2020 includes the negative impact of $36.5 million, net of tax, and $0.75 per share related to the items identified in number 1 above.
(3) For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, and Non-GAAP Measures” located elsewhere in this report.

2021 Highlights
2021 marked the formal inflection point in the multi-year effort to return DHI to meaningful growth with revenue increasing for the first time since 2012. Having laid the foundation for the Company’s turnaround through a renewed commitment to innovation and to building a high performing sales and marketing team, DHI's primary goals for 2021 were to further establish its brands as leaders in the marketplace and to deliver innovative services to help employers attract technology professionals in a challenging recruiting market and to help technologists advance their careers. DHI's investments in sales and marketing, supported by a dramatically improved Dice product, drove growth in bookings and revenue while ClearanceJobs continued delivery of features that enhanced its status as the leading career marketplace for cleared professionals. The company increased its investments in both product development and sales and marketing, while maintaining its historically strong EBITDA margins. Additionally, as the pandemic continued, there was no breakdown in workforce productivity and employees became further engaged in the organization. Key results include:

Establish Dice and ClearanceJobs as the preferred career specialists
Dice Marketplace launched during the first quarter as a comprehensive and flexible platform through which recruiters and candidates can rapidly and confidently search, match and communicate in real-time. The three major components of the marketplace are recruiter profiles, an enhanced candidate profile that focuses deeply on exposing tech skills, and in-platform instant messaging. Dice also furthered its value to clients and commitment to an inclusive recruiting experience by launching Unbiased Sourcing mode for TalentSearch, mitigating unconscious bias and anonymizing candidate information associated with bias. A testament to Dice’s differentiation from competitors, the TalentSearch skills matching algorithms are patent pending.
ClearanceJobs further cemented its position as a leader in the security cleared recruitment market, solving challenges for recruiter workflow by launching CJ Team Recruiting, enabling recruitment teams to combine candidate pipelines and tag candidates to signal action from other recruiters on the team; and CJ Meetings, which allows recruiters and candidates to synchronize their Google or Outlook calendars to efficiently schedule telephone calls, video calls, or in-platform chats. Additionally, ClearanceJobs launched CJ Video, giving recruiters and candidates the ability to deliver video messages, integrate videos into profiles and perform group broadcasts, all of which are streamed and hosted in-platform.

Best-in-class sales & marketing engine
The success of our new business sales teams manifested in growing our client base. Client counts for Dice and ClearanceJobs exceed prior years, growing 17% and 9% year-over-year respectively.

Dice exceeded its targets for delivering marketing qualified leads to its three new business teams, a significant contributor to increased booking results.

Dice marketing launched a brand awareness campaign for the first time in years, delivering over 190 million impressions and driving increased traffic to Dice.com.

In the fourth quarter, DHI’s overall revenue growth was 25% year-over-year.

ClearanceJobs maintained over $1 million in annual recurring revenue from government contracts, a large whitespace opportunity for the brand.

Return to Growth
Clients continue to find value in DHI services, with revenue renewal rates at 87% for Dice and 96% for ClearanceJobs in 2021.

Bookings strengthened throughout the year across all sales units, growing to $133.4 million to end 2021, a 35% increase, indicating momentum for revenue growth heading into 2022.

The Company maintained a strong EBITDA margin of 22% while continuing to make strategic investments to maximize growth opportunities.

Company Profile

DHI was incorporated in Delaware on June 28, 2005 and is a leading provider of artificial intelligence-powered software products, online tools and services to deliver career marketplaces to candidates and employers globally. DHI's brands — Dice and ClearanceJobs (the Company transferred majority ownership of the eFinancialCareers ("eFC") brand and business to eFC management on June 30, 2021) — enable recruiters and hiring managers to efficiently search, match and connect with highly skilled technologists in specialized fields, particularly technology and those with active government security clearances. Our mission is to empower technology professionals and organizations that hire them to compete and win through expert insights and relevant employment connections by delivering three key value propositions:

•Providing the best search and match solution for recruiters and employers through software services;
•Delivering the most relevant and personalized technology career related content; and
•Aggregating and analyzing workforce intelligence data to deliver specialized insights.

The majority of our revenues today are generated through the sale of recruitment packages, which allow customers to promote jobs on our websites and source candidates through our resume databases. Recruitment packages are typically provided through contractual arrangements with annual, quarterly or monthly payment terms.

Our Products and Services

We help organizations find the best talent, and we help technology and security cleared professionals find the best jobs to advance their careers. Through our software solutions, our vision is to create indispensable career marketplaces that match the highest quality candidates with the right career opportunities. Our solutions are available individually or bundled in packages, including:

•Talent profiles. Each of our brands provides access to relevant candidate profiles, resumes, and social and web profiles creating a broader pool of talent for our clients. We help clients quickly find and connect with top talent to make their recruiting efforts more efficient.
•Job postings. Our job platforms are focused on specific verticals tailored to technology and security-cleared individuals, making it easier for professionals to search for relevant jobs. In turn, the applications received by clients are more likely to be relevant and qualified compared to applications received on generalist sites. Providing professionals with the most relevant job postings benefits both the talent and the recruiting organization.
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

Industry and Skill Focused Brands
During 2021 we offered our talent acquisition and career development products and tools through the following key brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
Dice[2]	31	Technology and engineering in the U.S.	Recruitment packages¹, career fairs and open houses
ClearanceJobs	19	Security-cleared professionals	Recruitment packages¹
eFinancialCareers[3]	21	Financial services and technology	Recruitment packages¹ and job postings
¹ Recruitment packages are a combination of job postings and/or access to our candidate profiles.
[2] Includes Career Events
3 Transferred majority ownership of eFC to eFC's management on June 30, 2021.

Dice has been a go-to destination for technology and engineering talent in the United States for the past 31 years. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals. Dice had approximately 79,000 job postings as of December 31, 2021 and during 2021, Dice had, on average, approximately 1.3 million monthly users.

Customers can purchase recruitment packages, job postings or advertisements. Recruitment packages offer our customers the ability to access candidate profiles and post up to a specified number of jobs. Candidate Match and Search on Dice is powered by IntelliSearch, a proprietary machine-learning technology that is foundational to many Dice products and services. Approximately 90% of Dice revenue was derived from recruitment packages in 2021.

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

ClearanceJobs is a leading online career marketplace dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. ClearanceJobs NextGen platform provides opportunities for employers and candidates to engage in real-time through messaging and employers to promote brand differentiators through BrandAmp and Pulse. The majority of candidates with resumes on our site have high-level security clearance. ClearanceJobs had approximately 60,000 job postings as of December 31, 2021 and during 2021, ClearanceJobs had, on average, 616,000 monthly users.

eFinancialCareers On June 30, 2021, the Company transferred majority ownership and control of eFC to eFC's management. The eFC business is one of the world’s leading financial services careers websites, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, Australia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFinancialCareers to advance their careers. Employers can engage with financial services professionals through real-time messaging and promote their employment brand through Recruiter Profiles.

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

We also believe that certain industries that employ highly-skilled and highly-paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. For example, as of December 2021, the seasonally unadjusted U.S. unemployment rate was 2.0% for computer-related occupations as compared to the overall national average of 3.9%, seasonally adjusted. We believe that there are four major trends that will continue to shape demand for talent acquisition services:

•Greater competition for professional talent. The candidate-employer relationship has changed, with the balance of power shifting towards the candidates. As more companies leverage technology to advance their business, employers will increasingly need to hire tech talent to compete. According to analysis from the U.S. Bureau of Labor Statistics and CBRE Research, high tech jobs and creative industries are significant drivers to economic expansion.
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
•Talent attraction and retention becoming more of a strategic priority for companies. The PWC 24th Annual Global CEO Survey found that 28% of CEOs in North America are 'extremely concerned' about the availability of key skills as a threat to their organizations’ growth prospects and 49% of CEOs plan increases of 10% or more in their long term investment in digital transformation. Hiring skilled technologists is a key driver to moving digital innovation forward.
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
Our Strategic Goals

Since arriving in April of 2018, CEO Art Zeile has led an aggressive effort to focus and build on our legacy of market leadership in technology talent acquisition and reinvigorate the business in multiple respects, including delivering best-in-class candidate quality and match capabilities; transforming Dice from its job board legacy into an indispensable career marketplace modeled on our market-leading and high growth brand, ClearanceJobs; investing in functional excellence to drive growth and product innovation; and transforming/expanding our sales team to drive renewed growth.

Delivering best-in-class candidate quality and match capabilities for technology roles. We believe candidate quality is the essential foundation of success in our industry and we intend to differentiate our business by leading in this respect. In 2021, we dramatically improved the quality of our Dice candidates to a level we believe is best-in-class and plan continued vigilance and innovation to drive continued improvements. We are also building on our unique legacy and intellectual property in the technology jobs space to create match capabilities for both candidates and clients that are reducing the time and effort required in job searching and talent acquisition. Our proprietary and patent-pending machine-learning technology including IntelliSearch, powers many Dice and ClearanceJobs products and is foundational to providing relevant job opportunities for candidates and efficient search and match solutions for clients.

Building indispensable tech-focused career marketplaces. ClearanceJobs has established a unique franchise in the market for cleared professionals, many with tech experience. Built on a unique cohort of candidates and specialized employer and recruiter tools together, ClearanceJobs is a highly interactive two-sided marketplace environment. These attributes provide clear and measurable ROI for clients and has contributed to ClearanceJobs more than doubling its revenue over the past five years. With nearly 20 years in the market, we believe ClearanceJobs is a highly defensible and valuable business. We are in the process of transforming our Dice brand into a similar career marketplace customized for the needs of its unique candidate and client communities. We officially launched all elements of the career marketplace features for Dice in 2021, focusing on landing launches and driving adoption with customers. We expect these changes to transform the way our stakeholders use Dice and to drive results as adoption increases.

Investing in functional excellence and product innovation. Since joining DHI, CEO Art Zeile has built a leadership team capable of driving growth and supporting a culture of high performance. The leadership team continually advances their functional areas to drive results in the business, working towards the common goal of launching and landing innovative products in the market. Specifically, in 2021 the Company released a number of products to help employers find tech candidates and technologists further their careers. These include, at Dice: the Marketplace, Unbiased Sourcing Mode, TalentSearch Personalization, Brand.io and TalentSearch Social Data Refresh; at ClearanceJobs: Shared Talent Pipelines, Team Recruiting, Meetings and Video.

We are investing to further increase the pace of innovation by adding engineers to our technology team, centered around a development model to increase the quality and speed of product delivery. Our marketing team is focused on delivering results at lower cost in terms of driving traffic to Dice, increasing marketing qualified leads, growing visible profiles and applications with less spend and with more to come as we leverage new capabilities in customer relationship management (CRM), product marketing, and digital analytics, among others.

Transforming our sales and customer success efforts to drive growth. As early leaders in online talent acquisition, DHI’s brands have a legacy of strong recurring clients and revenue and, as a result, renewals have historically provided the majority of the Company’s revenues. We believe there is significant opportunity to grow our customer base and expand to new revenue opportunities, particularly with commercial accounts, or clients who recruit for their own needs, with an expanded and better enabled sales force and at ClearanceJobs by growing relationships directly with government agencies. Our customer success team executed new strategies to drive proactive external engagement and report real-time feedback to better include the customer voice to influence our product roadmap. We will continue to grow our sales team as opportunities arise.

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

We sell our products primarily through our direct sales force. We have a number of direct sales teams organized by brand, market segment, and geography. Our field sales groups target Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our strategy in 2021 focused on refining recently implemented sales processes, methodologies, and forecasting to drive improvements to better address market opportunities and our clients' needs. We increased our focus on customer success to drive renewal rates with existing customers and implemented an auto-renewal policy which resulted in uninterrupted access to our services for clients. Our in-house sales teams focus on generating new business from recruiters as well as small and mid-size companies, renewing customer contracts, increasing the service levels customers’ purchase and servicing the needs of our largest clients. As of December 31, 2021, we employed approximately 119 sales personnel in the United States. In addition to our internal sales organization, we also use ad networks to help generate ad sales.

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

Customers

We currently serve a diversified customer base consisting of approximately 9,400 customers in total. No one customer accounted for more than 10% of our revenues in 2021. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms and marketing departments of companies. As of December 31, 2021 notable customers of the Dice and ClearanceJobs businesses included AT&T, Adecco, Amazon, Cisco, Oracle, Kforce, ManTech, Microsoft, NCI, 7-Eleven , Samsung, Bank of America and DISH Network.

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

We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. Our trademarks and registered trademarks in the United States and other countries include DICE, and CLEARANCEJOBS.COM. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites and do not intend to register such copyrights.

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

Investments

DHI has made no significant investments through acquisitions during the past five years. See also note 8 of the notes to consolidated financial statements.

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

U.S. Government Regulation

We are subject to a number of government regulations that regulate our products and online service offerings, including content, copyright infringement, user privacy, advertising and promotional activities, taxation, access charges, liability for third-party activities, and jurisdiction. In addition, federal, state, and local governmental organizations have enacted and also are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include, but are not limited to, libel, electronic contracting, pricing, quality of products and services, and intellectual property ownership.

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

We are subject to federal, state and local laws and regulations regarding privacy and protection of data. Our privacy policies and terms of use agreements describe our practices concerning the use, storage, transmission and disclosure of user data. Any failure by us to comply with our privacy policies or terms of use agreements, or privacy-related laws and regulations, could result in proceedings against us by governmental authorities or others, which could harm our business. The interpretation of these privacy and data protection laws and various regulators’ approach to their enforcement, as well as our products and services, continue to evolve over time. We face the risk that these laws may be interpreted and applied in conflicting ways in different jurisdictions or in a manner that is not consistent with our current data protection practices, or that new and unclear laws will be enacted. There currently are a number of proposals pending before federal, state, and local legislative and regulatory bodies. There are laws as well as a number of legislative proposals in the United States, at both the federal and state level, that impose obligations in areas affecting our business, or may do so in the future. For example, California adopted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first privacy statute of its kind to be enacted in the United States as it includes significant penalties for non-compliance, as well as creating the right for consumers to bring a private action in certain circumstances. More recently, on November 3, 2020, California enacted the California Privacy Rights Act ("CPRA"). The CPRA, which goes into effect on January 1, 2023, expands upon the protections provided by the CCPA, including new limitations on the sale or sharing of consumers’ personal information, and the creation of a new state agency to enforce the CPRA’s protections.

Complying with these varying requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of confidence in our products and services and, ultimately, in a loss of customers, which could have an adverse effect on our business, and could subject the Company to penalties or liability.

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

Human Capital Disclosures

Employees

As of December 31, 2021, we had 470 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees and experienced increased engagement among team members during the year as evidenced by results from our annual engagement survey and below average turnover rate. We offer flexible work schedules, abbreviated hours on Fridays, flexible paid time off and remote working opportunities for all team members to promote work/life balance. In 2021, we introduced a free mental health app for all employees and closed offices for two working days to allow employees to focus on their mental health. We have made it a priority to support our employees as they work from home, including increased flexibility surrounding personal and family commitments and a quarterly work from home stipend. The Company budgets for professional development training by both functional group and at the individual level each year. Professional development could include attending an online class to learn a new skillset, attending a conference or finding opportunities within the organization to grow skillsets. Additionally the Company has a tuition reimbursement program designed to provide employees with financial assistance in continuing their education.

Diversity

Inclusion and diversity remain key priorities for the Company. The diverse backgrounds, skills and experiences of executive officers, board members, and employees are important to both our values and performance. We believe that a diverse board, management team and workforce that is reflective of our diverse customer base will position us to better understand customers’ wants and needs, which we believe drives our ability to deliver superior customer value and successfully innovate. Diverse perspectives amongst our management team and board allows them to evaluate issues through different experiences and perspectives and help guide the Company in a thoughtful way. The Company’s internal Diversity, Equity and Inclusion program is based on promoting a culture of inclusivity, and includes Allyship training and Unconscious Bias training, which teaches team members how to better support marginalized groups. Additionally, managers participate in Inclusive Leadership trainings. The Company has employee resource groups led by employees of underrepresented populations to share experiences and have a shared space. The internal policies of the Company encourage hiring diverse candidates and our culture is inclusive, ensuring that all team members are treated fairly and equally, amongst other things. In 2021, the Company introduced inclusive fertility benefits which support all paths to parenthood.

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

Regulatory Risks

•our compliance with laws and regulations concerning the collection, storage and use of professional and personal information, including the CCPA;
•U.S. government regulation of the Internet and taxation;

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

We have significant intangible assets and goodwill. As of December 31, 2021, we had $128.1 million and $23.8 million of goodwill and acquired intangible assets, respectively, on our balance sheet, which represented approximately 58% and 11%, respectively, of our total assets. We do not amortize goodwill nor our indefinite-lived acquired intangible asset, which is the Dice trademarks and brand name, under U.S. GAAP and instead are required to review them at least annually for impairment. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. DHI has experienced impairment charges in the past. Most recently, during the first and third quarters of 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the tech-focused reporting unit and those that are attributable to the Dice trademarks and brand name, the Company recorded impairment charges totaling $37.8 million. In the event an impairment is identified again in the future, a charge to earnings would be recorded. Although it would not affect our cash flow or liquidity position, a write-off in future periods of all or a part of our goodwill or intangible asset would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Indefinite-Lived Acquired Intangible Assets.”

We operate in a highly competitive developing market and we may be unable to compete successfully against existing and future competitors.

The market for career services is highly competitive and barriers to entry in the market are relatively low. There are multiple generalist job boards, as well as a number of existing and emerging alternative business models seeking to compete in our target markets. We do not own any patented technology that would preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub-segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster.com, Snagajob, Stepstone and Seek, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as FT.com, JobServe, Doximity, and Upwork. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. We also compete with general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com. In addition, we face competition from aggregators of classified advertising, including Indeed, TalentBin, Entelo, ZipRecruiter, Google, and Craigslist. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. We also compete with new competitors, including career-focused community sites such as Glassdoor and talent relationship management software providers such as Avature and SmashFly, and emerging competitors with new business models and products that customers are more willing to trial during periods when talent is scarce.

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

We believe that establishing and maintaining the identity of our key brands, Dice and ClearanceJobs, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.

Our business is largely based on customers who purchase recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.

Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings, advertisements, or career fair and recruitment event booth rentals. Most of our revenues are generated by the fees we earn from our customers who purchase recruitment packages. Our growth depends on our ability to retain our existing recruitment package customers and to increase the number of customers who purchase recruitment packages, as well as introduce new pricing options. Any of our customers may decide not to continue to use our services in favor of alternate services, lack of need, or because of budgetary constraints or other reasons. We cannot assure you that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses. Dice recruitment package customers at December 31, 2021, 2020, and 2019 were 6,004, 5,150, and 6,000, respectively, while

ClearanceJobs recruitment package customers at December 31, 2021, 2020, and 2019 were 1,878, 1,718, and 1,674, respectively.

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

An important component of our tech-focused strategy is developing new capabilities that strengthen and expand our position in the global technology talent acquisition market and broaden the talent solutions through the acquisition of other complementary businesses and technologies. Our further growth may depend in part on our ability to identify additional suitable acquisition opportunities or consummate such acquisitions on terms that are beneficial to us. We may not be able to identify suitable acquisition opportunities or consummate such acquisitions on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired businesses into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

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

If any of these risks materialize, they could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, any acquisition of other businesses or technologies may require us to seek debt or equity financing. Such financing might not be available to us on acceptable terms or at all. Market disruption and volatility, poor economic conditions in the capital markets and global economy, including in connection with the COVID-19 pandemic, could adversely impact our ability to obtain additional financing on favorable terms or at all.

Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.

Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied-for trademarks and service marks that we use in connection with our business, including DICE and CLEARANCEJOBS.COM, some of which we have acquired through business acquisitions. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, and vendors to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third-party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third-party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, and if they fail to do so, such failure could adversely affect our business and reputation.

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

As of December 31, 2021, we had $23.0 million of outstanding indebtedness under our credit agreement dated November 14, 2018 (the “Credit Agreement”) and the facility provides capacity for us to borrow an additional $67.0 million. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.

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

Cessation of London Inter-bank Offered Rate (“LIBOR”) and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect us.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms will cause LIBOR to cease to exist and will cause the establishment of an alternative reference rate(s). LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) or other benchmark rates over the next several years. As an alternative, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. The Company intends to continue monitoring the developments with respect to the planned phasing out of the USD LIBOR tenors used by the Company, which is currently planned for June 30, 2023, and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition. However, it is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. There can be no assurances as to what alternative interest rates may be and whether such interest rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. Refer to Note 12 in the notes to consolidated financial statements and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk." for additional information about the Company's credit facility.

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

The trading price of our common stock has been volatile in the past and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors such as announcements of variations in our quarterly financial results and fluctuations in revenue could cause the market price of our common stock to fluctuate. Fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have at times experienced price and volume fluctuations that have affected and might in the future affect the market prices of equity securities of many companies. These fluctuations have, in some cases, been unrelated or disproportionate to the operating performance of these companies. Further, the trading prices of publicly traded shares of companies in our industry have been particularly volatile and may be very volatile in the future. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes, or political unrest, may negatively impact the market price of our common stock.

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

A key element to our continued growth is the ability of our users (whom we define as anyone who visits our website, regardless of whether or not they are a customer), enterprises and professional organizations in all geographies to access our website within acceptable load times. We call this “website performance.” We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our websites are unavailable when users attempt to access them or do not load as quickly as they expect, users may seek other websites to obtain the information for which they are looking, and may not return to our websites as often in the future, or at all. This would negatively impact our ability to attract customers, enterprises and professional organizations and increase engagement on our websites. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business. If we fail to manage our technical operations infrastructure, our existing customers may experience services outages, and our new customers may experience delays in the deployment of our solution.

We derive almost all of our revenues from the purchase of recruitment products and services and employment advertising offered on our Dice and ClearanceJobs websites. As a result, our operations depend on our ability to maintain and protect our website services, most of which are housed within Amazon Web Services. System failures, including network, software or hardware failures, which cause interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our technology operations are dependent in part on our ability to protect our operating systems against, among other events:

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

Our systems, like the systems of many other websites, have been targeted in the past in cyber-attacks and hacks and will continue to be subject to such attacks. While such targets and hacks have not had material impacts on our results of operations and financial condition in the past, we cannot guarantee that similar attacks will not have such material impacts in the future. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, such techniques often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. We will continue to review and enhance our security measures in an attempt to prevent unauthorized and unlawful intrusions, although in the future it is possible we may not be able to prevent all intrusions, and such intrusions could result in our network security or computer systems being compromised and possibly result in the misappropriation or corruption of proprietary or personal information or cause disruptions in our services. We might be required to expend significant capital and resources to protect against, remediate or alleviate problems caused by such intrusions. We may also not have a timely remedy against a hacker who is able to penetrate our network security.

Our networks could also be affected by viruses or malware or other similar disruptive problems, and we could inadvertently transmit these viruses or malware to our users or other third parties. Our hardware and back-up systems could fail causing our services to be interrupted. Our customers may fall prey to successful phishing attacks and indavertently give unauthorized access to view our candidate profiles. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.

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

Our Dice and Clearancejobs website applications utilize cloud computing technology. It is hosted pursuant to service agreements on technology platforms by third-party service providers, primarily through Amazon Web Services (AWS). We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to provide our services, which may harm our business and reputation. Further, any damage to, or failure of, the cloud services we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. While we believe our application and network architecture and use of multiple availability zones and regions within Amazon Web Services Cloud reduce our risk, our business would be harmed if our customers and potential customers believe our services are unreliable.

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

The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our websites, restrict our ability to offer services in certain locations or subject us to sanctions by state or national data protection regulators, all of which could harm our business, financial condition, and results of operations. Failure to provide adequate privacy protections and maintain compliance with the new data privacy laws, including the CCPA, could have a material adverse effect on our financial condition and results of operations.

Our business is subject to U.S. government regulation of the Internet and taxation, which may have a material adverse effect on our business.

Congress and various state and local governments have passed legislation that regulates various aspects of the Internet, including content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, and local governmental organizations are also considering legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. A number of proposals have been made at the state and local level that would impose taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of commerce over the Internet and could adversely affect our business, future results of operations, financial condition and liquidity. We may be subject to restrictions on our ability to communicate with our customers through email, text messages and phone calls. Several jurisdictions have proposed or adopted privacy related laws that restrict or prohibit unsolicited email or “spam.” These laws may impose significant monetary penalties for violations. For example, the CAN-SPAM Act of 2003, or “CAN-SPAM,” imposes complex and often burdensome requirements in connection with sending commercial email. Among other requirements, CAN-SPAM obligates the sender of commercial emails to provide recipients with the right to "opt-out" of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more restrictive and difficult to comply with than CAN-SPAM, some portions of which may not be preempted by CAN-SPAM. If we were found to be in violation of CAN-SPAM or applicable state laws governing email not preempted by CAN-SPAM, we could be required to pay large penalties, which would adversely affect our financial condition, harm our business operations and marketing efforts, injure our reputation and erode candidate and customer trust. The scope of those regulations is unpredictable.

Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many jurisdictions. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change, including for example in the United States where the FCC voted to repeal existing net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and finance sectors. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology industry, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in the technology industry. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2021, the seasonally unadjusted U.S. unemployment rate was 2.0% for computer-related occupations as compared to the overall national average of 3.9%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If the economic environment experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.

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

Volatility in global financial markets may limit our ability to access capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the domestic or global economies worsen or volatility occurs, our business, results of operations and financial condition could be materially and adversely affected.

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

We incur increased costs and will continue to incur these costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant levels of legal, accounting and other expenses. In addition, the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”), the Dodd-Frank Act and related rules of the Securities and Exchange Commission (the “SEC”) and the NYSE regulate corporate governance practices of public companies and impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting. Compliance with these public company requirements involves significant costs, the commitment of significant management resources, and is time consuming. We are required to expend considerable time and resources complying with public company regulations.

COVID-19 could continue to have an adverse impact on our business.

The spread of the COVID-19 pandemic throughout 2020 caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. COVID-19 slowed recruitment activity for our businesses in 2020 as employers slowed hiring, which reduced our revenues and operating cash flows. We believe the pandemic could negatively impact our future financial performance, but, based on information currently available, we are not anticipating a significant negative long-term impact on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. However, the situation is uncertain and rapidly changing. The Company cannot at this time predict the ultimate impact that the COVID-19 pandemic will have on its financial condition and operations. In an effort to protect the health and safety of our employees, we have taken action to adopt certain policies at our office locations, including working from home, closing of our office locations where necessary, and suspending employee travel at times. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the continued development of treatments or vaccines, and the resumption of widespread economic activity. While we expect the pandemic could negatively impact our financial performance in the future, due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we may not be able to predict the likely impact of the COVID-19 pandemic on our future operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We do not own any properties. Our corporate headquarters is located at 6465 South Greenwood Plaza, Suite 400, Centennial, Colorado, where we lease approximately 28,000 square feet. We lease approximately 45,000 square feet of office space in Urbandale, Iowa and 16,000 square feet of office space in New York, New York, of which 12,000 square feet was subleased during the third quarter of 2018.

We believe that our facilities are adequate for current and anticipated future use, although we may from time to time lease additional facilities as operations require.

Item 3.    Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are currently not a party to any material unrecorded pending legal proceedings. See also Note 13 of the notes to consolidated financial statements.

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

Holders

As of December 31, 2021, there were 19 stockholders of record of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

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

Repurchases of Equity Securities

Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the stock repurchase plans approved by the board of directors:

	May 2018 to May 2019	May 2019 to May 2020	May 2020 to May 2021(1)	February 2021 to June 2022(2)
Approval Date	May 2018	April 2019	May 2020	February 2021
Authorized Repurchase Amount of Common Stock	$7 million	$7 million	$5 million	$20 million

(1) During the first quarter of 2021, the Company completed its purchases under the plan, which consisted of 2.2 million shares for $5.0 million, effectively ending the plan prior to its original expiration date.
(2) During the second quarter of 2021, the Company ended its $8 million stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million.

Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

During the three months ended December 31, 2021, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2021	245,611	$4.86	245,611	$9,818,244
November 1 through November 30, 2021	265,675	$5.26	265,675	$8,421,921
December 1 through December 31, 2021	447,832	$5.89	447,832	$5,784,018
Total	959,118		959,118
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2016 through December 31, 2021 (the last trading day of our common stock on the NYSE in 2021) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2021. All values assume reinvestment of the full amount of all dividends, if any.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
DHX	$100.00	$30.40	$24.32	$48.16	$35.52	$99.84
Russell 2000	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39
Dow Jones Internet Composite Index	$100.00	$138.08	$147.07	$175.96	$269.23	$287.40

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed “filed” with the SEC.

Item 6.    Reserved

None.

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

You should keep in mind that any forward-looking statement made by us herein, or elsewhere, speaks only as of the date on which it is made. New risks and uncertainties come up from time to time, and it is impossible to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by federal securities law.

Overview

We are a provider of software products, online tools and services that deliver career marketplaces to candidates and employers in the United States. DHI’s brands, Dice and ClearanceJobs, enable recruiters and hiring managers to efficiently search, match and connect with highly skilled technologists in specialized fields, particularly technology and active government security clearance. Professionals find ideal employment opportunities, relevant job advice and personalized data that help manage their technologists' lives.

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

We have been in the recruiting and career development business for over 30 years. Based on our operating structure, we have identified one reportable segment, Tech-focused, which includes the Dice and ClearanceJobs businesses and corporate related costs. The Dice and ClearanceJobs businesses and corporate related costs are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands or costs. As a result of the eFC separation, the eFC business was deconsolidated from the Company's consolidated financial statements as of June 30, 2021 and is reflected as a discontinued operation.

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

Recruitment Package Customers
			Increase (Decrease)	Percent Change
Recruitment Package Customers:	December 31, 2021	December 31, 2020
Dice	6,004	5,150	854	17%
ClearanceJobs	1,878	1,718	160	9%

Average Monthly Revenue per Recruitment Package Customer (1)
	FY 2021	FY 2020	Increase (Decrease)	Percent Change
Dice	$1,137	$1,132	$5	—%
ClearanceJobs	$1,419	$1,346	$73	5%
(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a thirty day month. The simple average of each month is used to derive the amount for each period.

Dice had 6,004 recruitment package customers as of December 31, 2021, which was an increase of 854, or 17%, year over year and average revenue per recruitment package customer for Dice increased for the year ended December 31, 2021. The increases were driven by strong renewal rates and new business activity. ClearanceJobs had 1,878 recruitment package customers as of December 31, 2021 compared to 1,718 as of December 31, 2020, an increase of 9%, and average revenue per recruitment package customer increased. The increases for ClearanceJobs were due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

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

Summary of Deferred Revenue and Backlog:	December 31, 2021	December 31, 2020	Decrease	Percent Change
	(in thousands, except percentages)
Deferred Revenue	$46,146	$36,582	$9,564	26%
Contractual commitments not invoiced	46,497	27,849	18,648	67%
Backlog[1]	$92,643	$64,431	$28,212	44%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at December 31, 2021 increased $28.2 million from December 31, 2020 due to the strong technology recruitment market driving bookings growth for both Dice and ClearanceJobs, investments in product, sales and marketing and a focus on signing multi-year contracts.

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

The Company continues to evolve and develop new software products and features to attract and engage qualified professionals and match them with employers. Our ability to grow our revenues will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new customers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the innovative products in the table below.

Product Releases
2021	2020
Dice Marketplace, Dice TalentSearch Social Data Refresh, Brand.io, TalentSearch Personalization, Unbiased Sourcing Mode	Dice IntelliSearch-Based Job Alerts, Dice Private Email, Dice Remote Jobs, Dice Recruiter Profile, Dice Instant Messaging
ClearanceJobs Meetings, ClearanceJobs Video, Team Recruiting, Shared Talent Pipelines, Quality of Use Improvements	ClearanceJobs Client Team Dashboard, ClearanceJobs Workflow, ClearanceJobs Favorites, ClearanceJobs Self-Serve BrandAmp, ClearanceJobs Candidate Search and ClearanceJobs Broadcast Message upgrades

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

Critical Accounting Estimates

This discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including our critical accounting estimates, on an ongoing basis. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe are reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments used in the preparation of our consolidated financial statements.

Goodwill

We record goodwill when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

We determine whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. In testing goodwill for impairment, a qualitative assessment can be performed and if it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount, the impairment review process compares the fair value of the reporting unit in which the goodwill resides to the carrying value of that reporting unit. If the fair value of the reporting unit is less than its carrying amount, an impairment charge is recorded for the amount the carrying value exceeds the fair value. Our annual impairment test for goodwill is performed on October 1 of each year.

The annual impairment test for the Tech-focused reporting unit performed as of October 1, 2021 resulted in the fair value of the reporting unit being substantially in excess of the carrying value with fair value exceeding the carrying value by 100%. During the third quarter of 2020, the impacts of the COVID-19 pandemic continued and the Company's projected earnings and cash flows for the Tech-focused reporting unit declined as compared to the projections used in the March 31, 2020 analysis. As a result, the Company performed an interim impairment analysis as of September 30, 2020, which resulted in the Company recording an impairment charge of $23.6 million during the three month period ended September 30, 2020.

Results for the Tech-focused reporting unit for the fourth quarter of 2021 and estimated future results as of December 31, 2021 have exceeded the projections used in the October 1, 2021 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of December 31, 2021. Therefore, no quantitative impairment test was performed as of December 31, 2021. No impairment was recorded during the years ended December 31, 2021 and 2019.

The amount of goodwill as of December 31, 2021 allocated to the Tech-focused reporting unit was $128.1 million. The discount rate applied for the Tech-focused reporting unit in the October 1, 2021 analysis was 11.5%. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, uncertainty related to COVID-19, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

We determine whether the carrying value of recorded indefinite-lived acquired intangible asset is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process is performed on October 1 of each year and compares the fair value of the indefinite-lived acquired intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2021 resulted in the fair value of the Dice trademarks and brand name exceeding the carrying value by 32%. During the first quarter of 2020, because of the initial impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows that are attributable to the Dice trademarks and brand name, the Company performed an interim impairment analysis. As a result of the analysis, the Company recorded an impairment charge of $7.2 million during the first quarter of 2020. During the third quarter of 2020, the impacts of the COVID-19 pandemic continued and the Company's projected earnings and cash flows that are attributable to the Dice trademarks and brand name declined as compared to the projections used in the March 31, 2020 analysis. As a result, the Company performed an interim impairment analysis as of September 30, 2020, which resulted in the Company recording an additional impairment charge of $8.0 million during the three month period ended September 30, 2020.

Revenues attributable to the Dice trademarks and brand name for the fourth quarter of 2021 and estimated future results as of December 31, 2021 have exceeded the projections used in the October 1, 2021 analysis. As a result, the Company believes it is not more likely than not that the fair value of the Dice trademarks and brand name is less than the carrying value as of December 31, 2021. Therefore, no quantitative impairment test was performed as of December 31, 2021. No impairment was recorded during the years ended December 31, 2021 and 2019.

The projections utilized in the October 1, 2021 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2021 analysis included operating margins during the year ending December 31, 2021 that approximate operating margins for the year ended December 31, 2020 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. The Company's operating results attributable to the Dice trademarks and brand name through December 31, 2021 and projections of future results have met or exceeded those included in the projections utilized in the October 1, 2021 analysis. In the October 1, 2021 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0% based on comparable industry studies and a discount rate of 12.5%.

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

Any slowdown in recruitment activity that occurs could negatively impact our revenues and results of operations. Alternatively, a decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and increases in demand for access to our candidate profiles, which have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our recruitment services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to over a year.

From time to time, we see market slowdowns, which can lead to lower demand for recruiting technology and security cleared professionals. If recruitment activity slows in the industries in which we operate during 2022 and beyond, our revenues and results of operations could be negatively impacted.

Results of Operations

Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2021, 2020 and 2019. Consolidated operating results in dollars and as a percent of revenue follows:

	For the year ended December 31,
(in thousands)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Revenues	$119,903	$111,167	$117,272	$8,736	$(6,105)
Operating expenses:
Cost of revenues	15,088	14,286	13,533	802	753
Product development	16,020	14,887	14,703	1,133	184
Sales and marketing	43,701	39,693	42,702	4,008	(3,009)
General and administrative	28,583	26,625	25,827	1,958	798
Depreciation	16,344	10,259	8,428	6,085	1,831
Impairment of intangible assets	—	15,200	—	(15,200)	15,200
Impairment of goodwill	—	22,607	—	(22,607)	22,607
Impairment of right-of-use asset	1,919	—	—	1,919	—
Disposition related and other costs	—	—	1,414	—	(1,414)
Total operating expenses	121,655	143,557	106,607	(21,902)	36,950
Loss on sale of business	$—	$—	$(537)	—	537
Operating income (loss)	$(1,752)	$(32,390)	$10,128	$30,638	$(42,518)

	For the year ended December 31,
	2021	2020	2019
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	12.6%	12.9%	11.5%
Product development	13.4%	13.4%	12.5%
Sales and marketing	36.4%	35.7%	36.4%
General and administrative	23.8%	24.0%	22.0%
Depreciation	13.6%	9.2%	7.2%
Impairment of intangible assets	—%	13.7%	—%
Impairment of goodwill	—%	20.3%	—%
Impairment of right-of-use asset	1.6%	—%	—%
Disposition related and other costs	—%	—%	1.2%
Total operating expenses	101.5%	129.1%	90.9%
Loss on sale of business	—%	—%	0.5%
Operating income (loss)	(1.5)%	(29.1)%	8.6%

Comparison of Years Ended December 31, 2021 and 2020

Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2021	2020
	(in thousands, except percentages)
Tech-focused
Dice(1)	$86,257	$82,190	$4,067	4.9%
ClearanceJobs	33,646	28,977	4,669	16.1%
Total revenues	$119,903	$111,167	$8,736	7.9%

(1) Includes Dice and Career Events.

We experienced an increase in revenue of $8.7 million, or 7.9%. Revenue at Dice increased by $4.1 million, or 4.9%, compared to the same period of 2020 due to improvements in renewal rates and new business activity along with consistently increasing customer counts during 2021, which drives additional revenue in future periods. Revenues for ClearanceJobs increased by $4.7 million, or 16.1%, as compared to the same period of 2020, driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Cost of revenues	$15,088	$14,286	$802	5.6%
Percentage of revenues	12.6%	12.9%

Cost of revenues increased by $0.8 million, or 5.6%, driven by an increase of $0.4 million associated with web hosting and cloud computing, consistent with the Company's investment in its products and tools to enhance sales processes. The Company also experienced $0.4 million increase in headcount related costs.

Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Product development	$16,020	$14,887	$1,133	7.6%
Percentage of revenues	13.4%	13.4%

Product development expenses increased $1.1 million, or 7.6%, Within product development, the Company experienced a decrease in capitalized labor of $0.7 million, which increased expense, along with an increase in consulting costs of $0.3 million.

Sales and Marketing Expenses

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Sales and marketing	$43,701	$39,693	$4,008	10.1%
Percentage of revenues	36.4%	35.7%

Sales and marketing expenses increased $4.0 million, or 10.1%, from the same period in 2020. The increase was primarily driven by $2.4 million increase in compensation related costs due to increased headcount and higher quota attainment versus sales plan, and a $1.5 million increase in discretionary marketing expenses as customer recruitment activity rebounded.

General and Administrative Expenses

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
General and administrative	$28,583	$26,625	$1,958	7.4%
Percentage of revenues	23.8%	24.0%

General and administrative costs increased $2.0 million or 7.4%, primarily due to an increase in compensation related costs of $2.9 million with business performance driving achievement for the bonus and stock-based compensation plans. This was partially offset by lower bad debt expense of $0.7 million.

Depreciation

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Depreciation	$16,344	$10,259	$6,085	59.3%
Percentage of revenues	13.6%	9.2%

Depreciation expense increased $6.1 million or 59.3% from the same period in 2020, in connection with increasing internal development costs during 2019 and 2020 that were then placed in service, primarily in late 2020, and depreciated. Internal development costs are reflected as purchases of fixed assets in the consolidated statements of cash flows.

Impairment of Intangible Assets

	Year Ended December 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of intangible assets	$—	$15,200	$(15,200)	(100.0)%
Percentage of revenues	—%	13.7%

The Company has an indefinite-lived acquired intangible asset related to the Dice trademarks and brand name. During the first and third quarters of 2020, because of the impacts of the COVID-19 pandemic, the Company performed an interim impairment analysis of the Dice trademarks and brand name. As a result of the analysis, the Company recorded an impairment charge of $15.2 million during the nine months ended September 30, 2020. See also Note 10 of the notes to consolidated financial statements.

Impairment of Goodwill

	Year Ended December 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of goodwill	$—	$22,607	$(22,607)	(100.0)%
Percentage of revenues	—%	20.3%

During the third quarter of 2020, because of the impacts of COVID-19 pandemic, the Company performed an interim impairment analysis of goodwill. As a result of the analysis, the Company recorded an impairment charge of $22.6 million in the third quarter of 2020. See also Note 11 of the notes to consolidated financial statements.

Impairment of right-of-use asset

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of right-of-use asset	$1,919	$—	$1,919	—%
Percentage of revenues	1.6%	—%

During the third quarter of 2021, due to the continuing impacts of COVID-19 on the real estate markets and its impact on the future cash flows attributable to its ROU assets, the Company performed an impairment analysis of a sublease within its ROU assets. As a result, the Company recorded an impairment charge of $1.9 million during the third quarter of 2021.

Operating Income (Loss)

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Revenue	$119,903	$111,167	$8,736	7.9%
Operating income (loss)	(1,752)	(32,390)	$30,638	(94.6)%
Percentages of revenues	(1.5)%	(29.1)%

Operating loss for the year ended December 31, 2021 was $1.8 million, a negative margin of 1.5%, compared to operating loss of $32.4 million, a negative margin of 29.1%, for the same period in 2020. The decrease in operating loss and improved percentage margin was primarily driven by non-cash impairments of goodwill and intangible assets of $37.8 million during the 2020 period, partially offset by increased investments in sales and marketing, higher depreciation, and the ROU asset impairment of $1.9 million in the third quarter of 2021.

Income from equity method investment

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Income from equity method investment	$190	$—	$190	—%
Percentage of revenues	0.2%	—%

During the fourth quarter of 2021, the Company recorded $0.2 million of income related to its proportionate share of eFinancialCareer's ("eFC") net income.
Interest Expense and Other

	Year Ended December 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Interest expense and other	$667	$831	$(164)	(19.7)%
Percentage of revenues	0.6%	0.7%
Interest expense and other decreased by $0.2 million, or 19.7%, from the same period in 2020. The decrease in interest expense was primarily due to lower weighted average debt outstanding during the year. The 2020 period included a $0.2 million gain recognized in the second quarter of 2020 on the sale of the Company's 20% interest in BioSpace.
Impairment of investment

	Year Ended December 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of investment	$—	$2,002	$(2,002)	(100.0)%
Percentage of revenues	—%	1.8%
During the first quarter of 2020, due to the impacts from the COVID-19 pandemic, the Company determined the value of its 7.6% interest in a leading tech skills assessment company to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020.

Gain on investment

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Gain on investment	$1,198	$—	$1,198	—%
Percentage of revenues	1.0%	—%

The gain on investment relates to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after filing an initial public offering. The Company sold 100% of this investment during the third quarter of 2021. See also Note 8 of the notes to consolidated financial statements.

Income Taxes

	Year Ended December 31,
	2021	2020
	(in thousands, except percentages)
Loss before income taxes	$(1,031)	$(35,223)
Income tax benefit	(629)	(2,826)
Effective tax rate	61.0%	8.0%

A reconciliation between the income tax benefit at the federal statutory rate and the reported income tax benefit is summarized as follows:

	Year Ended December 31,
	2021	2020
Federal statutory rate	$(216)	$(7,397)
Gain on sale of businesses or investments	(251)	(42)
Stock-based compensation	(84)	432
Nondeductible impairment	—	5,029
State tax expense (benefit), net of federal effect	110	(514)
Change in accrual for unrecognized tax benefits	(155)	(216)
Executive compensation	541	323
Research and development tax credits	(478)	(530)
Other	(96)	89
Income tax benefit	$(629)	$(2,826)

Our effective income tax rate was 61.0% and 8.0% for the years ended December 31, 2021 and 2020, respectively. The 2021 tax rate differed from the federal statutory rate primarily because of the utilization of a capital loss carryforward to offset a gain on an investment; deduction limitations on executive compensation; and tax credits for research and development. The 2020 tax rate differed from the federal statutory rate primarily because of tax deficiencies in stock-based compensation; nondeductible impairment charges; state tax benefits; and tax credits for research and development.

Income (loss) from discontinued operations, net of tax

	For the year ended December 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Income (loss) from discontinued operations, net of tax	$(29,340)	$2,382	$(31,722)	(1,332)%
Percentage of revenues	(24.5)%	2.1%
During the second quarter of 2021, the Company transferred majority ownership of its eFC business to eFC management and has recorded it as a discontinued operation. As a result, the Company experienced a loss from discontinued operations, net of tax, of $29.3 million. The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity method investment of $3.6 million and eFC's earnings during the period. Income from discontinued operations for the year ended December 31, 2020 represents eFC's earnings during the period.

Earnings per Share

	Year Ended December 31,
	2021	2020
	(in thousands, except per share amounts)
Loss from continuing operations	$(402)	$(32,397)
Income (loss) from discontinued operations, net of tax	(29,340)	2,382
Net Loss	$(29,742)	$(30,015)

Weighted-average shares outstanding - diluted	46,333	48,278

Diluted loss per share - continuing operations	$(0.01)	$(0.67)
Diluted earnings (loss) per share - discontinued operations	$(0.63)	$0.05
Diluted loss per share	$(0.64)	$(0.62)

Diluted loss per share from continuing operations was $0.01 and $0.67 for the years ended December 31, 2021 and 2020, respectively. The decrease in diluted loss per share was primarily driven by the non-cash impairment charges during 2020 and the gain on investment in the 2021 period, partially offset by the ROU asset impairment and higher depreciation expense in the 2021 period. Diluted loss per share was $0.64 and $0.62 for the years ended December 31, 2021 and 2020, respectively. Current year to date loss per share is primarily driven by the loss on discontinued operations. The prior year loss per share is primarily driven by the impairment charges.

Comparison of Years Ended December 31, 2020 and 2019

Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2020	2019
	(in thousands, except percentages)
Tech-focused:
Dice(1)	$82,190	$92,527	$(10,337)	(11.2)%
ClearanceJobs	28,977	24,745	4,232	17.1%
Total revenues	$111,167	$117,272	$(6,105)	(5.2)%

(1) Includes Dice and Career Events

We experienced a decrease in revenue of $6.1 million, or 5.2%. Revenue at Dice decreased by $10.3 million, or 11.2%, compared to the same period in 2019 due to the impact of the COVID-19 pandemic driving lower renewal rates year over year. Revenues for ClearanceJobs increased by $4.2 million, or 17.1%, as compared to the same period of 2019, driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Cost of revenues	$14,286	$13,533	$753	5.6%
Percentage of revenues	12.9%	11.5%

Cost of revenues increased by $0.8 million, or 5.6%, primarily driven by an increase in compensation related costs of $1.8 million, partially offset by higher capitalization of internal development costs of $1.0 million, which decreased operating expense. Together, this increased expense $0.8 million.

Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Product development	$14,887	$14,703	$184	1.3%
Percentage of revenues	13.4%	12.5%

Product development expenses increased $0.2 million or 1.3%, driven by increases in compensation related costs from higher wages. This was partially offset by higher capitalization of internal development costs, which decrease operating expense. Together, this increased expense $0.8 million. The higher capitalization of internal development costs resulted from the Company's continued focus on the design and development of product enhancements and features for the Company's sites. These increases were offset by a decrease in travel, software subscriptions, and other costs due to COVID-19 of $0.6 million.

Sales and Marketing Expenses

	Year Ended December 31,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Sales and marketing	$39,693	$42,702	$(3,009)	(7.0)%
Percentage of revenues	35.7%	36.4%

Sales and marketing expenses decreased $3.0 million, or 7.0%, from the same period in 2019. Sales and marketing had an increase in compensation related costs of $4.7 million. This increase was offset by $5.6 million in reduced discretionary marketing expenses realized from efficiencies in vendor selection and volumes and $2.1 million reduction in other operational costs due to the COVID-19 pandemic, including consulting and traveling costs.

General and Administrative Expenses

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
General and administrative	$26,625	$25,827	$798	3.1%
Percentage of revenues	24.0%	22.0%

General and administrative costs increased $0.8 million or 3.1%, primarily due to an increase in compensation costs of $1.0 million and non-cash stock based compensation costs of $0.6 million, partially offset by a decrease in other operational costs of $0.8 million, including recruiting, consulting, and travel costs.

Depreciation

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Depreciation	$10,259	$8,428	$1,831	21.7%
Percentage of revenues	9.2%	7.2%

Depreciation expense increased $1.8 million or 21.7%, from the same period in 2019, in connection with higher headcount driving higher capitalization of internal development costs, which are reflected as purchases of fixed assets in the consolidated statements of cash flows.

Impairment of intangible assets

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of intangible assets	$15,200	$—	$15,200	—%
Percentage of revenues	13.7%	—%

The Company has an indefinite-lived acquired intangible asset related to the Dice trademarks and brand name. During the first and third quarters of 2020, due to the impacts of the COVID-19 pandemic, the Company performed interim impairment analyses of the Dice trademarks and brand name. As a result of the analyses, the Company recorded impairment charges totaling $15.2 million during the three month periods ended March 31, 2020 and September 30, 2020. See also Note 10 of the notes to consolidated financial statements.

Impairment of goodwill

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of goodwill	$22,607	$—	$22,607	—%
Percentage of revenues	20.3%	—%

During the first and third quarters of 2020, due to the impacts of the COVID-19 pandemic, the Company performed interim impairment analyses of goodwill. As a result of the analyses, the Company recorded an impairment charge of $22.6 million during the three months ended September 30, 2020. See also Note 11 of the notes to consolidated financial statements.

Disposition Related and Other Costs

	Year Ended December 31,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Disposition related and other costs	$—	$1,414	$(1,414)	(100.0)%
Percentage of revenues	—%	1.2%

The disposition related and other costs of $1.4 million for the year ended December 31, 2019, as described in note 16 to consolidated financial statements, are primarily due to severance and related costs incurred in reorganizing the Tech-focused business.

Loss on sale of business

	Year Ended December 31,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Loss on sale of business	$—	$537	$(537)	(100.0)%
Percentage of revenues	—%	0.5%

Loss on sale of business for the year ended December 31, 2019 included a loss of $0.5 million on the 2018 sale of Hcareers due to the finalization of the working capital terms and related contingencies. See also note 6 to consolidated financial statements.

Operating Income (Loss)

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2020	2019
	(in thousands, except percentages)
Revenue	$111,167	$117,272	$(6,105)	(5.2)%
Operating income (loss)	$(32,390)	$10,128	$(42,518)	(419.8)%
Percentage of revenues	(29.1)%	8.6%

Operating loss for the year ended December 31, 2020 was $32.4 million, a negative margin of 29.1%, as compared to operating income of $10.1 million, a positive margin of 8.6%, for the same period in 2019. The decrease in operating income and percentage margin was primarily driven by the non-cash impairments of goodwill and intangible assets of $37.8 million in the 2020 period, partially offset by the decrease in disposition and related costs of $1.4 million in the 2019 period.

Interest Expense and Other

	Year Ended December 31,		Decrease	Percent Change
	2020	2019
	(in thousands, except percentages)
Interest expense	$831	$703	$128	18.2%
Percentage of revenues	0.7%	0.6%

Interest expense increased by $0.1 million, or 18.2%, from the same period in 2019. Interest expense increased $0.3 million, primarily due to the higher weighted-average debt outstanding during the year ended December 31, 2020 as the Company borrowed on its revolving credit facility in the first quarter of 2020 for liquidity protection during the COVID-19 pandemic. The increase in interest expense was partially offset by a $0.2 million gain recognized in the second quarter of 2020 on the sale of the Company's 20% interest in BioSpace.

Impairment of Investment

	Year Ended December 31,		Increase	Percent Change
	2020	2019
	(in thousands, except percentages)
Impairment of investment	$2,002	$—	$2,002	—%
Percentage of revenues	1.8%	—%

During the first quarter of 2020, due to the impacts from the COVID-19 pandemic, the Company determined the value of its 7.6% interest in a leading tech skills assessment company to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020.

Income Taxes

	Year Ended December 31,
	2020	2019
	(in thousands, except percentages)
Income (loss) before income taxes	$(35,223)	$9,425
Income tax expense (benefit)	(2,826)	2,794
Effective tax rate	8.0%	29.6%

A reconciliation between tax expense (benefit) at the federal statutory rate and the reported income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
	2020	2019
Federal statutory rate	$(7,397)	$1,979
Loss (gain) on sale of businesses or investments	(42)	84
Stock-based compensation	432	281
Nondeductible impairment	5,029	—
State tax expense (benefit), net of federal effect	(514)	405
Change in accrual for unrecognized tax benefits	(216)	209
Executive compensation	323	147
Research and development tax credits	(530)	(558)
Other	89	247
Income tax expense (benefit)	$(2,826)	$2,794

Our effective income tax rate was 8.0% and 29.6% for the years ended December 31, 2020 and 2019, respectively. The 2020 tax rate differed from the federal statutory rate primarily because of tax deficiencies in stock-based compensation; nondeductible impairment charges; state tax benefits; and tax credits for research and development. The 2019 tax rate differed from the federal statutory rate primarily because of tax deficiencies in stock-based compensation; state tax expense; and tax credits for research and development.

Earnings (Loss) per Share

	Year Ended December 31,
	2020	2019
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$(32,397)	$6,631
Income from discontinued operations, net of tax	2,382	5,920
Net income (loss)	(30,015)	12,551

Weighted-average shares outstanding-diluted	48,278	51,633

Diluted earnings (loss) per share - continuing operations	(0.67)	0.13
Diluted earnings per share - discontinued operations	0.05	0.11
Diluted earnings (loss) per share	(0.62)	0.24

Diluted earnings (loss) per share from continuing operations was $(0.67) and $0.13 for the years ended December 31, 2020 and 2019, respectively and diluted earnings (loss) per share was $(0.62) and $0.24 for the years ended December 31, 2020 and 2019, respectively. The loss per share for the 2020 period was primarily driven by the non-cash impairment charges.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP metrics used by management to measure operating performance. Management uses Adjusted EBITDA as a performance measure for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock based compensation, losses resulting from certain dispositions outside the ordinary course of business, certain writeoffs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, losses from equity method investments, transaction costs in connection with the credit agreement, deferred revenues written off in connection with acquisition purchase accounting adjustments, severance and retention costs related to dispositions and reorganizations of the Company, and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, including income from equity method investments, interest income, business interruption insurance proceeds, and any income or gain resulting from certain dispositions outside the ordinary course of business, and gains related to legal claims that are unusual in nature or infrequent.

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

Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Revenues. Prior to 2019, Adjusted EBITDA was divided by Adjusted Revenues, which represented Revenues less revenues of divested businesses. For the years ended December 31, 2021, 2020, and 2019, revenues of divested businesses was zero. Accordingly, Adjusted Revenues is no longer used in the computation. Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenue, net income, operating income, cash provided by operating activities, or any other performance measures derived in accordance with GAAP as a measure of our profitability or liquidity.

A reconciliation of Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019 follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$(29,742)	$(30,015)	$12,551
Interest expense	748	1,031	703
Income tax expense (benefit)	(629)	(2,826)	2,794
Depreciation	16,344	10,259	8,428
Non-cash stock based compensation	7,681	5,764	5,145
Loss on sale of business	—	—	537
Income from equity method investment	(190)	—	—
Disposition related and other costs	—	—	1,414
Impairment of intangible assets	—	15,200	—
Impairment of goodwill	—	22,607	—
Impairment of investment	—	2,002	—
Impairment of right-of-use asset	1,919	—	—
Gain on investments	(1,198)	(200)	—
Legal contingencies and related fees	—	—	123
Severance and related costs	1,969	1,194	—
Loss (income) on discontinued operations, net of tax	29,340	(2,382)	(5,920)
Other	(80)	—	1
Adjusted EBITDA	$26,162	$22,634	$25,776

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$28,581	$18,683	$22,923
Interest expense	748	1,031	703
Amortization of deferred financing costs	(147)	(147)	(147)
Income tax expense (benefit)	(629)	(2,826)	2,794
Deferred income taxes	569	2,918	(2,493)
Change in accrual for unrecognized tax benefits	156	446	(107)
Change in accounts receivable	1,102	(859)	(1,694)
Change in deferred revenue	(10,075)	8,193	4,583
Disposition related and other costs	—	—	1,414
Legal contingencies and related fees	—	—	123
Discontinued operations results	(3,593)	(7,290)	(9,083)
Severance and related costs	1,969	1,194	—
Changes in working capital and other	7,481	1,291	6,760
Adjusted EBITDA	$26,162	$22,634	$25,776

A reconciliation of Adjusted EBITDA Margin for the years ended December 31, 2021, 2020 and 2019 follows (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
Revenues	$119,903	$111,167	$117,272
Adjusted EBITDA	$26,162	$22,634	$25,776
Adjusted EBITDA Margin	22%	20%	22%

Cash Flows

We have summarized our cash flows for the years ended December 31, 2021, 2020 and 2019 as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash from operating activities	$28,581	$18,683	$22,923
Cash used in investing activities	(19,304)	(15,904)	(11,505)
Cash used in financing activities	(15,387)	(542)	(12,423)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At December 31, 2021, we had cash of $1.5 million compared to $4.5 million at December 31, 2020.

Liquidity

Our principal internal sources of liquidity are cash on hand, as well as the cash flow that we generate from our operations. In addition, we had $67.0 million in borrowing capacity under our $90.0 million Credit Agreement at December 31, 2021, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash and cash equivalents, cash generated from operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the revolving credit facility may refuse or be unable to satisfy their commitment to lend to us or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Comparison of Years Ended December 31, 2021 and 2020

Operating Activities

Net cash flows from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, changes in deferred tax assets and liabilities, stock based compensation, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $28.6 million and $18.7 million for the years ended December 31, 2021 and 2020, respectively, an increase of $9.9 million. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the year ended December 31, 2021 increased primarily due to strong billings to and collections from customers.

Investing Activities

During the year ended December 31, 2021, cash used in investing activities was $19.3 million compared to $15.9 million of cash used in investing activities during the year ended December 31, 2020. Cash used in investing activities during the year ended December 31, 2021 increased from the comparable 2020 period due to cash transferred to the eFC business and cash paid for investment, partially offset by lower internal development costs, primarily driven by lower headcount and development activities dedicated to the transfer of the eFC business, partially offset by higher proceeds from sale of investments.

Financing Activities

Cash used in financing activities during the year ended December 31, 2021 was $15.4 million primarily due to $3.0 million of net borrowings on long-term debt and $18.4 million of repurchases of common stock. Cash used during the year ended December 31, 2020 was $0.5 million primarily due to $10.0 million of net borrowings on long-term debt and $10.5 million of repurchases of common stock.

Comparison of Years Ended December 31, 2020 and 2019

Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, changes in deferred tax assets and liabilities, stock based compensation, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $18.7 million and $22.9 million for the years ended December 31, 2020 and 2019, respectively, a decrease of $4.2 million. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of billings and cash collection from our customers. Cash provided by operating activities during the year ended December 31, 2020 decreased primarily due to lower billings to customers resulting from the COVID-19 pandemic, partially offset by cost savings implemented by the Company in response to the COVID-19 pandemic.

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

Financings and Capital Requirements

Credit Agreement

We have a $90 million revolving credit facility, which matures November 2023, with $23 million of borrowings on the facility at December 31, 2021, leaving $67 million available for future borrowings. Borrowings under the Credit Agreement bear interest, payable at least quarterly, at the Company’s option, at a London Interbank Offered Rate ("LIBOR") rate or a base rate, plus a margin. Assuming an interest rate of 1.88% (the rate in effect on December 31, 2021) on our current borrowings, interest payments are expected to be $0.4 million per year in 2022-2023. The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2021, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 12 in the notes to consolidated financial statements and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to eight years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of December 31, the value of our obligations under operating leases was $6.9 million. See note 7 to consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of December 31, 2021, we recorded approximately $0.8 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2021 are $0.8 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next twelve months.

The Company's Board of Directors approved a stock repurchase program that permits the Company to repurchase its common stock. During the year ended December 31, 2021, the Company repurchased 3.9 million shares for $15.3 million. As of December 31, 2021, the value of shares available to be purchased under the current plan was $5.8 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See note 14 of notes to consolidated financial statements for further information.

We anticipate capital expenditures in 2022 to be approximately $16 million to $19 million. The increase over prior periods is due to the additional investments in the development of new products and features. We intend to use operating cash flows to fund capital expenditures.

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

Foreign Exchange Risk

Prior to June 30, 2021, we conducted business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers ("eFC") name. Subsequent to June 30, 2021, our operations are conducted within the United States. As a result, our current operations are not subject to foreign exchange risk.

The Company's investment in eFC, as described in note 8 to consolidated financial statements, which is recorded under the equity method of accounting, subjects the Company to foreign exchange risk because the functional currency of eFC is the British Pound Sterling. Accordingly, the Company must translate its share of eFC's net income into United States dollars. The Company's share of eFC's net income is not expected to be significant.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of December 31, 2021, we had outstanding borrowings of $23.0 million under our Credit Agreement. If interest rates were to rise by 1.0%, annual interest expense on our current borrowings would increase by approximately $0.2 million.

LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms will cause LIBOR to cease to exist and will cause the establishment of an alternative reference rate(s). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. The Company intends to continue monitoring the developments with respect to the planned phasing out of the USD LIBOR tenors used by the Company, which is currently planned for June 30, 2023. The Company is working with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR. See Item 1A - Risk Factors – Cessation of London Inter-bank Offered Rate (“LIBOR”) and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect us.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of DHI Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DHI Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Discontinued Operations - Transfer of majority interest in eFinancialCareers– Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
On June 30, 2021, the Company transferred majority ownership and control of its eFinancialCareers business (“eFC”) to eFC management, while retaining a 40% common share interest (the “eFC Transaction”). As a result, eFC was deconsolidated as of June 30, 2021 and is reflected as a discontinued operation.
The deconsolidation and related evaluation of the loss of control required significant accounting judgments. This required a high degree of auditor judgment and increased level of effort when performing audit procedures to evaluate the reasonableness of management’s judgments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the deconsolidation of eFC included the following, among others:
•We tested the effectiveness of controls over the accounting and reporting for significant non-recurring transactions, which included the deconsolidation of eFC.
•With the assistance of firm specialists having expertise in consolidation accounting, we evaluated management’s accounting judgments related to the deconsolidation of eFC.
•We evaluated the presentation and disclosure of the eFC Transaction in the financial statements.

Goodwill – Refer to Notes 2, 4 and 11 to the financial statements
Critical Audit Matter Description
The Company determines whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. If the fair value of the reporting unit is less than its carrying amount, an impairment charge is recorded for the amount the carrying value exceeds the fair value. Fair values are determined by using a combination of a discounted cash flow methodology and a market comparable method. Determining the fair value of a reporting unit is judgmental in nature and requires the use of estimates and key assumptions, particularly assumed discount rates and projections of future operating results, such as forecasted revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) margins. Changes in these assumptions could have a significant impact on the determination of fair value.
On June 30, 2021, the Company transferred a majority interest of eFC, which was part of the Tech-focused reporting unit, to eFC management. In order to account for the eFC Transaction and allocate the reporting unit goodwill, the Company performed an interim valuation analysis to determine the fair value of eFC and the continuing business as of June 30, 2021. The Company allocated $5.3 million and $128.1 million of goodwill to eFC and the continuing business, respectively, using a relative fair value approach.
Given the significant judgments made by management to determine the relative fair value of, and goodwill allocated to, eFC and the continuing business, performing auditing procedures to evaluate the reasonableness of management’s judgments regarding the business and valuation assumptions utilized in the valuation models, particularly the forecasts of future revenue and EBITDA margins and the selection of the discount rates, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA margins and selection of the discount rates used by management to estimate the fair value of eFC and the continuing business included the following, among others:
•We tested the effectiveness of controls over management’s determination of the fair value of eFC and the continuing business, including controls related to management’s forecasts of future revenues and EBITDA margins and selection of the discount rates.
•We tested the allocation of goodwill to eFC and the continuing business based on the weighting of the relative fair value.
•We evaluated the reasonableness of management’s forecasts of future revenues and EBITDA margins by comparing the forecasts with:
◦Historical revenues and EBITDA margins and forecasted information in industry reports.
◦Internal communications to management and the Board of Directors.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) valuation assumptions, including the discount rates, by:
◦Testing the source information underlying the determination of the assumption and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the assumptions selected by management.

/s/ Deloitte & Touche LLP
Des Moines, Iowa
February 11, 2022
We have served as the Company's auditor since 2005.

DHI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020                                             (in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,540	$4,542
Accounts receivable, net of allowance for doubtful accounts of $733 and $1,001	18,385	16,134
Income taxes receivable	354	533
Prepaid and other current assets	4,177	4,101
Current assets of discontinued operations	—	8,175
Total current assets	24,456	33,485
Fixed assets, net	20,581	23,033
Capitalized contract costs	9,131	6,189
Operating lease right-of-use assets	6,888	10,804
Investments	3,769	—
Investments, at fair value	3,000	—
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	1,853	1,378
Non-current assets of discontinued operations	—	14,198
Total assets	$221,578	$240,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,859	$15,308
Deferred revenue	45,217	35,547
Operating lease liabilities	2,388	2,075
Current liabilities of discontinued operations	—	12,455
Total current liabilities	63,464	65,385
Deferred revenue	929	1,035
Operating lease liabilities	6,982	9,371
Long-term debt, net	22,730	19,583
Deferred income taxes	9,315	9,765
Accrual for unrecognized tax benefits	785	941
Other long-term liabilities	1,011	2,049
Non-current liabilities of discontinued operations	—	5,288
Total liabilities	105,216	113,417
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued 73,584 and 71,233 shares, respectively; outstanding: 48,756 and 51,220 shares, respectively	738	714
Additional paid-in capital	241,854	233,554
Accumulated other comprehensive loss	(61)	(28,519)
Accumulated earnings	24,229	53,971
Treasury stock, 24,828 and 20,013 shares, respectively	(150,398)	(132,150)
Total stockholders’ equity	116,362	127,570
Total liabilities and stockholders’ equity	$221,578	$240,987
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2021, 2020 and 2019
(in thousands, except per share amounts)

	For the year ended December 31,
	2021	2020	2019
Revenues	$119,903	$111,167	$117,272
Operating expenses:
Cost of revenues	15,088	14,286	13,533
Product development	16,020	14,887	14,703
Sales and marketing	43,701	39,693	42,702
General and administrative	28,583	26,625	25,827
Depreciation	16,344	10,259	8,428
Impairment of intangible assets	—	15,200	—
Impairment of goodwill	—	22,607	—
Impairment of right-of-use asset	1,919	—	—
Disposition related and other costs (Note 16)	—	—	1,414
Total operating expenses	121,655	143,557	106,607
Loss on sale of business (Note 6)	—	—	(537)
Operating income (loss)	(1,752)	(32,390)	10,128
Income from equity method investment	190	—	—
Interest expense and other	(667)	(831)	(703)
Impairment of investment	—	(2,002)	—
Gain on investment	1,198	—	—
Income (loss) before income taxes	(1,031)	(35,223)	9,425
Income tax expense (benefit)	(629)	(2,826)	2,794
Income (loss) from continuing operations	(402)	(32,397)	6,631
Income (loss) from discontinued operations, net of tax	(29,340)	2,382	5,920
Net income (loss)	$(29,742)	$(30,015)	$12,551

Basic earnings (loss) per share - continuing operations	$(0.01)	$(0.67)	$0.14
Diluted earnings (loss) per share - continuing operations	$(0.01)	$(0.67)	$0.13

Basic earnings (loss) per share - discontinued operations	$(0.63)	$0.05	$0.12
Diluted earnings (loss) per share - discontinued operations	$(0.63)	$0.05	$0.11

Basic earnings (loss) per share	$(0.64)	$(0.62)	$0.26
Diluted earnings (loss) per share	$(0.64)	$(0.62)	$0.24

Weighted-average basic shares outstanding	46,333	48,278	48,739
Weighted-average diluted shares outstanding	46,333	48,278	51,633

See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2021, 2020 and 2019
(in thousands)

	For the year ended December 31,
	2021	2020	2019
Net income (loss)	$(29,742)	$(30,015)	$12,551

Other comprehensive income (loss):
Foreign currency translation adjustment	395	729	1,988
Cumulative translation adjustments reclassified to the Statements of Operations	28,063	—	—
Total other comprehensive income (loss)	28,458	729	1,988
Comprehensive income (loss)	$(1,284)	$(29,286)	$14,539
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2021, 2020, and 2019 (in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at January 1, 2019	—	$—	87,522	$876	$383,123	34,126	$(278,843)	$71,435	$(31,236)	$145,355
Net income								12,551		12,551
Other comprehensive income									1,988	1,988
Stock based compensation					5,704					5,704
Restricted stock issued			2,258	23						23
Restricted stock forfeited or withheld to satisfy tax obligations			(560)	(5)		616	(1,904)			(1,909)
Performance-based restricted stock units eligible to vest			449	4						4
Performance-based restricted stock units forfeited			(160)	(2)						(2)
Retirement of treasury stock (Note 14)			(20,000)	(200)	(161,600)	(20,000)	161,800			—
Purchase of treasury stock under stock repurchase plan						849	(2,519)			(2,519)
Balance at December 31, 2019	—	—	69,509	696	227,227	15,591	(121,466)	83,986	(29,248)	161,195
Net loss								(30,015)		(30,015)
Other comprehensive income									729	729
Stock based compensation					6,327					6,327
Restricted stock issued			2,173	22						22
Purchase of treasury stock related to vested restricted and performance stock units			(430)	(4)		874	(2,248)			(2,252)
Performance-based restricted stock units forfeited			(19)	—						—
Purchase of treasury stock under stock repurchase plan						3,548	(8,436)			(8,436)
Balance at December 31, 2020	—	—	71,233	714	233,554	20,013	(132,150)	53,971	(28,519)	127,570
Net loss								(29,742)		(29,742)
Other comprehensive income									395	395
Cumulative translation adjustments reclassified to the Statements of Operations									28,063	28,063
Stock based compensation					8,303					8,303
Restricted stock issued			2,267	23	(5)					18
Performance-based restricted stock units eligible to vest			813	8						8
Restricted stock forfeited or withheld to satisfy tax obligations			(685)	(7)	2	666	(2,073)			(2,078)
Performance based restricted stock forfeited or withheld to satisfy tax obligations			(44)	—		244	(907)			(907)
Purchase of treasury stock under stock repurchase plan						3,905	(15,268)			(15,268)
Balance at December 31, 2021	—	$—	73,584	$738	$241,854	24,828	$(150,398)	$24,229	$(61)	$116,362

See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2021, 2020 and 2019
(in thousands)

	For the year ended December 31,
	2021	2020	2019
Cash flows from (used in) operating activities:
Net income (loss)	$(29,742)	$(30,015)	$12,551
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	17,118	12,019	9,743
Deferred income taxes	(569)	(2,918)	2,493
Amortization of deferred financing costs	147	147	147
Stock based compensation	8,303	6,327	5,704
Impairment of intangible assets	—	15,200	—
Impairment of goodwill	—	23,626	—
Impairment of right-of-use asset	1,919	—	—
Impairment of investment	—	2,002	—
Change in accrual for unrecognized tax benefits	(156)	(446)	107
Income from equity method investment	(190)	—	—
Gain on sale of investment	(1,198)	(200)	—
Loss on sale of businesses	—	—	537
Loss on disposition of discontinued operations	30,203	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,102)	859	1,694
Prepaid expenses and other assets	(1,032)	(1,405)	(904)
Capitalized contract costs	(2,990)	(175)	453
Accounts payable and accrued expenses	(1,520)	139	(5,621)
Income taxes receivable/payable	261	480	(338)
Deferred revenue	10,075	(8,193)	(4,583)
Other, net	(946)	1,236	940
Net cash flows from operating activities	28,581	18,683	22,923
Cash flows from (used in) investing activities:
Cash transferred with discontinued operations	(3,195)	—	—
Cash received from sale of business, net	—	—	2,683
Cash paid for investment	(3,000)	—	—
Cash received from sale of investments	1,198	200	—
Purchases of fixed assets	(14,307)	(16,104)	(14,188)
Net cash flows used in investing activities	(19,304)	(15,904)	(11,505)
Cash flows from (used in) financing activities:
Payments on long-term debt	(11,000)	(26,444)	(28,000)
Proceeds from long-term debt	14,000	36,444	20,000
Payments under stock repurchase plan	(15,409)	(8,294)	(2,519)
Purchase of treasury stock related to vested restricted and performance stock units	(2,978)	(2,248)	(1,904)
Net cash flows used in financing activities	(15,387)	(542)	(12,423)
Effect of exchange rate changes	10	22	(86)
Net change in cash and cash equivalents for the period	(6,100)	2,259	(1,091)
Cash and cash equivalents, beginning of period	7,640	5,381	6,472
Cash and cash equivalents, end of period	$1,540	$7,640	$5,381
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

DHI Group, Inc. (“DHI” or the “Company”), a Delaware corporation, was incorporated on June 28, 2005. DHI is a leading provider of data, insights and employment connections through its specialized services for technology professionals and other select online communities. Its mission is to empower tech professionals and organizations to compete and win through expert insights and relevant employment connections. Employers and recruiters use its websites and services to source, hire and connect with the most qualified and highly-skilled tech professionals, while professionals use its websites and services to find ideal employment opportunities, relevant job advice and tailored career-related data. For over 30 years, through its predecessor companies, the Company was built on providing employers and professionals with career connections, news, tools and information.

On June 30, 2021, the Company transferred majority ownership and control of its eFinancialCareers ("eFC") business to eFC's management, while retaining a 40% common share interest. The eFC business was significant to the Company and the transfer was considered to be a strategic shift from the financial services industry and from the geographies eFC serves that had a major effect on the Company's operations. As a result, the eFC business was deconsolidated from the Company's consolidated financial statements as of June 30, 2021 and is reflected as a discontinued operation in the Consolidated Balance Sheets and the Consolidated Statements of Operations for all periods presented. The historical Consolidated Statements of Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows have not been revised to reflect the effects of the transfer of control of eFC. For further information on discontinued operations, see Note 4, “Discontinued Operations.” Unless noted otherwise, discussion in the notes to the consolidated financial statements pertain to continuing operations.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of DHI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in companies that are not consolidated are included in the Company's consolidated financial statements as described in notes 4 and 8 to the consolidated financial statements.

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

Recruitment packages. Recruitment package revenues are derived from the sale to recruiters and employers of a combination of job postings and/or access to candidate profiles on Dice and ClearanceJobs. Certain of the Company’s arrangements include multiple performance obligations, which primarily consists of the ability to post jobs and access to candidate profiles. The Company determines the units of accounting for multiple performance obligations in accordance with Topic 606. Specifically, the Company considers a performance obligation as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to candidate profiles are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition because delivery of the two services occurs over the same time period.

Advertising revenue. Advertising revenue is recognized over the period in which the advertisements are displayed on the websites or at the time a promotional e-mail is sent out to the audience.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classified revenue. Classified job posting revenues are derived from the sale of job postings to recruiters and employers. A job posting is the ability to list a job on the website for a specified time period. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.

Career fair and recruitment event booth rentals. Career fair and recruitment event revenues, both live and virtual, are derived from renting booth space to recruiters and employers. Revenue from these sales are recognized when the career fair or recruitment event is held.

Concentration of Credit Risk—Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. The Company believes it is not exposed to any significant credit risk.

The Company performs credit evaluations of its customers’ financial condition as needed and does not require collateral on accounts receivable. No single customer represents 10% or more of revenues for the years ended December 31, 2021, 2020 and 2019.

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Statements of Cash Flows—All bank deposits are considered cash and cash equivalents.

The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2021	2020	2019
Supplemental cash flow information:
Interest paid	$825	$1,100	$639
Taxes paid	393	457	1,506
Non-cash investing and financing activities:
Capital expenditures on fixed assets included in accounts payable and accrued expenses	144	110	140
Share repurchases included in accounts payable and accrued expenses	—	141	—

Fixed Assets—Depreciation of equipment, furniture and fixtures, computer software and capitalized website development costs are provided under the straight-line method over estimated useful lives ranging from two to five years. Amortization of leasehold improvements is provided over the shorter of the term of the related lease or the estimated useful life of the improvement. The cost of additions and improvements is capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

Capitalized Software Costs—Capitalized software costs consist of costs to purchase and develop software for internal use. The Company capitalizes incurred software development costs in accordance with the Internal Use Software subtopic of the FASB ASC. Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company’s use and software developed by a vendor for the Company’s proprietary use have been capitalized. These costs are amortized over the software’s estimated useful life, which generally approximates two years.

Website Development Costs—The Company capitalizes certain costs incurred in designing, developing, testing and implementing enhancements to its websites. These costs are amortized over the enhancement’s estimated useful life, which generally approximates two years. Costs related to the planning and post implementation phases of website development efforts are expensed as incurred.

Capitalized Contract Costs—The Company capitalizes certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. For costs incurred to obtain new business sales contracts, the Company capitalizes and expenses these costs over an average customer life, which was approximately two years as of December 31, 2021. For the remaining

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sales contracts, the Company capitalizes and expenses these costs over a weighted average contract term, which was approximately one year as of December 31, 2021. See note 5 for additional disclosures.

Leases—We determine if an arrangement is a lease at inception. The Company primarily has operating leases for corporate office space and certain equipment. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. When readily available, the Company uses the implicit rate in determining the present value of the lease payments. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement of the lease, including the lease term. Because the implicit rate in each lease is not available, the Company used its incremental borrowing rate to determine the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Variable components of the lease payments, such as utilities and maintenance, are expensed as incurred and are not included in determining the present value. Operating lease expense is recognized on a straight-
line basis over the lease term.

Equity Method Investment—The Company has a 40% non-controlling common share interest in the eFC and Rigzone businesses as the Company does not have the ability to direct the activities of the businesses that most significantly impact their economic performance. The 40% common share interest is being accounted for under the equity method of accounting as the Company does have the ability to exercise significant influence over the businesses. The recorded value is adjusted based on the Company's proportionate share of the businesses net income and is recorded three months in arrears. See note 8 for additional disclosures.

Goodwill and Indefinite-Lived Acquired Intangible Assets—Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Company performs a test for impairment of goodwill and indefinite-lived intangible assets annually on October 1, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded asset is impaired. The impairment review process for goodwill compares the fair value of the reporting unit in which goodwill resides to its carrying value. The impairment review process for indefinite-lived intangible assets compares the fair value of the assets to their carrying value. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units or the intangible asset. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or indefinite-lived intangible assets. See Notes 10 and 11 for discussion of impairment charges.

Foreign Currency Translation—For the Company’s foreign operations, which entirely related to eFC prior to June 30, 2021, whose functional currency is not the U.S. dollar, the assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as Other Comprehensive Income (Loss). Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. Translation adjustments subsequent to June 30, 2021 relate to the Company's equity method investment in eFC.

Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2021, 2020 and 2019 was $12.5 million, $10.9 million and $17.0 million, respectively.

Income Taxes—The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are stock-based compensation, amortization and impairment of intangible assets, depreciation of fixed assets, and capitalized contract costs.

Stock-Based Compensation—The Company has a plan to grant equity awards to certain employees and directors of the Company and its subsidiaries. See Note 17 for additional disclosures.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The Company’s

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long-term debt consists of borrowings under its credit facility. Investments consist of promissory notes and common share ownership interests in businesses. See Notes 3 and 12 for additional disclosures.

Risks and Uncertainties—The Company is subject to the risks, expenses and uncertainties frequently encountered by companies in the rapidly evolving markets for online products and services. These risks include the failure to develop and extend the Company’s web sites and brands, the rejection of the Company’s services by consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its web sites, as well as other risks and uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. DHI’s significant estimates include the useful lives and valuation of fixed assets and intangible assets, goodwill, lease right-of-use assets, income taxes, and the assumptions used to value the Performance-Based Restricted Stock Units (“PSUs”) of the Company.

Earnings per Share—The Company follows the Earnings Per Share topic of the FASB ASC in computing earnings per share (“EPS”). Basic EPS is calculated by dividing income from continuing operations, income from discontinued operations, and net income by the weighted average number of shares outstanding. When the effects are dilutive, diluted earnings per share is calculated using the weighted average number of shares outstanding, and the dilutive effect of stock-based compensation awards as determined under the treasury stock method. Certain stock awards were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. See Note 20 for additional disclosures.

New Accounting Pronouncements— In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current "incurred loss" model with an "expected loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of a financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2022 for Smaller Reporting Companies. The Company is evaluating the expected impact of this standard on its consolidated financial statements.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. Investments, current, are carried at fair value using values available on a public exchange based on a Level 1 input. Investments, non-current that are carried at fair value use a discounted cash flow technique based on the probability of one or more possible outcomes, based on Level 3 inputs, which inputs and fair value did not change during the year ended December 31, 2021. The fair value of long-term debt was estimated using present value techniques and market based interest rates and credit spreads. The estimated fair value of long-term debt is based on Level 2 inputs.

Certain assets and liabilities are measured at fair value on a non-recurring basis. These assets include equity investments, operating lease right-of-use assets, and goodwill and intangible assets which resulted from prior acquisitions. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable. Such instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

On June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest. The Company valued its 40% interest in eFC utilizing a combination of a discounted cash flow and a market approach. The discounted cash flow included declining revenues for the years ending December 31, 2021 and 2022 as compared to the year ended December 31, 2020 and then increasing moderately. The discounted cash flow also included operating margin declines for the year ending December 31, 2022 compared to the year ending December 31, 2021 and then increasing moderately. The Company utilized a discount rate of 19.0%. The market approach included the analysis of data from transactions on guideline companies and applied multiples of those transactions to eFC's results

Impairment—The Company performs annual impairment tests for goodwill and the Dice trademarks and brand name as of October 1 of each year or more frequently if indicators of potential impairment exist. See notes 10 and 11 for additional disclosures. The Company evaluates the carrying value of equity investments at each reporting period as described in note 8.

4.    DISCONTINUED OPERATIONS

As further described in Note 1, on June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest. As a result, we have reflected eFC's financial results as discontinued operations in the consolidated balance sheets and the consolidated statements of operations for all periods presented.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities classified as discontinued operations on the consolidated balance sheets were as follows (in thousands):

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of discontinued operations on the consolidated statements of operations were as follows (in thousands):

	For the year ended December 31,
	2021	2020	2019
Revenues	$12,130	$25,711	$32,098
Operating expenses	(10,821)	(22,926)	(25,201)
Operating income	1,309	2,785	6,897
Loss on disposition of discontinued operations(1)	(30,203)	—	—
Other income	1	4	2
Income (loss) before income taxes	(28,893)	2,789	6,899
Income tax expense	447	407	979
Net income (loss)	$(29,340)	$2,382	$5,920

(1) The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the six month period ended June 30, 2021.

Depreciation, fixed asset purchases and other significant non-cash items related to discontinued operations were as follows (in thousands):

	For the year ended December 31,
	2021	2020	2019
Depreciation	$774	$1,760	$1,315
Purchases of fixed assets	$447	$225	$2,052

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$804	$1,520	$1,469

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

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Dice (1)	$86,257	$82,190	$92,527
ClearanceJobs	33,646	28,977	24,745
Total	$119,903	$111,167	$117,272

(1) Includes Dice U.S. and Career Events.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of December 31, 2021	As of December 31, 2020
Receivables	$18,385	$16,134
Short-term contract liabilities (deferred revenue)	45,217	35,547
Long-term contract liabilities (deferred revenue)	929	1,035

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

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$35,692	$42,309	$45,511

Transaction price allocated to the remaining performance obligations

Under the guidance of Topic 606, the following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	2022	2023	2024	Total
Tech-focused	$45,217	$830	$99	$46,146

6.   SALE OF BUSINESSES

The Company sold the Hcareers business on May 22, 2018. During the second quarter of 2019, the related escrow of $1.7 million and working capital terms and contingencies were finalized. This resulted in the Company recording an additional loss on sale of $0.5 million and receiving cash of $0.7 million from the escrow and $0.2 million from working capital.
The Company sold the RigLogix portion of the Rigzone business on February 20, 2018. In the first quarter of 2019, the related escrow of $0.4 million was released to the Company.

The Company sold the Health eCareers business on December 4, 2017. In the second quarter of 2019, the related escrow of $1.5 million was released to the Company.

7. LEASES

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to eight years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease cost were as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost*	$2,277	$2,551	$2,785
Sublease income	(543)	(1,018)	(1,322)
Total lease cost	$1,734	$1,533	$1,463

*Includes short-term and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,299	$4,315	$4,632

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$292	$7,434

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease right-of-use assets	$6,888	$10,804

Operating lease liabilities - current	2,388	2,075
Operating lease liabilities - non-current	6,982	9,371
Total operating lease liabilities	$9,370	$11,446

Weighted average remaining lease term
Operating leases	3.6 years	4.6 years

Weighted average discount rate
Operating leases	3.8%	3.9%

The Company reviews its ROU assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. During the year ended December 31, 2021, due to the continuing impacts of COVID-19 on the real estate markets and its impact on the future cash flows attributable to its ROU assets, the Company recorded an impairment charge of $1.9 million. No impairment was recorded during the years ended December 31, 2020 and 2019.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, future operating lease payments were as follows: (in thousands):

Operating Leases

2022	$2,703
2023	2,451
2024	1,965
2025	1,946
2026	992
Thereafter	82

Total lease payments	10,139
Less imputed interest	(769)
Total	$9,370

As of December 31, 2021, the Company has no additional operating or finance leases that have not yet commenced. No leases include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any lease agreements with related parties.
8. INVESTMENTS

Investments, Current, at Fair Value

Through its predecessor companies, the Company owned a minority interest representing less than 1% of the common stock of a technology company that completed an initial public offering ("IPO") and became publicly traded during the first quarter of 2021. Prior to the IPO, the Company had elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of December 31, 2020, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at its original cost, less impairments, which resulted in a carrying value of zero as of December 31, 2020. The investment was accounted for as an equity security, with realized and unrealized gains and losses included in earnings. During the third quarter of 2021, the investment was sold for $1.2 million. Accordingly, the recorded value as of December 31, 2021 was zero. A realized gain of $1.2 million has been recorded for the year ended December 31, 2021.

Investments, Non-current, at Fair Value

During the third quarter of 2021, the Company invested $3.0 million through a subordinated convertible promissory note (the "Note") of $3.0 million with a values-based career destination company that allows the next generation workforce to search for jobs at companies whose people, perks and values align with their unique professional needs. The Note earns interest at 6.00% and matures at the earlier of a Qualified Financing, as described in the Note, or settled in cash on or after August 20, 2022, at the option of the Company. Upon a Qualified Financing, the Company will convert its investment into shares of preferred stock at 80% of the per share value in the Qualified Financing. The investment is recorded as a trading security at fair value with realized and unrealized gains and losses included in earnings. The Note is recorded at $3.0 million as of December 31, 2021 and there was no gain or loss included in earnings during the year ended December 31, 2021.

Investments, Non-current

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership and control of the Rigzone business to Rigzone management, while retaining a 40% common share interest. The Company has evaluated the 40% common share interest in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment is recorded at zero at December 31, 2021.
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

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated the 40% common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC is amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. The amortization was not material for the year ended December 31, 2021. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. During the fourth quarter of 2021, the Company recorded $0.2 million of income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference.

At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. As of December 31, 2019 it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment was carried at its original cost of $2.0 million and was included in the other assets section of the consolidated balance sheets. During the three months ended March 31, 2020, based on the investment's historical cash burn rate, uncertainty of its ability to meet revenue and cash flow projections, current liquidity position, lack of access to additional capital, and impacts from the COVID-19 pandemic, the Company determined the value to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020. As of December 31, 2021, there have been no additional shares issued that were similar to the Company's share rights and the investment is recorded at zero as of December 31, 2021.

On January 31, 2018, the Company transferred a majority ownership of the BioSpace business to BioSpace management, while retaining a 20% preferred share interest in the BioSpace business. During the second quarter of 2020, the Company sold its 20% interest in BioSpace to BioSpace management for $0.2 million. At the time of sale, the recorded value of the investment was zero. Accordingly, the Company recognized a $0.2 million gain on sale, which was included in interest expense and other on the consolidated statements of operations.

9.    FIXED ASSETS, NET

Fixed assets, net consist of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Computer equipment and software	$4,654	$4,680
Furniture and fixtures	2,446	2,227
Leasehold improvements	1,817	1,817
Capitalized development costs	51,245	44,332
	60,162	53,056
Less: Accumulated depreciation and amortization	(39,581)	(30,023)
Fixed assets, net	$20,581	$23,033

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    ACQUIRED INTANGIBLE ASSETS, NET

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

As of December 31, 2021 and 2020, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. During the first and third quarters of 2020, because of the initial impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows that are attributable to the Dice trademarks and brand name, the Company recorded an impairment charge of $7.2 million and $8.0 million, respectively. No impairment was recorded during the years ended December 31, 2021 and 2019.

The projections utilized in the October 1, 2021 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2021 analysis included operating margins during the year ending December 31, 2021 that approximate operating margins for the year ended December 31, 2020 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. The Company's operating results attributable to the Dice trademarks and brand name through December 31, 2021 and projections of future results have met or exceeded those included in the projections utilized in the October 1, 2021 analysis. In the October 1, 2021 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0% based on comparable industry studies and a discount rate of 12.5%.

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

11.    GOODWILL

The following table shows the carrying amount of goodwill as of December 31, 2021 and 2020, and the changes in goodwill for the years then ended (in thousands):

Goodwill at January 1, 2020	$150,707
Impairment	(22,607)
Goodwill at December 31, 2020	$128,100
Activity during 2021	—
Goodwill at December 31, 2021	$128,100

Accumulated impairment losses at December 31, 2021 and 2020 was $22.6 million.

Goodwill as of December 31, 2021 and 2020, which was allocated to the Tech-focused reporting unit, was $128.1 million. There were no changes to goodwill during the year ended December 31, 2021.

During the third quarter 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the reporting unit, the Company recorded an impairment charge of $22.6 million. On June 30, 2021, the

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company transferred a majority interest of its eFC business, which was part of the Tech-focused reporting unit, to management. As a result, the Company performed an interim impairment analysis of goodwill. The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. The results of the impairment tests indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of June 30, 2021 and October 1, 2021.

Results for the Tech-focused reporting unit for the fourth quarter of 2021 and estimated future results as of December 31, 2021 have exceeded the projections used in the October 1, 2021 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of December 31, 2021. Therefore, no quantitative impairment test was performed as of December 31, 2021. No impairment was recorded during the years ended December 31, 2021 and 2019.

The projections utilized in the October 1, 2021 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2021 analysis included operating margins during the year ending December 31, 2021 that approximate operating margins for the year ended December 31, 2020 and then increasing modestly. If future cash flows that are attributable to the Tech-focused reporting unit are not achieved, the Company could realize an impairment in a future period.

The discount rate applied for the Tech-focused reporting unit in the October 1, 2021 analysis was 11.5%. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, uncertainty related to COVID-19, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

12.    INDEBTEDNESS

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The facility may be prepaid at any time without penalty. Interest expense on long-term debt for the years ended December 31, 2021, 2020, and 2019 was $0.8 million, $1.1 million, and $0.9 million, respectively.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2021, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by two of the Company’s U.S. based wholly-owned subsidiaries, and secured by substantially all of the assets of the Borrowers and the guarantors.

The amounts borrowed as of December 31, 2021 and 2020 are as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Amounts borrowed:
Revolving credit facility	$23,000	$20,000
Less: deferred financing costs, net of accumulated amortization of $467 and $319	(270)	(417)
Total borrowed	$22,730	$19,583

Available to be borrowed under revolving facility	$67,000	$70,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	2.00%
Actual interest rates	1.88%	2.19%

Commitment Fee	0.30%	0.35%

There are no scheduled payments until maturity of the Credit Agreement in November 2023.

13.    COMMITMENTS AND CONTINGENCIES

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

Tax Contingencies

The Company operates in a number of tax jurisdictions and is routinely subject to examinations by various tax authorities with respect to both income and indirect taxes. The determination of the Company’s worldwide provision for taxes requires judgment and estimation. The Company has reserved for potential examination adjustments to our provision for income taxes and accrual of indirect taxes in amounts which the Company believes are reasonable.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    EQUITY TRANSACTIONS

Stock Repurchase Plans— The Company's Board of Directors ("Board") approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the Stock Repurchase Plans approved by the Board of Directors:

	May 2018 to May 2019	May 2019 to May 2020	May 2020 to May 2021(1)	Feb 2021 to Jun 2022(2)
Approval Date	May 2018	April 2019	May 2020	February 2021
Authorized Repurchase Amount of Common Stock	$7 million	$7 million	$5 million	$20 million
(1) During the first quarter of 2021, the Company completed its purchases under the plan, which consisted of 2.2 million shares for $5.0 million, effectively ending the plan prior to its original expiration date.

(2) During the second quarter of 2021, the Company amended its $8.0 million stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million.

As of December 31, 2021, the value of shares available to be purchased under the current plan was $5.8 million. During January 2022, the Company repurchased approximately 742,000 shares for $4.3 million under the current plan.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Year Ended December 31,
	2021	2020	2019
Shares repurchased(1)	3,905,050	3,548,265	848,760
Average purchase price per share(2)	$3.92	$2.38	$2.97
Dollar value of shares repurchased (in thousands)	$15,323	$8,436	$2,519
(1) No shares of our common stock were purchased other than through a publicly announced plan or program.
(2) Average price paid per share includes costs associated with the repurchases.

There were 48,260, 63,451 and 4,310 unsettled shares as of December 31, 2021, 2020 and 2019, respectively.

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

DHI GROUP, INC.
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

Dividends—No dividends were declared during the years ended December 31, 2021, 2020 or 2019. Our Credit Agreement limits our ability to declare and pay dividends. See note 12 for additional disclosures.

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. During the year ended December 31, 2021, the Company had $28.1 million of currency translation adjustments reclassified to the Statements of Operations related to the removal of eFC's net assets. The Company had no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2020, and 2019. The foreign currency translation adjustments impact comprehensive income. Accumulated other comprehensive income (loss), net consists of the following components, net of tax (in thousands):

	Year Ended December 31,
	2021	2020	2019
Foreign currency translation:
Balance at beginning of year	$(28,519)	$(29,248)	$(31,236)
Foreign currency translation adjustment	395	729	1,988
Cumulative translation adjustments reclassified to the Statements of Operations	28,063	—	—
Balance at end of year	$(61)	$(28,519)	$(29,248)

16.    DISPOSITION RELATED AND OTHER COSTS

In May 2017, the Company announced plans to divest a number of its online professional communities to achieve greater focus and resource allocation toward its core tech-focused business. The planned divestitures were completed in 2018 and included BioSpace, Hcareers, and Rigzone. The Company also ceased the Dice Europe operations in 2018 and vacated certain offices. In connection with the planned divestitures and reorganization to the tech-focused strategy, the Company incurred certain costs, including severance and retention, lease exit, business closure, professional fees related to activist shareholders, search, financial advisory, and legal services, and other costs to further these strategic objectives. The activities associated with disposition related and other costs were substantially completed during the year ended December 31, 2019. Disposition related and other costs were zero for the years ended December 31, 2021 and 2020 and were $1.4 million for the year ended December 31, 2019.

17.    STOCK BASED COMPENSATION

Under the 2012 Omnibus Equity Award Plan, the Company has granted stock options, restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors. The Company records expense based upon the number of awards outstanding with no estimate for forfeitures. Stock based compensation disclosures within this footnote include expense and shares related to the eFC business.

The Company recorded stock based compensation expense of $8.3 million, $6.3 million, and $5.7 million during the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021, there was $9.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

Restricted Stock—Restricted stock is granted to employees of the Company and its subsidiaries, and to non-employee members of the Company’s Board. These shares are part of the compensation plan for services provided by the employees or Board

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the status of restricted stock awards as of December 31, 2021, 2020, and 2019 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2021		2020		2019
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,877,853	$2.49	3,994,787	$2.46	4,518,932	$2.32
Granted	2,267,683	$2.98	2,172,550	$2.67	2,257,940	$2.72
Forfeited	(684,976)	$2.73	(430,136)	$2.81	(560,375)	$2.75
Vested	(2,088,728)	$2.43	(1,859,348)	$2.58	(2,221,710)	$2.36
Non-vested at end of period	3,371,832	$2.80	3,877,853	$2.49	3,994,787	$2.46

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. The first agreement expired and was terminated during the first quarter of 2020 and there were no unvested shares as of March 31, 2020. Under the second agreement, the fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the year of grant, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period. For the performance period ending December 31, 2020, as a result of the COVID-19 pandemic and its impact on the overall economy, the bookings targets were modified during the third quarter of 2020. Accordingly, the Company remeasured the awards.

There were no cash flow impact resulting from the grants.

A summary of the status of PSUs as of December 31, 2021, 2020, and 2019 and the changes during the periods then ended, is presented below:

	Year Ended December 31,
	2021		2020		2019
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,352,438	$2.50	1,664,650	$2.53	1,255,000	$3.45
Granted	990,000	$2.62	911,460	$2.65	837,150	$2.54
Forfeited	(161,946)	$2.63	(695,628)	$3.26	(427,500)	$5.26
Vested	(586,717)	$2.32	(528,044)	$1.88	—	$—
Non-vested at end of period	1,593,775	$2.62	1,352,438	$2.50	1,664,650	$2.53

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock,

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the years ended December 31, 2021, 2020, and 2019.

A summary of the status of options previously granted as of December 31, 2021, 2020, and 2019, and the changes during the periods then ended is presented below:

	Year Ended December 31, 2021
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	110,000	$7.40	$—
Forfeited	(110,000)	$7.40	—
Options outstanding at December 31	—	$—	$—
Exercisable at December 31	—	$—	$—

	Year Ended December 31, 2020
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	190,000	$8.28	$—
Forfeited	(80,000)	$9.48	—
Options outstanding at December 31	110,000	$7.40	$—
Exercisable at December 31	110,000	$7.40	$—

	Year Ended December 31, 2019
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1	327,000	$8.35	$—
Forfeited	(137,000)	$8.46	—
Options outstanding at December 31	190,000	$8.28	$—
Exercisable at December 31	190,000	$8.28	$—

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    INCOME TAXES

Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Capital loss carryforward	$4,971	$5,225
Allowance for doubtful accounts	221	252
Provision for accrued expenses and other, net	1,726	1,462
Stock-based compensation	2,245	1,761
Deferred revenue	142	127
Tax credit carryforward	306	258
	9,611	9,085
Less valuation allowance	5,139	5,306
Deferred tax asset, net of valuation allowance	4,472	3,779
Deferred tax liabilities:
Acquired intangibles	(6,303)	(6,187)
Depreciation of fixed assets	(5,238)	(5,808)
Capitalized contract costs	(2,246)	(1,549)
Deferred tax liability	(13,787)	(13,544)
Net deferred tax liability	$(9,315)	$(9,765)
Recognized in consolidated balance sheets:
Deferred tax liability	(9,315)	(9,765)
Net deferred tax liability	$(9,315)	$(9,765)

The Company had deferred tax assets of $5.0 million and $5.2 million, respectively, at December 31, 2021 and 2020 related to capital loss carryforwards and $0.3 million at December 31, 2021 and 2020 related to tax credit carryforwards. The capital losses expire in 2023 through 2025, and the tax credits expire in 2025 through 2030. The Company has recorded valuation allowances of $5.1 million and $5.3 million, respectively, at December 31, 2021 and 2020 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.

Tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Current income tax expense (benefit):
Federal	$(332)	$(261)	$525
State	154	(79)	71
Current income tax expense (benefit)	(178)	(340)	596
Deferred income tax expense (benefit):
Federal	(414)	(2,025)	1,657
State	(37)	(461)	541
Deferred income tax expense (benefit)	(451)	(2,486)	2,198
Income tax expense (benefit)	$(629)	$(2,826)	$2,794

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	$(216)	$(7,397)	$1,979
Loss (gain) on sale of businesses or investments	(251)	(42)	84
Stock-based compensation	(84)	432	281
Nondeductible impairment	—	5,029	—
State tax expense (benefit), net of federal effect	110	(514)	405
Change in accrual for unrecognized tax benefits	(155)	(216)	209
Executive compensation	541	323	147
Research and development tax credits	(478)	(530)	(558)
Other	(96)	89	247
Income tax expense (benefit)	$(629)	$(2,826)	$2,794
Effective tax rate	61.0%	8.0%	29.6%

An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2021 and 2020, the Company has recorded a liability of $0.8 million and $0.9 million, respectively, which consists of unrecognized tax benefits of $0.7 million and $0.9 million, respectively, and estimated accrued interest and penalties of $0.1 million and $0.0 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2021, 2020 and 2019, interest expense (income) and penalties recorded in the consolidated statements of operations were $(27,000), $(195,000), and $91,000, respectively. Following is a reconciliation of the amounts of unrecognized tax benefits, net of tax and excluding interest and penalties, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Unrecognized tax benefits—beginning of period	$858	$903	$784
Increases in tax positions related to current year	165	134	154
Increases in tax positions related to prior year	—	—	41
Decreases in tax positions related to prior year	(42)	—	—
Lapse of statute of limitations	(251)	(179)	(76)
Unrecognized tax benefits—end of period	$730	$858	$903

The foregoing table indicates unrecognized tax benefits, net of tax and excluding interest and penalties. The balance of gross unrecognized benefits was $0.8 million, $0.9 million, and $1.0 million at December 31, 2021, 2020, and 2019, respectively. If the unrecognized tax benefits at December 31, 2021, 2020, and 2019 were recognized in full, tax benefits of $0.8 million, $0.9 million, and $1.2 million, respectively, would affect the effective tax rate.

The Company has filed income tax returns in the U.S. and various foreign jurisdictions. The foreign returns relate to the eFC business, of which the Company transferred a majority interest and control to eFC's management on June 30, 2021. See Notes 1 and 4 for additional disclosures. The Company is generally no longer subject to examinations by U.S. federal tax authorities for tax years prior to 2018, or by U.S. state and foreign authorities for tax years prior to 2017. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized by the end of 2022 as a result of a lapse of the statute of limitations.
19.    EMPLOYEE SAVINGS PLAN

The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $1.7 million, $1.6 million, and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, to match employee contributions to the Savings Plan.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents, where dilutive. As shown in the table below, certain dilutive shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a loss from continuing operations. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	2021	2020	2019
Income (loss) from continuing operations	$(402)	$(32,397)	$6,631
Income (loss) from discontinued operations, net of tax	$(29,340)	$2,382	$5,920
Net Income (loss)	$(29,742)	$(30,015)	$12,551

Weighted-average shares outstanding—basic	46,333	48,278	48,739
Add shares issuable from stock-based awards	—	—	2,894
Weighted-average shares outstanding—diluted	$46,333	$48,278	$51,633

Basic earnings (loss) per share - continuing operations	$(0.01)	$(0.67)	$0.14
Diluted earnings (loss) per share - continuing operations	$(0.01)	$(0.67)	$0.13

Basic earnings (loss) per share - discontinued operations	$(0.63)	$0.05	$0.12
Diluted earnings (loss) per share - discontinued operations	$(0.63)	$0.05	$0.11

Basic earnings (loss) per share	$(0.64)	$(0.62)	$0.26
Diluted earnings (loss) per share	$(0.64)	$(0.62)	$0.24

Shares issuable from stock-based awards(1)	2,579	1,293	—
Shares excluded from the calculation of diluted earnings per share(2)	487	2,279	506

(1) Represents shares excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss from continuing operations.
(2) Represents outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted earnings per share.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 2021 and 2020 and has been restated to reflect the transfer of majority ownership and control of the eFC business to eFC's management, which is presented as a discontinued operation, as described in note 4:

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2021
Revenues	$26,676	$28,721	$30,758	$33,748
Total operating expenses	26,860	28,233	32,973	33,589
Operating income (loss)	$(184)	$488	$(2,215)	$159

Income (loss) from continuing operations	2,012	(212)	(2,434)	232
Income (loss) from discontinued operations, net of tax	659	(29,999)	—	—
Net income (loss)	$2,671	$(30,211)	$(2,434)	$232
Basic income (loss) per share - continuing operations	$0.04	$—	$(0.05)	$0.01	(1)
Diluted income (loss) per share - continuing operations	$0.04	$—	$(0.05)	$—	(1)
Basic earnings (loss) per share - discontinued operations	$0.01	$(0.64)	$—	$—	(1)
Diluted earnings (loss) per share - discontinued operations	$0.01	$(0.64)	$—	$—	(1)
Basic earnings (loss) per share	$0.06	$(0.64)	$(0.05)	$0.01	(1)
Diluted earnings (loss) per share	$0.05	$(0.64)	$(0.05)	$—	(1)

2020
Revenues	$29,385	$27,596	$27,149	$27,037
Total operating expenses	35,955	25,941	55,627	26,034
Operating income (loss)	$(6,570)	$1,655	$(28,478)	$1,003

Income (loss) from continuing operations	(7,535)	1,162	(26,993)	$969
Income (loss) from discontinued operations, net of tax	985	700	(329)	$1,026
Net income (loss)	$(6,550)	$1,862	$(27,322)	$1,995
Basic income (loss) per share - continuing operations	$(0.15)	$0.02	$(0.56)	$0.02	(1)
Diluted income (loss) per share - continuing operations	$(0.15)	$0.02	$(0.56)	$0.02	(1)
Basic earnings (loss) per share - discontinued operations	$0.02	$0.01	$(0.01)	$0.02	(1)
Diluted earnings (loss) per share - discontinued operations	$0.02	$0.01	$(0.01)	$0.02	(1)
Basic earnings (loss) per share	$(0.13)	$0.04	$(0.57)	$0.04	(1)
Diluted earnings (loss) per share	$(0.13)	$0.04	$(0.57)	$0.04	(1)

(1) The sum of the quarters may not equal the full year amount.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2021 and has issued a report regarding its assessment included herein.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of DHI Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DHI Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 11, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Des Moines, Iowa
February 11, 2022

Item 9B.    Other Information

Effective on February 8, 2022, we entered into employment agreement amendments with Kevin Bostick, our Chief Financial Officer, and Chris Henderson, our Chief Operating Officer (each, an “Executive”).

For each of the Executives, the amended employment agreements provide that such Executive would be entitled to receive (i) payment of the Executive’s earned but unpaid bonus for a completed fiscal year upon any qualifying termination and (ii) such Executive’s current target bonus amount (or, if higher, the amount of any annual bonus paid in respect of the calendar year prior to the calendar year of the termination of employment), if such qualifying termination occurs within the one year following a change of control.

The amendment for Mr. Henderson extends his post-employment restriction non-compete and non-solicit periods to twelve (12) months.

All other material provisions of the Executive’s employment agreements remain the same. The foregoing descriptions are qualified in their entirety by reference to the full text of each amendment, which are filed as Exhibits 10.20 and 10.21 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by Item 10 (other than with respect to executive officers) will be set forth in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders (the "Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2021 and is incorporated herein by reference.

Executive Officers of the Company

Set forth below is information relating to the Company’s executive officers as of February 11, 2022.

Name	Age	Position
Art Zeile	57	President and Chief Executive Officer
Kevin Bostick	54	Chief Financial Officer
Paul Farnsworth	50	Chief Technology Officer
Michelle Marian	56	Chief Marketing Officer
Arie Kanofsky	53	Chief Revenue Officer
Chris Henderson	54	Chief Operating Officer
Pam Bilash	63	Chief Human Resources Officer
Brian P. Campbell	57	Chief Legal Officer

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

Paul Farnsworth is the Chief Technology Officer, joining the Company in February 2019, overseeing both the technology and product organizations at DHI. Prior to joining DHI, Mr. Farnsworth served as Chief Technology Officer at Reed Group, where he was responsible for all aspects of technology delivery and support including: product software delivery, end user environment support, hosting, vendor strategy, client professional services, and enterprise program management. Prior to Reed Group, he was the Senior Vice President of Information at Level 3 Communications, where he led the IT Solutions Delivery Group. He served as Programme Director at BT, with responsibility for customer facing portals and websites in Europe and India. Earlier in his career he held technology leadership roles of increasing responsibility at Qwest Corporation prior to its acquisition by CenturyLink. He has served as the Board Technology Advisor at SafeHarbor Technology Corporation and held board appointments at various startup and growth companies, advising on technology best practices and future roadmaps.

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

Brian P. Campbell is the Chief Legal Officer and Corporate Secretary of DHI Group, Inc. since January 2020. He previously served as Senior Vice President, Corporate Development and General Counsel and Corporate Secretary and earlier at DHI as Vice President, Business and Legal Affairs since June 2003, after joining our predecessor, Dice Inc. in January 2000. Mr. Campbell is responsible for managing our legal affairs, including intellectual property, mergers and acquisitions, strategic alliances, corporate securities, real estate, litigation and employment law, as well as corporate development and supervising outside counsel. Mr. Campbell also oversees our privacy initiatives. Prior to joining the Company, Mr. Campbell served as Vice President, General Counsel and Corporate Secretary at CMP Media, where he worked since 1995. From 1988 to 1995, Mr. Campbell worked as a Corporate Associate at the law firm of Mudge, Rose, Guthrie, Alexander and Ferdon. Mr. Campbell is the immediate past Chair of the Small Law Department Network of the Association of Corporate Counsel and is a past president of the New York City Chapter of the Association of Corporate Counsel, where he served on the Board of Directors for six years and has been a member for twenty-five years. Mr. Campbell earned a J.D. from St. John’s University School of Law and a B.A. (English) from the University of Virginia, and is currently a candidate for an M.B.A. (Management) degree from Molloy College.

The Company has also adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. A copy of the Company’s Code of Conduct and Ethics is available under the Investors section of our website and in print to any stockholder who requests a copy from the Corporate Secretary. If the Company amends or waives the Code of Conduct and Ethics with respect to the directors, Chief Executive Officer, Chief Financial Officer or principal accounting officer, it will post the amendment or waiver at the same location on its website.

Item 11.    Executive Compensation

The information called for by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP, Des Moines, Iowa (PCAOB ID No. 34).

The information called for by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

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
10.1†
The DHI Group, Inc. 2012 Omnibus Equity Award Plan, as amended and restated on March 11, 2020 (the “2012 Equity Plan”) (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No.333-182756) filed on October 9, 2020).

10.2†
Form of Stock Option Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.3†
Form of Restricted Stock Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.4†
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-33584) filed on August 1, 2019).

10.5†	The Employee Stock Purchase Plan (the “ESPP”) (incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on October 9, 2020).
10.6†
Employment Agreement, dated as of April 24, 2019, between Dice, Inc. and Chris Henderson (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-33584) filed on August 1, 2019.

10.7†
Employment Agreement, dated as of February 19, 2019, between Dice, Inc. and Paul Farnsworth (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-33584) filed on May 2, 2019.

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

10.11
Second Amended and Restated Credit Agreement dated as of November 14, 2018, among DHI Group, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and BMO Harris Bank N.A., as co-syndication agents and TD Bank, N.A., as documentation agent.

10.12†
Employment Agreement and Addendum to Employment Agreement dated as of April 9, 2018 between DHI Group, Inc., Dice Inc. and Art Zeile (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-33584) filed on August 2, 2018).

10.13†
Employment Agreement and Addendum to Employment Agreement dated as of September 9, 2018 between DHI Group, Inc. and Christian Dwyer (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-33584) filed on November 1, 2018).

10.14†	Employment Agreement and Addendum to Employment Agreement dated as of September 25, 2018, between DHI Group, Inc. and Michelle Marian.
10.15*†	Employment Agreement and Addendum to Employment Agreement dated as of October 17, 2019, between DHI Group, Inc. and Arie Kanofsky.
10.16†
Employment Agreement dated as of December 12, 2019 among DHI Group, Inc., Dice Inc. and Kevin Bostick (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on December 13, 2019).

10.17†
Separation Agreement dated as of December 12, 2019 between DHI Group, Inc. and Luc Gregoire (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on December 13, 2019).

10.18
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

10.19*†	Separation Agreement dated as of November 11, 2021 between DHI Group, Inc. and Christian Dwyer.
10.20*†	First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of December 12, 2019 between Dice, Inc. and Kevin Bostick.
10.21*†	First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of April 24, 2019 between Dice, Inc. and Chris Henderson.
10.22*†	First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of February 19, 2019 between Dice, Inc. and Paul Farnsworth.
10.23*†	First Amendment, dated as of February 8, 2022, to Employment Agreement dated as January 1, 2014 between Dice, Inc. and Pamela Bilash.
10.24*†	First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of October 17, 2019 between Dice, Inc. and Arie Kanofsky.
10.25*†	First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of September 25, 2018 between Dice, Inc. and Michelle Marian.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent Independent Registered Public Accounting Firm
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

*	Filed herewith.
†	Identifies a management contract or compensatory plan or arrangement.
(b)	Financial Statement Schedules.

Page
Schedule II—Consolidated Valuation and Qualifying Accounts	92

SCHEDULE II
DHI GROUP, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2019, 2020 and 2021
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2019	$258	$877	$(555)	$580
Year ended December 31, 2020	580	1,023	(602)	1,001
Year ended December 31, 2021	1,001	330	(598)	733
Deferred tax valuation allowance:
Year ended December 31, 2019	$5,263	$(191)	$—	$5,072
Year ended December 31, 2020	5,072	233	—	5,305
Year ended December 31, 2021	5,305	(166)	—	5,139
____________________

 See notes to consolidated financial statements included elsewhere herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 11, 2022	DHI Group, Inc.
		By:	/S/ Art Zeile
Art Zeile
President and Chief Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Art Zeile	President, Chief Executive Officer and Director	February 11, 2022
Art Zeile	(Principal Executive Officer)

/S/ Kevin Bostick	Chief Financial Officer	February 11, 2022
Kevin Bostick	(Principal Financial and Accounting Officer)

/S/ Brian Schipper	Chairman and Director	February 11, 2022
Brian Schipper

/S/ Scipio Carnecchia	Director	February 11, 2022
Scipio Carnecchia

/S/ Jim Friedlich	Director	February 11, 2022
Jim Friedlich

/S/ Jennifer Deason	Director	February 11, 2022
Jennifer Deason

/S/ David Windley	Director	February 11, 2022
David Windley

/S/ Elizabeth Salomon	Director	February 11, 2022
Elizabeth Salomon

/S/ Kathleen Swann	Director	February 11, 2022
Kathleen Swann