Form 10-Q
period 2022-03-31
DHI GROUP, INC.
filed 2022-05-04
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022
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
As of April 29, 2022, there were 48,937,667 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021
	Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2022 and 2021
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2022 and 2021
	Condensed Consolidated Statements of Stockholders' Equity for the three-month periods ended March 31, 2022 and 2021
	Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2022 and 2021
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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$4,966	$1,540
Accounts receivable, net of allowance for doubtful accounts of $759 and $733	22,205	18,385
Income taxes receivable	—	354
Prepaid and other current assets	3,557	4,177
Total current assets	30,728	24,456
Fixed assets, net	20,712	20,581
Capitalized contract costs	9,615	9,131
Operating lease right-of-use assets	6,445	6,888
Investments	3,932	3,769
Investments, at fair value	3,000	3,000
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	2,087	1,853
Total assets	$228,419	$221,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,916	$15,859
Deferred revenue	55,787	45,217
Income taxes payable	599	—
Operating lease liabilities	2,424	2,388
Total current liabilities	70,726	63,464
Deferred revenue	999	929
Operating lease liabilities	6,360	6,982
Long-term debt, net	32,767	22,730
Deferred income taxes	7,492	9,315
Accrual for unrecognized tax benefits	878	785
Other long-term liabilities	992	1,011
Total liabilities	120,214	105,216
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 76,114 and 73,584 shares, respectively; outstanding: 49,211 and 48,756 shares, respectively	762	738
Additional paid-in capital	244,065	241,854
Accumulated other comprehensive loss	(53)	(61)
Accumulated earnings	25,530	24,229
Treasury stock, 26,903 and 24,828 shares, respectively	(162,099)	(150,398)
Total stockholders’ equity	108,205	116,362
Total liabilities and stockholders’ equity	$228,419	$221,578
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues	$34,334	$26,676

Operating expenses:
Cost of revenues	4,099	3,702
Product development	3,942	3,602
Sales and marketing	13,941	9,771
General and administrative	7,766	6,154
Depreciation	3,958	3,631
Total operating expenses	33,706	26,860
Operating income (loss)	628	(184)
Income from equity method investment	155	—
Interest expense and other	(245)	(195)
Gain on investment	—	2,513
Income before income taxes	538	2,134
Income tax expense (benefit)	(763)	122
Income from continuing operations	1,301	2,012
Income from discontinued operations, net of tax	—	659
Net income	$1,301	$2,671

Basic earnings per share - continuing operations	$0.03	$0.04
Diluted earnings per share - continuing operations	$0.03	$0.04

Basic earnings per share - discontinued operations	$—	$0.01
Diluted earnings per share - discontinued operations	$—	$0.01

Basic earnings per share	$0.03	$0.06
Diluted earnings per share	$0.03	$0.05

Weighted-average basic shares outstanding	44,702	46,993
Weighted-average diluted shares outstanding	47,170	48,606
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$1,301	$2,671

Other comprehensive income:
Foreign currency translation adjustment	8	297
Total other comprehensive income	8	297
Comprehensive income	$1,309	$2,968
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2021	—	$—	73,584	$738	$241,854	24,828	$(150,398)	$24,229	$(61)	116,362
Net income								1,301		1,301
Other comprehensive income - translation adjustments									8	8
Stock-based compensation					2,235					2,235
Restricted stock issued			932	9	(9)					—
Performance-Based Restricted Stock Units eligible to vest			1,773	17	(17)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(82)	(1)	1	417	(2,309)			(2,309)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(93)	(1)	1	356	(1,893)			(1,893)
Purchase of treasury stock under stock repurchase plan						1,302	(7,499)			(7,499)
Balance at March 31, 2022	—	$—	76,114	$762	$244,065	26,903	$(162,099)	$25,530	$(53)	$108,205

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2020	—	$—	71,233	$714	$233,554	20,013	$(132,150)	$53,971	$(28,519)	$127,570
Net income								2,671		2,671
Other comprehensive income - translation adjustments									297	297
Stock-based compensation					1,758					1,758
Restricted stock issued			1,468	15						15
Performance-Based Restricted Stock Units eligible to vest			813	8						8
Restricted stock forfeited or withheld to satisfy tax obligations			(204)	(2)		369	(984)			(986)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(39)	—		139	(357)			(357)
Purchase of treasury stock under stock repurchase plan						590	(1,546)			(1,546)
Balance at March 31, 2021	—	$—	73,271	$735	$235,312	21,111	$(135,037)	$56,642	$(28,222)	$129,430
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from (used in) operating activities:
Net income	$1,301	$2,671
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	3,958	4,096
Deferred income taxes	(1,823)	(304)
Amortization of deferred financing costs	37	37
Stock-based compensation	2,235	1,758
Income from equity method investment	(155)	—
Gain on investment	—	(2,513)
Change in accrual for unrecognized tax benefits	93	59
Changes in operating assets and liabilities:
Accounts receivable	(3,820)	(3,345)
Prepaid expenses and other assets	386	629
Capitalized contract costs	(483)	(794)
Accounts payable and accrued expenses	(3,941)	(6,270)
Income taxes receivable/payable	954	1,127
Deferred revenue	10,640	9,351
Other, net	(164)	(78)
Net cash flows from operating activities	9,218	6,424
Cash flows from (used in) investing activities:
Purchases of fixed assets	(4,091)	(3,703)
Net cash flows used in investing activities	(4,091)	(3,703)
Cash flows from (used in) financing activities:
Payments on long-term debt	(4,000)	(5,000)
Proceeds from long-term debt	14,000	5,000
Payments under stock repurchase plan	(7,499)	(1,669)
Purchase of treasury stock related to vested restricted and performance stock units	(4,202)	(1,343)
Net cash flows used in financing activities	(1,701)	(3,012)
Effect of exchange rate changes	—	(30)
Net change in cash and cash equivalents for the period	3,426	(321)
Cash and cash equivalents, beginning of period	1,540	7,640
Cash and cash equivalents, end of period	$4,966	$7,319

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”). Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three-month period ended March 31, 2022.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. Investments, non-current that are carried at fair value use a discounted cash flow technique based on the probability of one or more possible outcomes, based on Level 3 inputs, which inputs and fair value did not change during the three-month period ended March 31, 2022. The fair value of the long-term debt was estimated using present value techniques and market based interest rates and credit spreads. The estimated fair value of long-term debt is based on Level 2 inputs.

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

4.    DISCONTINUED OPERATIONS

As further described in Note 1, on June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest. As a result, we have reflected eFC's financial results as discontinued operations in the condensed consolidated balance sheets and the condensed consolidated statements of operations for all periods presented on or before June 30, 2021.

The results of discontinued operations on the condensed consolidated statements of operations were as follows (in thousands):

Three Months Ended March 31,
2021
Revenues	$5,957
Operating expenses	(5,275)
Operating income	682
Other income	2
Income before income taxes	684
Income tax expense	25
Net income	$659

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Depreciation, fixed asset purchases and other significant non-cash items related to discontinued operations were as follows (in thousands):

Three Months Ended March 31,
2021
Depreciation	$465
Purchases of fixed assets	$124

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$391

5.    REVENUE RECOGNITION

The Company recognizes revenue when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts ratably over the service period. Customer billings delivered in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from recruitment packages, advertising, classifieds, and virtual and live career fair and recruitment event booth rentals.

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended March 31,
	2022	2021
Dice(1)	$24,634	$19,051
ClearanceJobs	9,700	7,625
Total	$34,334	$26,676

(1) Includes Dice and Career Events

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of March 31, 2022	As of December 31, 2021

Receivables	$22,205	$18,385
Short-term contract liabilities (deferred revenue)	55,787	45,217
Long-term contract liabilities (deferred revenue)	999	929

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$20,940	$17,296

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2022	2023	2024	2025	Total
Tech-focused	$52,404	$4,092	$274	$16	$56,786

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

The components of lease cost were as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Operating lease cost(1)	$509	$564
Sublease income	(123)	(180)
Total lease cost	$386	$384

(1) Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$674	$1,003

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	March 31, 2022	December 31, 2021
Operating lease right-of-use-assets	$6,445	$6,888

Operating lease liabilities - current	2,424	2,388
Operating lease liabilities - non-current	6,360	6,982
Total operating lease liabilities	$8,784	$9,370

Weighted Average Remaining Lease Term (in years)
Operating leases	3.4	3.6

Weighted Average Discount Rate
Operating leases	3.81%	3.80%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the three-month periods ended March 31, 2022 and 2021.

As of March 31, 2022, future operating lease payments were as follows (in thousands):

Operating Leases
April 1, 2022 through December 31, 2022	$2,029
2023	2,451
2024	1,965
2025	1,946
2026	992
2027 and thereafter	85
Total lease payments	$9,468
Less imputed interest	684
Total	$8,784

As of March 31, 2022 the Company has no additional operating or finance leases that have not yet commenced.

7. INVESTMENTS

Investments, Current, at Fair Value

Through its predecessor companies, the Company owned a minority interest representing less than 1% of the common stock of a technology company that completed an initial public offering ("IPO") and became publicly traded during the first quarter of 2021. Prior to the IPO, the Company had elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of December 31, 2020, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at its original cost, less impairments, which resulted in a carrying value of zero as of December 31, 2020. The investment was accounted for as an equity security, with realized and unrealized gains and losses included in earnings. During the first quarter of 2021, the Company recognized a $2.5 million unrealized gain on the investment. During the second and third quarters of 2021, the Company recognized unrealized losses of $0.7 million and $0.6 million, respectively, related to the investment. The investment was sold during the third quarter of 2021, and the Company recognized a realized gain of $1.2 million for the nine months ended September 30, 2021. Accordingly, the recorded value as of December 31, 2021 was zero.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Investments, Non-current, at Fair Value

During the third quarter of 2021, the Company invested $3.0 million through a subordinated convertible promissory note (the "Note") of $3.0 million with a values-based career destination company that allows the next generation workforce to search for jobs at companies whose people, perks and values align with their unique professional needs. The Note earns interest at 6.00% and matures at the earlier of a Qualified Financing, as described in the Note, or settled in cash on or after August 20, 2022, at the option of the Company. Upon a Qualified Financing, the Company will convert its investment into shares of preferred stock at 80% of the per share value in the Qualified Financing. The investment is recorded as a trading security at fair value with realized and unrealized gains and losses included in earnings. The Note is recorded at $3.0 million as of March 31, 2022 and December 31, 2021 and there was no gain or loss included in earnings during the three months ended March 31, 2022.

Investments, Non-current

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership and control of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. The Company has evaluated the 40% common share interest in the Rigzone business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Rigzone. As accumulated earnings of the VIE have been approximately zero since the date of transfer, the investment is recorded at zero at March 31, 2022.

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

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated the 40% common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC is amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. The amortization was not material for the three months ended March 31, 2022. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. During the first quarter of 2022, the Company recorded $0.2 million of income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference.

At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. As of December 31, 2019 it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment was carried at its original cost of $2.0 million and was included in the other assets section of the condensed consolidated balance sheets. During the three months ended March 31, 2020, based on the investment's historical cash burn rate, uncertainty of its ability to meet revenue and cash flow projections, current liquidity position, lack of access to additional capital, and impacts from the COVID-19 pandemic, the

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company determined the value to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020. As of March 31, 2022, there have been no additional shares issued that were similar to the Company's share rights and the investment is recorded at zero as of March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. No impairment was recorded during the three-month periods ended March 31, 2022 and 2021.

The projections utilized in the October 1, 2021 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2021 analysis included operating margins during the year ending December 31, 2021 that approximate operating margins for the year ended December 31, 2020 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. The Company's operating results attributable to the Dice trademarks and brand name through March 31, 2022 and projections of future results have met or exceeded those included in the projections utilized in the October 1, 2021 analysis. In the October 1, 2021 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0% based on comparable industry studies and a discount rate of 12.5%.

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

9.   GOODWILL

Goodwill for the Tech-focused reporting unit as of March 31, 2022 and December 31, 2021 was $128.1 million. There were no changes to goodwill from December 31, 2021 to March 31, 2022.

The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. The results of the impairment tests indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of October 1, 2021.

Results for the Tech-focused reporting unit for the fourth quarter of 2021 and the first quarter of 2022 and estimated future results as of March 31, 2022 have exceeded the projections used in the October 1, 2021 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of March 31, 2022. Therefore, no quantitative impairment test was performed as of March 31, 2022. No impairment was recorded during the three-month periods ended March 31, 2022 and 2021.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.50 to 1.00. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $5.0 million of restricted payments. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2022, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by two of the Company’s U.S. based wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amounts borrowed as of March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Amounts borrowed:
Revolving credit facility	$33,000	$23,000
Less: deferred financing costs, net of accumulated amortization of $503 and $467	(233)	(270)
Long-term debt, net	$32,767	$22,730

Available to be borrowed under revolving facility, subject to certain limitations	$57,000	$67,000

Interest rates:
LIBOR rate loans:
Interest margin	1.75%	1.75%
Actual interest rates	2.25%	1.88%

Commitment fee	0.30%	0.30%

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

12.    EQUITY TRANSACTIONS

Stock Repurchase Plans—The Company's Board of Directors ("Board") approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the Stock Repurchase Plans approved by the Board:

	May 2020 to May 2021(1)	Feb 2021 to Jun 2022(2)	Feb 2022 to Feb 2023(3)
Approval Date	May 2020	February 2021	February 2022
Authorized Repurchase Amount of Common Stock	$5 million	$20 million	$15 million

(1) During the first quarter of 2021, the Company completed its purchases under the plan, which consisted of 2.2 million shares for $5.0 million, effectively ending the plan prior to its original expiration date.

(2) During the second quarter of 2021, the Company amended its $8.0 million stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million. During the first quarter of 2022, the Company completed its purchases under the plan, which consisted of approximately 4.4 million shares for $20.0 million, effectively ending the plan prior to its original expiration date.

(3) On February 15, 2022, the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $15 million of the Company's common stock through February 2023.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022 the value of shares that may yet be purchased under the current plan was $13.1 million.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Three Months Ended March 31,
	2022	2021
Shares repurchased(1)	1,302,226	589,899
Average purchase price per share(2)	$5.78	$2.62
Dollar value of shares repurchased (in thousands)	$7,525	$1,546
(1) No shares of our common stock were purchased other than through a publicly announced plan or program.
(2) Average price paid per share includes costs associated with the repurchases.

There were 20,665 and 11,394 unsettled share repurchases as of March 31, 2022 and 2021, respectively.

Stock Repurchases Pursuant to the 2012 Omnibus Equity Award Plan—Under the 2012 Omnibus Equity Award Plan, as further described in note 13 to the condensed consolidated financial statements, the Company repurchases its common stock withheld for income tax from the vesting of employee restricted stock or Performance-Based Restricted Stock Units (“PSUs”). The Company remits the value, which is based on the closing share price on the vesting date, of the common stock withheld to the appropriate tax authority on behalf of the employee and the related shares become treasury stock.

Purchases of the Company’s common stock pursuant to the 2012 Omnibus Equity Award Plan were as follows:

	Three Months Ended March 31,
	2022	2021
Shares repurchased upon restricted stock/PSU vesting	773,048	508,899
Average purchase price per share	$5.44	$2.64
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$4,202	$1,343

13.    STOCK-BASED COMPENSATION

Under the 2012 Omnibus Equity Award Plan, the Company has granted restricted stock and Performance-Based Restricted Stock Units (“PSUs”) to certain employees and directors. The Company also offers an Employee Stock Purchase Plan. Stock-based compensation disclosures within this footnote include expense and shares related to the eFC business through June 30, 2021.

The Company recorded total stock-based compensation expense of $2.2 million and $1.8 million during each of the three-month periods ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was $18.1 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of restricted stock awards as of March 31, 2022 and 2021 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,371,832	$2.80	3,877,853	$2.49
Granted	932,500	$5.17	1,468,223	$2.62
Forfeited	(81,714)	$2.90	(204,175)	$2.76
Vested	(1,098,127)	$2.48	(1,034,684)	$2.58
Non-vested at end of period	3,124,491	$3.62	4,107,217	$2.50

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. The fair value of the PSUs is measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the year of grant, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period.

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of March 31, 2022 and 2021 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,593,775	$2.62	1,352,438	$2.50
Granted(1)	1,553,332	$3.77	990,000	$2.62
Forfeited(1)	(93,341)	$2.40	(105,656)	$2.14
Vested	(928,717)	$2.61	(339,111)	$2.58
Non-vested at end of period	2,125,049	$3.48	1,897,671	$2.54
(1) PSUs granted for the three-month period ended March 31, 2022 includes 853,332 additional PSUs granted related to the bookings achievement for the performance period ended December 31, 2021. PSUs forfeited for the three-month period ended March 31, 2021 includes 48,633 PSUs forfeited related to the bookings achievement for the performance period ended December 31, 2020.

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the three months ended March 31, 2022 and 2021.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
There were no options exercisable as of or during the period ended March 31, 2022. A summary of the status of options previously granted as of March 31 2021, and the changes during the period then ended, is presented below:

	Three Months Ended March 31, 2021
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at beginning of the period	110,000	$7.40	$—
Forfeited	(85,000)	$7.38	$—
Options outstanding at end of period	25,000	$7.50	$—
Exercisable at end of period	25,000	$7.50	$—

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date.

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

	Three Months Ended March 31,
	2022	2021
Income from continuing operations	$1,301	$2,012
Income from discontinued operations, net of tax	$—	$659
Net income	$1,301	$2,671

Weighted-average shares outstanding—basic	44,702	46,993
Add shares issuable from stock-based awards	2,468	1,613
Weighted-average shares outstanding—diluted	47,170	48,606

Basic earnings per share - continuing operations	$0.03	$0.04
Diluted earnings per share - continuing operations	$0.03	$0.04

Basic earnings per share - discontinued operations	$—	$0.01
Diluted earnings per share - discontinued operations	$—	$0.01

Basic earnings per share	$0.03	$0.06
Diluted earnings per share	$0.03	$0.05

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. INCOME TAXES

The Company’s effective tax rate was (142)% and 6% for the three months ended March 31, 2022 and 2021, respectively. The following items caused the effective tax rate to differ from the U.S. statutory rate:
•A tax benefit of $0.8 million during the three months ended March 31, 2022, from the vesting or settlement of share-based compensation awards.
•A tax benefit of $0.5 million during the three months ended March 31, 2021, from the release of a valuation allowance on the Company's capital loss carryforward.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the potential impact of COVID-19 on our operations and financial results, geopolitical events, uncertainty in respect of the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock-based compensation expense, impairment, gain or loss on sale of businesses, and certain other income or expense items, as defined, (“Adjusted EBITDA") and Adjusted EBITDA Margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for definitions of these measures as well as reconciliations to the comparable GAAP measure.

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

We have been in the recruiting and career development business for over 30 years. Based on our operating structure, we have identified one reportable segment, Tech-focused, which includes the Dice and ClearanceJobs businesses and corporate related costs. The Dice and ClearanceJobs businesses and corporate related costs are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands or costs. As a result of the eFC separation, the eFC business was deconsolidated from the Company's consolidated financial statements as of June 30, 2021 and is reflected as a discontinued operation for all periods presented on or before June 30, 2021.

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

	As of March 31,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2022	2021
Dice	6,249	5,200	1,049	20%
ClearanceJobs	1,928	1,753	175	10%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended March 31,
	2022	2021	Increase (Decrease)	Percent Change
Dice	$14,112	$13,536	$576	4%
ClearanceJobs	$18,408	$16,476	$1,932	12%
(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

Dice had 6,249 recruitment package customers as of March 31, 2022, which was an increase of 1,049, or 20%, year over year and annualized revenue per recruitment package customer for Dice increased $576, or 4%, year over year. The increases were driven by strong renewal rates and new business activity. ClearanceJobs had 1,928 recruitment package customers as of March 31, 2022 compared to 1,753 as of March 31, 2021, an increase of 10%, and annualized revenue per recruitment package customer increased $1,932, or 12%, year over year. The increases for ClearanceJobs were due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

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

	Comparison to Prior Year End				Comparison Year Over Year
	3/31/2022	12/31/2021	Increase (Decrease)	Percent Change	3/31/2021	Increase (Decrease)	Percent Change
Deferred Revenue	$56,786	$46,146	$10,640	23%	$44,835	$11,951	27%
Contractual commitments not invoiced	49,262	46,497	2,765	6%	25,931	23,331	90%
Backlog(1)	$106,048	$92,643	$13,405	14%	$70,766	$35,282	50%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at March 31, 2022 increased $13.4 million and $35.3 million from December 31, 2021 and March 31, 2021, respectively. The increase in backlog compared to December 31, 2021 and March 31, 2021 is due to the strong technology recruitment market driving bookings growth at both Dice and ClearanceJobs, a focus on signing multi-year contracts, and the Company's ongoing investments in sales and marketing. The first quarter of each year is generally the largest bookings quarter of the year, also contributing to the growth from December 31, 2021.

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

Product Releases
2022	2021
Dice TalentSearch Time Zone Search	Dice Marketplace, Dice TalentSearch Social Data Refresh, Brand.io, TalentSearch Personalization, Unbiased Sourcing Mode
ClearanceJobs Live Video	ClearanceJobs Meetings, ClearanceJobs Video, Team Recruiting, Shared Talent Pipelines, Quality of Use Improvements

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2022	2021
	(in thousands, except percentages)

Dice(1)	$24,634	$19,051	$5,583	29%
ClearanceJobs	9,700	7,625	2,075	27%
Total revenues	$34,334	$26,676	$7,658	29%

(1) Includes Dice and Career Events
For the three months ended March 31, 2022 we experienced an increase in revenue of $7.7 million, or 29%. Revenue at Dice increased $5.6 million, or 29%, compared to the same period in 2021 due to improvements in renewal rates and new business activity along with consistently increasing customer counts, which drives additional revenue in future periods. Revenues for ClearanceJobs increased $2.1 million, or 27%, as compared to the same period in 2021, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.
Cost of Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Cost of revenues	$4,099	$3,702	$397	11%
Percentage of revenues	11.9%	13.9%

Cost of revenues increased $0.4 million, or 11%, driven by an increase of $0.2 million from higher compensation related costs from higher headcount and a decrease in capitalized labor of $0.2 million, which increases operating expenses. Together, these increased expense $0.4 million.

Product Development Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Product development	$3,942	$3,602	$340	9%
Percentage of revenues	11.5%	13.5%
Product development increased $0.3 million, or 9%, driven by an increase of $1.0 million from higher compensation related costs partially offset by an increase in capitalized labor of $0.6 million, which decreases operating expenses.
Sales and Marketing Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Sales and marketing	$13,941	$9,771	$4,170	43%
Percentage of revenues	40.6%	36.6%

Sales and marketing expenses increased $4.2 million, or 43% from the same period in 2021. This increase was driven by a $2.4 million increase in compensation related costs from higher headcount and quota attainment versus sales plan, $1.4 million increase in discretionary marketing expenses with strong customer recruitment activity, and a $0.4 million increase in operational costs, including travel and entertainment and company events as COVID-19 restrictions ease.
General and Administrative Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
General and administrative	$7,766	$6,154	$1,612	26%
Percentage of revenues	22.6%	23.1%

General and administrative expenses increased $1.6 million, or 26% from the prior year. The increase was driven by stock-based compensation expense, which increased $0.6 million, primarily due to higher achievement against targets for the Company's PSUs. Compensation related costs increased $0.5 million and operational costs, including recruiting and training, increased $0.4 million. Together these increased expense $1.5 million.

Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Depreciation	$3,958	$3,631	$327	9%
Percentage of revenues	11.5%	13.6%
Depreciation expense increased $0.3 million or 9% from the same period in 2021 in connection with increasing capitalized development costs throughout 2021 and projects being placed into service driving higher depreciation in 2022.

Operating Income (Loss)

	Three Months Ended March 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Revenue	$34,334	$26,676	$7,658	29%
Operating income (loss)	628	(184)	812	(441)%
Percentage of revenues	1.8%	(0.7)%
Operating income for the three months ended March, 31, 2022 was $0.6 million, a positive margin of 1.8%, compared to operating loss of $0.2 million, a negative margin of 0.7%, for the same period in 2021, an improvement of $0.8 million. The increase in operating income and improved percentage margin was driven by higher revenues, partially offset by higher operating costs as the Company invests in its product and sales and marketing for future growth.
Income from Equity Method Investment

	Three Months Ended March 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Income from equity method investment	$155	$—	$155	n/a
Percentage of revenues	0.5%	—%

During the three months ended March 31, 2022, the Company recorded $0.2 million of income related to its proportionate share of eFC's net income.
Interest Expense and Other

	Three Months Ended March 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Interest expense and other	$245	$195	$50	26%
Percentage of revenues	0.7%	0.7%
Interest expense and other was approximately flat to the same period in 2021.
Gain on Investment

	Three Months Ended March 31,		Decrease	Percent Change
	2022	2021
	(in thousands, except percentages)
Gain on investment	$—	$2,513	$(2,513)	(100)%
Percentage of revenues	—%	9.4%

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

Income Taxes

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Income before income taxes	$538	$2,134
Income tax expense (benefit)	(763)	122
Effective tax rate	(141.8)%	5.7%

Our effective tax rate for the three months ended March 31, 2022, differed from the U.S. statutory rate due to a $0.8 million tax benefit from the vesting or settlement of share-based compensation awards. The tax rate for the three months ended March 31, 2021, differed from the statutory rate because of a $0.5 million tax benefit from the release of a valuation allowance on our capital loss carryforward.
Income from discontinued operations, net of tax

	Three Months Ended March 31,		Decrease	Percent Change
	2022	2021
	(in thousands, except percentages)
Income from discontinued operations, net of tax	$—	$659	$(659)	(100)%
Percentage of revenues	—%	2.5%

The Company transferred majority ownership of its eFC business on June 30, 2021 to eFC management and has recorded it as a discontinued operation. Income from discontinued operations for the three months ended March 31, 2021 represents eFC's earnings during the period.

Earnings per Share

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Income from continuing operations	$1,301	$2,012
Income from discontinued operations, net of tax	—	659
Net income	$1,301	$2,671

Weighted-average shares outstanding - diluted	$47,170	$48,606

Diluted earnings per share - continuing operations	$0.03	$0.04
Diluted earnings per share - discontinued operations	$—	$0.01
Diluted earnings per share	$0.03	$0.05

Diluted earnings per share from continuing operations were $0.03 and $0.04 and diluted earnings per share were $0.03 and $0.05 for the three months ended March 31, 2022 and 2021, respectively. The decreases were driven by the unrealized gain on equity securities in 2021.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP metrics used by management to measure operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin as performance measures for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses these measures to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock-based compensation, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain write-offs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, losses from equity method investments, transaction costs in connection with the credit agreement, deferred revenues written off in connection with acquisition purchase accounting adjustments, write-off of non-cash stock-based compensation expense, severance and retention costs related to dispositions and reorganizations of the Company, and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, including income from equity method investments, interest income, business interruption insurance proceeds, and any income or gain resulting from certain dispositions outside the ordinary course of business, including prior positive operating results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.
Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Revenues.
We also consider Adjusted EBITDA and Adjusted EBITDA Margin, as defined, to be important indicators to investors because they provide information related to our ability to provide cash flows to meet future debt service, capital expenditures, working capital requirements, and to fund future growth. We present Adjusted EBITDA and Adjusted EBITDA Margin as supplemental performance measures because we believe that these measures provide our Board, management and investors with additional information to measure our performance, provide comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense) and tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and to estimate our value.
We understand that although Adjusted EBITDA and Adjusted EBITDA Margin are frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our liquidity or results as reported under GAAP. Some limitations are:

•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect any cash requirements for such replacements; and
•Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.

To compensate for these limitations, management evaluates our liquidity by considering the economic effect of excluded expense items independently, as well as in connection with its analysis of cash flows from operations and through the use of other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analysis.
Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenue, net income, net income margin, operating income, cash provided by operating activities, or any other performance measures derived in accordance with GAAP as a measure of our profitability or liquidity.
A reconciliation of Adjusted EBITDA for the three months ended March 31, 2022 and 2021 follows (in thousands):

	Three Months Ended March 31,
	Dollars
	2022	2021
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$1,301	$2,671
Interest expense	245	188
Income tax expense (benefit)	(763)	122
Depreciation	3,958	3,631
Non-cash stock-based compensation	2,235	1,604
Income from equity method investment	(155)	—
Gain on investment	—	(2,513)
Severance and related costs	109	562
Income from discontinued operations, net of tax	—	(659)
Other	—	5
Adjusted EBITDA	$6,930	$5,611

Reconciliation of cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$9,218	$6,424
Interest expense	245	188
Amortization of deferred financing costs	(37)	(37)
Income tax expense (benefit)	(763)	122
Deferred income taxes	1,823	304
Change in accrual for unrecognized tax benefits	(93)	(59)
Change in accounts receivable	3,820	3,345
Change in deferred revenue	(10,640)	(9,351)
Discontinued operations results	—	(1,656)
Severance and related costs	109	562
Changes in working capital and other	3,248	5,769
Adjusted EBITDA	$6,930	$5,611

Net Income Margin and Adjusted EBITDA Margin for the three months ended March 31, 2022 and 2021 follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues	$34,334	$26,676

Net Income	$1,301	$2,671
Net Income Margin(1)	4%	10%

Adjusted EBITDA	$6,930	$5,611
Adjusted EBITDA Margin(1)	20%	21%
(1) Net income margin and Adjusted EBITDA margin are calculated by dividing the respective measure by that period's revenues.

Cash Flows

We have summarized our cash flows for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,
	2022	2021
Cash from operating activities	$9,218	$6,424
Cash used in investing activities	$(4,091)	$(3,703)
Cash used in financing activities	$(1,701)	$(3,012)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2022, we had cash of $5.0 million compared to $1.5 million at December 31, 2021.

Liquidity

Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, we had $57.0 million in borrowing capacity under our $90.0 million Credit Agreement at March 31, 2022, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash and cash equivalents, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, impairments, gain on investments, loss from sale of business, loss on disposition of discontinued operations, and the effect of changes in working capital. Net cash flows from operating activities were $9.2 million and $6.4 million for the three-month periods ended March 31, 2022 and 2021, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2022 period increased $2.8 million compared to the same period of 2021 primarily due to strong billings to and collections from customers.

Investing Activities

Cash used in investing activities during the three-month period ended March 31, 2022 was $4.1 million compared to $3.7 million used in the same period of 2021. Cash used in investing activities in the three-month period ended March 31, 2022 increased from the comparable 2021 period due to higher internal development costs, primarily driven by higher product development headcount.

Financing Activities

Cash used in financing activities during the three-month period ended March 31, 2022 was $1.7 million and was driven by $10.0 million of net proceeds on long-term debt and $11.7 million related to share repurchases. Cash used in financing activities during the three-month period ended March 31, 2021 was $3.0 million and was driven by share repurchases.

Financing and Capital Requirements

Credit Agreement

We have a $90 million revolving credit facility, which matures November 2023, with $33.0 million of borrowings on the facility at March 31, 2022, leaving $57.0 million available for future borrowings. Borrowings under the Credit Agreement bear interest, payable at least quarterly, at the Company’s option, at a London Interbank Offered Rate ("LIBOR") rate or a base rate, plus a margin. Assuming an interest rate of 2.25% (the rate in effect on March 31, 2022) on our current borrowings, interest payments are expected to be $0.6 and $0.8 million in 2022 and 2023, respectively. The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of March 31, 2022, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the notes to the condensed consolidated financial statements and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to eight years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of March 31, 2022, the value of our obligations under operating leases was $6.4 million. See note 6 to the condensed consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of March 31, 2022, we recorded approximately $0.9 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2022 are $0.9 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Company's Board of Directors previously approved a stock repurchase program that permits the Company to repurchase its common stock. As of March 31, 2022, the value of shares available to be purchased under the current plan was $13.1 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See note 12 of the notes to the condensed consolidated financial statements for further information.

We anticipate capital expenditures in 2022 to be approximately $20 million. The increase over prior periods is due to the additional investments in the development of new products and features. We intend to use operating cash flows to fund capital expenditures.
Impact of COVID-19 on our Business

The spread of the coronavirus disease (“COVID-19”) caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. COVID-19 slowed recruitment activity for our businesses during 2020 as employers slowed hiring, which reduced our revenues and operating cash flows during 2020 and into the beginning of 2021. The pandemic may impact our financial performance in the coming months, but, based on information currently available, we are not anticipating a significant long-term impact on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. However, the situation is uncertain and rapidly changing. The Company cannot at this time predict the ultimate impact that the COVID-19 pandemic will have on its financial condition and operations. In an effort to protect the health and safety of our employees, we have taken action to adopt certain policies at our office locations, including working from home and the temporary closure of our locations when necessary. We may have to take further actions that we determine are in the best interests of our employees or as required by health organizations, federal, state, or local authorities.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the further development of additional treatments or vaccines, and the resumption of widespread economic activity. While the pandemic may impact our financial performance in the coming months, due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we may not be able to predict the likely impact of the COVID-19 pandemic on our future operations.

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

Foreign Exchange Risk

Prior to June 30, 2021, we conducted business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers ("eFC") name. Subsequent to June 30, 2021, our operations are conducted within the United States. As a result, our current operations are not subject to foreign exchange risk

The Company's investment in eFC, as described in note 7 to the condensed consolidated financial statements, which is recorded under the equity method of accounting, subjects the Company to foreign exchange risk because the functional currency of eFC is the British Pound Sterling. Accordingly, the Company must translate its share of eFC's net income into United States dollars. The Company's share of eFC's net income is not expected to be significant.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a LIBOR rate or base rate plus a margin. The margin ranges from 1.75% to 2.50% on the LIBOR loans and 0.75% to 1.50% on the base rate, as determined by our most recent consolidated leverage ratio. As of March 31, 2022, we had outstanding borrowings of $33.0 million under our Credit Agreement. If interest rates increased 1.0%, interest expense in 2022 on our current borrowings would increase by approximately $0.2 million.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the SEC. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2022. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of May 4, 2022, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities
Stock Repurchase Plans—Our Board approved a stock repurchase program that permits the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The following table summarizes the stock repurchase plans approved by the Board:

	May 2020 to May 2021(1)	Feb 2021 to Jun 2022(2)	Feb 2022 to Feb 2023(3)
Approval Date	May 2020	February 2021	February 2022
Authorized Repurchase Amount of Common Stock	$5 million	$20 million	$15 million
(1) During the first quarter of 2021, the Company completed its purchases under the plan, which consisted of 2.2 million shares for $5.0 million, effectively ending the plan prior to its original expiration date.
(2) During the second quarter of 2021, the Company amended its $8 million stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million. During the first quarter of 2022, the Company completed its purchases under the plan, which consisted of approximately 4.4 million shares for $20 million, effectively ending the plan prior to its original expiration date.
(3) On February 15, 2022, the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $15 million of the Company's common stock through February 2023.

During the quarter ended March 31, 2022, purchases of the Company's common stock were as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2022	943,036	$5.69	742,286	$1,504,702
February 1 through February 28, 2022	543,371	$5.73	327,407	$14,499,672
March 1 through March 31, 2022	232,533	$5.84	232,533	$13,142,226
Total	1,718,940	$5.72	1,302,226
(1) Total number of shares purchased includes shares purchased under our stock repurchase plan described above and shares purchased pursuant to the 2012 Omnibus Equity Award Plan related to shares withheld to satisfy employee income tax obligations upon the vesting of restricted stock awards.
(2) Average price paid per share includes costs associated with the repurchases.
(3) Total number of shares purchased as part of publicly announced plans or programs includes shares purchased under our stock repurchase plan described above.

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

Date:	May 4, 2022	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kevin Bostick
Kevin Bostick Chief Financial Officer
(Principal Financial Officer)