Form 10-Q
period 2022-06-30
DHI GROUP, INC.
filed 2022-08-03
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022
______________________________________________
 OR

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-33584
 ____________________________________________
DHI Group, Inc.
(Exact name of Registrant as specified in its Charter)
 ______________________________________________

Delaware	20-3179218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6465 South Greenwood Plaza, Suite 400	80111
Centennial, Colorado	(Zip Code)
(Address of principal executive offices)
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
As of July 29, 2022, there were 48,501,668 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2022 and 2021
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2022 and 2021
	Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended June 30, 2022 and 2021
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2022 and 2021
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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$3,615	$1,540
Accounts receivable, net of allowance for doubtful accounts of $881 and $733	18,342	18,385
Income taxes receivable	—	354
Prepaid and other current assets	5,730	4,177
Total current assets	27,687	24,456
Fixed assets, net	20,941	20,581
Capitalized contract costs	9,279	9,131
Operating lease right-of-use assets	5,981	6,888
Investments	4,233	3,769
Investments, at fair value	3,000	3,000
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	3,200	1,853
Total assets	$226,221	$221,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,987	$15,859
Deferred revenue	53,371	45,217
Income taxes payable	622	—
Operating lease liabilities	2,417	2,388
Total current liabilities	73,397	63,464
Deferred revenue	773	929
Operating lease liabilities	5,774	6,982
Long-term debt, net	30,000	22,730
Deferred income taxes	6,223	9,315
Accrual for unrecognized tax benefits	979	785
Other long-term liabilities	970	1,011
Total liabilities	118,116	105,216
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 76,117 and 73,584 shares, respectively; outstanding: 48,525 and 48,756 shares, respectively	761	738
Additional paid-in capital	246,645	241,854
Accumulated other comprehensive loss	(111)	(61)
Accumulated earnings	26,980	24,229
Treasury stock, 27,592 and 24,828 shares, respectively	(166,170)	(150,398)
Total stockholders’ equity	108,105	116,362
Total liabilities and stockholders’ equity	$226,221	$221,578
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$37,057	$28,721	$71,391	$55,397

Operating expenses:
Cost of revenues	4,181	3,593	8,280	7,295
Product development	4,360	3,510	8,302	7,112
Sales and marketing	14,274	10,151	28,215	19,922
General and administrative	9,109	6,939	16,875	13,093
Depreciation	4,228	4,040	8,186	7,671
Total operating expenses	36,152	28,233	69,858	55,093
Operating income	905	488	1,533	304
Income from equity method investment	361	—	516	—
Gain (loss) on investments	320	(674)	320	1,839
Interest expense and other	(298)	(87)	(543)	(282)
Income (loss) before income taxes	1,288	(273)	1,826	1,861
Income tax expense (benefit)	(162)	(61)	(925)	61
Income (loss) from continuing operations	1,450	(212)	2,751	1,800
Loss from discontinued operations, net of tax	—	(29,999)	—	(29,340)
Net income (loss)	$1,450	$(30,211)	$2,751	$(27,540)

Basic earnings per share - continuing operations	$0.03	$—	$0.06	$0.04
Diluted earnings per share - continuing operations	$0.03	$—	$0.06	$0.04

Basic earnings (loss) per share - discontinued operations	$—	$(0.64)	$—	$(0.62)
Diluted earnings (loss) per share - discontinued operations	$—	$(0.64)	$—	$(0.60)

Basic earnings (loss) per share	$0.03	$(0.64)	$0.06	$(0.58)
Diluted earnings (loss) per share	$0.03	$(0.64)	$0.06	$(0.56)

Weighted-average basic shares outstanding	44,682	47,227	44,692	47,111
Weighted-average diluted shares outstanding	46,961	47,227	46,977	48,854
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$1,450	$(30,211)	$2,751	$(27,540)

Other comprehensive income:
Foreign currency translation adjustment	(58)	159	(50)	456
Cumulative translation adjustments reclassified to the Statement of Operations	—	28,063	—	28,063
Total other comprehensive income	(58)	28,222	(50)	28,519
Comprehensive income (loss)	$1,392	$(1,989)	$2,701	$979
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2021	—	$—	73,584	$738	$241,854	24,828	$(150,398)	$24,229	$(61)	116,362
Net income								1,301		1,301
Other comprehensive income - translation adjustments									8	8
Stock-based compensation					2,235					2,235
Restricted stock issued			932	9	(9)					—
Performance-Based Restricted Stock Units eligible to vest			1,773	17	(17)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(82)	(1)	1	417	(2,309)			(2,309)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(93)	(1)	1	356	(1,893)			(1,893)
Purchase of treasury stock under stock repurchase plan						1,302	(7,499)			(7,499)
Balance at March 31, 2022	—	$—	76,114	$762	$244,065	26,903	$(162,099)	$25,530	$(53)	$108,205
Net income								1,450		1,450
Other comprehensive income (loss) - translation adjustments									(58)	(58)
Stock-based compensation					2,456					2,456
Restricted stock forfeited or withheld to satisfy tax obligations			(26)	(1)	—	59	(348)			(349)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	5	(22)			(22)
Purchase of treasury stock under stock repurchase plan						625	(3,701)			(3,701)
Issuance of common stock upon ESPP purchase			29	—	124					124
Balance at June 30, 2022	—	$—	76,117	$761	$246,645	27,592	$(166,170)	$26,980	$(111)	$108,105

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2020	—	$—	71,233	$714	$233,554	20,013	$(132,150)	$53,971	$(28,519)	$127,570
Net income								2,671		2,671
Other comprehensive income - translation adjustments									297	297
Stock-based compensation					1,758					1,758
Restricted stock issued			1,468	15						15
Performance-Based Restricted Stock Units eligible to vest			813	8						8
Restricted stock forfeited or withheld to satisfy tax obligations			(204)	(2)		369	(984)			(986)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(39)	—		139	(357)			(357)
Purchase of treasury stock under stock repurchase plan						590	(1,546)			(1,546)
Balance at March 31, 2021	—	$—	73,271	$735	$235,312	21,111	$(135,037)	$56,642	$(28,222)	$129,430
Net loss								(30,211)		(30,211)
Other comprehensive income - translation adjustments									159	159
Cumulative translation adjustments reclassified to the Statements of Operations									28,063	28,063
Stock-based compensation					2,302					2,302
Restricted stock issued			292	2						2
Restricted stock forfeited or withheld to satisfy tax obligations			(328)	(4)		135	(430)			(434)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—		17	(57)			(57)
Purchase of treasury stock under stock repurchase plan						532	(1,756)			(1,756)
Balance at June 30, 2021	—	$—	73,235	$733	$237,614	21,795	$(137,280)	$26,431	$—	$127,498
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from (used in) operating activities:
Net income (loss)	$2,751	$(27,540)
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	8,186	8,445
Deferred income taxes	(3,092)	(951)
Amortization of deferred financing costs	73	74
Stock-based compensation	4,691	4,060
Income from equity method investment	(516)	—
Gain on investments	(320)	(1,839)
Change in accrual for unrecognized tax benefits	194	82
Loss on disposition of discontinued operations	—	30,203
Changes in operating assets and liabilities:
Accounts receivable	43	3,556
Prepaid expenses and other assets	(2,189)	(373)
Capitalized contract costs	(147)	(554)
Accounts payable and accrued expenses	1,113	(4,507)
Income taxes receivable/payable	976	1,613
Deferred revenue	7,998	7,118
Other, net	(313)	(89)
Net cash flows from operating activities	19,448	19,298
Cash flows from (used in) investing activities:
Cash transferred with discontinued operations	—	(2,951)
Cash received from sale of investment	320	—
Purchases of fixed assets	(8,530)	(6,822)
Net cash flows used in investing activities	(8,210)	(9,773)
Cash flows from (used in) financing activities:
Payments on long-term debt	(8,000)	(9,000)
Proceeds from long-term debt	15,000	5,000
Financing costs paid	(515)	—
Payments under stock repurchase plan	(11,200)	(3,444)
Purchase of treasury stock related to vested restricted and performance stock units	(4,572)	(1,826)
Proceeds from issuance of common stock through ESPP	124	—
Net cash flows used in financing activities	(9,163)	(9,270)
Effect of exchange rate changes	—	10
Net change in cash and cash equivalents for the period	2,075	265
Cash and cash equivalents, beginning of period	1,540	7,640
Cash and cash equivalents, end of period	$3,615	$7,905

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”). Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six-month period ended June 30, 2022.

On June 30, 2021, the Company transferred majority ownership and control of its eFinancialCareers ("eFC") business to eFC's management, while retaining a 40% common share interest. The eFC business was significant to the Company and the transfer was considered to be a strategic shift from the financial services industry and from the geographies eFC serves that had a major effect on the Company's operations. As a result, the eFC business was deconsolidated from the Company's condensed consolidated balance sheets and statements of operations as of June 30, 2021 and is reflected as a discontinued operation for all periods presented on or before June 30, 2021. The historical condensed consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows have not been revised to reflect the effects of the transfer of control of eFC. For further information on discontinued operations, see Note 4, “Discontinued Operations.” Unless noted otherwise, discussion in the notes to the condensed consolidated financial statements pertain to continuing operations.

The Company allocates resources and assesses financial performance on a consolidated basis, as all services pertain to the Company's Tech-focused strategy. As a result, the Company has a single reportable segment, Tech-focused, which includes the Dice and ClearanceJobs brands, as well as corporate related costs. All operations are in the United States and the Company no longer has revenues and long-lived assets, which includes fixed assets and lease right of use assets, outside of the United States.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. Investments, non-current that are carried at fair value use a discounted cash flow technique based on the probability of one or more possible outcomes, based on Level 3 inputs, which inputs and fair value did not change during the three and six month period ended June 30, 2022. The fair value of the long-term debt was estimated using present value techniques and market based interest rates and credit spreads. The estimated fair value of long-term debt is based on Level 2 inputs.

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

On June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest. The Company valued its 40% interest in eFC utilizing a combination of a discounted cash flow and a market approach. The discounted cash flow included declining revenues for the years ending December 31, 2021 and 2022 as compared to the year ended December 31, 2020 and then increasing moderately. The discounted cash flow also included operating margin declines for the year ending December 31, 2022 compared to the year ending December 31, 2021 and then increasing moderately. The Company utilized a discount rate of 19%. The market approach included the analysis of data from transactions on guideline companies and applied multiples of those transactions to eFC's results.

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

The results of discontinued operations on the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenues	$6,173	$12,130
Operating expenses	(5,546)	(10,821)
Operating income	627	1,309
Loss on disposition of discontinued operations[1]	(30,203)	(30,203)
Other income (expense)	(1)	1
Loss before income taxes	(29,577)	(28,893)
Income tax expense	422	447
Net loss	$(29,999)	$(29,340)

(1) The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the three and six month period ended June 30, 2021.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Depreciation, fixed asset purchases and other significant non-cash items related to discontinued operations were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Depreciation	$309	$774
Purchases of fixed assets	$323	$447

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$413	$804

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

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dice(1)	$26,823	$20,583	$51,457	$39,634
ClearanceJobs	10,234	8,138	19,934	15,763
Total	$37,057	$28,721	$71,391	$55,397

(1) Includes Dice and Career Events

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of June 30, 2022	As of December 31, 2021

Receivables	$18,342	$18,385
Short-term contract liabilities (deferred revenue)	53,371	45,217
Long-term contract liabilities (deferred revenue)	773	929

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$25,928	$20,065	$33,289	$26,499

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2022	2023	2024	2025	Total
Tech-focused	$42,793	$11,015	$319	$17	$54,144

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

The components of lease cost were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost(1)	$535	$558	$1,081	$1,122
Sublease income	(127)	(180)	(250)	(360)
Total lease cost	$408	$378	$831	$762

(1) Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$703	$1,221

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	June 30, 2022	December 31, 2021
Operating lease right-of-use-assets	$5,981	$6,888

Operating lease liabilities - current	2,417	2,388
Operating lease liabilities - non-current	5,774	6,982
Total operating lease liabilities	$8,191	$9,370

Weighted Average Remaining Lease Term (in years)
Operating leases	3.2	3.6

Weighted Average Discount Rate
Operating leases	3.79%	3.80%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the three and six month periods ended June 30, 2022 and 2021.

As of June 30, 2022, future operating lease payments were as follows (in thousands):

Operating Leases
July 1, 2022 through December 31, 2022	$1,354
2023	2,451
2024	1,965
2025	1,946
2026	992
2027 and thereafter	83
Total lease payments	$8,791
Less imputed interest	600
Total	$8,191

As of June 30, 2022 the Company has no additional operating or finance leases that have not yet commenced.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Investments, Non-current, at Fair Value

During the third quarter of 2021, the Company invested $3.0 million through a subordinated convertible promissory note (the "Note") of $3.0 million with a values-based career destination company that allows the next generation workforce to search for jobs at companies whose people, perks and values align with their unique professional needs. The Note earns interest at 6.00% and matures at the earlier of a Qualified Financing, as described in the Note, or settled in cash on or after August 20, 2022, at the option of the Company. Upon a Qualified Financing, the Company will convert its investment into shares of preferred stock at 80% of the per share value in the Qualified Financing. The investment is recorded as a trading security at fair value with realized and unrealized gains and losses included in earnings. The Note is recorded at $3.0 million as of June 30, 2022 and December 31, 2021 and there was no gain or loss included in earnings during the three and six month periods ended June 30, 2022.

Investments, Non-current

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership and control of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. During the second quarter of 2022, the Company sold its 40% interest in Rigzone to Rigzone management for $0.3 million. At the time of the sale, the recorded value of the investment was zero. Accordingly, the Company recognized a $0.3 million gain on sale, which was included in gain (loss) on investment on the condensed consolidated statements of operations.

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

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated the 40% common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC is amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. The amortization was not material for the three and six months ended June 30, 2022. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. For the three and six month periods ended June 30, 2022, the Company recorded $0.4 million and $0.5 million, respectively, of income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference.

At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. As of December 31, 2019 it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment was carried at its original cost of $2.0 million and was included in the other assets section of the condensed consolidated balance sheets. During the three months ended March 31, 2020, based on the investment's historical cash burn rate, uncertainty of its ability to meet revenue and cash flow projections, current liquidity position, lack of access to additional capital, and impacts from the COVID-19 pandemic, the Company determined the value to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020. The investment is recorded at zero as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022 and December 31, 2021, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. No impairment was recorded during the three and six month periods ended June 30, 2022 and 2021.

The projections utilized in the October 1, 2021 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2021 analysis included operating margins during the year ending December 31, 2021 that approximate operating margins for the year ended December 31, 2020 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. The Company's operating results attributable to the Dice trademarks and brand name through June 30, 2022 and projections of future results have met or exceeded those included in the projections utilized in the October 1, 2021 analysis. In the October 1, 2021 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0% based on comparable industry studies and a discount rate of 12.5%.

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

9.   GOODWILL

Goodwill for the Tech-focused reporting unit as of June 30, 2022 and December 31, 2021 was $128.1 million. There were no changes to goodwill from December 31, 2021 to June 30, 2022.

The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. The results of the impairment test indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of October 1, 2021.

Results for the Tech-focused reporting unit for the fourth quarter of 2021 and the first six months of 2022 and estimated future results as of June 30, 2022 have exceeded the projections used in the October 1, 2021 impairment test. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of June 30, 2022. Therefore, no quantitative impairment test was performed as of June 30, 2022. No impairment was recorded during the three and six month periods ended June 30, 2022 and 2021.

The projections utilized in the October 1, 2021 impairment test included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2021 impairment test included operating margins during the year ending December 31, 2021 that approximate operating margins for the year ended December 31, 2020 and then increasing modestly. If future cash flows that are attributable to the Tech-focused reporting unit are not achieved, the Company could realize an impairment in a future period. The discount rate applied for the Tech-focused reporting unit in the October 1, 2021 impairment test was 11.5%. An increase to the discount

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, uncertainty related to COVID-19, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

10.    INDEBTEDNESS

Credit Agreement—In June 2022, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in June 2027 and replaces the Company's prior Old Credit Agreement (defined below). The Credit Agreement provides for a revolving loan facility of $100 million ($90 million under the Old Credit Agreement), with an expansion option of $50 million, bringing the total facility to $150 million, as permitted under the terms of the Credit Agreement. At the closing of the Credit Agreement, the Company borrowed $30 million to repay, in full, all outstanding indebtedness, including accrued interest, under the Old Credit Agreement. Unamortized debt issuance costs from the previous credit agreement of $0.2 million and debt issuance costs of $0.5 million related to the new agreement were recorded as other assets on the condensed consolidated balance sheets as of June 30, 2022 and will be recorded to interest expense over the term of the Credit Agreement.

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at a Secured Overnight Financing Rate ("SOFR") rate or a base rate plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. There were no borrowings in pounds sterling as of June 30, 2022 and December 31, 2021. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2022, the Company was in compliance with all of the financial covenants under the Credit Agreement.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The obligations under the Credit Agreement are guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

Previous Credit Agreement - The Borrowers previously maintained a Second Amended and Restated Credit Agreement (the "Old Credit Agreement"), which was scheduled to mature in November 2023. The Old Credit Agreement, when entered into during November 2018, provided for a revolving loan facility of $90 million, with an expansion option of $50 million, bringing the total facility to $140 million, as permitted by the terms of the Old Credit Agreement.

Borrowings under the Old Credit Agreement accrued interest, at the Company's option, at a LIBOR rate or a base rate plus a margin. The margin ranged from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company's most recent consolidated leverage ratio. The Company incurred a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. The was no penalty for prepayment of the Old Credit Agreement.

The amounts borrowed as of June 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Amounts borrowed:
Revolving credit facility	$30,000	$23,000
Less: deferred financing costs, net of accumulated amortization of $467 as of December 31, 2021[1]	—	(270)
Long-term debt, net	$30,000	$22,730

Available to be borrowed under revolving facility, subject to certain limitations	$70,000	$67,000

Interest rates:
SOFR/LIBOR rate loans:
Interest margin	2.00%	1.75%
Actual interest rates	3.30%	1.88%

Commitment fee	0.35%	0.30%

(1) In connection with the new Credit Agreement entered into during the three months ended June 30, 2022, the Company recorded deferred financing costs of $0.7 million to other assets on the condensed consolidated balance sheets. Accumulated amortization as of June 30, 2022 was approximately zero.

There are no scheduled principal payments until maturity of the Credit Agreement in June 2027.

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

(3) On February 15, 2022, the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $15.0 million of the Company's common stock through February 2023.

As of June 30, 2022 the value of shares that may yet be purchased under the current plan was $9.4 million.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares repurchased(1)	625,069	532,448	1,927,295	1,122,347
Average purchase price per share(2)	$5.94	$3.30	$5.83	$2.94
Dollar value of shares repurchased (in thousands)	$3,714	$1,756	$11,239	$3,303
(1) No shares of our common stock were purchased other than through a publicly announced plan or program.
(2) Average price paid per share includes costs associated with the repurchases.

There were 24,758 and 135,330 unsettled share repurchases as of June 30, 2022 and 2021, respectively.

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

Purchases of the Company’s common stock pursuant to the 2012 Omnibus Equity Award Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares repurchased upon restricted stock/PSU vesting	64,381	151,225	837,429	660,124
Average purchase price per share	$5.75	$3.21	$5.46	$2.77
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$370	$485	$4,572	$1,826

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded total stock-based compensation expense of $2.5 million and $4.7 million during the three and six month periods ended June 30, 2022, respectively, and $1.8 million and $3.4 million during the three and six month periods ended June 30, 2021, respectively. At June 30, 2022, there was $16.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

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

A summary of the status of restricted stock awards as of June 30, 2022 and 2021 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,124,491	$3.62	4,107,217	$2.49
Granted	—	$—	291,460	$2.99
Forfeited	(27,002)	$4.01	(327,959)	$2.65
Vested	(411,416)	$2.64	(594,662)	$2.35
Non-vested at end of period	2,686,073	$3.77	3,476,056	$2.55

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,371,832	$2.80	3,877,853	$2.49
Granted	932,500	$5.17	1,759,683	$2.68
Forfeited	(108,716)	$3.18	(532,134)	$2.69
Vested	(1,509,543)	$2.52	(1,629,346)	$2.49
Non-vested at end of period	2,686,073	$3.77	3,476,056	$2.55

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under compensation agreements that are for services provided by the employees. The fair value of the PSUs is measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the year of grant, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period.

There was no cash flow impact resulting from the grants.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of PSUs as of June 30, 2022 and 2021 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,125,049	$3.48	1,897,671	$2.54
Forfeited	—	$—	(40,000)	$2.62
Vested	(14,553)	$3.00	(42,139)	$2.75
Non-vested at end of period	2,110,496	$3.48	1,815,532	$2.53

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,593,775	$2.62	1,352,438	$2.50
Granted(1)	1,553,332	$3.77	990,000	$2.62
Forfeited(2)	(93,341)	$2.40	(145,656)	$2.63
Vested	(943,270)	$2.61	(381,250)	$2.60
Non-vested at end of period	2,110,496	$3.48	1,815,532	$2.53
(1) PSUs granted includes 853,332 additional PSUs granted in the first quarter of 2022 related to the bookings achievement for the performance period ended December 31, 2021.
(2)PSUs forfeited includes 48,633 PSUs forfeited in the first quarter 2022 related to the bookings achievement for the performance period ended December 31, 2020.

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the six month periods ended June 30, 2022 and 2021.

There were no options outstanding as of December 31, 2021. A summary of options outstanding as of and for the periods ended June 30, 2021 are presented below:

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

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. The first offering period commenced January 1, 2022. During the six months ended June 30, 2022, 29,253 shares were issued under the plan. No shares were issued during the six months ended June 30, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from continuing operations	$1,450	$(212)	$2,751	$1,800
Loss from discontinued operations, net of tax	$—	$(29,999)	$—	$(29,340)
Net income (loss)	$1,450	$(30,211)	$2,751	$(27,540)

Weighted-average shares outstanding—basic	44,682	47,227	44,692	47,111
Add shares issuable from stock-based awards[1]	2,279	—	2,285	1,743
Weighted-average shares outstanding—diluted	46,961	47,227	46,977	48,854

Basic earnings per share - continuing operations	$0.03	$—	$0.06	$0.04
Diluted earnings per share - continuing operations	$0.03	$—	$0.06	$0.04

Basic earnings (loss) per share - discontinued operations	$—	$(0.64)	$—	$(0.62)
Diluted earnings (loss) per share - discontinued operations	$—	$(0.64)	$—	$(0.60)

Basic earnings (loss) per share	$0.03	$(0.64)	$0.06	$(0.58)
Diluted earnings (loss) per share	$0.03	$(0.64)	$0.06	$(0.56)

Shares excluded from the calculation of diluted earnings per share[2]	—	408	936	436

(1) For the three months ended June 30, 2021, 1.9 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss from continuing operations.

(2) Represents outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted earnings per share.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES

The Company’s effective tax rate was (13)% and (51)% for the three and six months ended June 30, 2022, respectively, and 22% and 3% for the three and six months ended June 30, 2021, respectively. In addition to state income taxes, the following items caused the effective tax rate to differ from the U.S. statutory rate:
•Tax benefits of $0.2 million and $1.0 million during the three and six months ended June 30, 2022, from the vesting of share-based compensation awards.
•A tax benefit of $0.1 million during the three and six months ended June 30, 2022, from research tax credits.
•Tax benefits of $0.1 million during the three and six months ended June 30, 2022, and $0.4 million during the six months ended June 30, 2021, from the release of a valuation allowance on the Company's capital loss carryforward.

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

Information contained herein contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future results of operations. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, cyclicality or downturns in the economy or industries we serve, the potential impact of COVID-19 on our operations and financial results, uncertainty in respect to the regulation of data protection and data privacy, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, failure to successfully identify or integrate acquisitions, U.S. and foreign government regulation of the Internet and taxation, our ability to borrow funds under our revolving credit facility or refinance our indebtedness and restrictions on our current and future operations under such indebtedness. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with U.S. GAAP. Such measures presented herein include adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock-based compensation expense, impairment, gain or loss on sale of businesses, and certain other income or expense items, as defined, (“Adjusted EBITDA") and Adjusted EBITDA Margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for definitions of these measures as well as reconciliations to the comparable GAAP measure.

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

We have been in the recruiting and career development business for over 30 years. Based on our operating structure, we have identified one reportable segment, Tech-focused, which includes the Dice and ClearanceJobs businesses and corporate related costs. The Dice and ClearanceJobs businesses and corporate related costs are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands or costs. As a result of the eFC separation, the eFC business was deconsolidated from the Company's condensed consolidated balance sheets and statements of operations as of June 30, 2021 and is reflected as a discontinued operation for all periods presented on or before June 30, 2021.

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

	As of June 30,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2022	2021
Dice	6,386	5,441	945	17%
ClearanceJobs	1,976	1,784	192	11%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended June 30,				Six months ended June 30,
	2022	2021	Increase (Decrease)	Percent Change	2022	2021	Increase (Decrease)	Percent Change
Dice	$14,304	$13,488	$816	6%	$14,208	$13,512	$696	5%
ClearanceJobs	$18,708	$16,728	$1,980	12%	$18,564	$16,608	$1,956	12%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

Dice had 6,386 recruitment package customers as of June 30, 2022, which was an increase of 945, or 17%, year over year and average annual revenue per recruitment package customer for Dice increased $816, or 6%, year over year. The increases were driven by strong renewal rates and new business activity. ClearanceJobs had 1,976 recruitment package customers as of June 30, 2022 compared to 1,784 as of June 30, 2021, an increase of 11%, and average annual revenue per recruitment package customer increased $1,980, or 12%, year over year. The increases for ClearanceJobs were due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

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

		Comparison to Prior Year End			Comparison Year Over Year
	6/30/2022	12/31/2021	Increase (Decrease)	Percent Change	6/30/2021	Increase (Decrease)	Percent Change
Deferred Revenue	$54,144	$46,146	$7,998	17%	$43,188	$10,956	25%
Contractual commitments not invoiced	49,981	46,497	3,484	7%	31,890	18,091	57%
Backlog(1)	$104,125	$92,643	$11,482	12%	$75,078	$29,047	39%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at June 30, 2022 increased $11.5 million and $29.0 million from December 31, 2021 and June 30, 2021, respectively. The increase in backlog compared to December 31, 2021 and June 30, 2021 is due to the strong technology recruitment market driving bookings growth at both Dice and ClearanceJobs, a focus on signing multi-year contracts, and the Company's ongoing investments in sales and marketing. The first quarter of each year is generally the largest bookings quarter of the year, also contributing to the growth from December 31, 2021.

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

Product Releases
2022	2021
New Job Apply Flow, Dice TalentSearch Time Zone Search	Dice Marketplace, Dice TalentSearch Social Data Refresh, Brand.io, TalentSearch Personalization, Unbiased Sourcing Mode
Multi-Factor Authentication, ClearanceJobs Live Video	ClearanceJobs Meetings, ClearanceJobs Video, Team Recruiting, Shared Talent Pipelines, Quality of Use Improvements

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

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2022	2021
	(in thousands, except percentages)

Dice(1)	$26,823	$20,583	$6,240	30%
ClearanceJobs	10,234	8,138	2,096	26%
Total revenues	$37,057	$28,721	$8,336	29%

(1) Includes Dice and Career Events
For the three months ended June 30, 2022 we experienced an increase in revenue of $8.3 million, or 29%. Revenue at Dice increased $6.2 million, or 30%, compared to the same period in 2021 due to improvements in renewal rates and new business activity along with consistently increasing customer counts, which drives additional revenue in future periods. Revenues for ClearanceJobs increased $2.1 million, or 26%, as compared to the same period in 2021, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenues

	Three Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Cost of revenues	$4,181	$3,593	$588	16%
Percentage of revenues	11.3%	12.5%

Cost of revenues increased $0.6 million, or 16%, driven by an increase of $0.5 million from higher compensation related costs, primarily from higher headcount. Operational costs, including the amortization of cloud computing costs, increased by $0.1 million.

Product Development Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Product development	$4,360	$3,510	$850	24%
Percentage of revenues	11.8%	12.2%
Product development expenses increased $0.9 million, or 24%, driven by an increase of $1.9 million from higher compensation related costs partially offset by an increase in capitalized labor of $1.1 million, which decreases operating expenses.

Sales and Marketing Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Sales and marketing	$14,274	$10,151	$4,123	41%
Percentage of revenues	38.5%	35.3%

Sales and marketing expenses increased $4.1 million, or 41% from the same period in 2021. This increase was driven by a $2.5 million increase in compensation related costs from higher headcount and quota attainment versus sales plan, $1.3 million increase in discretionary marketing expenses with strong customer recruitment activity, and a $0.3 million increase in operational costs, including travel and entertainment and company events as COVID-19 restrictions have eased.

General and Administrative Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
General and administrative	$9,109	$6,939	$2,170	31%
Percentage of revenues	24.6%	24.2%

General and administrative expenses increased $2.2 million, or 31% from the prior year. The increase was driven by a $1.5 million increase in compensation expense, which includes a $0.6 million increase in stock-based compensation. The increase in compensation expense is primarily due to higher achievement against targets for the Company's bonus and PSU plans. Operational costs, including professional fees, bad debt, travel, and training increased $0.7 million.

Depreciation

	Three Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Depreciation	$4,228	$4,040	$188	5%
Percentage of revenues	11.4%	14.1%

Depreciation expense increased $0.2 million or 5% from the same period in 2021 in connection with increasing capitalized development costs throughout 2021 and projects being placed into service driving higher depreciation in 2022.

Operating Income

	Three Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Revenue	$37,057	$28,721	$8,336	29%
Operating income	905	488	417	85%
Operating margin	2.4%	1.7%
Operating income for the three months ended June 30, 2022 was $0.9 million, a margin of 2.4%, compared to operating income of $0.5 million, a margin of 1.7%, for the same period in 2021, an improvement of $0.4 million. The increase in operating income and improved percentage margin was driven by higher revenues, partially offset by higher operating costs as the Company invests in its product and sales and marketing for future growth.

Income from Equity Method Investment

	Three Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Income from equity method investment	$361	$—	$361	n/a
Percentage of revenues	1.0%	—%

During the three months ended June 30, 2022, the Company recorded $0.4 million of income related to its proportionate share of eFC's net income.

Gain (Loss) on Investment

	Three Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Gain (loss) on investment	$320	$(674)	$994	(147)%
Percentage of revenues	0.9%	(2.3)%

During the three months ended June 30, 2022, the Company recognized a $0.3 million gain from the sale of its 40% common share interest in Rigzone. During the three months ended June 30, 2021, the Company recognized a $0.7 million loss on related to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after filing for its initial public offering. See also Note 7 of the Notes to the condensed consolidated financial statements.

Interest Expense and Other

	Three Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Interest expense and other	$298	$87	$211	243%
Percentage of revenues	0.8%	0.3%
Interest expense and other increased from the same period in 2021, primarily due to higher debt outstanding on the revolving credit facility during the current period.

Income Taxes

	Three Months Ended June 30,
	2022	2021
	(in thousands, except percentages)
Income (loss) before income taxes	$1,288	$(273)
Income tax benefit	(162)	(61)
Effective tax rate	(12.6)%	22.3%

Our effective tax rate for the three months ended June 30, 2022, differed from the U.S. statutory rate due to tax benefits of $0.2 million from the vesting of share-based compensation awards, $0.1 million from research tax credits, and $0.1 million from the release of a valuation allowance on our capital loss carryforward. The tax rate for the three months ended June 30, 2021, differed from the statutory rate due to state income taxes.

Income (loss) from discontinued operations, net of tax

	Three Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Income (loss) from discontinued operations, net of tax	$—	$(29,999)	$29,999	(100)%
Percentage of revenues	—%	(104.4)%

The Company transferred majority ownership of its eFC business on June 30, 2021 to eFC management and recorded it as a discontinued operation. As a result, the Company recognized a $30.0 million loss during the three months ended June 30, 2021. The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the three months ended June 30, 2021.

Earnings (loss) per Share

	Three Months Ended June 30,
	2022	2021
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$1,450	$(212)
Loss from discontinued operations, net of tax	—	(29,999)
Net income (loss)	$1,450	$(30,211)

Weighted-average shares outstanding - basic	44,682	47,227
Weighted-average shares outstanding - diluted	46,961	47,227

Diluted earnings per share - continuing operations	$0.03	$—
Diluted earnings (loss) per share - discontinued operations	$—	$(0.64)
Diluted earnings (loss) per share	$0.03	$(0.64)

Diluted earnings per share from continuing operations were $0.03 and $0.00 for the three months ended June 30, 2022 and 2021, respectively. The increase is driven by an increase in operating income and the gain on sale of investment in the current period. Diluted earnings (loss) per share were $0.03 and $(0.64) for the three months ended June 30, 2022 and 2021, respectively. The prior year loss per share was driven by the loss from discontinued operations, which did not occur in the second quarter of 2022.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenues

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2022	2021
	(in thousands, except percentages)
Tech-focused
Dice (1)	$51,457	$39,634	$11,823	30%
ClearanceJobs	19,934	15,763	4,171	26%
Total revenues	$71,391	$55,397	$15,994	29%

(1) Includes Dice U.S. and Career Events

We experienced an increase in revenue of $16.0 million, or 29%. Revenue at Dice increased by $11.8 million, or 30%, compared to the same period in 2021 due to improvements in renewal rates and new business activity, and increasing customer counts, which drives additional revenue in future periods. Revenue at ClearanceJobs increased by $4.2 million, or 26%, as compared to the same period in 2021, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.
Cost of Revenues

	Six Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Cost of revenues	$8,280	$7,295	$984	13%
Percentage of revenues	11.6%	13.2%

Cost of revenues increased $1.0 million, or 13%, driven by an increase of $0.8 million from higher compensation related costs, primarily from higher headcount. Operational costs, including the amortization of cloud computing costs, increased by $0.2 million.
Product Development Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Product development	$8,302	$7,112	$1,190	17%
Percentage of revenues	11.6%	12.8%

Product Development increased $1.2 million, or 17%, driven by an increase of $2.8 million from higher compensation related costs, partially offset by an increase in capitalized labor of $1.7 million, which decreases operating expenses.

Sales and Marketing Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Sales and marketing	$28,215	$19,922	$8,293	42%
Percentage of revenues	39.5%	36.0%

Sales and marketing expenses increased $8.3 million, or 42% from the same period in 2021. The increase was driven by a $4.8 million increase in compensation related costs from higher headcount and quota attainment versus sales plan, $2.8 million increase in discretionary marketing expenses with strong customer recruitment activity, and a $0.7 million increase in operational costs, including travel and entertainment and company events as COVID-19 restrictions have eased.

General and Administrative Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
General and administrative	$16,875	$13,093	$3,782	29%
Percentage of revenues	23.6%	23.6%

General and administrative costs increased $3.8 million, or 29%, from the same period in 2021. The increase was driven by a $2.6 million increase in compensation expense, which includes a $1.3 million increase in stock-based compensation. The increase in compensation expense is primarily due to higher achievement against targets for the Company's bonus and PSU plans. Operational costs, including legal, collection expenses, travel, and training increased $1.2 million.
Depreciation

	Six Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Depreciation	$8,186	$7,671	$515	7%
Percentage of revenues	11.5%	13.8%
Depreciation expense increased $0.5 million, or 7%, from the same period in 2021 in connection with increasing capitalized development costs throughout 2021 and projects being placed into service driving higher depreciation in 2022.

Operating Income

	Six Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Revenue	$71,391	$55,397	$15,994	29%
Operating income	1,533	304	1,229	404%
Operating margin	2.1%	0.5%

Operating income for the six months ended June 30, 2022 was $1.5 million, a margin of 2.1%, compared to operating income of $0.3 million, a margin of 0.5%, for the same period in 2021, an improvement of $1.2 million. The increase in operating income and improved percentage margin was driven by higher revenues, partially offset by higher operating costs as the Company invests in its product and sales and marketing for future growth.
Income from equity method investment

	Six Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Income from equity method investment	$516	$—	$516	—%
Percentage of revenues	0.7%	0.0%
During the six months ended June 30, 2022, the Company recorded $0.5 million of income related to its proportionate share of eFC's net income.
Interest Expense and Other

	Six Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Interest expense and other	$543	$282	$261	93%
Percentage of revenues	0.8%	0.5%

Interest expense and other increased $0.3 million, or 93%, compared to the same period in 2021, primarily due to higher debt outstanding on the revolving credit facility during the current period.

Gain (loss) on investment

	Six Months Ended June 30,		Decrease	Percent Change
	2022	2021
	(in thousands, except percentages)
Gain on investments	$320	$1,839	$(1,519)	(83)%
Percentage of revenues	0.4%	3.3%

During the six months ended June 30, 2022, the Company recognized a $0.3 million gain from the sale of its 40% common share interest in Rigzone. During the six months ended June 30, 2021, the Company recognized a $1.8 million gain related to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after filing an initial public offering. See also Note 7 of the Notes to the condensed consolidated financial statements.

Income Taxes

	Six Months Ended June 30,
	2022	2021
	(in thousands, except percentages)
Income before income taxes	$1,826	$1,861
Income tax expense (benefit)	(925)	61
Effective tax rate	(50.7)%	3.3%

Our effective tax rate for the six months ended June 30, 2022, differed from the U.S. statutory rate due to tax benefits of $1.0 million from the vesting of share-based compensation awards, $0.1 million from research tax credits, and $0.1 million from the release of a valuation allowance on our capital loss carryforward. The tax rate for the six months ended June 30, 2021, differed from the statutory rate due to a $0.4 million tax benefit from the release of a valuation allowance on our capital loss carryforward.

Income (loss) from discontinued operations, net of tax

	Six Months Ended June 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Income (loss) from discontinued operations, net of tax	$—	$(29,340)	$29,340	(100)%
Percentage of revenues	—%	(53.0)%
The Company transferred majority ownership of its eFC business on June 30, 2021 to eFC management and recorded it as a discontinued operation. As a result, the Company experienced a loss from discontinued operations, net of tax, of $29.3 million during the six months ended June 30, 2021. The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the six months ended June 30, 2021.

Earnings (loss) per Share

	Six Months Ended June 30,
	2022	2021
	(in thousands, except per share amounts)
Income from continuing operations	$2,751	$1,800
Income (loss) from discontinued operations, net of tax	$—	$(29,340)
Net income (loss)	$2,751	$(27,540)

Weighted-average shares outstanding - basic	44,692	47,111
Weighted-average shares outstanding - diluted	46,977	48,854

Diluted earnings per share - continuing operations	$0.06	$0.04
Diluted earnings (loss) per share - discontinued operations	$—	$(0.60)
Diluted earnings (loss) per share	$0.06	$(0.56)

Diluted earnings per share from continuing operations were $0.06 and $0.04 for the six months ended June 30, 2022 and 2021, respectively. The increase is driven by an increase in operating income and an income tax benefit in the current period. Diluted earnings (loss) per share were $0.06 and $(0.56) for the six months ended June 30, 2022 and 2021, respectively. The prior year loss per share was driven by the loss from discontinued operations.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management to measure operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin as performance measures for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses these measures to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, non-cash stock-based compensation, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain write-offs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, losses from equity method investments, transaction costs in connection with the credit agreement, deferred revenues written off in connection with acquisition purchase accounting adjustments, write-off of non-cash stock-based compensation expense, severance and retention costs related to dispositions and reorganizations of the Company, and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, including income from equity method investments, interest income, business interruption insurance proceeds, and any income or gain resulting from certain dispositions outside the ordinary course of business, including prior positive operating results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.
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

A reconciliation of Adjusted EBITDA for the six months ended June 30, 2022 and 2021 follows (in thousands):

	Six Months Ended June 30,
	Dollars
	2022	2021
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$2,751	$(27,540)
Interest expense	543	373
Income tax expense (benefit)	(925)	61
Depreciation	8,186	7,671
Non-cash stock-based compensation	4,691	3,438
Income from equity method investment	(516)	—
Gain on investment	(320)	(1,839)
Severance and related costs	323	1,311
Loss from discontinued operations, net of tax	—	29,340
Other	—	(90)
Adjusted EBITDA	$14,733	$12,725

Reconciliation of cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$19,448	$19,298
Interest expense	543	373
Amortization of deferred financing costs	(73)	(74)
Income tax expense (benefit)	(925)	61
Deferred income taxes	3,092	951
Change in accrual for unrecognized tax benefits	(194)	(82)
Change in accounts receivable	(43)	(3,556)
Change in deferred revenue	(7,998)	(7,118)
Discontinued operations results	—	(3,593)
Severance and related costs	323	1,311
Changes in working capital and other	560	5,154
Adjusted EBITDA	$14,733	$12,725

Net Income (Loss) Margin and Adjusted EBITDA Margin for the six months ended June 30, 2022 and 2021 follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Revenues	$71,391	$55,397

Net income (loss)	$2,751	$(27,540)
Net income (loss) margin(1)	4%	(50)%

Adjusted EBITDA	$14,733	$12,725
Adjusted EBITDA Margin(1)	21%	23%
(1) Net income (loss) margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenues.

Cash Flows

We have summarized our cash flows for the six months ended June 30, 2022 and 2021 (in thousands).

	Six Months Ended June 30,
	2022	2021
Cash from operating activities	$19,448	$19,298
Cash used in investing activities	$(8,210)	$(9,773)
Cash used in financing activities	$(9,163)	$(9,270)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At June 30, 2022, we had cash of $3.6 million compared to $1.5 million at December 31, 2021.

Liquidity

Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, we had $70.0 million in borrowing capacity under our $100.0 million Credit Agreement at June 30, 2022, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash and cash equivalents, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, gain on investments, loss on disposition of discontinued operations, and the effect of changes in working capital. Net cash flows from operating activities were $19.4 million and $19.3 million for the six-month periods ended June 30, 2022 and 2021, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2022 period increased $0.1 million compared to the same period of 2021.

Investing Activities

Cash used in investing activities during the six-month period ended June 30, 2022 was $8.2 million compared to $9.8 million used in the same period of 2021. Cash used in investing activities in the six-month period ended June 30, 2022 decreased from the comparable 2021 period due to $3.0 million of cash transferred to eFC related to the transfer of ownership in the prior year period. This decrease was partially offset by higher internal development costs in the current period, primarily driven by higher product development headcount.

Financing Activities

Cash used in financing activities during the six-month period ended June 30, 2022 was $9.2 million and was driven by $7.0 million of net proceeds on long-term debt, and offset by $15.8 million related to share repurchases. Cash used in financing activities during the six-month period ended June 30, 2021 was $9.3 million and was driven by $5.3 million of share repurchases and $4.0 million of net payments on long-term debt.

Financing and Capital Requirements

Credit Agreement

We have a $100 million revolving credit facility, which matures June 2027, with $30.0 million of borrowings on the facility at June 30, 2022, leaving $70.0 million available for future borrowings, subject to the terms of the Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at a Secured Overnight Financing Rate ("SOFR") rate or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. Assuming an interest rate of 3.30% (the rate in effect on June 30, 2022) on our current borrowings, interest payments are expected to be $0.5 million from July 1, 2022 to December 31, 2022, $1.0 million in each of 2023, 2024, 2025, and 2026 and $0.5 million in 2027. The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of June 30, 2022, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the notes to the condensed consolidated financial statements and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to eight years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of June 30, 2022, the value of our obligations under operating leases was $6.0 million. See note 6 to the condensed consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of June 30, 2022, we recorded approximately $1.0 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2022 are $1.0 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Company's Board of Directors previously approved a stock repurchase program that permits the Company to repurchase its common stock. During the six months ended June 30 2022, the Company repurchased $11.2 million of shares of its common stock pursuant to the stock repurchase program. As of June 30, 2022, the value of shares available to be purchased under the current plan was $9.4 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See note 12 of the notes to the condensed consolidated financial statements for further information.

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

From time to time, we see market slowdowns, which can lead to lower demand for recruiting technologists and financial and security cleared professionals. In 2020 and early in 2021, the COVID-19 pandemic led to a reduction in recruitment activity. If recruitment activity slows in the industries in which we operate, our revenues and results of operations may be negatively impacted.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement bear interest, at our option, at a SOFR rate, RFR rate or base rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and RFR loans and 1.00% to 1.75% on base rate loans, as determined by our most recent consolidated leverage ratio. As of June 30, 2022, we had outstanding borrowings of $30.0 million under our Credit Agreement. If interest rates increased 1.0%, interest expense in 2022 on our current borrowings would increase by approximately $0.2 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the SEC. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2022. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of August 3, 2022, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

During the quarter ended June 30, 2022, purchases of the Company's common stock were as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2022	261,220	$5.77	196,839	$12,004,937
May 1 through May 31, 2022	200,662	$6.27	200,662	$10,746,717
June 1 through June 30, 2022	227,568	$5.79	227,568	$9,428,219
Total	689,450		625,069
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

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1*
Third Amended and Restated Credit Agreement dated as of June 10, 2022, among DHI Group, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and BMO Harris Bank N.A., as co-syndication agents and TD Bank, N.A. and Citizens Bank, N.A., as co-documentation agents.

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

Date:	August 3, 2022	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kevin Bostick
Kevin Bostick Chief Financial Officer
(Principal Financial Officer)