Form 10-Q
period 2022-09-30
DHI GROUP, INC.
filed 2022-11-02
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022
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
As of October 28, 2022, there were 47,780,608 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021
	Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 5.	Other Information	40

Item 6.	Exhibits	41

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$3,848	$1,540
Accounts receivable, net of allowance for doubtful accounts of $1,126 and $733	18,861	18,385
Income taxes receivable	—	354
Prepaid and other current assets	3,879	4,177
Total current assets	26,588	24,456
Fixed assets, net	21,365	20,581
Capitalized contract costs	8,722	9,131
Operating lease right-of-use assets	5,512	6,888
Investments	5,325	3,769
Investments, at fair value	—	3,000
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	3,374	1,853
Total assets	$222,786	$221,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,650	$15,859
Deferred revenue	51,455	45,217
Income taxes payable	381	—
Operating lease liabilities	2,324	2,388
Total current liabilities	73,810	63,464
Deferred revenue	797	929
Operating lease liabilities	5,267	6,982
Long-term debt, net	30,000	22,730
Deferred income taxes	5,633	9,315
Accrual for unrecognized tax benefits	993	785
Other long-term liabilities	952	1,011
Total liabilities	117,452	105,216
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 76,403 and 73,584 shares, respectively; outstanding: 48,003 and 48,756 shares, respectively	764	738
Additional paid-in capital	249,139	241,854
Accumulated other comprehensive loss	(311)	(61)
Accumulated earnings	26,054	24,229
Treasury stock, 28,400 and 24,828 shares, respectively	(170,312)	(150,398)
Total stockholders’ equity	105,334	116,362
Total liabilities and stockholders’ equity	$222,786	$221,578
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$38,527	$30,758	$109,918	$86,155

Operating expenses:
Cost of revenues	4,561	3,791	12,841	11,086
Product development	4,680	4,056	12,982	11,168
Sales and marketing	14,992	11,292	43,207	31,214
General and administrative	8,668	7,556	25,543	20,649
Depreciation	4,408	4,359	12,594	12,030
Impairment of right-of-use asset	—	1,919	—	1,919
Total operating expenses	37,309	32,973	107,167	88,066
Operating income	1,218	(2,215)	2,751	(1,911)
Income from equity method investment	591	—	1,107	—
Gain (loss) on investments	—	(641)	320	1,198
Impairment of investment	(2,300)	—	(2,300)	—
Interest expense and other	(447)	(150)	(990)	(432)
Income (loss) before income taxes	(938)	(3,006)	888	(1,145)
Income tax benefit	(12)	(572)	(937)	(511)
Income (loss) from continuing operations	(926)	(2,434)	1,825	(634)
Loss from discontinued operations, net of tax	—	—	—	(29,340)
Net income (loss)	$(926)	$(2,434)	$1,825	$(29,974)

Basic earnings (loss) per share - continuing operations	$(0.02)	$(0.05)	$0.04	$(0.01)
Diluted earnings (loss) per share - continuing operations	$(0.02)	$(0.05)	$0.04	$(0.01)

Basic loss per share - discontinued operations	$—	$—	$—	$(0.63)
Diluted loss per share - discontinued operations	$—	$—	$—	$(0.63)

Basic earnings (loss) per share	$(0.02)	$(0.05)	$0.04	$(0.64)
Diluted earnings (loss) per share	$(0.02)	$(0.05)	$0.04	$(0.64)

Weighted-average basic shares outstanding	44,190	45,807	44,503	46,740
Weighted-average diluted shares outstanding	44,190	45,807	46,711	46,740
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(926)	$(2,434)	$1,825	$(29,974)

Other comprehensive income (loss):
Foreign currency translation adjustment	(200)	—	(250)	456
Cumulative translation adjustments reclassified to the Statement of Operations	—	—	—	28,063
Total other comprehensive income (loss)	(200)	—	(250)	28,519
Comprehensive income (loss)	$(1,126)	$(2,434)	$1,575	$(1,455)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2021	—	$—	73,584	$738	$241,854	24,828	$(150,398)	$24,229	$(61)	$116,362
Net income								1,301		1,301
Other comprehensive income - translation adjustments									8	8
Stock-based compensation					2,235					2,235
Restricted stock issued			932	9	(9)					—
Performance-Based Restricted Stock Units eligible to vest			1,773	17	(17)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(82)	(1)	1	417	(2,309)			(2,309)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(93)	(1)	1	356	(1,893)			(1,893)
Purchase of treasury stock under stock repurchase plan						1,302	(7,499)			(7,499)
Balance at March 31, 2022	—	$—	76,114	$762	$244,065	26,903	$(162,099)	$25,530	$(53)	$108,205
Net income								1,450		1,450
Other comprehensive loss - translation adjustments									(58)	(58)
Stock-based compensation					2,456					2,456
Restricted stock forfeited or withheld to satisfy tax obligations			(26)	(1)	—	59	(348)			(349)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	5	(22)			(22)
Purchase of treasury stock under stock repurchase plan						625	(3,701)			(3,701)
Issuance of common stock upon ESPP purchase			29	—	124					124
Balance at June 30, 2022	—	$—	76,117	$761	$246,645	27,592	$(166,170)	$26,980	$(111)	$108,105
Net income								(926)		(926)
Other comprehensive income (loss) - translation adjustments									(200)	(200)
Stock-based compensation					2,497					2,497
Restricted stock issued			294	3	(3)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(8)	—	—	88	(379)			(379)
Purchase of treasury stock under stock repurchase plan						720	(3,763)			(3,763)
Balance at September 30, 2022	—	$—	76,403	$764	$249,139	28,400	$(170,312)	$26,054	$(311)	$105,334

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2020	—	$—	71,233	$714	$233,554	20,013	$(132,150)	$53,971	$(28,519)	$127,570
Net income								2,671		2,671
Other comprehensive income - translation adjustments									297	297
Stock-based compensation					1,758					1,758
Restricted stock issued			1,468	15						15
Performance-Based Restricted Stock Units eligible to vest			813	8						8
Restricted stock forfeited or withheld to satisfy tax obligations			(204)	(2)		369	(984)			(986)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(39)	—		139	(357)			(357)
Purchase of treasury stock under stock repurchase plan						590	(1,546)			(1,546)
Balance at March 31, 2021	—	$—	73,271	$735	$235,312	21,111	$(135,037)	$56,642	$(28,222)	$129,430
Net loss								(30,211)		(30,211)
Other comprehensive income - translation adjustments									159	159
Cumulative translation adjustments reclassified to the Statements of Operations									28,063	28,063
Stock-based compensation					2,302					2,302
Restricted stock issued			292	2						2
Restricted stock forfeited or withheld to satisfy tax obligations			(328)	(4)		135	(430)			(434)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—		17	(57)			(57)
Purchase of treasury stock under stock repurchase plan						532	(1,756)			(1,756)
Balance at June 30, 2021	—	$—	73,235	$733	$237,614	21,795	$(137,280)	$26,431	$—	$127,498
Net loss								(2,434)		(2,434)
Stock-based compensation					2,154					2,154
Restricted stock issued			463	4	(4)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(116)	(2)	2	89	(303)			(303)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(6)	—		—	—			—
Purchase of treasury stock under stock repurchase plan						1,824	(6,756)			(6,756)
Balance at September 30, 2021	—	$—	73,576	$735	$239,766	23,708	$(144,339)	$23,997	$—	$120,159
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from (used in) operating activities:
Net income (loss)	$1,825	$(29,974)
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation	12,594	12,804
Deferred income taxes	(3,682)	(710)
Amortization of deferred financing costs	110	110
Stock-based compensation	7,188	6,214
Income from equity method investment	(1,107)	—
Impairment of right-of-use asset	—	1,919
Gain on investments	(320)	(1,198)
Change in accrual for unrecognized tax benefits	208	54
Impairment of investment	2,300	—
Loss on disposition of discontinued operations	—	30,203
Changes in operating assets and liabilities:
Accounts receivable	(476)	2,016
Prepaid expenses and other assets	(547)	(1,160)
Capitalized contract costs	410	(888)
Accounts payable and accrued expenses	3,807	(1,383)
Income taxes receivable/payable	735	442
Deferred revenue	6,106	7,332
Other, net	(465)	(158)
Net cash flows from operating activities	28,686	25,623
Cash flows from (used in) investing activities:
Cash transferred with discontinued operations	—	(2,951)
Cash paid for investment	—	(3,000)
Cash received from sale of investment	320	1,198
Purchases of fixed assets	(13,393)	(10,707)
Net cash flows used in investing activities	(13,073)	(15,460)
Cash flows from (used in) financing activities:
Payments on long-term debt	(8,000)	(9,000)
Proceeds from long-term debt	15,000	7,000
Financing costs paid	(515)	—
Payments under stock repurchase plan	(14,963)	(10,199)
Purchase of treasury stock related to vested restricted and performance stock units	(4,951)	(2,128)
Proceeds from issuance of common stock through ESPP	124	—
Net cash flows used in financing activities	(13,305)	(14,327)
Effect of exchange rate changes	—	10
Net change in cash and cash equivalents for the period	2,308	(4,154)
Cash and cash equivalents, beginning of period	1,540	7,640
Cash and cash equivalents, end of period	$3,848	$3,486

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”). Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine-month period ended September 30, 2022.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. Investments, non-current that were carried at fair value, prior to the conversion to preferred shares as described in Note 7, used a discounted cash flow technique based on the probability of one or more possible outcomes, based on Level 3 inputs, which inputs and fair value did not change during the nine months ended September 30, 2022. The fair value of the long-term debt was estimated using present value techniques and market based interest rates and credit spreads. The estimated fair value of long-term debt is based on Level 2 inputs.

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

The results of discontinued operations on the condensed consolidated statements of operations were as follows (in thousands):

Nine Months Ended September 30,
2021
Revenues	$12,130
Operating expenses	(10,821)
Operating income	1,309
Loss on disposition of discontinued operations[1]	(30,203)
Other income	1
Loss before income taxes	(28,893)
Income tax expense	447
Net loss	$(29,340)

(1) The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the three and six months ended June 30, 2021.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Depreciation, fixed asset purchases and other significant non-cash items related to discontinued operations were as follows (in thousands):

Nine Months Ended September 30,
2021
Depreciation	$774
Purchases of fixed assets	$447

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$804

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

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dice(1)	$27,342	$22,272	$78,799	$61,906
ClearanceJobs	11,185	8,486	31,119	24,249
Total	$38,527	$30,758	$109,918	$86,155

(1) Includes Dice and Career Events

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of September 30, 2022	As of December 31, 2021

Receivables	$18,861	$18,385
Short-term contract liabilities (deferred revenue)	51,455	45,217
Long-term contract liabilities (deferred revenue)	797	929

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$26,783	$20,666	$41,387	$32,572

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2022	2023	2024	2025	Total
Tech-focused	$27,889	$23,852	$488	$23	$52,252

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

The components of lease cost were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost(1)	$592	$507	$1,636	$1,629
Sublease income	(190)	(183)	(440)	(543)
Total lease cost	$402	$324	$1,196	$1,086

(1) Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$675	$1,831

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	September 30, 2022	December 31, 2021
Operating lease right-of-use-assets	$5,512	$6,888

Operating lease liabilities - current	2,324	2,388
Operating lease liabilities - non-current	5,267	6,982
Total operating lease liabilities	$7,591	$9,370

Weighted Average Remaining Lease Term (in years)
Operating leases	3.0	3.6

Weighted Average Discount Rate
Operating leases	3.78%	3.80%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, due to the continuing impacts of COVID-19 on the real estate markets and its impact on the future cash flows attributable to its ROU assets, the Company recorded an impairment charge of $1.9 million.

As of September 30, 2022, future operating lease payments were as follows (in thousands):

Operating Leases
October 1, 2022 through December 31, 2022	$679
2023	2,451
2024	1,965
2025	1,946
2026	992
2027 and thereafter	82
Total lease payments	$8,115
Less imputed interest	524
Total	$7,591

As of September 30, 2022 the Company has no additional operating or finance leases that have not yet commenced.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Investments, Non-current, at Fair Value

During the third quarter of 2021, the Company invested $3.0 million through a subordinated convertible promissory note (the "Note") of $3.0 million with a values-based career destination company that allows the next generation workforce to search for jobs at companies whose people, perks and values align with their unique professional needs. The Note earns interest at 6.00% and matures at the earlier of a Qualified Financing, as described in the Note, or settled in cash on or after August 20, 2022, at the option of the Company. Upon a Qualified Financing, the Company will convert its investment into shares of preferred stock at 80% of the per share value in the Qualified Financing. The investment was recorded as a trading security at fair value with realized and unrealized gains and losses included in earnings. The Note was recorded at $3.0 million as of June 30, 2022 and December 31, 2021.

On September 20, 2022, a Qualified Financing occurred and the Note was converted into preferred shares representing 4.9% of the outstanding equity in the underlying business, on a fully-diluted basis. The Company's preferred shares are substantially similar to shares purchased by a third party investor in the Qualified Financing that resulted in such investor becoming the majority owner of the business, holding 50.5% of the outstanding equity in the business, on a fully-diluted basis. Therefore, the Company's shares in the business were recorded at fair value based on the price per share realized in the Qualified Financing. The value of the Company's investment was $0.7 million as of September 30, 2022 and is recorded as an investment in the condensed consolidated balance sheet. Accordingly, the Company recognized an impairment loss during the three and nine months ended September 30, 2022 of $2.3 million.

The Company has elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of September 30, 2022, subsequent to the Qualified Financing, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at the value realized in the Qualified Financing as of September 30, 2022, as described above.
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

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated the 40% common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC is amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. The amortization was not material for the three and nine months ended September 30, 2022. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. For the three and nine months ended September 30, 2022, the Company recorded $0.6 million and $1.1 million, respectively, of income related to its proportionate share of eFC's net income,

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
net of currency translation adjustments and amortization of the basis difference. The Company's proportionate share of eFC's net income for the three and nine months ended September 30, 2021 was zero.

At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The Company did not adjust the recorded value of the investment because the shares issued under the new share offering were not similar to the Company's share rights. As of December 31, 2019 it was not practicable to estimate the fair value of the preferred stock as the shares are not traded. The investment was carried at its original cost of $2.0 million and was included in the other assets section of the condensed consolidated balance sheets. During the three months ended March 31, 2020, based on the investment's historical cash burn rate, uncertainty of its ability to meet revenue and cash flow projections, current liquidity position, lack of access to additional capital, and impacts from the COVID-19 pandemic, the Company determined the value to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020. The investment is recorded at zero as of September 30, 2022 and December 31, 2021.

8.   ACQUIRED INTANGIBLE ASSETS, NET

Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice.com trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice.com trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded.

As of September 30, 2022 and December 31, 2021, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. No impairment was recorded during the three and nine month periods ended September 30, 2022 and 2021.

The projections utilized in the October 1, 2021 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2021 analysis included operating margins during the year ending December 31, 2021 that approximate operating margins for the year ended December 31, 2020 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. The Company's operating results attributable to the Dice trademarks and brand name through September 30, 2022 and projections of future results have met or exceeded those included in the projections utilized in the October 1, 2021 analysis. In the October 1, 2021 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0% based on comparable industry studies and a discount rate of 12.5%.

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

9.   GOODWILL

Goodwill for the Tech-focused reporting unit as of September 30, 2022 and December 31, 2021 was $128.1 million. There were no changes to goodwill from December 31, 2021 to September 30, 2022.

The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. The results of the impairment test indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of October 1, 2021.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Results for the Tech-focused reporting unit for the fourth quarter of 2021 and the first nine months of 2022 and estimated future results as of September 30, 2022 have exceeded the projections used in the October 1, 2021 impairment test. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of September 30, 2022. Therefore, no quantitative impairment test was performed as of September 30, 2022. No impairment was recorded during the three and nine months ended September 30, 2022 and 2021.

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

10.    INDEBTEDNESS

Credit Agreement—In June 2022, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in June 2027 and replaces the Company's prior Old Credit Agreement (defined below). The Credit Agreement provides for a revolving loan facility of $100 million ($90 million under the Old Credit Agreement), with an expansion option of $50 million, bringing the total facility to $150 million, as permitted under the terms of the Credit Agreement. At the closing of the Credit Agreement, the Company borrowed $30 million to repay, in full, all outstanding indebtedness, including accrued interest, under the Old Credit Agreement. Unamortized debt issuance costs from the previous credit agreement of $0.2 million and debt issuance costs of $0.5 million related to the new agreement were recorded as other assets on the condensed consolidated balance sheets and are recorded to interest expense over the term of the Credit Agreement.

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
There were no borrowings in pounds sterling as of September 30, 2022 and December 31, 2021. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2022, the Company was in compliance with all of the financial covenants under the Credit Agreement.

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

Borrowings under the Old Credit Agreement accrued interest, at the Company's option, at the London Inter-bank Offered Rate ("LIBOR") or a base rate plus a margin. The margin ranged from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company's most recent consolidated leverage ratio. The Company incurred a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. The was no penalty for prepayment of the Old Credit Agreement.

The amounts borrowed as of September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Amounts borrowed:
Revolving credit facility	$30,000	$23,000
Less: deferred financing costs, net of accumulated amortization of $467 as of December 31, 2021[1]	—	(270)
Long-term debt, net	$30,000	$22,730

Available to be borrowed under revolving facility, subject to certain limitations	$70,000	$67,000

Interest rates:
SOFR/LIBOR rate loans:
Interest margin	2.25%	1.75%
Actual interest rates	5.40%	1.88%

Commitment fee	0.40%	0.30%

'(1) In connection with the new Credit Agreement entered into during the three months ended June 30, 2022, the Company recorded deferred financing costs of $0.7 million to other assets on the condensed consolidated balance sheets. Accumulated amortization as of September 30, 2022 was less than $0.1 million.

There are no scheduled principal payments until maturity of the Credit Agreement in June 2027.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of September 30, 2022 the value of shares that may yet be purchased under the current plan was $5.7 million.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares repurchased(1)	719,777	1,823,585	2,647,072	2,945,932
Average purchase price per share(2)	$5.25	$3.72	$5.67	$3.43
Dollar value of shares repurchased (in thousands)	$3,777	$6,792	$15,016	$10,095
(1) No shares of our common stock were purchased other than through a publicly announced plan or program.
(2) Average price paid per share includes costs associated with the repurchases.

There were 20,020 and 29,274 unsettled share repurchases as of September 30, 2022 and 2021, respectively.

Stock Repurchases Pursuant to the 2022 Omnibus Equity Award Plan—Under the 2022 Omnibus Equity Award Plan, as further described in note 13 to the condensed consolidated financial statements, the Company repurchases its common stock withheld for income tax from the vesting of employee restricted stock or Performance-Based Restricted Stock Units (“PSUs”). The Company remits the value, which is based on the closing share price on the vesting date, of the common stock withheld to the appropriate tax authority on behalf of the employee and the related shares become treasury stock.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares repurchased upon restricted stock/PSU vesting	76,180	89,086	913,609	749,210
Average purchase price per share	$4.98	$3.39	$5.42	$2.84
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$379	$302	$4,951	$2,128

13.    STOCK-BASED COMPENSATION

On July 13, 2022, the stockholders of the Company approved the DHI Group, Inc. 2022 Omnibus Equity Award Plan, which had been previously approved by the Company's Board of Directors on May 13, 2022 (the "2022 Omnibus Equity Award Plan"). The 2022 Omnibus Equity Award Plan generally mirrors the terms of the Company's prior omnibus equity award plan, which expired in accordance with its terms on April 20, 2022 (the "2012 Omnibus Equity Award Plan"). The Company has previously granted restricted stock and PSUs to certain employees and directors pursuant to the 2012 Omnibus Equity Award Plan and continues to grant restricted stock and PSUs to certain employees and directors pursuant to the 2022 Omnibus Equity Award Plan. The Company also offers an Employee Stock Purchase Plan. Stock-based compensation disclosures within this footnote include expense and shares related to the eFC business through June 30, 2021.

The Company recorded total stock-based compensation expense of $2.5 million and $7.2 million during the three and nine months ended September 30, 2022, respectively, and $2.2 million and $6.2 million during the three and nine month periods ended September 30, 2021, respectively. At September 30, 2022, there was $15.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

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

A summary of the status of restricted stock awards as of September 30, 2022 and 2021 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,686,073	$3.77	3,476,056	$2.55
Granted	288,831	$4.98	463,000	$3.93
Forfeited	(8,000)	$5.17	(115,757)	$2.82
Vested	(239,502)	$3.48	(231,721)	$2.33
Non-vested at end of period	2,727,402	$3.92	3,591,578	$2.74

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,371,832	$2.80	3,877,853	$2.49
Granted	1,221,331	$5.12	2,222,683	$2.94
Forfeited	(116,716)	$3.32	(647,891)	$2.72
Vested	(1,749,045)	$2.66	(1,861,067)	$2.47
Non-vested at end of period	2,727,402	$3.92	3,591,578	$2.74

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

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of September 30, 2022 and 2021 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,110,496	$3.48	1,815,532	$2.53
Forfeited	—	$—	(16,290)	$2.63
Vested	—	$—	—	$—
Non-vested at end of period	2,110,496	$3.48	1,799,242	$2.53

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,593,775	$2.62	1,352,438	$2.50
Granted(1)	1,553,332	$3.77	990,000	$2.62
Forfeited(2)	(93,341)	$2.40	(161,946)	$2.63
Vested	(943,270)	$2.61	(381,250)	$2.60
Non-vested at end of period	2,110,496	$3.48	1,799,242	$2.53
(1) PSUs granted includes 853,332 additional PSUs granted in the first quarter of 2022 related to the bookings achievement for the performance period ended December 31, 2021.
(2)PSUs forfeited includes 48,633 PSUs forfeited in the first quarter 2022 related to the bookings achievement for the performance period ended December 31, 2020.

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the nine-month periods ended September 30, 2022 and 2021.

There were no options outstanding as of September 30, 2022 and December 31, 2021. A summary of options outstanding as of and for the periods ended September 30, 2021 are presented below:

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

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. The first offering period commenced January 1, 2022, and the second offering period commenced July 1, 2022. No shares were issued during the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, 29,253 and zero shares, respectively, were issued under the plan.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from continuing operations	$(926)	$(2,434)	$1,825	$(634)
Loss from discontinued operations, net of tax	$—	$—	$—	$(29,340)
Net income (loss)	$(926)	$(2,434)	$1,825	$(29,974)

Weighted-average shares outstanding—basic	44,190	45,807	44,503	46,740
Add shares issuable from stock-based awards[1]	—	—	2,208	—
Weighted-average shares outstanding—diluted	44,190	45,807	46,711	46,740

Basic earnings (loss) per share - continuing operations	$(0.02)	$(0.05)	$0.04	$(0.01)
Diluted earnings (loss) per share - continuing operations	$(0.02)	$(0.05)	$0.04	$(0.01)

Basic loss per share - discontinued operations	$—	$—	$—	$(0.63)
Diluted loss per share - discontinued operations	$—	$—	$—	$(0.63)

Basic earnings (loss) per share	$(0.02)	$(0.05)	$0.04	$(0.64)
Diluted earnings (loss) per share	$(0.02)	$(0.05)	$0.04	$(0.64)

Shares excluded from the calculation of diluted earnings per share[2]	—	—	1,058	—

(1) For the three months ended September 30, 2022, 2.1 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss from continuing operations. For the three and nine months ended September 30, 2021, 2.6 million and 2.0 million shares, respectively, were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss from continuing operations.

(2) Represents outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted earnings per share.

15. INCOME TAXES

The Company’s effective tax rate was 1% and (106)% for the three and nine months ended September 30, 2022, respectively, and 19% and 45% for the three and nine months ended September 30, 2021, respectively. The following items caused the effective tax rate to differ from the U.S. statutory rate:
•Tax benefits of $0.1 million and $1.1 million during the three and nine months ended September 30, 2022, respectively, from the vesting of share-based compensation awards.
•A tax benefit of $0.1 million during the three months ended September 30, 2022, from research tax credits.
•Tax expense of $0.5 million during the three months ended September 30, 2022, from a valuation allowance related to the impairment of an investment.
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

	As of September 30,		Increase	Percent Change
Recruitment Package Customers:	2022	2021
Dice	6,409	5,770	639	11%
ClearanceJobs	2,030	1,816	214	12%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended September 30,				Nine months ended September 30,
	2022	2021	Increase	Percent Change	2022	2021	Increase	Percent Change
Dice	$14,868	$13,656	$1,212	9%	$14,436	$13,560	$876	6%
ClearanceJobs	$19,308	$17,052	$2,256	13%	$18,816	$16,752	$2,064	12%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

Dice had 6,409 recruitment package customers as of September 30, 2022, which was an increase of 639, or 11%, and average annual revenue per recruitment package customer for Dice increased $1,212, or 9%, from the prior year quarter. The increases were driven by strong renewal rates and new business activity. ClearanceJobs had 2,030 recruitment package customers as of September 30, 2022 compared to 1,816 as of September 30, 2021, an increase of 12%, and average annual revenue per recruitment package customer increased $2,256, or 13%, from the prior year quarter. The increases for ClearanceJobs were due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

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

		Comparison to Prior Year End			Comparison Year Over Year
	9/30/2022	12/31/2021	Increase	Percent Change	9/30/2021	Increase	Percent Change
Deferred Revenue	$52,252	$46,146	$6,106	13%	$43,403	$8,849	20%
Contractual commitments not invoiced	50,610	46,497	4,113	9%	36,546	14,064	38%
Backlog(1)	$102,862	$92,643	$10,219	11%	$79,949	$22,913	29%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at September 30, 2022 increased $10.2 million and $22.9 million from December 31, 2021 and September 30, 2021, respectively. The increase in backlog compared to December 31, 2021 and September 30, 2021 is due to the strong technology recruitment market driving bookings growth at both Dice and ClearanceJobs, a focus on signing multi-year contracts, and the Company's ongoing investments in sales and marketing.

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

Product Releases
2022	2021
Dice New Job Apply Flow, Dice TalentSearch Time Zone Search, Dice TalentSearch Auto Talent Alerts, Dice iOS App Messaging	Dice Marketplace, Dice TalentSearch Social Data Refresh, Brand.io, TalentSearch Personalization, Unbiased Sourcing Mode
ClearanceJobs Multi-Factor Authentication, ClearanceJobs Live Video, ClearanceJobs Scheduled Broadcast Messages	ClearanceJobs Meetings, ClearanceJobs Video, Team Recruiting, Shared Talent Pipelines, Quality of Use Improvements

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

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues

	Three Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)

Dice(1)	$27,342	$22,272	$5,070	23%
ClearanceJobs	11,185	8,486	2,699	32%
Total revenues	$38,527	$30,758	$7,769	25%

(1) Includes Dice and Career Events
For the three months ended September 30, 2022 we experienced an increase in revenue of $7.8 million, or 25%. Revenue at Dice increased $5.1 million, or 23%, compared to the same period in 2021 due to improvements in renewal rates and new business activity along with consistently increasing customer counts, which drives additional revenue in future periods. Revenues for ClearanceJobs increased $2.7 million, or 32%, as compared to the same period in 2021, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenues

	Three Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Cost of revenues	$4,561	$3,791	$770	20%
Percentage of revenues	11.8%	12.3%

Cost of revenues increased $0.8 million, or 20%, driven by an increase of $0.6 million from higher compensation related costs, primarily from higher headcount. Operational costs, including the amortization of cloud computing costs, increased by $0.1 million.

Product Development Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Product development	$4,680	$4,056	$624	15%
Percentage of revenues	12.1%	13.2%
Product development expenses increased $0.6 million, or 15%, driven by an increase of $1.7 million from higher compensation related costs, primarily from higher headcount, partially offset by an increase in capitalized labor of $1.3 million, which decreases operating expenses. Operational costs, including consulting and education/training costs, increased by $0.2 million.

Sales and Marketing Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Sales and marketing	$14,992	$11,292	$3,700	33%
Percentage of revenues	38.9%	36.7%

Sales and marketing expenses increased $3.7 million, or 33% from the same period in 2021. This increase was driven by a $2.2 million increase in compensation related costs from higher headcount and quota attainment versus sales plan, $1.3 million increase in discretionary marketing expenses supporting the growth in the sales team, and a $0.2 million increase in operational costs, including travel and entertainment and company events.

General and Administrative Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
General and administrative	$8,668	$7,556	$1,112	15%
Percentage of revenues	22.5%	24.6%

General and administrative expenses increased $1.1 million, or 15% from the prior year. The increase was driven by a $0.7 million increase in compensation expense, which includes a $0.3 million increase in stock-based compensation. The increase in compensation expense is primarily due to higher achievement against targets for the Company's bonus and PSU plans. Operational costs increased $0.4 million primarily due to a higher provision for bad debt in the third quarter of 2022 to align with the Company's growth, combined with a provision reduction in the third quarter of 2021 as collection risks related to the COVID-19 pandemic declined.

Depreciation

	Three Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Depreciation	$4,408	$4,359	$49	1%
Percentage of revenues	11.4%	14.2%
Depreciation expense was flat from the same period in 2021. While the Company continues to increase its capitalized development costs, increases to depreciation expense may lag due to the timing of placing the related assets into service.

Impairment of Right-of-Use Asset

	Three Months Ended September 30,		Decrease	Percent Change
	2022	2021
	(in thousands, except percentages)
Impairment of Right-of-Use Asset	$—	$1,919	$(1,919)	(100)%
Percentage of revenues	—%	6.2%
During the three months ended September 30, 2021, due to the continuing impacts of COVID-19 on the real estate markets and its impact on the future cash flows attributable to its ROU assets, the Company performed an impairment analysis of a sublease within its ROU assets. As a result, the Company recorded an impairment charge of $1.9 million during the quarter.

Operating Income

	Three Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Revenue	$38,527	$30,758	$7,769	25%
Operating income (loss)	1,218	(2,215)	3,433	(155)%
Operating margin	3.2%	(7.2)%
Operating income for the three months ended September 30, 2022 was $1.2 million, a positive margin of 3.2%, compared to operating loss of $2.2 million, a negative margin of 7.2%, for the same period in 2021, an improvement of $3.4 million. The increase in operating income and improved percentage margin was driven by higher revenues in the current period and the ROU asset impairment in the prior year period, partially offset by higher operating costs as the Company invests in its product and sales and marketing for future growth.

Income from Equity Method Investment

	Three Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Income from equity method investment	$591	$—	$591	n/a
Percentage of revenues	1.5%	—%

During the three months ended September 30, 2022, the Company recorded $0.6 million of income related to its proportionate share of eFC's net income. The Company records its proportionate share of eFC's net income three months in arrears. Accordingly, there was no income from the Company's proportionate share of eFC's net income for the three months ended September 30, 2021 as the investment was acquired June 30, 2021.

Loss on Investment

	Three Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Loss on investment	$—	$(641)	$641	(100)%
Percentage of revenues	—%	(2.1)%

During the three months ended September 30, 2021, the Company recognized a $0.6 million loss related to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after filing for its initial public offering. The Company sold 100% of this investment during the third quarter of 2021. See also Note 7 of the notes to the condensed consolidated financial statements.

Impairment of Investment

	Three Months Ended September 30,		Decrease	Percent Change
	2022	2021
	(in thousands, except percentages)
Impairment of investment	$(2,300)	$—	$(2,300)	n/a
Percentage of revenues	(6.0)%	—%

During the three months ended September 30, 2022, the Company recognized a $2.3 million loss related to an impairment of a subordinated convertible promissory note as further described in Note 7 of the Notes to the condensed consolidated financial statements.

Interest Expense and Other

	Three Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Interest expense and other	$447	$150	$297	198%
Percentage of revenues	1.2%	0.5%
Interest expense and other increased from the same period in 2021, primarily due to higher debt outstanding on the revolving credit facility during the current period and higher interest rates.

Income Taxes

	Three Months Ended September 30,
	2022	2021
	(in thousands, except percentages)
Loss before income taxes	$(938)	$(3,006)
Income tax benefit	(12)	(572)
Effective tax rate	1.3%	19.0%

Our effective tax rate for the three months ended September 30, 2022, differed from the U.S. statutory rate due to tax benefits of $0.1 million each from the vesting of share-based compensation awards and research tax credits and due to tax expense of $0.5 million from a valuation allowance related to the impairment of an investment. The tax rate for the three months ended September 30, 2021, differed from the statutory rate due to tax expense of $0.1 million from a valuation allowance on our capital loss carryforward.

Earnings (Loss) per Share

	Three Months Ended September 30,
	2022	2021
	(in thousands, except per share amounts)
Net loss	$(926)	$(2,434)

Weighted-average shares outstanding - basic	44,190	45,807
Weighted-average shares outstanding - diluted	44,190	45,807

Diluted loss per share	$(0.02)	$(0.05)

Diluted loss per share was $0.02 and $0.05 for the three months ended September 30, 2022 and 2021, respectively. The loss for the three months ended September 30, 2022 was driven by the impairment of investment while the loss for the three months ended September 30, 2021 was driven by an ROU asset impairment.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenues

	Nine Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Tech-focused
Dice (1)	$78,799	$61,906	$16,893	27%
ClearanceJobs	31,119	24,249	6,870	28%
Total revenues	$109,918	$86,155	$23,763	28%

(1) Includes Dice U.S. and Career Events

We experienced an increase in revenue of $23.8 million, or 28%. Revenue at Dice increased by $16.9 million, or 27%, compared to the same period in 2021 due to improvements in renewal rates and new business activity, and increasing customer counts, which drives additional revenue in future periods. Revenue at ClearanceJobs increased by $6.9 million, or 28%, as compared to the same period in 2021, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.
Cost of Revenues

	Nine Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Cost of revenues	$12,841	$11,086	$1,755	16%
Percentage of revenues	11.7%	12.9%

Cost of revenues increased $1.8 million, or 16%, driven by an increase of $1.5 million from higher compensation related costs, primarily from higher headcount. Operational costs, including consulting costs, increased by $0.2 million.
Product Development Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Product development	$12,982	$11,168	$1,814	16%
Percentage of revenues	11.8%	13.0%

Product development increased $1.8 million, or 16%, driven by an increase of $4.5 million from higher compensation related costs, primarily due to higher headcount, partially offset by an increase in capitalized labor of $3.0 million, which decreases operating expenses. Additionally, operational costs, including consulting and education/training costs, increased by $0.3 million.

Sales and Marketing Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Sales and marketing	$43,207	$31,214	$11,993	38%
Percentage of revenues	39.3%	36.2%

Sales and marketing expenses increased $12.0 million, or 38% from the same period in 2021. The increase was driven by a $7.0 million increase in compensation related costs from higher headcount and quota attainment versus sales plan, $4.0 million increase in discretionary marketing expenses supporting the growth in the sales team, and a $0.9 million increase in operational costs, including travel and entertainment, credit card fees and company events.

General and Administrative Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
General and administrative	$25,543	$20,649	$4,894	24%
Percentage of revenues	23.2%	24.0%

General and administrative costs increased $4.9 million, or 24%, from the same period in 2021. The increase was driven by a $3.3 million increase in compensation expense, which includes a $1.6 million increase in stock-based compensation. The increase in compensation expense is primarily due to higher achievement against targets for the Company's bonus and PSU plans. Operational costs, including bad debt expenses, sales tax, collection expenses, travel, and training increased $1.6 million.
Depreciation

	Nine Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Depreciation	$12,594	$12,030	$564	5%
Percentage of revenues	11.5%	14.0%
Depreciation expense increased $0.6 million, or 5%, from the same period in 2021 in connection with increasing capitalized development costs throughout 2021 and projects being placed into service driving higher depreciation in 2022.
Impairment of Right-of-Use Asset

	Nine Months Ended September 30,		Decrease	Percent Change
	2022	2021
	(in thousands, except percentages)
Impairment of Right-of-Use Asset	$—	$1,919	$(1,919)	(100)%
Percentage of revenues	—%	2.2%
During the third quarter of 2021, due to the continuing impacts of COVID-19 on the real estate markets and its impact on the future cash flows attributable to its ROU assets, the Company performed an impairment analysis of a sublease within its ROU assets. As a result, the Company recorded an impairment charge of $1.9 million during the quarter.

Operating Income

	Nine Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Revenue	$109,918	$86,155	$23,763	28%
Operating income (loss)	2,751	(1,911)	4,662	(244)%
Operating margin	2.5%	(2.2)%

Operating income for the nine months ended September 30, 2022 was $2.8 million, a positive margin of 2.5%, compared to operating loss of $1.9 million, a negative margin of 2.2%, for the same period in 2021, an improvement of $4.7 million. The increase in operating income and improved percentage margin was driven by higher revenues, partially offset by higher operating costs as the Company invests in its product and sales and marketing for future growth.

Income from Equity Method Investment

	Nine Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Income from equity method investment	$1,107	$—	$1,107	n/a
Percentage of revenues	1.0%	0.0%
During the nine months ended September 30, 2022, the Company recorded $1.1 million of income related to its proportionate share of eFC's net income. The Company records its proportionate share of eFC's net income three months in arrears. Accordingly, there was no income from the Company's proportionate share of eFC's net income for the nine months ended September 30, 2021 as the investment was acquired June 30, 2021.

Gain on investment

	Nine Months Ended September 30,		Decrease	Percent Change
	2022	2021
	(in thousands, except percentages)
Gain on investments	$320	$1,198	$(878)	(73)%
Percentage of revenues	0.3%	1.4%

During the nine months ended September 30, 2022, the Company recognized a $0.3 million gain from the sale of its 40% common share interest in Rigzone. During the nine months ended September 30, 2021, the Company recognized a $1.2 million gain related to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after filing an initial public offering. See also Note 7 of the Notes to the condensed consolidated financial statements.
Impairment of Investment

	Three Months Ended September 30,		Decrease	Percent Change
	2022	2021
	(in thousands, except percentages)
Impairment of investment	$(2,300)	$—	$(2,300)	n/a
Percentage of revenues	(2.1)%	—%

During the nine months ended September 30, 2022, the Company recognized a $2.3 million loss related to an impairment of a subordinated convertible promissory note as further described in note 7 of the Notes to the condensed consolidated financial statements.
Interest Expense and Other

	Nine Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Interest expense and other	$990	$432	$558	129%
Percentage of revenues	0.9%	0.5%
Interest expense and other increased $0.6 million, or 129%, compared to the same period in 2021, due to higher debt outstanding on the revolving credit facility during the current period and higher interest rates.

Income Taxes

	Nine Months Ended September 30,
	2022	2021
	(in thousands, except percentages)
Income (loss) before income taxes	$888	$(1,145)
Income tax benefit	(937)	(511)
Effective tax rate	(105.5)%	44.6%

Our effective tax rate for the nine months ended September 30, 2022, differed from the U.S. statutory rate due to a tax benefit of $1.1 million from the vesting of share-based compensation awards. The tax rate for the nine months ended September 30, 2021, differed from the statutory rate due to a tax benefit of $0.3 million related to a valuation allowance on our capital loss carryforward.

Income (loss) from discontinued operations, net of tax

	Nine Months Ended September 30,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Income (loss) from discontinued operations, net of tax	$—	$(29,340)	$29,340	(100)%
Percentage of revenues	—%	(34.1)%
During the nine months ended September 30, 2021, the Company transferred majority ownership of its eFC business to eFC management and recorded it as a discontinued operation. As a result, the Company experienced a loss from discontinued operations, net of tax, of $29.3 million during the nine months ended September 30, 2021. The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the nine months ended September 30, 2021.
Earnings (Loss) per Share

	Nine Months Ended September 30,
	2022	2021
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$1,825	$(634)
Loss from discontinued operations, net of tax	$—	$(29,340)
Net income (loss)	$1,825	$(29,974)

Weighted-average shares outstanding - basic	44,503	46,740
Weighted-average shares outstanding - diluted	46,711	46,740

Diluted earnings (loss) per share - continuing operations	$0.04	$(0.01)
Diluted loss per share - discontinued operations	$—	$(0.63)
Diluted earnings (loss) per share	$0.04	$(0.64)

Diluted earnings (loss) per share from continuing operations was $0.04 and $(0.01) for the nine months ended September 30, 2022 and 2021, respectively. The improvement was primarily driven by higher revenues in the 2022 period. The prior year loss was driven by an ROU asset impairment and higher depreciation expense partially offset by gain in investment. Diluted earnings (loss) per share were $0.04 and $(0.64) for the nine months ended September 30, 2022 and 2021, respectively. The prior year loss per share was driven by the loss from discontinued operations.

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
A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2022 and 2021 follows (in thousands):

	Nine Months Ended September 30,
	Dollars
	2022	2021
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$1,825	$(29,974)
Interest expense	990	517
Income tax benefit	(937)	(511)
Depreciation	12,594	12,030
Non-cash stock-based compensation	7,188	5,592
Income from equity method investment	(1,107)	—
Impairment of right-of-use asset	—	1,919
Gain on investment	(320)	(1,198)
Impairment of investments	2,300	—
Severance and related costs	319	1,456
Loss from discontinued operations, net of tax	—	29,340
Other	—	(86)
Adjusted EBITDA	$22,852	$19,085

Reconciliation of cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$28,686	$25,623
Interest expense	990	517
Amortization of deferred financing costs	(110)	(110)
Income tax benefit	(937)	(511)
Deferred income taxes	3,682	710
Change in accrual for unrecognized tax benefits	(208)	(54)
Change in accounts receivable	476	(2,016)
Change in deferred revenue	(6,106)	(7,332)
Discontinued operations results	—	(3,593)
Severance and related costs	319	1,456
Changes in working capital and other	(3,940)	4,395
Adjusted EBITDA	$22,852	$19,085

Net Income (Loss) Margin and Adjusted EBITDA Margin for the nine months ended September 30, 2022 and 2021 follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Revenues	$109,918	$86,155

Net income (loss)	$1,825	$(29,974)
Net income (loss) margin(1)	2%	(35)%

Adjusted EBITDA	$22,852	$19,085
Adjusted EBITDA Margin(1)	21%	22%
(1) Net income (loss) margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenues.

Cash Flows

We have summarized our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands).

	Nine Months Ended September 30,
	2022	2021
Cash from operating activities	$28,686	$25,623
Cash used in investing activities	$(13,073)	$(15,460)
Cash used in financing activities	$(13,305)	$(14,327)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2022, we had cash of $3.8 million compared to $1.5 million at December 31, 2021.

Liquidity

Our principal internal sources of liquidity are cash and cash equivalents, as well as the cash flow that we generate from our operations. In addition, we had $70.0 million in borrowing capacity under our $100.0 million Credit Agreement at September 30, 2022, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash and cash equivalents, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, gain or impairments on investments, loss on disposition of discontinued operations, and the effect of changes in working capital. Net cash flows from operating activities were $28.7 million and $25.6 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2022 period increased $3.1 million compared to the same period of 2021.

Investing Activities

Cash used in investing activities during the nine-month period ended September 30, 2022 was $13.1 million compared to $15.5 million used in the same period of 2021. Cash used in investing activities in the nine-month period ended September 30, 2022 is primarily comprised of $13.4 million of purchases of fixed assets, which is primarily comprised of capitalized development costs as the Company continues to invest in its products. Cash used in investing activities during the nine-month period ended September 30, 2021 is comprised of $3.0 million of cash transferred to eFC related to the transfer of ownership in the prior year period, $3.0 million of cash paid for an investment as described in Note 7 to the condensed consolidated financial statements, and $10.7 million of fixed asset purchases, which is primarily comprised of capitalized development costs, partially offset by cash proceeds of $1.2 million from the sale of an investment.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2022 was $13.3 million and was driven by $7.0 million of net proceeds on long-term debt, and offset by $19.8 million, net, related to share repurchases and $0.5 million from financing costs paid. Cash used in financing activities during the nine-month period ended September 30, 2021 was $14.3 million and was driven by $12.3 million of share repurchases and $2.0 million of net payments on long-term debt.

Financing and Capital Requirements

Credit Agreement

We have a $100 million revolving credit facility, which matures June 2027, with $30.0 million of borrowings on the facility at September 30, 2022, leaving $70.0 million available for future borrowings, subject to the terms of the Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. Assuming an interest rate of 5.40% (the rate in effect on September 30, 2022) on our current borrowings, interest payments are expected to be $0.4 million from October 1, 2022 to December 31, 2022, $1.6 million in each of 2023, 2024, 2025, and 2026 and $0.8 million in 2027. The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of September 30, 2022, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the notes to the condensed consolidated financial statements and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to eight years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of September 30, 2022, the value of our lease right-of-use asset was $5.5 million and the value of our lease liability was $7.6 million. See note 6 to the condensed consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of September 30, 2022, we recorded approximately $1.0 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2022 are $1.0 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Company's Board of Directors previously approved a stock repurchase program that permits the Company to repurchase its common stock. During the nine months ended September 30 2022, the Company repurchased $15.0 million of shares of its common stock pursuant to the stock repurchase program. As of September 30, 2022, the value of shares available to be purchased under the current plan was $5.7 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See note 12 of the notes to the condensed consolidated financial statements for further information.

We anticipate capital expenditures in 2022 to be approximately $19 million. The increase over prior periods is due to the additional investments in the development of new products and features. We intend to use operating cash flows to fund capital expenditures.
Impact of COVID-19 on our Business

The spread of the coronavirus disease (“COVID-19”) caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. COVID-19 slowed recruitment activity for our businesses during 2020 as employers slowed hiring, which reduced our revenues and operating cash flows during 2020 and in the first half of 2021. Recruitment activity for our businesses improved during the second half of 2021 and has continued to improve in 2022. Based on information currently available, we are not anticipating a significant long-term impact on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. However, the situation is uncertain and the Company cannot at this time predict the ultimate impact that the COVID-19 pandemic will have on its financial condition and operations. In an effort to protect the health and safety of our employees, we have taken action to adopt certain policies at our office locations, including working from home and the temporary closure of our locations when necessary. We may have to take further actions that we determine are in the best interests of our employees or as required by health organizations, federal, state, or local authorities.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the further development of additional treatments or vaccines, and the resumption of widespread economic activity. While the pandemic may impact our financial performance in the future, due to the inherent uncertainty of the situation, we may not be able to predict the likely impact of the COVID-19 pandemic on our future operations.

Cyclicality

The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that online career websites and marketplaces continue to provide economic and strategic value to the labor market and industries that we serve.

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

Foreign Exchange Risk

Prior to June 30, 2021, we conducted business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFinancialCareers ("eFC") name. Subsequent to June 30, 2021, our operations are conducted within the United States. As a result, our current operations are not subject to foreign exchange risk

The Company's investment in eFC, as described in note 7 to the condensed consolidated financial statements, which is recorded under the equity method of accounting, subjects the Company to foreign exchange risk because the functional currency of eFC is the British Pound Sterling. Accordingly, the Company must translate its share of eFC's net income into United States dollars. The foreign currency translation related to the Company's share of eFC's net income is not expected to be significant.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, as determined by our most recent consolidated leverage ratio. As of September 30, 2022, we had outstanding borrowings of $30.0 million under our Credit Agreement. If interest rates increased 1.0%, interest expense in 2022 on our current borrowings would increase by approximately $0.1 million and interest expense would increase approximately $0.3 million annually thereafter.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established a system of controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the SEC. These disclosure controls and procedures have been evaluated under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2022. Based on such evaluations, our CEO and CFO have concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Part 1, Item 1 of this form 10-Q, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of November 2, 2022, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

During the quarter ended September 30, 2022, purchases of the Company's common stock were as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2022	311,353	$5.03	235,173	$8,240,843
August 1 through August 31, 2022	264,598	$5.17	264,598	$6,871,835
September 1 through September 30, 2022	220,006	$5.55	220,006	$5,651,565
Total	795,957		719,777
(1) Total number of shares purchased includes shares purchased under our stock repurchase plan described above and shares purchased pursuant to the 2022 Omnibus Equity Award Plan related to shares withheld to satisfy employee income tax obligations upon the vesting of restricted stock awards.
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

Date:	November 2, 2022	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kevin Bostick
Kevin Bostick Chief Financial Officer
(Principal Financial Officer)