Form 10-K
period 2022-12-31
DHI GROUP, INC.
filed 2023-02-10
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☑
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $209,000,000 as of June 30, 2022, the last business day of the registrant’s second fiscal quarter of 2022. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners, if any, of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
As of February 3, 2023, there were 48,602,342 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2022.

DHI GROUP, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Information contained herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future financial condition, liquidity and results of operations, including expectations (financial or otherwise), our strategy, plans, objectives, expectations (financial or otherwise) and intentions, and growth potential. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

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
•our indebtedness and the potential inability to borrow funds under our Credit Agreement (as defined below);
•our ability to incur additional debt;
•covenants in our Credit Agreement;
•the development and use of artificial intelligence;
•failure to timely and efficiently scale and adapt our existing technology and network infrastructure;
•capacity constraints, systems failures or breaches of network security;
•the usefulness of our candidate profiles;
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
•U.S. regulation of the internet;
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
•litigation related to infringement or other claims regarding our services or content;
•our ability to defend ownership of our intellectual property;
•global climate change;
•compliance with changing corporate governance requirements and costs incurred in connection with being a public company;
•the impact of COVID-19 or other public health issues could have on our business and financial condition and the economy in general
•compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);

•volatility in our stock price;
•failure to maintain internal controls over financial reporting;
•results of operations fluctuating on a quarterly and annual basis; and
•disruption resulting from unsolicited offers to purchase the company.

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
•a write-off of all or a part of our goodwill and intangible assets may hurt our operating results;
•our ability to successfully compete against existing and future competitors;
•our ability to adapt our business model to keep pace with changes in the recruiting and career services business;
•our ability to develop and maintain our brand, attract customers and recruit new qualified users;
•our ability to increase or maintain the number of customers who purchase recruitment packages;
•our ability to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites;
•acquisitions and our ability to successfully integrate acquisitions;
•misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or failure to enforce our ownership of our intellectual property;
•our ability to attract and retain users who create and post original content on our web properties;
•taxation risks in various jurisdictions and the potential for unfavorable decisions related to tax assessments;
•taxation risks impacting liability for past sales and ability to make future sales;
•a significant downturn in our customers' businesses;

Risks Related to Our Indebtedness

•our indebtedness and our ability to borrow in case of adverse changes within the credit market;
•the covenants set forth in our Credit Agreement;
•we may be able to incur more debt, which could increase the risks to our financial condition;

Risks Related to Our Technology

•the development and use of artificial intelligence;
•our ability to scale, adapt and maintain our technology and infrastructure;
•capacity constraints, systems failures or breaches of our network security;
•the usefulness of our candidate profiles to our customers;
•any decrease in our user engagement;
•changes in search engines’ methodologies resulting in a decline in our page rankings or user engagement;
•our ability to halt operations of third-party websites that aggregate our data;
•our reliance on third-party hosting facilities;

Regulatory Risks

•our compliance with laws and regulations concerning the collection, storage and use of professional and personal information, including the CPRA;
•U.S. government regulation of the Internet and taxation;

General Risk Factors

•potential strategic alternatives, which may result in the use of a significant amount of our management resources or significant costs;
•our ability to attract or retain key executives and personnel;
•our ability to navigate the cyclicality or downturns of the U.S. and worldwide economies;
•litigation related to infringement or other claims regarding our services or content;

•our ability to defend ownership of our intellectual property;
•global climate change;
•the increased costs associated with being a publicly traded company;
•the impacts of the COVID-19 pandemic or other public health issues that may arise;

Risks Related to Ownership of Our Securities

•compliance with the listing standards of the NYSE;
•the volatility of our stock price;
•our ability to maintain internal controls over financial reporting;
•the estimates and assumptions on which our financial projections are based;
•the results of our operations fluctuate on a quarterly and annual basis; and
•disruption resulting from unsolicited offers to purchase the Company.

NON-GAAP FINANCIAL MEASURES

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (“GAAP”). Such measures presented herein include Adjusted earnings before interest, taxes, depreciation, amortization, non-cash stock based compensation expense, impairment charges, gain or loss on investments, loss on discontinued operations, and other income or expense (“Adjusted EBITDA”), and Adjusted EBITDA Margin. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures,” for definitions of these measures as well as reconciliations to the comparable GAAP measures.

PART I

Item 1.    Business

Introduction and Summary
This section provides an overview of DHI Group, Inc. (“DHI” or the "Company"). Please see our consolidated financial statements included elsewhere in this report for additional discussion regarding our results of operations for the year ended December 31, 2022.

(in thousands)	FY 2022	FY 2021	Change
Revenues	$149,680	$119,903	25%
Operating income (loss)	$5,560	$(1,752)	n.m.
Income (loss) before income taxes	$3,597	$(1,031)	n.m.
Income (loss) from continuing operations(1)	$4,176	$(402)	n.m.
Net income (loss)	$4,176	$(29,742)	n.m.
Diluted earnings (loss) per share - continuing operations(1)	$0.09	$(0.01)	n.m.
Diluted earnings (loss) per share	$0.09	$(0.64)	n.m.
Net cash flows from operating activities	$36,035	$28,581	26%

Adjusted EBITDA (2)	$30,950	$26,162	18%
Adjusted EBITDA Margin (2)	21%	22%	n.m.

(1) Income from continuing operations and diluted earnings per share from continuing operations for the year ended December 31, 2022 includes the net positive impact of income from investments, proceeds from settlement, impairments and severance and related costs, all net of tax, and discrete tax items of $1.9 million, or $0.04 per share. Loss from continuing operations and diluted loss per share from continuing operations for the year ended December 31, 2021 includes the net negative impact of a right-of-use asset impairment, disposition, severance and related costs, and gain on investment, all net of tax, and discrete tax items of $1.2 million, or $0.02 per share.
(2) For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures” located elsewhere in this report.

2022 Highlights
In 2022, DHI returned to double-digit revenue growth as employers across the United States continued to use its subscription-based offering to find, attract, engage and hire the highest quality technology and security-cleared professionals, bolstered by an increasing supply-demand gap for technologists. Dice focused its sales efforts on attracting commercial account clients, which we believe represents over a billion dollars in Target Addressable Market (TAM) and its largest opportunity for growth. As DHI further invested in sales, marketing and product, profitability remains a priority with margin expansion possible when combined with revenue growth. Dice delivered multiple product releases creating a fly-wheel effect for client/technologist engagement as ClearanceJobs further cemented itself as a product innovation leader poised to capitalize on growing defense budgets. As employer branding becomes a greater priority for clients to tell their mission, values and culture, DHI won several awards and earned the Great Place to Work® certification, demonstrating the world-class team of talent and leadership within the organization.

Exceptional Financial Performance
The success of new sales processes and the expansion of both New Business and Client Success teams to increase client satisfaction manifested in a growing client base. Recruitment package customer counts for Dice and ClearanceJobs grew 5% and 10% year-over-year, respectively. Average annual revenue per recruitment package customer for Dice and ClearanceJobs grew 7% and 12% year-over-year, respectively.
The establishment of a New Accounts Special Handling (NASH) team to create an ideal experience for first year clients resulted in an improved first-year client experience contributing to strong overall revenue renewal rates of 99% and 100% at Dice and ClearanceJobs, respectively.

Bookings strengthened in the year, growing to $160.2 million to end 2022, a 20% increase from 2021.

In 2022, DHI’s overall revenue growth was 25% year-over-year, a strong growth rate.

The Company maintained a solid Adjusted EBITDA margin of 21% while balancing strong financial performance with strategic investments to maximize growth opportunities.

Leading Tech/Cleared Sites for Candidates
Dice’s Technologist Apply Flow redesign created a new, streamlined job application process with fewer steps for technologists, resulting in higher new user registration rates and applies per job posting.

Dice’s TalentSearch Time Zone launched, allowing organizations that have embraced remote work to search for technologists within a designated time zone or personalized set of parameters beyond city or radius, widening the pool of skilled talent available for our clients.

ClearanceJobs’ Live Video product release enabled users to record video messages and status updates directly from the platform, again pioneering innovative solutions in the talent acquisition space.

In marketing, Dice’s technologist awareness campaigns exceeded 675 million impressions delivering an average of 1.6 million monthly visits and 335k newly visible profiles.

ClearanceJobs had a record number of new candidate registrations, approximately 145,000 in 2022, and total candidate resumes posted increased by 14% year-over-year. The brand also had record high visible job postings at approximately 75,000, which in tandem with an engaged candidate base, further established ClearanceJobs as an essential destination for the security cleared community.

Best Place to Work
Promoting DHI and its brands to attract highly skilled talent, particularly in sales and technology, leads to a more successful organization. For the first time, DHI became Great Place to Work® certified, was named a 2022 Best Midsized Place to Work by BuiltIn Colorado. Chief Technology Officer, Paul Farnsworth, earned the Top 100 most influential talent acquisition thought leaders from TATech (Association for Talent Acquisition Solutions), and Chief Executive Officer, Art Zeile, was selected as one of three finalists as CEO of the Year for Colorado Technology Association’s APEX Awards.

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

The majority of our revenues in 2022 were generated through the sale of recruitment packages, which allow customers to promote jobs on our websites and source candidates through our resume databases. Recruitment packages are typically provided through contractual arrangements with annual, quarterly or monthly payment terms.

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
•Other Services. In connection with its Dice and ClearanceJobs brands, DHI offers other services such as: 1) virtual and live career events; 2) sourcing services, which is a premium service delivering sourced and screened candidates to recruiters and employers; and 3) content and data services that provides tailored content to help professionals manage their careers and provide employers insight into recruiting strategies and trends.

Industry and Skill Focused Brands
During 2022 we offered our talent acquisition and career development products and tools through the following brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
Dice[1]	32	Technology and engineering in the U.S.	Recruitment packages[2], career fairs and open houses
ClearanceJobs	20	Security-cleared professionals	Recruitment packages[2]
[1] Includes Career Events
[2] Recruitment packages are subscription based products that provide access to our candidate profiles and/or the ability to post jobs.

Dice has been a go-to destination for technology and engineering talent in the United States for the past 32 years. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals. Dice had approximately 64,000 job postings as of December 31, 2022 and during 2022, Dice had, on average, approximately 1.4 million monthly users.

Customers can purchase recruitment packages, job postings or advertisements. Recruitment packages offer our customers the ability to access candidate profiles and post up to a specified number of jobs. Candidate Match and Search on Dice is powered by IntelliSearch, a proprietary machine-learning technology that is foundational to many Dice products and services. Approximately 90% of Dice revenue was derived from recruitment packages in 2022.

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

ClearanceJobs is a leading online career marketplace dedicated to matching security-cleared professionals with the best hiring companies searching for employees. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize The Cleared Network to quickly and easily find candidates with specific, active security clearance requirements to fill open jobs in a range of disciplines. ClearanceJobs NextGen platform provides opportunities for employers and candidates to engage in real-time through messaging and live video and employers to promote brand differentiators through BrandAmp, Pulse and employer branding pages. The majority of candidates with resumes on our site have high-level security clearance. ClearanceJobs had approximately 67,000 job postings as of December 31, 2022 and during 2022, ClearanceJobs had, on average, 630,000 monthly users.

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

We also believe that certain industries that employ highly-skilled and highly-paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. For example, as of December 2022, the seasonally unadjusted U.S. unemployment rate was 1.8% for computer-related occupations as compared to the overall national average of 3.5%, seasonally adjusted. We believe that there are four major trends that will continue to shape demand for talent acquisition services:

•Greater competition for professional talent. The candidate-employer relationship has changed, with the balance of power shifting towards the candidates. As more companies leverage technology to advance their business, employers will increasingly need to hire tech talent to compete. According to analysis from the U.S. Bureau of Labor Statistics, many computer occupations are expected to have elevated long-term demand, due to increased business demand for telework computing infrastructure and information security arising from economic changes spurred by the COVID-19 pandemic.
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
•Talent attraction and retention becoming more of a strategic priority for companies. McKinsey & Company reports a fundamental mismatch between companies' demand for talent and the number of workers willing to supply it, driven by more workers reevaluating what they want from a job and opting for nontraditional employment such as gig, temporary or part-time. Hiring skilled technologists is a key driver to moving digital innovation forward.
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
Our Strategic Goals

The Company continues to focus on building upon its legacy as a market leader in technology talent acquisition by delivering best-in-class candidate quality and match capabilities through its career marketplaces. As more employers use the subscription-based offerings to find, attract, engage and hire the highest quality tech professionals, the Company continues to invest in product and marketing to expand the technologist community and create an ideal onboarding experience for tech talent. The Company continues to evolve to a solution selling business, coupled with its goal of maintaining strong Adjusted EBITDA margins to maximize profitability.

Delivering best-in-class candidate quality and match capabilities for technology roles. We believe candidate quality is the essential foundation of success in our industry and we intend to differentiate our business by leading in this respect. In 2022, we dramatically improved the quality of our Dice candidates to a level we believe is best-in-class and plan continued vigilance and innovation to drive continued improvements. We are also building on our unique legacy and intellectual property in the technology jobs space to create match capabilities for both candidates and clients that are reducing the time and effort required in job searching and talent acquisition. Our proprietary and patented machine-learning technology including IntelliSearch, powers many Dice and ClearanceJobs products and is foundational to providing relevant job opportunities for candidates and efficient search and match solutions for clients.

Building indispensable tech-focused career marketplaces. ClearanceJobs has established a unique franchise in the market for cleared professionals, many with tech experience. Built on a unique cohort of candidates and specialized employer and recruiter tools together, ClearanceJobs is a highly interactive two-sided marketplace environment. These attributes provide clear and measurable return on investment for clients and has contributed to ClearanceJobs more than doubling its revenue over the past five years. With nearly 20 years in the market, we believe ClearanceJobs is an indispensable and valuable business. We are in the process of transforming our Dice brand into a similar career marketplace customized for the needs of its unique candidate and client communities. We officially launched all elements of the career marketplace features for Dice in 2021 and focused 2022 on landing launches and driving adoption with customers while launching new products to create efficiency in the recruiting process. We expect these changes to transform the way our stakeholders use Dice and to drive results as adoption increases.

Investing in functional excellence and product innovation. Since joining DHI in 2018, CEO Art Zeile has built a leadership team capable of driving growth and supporting a culture of high performance. The leadership team continually advances their functional areas to drive results in the business, working towards the common goal of launching and landing innovative products in the market. Specifically, in 2022 the Company released a number of products to help employers find tech candidates and technologists further their careers. These include, at Dice: a New Job Page, TalentSearch Auto Talent Alerts, and iOS Messaging; at ClearanceJobs: Company Pages, Scheduled Broadcast Messages, and Live Video.

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

Transforming our sales and customer success efforts to drive growth. As early leaders in online talent acquisition, DHI’s brands have a legacy of strong recurring clients and revenue and, as a result, renewals have historically provided the majority of the Company’s revenues. We believe there is significant opportunity to grow our customer base and expand to new revenue opportunities, particularly with commercial accounts, or clients who recruit for their own needs, with an expanded and better enabled sales force and at ClearanceJobs by growing relationships directly with government agencies. Our customer success team executed new strategies to drive proactive external engagement and report real-time feedback to better include the customer voice to influence our product roadmap. We plan to continue growing our sales team as opportunities arise.

Marketing and Sales

DHI Group’s brands are built on providing value to both sides of a thriving career marketplace. Technologists join and engage to find jobs and develop their careers, and customers (staffing firms, recruiting firms and companies hiring professionals in our areas of expertise) use our platforms and support to find the right talent for their open roles.

Our consumer marketing focuses on growing the number of professionals who engage with our content, visit our websites and become members, as the more active and interested consumers we have within our platforms, the more attractive our products and services are to our customers. These efforts include digital advertising, search engine marketing, content marketing, email marketing, social media and influencer marketing. We measure success through goals related to brand awareness, consideration and product usage, traffic, new and updated consumer profiles, and applications to job postings.

For customers, our marketing and sales teams work in lockstep to develop new customer relationships and maintain high customer satisfaction. Customer marketing efforts range from creating and capturing demand to retention-focused activities. Marketing supports the entire customer journey, from problem and brand/product awareness to affinity and consideration, intent and purchase, and onboarding. Marketing initiatives include advertising, thought leadership, content marketing, media relations, social media, email campaigns and participation in industry events. We measure success through lead volume and quality, lead-to-revenue metrics, brand awareness, consideration and product usage, traffic and content engagement.

We sell our products and services primarily through our direct sales force and Agency Partner Channel. Our sales team is organized by brand, market segment, and geography and targets Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size commercial businesses. Our strategy in 2022 focused on executing against our solution-oriented sales approach that allows our teams to better address growing market opportunities and our existing clients' needs. In addition, we significantly increased our focus on customer engagement to drive best-in-class renewal rates and customer satisfaction scores most notably with our first year clients. As of December 31, 2022, we employed approximately 170 sales and support personnel in the United States.

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

Customers

We currently serve a diversified customer base consisting of approximately 10,800 customers in total. No one customer accounted for more than 10% of our revenues in 2022. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms and marketing departments of companies. As of December 31, 2022 notable customers of the Dice and ClearanceJobs businesses included AT&T, Adecco, CACI, Cisco, Disney, General Dynamics, Kforce, ManTech, Microsoft, NCI, Northrop Grumman, Samsung, Bank of America and DISH Network.

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

The principal elements of competition in our markets include brand awareness and reputation, product functionality, design, price, customer service, market share and marketing. We believe that our unique product offerings position us well in the marketplace. However, a number of companies in the industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with customers, longer operating histories, stronger brand recognition, and greater marketing resources than we have.

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

Investments

DHI has made no significant investments through acquisitions during the past five years. See also Note 7 of the notes to consolidated financial statements.

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

We post our privacy policies on our websites so that our users can access and understand the terms and conditions applicable to the collection, storage, and use of information collected from users. Our privacy policies also disclose the types of information we gather, how we use it and how a user can correct or change their information. Our privacy policies also explain the circumstances under which we share this information and with whom. Professionals who register for our websites have the option of indicating specific areas of interest in which they are willing to receive offers via email. These offers contain content created either by us or our third-party partners. To protect confidential information and to comply with our obligations to our users, we impose constraints on our customers to whom we provide user data, which are consistent with our commitments to our users. Additionally, when we provide lists to third parties, including to our advertiser customers, it is under contractual terms that are consistent with our obligations to our users and with applicable laws and regulations.

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

We are subject to federal, state and local laws and regulations regarding privacy and protection of data. Our privacy policies and terms of use agreements describe our practices concerning the use, storage, transmission and disclosure of user data. Any failure by us to comply with our privacy policies or terms of use agreements, or privacy-related laws and regulations, could result in proceedings against us by governmental authorities or others, which could harm our business. The interpretation of these privacy and data protection laws and various regulators’ approach to their enforcement, as well as our products and services, continue to evolve over time. We face the risk that these laws may be interpreted and applied in conflicting ways in different jurisdictions or in a manner that is not consistent with our current data protection practices, or that new and unclear laws will be enacted. There currently are a number of proposals pending before federal, state, and local legislative and regulatory bodies. There are laws as well as a number of legislative proposals in the United States, at both the federal and state level, that impose obligations in areas affecting our business, or may do so in the future. For example, California adopted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first privacy statute of its kind to be enacted in the United States as it includes significant penalties for non-compliance, as well as creating the right for consumers to bring a private action in certain circumstances. More recently, on November 3, 2020, California enacted the California Privacy Rights Act ("CPRA"). The CPRA, which went into effect on January 1, 2023, expands upon the protections provided by the CCPA, including new limitations on the sale or sharing of consumers’ personal information, and the creation of a new state agency to enforce the CPRA’s protections.

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

Human Capital Disclosures

Employees

As of December 31, 2022, we had approximately 530 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees and experienced increased engagement among team members during the year as evidenced by results from our annual engagement survey and below average turnover rate. We offer flexible work schedules, abbreviated hours on Fridays, flexible paid time off and remote working opportunities for all team members to promote work/life balance. In 2022, we introduced free teletherapy through Talkspace and closed offices for multiple workdays to allow employees to focus on their mental health. We have made it a priority to support our employees as they work from home, including increased flexibility surrounding personal and family commitments and a quarterly work from home stipend. The Company budgets for professional development training by both functional group and at the individual level each year. Professional development could include attending an online class to learn a new skillset, attending a conference or finding opportunities within the organization to grow skillsets. Additionally the Company has a tuition reimbursement program designed to provide employees with financial assistance in continuing their education.

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

Information Availability

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other material information concerning us are available free of charge on the Investors page of our website at www.dhigroupinc.com. Our reports filed with the SEC are also available free of charge by visiting http://www.sec.gov.

Item 1A.    Risk Factors

Risks Related to Our Business

We may not be successful in executing our tech-focused strategy which could have a material adverse effect on our results of operations.

We may not be successful in pursing our tech-focused strategy, which includes narrowing priorities to initiatives related to connecting technology professionals with employers across all industries. There can be no assurance that the allocation of resources behind our tech-focused business and sales and marketing efforts will result in the strengthening of our competitive position, the failure of which could have a material adverse effect on our financial condition and results of operations. As a result of our strategic focus on technology professionals and the divesting of our businesses operating in and focused on different professions, we have an increased dependence on the demand for technology-focused professionals and may not have the mitigating benefits of exposure to a portfolio of diverse professions in the event of a downturn in the demand for such technology professionals. For example, in 2022 and thus far in 2023, several large technology companies have announced planned layoffs. If the need for technology professionals decreases, whether because there is reduced demand for technologists by our customers, as a result of macroeconomic conditions affecting their businesses, the aforementioned layoffs, reductions in hiring or otherwise, our ability to sell recruitment packages to our customers may be adversely impacted.

A write-off of all or a part of our goodwill and intangible assets would hurt our operating results.

We have significant intangible assets and goodwill. As of December 31, 2022, we had $128.1 million and $23.8 million of goodwill and acquired intangible assets, respectively, on our balance sheet, which represented approximately 57% and 10%, respectively, of our total assets. We do not amortize goodwill nor our indefinite-lived acquired intangible asset, which is the Dice trademarks and brand name, under U.S. GAAP and instead are required to review them at least annually for impairment. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. DHI has experienced impairment charges in the past. Most recently, during the first and third quarters of 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the tech-focused reporting unit and those that are attributable to the Dice trademarks and brand name, the Company recorded impairment charges totaling $37.8 million. In the event an impairment is identified again in the future, a charge to earnings would be recorded. Although it would not affect our cash flow or liquidity position, a write-off in future periods of all or a part of our goodwill or intangible asset would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Indefinite-Lived Acquired Intangible Assets.”

We operate in a highly competitive developing market and we may be unable to compete successfully against existing and future competitors.

The market for career services is highly competitive and barriers to entry in the market are relatively low. There are multiple generalist job boards, as well as a number of existing and emerging alternative business models seeking to compete in our target markets. We do not own any patented technology that would expressly preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub-segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster.com, Snagajob, Indeed, ZipRecruiter, and Seek, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as Stack Overflow, FT.com, JobServe, Doximity, and Upwork. We also compete with newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. We also compete with general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com. In addition, we face competition from aggregators of classified advertising, including TalentBin, Entelo, JobDiva, Daxtra, CEIPAL, and Google. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. We also compete with new competitors, including career-focused community sites such as Glassdoor and talent relationship management software providers such as Avature and SmashFly, and emerging competitors with new business models and products that customers are more willing to trial during periods when talent is scarce.

Some of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements, and to develop and promote their products and services more effectively than we can. We may not be able to adapt to such technological changes or offer new products on a timely or cost-effective basis or establish or maintain competitive positions. If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations, financial condition and liquidity could be materially and adversely affected, and the market price of our common stock would likely fall.

We must adapt our business model to keep pace with rapid changes in the recruiting and career services business, including rapidly changing technologies and the development of new products and services.

Providing online recruiting and career development services is a rapidly evolving business, and we will not be successful if our business model does not keep pace with new trends and developments. The adoption of new recruiting and job seeking techniques, particularly among those who have historically relied on traditional recruiting methods, requires acceptance of a new way of conducting business, exchanging information and applying for jobs. If we are unable to adapt our business model to keep pace with changes in the recruiting business, or if we are unable to continue to demonstrate the value of our online services to our customers, our business, results of operations, financial condition and liquidity could be materially adversely affected. Our success is also dependent on our ability to adapt to rapidly changing technology and to make investments to develop new products and services. Accordingly, to maintain our competitive position and our revenue base, we must continually modernize and improve the features, reliability and functionality of our service offerings and related products in response to our competitors. Future technological advances in the career services industry may result in the availability of new recruiting and career development offerings. Some of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, or significantly greater financial, technical, marketing and public relations resources than we do. As a result, they may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements, and to develop and promote their products and services more effectively than we can. We may not be able to adapt to such technological changes or offer new products on a timely or cost-effective basis or establish or maintain competitive positions. If we are unable to develop and introduce new products and services, or enhancements to existing products and services, in a timely and successful manner, our business, results of operations, financial condition and liquidity could be materially and adversely affected, which could result in a decline in the market price of our common stock.

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

We believe that establishing and maintaining the identity of our brands, Dice and ClearanceJobs, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.

Our business is largely based on customers who purchase recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.

Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings, advertisements, or career fair and recruitment event booth rentals. Most of our revenues are generated by the fees we earn from our customers who purchase recruitment packages. Our growth depends on our ability to retain our existing recruitment package customers and to increase the number of customers who purchase recruitment packages, as well as introduce new pricing options. Any of our customers may decide not to continue to use our services in favor of alternate services, lack of need, or because of budgetary constraints or other reasons. We cannot assure you that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses. Dice recruitment package customers at December 31, 2022, 2021, and 2020 were 6,311, 6,004, and 5,150, respectively, while ClearanceJobs recruitment package customers at December 31, 2022, 2021, and 2020 were 2,064, 1,878, and 1,718, respectively.

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

An important component of our tech-focused strategy is developing new capabilities that strengthen and expand our position in the U.S. technology talent acquisition market and broaden the talent solutions through the acquisition of other complementary businesses and technologies. Our further growth may depend in part on our ability to identify additional suitable acquisition opportunities or consummate such acquisitions on terms that are beneficial to us. We may not be able to identify suitable acquisition opportunities or consummate such acquisitions on favorable terms or at all. In addition, the anticipated results or operational benefits of any businesses we acquire may not be realized and we may not be successful in integrating other acquired businesses into our operations. Failure to manage and successfully integrate acquired businesses could harm our business. Even if we are successful in making an acquisition, we may encounter numerous risks, including the following:

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

If any of these risks materialize, they could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, any acquisition of other businesses or technologies may require us to seek debt or equity financing. Such financing might not be available to us on acceptable terms or at all. Market disruption and volatility, poor economic conditions in the capital markets and global economy could adversely impact our ability to obtain additional financing on favorable terms or at all.

Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.

Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our patents, trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, a patent, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied-for trademarks and service marks that we use in connection with our business, including DICE and CLEARANCEJOBS.COM, some of which we have acquired through business acquisitions. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, and vendors to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and expect to license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We enter into strategic marketing arrangements with certain third-party web site operators pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads to our websites. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third-party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, and if they fail to do so, such failure could adversely affect our business and reputation.

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

We operate in a number of jurisdictions and are from time to time subject to audits and reviews by various taxation authorities with respect to income, payroll, sales and use, and other taxes for current and past periods. We may become subject to future tax assessments by various authorities. The determination of our provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. There are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may differ materially from the tax amounts recorded in our consolidated financial statements. Any amount we might be required to pay in connection with an ongoing audit or review or a future tax assessment may have a material adverse effect on our financial position, cash flows or overall results of operations.

Taxation risks could subject us to liability for past sales and cause our future sales to decrease.

We do not collect sales or use tax in certain jurisdictions on the services we provide. Our operations, and any future expansion of them, along with other aspects of our evolving business, may result in additional sales or use tax obligations.

Currently, the individual states’ laws and regulations determine which services performed over the Internet are subject to sales tax. A number of states have adopted initiatives that impose sales tax on certain services delivered electronically. Additionally, many states have implemented laws or regulations requiring out-of-state vendors to collect sales tax, which has increased our tax filing obligations. Also, a state may take the position that certain services we provide are subject to sales tax under existing regulations. The imposition by state and local governments of various taxes upon certain services delivered over the Internet could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all of our online competitors and potentially decrease our future sales.

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

As of December 31, 2022, we had $30.0 million of outstanding indebtedness under our credit agreement dated June 10, 2022 (the “Credit Agreement”) and the facility provides capacity for us to borrow an additional $70.0 million, subject to the terms of the Credit Agreement. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.

Our Credit Agreement consists of a revolving facility and matures in June 2027. The funding of the revolving facility is dependent on a number of financial institutions. It is possible that one or more of the lenders will refuse or be unable to satisfy their commitment to lend to us should we need to borrow funds under the revolving credit facility. If borrowings are unavailable to us and we cannot generate sufficient revenues to fund our operations, our business will be adversely affected. In addition, the inability to borrow could hinder growth if we need funds to complete an acquisition. Our indebtedness could limit our ability to: obtain necessary additional financing for working capital, capital expenditures or other purposes in the future; plan for, or react to, changes in our business and the industries in which we operate; make future acquisitions or pursue other business opportunities; or react in an extended economic downturn.

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

Despite our current level of indebtedness, we may be able to incur substantially more debt, which could increase the risks to our financial condition described above.

We may be able to incur substantial additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, including compliance with various financial conditions. Additional indebtedness incurred in compliance with our existing debt could be substantial. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factors would increase. As of December 31, 2022, we had $30 million in total indebtedness with additional borrowing capacity of $70 million, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement.

Risks Related to Our Technology

Issues in the development and use of artificial intelligence ("AI") may result in reputational harm or liability.

We are incorporating AI into some of our offerings. This AI may be developed by the Company or others. We expect these elements of our business to grow. We envision a future in which AI's incorporation into our products helps our customers be more productive in their work. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by the Company or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we enable or offer AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.

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
•physical and electronic break-ins;
•cyber security attacks;
•computer viruses or worms;
•identity theft;
•phishing attempts; and
•similar events.

Although we maintain insurance against fires, floods, cyber-attacks, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, the occurrence of any of these events could result in interruptions, delays or cessations in service to users of our services, which could materially impair or prohibit our ability to provide our services and significantly impact our business.

Additionally, overall Internet usage could decline if any well-publicized compromise of security occurs or if there is a perceived lack of security of personal and corporate information stored within our systems to facilitate hiring and recruitment business processes. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and online job boards, in particular, have been targeted by hackers who seek to gain unauthorized access to job seeker and customer data for purposes of implementing “phishing” or other schemes. Despite our implementation of numerous security measures; including access controls, network security, information security risk management processes, software development security, cryptography, operational security, business continuity and disaster recovery, and physical security, our websites, servers, our databases and other systems as well as those of our customers may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms, phishing attacks and similar disruptions from unauthorized tampering with our computer systems.

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

Our networks could also be affected by viruses or malware or other similar disruptive problems, and we could inadvertently transmit these viruses or malware to our users or other third parties. Our hardware and back-up systems could fail causing our services to be interrupted. Our customers may fall prey to successful phishing attacks and inadvertently give unauthorized access to view our candidate profiles. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. We have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.

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

Our Dice and ClearanceJobs website applications utilize cloud computing technology. It is hosted pursuant to service agreements on technology platforms by third-party service providers, primarily through Amazon Web Services. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to provide our services, which may harm our business and reputation. Further, any damage to, or failure of, the cloud services we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. While we believe our application and network architecture and use of multiple availability zones and regions within Amazon Web Services reduce our risk, our business would be harmed if our customers and potential customers believe our services are unreliable.

Regulatory Risks

We may be liable with respect to the collection, storage, and use of the personal and professional information of the professionals, who use our websites and our current practices may not be in compliance with proposed new laws and regulations.

Our business depends on our ability to collect, store, use, and disclose personal and professional data from the professionals who use our websites. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use, sale and storage by various Internet companies of users’ personal and professional information. While we believe we are in compliance with current law, we cannot ensure that we will not be subject to lawsuits or investigations for violations of law. Moreover, our current practices regarding the collection, storage and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state governments intended to limit the collection and use of user information. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our current practices relating to the collection, storage and use of user information. Our failure or our perceived failure to comply with laws and regulations could also lead to adverse publicity and a loss of consumer confidence if it were known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our users had given to us. This could result in a loss of customers and revenue and materially adversely impact the success of our business. Concern among prospective customers and professionals regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers and other personal information, could keep prospective customers from using our career services websites. Internet-wide incidents or incidents with respect to our websites or databases, including misappropriation of our users’ personal information, penetration of our network security, or changes in industry standards, regulations or laws could result in regulatory penalties, liability to the persons whose information was compromised, as well as legal expenses, and could deter people from using the Internet or our websites to conduct transactions that involve confidential information, which could have a material adverse impact on our business. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TrustArc). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted.

We continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations. For example, California adopted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020 and was recently replaced and expanded upon by the California Privacy Rights Act, or CPRA, which was enacted on November 3, 2020 and went into effect on January 1, 2023. The CCPA established a new privacy framework for covered businesses by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CPRA expanded on these protections by introducing new limitations on the sale or sharing of consumers' personal information and the creation of a new state agency to enforce its protections.

The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our websites, restrict our ability to offer services in certain locations or subject us to sanctions by state or national data protection regulators, all of which could harm our business, financial condition, and results of operations. Failure to provide adequate privacy protections and maintain compliance with the new data privacy laws, including the CPRA, could have a material adverse effect on our financial condition and results of operations.

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

Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many jurisdictions. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

We may be adversely affected by cyclicality, volatility or an extended downturn in the United States or worldwide economies, in or related to the industries we serve.

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and security-cleared sectors. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology industry, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, during the recession in 2001, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in the technology industry. The 2001 economic recession, coupled with the substantial indebtedness incurred by our predecessor, Dice Inc., resulted in Dice Inc. filing for Chapter 11 protection in 2003. As of December 2022, the seasonally unadjusted U.S. unemployment rate was 1.8% for computer-related occupations as compared to the overall national average of 3.5%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If an economic environment similar to those experienced during 2008 and 2009 returns, our ability to generate revenue may be adversely affected.

In addition, the general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, our operating results, business and financial condition could be significantly harmed by an extended economic downturn or future downturns, especially in regions or industries where our operations are heavily concentrated. Further, we may face increased pricing pressures during such periods as customers seek to use lower cost or fee services. Additionally, the labor market and certain of the industries we serve have historically experienced short-term cyclicality. For example, if the demand for technology professionals decreases, it may be more difficult to sell recruitment packages to our customers. It is difficult to estimate the total number of passive or active job seekers or available job openings in the United States or abroad during any given period. If there is a labor shortage, qualified professionals may be less likely to seek our services, which could cause our customers to look elsewhere for attractive employees. Such labor shortages would require us to intensify our marketing efforts toward professionals so that professionals who post their resumes on our websites remain relevant to our customers, which would increase our expenses. Furthermore, if there is a shortage of available job openings in a particular region or sector we serve, the number of job postings on our websites could decrease, causing our business to be adversely affected. For example, during 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the tech-focused reporting unit and those that are attributable to the Dice trademarks and brand name, the Company recorded impairment charges totaling $37.8 million.

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

Global climate change, including extreme weather conditions, natural disasters, public health issues, or other events outside of our control, as well as related regulations, could negatively impact our operating results and financial condition.

The effects of climate change, natural disasters such as earthquakes, hurricanes, tsunamis, or other adverse weather and climate conditions, and public health issues like the COVID-19 pandemic, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including have in the past and could in the future harm or disrupt our operations or the operations of our customers, or result in economic instability that may negatively impact our operating results and financial condition..

We have made a public commitment regarding our sourcing of renewable energy for our facilities regarding greenhouse gas Scope 2 emissions. Although we intend to meet these commitments, we may be required to expend significant resources to do so, which could increase our operational costs. Further, there can be no assurance of the extent to which our commitment will be achieved, or that any future investments we make in furtherance of achieving such target and goal will meet investor expectations or legal standards, if any, regarding sustainability performance. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.

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

The spread of the COVID-19 pandemic caused an economic downturn on a global scale, as well as significant volatility in the financial markets. COVID-19 slowed recruitment activity for our businesses in 2020 and into the first half of 2021 as employers slowed hiring, which reduced our revenues and operating cash flows. The pandemic could negatively impact our future financial performance, but, based on information currently available, we are not anticipating a significant negative long-term impact on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources. However, the situation is uncertain. The Company cannot at this time predict the ultimate impact that the COVID-19 pandemic will have on its financial condition and operations. In an effort to protect the health and safety of our employees, we have taken action to adopt certain policies at our office locations, including, at times, working from home, closing of our office locations where necessary, and suspending employee travel. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, new and unknown strains of the virus, potential actions taken to contain or mitigate its impact, and the continued development of treatments or additional vaccinations. While we expect the pandemic could negatively impact our financial performance in the future, due to the inherent uncertainty of the unprecedented and evolving situation, we may not be able to predict the likely impact of the COVID-19 pandemic on our future operations.

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

The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, which may adversely affect our future profitability, cash flows and stock price.

Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, the demand for technology professionals, development and launch of innovative new products, market share projections, product pricing, sales, cost savings, accruals for estimated liabilities, and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, invest in joint ventures, and meet debt obligations. Our financial projections are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections, especially in light of the increased difficulty in making such estimates and assumptions as a result of the current macroeconomic environment. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We do not own any properties. Our corporate headquarters is located at 6465 South Greenwood Plaza, Suite 400, Centennial, Colorado, where we lease approximately 28,000 square feet. We lease approximately 45,000 square feet of office space in Urbandale, Iowa, approximately 25,000 square feet in West Des Moines, Iowa, which will replace the Urbandale, Iowa facility in 2023, and 16,000 square feet of office space in New York, New York, of which 12,000 square feet was subleased during the third quarter of 2018. All of our properties are leased for our Tech-focused segment, which is our only reportable segment.

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

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NYSE under the ticker symbol “DHX”.

Holders

As of December 31, 2022, there were 19 stockholders of record of our common stock. A significant number of the outstanding shares of common stock, which are beneficially owned by individuals and entities, are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

Dividend Policy

We have not declared or paid any cash dividends on our stock as a public company. We currently anticipate that all future earnings will be retained by the Company to support our long-term growth strategy. Accordingly, we do not anticipate paying periodic cash dividends on our stock for the foreseeable future.

Furthermore, our Credit Agreement restricts the amount of cash dividends that we can pay.

The payment of any future dividends will be at the discretion of our board of directors and subject to the Credit Agreement and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, compliance with covenants under any then-existing financing agreements, contractual restrictions and general business conditions.

Purchases of Equity Securities by the Issuer

Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the stock repurchase plans approved by the board of directors:

	May 2019 to May 2020	May 2020 to May 2021(1)	February 2021 to June 2022(2)	February 2022 to February 2023(3)
Approval Date	April 2019	May 2020	February 2021	February 2022
Authorized Repurchase Amount of Common Stock	$7 million	$5 million	$20 million	$15 million

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

Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time. Subsequent to December 31, 2022, the Company's Board of directors announced a new stock repurchase program that permits the repurchase of up to $10 million of the Company's common stock through February 2024.

During the three months ended December 31, 2022, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [3]	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2022	207,759	$5.88	207,759	$4,430,601
November 1 through November 30, 2022	219,575	$5.69	219,575	$3,180,143
December 1 through December 31, 2022	212,690	$5.21	212,690	$2,071,641
Total	640,024		640,024
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.
[3] On February 15, 2022, the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $15.0 million of the Company's common stock through February 2023. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our common stock. The Board of Directors may suspend, modify, or terminate the repurchase program at any time without prior notice.

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2017 through December 31, 2022 (the last trading day of our common stock on the NYSE in 2022) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2022. All values assume reinvestment of the full amount of all dividends, if any.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
DHX	$100.00	$80.00	$158.42	$116.84	$328.42	$278.42
Russell 2000	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41
Dow Jones Internet Composite Index	$100.00	$106.51	$127.43	$194.98	$208.14	$113.70

The returns shown on the graph do not necessarily predict future performance. The performance graph is not deemed “filed” with the SEC.

Item 6.    Reserved

None.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. Certain statements we make under this Item 7 constitute “Forward-Looking Statements” under the Private Securities Litigation Reform Act of 1995, the Securities Act and the Exchange Act. See also “Note Concerning Forward-Looking Statements.”

You should keep in mind that any forward-looking statement made by us herein, or elsewhere, speaks only as of the date on which it is made. New risks and uncertainties come up from time to time, and it is impossible to predict these events or how they may affect us. We have no obligation to update any forward-looking statements after the date hereof, except as required by applicable federal securities law.

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

Recruitment Package Customers
			Increase (Decrease)	Percent Change
Recruitment Package Customers:	December 31, 2022	December 31, 2021
Dice	6,311	6,004	307	5%
ClearanceJobs	2,064	1,878	186	10%

Average Annual Revenue per Recruitment Package Customer (1)
	FY 2022	FY 2021	Increase (Decrease)	Percent Change
Dice	$14,664	$13,644	$1,020	7%
ClearanceJobs	$19,080	$17,028	$2,052	12%
(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a thirty day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

Dice had 6,311 recruitment package customers as of December 31, 2022, which was an increase of 307, or 5%, year over year and average revenue per recruitment package customer for Dice increased 7% for the year ended December 31, 2022. The increases were driven by strong renewal rates and new business customers. ClearanceJobs had 2,064 recruitment package customers as of December 31, 2022 compared to 1,878 as of December 31, 2022, an increase of 10%, and average revenue per recruitment package customer increased 12%. The increases for ClearanceJobs were due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

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

Summary of Deferred Revenue and Backlog:	December 31, 2022	December 31, 2021	Increase	Percent Change
	(in thousands, except percentages)
Deferred Revenue	$50,864	$46,146	$4,718	10%
Contractual commitments not invoiced	66,391	46,497	19,894	43%
Backlog[1]	$117,255	$92,643	$24,612	27%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at December 31, 2022 increased $24.6 million from December 31, 2021 due to the strong technology recruitment market driving bookings growth for both Dice and ClearanceJobs, investments in product, sales and marketing and a focus on signing multi-year contracts.

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

Dice Employer Multi-Factor Authentication, Revamped technologist onboarding, New Job Page, Dice New Job Apply Flow, Dice TalentSearch Time Zone Search, Dice TalentSearch Auto Talent Alerts, Dice iOS App Messaging
Dice Marketplace, Dice TalentSearch Social Data Refresh, Brand.io, TalentSearch Personalization, Unbiased Sourcing Mode
ClearanceJobs Company Page, ClearanceJobs Multi-Factor Authentication, ClearanceJobs Live Video, ClearanceJobs Scheduled Broadcast Messages	ClearanceJobs Meetings, ClearanceJobs Video, Team Recruiting, Shared Talent Pipelines, Quality of Use Improvements

Other material factors that may affect our results of operations include, but are not limited to, our ability to attract qualified professionals that become engaged with our websites and our ability to attract customers with relevant job opportunities. The more qualified professionals that use our websites, the more attractive our websites become to employers and advertisers, which in turn makes them more likely to become our customers, positively impacting our results of operations. If we are unable to continue to attract qualified professionals to engage with our websites, our customers may no longer find our services attractive, which could have a negative impact on our results of operations. Additionally, we need to ensure that our websites remain relevant in order to attract qualified professionals to our websites and to engage them in high-value tasks, such as posting resumes and applying to jobs.

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

The annual impairment test for the Tech-focused reporting unit performed as of October 1, 2022 resulted in the fair value of the reporting unit being substantially in excess of the carrying value with fair value exceeding the carrying value by 154%. Results for the Tech-focused reporting unit for the fourth quarter of 2022 and estimated future results as of December 31, 2022 approximate the projections used in the October 1, 2022 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of December 31, 2022. Therefore, no quantitative impairment test was performed as of December 31, 2022.

During the third quarter of 2020, the impacts of the COVID-19 pandemic continued and the Company's projected earnings and cash flows for the Tech-focused reporting unit declined as compared to the projections used in the March 31, 2020 analysis. As a result, the Company performed an interim impairment analysis as of September 30, 2020, which resulted in the Company recording an impairment charge of $23.6 million during the three month period ended September 30, 2020. No impairment was recorded during the years ended December 31, 2022 and 2021.

The amount of goodwill as of December 31, 2022 allocated to the Tech-focused reporting unit was $128.1 million. The discount rate applied for the Tech-focused reporting unit in the October 1, 2022 analysis was 11.0%. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, uncertainty related to COVID-19, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

Indefinite-Lived Acquired Intangible Assets

The indefinite-lived acquired intangible assets include the Dice trademarks and brand name. The Dice trademark, trade name and domain name is one of the most recognized names of online technology recruiting and career development. Since Dice’s inception in 1991, the brand has been recognized as a leader in recruiting and career development services for technology and engineering professionals. Currently, the brand is synonymous with the most specialized online marketplace for industry-specific technologists. The brand has a significant presence in online recruiting and career development services. Considering the recognition and the awareness of the Dice brand in the talent acquisition and staffing services market, Dice’s long operating history and the intended use of the Dice brand, the remaining useful life of the Dice trademark, trade name and domain name was determined to be indefinite.

We determine whether the carrying value of our recorded indefinite-lived acquired intangible asset is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process is performed on October 1 of each year and compares the fair value of the indefinite-lived acquired intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2022 resulted in the fair value of the Dice trademarks and brand name exceeding the carrying value by 137%. The Company's operating results attributable to the Dice trademarks and brand name for the fourth quarter of 2022 and estimated future results as of December 31, 2022 approximate the projections used in the October 1, 2022 analysis. As a result, the Company believes it is not more likely than not that the fair value of the Dice trademarks and brand name is less than the carrying value as of December 31, 2022. Therefore, no quantitative impairment test was performed as of December 31, 2022. No impairment was recorded during the years ended December 31, 2022 and 2021.

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

The projections utilized in the October 1, 2022 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2022 analysis included operating margins during the year ending December 31, 2022 that approximate operating margins for the year ended December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. In the October 1, 2022 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0%, which is based on comparable industry licensing agreements and the profitability attributable to the Dice trademarks and brand name, and a discount rate of 12.0%.

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

Results of Operations

Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2022, 2021 and 2020. Consolidated operating results in dollars and as a percent of revenue follows:

	For the year ended December 31,
(in thousands)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenues	$149,680	$119,903	$111,167	$29,777	$8,736
Operating expenses:
Cost of revenues	17,607	15,088	14,286	2,519	802
Product development	17,674	16,020	14,887	1,654	1,133
Sales and marketing	59,364	43,701	39,693	15,663	4,008
General and administrative	34,049	28,583	26,625	5,466	1,958
Depreciation	17,487	16,344	10,259	1,143	6,085
Impairment of intangible assets	—	—	15,200	—	(15,200)
Impairment of goodwill	—	—	22,607	—	(22,607)
Impairment of right-of-use asset	—	1,919	—	(1,919)	1,919
Total operating expenses	146,181	121,655	143,557	24,526	(21,902)
Other operating income:
Proceeds from settlement	2,061	—	—	2,061	—
Operating income (loss)	$5,560	$(1,752)	$(32,390)	$7,312	$30,638

	For the year ended December 31,
	2022	2021	2020
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	11.8%	12.6%	12.9%
Product development	11.8%	13.4%	13.4%
Sales and marketing	39.7%	36.4%	35.7%
General and administrative	22.7%	23.8%	24.0%
Depreciation	11.7%	13.6%	9.2%
Impairment of intangible assets	—%	—%	13.7%
Impairment of goodwill	—%	—%	20.3%
Impairment of right-of-use asset	—%	1.6%	—%
Total operating expenses	97.7%	101.5%	129.1%
Other operating income:
Proceeds from settlement	1.4%	—%	—%
Operating income (loss)	3.7%	(1.5)%	(29.1)%

Comparison of Years Ended December 31, 2022 and 2021

Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2022	2021
	(in thousands, except percentages)
Dice(1)	$106,957	$86,257	$20,700	24.0%
ClearanceJobs	42,723	33,646	9,077	27.0%
Total revenues	$149,680	$119,903	$29,777	24.8%

(1) Includes Dice and Career Events.

We experienced an increase in revenue of $29.8 million, or 24.8%. Revenue at Dice increased by $20.7 million, or 24.0%, compared to the same period of 2021 due to improvements in renewal rates and new business activity along with increasing customer counts, which drives additional revenue. Revenues for ClearanceJobs increased by $9.1 million, or 27.0%, as compared to the same period of 2021, driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Cost of revenues	$17,607	$15,088	$2,519	16.7%
Percentage of revenues	11.8%	12.6%

Cost of revenues increased by $2.5 million, or 16.7%, driven by an increase of $1.8 million from higher compensation related costs, primarily from higher headcount. Operational costs, including the amortization of cloud computing and consulting costs, increased by $0.7 million.

Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Product development	$17,674	$16,020	$1,654	10.3%
Percentage of revenues	11.8%	13.4%

Product development expenses increased $1.7 million, or 10.3%, driven by an increase of $5.0 million from higher compensation related costs, primarily due to higher headcount, partially offset by an increase in capitalized labor of $3.8 million, which decreases operating expenses. Additionally, operational costs, including consulting, education and training costs, increased by $0.5 million.

Sales and Marketing Expenses

	Year Ended December 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Sales and marketing	$59,364	$43,701	$15,663	35.8%
Percentage of revenues	39.7%	36.4%

Sales and marketing expenses increased $15.7 million, or 35.8%, from the same period in 2021. The increase was primarily driven by $9.4 million increase in compensation related costs due to increased headcount and higher quota attainment versus sales plan, and a $5.1 million increase in discretionary marketing expenses supporting the growth in the sales team, and a $1.1 million increase in operational costs, including company events, credit card fees, and hotel and travel.

General and Administrative Expenses

	Year Ended December 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
General and administrative	$34,049	$28,583	$5,466	19.1%
Percentage of revenues	22.7%	23.8%

General and administrative costs increased $5.5 million or 19.1%, primarily due to an increase in compensation related costs of $3.7 million, which includes a $1.8 million increase in stock-based compensation. The increase in compensation expense is primarily due to higher achievement against targets for the Company's bonus and stock-based compensation plans. Operational costs, including bad debt expense and consulting increased by $1.8 million.

Depreciation

	Year Ended December 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Depreciation	$17,487	$16,344	$1,143	7.0%
Percentage of revenues	11.7%	13.6%

Depreciation expense increased $1.1 million or 7.0% from the same period in 2021, in connection with increasing internal development costs driving higher depreciation.

Impairment of right-of-use asset

	Year Ended December 31,		Decrease	Percent Change
	2022	2021
	(in thousands, except percentages)
Impairment of right-of-use asset	$—	$1,919	$(1,919)	(100.0)%
Percentage of revenues	—%	1.6%

During the third quarter of 2021, due to the continuing impacts of COVID-19 on the real estate markets and its impact on the future cash flows attributable to its right-of-use ("ROU") assets, the Company performed an impairment analysis of a sublease within its ROU assets. As a result, the Company recorded an impairment charge of $1.9 million during the third quarter of 2021, which did not reoccur in 2022.

Proceeds from settlement

	Year Ended December 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Proceeds from settlement	$2,061	$—	$2,061	—%
Percentage of revenues	1.4%	—%

During the fourth quarter of 2022 the Company received proceeds from a legal settlement of $2.1 million.

Operating Income (Loss)

	Year Ended December 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Revenue	$149,680	$119,903	$29,777	24.8%
Operating income (loss)	5,560	(1,752)	$7,312	(417.4)%
Percentages of revenues	3.7%	(1.5)%

Operating income for the year ended December 31, 2022 was $5.6 million, a margin of 3.7%, compared to operating loss of $1.8 million, a negative margin of 1.5%, for the same period in 2021. The increase in operating income and improved percentage margin was driven by higher revenues and proceeds from settlement, partially offset by higher operating costs as the Company invests in its product and sales and marketing for future growth.

Income from equity method investment

	Year Ended December 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Income from equity method investment	$1,597	$190	$1,407	740.5%
Percentage of revenues	1.1%	0.2%

During the years ended December 31, 2022 and 2021, the Company recorded $1.6 million and $0.2 million, respectively, of income related to its proportionate share of eFC's net income. The Company records its proportionate share of eFC's net income three months in arrears. The increase of $1.4 million is primarily due to the 2022 period reflecting a full year of activity.
Impairment of investment

	Year Ended December 31,		Decrease	Percent Change
	2022	2021
	(in thousands, except percentages)
Impairment of investment	$(2,300)	$—	$(2,300)	—%
Percentage of revenues	(1.5)%	—%

During the third quarter of 2022, the Company recognized a $2.3 million loss related to an impairment of a subordinated convertible promissory note as further described in Note 7 of the notes to consolidated financial statements.

Gain on investment

	Year Ended December 31,		Decrease	Percent Change
	2022	2021
	(in thousands, except percentages)
Gain on investment	$320	$1,198	$(878)	(73.3)%
Percentage of revenues	0.2%	1.0%

During the second quarter of 2022, the Company recognized a $0.3 million gain from the sale of its 40% common share interest in Rigzone. The gain on investment of $1.2 million for the year ended December 31, 2021 relates to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after its initial public offering. The Company sold 100% of this investment during the third quarter of 2021. See also Note 7 of the notes to consolidated financial statements.
Interest Expense and Other

	Year Ended December 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Interest expense and other	$1,580	$667	$913	136.9%
Percentage of revenues	1.1%	0.6%
Interest expense and other increased by $0.9 million, or 136.9%, from the same period in 2021 due to higher debt outstanding under the Credit Agreement during the current period and higher interest rates.

Income Taxes

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Income (loss) before income taxes	$3,597	$(1,031)
Income tax benefit	(579)	(629)
Effective tax rate	(16.1)%	61.0%

A reconciliation between the income tax expense (benefit) at the federal statutory rate and the reported income tax benefit is summarized as follows:

	Year Ended December 31,
	2022	2021
Federal statutory rate	$755	$(216)
Gain on sale of businesses or investments	—	(251)
Stock-based compensation	(1,130)	(84)
State tax expense, net of federal effect	139	110
Change in accrual for unrecognized tax benefits	(16)	(155)
Executive compensation	266	541
Research and development tax credits	(763)	(478)
Income from equity method investment	(335)	—
Change in valuation allowance	555	—
Other	(50)	(96)
Income tax benefit	$(579)	$(629)

Our effective income tax rate was (16.1)% and 61.0% for the years ended December 31, 2022 and 2021, respectively. The 2022 tax rate differed from the federal statutory rate primarily because of a tax benefit related to the vesting of stock-based compensation; tax credits for research and development; and an increase in the valuation allowance associated with an investment. The 2021 tax rate differed from the federal statutory rate primarily because of the utilization of a capital loss carryforward to offset a gain on an investment; deduction limitations on executive compensation; and tax credits for research and development.

Income (loss) from discontinued operations, net of tax

	For the year ended December 31,		Increase	Percent Change
	2022	2021
	(in thousands, except percentages)
Loss from discontinued operations, net of tax	$—	$(29,340)	$29,340	(100)%
Percentage of revenues	—%	(24.5)%
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

Earnings per Share

	Year Ended December 31,
	2022	2021
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$4,176	$(402)
Loss from discontinued operations, net of tax	—	(29,340)
Net income (loss)	$4,176	$(29,742)

Weighted-average shares outstanding - basic	44,274	46,333
Weighted-average shares outstanding - diluted	46,533	46,333

Diluted earnings (loss) per share - continuing operations	$0.09	$(0.01)
Diluted earnings (loss) per share - discontinued operations	$—	$(0.63)
Diluted earnings (loss) per share	$0.09	$(0.64)

Diluted earnings (loss) per share from continuing operations was $0.09 and $(0.01) for the years ended December 31, 2022 and 2021, respectively. The improvement in the 2022 period was primarily driven by higher revenues, partially offset by higher operating costs as the Company invests in its product and sales and marketing for future growth. The prior year loss was driven by an ROU asset impairment and higher depreciation expense partially offset by gain on investment. Diluted earnings (loss) per share was $0.09 and $(0.64) for the years ended December 31, 2022 and 2021, respectively. The prior year loss per share was driven by the loss from discontinued operations.

Comparison of Years Ended December 31, 2021 and 2020

Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2021	2020
	(in thousands, except percentages)
Dice(1)	$86,257	$82,190	$4,067	4.9%
ClearanceJobs	33,646	28,977	4,669	16.1%
Total revenues	$119,903	$111,167	$8,736	7.9%

(1) Includes Dice and Career Events

We experienced an increase in revenue of $8.7 million, or 7.9%. Revenue at Dice increased by $4.1 million, or 4.9%, compared to the same period in 2020 due to improvements in renewal rates and new business activity along with consistently increasing customer counts during 2021, which drives additional revenue in future periods. Revenues for ClearanceJobs increased by $4.7 million, or 16.1%, as compared to the same period of 2020, driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Cost of revenues	$15,088	$14,286	$802	5.6%
Percentage of revenues	12.6%	12.9%

Cost of revenues increased by $0.8 million, or 5.6%, driven by an increase of $0.4 million associated with web hosting and cloud computing, consistent with the Company's investment in its products and tools to enhance sales processes. The Company also experienced a $0.4 million increase in headcount related costs.

Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Product development	$16,020	$14,887	$1,133	7.6%
Percentage of revenues	13.4%	13.4%

Product development expenses increased $1.1 million or 7.6%. Within product development, the Company experienced a decrease in capitalized labor of $0.7 million, which increased expense, along with an increase in consulting costs of $0.3 million.

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

Depreciation expense increased $6.1 million or 59.3%, from the same period in 2020, in connection with increasing internal development costs during 2019 and 2020 that were then placed in service, primarily in late 2020, and depreciated. Internal development costs are reflected as purchases of fixed assets in the consolidated statements of cash flows.

Impairment of intangible assets

	Year Ended December 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of intangible assets	$—	$15,200	$(15,200)	(100.0)%
Percentage of revenues	—%	13.7%

The Company has an indefinite-lived acquired intangible asset related to the Dice trademarks and brand name. During the first and third quarters of 2020, because of the impacts of the COVID-19 pandemic, the Company performed an interim impairment analysis of the Dice trademarks and brand name. As a result of the analysis, the Company recorded an impairment charge of $15.2 million during the nine months ended September 30, 2020. See also Note 9 of the notes to consolidated financial statements.

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

Operating Income (Loss)

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2021	2020
	(in thousands, except percentages)
Revenue	$119,903	$111,167	$8,736	7.9%
Operating income (loss)	$(1,752)	$(32,390)	$30,638	(94.6)%
Percentage of revenues	(1.5)%	(29.1)%

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

Income from equity method investment

	Year Ended December 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Income from equity method investment	$190	$—	$190	—%
Percentage of revenues	0.2%	—%

During the fourth quarter of 2021, the Company recorded $0.2 million of income related to its proportionate share of eFC's net income.

Impairment of Investment

	Year Ended December 31,		Increase	Percent Change
	2021	2020
	(in thousands, except percentages)
Impairment of investment	$—	$(2,002)	$2,002	(100.0)%
Percentage of revenues	—%	(1.8)%

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

The gain on investment of $1.2 million relates to a minority interest representing less than 1% of the common stock of a technology company that became publicly traded during the first quarter of 2021 after filing an initial public offering. The Company sold 100% of this investment during the third quarter of 2021. See also Note 7 of the notes to consolidated financial statements.

Interest Expense and Other

	Year Ended December 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Interest expense	$667	$831	$(164)	(19.7)%
Percentage of revenues	0.6%	0.7%

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

A reconciliation between tax benefit at the federal statutory rate and the reported income tax benefit is summarized as follows:

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

Income (loss) from discontinued operations, net of tax

	Year Ended December 31,		Decrease	Percent Change
	2021	2020
	(in thousands, except percentages)
Income (loss) from discontinued operations, net of tax	$(29,340)	$2,382	$(31,722)	(1,331.7)%
Percentage of revenues	(24.5)%	2.1%

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

Loss per share

	Year Ended December 31,
	2021	2020
	(in thousands, except per share amounts)
Loss from continuing operations	$(402)	$(32,397)
Income (loss) from discontinued operations, net of tax	(29,340)	2,382
Net loss	(29,742)	(30,015)

Weighted-average shares outstanding-diluted	46,333	48,278

Diluted loss per share - continuing operations	(0.01)	(0.67)
Diluted earnings (loss) per share - discontinued operations	(0.63)	0.05
Diluted loss per share	(0.64)	(0.62)

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP metrics used by management to measure operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin as performance measures for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses this measure to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, and items such as non-cash stock based compensation, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain write-offs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, losses from equity method investments, transaction costs in connection with the credit agreement, deferred revenues written off in connection with acquisition purchase accounting adjustments, write-off of non-cash stock-based compensation expense, severance and retention costs related to dispositions and reorganizations of the Company, and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, including income from equity method investments, interest income, business interruption insurance proceeds, and any income or gain resulting from certain dispositions outside the ordinary course of business, including prior operating results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.

Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Revenues.

We also consider Adjusted EBITDA and Adjusted EBITDA Margin, as defined above, to be important indicators to investors because they provide information related to our ability to provide cash flows to meet future debt service, capital expenditures, working capital requirements, and to fund future growth. We present Adjusted EBITDA and Adjusted EBITDA Margin as supplemental performance measures because we believe that these measures provide our Board, management and investors with additional information to measure our performance, provide comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense) and tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and to estimate our value.

We understand that although Adjusted EBITDA and Adjusted EBITDA Margin is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our liquidity or results as reported under GAAP. Some limitations are:

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
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect any cash requirements for such replacements; and

•Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as a comparative measure.

To compensate for these limitations, management evaluates our liquidity by considering the economic effect of excluded expense items independently, as well as in connection with its analysis of cash flows from operations and through the use of other financial measures, such as capital expenditure budget variances, investment spending levels and return on capital analysis.

Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of our financial performance under GAAP and should not be considered as an alternative to revenue, operating income, net income, net income margin, cash provided by operating activities, or any other performance measures derived in accordance with GAAP as a measure of our profitability or liquidity.
A reconciliation of Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020 follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$4,176	$(29,742)	$(30,015)
Interest expense	1,580	748	1,031
Income tax benefit	(579)	(629)	(2,826)
Depreciation	17,487	16,344	10,259
Non-cash stock based compensation	9,519	7,681	5,764
Income from equity method investment	(1,597)	(190)	—
Impairment of intangible assets	—	—	15,200
Impairment of goodwill	—	—	22,607
Impairment of investment	2,300	—	2,002
Impairment of right-of-use asset	—	1,919	—
Proceeds from settlement	(2,061)	—	—
Gain on investments	(320)	(1,198)	(200)
Severance and related costs	445	1,969	1,194
Loss (income) on discontinued operations, net of tax	—	29,340	(2,382)
Other	—	(80)	—
Adjusted EBITDA	$30,950	$26,162	$22,634

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$36,035	$28,581	$18,683
Interest expense	1,580	748	1,031
Amortization of deferred financing costs	(146)	(147)	(147)
Income tax benefit	(579)	(629)	(2,826)
Deferred income taxes	3,800	569	2,918
Change in accrual for unrecognized tax benefits	16	156	446
Change in accounts receivable	2,109	1,102	(859)
Change in deferred revenue	(4,718)	(10,075)	8,193
Discontinued operations results	—	(3,593)	(7,290)
Severance and related costs	445	1,969	1,194
Changes in working capital and other	(7,592)	7,481	1,291
Adjusted EBITDA	$30,950	$26,162	$22,634

A reconciliation of Adjusted EBITDA Margin for the years ended December 31, 2022, 2021 and 2020 follows (in thousands, except percentages):

	Year Ended December 31,
	2022	2021	2020
Revenues	$149,680	$119,903	$111,167

Net income (loss)	$4,176	$(29,742)	$(30,015)
Net income (loss) margin(1)	3%	(25)%	(27)%

Adjusted EBITDA	$30,950	$26,162	$22,634
Adjusted EBITDA Margin(1)	21%	22%	20%
(1) Net income (loss) margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenues

Liquidity and Capital Resources

Cash Flows

We have summarized our cash flows for the years ended December 31, 2022, 2021 and 2020 as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash from operating activities	$36,035	$28,581	$18,683
Cash used in investing activities	(17,656)	(19,304)	(15,904)
Cash used in financing activities	(16,913)	(15,387)	(542)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At December 31, 2022, we had cash and borrowings of $3.0 million and $30.0 million, respectively, compared to $1.5 million and $23.0 million, respectively, at December 31, 2021.

Liquidity

Our principal internal sources of liquidity are cash on hand, as well as the cash flow that we generate from our operations. In addition, we had $70.0 million in borrowing capacity under our $100.0 million Credit Agreement at December 31, 2022, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash and cash equivalents, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Comparison of Years Ended December 31, 2022 and 2021

Operating Activities

Cash flows from operating activities is driven by earnings and is dependent on the amount and timing of billings and cash collections from our customers. Cash flows from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, changes in deferred tax assets and liabilities, stock based compensation, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $36.0 million and $28.6 million for the years ended December 31, 2022 and 2021, respectively, an increase of $7.4 million. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the year ended December 31, 2022 increased primarily due to strong billings to and collections from customers and the timing of certain vendor and tax payments.

Investing Activities

During the year ended December 31, 2022, cash used in investing activities was $17.7 million compared to $19.3 million of cash used in investing activities during the year ended December 31, 2021. Cash used in investing activities during the year ended December 31, 2022 is primarily comprised of $18.0 million of purchases of fixed assets, which is primarily comprised of capitalized development costs as the Company continues to invest in its products. Cash used in investing activities during the year ended December 31, 2021 is comprised of $3.2 million of cash transferred to eFC related to the transfer of ownership in the prior year period, $3.0 million of cash paid for an investment as described in Note 7 of the notes to consolidated financial statements, and $14.3 million of fixed assets purchases, which is primarily comprised of capitalized development costs, partially offset by cash proceeds of $1.2 million from the sale of an investment.

Financing Activities

Cash used in financing activities during the year ended December 31, 2022 was $16.9 million primarily due to cash uses of $23.4 million, net, related to share repurchases and $0.5 million from financing costs paid, partially offset by $7.0 million of net proceeds on long-term debt. Cash used during the year ended December 31, 2021 was $15.4 million and was driven by $18.4 million of share repurchases, partially offset by $3.0 million of net borrowings on long-term debt.

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

Investing Activities

During the year ended December 31, 2021, cash used in investing activities was $19.3 million compared to $15.9 million of cash used in investing activities during the year ended December 31, 2020. Cash used by investing activities during the year ended December 31, 2021 increased from the comparable 2020 period due to cash transferred to the eFC business and cash paid for investment, partially offset by lower internal development costs, primarily driven by lower headcount and development activities dedicated to the transfer of the eFC business, partially offset by higher proceeds from sale of investments.

Financing Activities

Cash used in financing activities during the year ended December 31, 2021 was $15.4 million primarily due to $3.0 million of net borrowings on long-term debt and $18.4 million of repurchases of common stock. Cash used during the year ended December 31, 2020 was $0.5 million primarily due to $10.5 million of repurchases of common stock, partially offset by $10.0 million of net borrowings on long-term debt.

Financings and Capital Requirements

Credit Agreement

We have a $100 million revolving credit facility, which matures June 2027, with $30.0 million of outstanding borrowings on the facility at December 31, 2022, leaving $70.0 million available for future borrowings, subject to the terms of the Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the

Company’s most recent consolidated leverage ratio. Assuming an interest rate of 6.67% (the rate in effect on December 31, 2022) on our current borrowings, interest payments are expected to be $2.0 million per year in years 2023 through 2026 and $1.0 million in 2027. The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2022, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 11 of the notes to consolidated financial statements and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to eight years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of December 31, 2022 the value of our lease right-of-use asset was $6.6 million and the value of our lease liability was $8.5 million. Our recorded lease right-of-use asset and lease liability were each reduced $2.1 million as of December 31, 2022, which represents a tenant improvement allowance that is expected to be consumed in 2023. See also Note 6 of the notes to consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of December 31, 2022, we recorded approximately $0.8 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2022 are $0.8 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next twelve months.

The Company's Board of Directors approved a stock repurchase program that permits the Company to repurchase its common stock. During the year ended December 31, 2022, the Company repurchased 3.3 million shares for $18.6 million. As of December 31, 2022, the value of shares available to be purchased under the current plan was $2.1 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. Subsequent to December 31, 2022, the Company's Board of directors announced a new stock repurchase program that permits the repurchase of up to $10 million of the Company's common stock through February 2024. See also Note 13 of the notes to consolidated financial statements for further information.

We anticipate capital expenditures in 2023 to be approximately $20 million to $22 million. The increase over prior periods is due to the additional investments in the development of new products and features. We intend to use operating cash flows to fund capital expenditures.

Cyclicality

The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that online career websites and marketplaces continue to provide economic and strategic value to the labor market and industries that we serve.

Any slowdown in recruitment activity that occurs could negatively impact our revenues and results of operations. For instance, the COVID-19 pandemic resulted in a slowdown of recruiting activity in 2020 and early in 2021, which negatively impacted our business. Alternatively, a decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and databases licenses and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our recruitment services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, which can be several months to over a year.

From time to time, we see market slowdowns, which can lead to lower demand for recruiting technologists and financial and security cleared professionals. In 2020 and early in 2021, the COVID-19 pandemic led to a reduction in recruitment activity. If recruitment activity slows in the industries in which we operate, our revenues and results of operations could be negatively impacted.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report.

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

The Company's investment in eFC, as described in Note 7 of the notes to consolidated financial statements, which is recorded under the equity method of accounting, subjects the Company to foreign exchange risk because the functional currency of eFC is the British Pound Sterling. Accordingly, the Company must translate its share of eFC's net income into United States dollars. The Company's share of eFC's net income is not expected to be significant.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company's option, at the SOFR or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on the base rate, as determined by our most recent consolidated leverage ratio, plus and additional spread of 0.10%. As of December 31, 2022, we had outstanding borrowings of $30.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would have increased our annual interest expense by approximately $0.3 million for the year ended December 31, 2022.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of DHI Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DHI Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Goodwill and Indefinite Long-Lived Acquired Intangible Assets– Refer to Notes 2, 9, and 10 to the financial statements

Critical Audit Matter Description

The Company determines whether the carrying value of recorded goodwill is impaired on an annual basis or more frequently if indicators of potential impairment exist. If the fair value of the reporting unit is less than its carrying amount, an impairment charge is recorded for the amount the carrying value exceeds the fair value. The Company determined the fair value of its reporting unit by using a combination of a discounted cash flow methodology and a market comparable method. Similarly, the Company’s evaluation of its indefinite lived trademark and brand intangible asset (“Dice”) involves the comparison of the fair value to its carrying value. The Company determined the fair value of Dice using a relief from royalty rate valuation method. The determination of the fair value for the Company’s reporting unit (“Tech-focused”) is judgmental and required management to make significant estimates and assumptions including forecasts of future revenue, EBITDA margin and the discount rate. The determination of the fair value of Dice required management to make significant estimates and assumptions including forecasts of future revenue, the royalty rate and the discount rate.

The goodwill balance was $128.1M as of December 31, 2022. The fair value of the reporting unit exceeded its carrying value as of the measurement date, October 1, 2022, and therefore, no goodwill impairment was recognized. The carrying value of Dice was $23.8M as of December 31, 2022.The fair value of Dice exceeded its carrying value as of the measurement date, October 1, 2022, and therefore no impairment was recognized

Given the significant estimates and assumptions management makes to estimate the fair value of goodwill and the Dice brand, performing auditing procedures to evaluate the reasonableness of management’s forecasts of revenue, EBITDA margin, the royalty rate and the discount rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, EBITDA margins and selection of the royalty and discount rates used by management to estimate the fair value of Tech focused and Dice included the following, among others:
•We tested the effectiveness of controls over management’s goodwill and Dice brand intangible asset impairment tests, including controls related to management’s forecasts of revenue, EBITDA margin, royalty rate and the discount rates.

•We evaluated management’s ability to accurately forecast revenue growth rates and EBITDA margin by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts of revenues by comparing the forecasts of revenues to external market sources.

•With the assistance of our fair value specialists we evaluated the reasonableness of management’s selected royalty rate by comparing it to those of industry participants from external sources.

•With the assistance of our fair value specialists we evaluated the reasonableness of management’s selected discount rates by computing an independent estimate of those rates.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 10, 2023
We have served as the Company's auditor since 2005.

DHI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021                                             (in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$3,006	$1,540
Accounts receivable, net of allowance for doubtful accounts of $1,374 and $733	20,494	18,385
Income taxes receivable	—	354
Prepaid and other current assets	4,294	4,177
Total current assets	27,794	24,456
Fixed assets, net	21,252	20,581
Capitalized contract costs	9,677	9,131
Operating lease right-of-use assets	6,581	6,888
Investments	5,646	3,769
Investments, at fair value	—	3,000
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	3,854	1,853
Total assets	$226,704	$221,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23,818	$15,859
Deferred revenue	50,121	45,217
Income taxes payable	34	—
Operating lease liabilities	105	2,388
Total current liabilities	74,078	63,464
Deferred revenue	743	929
Operating lease liabilities	8,428	6,982
Long-term debt, net	30,000	22,730
Deferred income taxes	5,515	9,315
Accrual for unrecognized tax benefits	769	785
Other long-term liabilities	932	1,011
Total liabilities	120,465	105,216
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, 0.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, 0.01 par value, authorized 240,000; issued 76,442 and 73,584 shares, respectively; outstanding: 47,367 and 48,756 shares, respectively	766	738
Additional paid-in capital	251,632	241,854
Accumulated other comprehensive loss	(481)	(61)
Accumulated earnings	28,405	24,229
Treasury stock, 29,075 and 24,828 shares, respectively	(174,083)	(150,398)
Total stockholders’ equity	106,239	116,362
Total liabilities and stockholders’ equity	$226,704	$221,578
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2022, 2021 and 2020
(in thousands, except per share amounts)

	For the year ended December 31,
	2022	2021	2020
Revenues	$149,680	$119,903	$111,167
Operating expenses:
Cost of revenues	17,607	15,088	14,286
Product development	17,674	16,020	14,887
Sales and marketing	59,364	43,701	39,693
General and administrative	34,049	28,583	26,625
Depreciation	17,487	16,344	10,259
Impairment of intangible assets	—	—	15,200
Impairment of goodwill	—	—	22,607
Impairment of right-of-use asset	—	1,919	—
Total operating expenses	146,181	121,655	143,557
Other operating income:
Proceeds from settlement	2,061	—	—
Operating income (loss)	5,560	(1,752)	(32,390)
Income from equity method investment	1,597	190	—
Impairment of investment	(2,300)	—	(2,002)
Gain on investments	320	1,198	—
Interest expense and other	(1,580)	(667)	(831)
Income (loss) before income taxes	3,597	(1,031)	(35,223)
Income tax benefit	(579)	(629)	(2,826)
Income (loss) from continuing operations	4,176	(402)	(32,397)
Loss from discontinued operations, net of tax	—	(29,340)	2,382
Net income (loss)	$4,176	$(29,742)	$(30,015)

Basic earnings (loss) per share - continuing operations	$0.09	$(0.01)	$(0.67)
Diluted earnings (loss) per share - continuing operations	$0.09	$(0.01)	$(0.67)

Basic earnings (loss) per share - discontinued operations	$—	$(0.63)	$0.05
Diluted earnings (loss) per share - discontinued operations	$—	$(0.63)	$0.05

Basic earnings (loss) per share	$0.09	$(0.64)	$(0.62)
Diluted earnings (loss) per share	$0.09	$(0.64)	$(0.62)

Weighted-average basic shares outstanding	44,274	46,333	48,278
Weighted-average diluted shares outstanding	46,533	46,333	48,278

See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2022, 2021 and 2020
(in thousands)

	For the year ended December 31,
	2022	2021	2020
Net income (loss)	$4,176	$(29,742)	$(30,015)

Other comprehensive income (loss):
Foreign currency translation adjustment	(420)	395	729
Cumulative translation adjustments reclassified to the Statements of Operations	—	28,063	—
Total other comprehensive income (loss)	(420)	28,458	729
Comprehensive income (loss)	$3,756	$(1,284)	$(29,286)
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2022, 2021, and 2020 (in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at January 1, 2020	—	$—	69,509	$696	$227,227	15,591	$(121,466)	$83,986	$(29,248)	$161,195
Net loss								(30,015)		(30,015)
Other comprehensive income									729	729
Stock based compensation					6,327					6,327
Restricted stock issued			2,173	22						22
Purchase of treasury stock related to vested restricted and performance stock units			(430)	(4)		874	(2,248)			(2,252)
Performance-based restricted stock units forfeited			(19)	—						—
Purchase of treasury stock under stock repurchase plan						3,548	(8,436)			(8,436)
Balance at December 31, 2020	—	—	71,233	714	233,554	20,013	(132,150)	53,971	(28,519)	127,570
Net loss								(29,742)		(29,742)
Other comprehensive income									395	395
Cumulative translation adjustments reclassified to the Statements of Operations									28,063	28,063
Stock based compensation					8,303					8,303
Restricted stock issued			2,267	23	(5)					18
Performance-based restricted stock units eligible to vest			813	8						8
Restricted stock forfeited or withheld to satisfy tax obligations			(685)	(7)	2	666	(2,073)			(2,078)
Performance based restricted stock forfeited or withheld to satisfy tax obligations			(44)	—		244	(907)			(907)
Purchase of treasury stock under stock repurchase plan						3,905	(15,268)			(15,268)
Balance at December 31, 2021	—	—	73,584	738	241,854	24,828	(150,398)	24,229	(61)	116,362
Net income								4,176		4,176
Other comprehensive loss									(420)	(420)
Stock based compensation					9,519					9,519
Restricted stock issued			1,242	11	(11)					—
Performance-based restricted stock units eligible to vest			1,773	18	(18)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(132)	(1)	1	592	(3,197)			(3,197)
Performance based restricted stock forfeited or withheld to satisfy tax obligations			(93)	(1)	1	368	(1,958)			(1,958)
Issuance of common stock upon ESPP purchase			68	1	286					287
Purchase of treasury stock under stock repurchase plan						3,287	(18,530)			(18,530)
Balance at December 31, 2022	—	$—	76,442	$766	$251,632	29,075	$(174,083)	$28,405	$(481)	$106,239

See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2022, 2021 and 2020
(in thousands)

	For the year ended December 31,
	2022	2021	2020
Cash flows from (used in) operating activities:
Net income (loss)	$4,176	$(29,742)	$(30,015)
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	17,487	17,118	12,019
Deferred income taxes	(3,800)	(569)	(2,918)
Amortization of deferred financing costs	146	147	147
Stock based compensation	9,519	8,303	6,327
Income from equity method investment	(1,597)	(190)	—
Impairment of intangible assets	—	—	15,200
Impairment of goodwill	—	—	23,626
Impairment of right-of-use asset	—	1,919	—
Impairment of investment	2,300	—	2,002
Gain on investments	(320)	(1,198)	(200)
Change in accrual for unrecognized tax benefits	(16)	(156)	(446)
Loss on disposition of discontinued operations	—	30,203	—
Changes in operating assets and liabilities:
Accounts receivable	(2,109)	(1,102)	859
Prepaid expenses and other assets	(1,479)	(1,032)	(1,405)
Capitalized contract costs	(545)	(2,990)	(175)
Accounts payable and accrued expenses	7,778	(1,520)	139
Income taxes receivable/payable	388	261	480
Deferred revenue	4,718	10,075	(8,193)
Other, net	(611)	(946)	1,236
Net cash flows from operating activities	36,035	28,581	18,683
Cash flows from (used in) investing activities:
Cash transferred with discontinued operations	—	(3,195)	—
Cash received from sale of business, net	—	—	—
Cash paid for investment	—	(3,000)	—
Cash received from sale of investment	320	1,198	200
Purchases of fixed assets	(17,976)	(14,307)	(16,104)
Net cash flows used in investing activities	(17,656)	(19,304)	(15,904)
Cash flows from (used in) financing activities:
Payments on long-term debt	(11,000)	(11,000)	(26,444)
Proceeds from long-term debt	18,000	14,000	36,444
Financing costs paid	(515)	—	—
Payments under stock repurchase plan	(18,530)	(15,409)	(8,294)
Purchase of treasury stock related to vested restricted and performance stock units	(5,155)	(2,978)	(2,248)
Proceeds from issuance of common stock through ESPP	287	—	—
Net cash flows used in financing activities	(16,913)	(15,387)	(542)
Effect of exchange rate changes	—	10	22
Net change in cash and cash equivalents for the period	1,466	(6,100)	2,259
Cash and cash equivalents, beginning of period	1,540	7,640	5,381
Cash and cash equivalents, end of period	$3,006	$1,540	$7,640
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

DHI Group, Inc. (“DHI,” the “Company,” “we,” “us” or “our”), a Delaware corporation, was incorporated on June 28, 2005. DHI is a leading provider of data, insights and employment connections through its specialized services for technology professionals and other select online communities. Its mission is to empower tech professionals and organizations to compete and win through expert insights and relevant employment connections. Employers and recruiters use its websites and services to source, hire and connect with the most qualified and highly-skilled tech professionals, while professionals use its websites and services to find ideal employment opportunities, relevant job advice and tailored career-related data. For over 30 years, through its predecessor companies, the Company was built on providing employers and professionals with career connections, news, tools and information.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of DHI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in companies that are not consolidated are included in the Company's consolidated financial statements as described in Notes 4 and 7 of the notes to consolidated financial statements.

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

Recruitment packages. Recruitment package revenues are derived from the sale of a subscription to recruiters and employers that includes a combination of job postings and/or access to candidate profiles on Dice and ClearanceJobs. Certain of the Company’s arrangements include multiple performance obligations, which primarily consists of the ability to post jobs and access to candidate profiles. The Company determines the units of accounting for multiple performance obligations in accordance with Topic 606. Specifically, the Company considers a performance obligation as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to candidate profiles are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition because delivery of the two services occurs over the same time period.

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

Cash and cash equivalents—Cash equivalents consist of demand deposits and highly liquid investments which have an original maturity of three months or less.

Concentration of Credit Risk—Cash and cash equivalents are maintained with several financial institutions. Cash and cash equivalents potentially subject the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits as of December 31, 2022 and 2021.

The Company performs credit evaluations of its customers’ financial condition as needed and does not require collateral on accounts receivable. No single customer represents 10% or more of accounts receivable as of December 31, 2022 and 2021 and no single customer represents 10% or more of revenues for the years ended December 31, 2022, 2021 and 2020.

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Statements of Cash Flows—All bank deposits are considered cash and cash equivalents.

The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2022	2021	2020
Supplemental cash flow information:
Interest paid	$1,480	$825	$1,100
Taxes paid	2,849	393	457
Non-cash investing and financing activities:
Capital expenditures on fixed assets included in accounts payable and accrued expenses	327	144	110
Share repurchases included in accounts payable and accrued expenses	—	—	141

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Contract Costs—The Company capitalizes certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. For costs incurred to obtain new business sales contracts, the Company capitalizes and expenses these costs over an average customer life, which was approximately two years as of December 31, 2022. For the remaining sales contracts, the Company capitalizes and expenses these costs over a weighted average contract term, which was approximately one year as of December 31, 2022. See Note 5 for additional disclosures.

Leases—We determine if an arrangement is a lease at inception. The Company primarily has operating leases for corporate office space and certain equipment. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The initial measurement of the lease liability is calculated on the basis of the present value of the remaining lease payments, and the right-of-use asset is measured on the basis of this liability, adjusted by prepaid and accrued rent, lease incentives, and initial direct costs. When readily available, the Company uses the implicit rate in determining the present value of the lease payments. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement of the lease, including the lease term. Because the implicit rate in each lease is not available, the Company used its incremental borrowing rate to determine the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Variable components of the lease payments, such as utilities and maintenance, are expensed as incurred and are not included in determining the present value. Operating lease expense is recognized on a straight-
line basis over the lease term.

Equity Method Investment—The Company has a 40% non-controlling common share interest in the eFC and Rigzone businesses as the Company does not have the ability to direct the activities of the businesses that most significantly impact their economic performance. The 40% common share interest is being accounted for under the equity method of accounting as the Company does have the ability to exercise significant influence over the businesses. The recorded value is adjusted based on the Company's proportionate share of the businesses net income and is recorded three months in arrears. The Company sold its 40% common share interest in Rigzone in the second quarter of 2022. See Note 7 for additional disclosures.

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

Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2022, 2021 and 2020 was $17.9 million, $12.5 million and $10.9 million, respectively.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation—The Company has a plan to grant equity awards to certain employees and directors of the Company and its subsidiaries. In accordance with FASB ASC Topic 718 Compensation-Stock Compensation, the Company accounts for forfeitures when they occur. See Note 15 for additional disclosures.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values. The Company’s long-term debt consists of borrowings under its credit facility. Investments consist of common and preferred share ownership interests in businesses. See Notes 3 and 11 for additional disclosures.

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

Earnings per Share—The Company follows the Earnings Per Share topic of the FASB ASC in computing earnings per share (“EPS”). Basic EPS is calculated by dividing income from continuing operations, income from discontinued operations, and net income by the weighted average number of shares outstanding. When the effects are dilutive, diluted earnings per share is calculated using the weighted average number of shares outstanding, and the dilutive effect of stock-based compensation awards as determined under the treasury stock method. Certain stock awards were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. See Note 18 for additional disclosures.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. Investments, non-current that were carried at fair value, prior to the conversion to preferred shares as described in Note 7, used a discounted cash flow technique based on the probability of one or more possible outcomes, based on Level 3 inputs, which inputs and fair value did not change during the 2022 period prior to the conversion. The estimated fair value of long-term debt is based on Level 2 inputs.

Certain assets and liabilities are measured at fair value on a non-recurring basis as they are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Such instruments are not measured at fair value on an ongoing basis. These assets include equity investments, operating lease right-of-use assets, and goodwill and intangible assets which resulted from prior acquisitions. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

On June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest. On June 30, 2021, the Company valued its 40% interest in eFC utilizing a combination of a discounted cash flow and a market approach. The discounted cash flow included declining revenues for the years ending December 31, 2021 and 2022 as compared to the year ended December 31, 2020 and then increasing moderately. The discounted cash flow also included operating margin declines for the year ending December 31, 2022 compared to the year ending December 31, 2021 and then increasing moderately. The Company utilized a discount rate of 19%. The market approach included the analysis of data from transactions on guideline companies and applied multiples of those transactions to eFC's results

Impairment—The Company performs annual impairment tests for goodwill and the Dice trademarks and brand name as of October 1 of each year or more frequently if indicators of potential impairment exist. See Notes 9 and 10 for additional disclosures. The Company evaluates the carrying value of equity investments at each reporting period as described in Note 7.

4.    DISCONTINUED OPERATIONS

As further described in Note 1, on June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest. As a result, we have reflected eFC's financial results as discontinued operations in the consolidated statements of operations.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of discontinued operations on the consolidated statements of operations were as follows (in thousands):

	2021	2020
Revenues	$12,130	$25,711
Operating expenses	(10,821)	(22,926)
Operating income	1,309	2,785
Loss on disposition of discontinued operations(1)	(30,203)	—
Other income	1	4
Income (loss) before income taxes	(28,893)	2,789
Income tax expense	447	407
Net income (loss)	$(29,340)	$2,382

(1) The loss was comprised of $28.1 million related to the reclassification of currency translation adjustments and $5.2 million from the removal of eFC's net assets. The loss was partially offset by the recording of an equity investment of $3.6 million and eFC's earnings during the six month period ended June 30, 2021.

Depreciation, fixed asset purchases and other significant non-cash items related to discontinued operations were as follows (in thousands):

	2021	2020
Depreciation	$774	$1,760
Purchases of fixed assets	$447	$225

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$804	$1,520

5.    REVENUE RECOGNITION

The Company recognizes revenue when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts. We recognize revenue when control of the goods or services are transferred to the customer either on a ratable basis over the contract period beginning on the date that our service is made available to the customer or as the products and services are used. The Company excludes sales tax from the transaction price and therefore, recognizes revenue net of applicable sales taxes. Customer billings delivered in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from recruitment packages, advertising, classifieds, and virtual and live career fair and recruitment event booth rentals.

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Dice (1)	$106,957	$86,257	$82,190
ClearanceJobs	42,723	33,646	28,977
Total	$149,680	$119,903	$111,167

(1) Includes Dice and Career Events.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Receivables	$20,494	$18,385	$16,134
Short-term contract liabilities (deferred revenue)	50,121	45,217	35,547
Long-term contract liabilities (deferred revenue)	743	929	1,035

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

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$45,311	$35,692	$42,309

Transaction price allocated to the remaining performance obligations

Under the guidance of Topic 606, the following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	2023	2024	2025	Total
Tech-focused	$50,121	$668	$75	$50,864

6. LEASES

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. Our recorded lease right-of-use asset and lease liability were each reduced $2.1 million as of December 31, 2022, which represents a tenant improvement allowance that is expected to be consumed in 2023.

The components of lease cost were as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost[1]	$2,103	$2,277	$2,551
Sublease income	(475)	(543)	(1,018)
Total lease cost[2]	$1,628	$1,734	$1,533

(1) Includes short-term and variable lease costs, which are immaterial.
(2) Total lease costs is recorded in general and administrative expenses in the consolidated statements of operations.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,703	$2,299	$4,315

Right-of-use assets obtained in exchange for lease obligations:
Operating leases[1]	$1,542	$—	$292
(1) During the year ended December 31, 2022, our right-of-use asset obtained in exchanged for lease obligations was reduced by $2.1 million, which represents a tenant improvement allowance expected to be consumed in 2023.

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets (as reported)[1]	$6,581	$6,888

Operating lease liabilities - current	$2,231	$2,388
Less: tenant improvement allowance	(2,126)	—
Operating lease liabilities - current (as reported)	105	2,388
Operating lease liabilities - non-current (as reported)	8,428	6,982
Total operating lease liabilities	$8,533	$9,370

Weighted average remaining lease term - operating leases	5.8 years	3.6 years

Weighted average discount rate - operating leases	4.4%	3.8%
(1) At December 31, 2022, our right-of-use asset includes a reduction of $2.1 million, which represents a tenant improvement allowance expected to be consumed in 2023.

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. During the year ended December 31, 2021, due to the continuing impacts of COVID-19 on the real estate markets and its impact on the future cash flows attributable to its ROU assets, the Company recorded an impairment charge of $1.9 million. No impairment was recorded during the years ended December 31, 2022 and 2020.

As of December 31, 2022, future operating lease payments were as follows (in thousands):

Operating Leases

2023	$2,451
2024	2,316
2025	2,421
2026	1,476
2027	578
Thereafter	3,316
Total lease payments	12,558
Less: imputed interest	(1,899)
Less: tenant improvement allowance	(2,126)
Total	$8,533

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the Company has no additional operating or finance leases that have not yet commenced. No leases include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any lease agreements with related parties.
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

Investments, Non-current, at Fair Value

During the third quarter of 2021, the Company invested $3.0 million through a subordinated convertible promissory note (the "Note") of $3.0 million with a values-based career destination company that allows the next generation workforce to search for jobs at companies whose people, perks and values align with their unique professional needs. The Note earned interest at 6.00% and matured at the earlier of a Qualified Financing, as described in the Note, or settled in cash on or after August 20, 2022, at the option of the Company. Upon a Qualified Financing, the Company will convert its investment into shares of preferred stock at 80% of the per share value in the Qualified Financing. The investment was recorded as a trading security at fair value with realized and unrealized gains and losses included in earnings. The Note was recorded at $3.0 million as of December 31, 2021.

In the third quarter of 2022, a Qualified Financing occurred and the Note was converted into preferred shares representing 4.9% of the outstanding equity in the underlying business, on a fully-diluted basis. The Company's preferred shares are substantially similar to shares purchased by a third party investor in the Qualified Financing that resulted in such investor becoming the majority owner of the business, holding 50.5% of the outstanding equity in the business, on a fully-diluted basis. Therefore, the Company's shares in the business were recorded at fair value based on the price per share realized in the Qualified Financing. The value of the Company's investment was $0.7 million as of December 31, 2022 and is recorded as an investment in the consolidated balance sheet. Accordingly, the Company recognized an impairment loss during the year ended December 31, 2022 of $2.3 million.

The Company has elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of December 31, 2022, subsequent to the Qualified Financing, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at the value realized in the Qualified Financing as of December 31, 2022, as described above.

Investments, Non-current

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership and control of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. During the second quarter of 2022, the Company sold its 40% interest in Rigzone to Rigzone management for $0.3 million. At the time of the sale, the recorded value of the investment was zero. Accordingly, the Company recorded a $0.3 million gain on sale, which was included in gain on investments on the consolidated statements of operations.

During the fourth quarter of 2022, the Company entered into a legal settlement with a former employee of Rigzone and received $2.1 million, net of certain legal costs and subject to other agreements. The settlement is recorded as proceeds from settlement in the consolidated statements of operations for the year ended December 31, 2022.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated the 40% common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC is amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. The amortization was not material for the years ended December 31, 2022 and 2021. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. During the years ended December 31, 2022 and 2021, the Company recorded $1.6 million and $0.2 million, respectively, of income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference.

As of December 31, 2019, the Company held preferred stock representing a 7.6% interest in the fully diluted shares of a tech skills assessment company. As of December 31, 2019 it was not practicable to estimate the fair value of the preferred stock as the shares were not traded. The investment was carried at its original cost of $2.0 million and was included in the other assets section of the consolidated balance sheets. During the three months ended March 31, 2020, based on the investment's historical cash burn rate, uncertainty of its ability to meet revenue and cash flow projections, current liquidity position, lack of access to additional capital, and impacts from the COVID-19 pandemic, the Company determined the value to be zero. Accordingly, the Company recorded an impairment charge of $2.0 million during the first quarter of 2020. As of December 31, 2022, there have been no additional shares issued that were similar to the Company's share rights and the investment is recorded at zero as of December 31, 2022.

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

8.    FIXED ASSETS, NET

Fixed assets, net consist of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Computer equipment and software	$4,147	$4,654
Furniture and fixtures	2,410	2,446
Leasehold improvements	1,817	1,817
Capitalized development costs	59,018	51,245
	67,392	60,162
Less: Accumulated depreciation and amortization	(46,140)	(39,581)
Fixed assets, net	$21,252	$20,581

During the years ended December 31, 2022, 2021, and 2020, depreciation expense was $17.5 million, $16.3 million, and $10.3 million, respectively.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    ACQUIRED INTANGIBLE ASSETS, NET

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

As of December 31, 2022 and 2021, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. During the first and third quarters of 2020, because of the initial impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows that are attributable to the Dice trademarks and brand name, the Company recorded an impairment charge of $7.2 million and $8.0 million, respectively. No impairment was recorded during the years ended December 31, 2022 and 2021.

The projections utilized in the October 1, 2022 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2022 analysis included operating margins during the year ending December 31, 2022 that approximate operating margins for the year ended December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. The Company's operating results attributable to the Dice trademarks and brand name through December 31, 2022 and projections of future results approximate those included in the projections utilized in the October 1, 2022 analysis. In the October 1, 2022 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0% based on comparable industry licensing agreements and the profitability attributable to the Dice trademarks an brand name and a discount rate of 12.0%.

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

10.    GOODWILL

The following table shows the carrying amount of goodwill as of December 31, 2022 and 2021, and the changes in goodwill for the years then ended (in thousands):

Goodwill at January 1, 2020	$150,707
Impairment	(22,607)
Goodwill at December 31, 2020	$128,100
Activity during 2021	—
Goodwill at December 31, 2021	$128,100
Activity during 2022	—
Goodwill at December 31, 2022	$128,100

Accumulated impairment losses at December 31, 2022, 2021 and 2020 was $22.6 million.

Goodwill as of December 31, 2022 and 2021, which was allocated to the Tech-focused reporting unit, was $128.1 million.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. The results of the impairment test indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of October 1, 2022.

Results for the Tech-focused reporting unit for the fourth quarter of 2022 and estimated future results as of December 31, 2022 approximate the projections used in the October 1, 2022 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of December 31, 2022. Therefore, no quantitative impairment test was performed as of December 31, 2022. During the third quarter of 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the reporting unit, the Company recorded an impairment charge of $22.6 million. There were no changes to goodwill and no impairments were recorded during the years ended December 31, 2022 and 2021.

The projections utilized in the October 1, 2021 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to COVID-19, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2022 analysis included operating margins during the year ending December 31, 2022 that approximate operating margins for the year ended December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Tech-focused reporting unit are not achieved, the Company could realize an impairment in a future period.

The discount rate applied for the Tech-focused reporting unit in the October 1, 2022 analysis was 11.0%. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, uncertainty related to COVID-19, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

11.    INDEBTEDNESS

Credit Agreement—In June 2022, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in June 2027 and replaces the Company's Old Credit Agreement (defined below). The Credit Agreement provides for a revolving loan facility of $100 million ($90 million under the Old Credit Agreement), with an expansion option of $50 million, bringing the total facility to $150 million, as permitted under the terms of the Credit Agreement. At the closing of the Credit Agreement, the Company borrowed $30 million to repay, in full, all outstanding indebtedness, including accrued interest, under the Old Credit Agreement. Unamortized debt issuance costs from the previous credit agreement of $0.2 million and debt issuance costs of $0.5 million related to the new agreement were recorded as other assets on the consolidated balance sheets and are recorded to interest expense over the term of the Credit Agreement.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. There were no borrowings in pounds sterling as of December 31, 2022 and December 31, 2021. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2022, the Company was in compliance with all of the financial covenants under the Credit Agreement.

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

Borrowings under the Old Credit Agreement accrued interest, at the Company's option, at the London Inter-bank Offered Rate ("LIBOR") or a base rate plus a margin. The margin ranged from 1.75% to 2.50% on LIBOR loans and 0.75% to 1.50% on base rate loans, determined by the Company's most recent consolidated leverage ratio. The Company incurred a commitment fee ranging from 0.30% to 0.45% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. There was no penalty for prepayment of the Old Credit Agreement.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts borrowed as of December 31, 2022 and 2021 are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Amounts borrowed:
Revolving credit facility	$30,000	$23,000
Less: deferred financing costs, net of accumulated amortization of $467 as of December 31, 2021(1)	—	(270)
Total borrowed	$30,000	$22,730

Available to be borrowed under revolving facility	$70,000	$67,000

Interest rates:
LIBOR rate loans:
Interest margin	2.35%	1.75%
Actual interest rates	6.67%	1.88%

Commitment Fee	0.40%	0.30%

(1) In connection with the new Credit Agreement entered into during the second quarter of 2022, the Company recorded deferred financing costs of $0.7 million to other assets on the consolidated balance sheets. Accumulated amortization as of December 31, 2022 was less than $0.1 million.

There are no scheduled payments until maturity of the Credit Agreement in June 2027.

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

Tax Contingencies

The Company operates in a number of tax jurisdictions and is routinely subject to examinations by various tax authorities with respect to both income and indirect taxes. The determination of the Company’s provision for taxes requires judgment and estimation. The Company has reserved for potential examination adjustments to our provision for income taxes and accrual of indirect taxes in amounts which the Company believes are reasonable.

13.    EQUITY TRANSACTIONS

Stock Repurchase Plans— The Company's Board of Directors ("Board") approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock repurchase plans approved by the Board of Directors:

	May 2019 to May 2020	May 2020 to May 2021(1)	Feb 2021 to Jun 2022(2)	Feb 2022 to Feb 2023(3)
Approval Date	April 2019	May 2020	February 2021	February 2022
Authorized Repurchase Amount of Common Stock	$7 million	$5 million	$20 million	$15 million
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

(3) On February 15, 2022 the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $15.0 million of the Company's common stock through February 2023.

As of December 31, 2022, the value of shares available to be purchased under the current plan was $2.1 million. Subsequent to December 31, 2022, the Company's Board of directors announced a new stock repurchase program that permits the repurchase of up to $10 million of the Company's common stock through February 2024.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Year Ended December 31,
	2022	2021	2020
Shares repurchased(1)	3,287,096	3,905,050	3,548,265
Average purchase price per share(2)	$5.66	$3.92	$2.38
Dollar value of shares repurchased (in thousands)(3)	$18,596	$15,323	$8,436
(1) No shares of our common stock were purchased other than through a publicly announced plan or program.
(2) Average price paid per share includes costs associated with the repurchases.
(3) The value of shares repurchased as of December 31, 2022, 2021, and 2020 includes $65,990, $55,780, and $71,217, respectively, of costs associated with the repurchase.

There were 19,220, 48,260 and 63,451 unsettled shares as of December 31, 2022, 2021 and 2020, respectively.

Stock Repurchases Pursuant to the 2022 Omnibus Equity Award Plan-Under the 2022 Omnibus Equity Award Plan, as further described in Note 15 to the consolidated financial statements, the Company repurchases its common stock withheld for income tax from vesting of employee restricted stock or performance-based restricted stock units ("PSUs"). The Company remits the value, which is based on the closing share price on the vesting date of the common stock withheld to the appropriate tax authority on behalf of the employee and the related shares become treasury stock.

Purchases of the Company's common stock pursuant to the 2022 Omnibus Equity Award Plan were as follows:

	Year Ended December 31,
	2022	2021	2020
Shares repurchased upon restricted stock/PSU vesting	948,582	910,171	873,594
Average purchase price per share	$5.43	$3.27	$2.57
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$5,155	$2,978	$2,248

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Dividends—No dividends were declared during the years ended December 31, 2022, 2021 or 2020. Our Credit Agreement limits our ability to declare and pay dividends. See Note 11 for additional disclosures.

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS

FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. During the year ended December 31, 2021, the Company had $28.1 million of currency translation adjustments reclassified to the Statements of Operations related to the removal of eFC's net assets. The Company had no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2022, and 2020. The foreign currency translation adjustments impact comprehensive income. Accumulated other comprehensive income (loss), net consists of the following components, net of tax (in thousands):

	Year Ended December 31,
	2022	2021	2020
Foreign currency translation:
Balance at beginning of year	$(61)	$(28,519)	$(29,248)
Foreign currency translation adjustment	(420)	395	729
Cumulative translation adjustments reclassified to the Statements of Operations	—	28,063	—
Balance at end of year	$(481)	$(61)	$(28,519)

15.    STOCK BASED COMPENSATION

On July 13, 2022, the stockholders of the Company approved the DHI Group, Inc. 2022 Omnibus Equity Award Plan, which had been previously approved by the Company's Board of Directors on May 13, 2022 (the "2022 Omnibus Equity Award Plan"). The 2022 Omnibus Equity Award Plan generally mirrors the terms of the Company's prior omnibus equity award plan, which expired in accordance with its terms on April 20, 2022 (the "2012 Omnibus Equity Award Plan"). The Company has previously granted restricted stock and PSUs to certain employees and directors pursuant to the 2012 Omnibus Equity Award Plan and continues to grant restricted stock and PSUs to certain employees and directors pursuant to the 2022 Omnibus Equity Award Plan. The Company also offers an Employee Stock Purchase Plan. Stock-based compensation disclosures within this note include expense and shares related to the eFC business through June 30, 2021.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock based compensation expense of $9.5 million, $8.3 million, and $6.3 million during the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022, there was $12.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

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

A summary of the status of restricted stock awards as of December 31, 2022, 2021, and 2020 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2022		2021		2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	3,371,832	$2.80	3,877,853	$2.49	3,994,787	$2.46
Granted	1,238,331	$5.13	2,267,683	$2.98	2,172,550	$2.67
Forfeited	(132,218)	$3.43	(684,976)	$2.73	(430,136)	$2.81
Vested	(1,838,659)	$2.68	(2,088,728)	$2.43	(1,859,348)	$2.58
Non-vested at end of period	2,639,286	$3.96	3,371,832	$2.80	3,877,853	$2.49
Expected to vest	2,639,286	$3.96	3,371,832	$2.80	3,877,853	$2.49

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under two compensation agreements that are for services provided by the employees. The first agreement expired and was terminated during the first quarter of 2020 and there were no unvested shares as of March 31, 2020. Under the second agreement, the fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the year of grant, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period. For the performance period ended December 31, 2020, as a result of the COVID-19 pandemic and its impact on the overall economy, the bookings targets were modified during the third quarter of 2020. Accordingly, the Company remeasured the awards.

There were no cash flow impact resulting from the grants.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of PSUs as of December 31, 2022, 2021, and 2020 and the changes during the periods then ended, is presented below:

	Year Ended December 31,
	2022		2021		2020
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,593,775	$2.62	1,352,438	$2.50	1,664,650	$2.53
Granted(1)	1,553,332	$3.77	990,000	$2.62	911,460	$2.65
Forfeited(2)	(93,341)	$2.40	(161,946)	$2.63	(695,628)	$3.26
Vested	(966,833)	$2.64	(586,717)	$2.32	(528,044)	$1.88
Non-vested at end of period	2,086,933	$3.48	1,593,775	$2.62	1,352,438	$2.50
Expected to vest	2,086,933	$3.48	1,593,775	$2.62	1,352,438	$2.50
(1) PSUs granted includes 853,332 additional PSUs granted in the first quarter of 2022 related to the bookings achievement for the performance period ended December 31, 2021.
(2)PSUs forfeited includes 48,633 PSUs forfeited in the first quarter of 2021 related to the bookings achievement for the performance period ended December 31, 2020.

Stock Options—The fair value of each option grant is estimated using the Black-Scholes option-pricing model using the weighted-average assumptions in the table below. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation, including the fair value of the Company’s common stock, the expected life (the period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, a risk-free interest rate and expected dividends. The expected life of options granted is derived from historical exercise behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury rates in effect at the time of grant. The stock options vest 25% after one year, beginning on the first anniversary date of the grant, and 6.25% each quarter following the first anniversary. There was no cash flow impact resulting from the grants. No stock options were granted during the years ended December 31, 2022, 2021, and 2020.

There were no options outstanding as of December 31, 2022. A summary of the status of options previously granted as of December 31, 2021, and 2020, and the changes during the periods then ended is presented below:

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
Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. The first offering period commenced January 1, 2022, and the second offering period commenced July 1, 2022. During the year ended December 31, 2022, 67,905 shares were issued under the ESPP and the Company received $0.3 million of proceeds. No shares were issued during the years ended December 31, 2021 and 2020.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    INCOME TAXES

Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Capital loss carryforward	$4,904	$4,971
Allowance for doubtful accounts	380	221
Provision for accrued expenses and other, net	1,283	1,726
Investments	534	—
Stock-based compensation	2,692	2,245
Deferred revenue	215	142
Tax credit carryforward	303	306
	10,311	9,611
Less valuation allowance	5,694	5,139
Deferred tax asset, net of valuation allowance	4,617	4,472
Deferred tax liabilities:
Acquired intangibles	(6,325)	(6,303)
Depreciation of fixed assets	(1,416)	(5,238)
Capitalized contract costs	(2,391)	(2,246)
Deferred tax liability	(10,132)	(13,787)
Net deferred tax liability	$(5,515)	$(9,315)

The Company had deferred tax assets of $4.9 million and $5.0 million, respectively, at December 31, 2022 and 2021 related to capital loss carryforwards and $0.3 million at December 31, 2022 and 2021 related to tax credit carryforwards. The capital losses expire in 2023 through 2025, and the tax credits expire in 2025 through 2032. The Company has recorded valuation allowances of $5.7 million and $5.1 million, respectively, at December 31, 2022 and 2021 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.

Tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Current income tax expense (benefit):
Federal	$2,478	$(332)	$(261)
State	743	154	(79)
Current income tax expense (benefit)	3,221	(178)	(340)
Deferred income tax expense (benefit):
Federal	(3,173)	(414)	(2,025)
State	(627)	(37)	(461)
Deferred income tax expense (benefit)	(3,800)	(451)	(2,486)
Income tax expense (benefit)	$(579)	$(629)	$(2,826)

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between tax expense (benefit) at the federal statutory rate and the reported income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	$755	$(216)	$(7,397)
Gain on sale of businesses or investments	—	(251)	(42)
Stock-based compensation	(1,130)	(84)	432
Nondeductible impairment	—	—	5,029
State tax expense (benefit), net of federal effect	139	110	(514)
Change in accrual for unrecognized tax benefits	(16)	(155)	(216)
Executive compensation	266	541	323
Research and development tax credits	(763)	(478)	(530)
Income from equity method investment	(335)	—	—
Change in valuation allowance[1]	555	—	—
Other	(50)	(96)	89
Income tax expense (benefit)	$(579)	$(629)	$(2,826)
Effective tax rate	(16.1)%	61.0%	8.0%
(1) - Includes $0.5 million for deferred tax assets related to investments and $0.1 million of other items.

An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2022 and 2021, the Company's accrual for unrecognized tax benefits consists of the following:

	2022	2021
Unrecognized tax benefits	$734	$730
Estimated accrued interest and penalties	35	55
Accrual for unrecognized tax benefits, as recorded	$769	$785

During the years ended December 31, 2022, 2021 and 2020, interest expense (income) and penalties recorded in the consolidated statements of operations were $(20,000), $(27,000), and $(195,000), respectively. Following is a reconciliation of the amounts of unrecognized tax benefits, net of tax and excluding interest and penalties, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Unrecognized tax benefits—beginning of period	$730	$858	$903
Increases in tax positions related to current year	194	165	134
Decreases in tax positions related to prior year	—	(42)	—
Lapse of statute of limitations	(190)	(251)	(179)
Unrecognized tax benefits—end of period	$734	$730	$858

The foregoing table indicates unrecognized tax benefits, net of tax and excluding interest and penalties. The balance of gross unrecognized benefits was $0.8 million, $0.8 million, and $0.9 million at December 31, 2022, 2021, and 2020, respectively. If the unrecognized tax benefits at December 31, 2022, 2021, and 2020 were recognized in full, tax benefits of $0.8 million, $0.8 million, and $0.9 million, respectively, would affect the effective tax rate.

The Company has filed income tax returns in the U.S. and various foreign jurisdictions. The foreign returns relate to the eFC business, of which the Company transferred a majority interest and control to eFC's management on June 30, 2021. See Notes 1 and 4 for additional disclosures. The Company is generally no longer subject to examinations by U.S. federal tax authorities for tax years prior to 2019, or by U.S. state and foreign authorities for tax years prior to 2018. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized by the end of 2023 as a result of a lapse of the statute of limitations.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    EMPLOYEE SAVINGS PLAN

The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $2.1 million, $1.7 million, and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, to match employee contributions to the Savings Plan.

18.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents, where dilutive. The following is a calculation of basic and diluted earnings (loss) per share and weighted-average shares outstanding (in thousands, except per share amounts):

	2022	2021	2020
Income (loss) from continuing operations	$4,176	$(402)	$(32,397)
Income (loss) from discontinued operations, net of tax	$—	$(29,340)	$2,382
Net Income (loss)	$4,176	$(29,742)	$(30,015)

Weighted-average shares outstanding—basic	44,274	46,333	48,278
Add shares issuable from stock-based awards(1)	2,259	—	—
Weighted-average shares outstanding—diluted	$46,533	$46,333	$48,278

Basic earnings (loss) per share - continuing operations	$0.09	$(0.01)	$(0.67)
Diluted earnings (loss) per share - continuing operations	$0.09	$(0.01)	$(0.67)

Basic earnings (loss) per share - discontinued operations	$—	$(0.63)	$0.05
Diluted earnings (loss) per share - discontinued operations	$—	$(0.63)	$0.05

Basic earnings (loss) per share	$0.09	$(0.64)	$(0.62)
Diluted earnings (loss) per share	$0.09	$(0.64)	$(0.62)

Shares excluded from the calculation of diluted earnings per share(2)	137	—	—

(1) For the twelve months ended December 31, 2021 and 2020, 2.6 million and 1.3 million shares, respectively, were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss from continuing operations.
(2) Represents outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted earnings per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the fiscal period covered by this report.

These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on such evaluations, the CEO and CFO have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2022 and has issued a report regarding its assessment included herein.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by Item 10 (other than with respect to executive officers) will be set forth in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders (the "Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2022 and is incorporated herein by reference.

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

Item 14.    Principal Accountant Fees and Services

Our independent registered public accounting firm is Deloitte & Touche LLP, Denver, Colorado (PCAOB ID No. 34).

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
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective April 21, 2015 (incorporated by reference from Exhibit 3.1 to Company's Current Report on Form 8-K (File No. 001-33584) filed on April 21, 2015).

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
4.5
Description of Capital Stock (incorporated by reference from Exhibit 4.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-33584) filed on February 11, 2022).

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

10.4†
The DHI Group, Inc. 2022 Omnibus Equity Award Plan (the "2022 Equity Plan") (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-266144) filed on July 15, 2022).

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

10.11
Third Amended and Restated Credit Agreement dated as of June 10, 2022, among DHI Group, Inc., Dice Inc. and Dice Career Solutions, Inc., as Borrowers, the various lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and BMO Harris Bank N.A., as co-syndication agents and TD Bank, N.A. and Citizens Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-33584) filed on August 3, 2022).

10.12†
Employment Agreement and Addendum to Employment Agreement dated as of April 9, 2018 between DHI Group, Inc., Dice Inc. and Art Zeile (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-33584) filed on August 2, 2018).

10.13†	Employment Agreement and Addendum to Employment Agreement dated as of September 25, 2018, between DHI Group, Inc. and Michelle Marian.
10.14*†	Employment Agreement and Addendum to Employment Agreement dated as of October 17, 2019, between DHI Group, Inc. and Arie Kanofsky.
10.15†
Employment Agreement dated as of December 12, 2019 among DHI Group, Inc., Dice Inc. and Kevin Bostick (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on December 13, 2019).

10.16*†
First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of December 12, 2019 between Dice, Inc. and Kevin Bostick (incorporated by reference from Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 001-33584) filed on February 11, 2022).

10.17*†
First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of April 24, 2019 between Dice, Inc. and Chris Henderson (incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K (File No. 001-33584) filed on February 11, 2022).

10.18*†
First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of February 19, 2019 between Dice, Inc. and Paul Farnsworth (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K (File No. 001-33584) filed on February 11, 2022).

10.19*†
First Amendment, dated as of February 8, 2022, to Employment Agreement dated as January 1, 2014 between Dice, Inc. and Pamela Bilash (incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-33584) filed on February 11, 2022).

10.20*†
First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of October 17, 2019 between Dice, Inc. and Arie Kanofsky (incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 001-33584) filed on February 11, 2022).

10.21*†
First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of September 25, 2018 between Dice, Inc. and Michelle Marian (incorporated by reference from Exhibit 10.25 to the Company's Annual Report on Form 10-K (File No. 001-33584) filed on February 11, 2022).

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

SCHEDULE II
DHI GROUP, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2020, 2021 and 2022
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2020	$580	$1,023	$(602)	$1,001
Year ended December 31, 2021	1,001	330	(598)	733
Year ended December 31, 2022	733	1,469	(828)	1,374
Deferred tax valuation allowance:
Year ended December 31, 2020	$5,072	$233	$—	$5,305
Year ended December 31, 2021	5,305	(166)	—	5,139
Year ended December 31, 2022	5,139	555	—	5,694
____________________

 See notes to consolidated financial statements included elsewhere herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 10, 2023	DHI Group, Inc.
		By:	/S/ Art Zeile
Art Zeile
President and Chief Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Art Zeile	President, Chief Executive Officer and Director	February 10, 2023
Art Zeile	(Principal Executive Officer)

/S/ Kevin Bostick	Chief Financial Officer	February 10, 2023
Kevin Bostick	(Principal Financial and Accounting Officer)

/S/ Brian Schipper	Chairman and Director	February 10, 2023
Brian Schipper

/S/ Scipio Carnecchia	Director	February 10, 2023
Scipio Carnecchia

/S/ Jim Friedlich	Director	February 10, 2023
Jim Friedlich

/S/ Jennifer Deason	Director	February 10, 2023
Jennifer Deason

/S/ David Windley	Director	February 10, 2023
David Windley

/S/ Elizabeth Salomon	Director	February 10, 2023
Elizabeth Salomon

/S/ Kathleen Swann	Director	February 10, 2023
Kathleen Swann