Form 10-Q
period 2023-03-31
DHI GROUP, INC.
filed 2023-05-10
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 5, 2023, there were 47,430,469 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022
	Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2023 and 2022
	Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2023 and 2022
	Condensed Consolidated Statements of Stockholders' Equity for the three-month periods ended March 31, 2023 and 2022
	Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2023 and 2022
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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$5,368	$3,006
Accounts receivable, net of allowance for doubtful accounts of $985 and $1,374	24,980	20,494
Prepaid and other current assets	3,815	4,294
Total current assets	34,163	27,794
Fixed assets, net	21,879	21,252
Capitalized contract costs	8,994	9,677
Operating lease right-of-use assets	6,088	6,581
Investments	5,968	5,646
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	4,017	3,854
Total assets	$233,009	$226,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,403	$23,818
Deferred revenue	58,079	50,121
Income taxes payable	280	34
Operating lease liabilities	—	105
Total current liabilities	70,762	74,078
Deferred revenue	765	743
Operating lease liabilities	8,007	8,428
Long-term debt	46,000	30,000
Deferred income taxes	4,667	5,515
Accrual for unrecognized tax benefits	829	769
Other long-term liabilities	727	932
Total liabilities	131,757	120,465
Commitments and Contingencies (Note 10)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 78,833 and 76,442 shares, respectively; outstanding: 48,117 and 47,367 shares, respectively	790	766
Additional paid-in capital	254,495	251,632
Accumulated other comprehensive loss	(331)	(481)
Accumulated earnings	29,197	28,405
Treasury stock, 30,716 and 29,075 shares, respectively	(182,899)	(174,083)
Total stockholders’ equity	101,252	106,239
Total liabilities and stockholders’ equity	$233,009	$226,704
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues	$38,620	$34,334

Operating expenses:
Cost of revenues	4,912	4,099
Product development	4,694	3,942
Sales and marketing	16,060	13,941
General and administrative	8,208	7,766
Depreciation	4,173	3,958
Total operating expenses	38,047	33,706
Operating income	573	628
Income from equity method investment	171	155
Interest expense and other	(798)	(245)
Income (loss) before income taxes	(54)	538
Income tax benefit	(514)	(763)
Net income	$460	$1,301

Basic earnings per share	$0.01	$0.03
Diluted earnings per share	$0.01	$0.03

Weighted-average basic shares outstanding	43,886	44,702
Weighted-average diluted shares outstanding	45,240	47,170
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$460	$1,301

Other comprehensive income:
Foreign currency translation adjustment	150	8
Total other comprehensive income	150	8
Comprehensive income	$610	$1,309
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2022	—	$—	76,442	$766	$251,632	29,075	$(174,083)	$28,405	$(481)	$106,239
Net income								460		460
Other comprehensive income - translation adjustments									150	150
Stock-based compensation					2,887					2,887
Restricted stock issued			1,107	11	(11)					—
Performance-Based Restricted Stock Units eligible to vest			1,288	13	(13)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(4)	—	—	386	(2,278)			(2,278)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	512	(3,017)			(3,017)
Purchase of treasury stock under stock repurchase plan						743	(3,521)			(3,521)
Cumulative-effect of new accounting principle (See Note 2)								332		332
Balance at March 31, 2023	—	$—	78,833	$790	$254,495	30,716	$(182,899)	$29,197	$(331)	$101,252

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2021	—	$—	73,584	$738	$241,854	24,828	$(150,398)	$24,229	$(61)	$116,362
Net income								1,301		1,301
Other comprehensive income - translation adjustments									8	8
Stock-based compensation					2,235					2,235
Restricted stock issued			932	9	(9)					—
Performance-Based Restricted Stock Units eligible to vest			1,773	17	(17)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(82)	(1)	1	417	(2,309)			(2,309)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(93)	(1)	1	356	(1,893)			(1,893)
Purchase of treasury stock under stock repurchase plan						1,302	(7,499)			(7,499)
Balance at March 31, 2022	—	$—	76,114	$762	$244,065	26,903	$(162,099)	$25,530	$(53)	$108,205
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from (used in) operating activities:
Net income	$460	$1,301
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	4,173	3,958
Deferred income taxes	(848)	(1,823)
Amortization of deferred financing costs	36	37
Stock-based compensation	2,887	2,235
Income from equity method investment	(171)	(155)
Change in accrual for unrecognized tax benefits	60	93
Changes in operating assets and liabilities:
Accounts receivable	(4,153)	(3,820)
Prepaid expenses and other assets	279	386
Capitalized contract costs	683	(483)
Accounts payable and accrued expenses	(11,382)	(3,941)
Income taxes receivable/payable	247	954
Deferred revenue	7,981	10,640
Other, net	(241)	(164)
Net cash flows from operating activities	11	9,218
Cash flows used in investing activities:
Purchases of fixed assets	(4,833)	(4,091)
Net cash flows used in investing activities	(4,833)	(4,091)
Cash flows from (used in) financing activities:
Payments on long-term debt	(3,000)	(4,000)
Proceeds from long-term debt	19,000	14,000
Payments under stock repurchase plan	(3,521)	(7,499)
Purchase of treasury stock related to vested restricted and performance stock units	(5,295)	(4,202)
Net cash flows from (used in) financing activities	7,184	(1,701)
Net change in cash for the period	2,362	3,426
Cash, beginning of period	3,006	1,540
Cash, end of period	$5,368	$4,966

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”). Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three-month period ended March 31, 2023.

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

2.    NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current "incurred loss" model with an "expected loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of a financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2022 for Smaller Reporting Companies. On January 1, 2023, under the modified retrospective method as required by the standard, the Company recorded a cumulative-effect adjustment of $0.3 million to increase accumulated earnings and reduce the allowance for doubtful accounts. Prior period amounts were not adjusted, and will continue to be reported under the accounting standards in effect for the period presented.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. Investments, non-current that were carried at fair value, prior to the conversion to preferred shares as described in Note 6, used a discounted cash flow technique based on the probability of one or more possible outcomes, based on Level 3 inputs, which inputs and fair value did not change during the 2022 period prior to the conversion. The estimated fair value of long-term debt is based on Level 2 inputs.

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

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended March 31,
	2023	2022
Dice(1)	$26,910	$24,634
ClearanceJobs	11,710	9,700
Total	$38,620	$34,334

(1) Includes Dice and Career Events

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of March 31, 2023	As of December 31, 2022

Receivables	$24,980	$20,494
Short-term contract liabilities (deferred revenue)	58,079	50,121
Long-term contract liabilities (deferred revenue)	765	743

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$22,987	$20,940

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2023	2024	2025	2026	Total
Tech-focused	$54,750	$3,980	$111	$3	$58,844

Credit Losses

The Company is exposed to credit losses through the inability of its customers to make required payments on accounts receivable. The Company segments accounts receivable based on credit risk characteristics and estimates future losses for each segment based on historical trends and current market conditions, as applicable. Expected losses on accounts receivable are recorded as allowance for doubtful accounts in the condensed consolidated balance sheets and as an expense in the condensed consolidated statement of operations. The portion of accounts receivable that is reflected as deferred revenue in the condensed consolidated balance sheets is not considered at risk for credit losses. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

5.   LEASES

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

The components of lease cost were as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost(1)	$603	$509
Sublease income	(130)	(123)
Total lease cost	$473	$386

(1) Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$686	$674

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	March 31, 2023	December 31, 2022
Operating lease right-of-use-assets	$6,088	$6,581

Operating lease liabilities - current	2,079	2,231
Less: tenant improvement allowance	(2,079)	(2,126)
Operating lease liabilities - current (as reported)	—	105
Operating lease liabilities - non-current (as reported)	8,007	8,428
Total operating lease liabilities	$8,007	$8,533

Weighted Average Remaining Lease Term (in years)
Operating leases	6.0	5.8

Weighted Average Discount Rate
Operating leases	4.4%	4.4%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the three months ended March 31, 2023 and 2022.

As of March 31, 2023, future operating lease payments were as follows (in thousands):

Operating Leases
April 1, 2023 through December 31, 2023	$1,765
2024	2,316
2025	2,421
2026	1,476
2027	578
2028 and thereafter	3,316
Total lease payments	$11,872
Less: imputed interest	1,786
Less: tenant improvement allowance	2,079
Total	$8,007

As of March 31, 2023 the Company has no additional operating or finance leases that have not yet commenced.

6. INVESTMENTS

Investments, Non-current, at Fair Value

During the third quarter of 2021, the Company invested $3.0 million through a subordinated convertible promissory note (the "Note") of $3.0 million with a values-based career destination company that allows the next generation workforce to search for jobs at companies whose people, perks and values align with their unique professional needs. The Note earned interest at 6.00% and matured at the earlier of a Qualified Financing, as described in the Note, or settled in cash on or after August 20, 2022, at the option of the Company. Upon a Qualified Financing, the Company would convert its investment into shares of preferred stock at 80% of the per share value in the Qualified Financing. Prior to the Qualified Financing, the investment was recorded at $3.0 million and as a trading security at fair value with realized and unrealized gains and losses included in earnings.

On September 20, 2022, a Qualified Financing occurred and the Note was converted into preferred shares representing 4.9% of the outstanding equity in the underlying business, on a fully-diluted basis. The Company's preferred shares are substantially

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
similar to shares purchased by a third party investor in the Qualified Financing that resulted in such investor becoming the majority owner of the business, holding 50.5% of the outstanding equity in the business, on a fully-diluted basis. Therefore, the Company's shares in the business were recorded at fair value based on the price per share realized in the Qualified Financing. Subsequent to the Qualified Financing, the Company valued the investment at $0.7 million, and it is recorded as an investment in the condensed consolidated balance sheet as of March 31, 2023. The Company recognized an impairment loss during the three months ended September 30, 2022 of $2.3 million. No impairment was recognized during the three months ended March 31, 2023 and 2022. During the first quarter of 2023, the majority investor purchased additional shares of the business as was contemplated in, and at the same price as, in the Qualified Financing. As a result, the Company's ownership, on a fully-diluted basis, on March 31, 2023 was reduced to 4.1%.

The Company has elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of March 31, 2023, subsequent to the Qualified Financing, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at the value realized in the Qualified Financing as of March 31, 2023, as described above.
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

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated the 40% common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC is amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Accordingly, the Company recorded amortization of less than $0.1 million for the three months ended March 31, 2023. There was no amortization recorded during the three months ended March 31, 2022 because it was not material. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. For each of the three-month periods ended March 31, 2023 and 2022, the Company recorded $0.2 million of income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference.

At January 1, 2018, the Company held preferred stock representing a 10.0% interest in the fully diluted shares of a tech skills assessment company. During 2018, the skills assessment company completed an additional equity offering, lowering DHI's total interest to 7.6%. The investment was carried at its original cost of $2.0 million and was included in the other assets section of the condensed consolidated balance sheets. During the three months ended March 31, 2020, based on the investment's historical cash burn rate, uncertainty of its ability to meet revenue and cash flow projections, current liquidity position, lack of access to additional capital, and impacts from the COVID-19 pandemic, the Company determined the value to be zero. The investment is recorded at zero as of March 31, 2023 and December 31, 2022.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of March 31, 2023 and December 31, 2022, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. No impairment was recorded during the three month periods ended March 31, 2023 and 2022.

The projections utilized in the October 1, 2022 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, general market conditions, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2022 analysis included operating margins during the year ending December 31, 2022 that approximate operating margins for the year ended December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. The Company's operating results attributable to the Dice trademarks and brand name through March 31, 2023 and projections of future results approximate those included in the projections utilized in the October 1, 2022 analysis. In the October 1, 2022 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0% based on comparable industry licensing agreements and the profitability attributable to the Dice trademarks and brand name and a discount rate of 12.0%.

The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology which estimates the value of the trademarks and brand name by capitalizing the profits saved because the company owns the asset. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Changes in our strategy and/or changes in market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. If projections are not achieved, the Company could realize an impairment in the foreseeable future.

8.   GOODWILL

Goodwill as of March 31, 2023 and December 31, 2022, which was allocated to the Tech-focused reporting unit, was $128.1 million.

The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. The results of the impairment test indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of October 1, 2022.

Results for the Tech-focused reporting unit for the first quarter of 2023 and estimated future results as of March 31, 2023 approximate the projections used in the October 1, 2022 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of March 31, 2023. Therefore, no quantitative impairment test was performed as of March 31, 2023. There were no changes to goodwill and no impairments were recorded during the three months ended March 31, 2023 and 2022.

The projections utilized in the October 1, 2022 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, general market conditions, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2022 analysis included operating margins during the year ending December 31, 2022 that approximate operating margins for the year ended December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Tech-focused reporting unit are not achieved, the Company could realize an impairment in a future period.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. There were no borrowings in pounds sterling as of March 31, 2023 and December 31, 2022. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2023, the Company was in compliance with all of the financial covenants under the Credit Agreement.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amounts borrowed as of March 31, 2023 and December 31, 2022 are as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Long-term debt under revolving credit facility(1)	$46,000	$30,000

Available to be borrowed under revolving facility(2)	$54,000	$70,000

Interest rates:
SOFR rate loans:
Interest margin(3)	2.10%	2.35%
Actual interest rates(4)	6.90%	6.67%

Commitment fee	0.35%	0.40%

(1) In connection with the new Credit Agreement entered into during the three months ended June 30, 2022, the Company recorded deferred financing costs of $0.7 million to other assets on the condensed consolidated balance sheets. Accumulated amortization as of March 31, 2023 was $0.1 million.

(2) The amount available to be borrowed is subject to certain limitations, such as a consolidated leverage ratio, as defined in the credit agreement.
(3) Includes additional spread of 0.10%.
(4) Computed as the weighted average interest rate on all borrowings.

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

11.    EQUITY TRANSACTIONS

Stock Repurchase Plans—The Company's Board of Directors ("Board") approved a stock repurchase program that permits the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice. The following table summarizes the stock repurchase plans approved by the Board:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	February 2021 to June 2022(1)	February 2022 to February 2023(2)	February 2023 to February 2024(3)
Approval Date	February 2021	February 2022	February 2023
Authorized Repurchase Amount of Common Stock	$20 million	$15 million	$10 million

(1) During the second quarter of 2021, the Company amended its $8.0 million stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million. During the first quarter of 2022, the Company completed its purchases under the plan, which consisted of approximately 4.4 million shares for $20.0 million, effectively ending the plan prior to its original expiration date.

(2) During February 2023, the stock repurchase program approved in February 2022 expired with a total of 2.6 million shares purchased for $14.7 million.
(3) On February 9, 2023, the Company announced that its Board approved a new stock repurchase program that permits the purchase of up to $10.0 million of the Company's common stock through February 2024.

As of March 31, 2023 the value of shares that may yet be purchased under the current plan was $8.2 million.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Three Months Ended March 31,
	2023	2022
Shares repurchased	742,536	1,302,226
Average purchase price per share(1)	$4.76	$5.78
Dollar value of shares repurchased (in thousands)(1)	$3,536	$7,525
(1) Average price paid per share and dollar value of shares repurchased include costs associated with the repurchases.

There were 10,084 and 20,665 unsettled share repurchases as of March 31, 2023 and 2022, respectively.

Stock Repurchases Pursuant to the 2022 Omnibus Equity Award Plan—Under the 2022 Omnibus Equity Award Plan, as further described in note 12 to the condensed consolidated financial statements, the Company repurchases its common stock withheld for income tax from the vesting of employee restricted stock or Performance-Based Restricted Stock Units (“PSUs”). The Company remits the value, which is based on the closing share price on the vesting date, of the common stock withheld to the appropriate tax authority on behalf of the employee and the related shares become treasury stock.

Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan were as follows:

	Three Months Ended March 31,
	2023	2022
Shares repurchased upon restricted stock/PSU vesting	898,890	773,048
Average purchase price per share	$5.89	$5.44
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$5,295	$4,202

No shares of the Company's common stock were purchased other than through the stock repurchase plans and the 2022 Omnibus Equity Award Plan, as described above.

12.    STOCK-BASED COMPENSATION

On July 13, 2022, the stockholders of the Company approved the DHI Group, Inc. 2022 Omnibus Equity Award Plan, which had been previously approved by the Company's Board of Directors on May 13, 2022 (the "2022 Omnibus Equity Award Plan"). The 2022 Omnibus Equity Award Plan generally mirrors the terms of the Company's prior omnibus equity award plan, which expired in accordance with its terms on April 20, 2022 (the "2012 Omnibus Equity Award Plan"). On April 26, 2023, the stockholders of the Company approved the DHI Group, Inc. 2022 Omnibus Equity Award Plan, as Amended and Restated, which had been previously approved by the Company’s Board of Directors on March 16, 2023. The 2022 Omnibus Equity Award Plan was amended and restated to, among other things, increase the number of shares of common stock authorized for issuance as equity awards under the plan by 2.9 million shares. The Company has previously granted restricted stock and PSUs to certain employees and directors pursuant to the 2012 Omnibus Equity Award Plan and the 2022 Omnibus Equity Award Plan

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and will continue to grant restricted stock and PSUs to certain employees and directors pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated. The Company also offers an Employee Stock Purchase Plan.

The Company recorded total stock-based compensation expense of $2.9 million and $2.2 million during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was $20.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

A summary of the status of restricted stock awards as of March 31, 2023 and 2022 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,639,286	$3.96	3,371,832	$2.80
Granted	1,107,000	$5.86	932,500	$5.17
Forfeited	(4,000)	$5.14	(81,714)	$2.90
Vested	(962,178)	$3.48	(1,098,127)	$2.48
Non-vested at end of period	2,780,108	$4.88	3,124,491	$3.62
Expected to vest	2,780,108	$4.88	3,124,491	$3.62

PSUs—PSUs are granted to employees of the Company and its subsidiaries. These shares are granted under compensation agreements that are for services provided by the employees. The fair value of the PSUs is measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the year of grant, as defined in the applicable award agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period.

There was no cash flow impact resulting from the grants.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of PSUs as of March 31, 2023 and 2022 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,086,932	$3.48	1,593,775	$2.62
Granted(1)	1,357,587	$5.62	1,553,332	$3.77
Forfeited	—	$—	(93,341)	$2.40
Vested	(1,236,074)	$3.51	(928,717)	$2.61
Non-vested at end of period	2,208,445	$4.77	2,125,049	$3.48
Expected to vest	2,208,445	$4.77	2,125,049	$3.48

(1) PSUs granted in the first quarter of 2023 includes 587,587 additional PSUs related to the bookings achievement for the performance period ended December 31, 2022. PSUs granted in the first quarter of 2022 includes 853,332 additional PSUs related to the bookings achievement for the performance period ended December 31, 2021.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. No shares were issued during the three months ended March 31, 2023 and 2022.

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

	Three Months Ended March 31,
	2023	2022
Net income	$460	$1,301

Weighted-average shares outstanding—basic	43,886	44,702
Add shares issuable from stock-based awards	1,354	2,468
Weighted-average shares outstanding—diluted	45,240	47,170

Basic earnings per share	$0.01	$0.03
Diluted earnings per share	$0.01	$0.03

Shares excluded from the calculation of diluted earnings per share[1]	2,638	1,307

(1) Represents outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted earnings per share.

14. INCOME TAXES

The Company’s effective tax rate was 952% and (142)% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differed from the U.S. statutory rate due to tax benefits of $0.5 million and $0.8 million from the vesting of share-based compensation awards during the three months ended March 31, 2023 and 2022, respectively.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Information contained herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future financial condition, liquidity and results of operations, including expectations (financial or otherwise), our strategy, plans, objectives, expectations (financial or otherwise) and intentions, and growth potential. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to: our ability to execute our tech-focused strategy; write-offs of goodwill, tradename and intangible assets; competition from existing and future competitors; changes in the recruiting and career services business and technologies, and the development of new products and services; failure to develop and maintain our reputation and brand recognition; failure to increase or maintain the number of customers who purchase recruitment packages; failure to attract qualified professionals or grow the number of qualified professionals who use our websites; inability to successfully integrate future acquisitions or identify and consummate future acquisitions; misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property; failure of our businesses to attract, retain and engage users; unfavorable decisions in proceedings related to future tax assessments; taxation risks in various jurisdictions for past or future sales; significant downturn not immediately reflected in our operating results; our indebtedness and the potential inability to borrow funds under our Credit Agreement (as defined below); our ability to incur additional debt; covenants in our Credit Agreement; the development and use of artificial intelligence; failure to timely and efficiently scale and adapt our existing technology and network infrastructure; capacity constraints, systems failures or breaches of network security; the usefulness of our candidate profiles; decrease in user engagement; Internet search engine methodologies and their impact on our search result rankings; failure to halt the operations of websites that aggregate our data, as well as data from other companies; our reliance on third-party data hosting facilities; compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information; U.S. regulation of the internet; a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction; loss of key executives and technical personnel and our ability to attract and retain key executives, including our CEO; increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economies or the industries we serve, labor shortages, or job shortages; litigation related to infringement or other claims regarding our services or content; our ability to defend ownership of our intellectual property; global climate change; compliance with changing corporate governance requirements and costs incurred in connection with being a public company; compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”); volatility in our stock price; failure to maintain internal controls over financial reporting; results of operations fluctuating on a quarterly and annual basis; and disruption resulting from unsolicited offers to purchase the company. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Such measures presented herein include adjusted earnings before interest, taxes, depreciation and amortization, and items such as non-cash stock-based compensation, gain or loss on investments, and certain other income or expense items, as defined, (“Adjusted EBITDA") and Adjusted EBITDA Margin. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for definitions of these measures as well as reconciliations to the comparable GAAP measure.

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

	As of March 31,		Increase	Percent Change
Recruitment Package Customers:	2023	2022
Dice	6,171	6,249	(78)	(1)%
ClearanceJobs	2,078	1,928	150	8%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended March 31,
	2023	2022	Increase	Percent Change
Dice	$15,672	$14,112	$1,560	11%
ClearanceJobs	$20,520	$18,408	$2,112	11%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

Dice had 6,171 recruitment package customers as of March 31, 2023, which was a decrease of 78, or 1%, and average annual revenue per recruitment package customer for Dice increased $1,560, or 11%, from the prior year quarter. The decrease in recruitment package customers was due to macroeconomic conditions causing customer counts to decline while the average annual revenue per recruitment package customer increased driven by strong renewal and retention rates as our larger recurring customers continue to renew with Dice. ClearanceJobs had 2,078 recruitment package customers as of March 31, 2023 compared to 1,928 as of March 31, 2022, an increase of 8%, and average annual revenue per recruitment package customer increased $2,112, or 11%, from the prior year quarter. The increases for ClearanceJobs were due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

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

		Comparison to Prior Year End			Comparison Year Over Year
	3/31/2023	12/31/2022	Increase (Decrease)	Percent Change	3/31/2022	Increase (Decrease)	Percent Change
Deferred Revenue	$58,844	$50,864	$7,980	16%	$56,786	$2,058	4%
Contractual commitments not invoiced	65,389	66,391	(1,002)	(2)%	49,262	16,127	33%
Backlog(1)	$124,233	$117,255	$6,978	6%	$106,048	$18,185	17%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at March 31, 2023 increased $7.0 million and $18.2 million from December 31, 2022 and March 31, 2022, respectively. The increase in backlog compared to December 31, 2022 and March 31, 2022 is due to the strong technology recruitment market driving bookings growth at both Dice and ClearanceJobs, a focus on signing multi-year contracts, and the Company's ongoing investments in sales and marketing. The first quarter of each year is generally the largest bookings quarter of the year, also contributing to the growth from December 31, 2022.

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

Product Releases
2023	2022
Dice Invite To Apply, Dice Matchscore on Jobs	Dice New Job Apply Flow, Dice TalentSearch Time Zone Search, Dice TalentSearch Auto Talent Alerts, Dice iOS App Messaging
ClearanceJobs Expressed Interest, ClearanceJobs Enhanced Employer Profile	ClearanceJobs Multi-Factor Authentication, ClearanceJobs Live Video, ClearanceJobs Scheduled Broadcast Messages

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)

Dice(1)	$26,910	$24,634	$2,276	9%
ClearanceJobs	11,710	9,700	2,010	21%
Total revenues	$38,620	$34,334	$4,286	12%

(1) Includes Dice and Career Events
For the three months ended March 31, 2023 we experienced an increase in revenue of $4.3 million, or 12%. Revenue at Dice increased $2.3 million, or 9%, compared to the same period in 2022 due to strong renewal and retention rates. Revenues for ClearanceJobs increased $2.0 million, or 21%, as compared to the same period in 2022, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenues

	Three Months Ended March 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Cost of revenues	$4,912	$4,099	$813	20%
Percentage of revenues	12.7%	11.9%

Cost of revenues increased $0.8 million, or 20%, driven by an increase of $0.7 million from higher compensation related costs, primarily from higher headcount, partially offset by an increase in capitalized labor of $0.1 million, which decreases operating expenses. Operational costs, including the amortization of cloud computing costs, increased by $0.2 million.

Product Development Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Product development	$4,694	$3,942	$752	19%
Percentage of revenues	12.2%	11.5%

Product development expenses increased $0.8 million, or 19%, driven by an increase of $1.1 million from higher compensation related costs, primarily from higher headcount, partially offset by an increase in capitalized labor of $0.3 million, which decreases operating expenses. Operational costs, including consulting, decreased by $0.1 million.

Sales and Marketing Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Sales and marketing	$16,060	$13,941	$2,119	15%
Percentage of revenues	41.6%	40.6%

Sales and marketing expenses increased $2.1 million, or 15% from the same period in 2022. This increase was driven by a $1.9 million increase in compensation related costs from higher headcount and quota attainment versus sales plan and a $0.3 million increase in operational costs, including Company events, consulting and travel and entertainment. The increase was partially offset by $0.1 million decrease in discretionary marketing expenses.

General and Administrative Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
General and administrative	$8,208	$7,766	$442	6%
Percentage of revenues	21.3%	22.6%

General and administrative expenses increased $0.4 million, or 6% from the prior year. The increase was driven by a $0.7 million increase in stock-based compensation. The increase in compensation expense is primarily due to higher achievement against targets related to the Company's PSUs. See also Note 12 of the notes to condensed consolidated financial statements. The increase was partially offset by a $0.2 million decrease in compensation related costs from lower headcount.

Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Depreciation	$4,173	$3,958	$215	5%
Percentage of revenues	10.8%	11.5%
Depreciation expense increased $0.2 million, or 5%, compared to the same period in 2022. The increase was driven by higher capitalized internal development costs throughout 2022 and in the first quarter of 2023, which increased depreciation in the first quarter of 2023.

Operating Income

	Three Months Ended March 31,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Revenue	$38,620	$34,334	$4,286	12%
Operating income (loss)	573	628	(55)	(9)%
Operating margin	1.5%	1.8%
Operating income for the three months ended March 31, 2023 was $0.6 million, a positive margin of 1.5%, compared to operating income of $0.6 million, a positive margin of 1.8%, for the same period in 2022, a decrease of $0.1 million. The decrease in operating income and percentage margin was driven by higher operating costs as the Company invests in its product and sales and marketing, primarily through higher headcount in those areas, for future growth. The decrease was partially offset by higher revenues.

Income from Equity Method Investment

	Three Months Ended March 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Income from equity method investment	$171	$155	$16	10%
Percentage of revenues	0.4%	0.5%

During the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million of income related to its proportionate share of eFC's net income. The Company records its proportionate share of eFC's net income three months in arrears.

Interest Expense and Other

	Three Months Ended March 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Interest expense and other	$798	$245	$553	226%
Percentage of revenues	2.1%	0.7%
Interest expense and other increased from the same period in 2022, primarily due to higher debt outstanding on our revolving credit facility during the current period and higher interest rates.

Income Taxes

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Income (loss) before income taxes	$(54)	$538
Income tax benefit	(514)	(763)
Effective tax rate	951.9%	(141.8)%

Our effective tax rate for the three months ended March 31, 2023 and 2022 differed from the U.S. statutory rate due to tax benefits of $0.5 million and $0.8 million, respectively, from the vesting of share-based compensation awards.

Earnings per Share

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Net Income	$460	$1,301

Weighted-average shares outstanding - basic	43,886	44,702
Weighted-average shares outstanding - diluted	45,240	47,170

Diluted earnings per share	$0.01	$0.03

Diluted earnings per share was $0.01 and $0.03 for the three months ended March 31, 2023 and 2022, respectively. The decrease was driven by lower operating income and an increase in interest expense in the current year.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management to measure operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin as performance measures for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses these measures to calculate amounts of performance based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, and items such as non-cash stock-based compensation expense, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain write-offs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, losses from equity method investments, transaction costs in connection with the credit agreement, deferred revenues written off in connection with acquisition purchase accounting adjustments, write-off of non-cash stock-based compensation expense, severance and retention costs related to dispositions and reorganizations of the Company, and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, including income from equity method investments, interest income, business interruption insurance proceeds, and any income or gain resulting from certain dispositions outside the ordinary course of business, including prior positive operating results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.
Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Revenues.
We also consider Adjusted EBITDA and Adjusted EBITDA Margin, as defined above, to be important indicators to investors because they provide information related to our ability to provide cash flows to meet future debt service, capital expenditures, working capital requirements, and to fund future growth. We present Adjusted EBITDA and Adjusted EBITDA Margin as supplemental performance measures because we believe that these measures provide our Board of Directors (the "Board"), management and investors with additional information to measure our performance, provide comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense) and tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and to estimate our value.
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
A reconciliation of Adjusted EBITDA for the three months ended March 31, 2023 and 2022 follows (in thousands):

	Three Months Ended March 31,
	Dollars
	2023	2022
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$460	$1,301
Interest expense	798	245
Income tax benefit	(514)	(763)
Depreciation	4,173	3,958
Non-cash stock-based compensation	2,887	2,235
Income from equity method investment	(171)	(155)
Severance and related costs	421	109
Adjusted EBITDA	$8,054	$6,930

Reconciliation of cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$11	$9,218
Interest expense	798	245
Amortization of deferred financing costs	(36)	(37)
Income tax benefit	(514)	(763)
Deferred income taxes	848	1,823
Change in accrual for unrecognized tax benefits	(60)	(93)
Change in accounts receivable	4,153	3,820
Change in deferred revenue	(7,981)	(10,640)
Severance and related costs	421	109
Changes in working capital and other	10,414	3,248
Adjusted EBITDA	$8,054	$6,930

A reconciliation of Adjusted EBITDA Margin for the three months ended March 31, 2023 and 2022 follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$38,620	$34,334

Net income	$460	$1,301
Net income margin(1)	1%	4%

Adjusted EBITDA	$8,054	$6,930
Adjusted EBITDA Margin(1)	21%	20%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenues.

Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the three months ended March 31, 2023 and 2022 follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash from operating activities	$11	$9,218
Cash used in investing activities	$(4,833)	$(4,091)
Cash from (used in) financing activities	$7,184	$(1,701)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2023, we had cash of $5.4 million compared to $3.0 million at December 31, 2022.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $54.0 million in borrowing capacity under our $100.0 million Credit Agreement, as defined below, at March 31, 2023, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, gain or impairments on investments, and the effect of changes in working capital. Net cash flows from operating activities were $0.0 million and $9.2 million for the three-month periods ended March 31, 2023 and 2022, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2023 period decreased $9.2 million compared to the same period of 2022 due to higher overall headcount, the timing of bonus payments, and the timing of payments to vendors and billings to and cash collections from our customers.

Investing Activities

Cash used in investing activities during the three-month period ended March 31, 2023 was $4.8 million compared to $4.1 million used in the same period of 2022. Cash used in investing activities in the three-month period ended March 31, 2023 increased from comparable 2022 period due to higher purchases of fixed assets, which is primarily comprised of capitalized development costs, as the Company continues to invest in its products.

Financing Activities

Cash used in financing activities during the three-month ended March 31, 2023 was $7.2 million and was driven by $16.0 million of net proceeds on long-term debt and offset by $8.8 million, net, related to share repurchases. Cash used in financing activities during the three-month period ended March 31, 2022 was $1.7 million and was driven by $10.0 million of net proceeds on long-term debt and $11.7 million related to share repurchases.

Financing and Capital Requirements

Credit Agreement

We have a $100 million revolving credit facility, which matures June 2027, with $46.0 million of borrowings on the facility at March 31, 2023, leaving $54.0 million available for future borrowings, subject to the terms of the Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 6.90% (the rate in effect on March 31, 2023) on our current borrowings, interest payments are expected to be $2.4 million from April 1, 2023 to December 31, 2023, $3.2 million in each of 2024, 2025 and 2026 and $1.6 million in 2027. The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of March 31, 2023, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 9 in the notes to the condensed consolidated financial statements and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to eight years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of March 31, 2023, the value of our lease right-of-use asset was $6.1 million and the value of our lease liability was $8.0 million. See note 5 to the condensed consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of March 31, 2023, we recorded approximately $0.8 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2023 are $0.8 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Board previously approved a stock repurchase program that permits the Company to repurchase its common stock. As of March 31, 2023, the value of shares available to be purchased under the current plan was $8.2 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See note 11 of the notes to the condensed consolidated financial statements for further information.

We anticipate capital expenditures for the year ending December 31, 2023 to be approximately $20 million to $22 million. The increase over prior periods is due to the additional investments in the development of new products and features and leasehold improvements. We intend to use operating cash flows to fund capital expenditures.

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

From time to time, we see market slowdowns, which can lead to lower demand for recruiting technologists and security cleared professionals.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We have exposure to financial market risks, including changes in foreign currency exchange rates, interest rates, and other relevant market prices.
Foreign Exchange Risk

Our operations are conducted within the United States. As a result, our current operations are not subject to foreign exchange risk

The Company's investment in eFC, as described in note 6 to the condensed consolidated financial statements, which is recorded under the equity method of accounting, subjects the Company to foreign exchange risk because the functional currency of eFC is the British Pound Sterling. Accordingly, the Company must translate its share of eFC's net income into United States dollars. The foreign currency translation related to the Company's share of eFC's net income is not expected to be significant.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the SOFR or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, as determined by our most recent consolidated leverage ratio. As of March 31, 2023, we had outstanding borrowings of $46.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would have increased our interest expense for the three months ended March 31, 2023 by approximately $0.1 million.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the fiscal period covered by this report.

These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Exchange Act and in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 10 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of May 10, 2023, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

Stock Repurchase Plans—Our Board approved a stock repurchase program that permits the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice. The following table summarizes the stock repurchase plans approved by the Board:

	February 2021 to June 2022(1)	February 2022 to February 2023(2)	February 2023 to February 2024(3)
Approval Date	February 2021	February 2022	February 2023
Authorized Repurchase Amount of Common Stock	$20 million	$15 million	$10 million
(1) During the second quarter of 2021, the Company amended its $8.0 million stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million. During the first quarter of 2022, the Company completed its purchases under the plan, which consisted of approximately 4.4 million shares for $20.0 million, effectively ending the plan prior to its original expiration date.
(2) During February 2023, the $15.0 million stock repurchase program approved in February 2022 expired with a total of 2.6 million shares purchased for $14.7 million.
(3) On February 9, 2023, the Company announced that its Board approved a new stock repurchase program that permits the purchase of up to $10.0 million of the Company's common stock through February 2024.

During the quarter ended March 31, 2023, purchases of the Company's common stock were as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2023	500,280	$5.74	228,589	$790,079
February 1 through February 28, 2023	360,027	$5.30	245,607	$9,223,948
March 1 through March 31, 2023	268,340	$3.86	268,340	$8,189,434
Total	1,128,647		742,536
(1) Total number of shares purchased includes 0.7 million shares purchased under our stock repurchase plans described above and 0.4 million shares withheld to satisfy employee income tax obligations upon the vesting of restricted stock awards.
(2) Average price paid per share includes costs associated with the repurchases.
(3) Total number of shares purchased as part of publicly announced plans or programs includes shares purchased under our stock repurchase plans described above.

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on July 23, 2007).
3.2	Second Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on March 9, 2016).
3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective April 21, 2015 (incorporated by reference from Exhibit 3.1 to Company's Current Report on Form 8-K (File No. 001-33584) filed on April 21, 2015).

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 10, 2023	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kevin Bostick
Kevin Bostick Chief Financial Officer
(Principal Financial Officer)