Form 10-Q
period 2023-06-30
DHI GROUP, INC.
filed 2023-08-02
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 28, 2023, there were 47,341,386 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2023 and 2022
	Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2023 and 2022
	Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended June 30, 2023 and 2022
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2023 and 2022
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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$2,724	$3,006
Accounts receivable, net of allowance for doubtful accounts of $1,434 and $1,374	18,990	20,494
Income taxes receivable	1,197	—
Prepaid and other current assets	3,597	4,294
Total current assets	26,508	27,794
Fixed assets, net	22,133	21,252
Capitalized contract costs	7,352	9,677
Operating lease right-of-use assets	5,592	6,581
Investments	6,077	5,646
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	4,150	3,854
Total assets	$223,712	$226,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,257	$23,818
Deferred revenue	52,768	50,121
Income taxes payable	—	34
Operating lease liabilities	—	105
Total current liabilities	67,025	74,078
Deferred revenue	666	743
Operating lease liabilities	7,503	8,428
Long-term debt	43,000	30,000
Deferred income taxes	3,440	5,515
Accrual for unrecognized tax benefits	1,072	769
Other long-term liabilities	530	932
Total liabilities	123,236	120,465
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 78,761 and 76,442 shares, respectively; outstanding: 47,100 and 47,367 shares, respectively	789	766
Additional paid-in capital	257,311	251,632
Accumulated other comprehensive loss	(325)	(481)
Accumulated earnings	29,070	28,405
Treasury stock, 31,661 and 29,075 shares, respectively	(186,369)	(174,083)
Total stockholders’ equity	100,476	106,239
Total liabilities and stockholders’ equity	$223,712	$226,704
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$38,538	$37,057	$77,158	$71,391

Operating expenses:
Cost of revenue	4,956	4,181	9,868	8,280
Product development	4,158	4,360	8,852	8,302
Sales and marketing	14,723	14,274	30,783	28,215
General and administrative	8,453	9,109	16,661	16,875
Depreciation	4,162	4,228	8,335	8,186
Restructuring	2,115	—	2,115	—
Total operating expenses	38,567	36,152	76,614	69,858
Operating income (loss)	(29)	905	544	1,533
Income from equity method investment	104	361	275	516
Gain on investment	—	320	—	320
Interest expense and other	(879)	(298)	(1,677)	(543)
Income (loss) before income taxes	(804)	1,288	(858)	1,826
Income tax benefit	(677)	(162)	(1,191)	(925)
Net income (loss)	$(127)	$1,450	$333	$2,751

Basic earnings (loss) per share	$—	$0.03	$0.01	$0.06
Diluted earnings (loss) per share	$—	$0.03	$0.01	$0.06

Weighted-average basic shares outstanding	43,460	44,682	43,672	44,692
Weighted-average diluted shares outstanding	43,460	46,961	44,682	46,977
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(127)	$1,450	$333	$2,751

Other comprehensive income (loss):
Foreign currency translation adjustment	6	(58)	156	(50)
Total other comprehensive income (loss)	6	(58)	156	(50)
Comprehensive income (loss)	$(121)	$1,392	$489	$2,701
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2022	—	$—	76,442	$766	$251,632	29,075	$(174,083)	$28,405	$(481)	$106,239
Net income								460		460
Other comprehensive income - translation adjustments									150	150
Stock-based compensation					2,887					2,887
Restricted stock issued			1,107	11	(11)					—
Performance-Based Restricted Stock Units eligible to vest			1,288	13	(13)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(4)	—	—	386	(2,278)			(2,278)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	512	(3,017)			(3,017)
Purchase of treasury stock under stock repurchase plan						743	(3,521)			(3,521)
Cumulative-effect of new accounting principle (See Note 2)								332		332
Balance at March 31, 2023	—	$—	78,833	$790	$254,495	30,716	$(182,899)	$29,197	$(331)	$101,252
Net loss								(127)		(127)
Other comprehensive income - translation adjustments									6	6
Stock-based compensation					2,667					2,667
Restricted stock issued			176	2	(2)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(183)	(2)	2	26	(95)			(95)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(110)	(1)	1	—	—			—
Purchase of treasury stock under stock repurchase plan						919	(3,375)			(3,375)
Issuance of common stock upon ESPP purchase			45	—	148					148
Balance at June 30, 2023	—	$—	78,761	$789	$257,311	31,661	$(186,369)	$29,070	$(325)	$100,476

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2021	—	$—	73,584	$738	$241,854	24,828	$(150,398)	$24,229	$(61)	$116,362
Net income								1,301		1,301
Other comprehensive income - translation adjustments									8	8
Stock-based compensation					2,235					2,235
Restricted stock issued			932	9	(9)					—
Performance-Based Restricted Stock Units eligible to vest			1,773	17	(17)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(82)	(1)	1	417	(2,309)			(2,309)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(93)	(1)	1	356	(1,893)			(1,893)
Purchase of treasury stock under stock repurchase plan						1,302	(7,499)			(7,499)
Balance at March 31, 2022	—	$—	76,114	$762	$244,065	26,903	$(162,099)	$25,530	$(53)	$108,205
Net income								1,450		1,450
Other comprehensive loss - translation adjustments									(58)	(58)
Stock-based compensation					2,456					2,456
Restricted stock forfeited or withheld to satisfy tax obligations			(26)	(1)	—	59	(348)			(349)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	5	(22)			(22)
Purchase of treasury stock under stock repurchase plan						625	(3,701)			(3,701)
Issuance of common stock upon ESPP purchase			29	—	124					124
Balance at June 30, 2022	—	$—	76,117	$761	$246,645	27,592	$(166,170)	$26,980	$(111)	$108,105

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from (used in) operating activities:
Net income	$333	$2,751
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	8,335	8,186
Deferred income taxes	(2,075)	(3,092)
Amortization of deferred financing costs	72	73
Stock-based compensation	5,554	4,691
Income from equity method investment	(275)	(516)
Gain on investment	—	(320)
Change in accrual for unrecognized tax benefits	303	194
Changes in operating assets and liabilities:
Accounts receivable	1,837	43
Prepaid expenses and other assets	329	(2,189)
Capitalized contract costs	2,325	(147)
Accounts payable and accrued expenses	(9,557)	1,113
Income taxes receivable/payable	(1,231)	976
Deferred revenue	2,570	7,998
Other, net	(443)	(313)
Net cash flows from operating activities	8,077	19,448
Cash flows from (used in) investing activities:
Cash received from sale of investment	—	320
Purchases of fixed assets	(9,221)	(8,530)
Net cash flows used in investing activities	(9,221)	(8,210)
Cash flows from (used in) financing activities:
Payments on long-term debt	(12,000)	(8,000)
Proceeds from long-term debt	25,000	15,000
Financing costs paid	—	(515)
Payments under stock repurchase plan	(6,896)	(11,200)
Purchase of treasury stock related to vested restricted and performance stock units	(5,390)	(4,572)
Proceeds from issuance of common stock through ESPP	148	124
Net cash flows from (used in) financing activities	862	(9,163)
Net change in cash for the period	(282)	2,075
Cash, beginning of period	3,006	1,540
Cash, end of period	$2,724	$3,615

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we," "our" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”). Operating results for the three and six-month periods ended June 30, 2023 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the six-month period ended June 30, 2023.

The Company allocates resources and assesses financial performance on a consolidated basis, as all services pertain to the Company's Tech-focused strategy. As a result, the Company has a single reportable segment, Tech-focused, which includes the Dice and ClearanceJobs brands, as well as corporate related costs. All operations are in the United States.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dice(1)	$26,272	$26,823	$53,182	$51,457
ClearanceJobs	12,266	10,234	23,976	19,934
Total	$38,538	$37,057	$77,158	$71,391

(1) Includes Dice and Career Events

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of June 30, 2023	As of December 31, 2022

Receivables	$18,990	$20,494
Short-term contract liabilities (deferred revenue)	52,768	50,121
Long-term contract liabilities (deferred revenue)	666	743

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

The Company recognized the following revenue as a result of changes in the contract liability balances in the respective periods (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$27,225	$25,928	$36,218	$33,289

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2023	2024	2025	2026	Total
Tech-focused	$42,665	$10,556	$191	$22	$53,434

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

5.    RESTRUCTURING

In May 2023, the Company announced an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%. As a result of the restructuring, the Company recognized a charge of $2.1 million in the second quarter of 2023 consisting of $1.8 million of employee severance costs, of which $0.5 million was paid during the second quarter of 2023, and $0.3 million of stock-based compensation related to the acceleration of restricted stock and performance-based restricted stock units.

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

The components of lease cost were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost(1)	$575	$535	$1,178	$1,081
Sublease income	(169)	(127)	(299)	(250)
Total lease cost	$406	$408	$879	$831

(1) Includes short-term lease costs and variable lease costs, which are immaterial.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,329	$703

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	June 30, 2023	December 31, 2022
Operating lease right-of-use-assets	$5,592	$6,581

Operating lease liabilities - current	2,047	2,231
Less: tenant improvement allowance	(2,047)	(2,126)
Operating lease liabilities - current (as reported)	—	105
Operating lease liabilities - non-current (as reported)	7,503	8,428
Total operating lease liabilities	$7,503	$8,533

Weighted Average Remaining Lease Term (in years)
Operating leases	6.1	5.8

Weighted Average Discount Rate
Operating leases	4.5%	4.4%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the three and six month periods ended June 30, 2023 and 2022.

As of June 30, 2023, future operating lease payments were as follows (in thousands):

Operating Leases
July 1, 2023 through December 31, 2023	$1,122
2024	2,316
2025	2,421
2026	1,476
2027	578
2028 and thereafter	3,316
Total lease payments	$11,229
Less: imputed interest	1,679
Less: tenant improvement allowance	2,047
Total	$7,503

As of June 30, 2023 the Company has no additional operating or finance leases that have not yet commenced.

7. INVESTMENTS

Investments, Non-current, at Fair Value

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On September 20, 2022, a Qualified Financing occurred and the Note was converted into preferred shares representing 4.9% of the outstanding equity in the underlying business, on a fully-diluted basis. The Company's preferred shares are substantially similar to shares purchased by a third party investor in the Qualified Financing that resulted in such investor becoming the majority owner of the business, holding 50.5% of the outstanding equity in the business, on a fully-diluted basis. Therefore, the Company's shares in the business were recorded at fair value based on the price per share realized in the Qualified Financing. Subsequent to the Qualified Financing, the Company valued the investment at $0.7 million, and it is recorded as an investment in the condensed consolidated balance sheet as of June 30, 2023. The Company recognized an impairment loss during the three months ended September 30, 2022 of $2.3 million. No impairment was recognized during the three and six months ended June 30, 2023 and 2022. During the first quarter of 2023, the majority investor purchased additional shares of the business as was contemplated in, and at the same price as, in the Qualified Financing. As a result, the Company's ownership, on a fully-diluted basis, on June 30, 2023 was reduced to 4.1%.

The Company has elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of June 30, 2023, subsequent to the Qualified Financing, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at the value realized in the Qualified Financing as of June 30, 2023, as described above.
Investments, Non-current

Rigzone is a website dedicated to delivering online content, data, and career services in the oil and gas industry in North America, Europe, the Middle East, and Asia Pacific. Oil and gas companies, as well as companies that serve the energy industry, use Rigzone to find talent for roles such as petroleum engineers, sales professionals with energy industry expertise and skilled tradesmen. On August 31, 2018, the Company transferred a majority ownership and control of the Rigzone business to Rigzone management, while retaining a 40% common share interest, with zero proceeds received from the transfer. During the second quarter of 2022, the Company sold its 40% interest in Rigzone to Rigzone management for $0.3 million. At the time of the sale, the recorded value of the investment was zero. Accordingly, the Company recognized a $0.3 million gain on sale, which was included in gain on investment on the condensed consolidated statements of operations.

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

eFinancialCareers ("eFC") is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated the 40% common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC is amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Accordingly, the Company recorded amortization of $0.1 million for the three and six month periods ended June 30, 2023. There was no amortization recorded during the three and six month periods ended June 30, 2022 because it was not material. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. The Company recorded income related to its proportionate share of eFC's net income, net of currency translation adjustments and

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
amortization of the basis difference, of $0.1 million and $0.3 million for the three and six month periods ended June 30, 2023, respectively, and recorded $0.4 million and $0.5 million for the three and six month periods ended June 30, 2022, respectively.

At June 30, 2023, the Company held preferred stock representing a 7.6% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of June 30, 2023 and December 31, 2022. The Company recorded no gain or loss related to the investment during the three and six month periods ended June 30, 2023 and 2022.

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

As of June 30, 2023 and December 31, 2022, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. No impairment was recorded during the three and six month periods ended June 30, 2023 and 2022.

The projections utilized in the October 1, 2022 analysis (the "October 1, 2022 analysis") included increasing revenue at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, general market conditions, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2022 analysis included operating margins during the year ending December 31, 2022 that approximate operating margins for the year ended December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period.

During the second quarter of 2023, the Company's revenue attributable to the Dice trademarks and brand name fell below the October 1, 2022 analysis and the revenue is expected to continue to be lower than that set forth in the October 1, 2022 analysis into the first half of 2024 and then to approximate the October 1, 2022 analysis thereafter. Operating margin attributable to the Dice trademarks and brand name, however, was higher than the operating margin in the October 1, 2022 analysis and is expected to be higher through 2024 then approximate the October 1, 2022 analysis thereafter. In the October 1, 2022 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0% based on comparable industry licensing agreements and the operating margin attributable to the Dice trademarks and brand name and a discount rate of 12.0%.

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

9.   GOODWILL

Goodwill as of June 30, 2023 and December 31, 2022, which was allocated to the Tech-focused reporting unit, was $128.1 million.

The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. The results of the impairment test indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of October 1, 2022.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The projections utilized in the October 1, 2022 analysis included increasing revenue at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, general market conditions, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. The October 1, 2022 analysis included operating margins during the year ending December 31, 2022 that approximate operating margins for the year ended December 31, 2021 and then increasing modestly. If future cash flows that are attributable to the Tech-focused reporting unit are not achieved, the Company could realize an impairment in a future period.

During the second quarter of 2023, the Company's revenue attributable to the Tech-focused reporting unit fell below the October 1, 2022 analysis and the revenue is expected to continue to be lower than that set forth in the October 1, 2022 analysis into the first half of 2024 and then to approximate the October 1, 2022 analysis thereafter. Operating margin attributable to the Tech-focused reporting unit, however, was higher than the operating margin in the October 1, 2022 analysis and is expected to be higher through 2024 and then approximate the October 1, 2022 analysis thereafter. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of June 30, 2023. Therefore, no quantitative impairment test was performed as of June 30, 2023. There were no changes to goodwill and no impairments were recorded during the three and six month periods ended June 30, 2023 and 2022.

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

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. Borrowings in U.S. dollars as of June 30, 2023 and December 31, 2022 were $43 million and $30 million, respectively. There were no borrowings in pounds sterling as of June 30, 2023 and December 31, 2022. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment,

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
change of control, or insolvency. As of June 30, 2023, the Company was in compliance with all of the financial covenants under the Credit Agreement.

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

The amounts borrowed as of June 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Long-term debt under revolving credit facility(1)	$43,000	$30,000

Available to be borrowed under revolving facility(2)	$57,000	$70,000

Interest rates:
SOFR rate loans:
Interest margin(3)	2.32%	2.35%
Actual interest rates(4)	7.52%	6.67%

Commitment fee	0.40%	0.40%

(1) In connection with the new Credit Agreement entered into during the three months ended June 30, 2022, the Company recorded deferred financing costs of $0.7 million to other assets on the condensed consolidated balance sheets. Accumulated amortization as of June 30, 2023 was $0.2 million.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of June 30, 2023 the value of shares that may yet be purchased under the current plan was $4.8 million.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares repurchased	918,742	625,069	1,661,278	1,927,295
Average purchase price per share(1)	$3.69	$5.94	$4.17	$5.83
Dollar value of shares repurchased (in thousands)(1)	$3,393	$3,714	$6,928	$11,239
(1) Average price paid per share and dollar value of shares repurchased include costs associated with the repurchases.

There were 24,758 unsettled share repurchases as of June 30, 2022 and none as of June 30, 2023.

Stock Repurchases Pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated—Under the 2022 Omnibus Equity Award Plan, as Amended and Restated, and as further described in note 13 to the condensed consolidated financial statements, the Company repurchases its common stock withheld for income tax from the vesting of employee restricted stock or Performance-Based Restricted Stock Units (“PSUs”). The Company remits the value, which is based on the closing share price on the vesting date, of the common stock withheld to the appropriate tax authority on behalf of the employee and the related shares become treasury stock.

Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares repurchased upon restricted stock/PSU vesting	26,261	64,381	925,151	837,429
Average purchase price per share	$3.62	$5.75	$5.83	$5.46
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$95	$370	$5,390	$4,572

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
No shares of the Company's common stock were purchased other than through the stock repurchase plans and the 2022 Omnibus Equity Award Plan, as Amended and Restated, as described above.

13.    STOCK-BASED COMPENSATION

On July 13, 2022, the stockholders of the Company approved the DHI Group, Inc. 2022 Omnibus Equity Award Plan, which had been previously approved by the Company's Board of Directors on May 13, 2022 (the "2022 Omnibus Equity Award Plan"). The 2022 Omnibus Equity Award Plan generally mirrors the terms of the Company's prior omnibus equity award plan, which expired in accordance with its terms on April 20, 2022 (the "2012 Omnibus Equity Award Plan"). On April 26, 2023, the stockholders of the Company approved the DHI Group, Inc. 2022 Omnibus Equity Award Plan, as Amended and Restated, which had been previously approved by the Company’s Board of Directors on March 16, 2023 (the "2022 Omnibus Equity Award Plan, as Amended and Restated"). The 2022 Omnibus Equity Award Plan was amended and restated to, among other things, increase the number of shares of common stock authorized for issuance as equity awards under the plan by 2.9 million shares. The Company has previously granted restricted stock and PSUs to certain employees and directors pursuant to the 2012 Omnibus Equity Award Plan and the 2022 Omnibus Equity Award Plan and will continue to grant restricted stock and PSUs to certain employees and directors pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated. The Company also offers an Employee Stock Purchase Plan.

The Company recorded total stock-based compensation expense of $2.7 million and $5.6 million during the three and six month periods ended June 30, 2023, respectively, and $2.5 million and $4.7 million during the three and six month periods ended June 30, 2022, respectively. At June 30, 2023, there was $16.4 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

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

A summary of the status of restricted stock awards as of June 30, 2023 and 2022 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,780,108	$4.88	3,124,491	$3.62
Granted	175,998	$3.67	—	$—
Forfeited	(182,679)	$4.75	(27,002)	$4.01
Vested	(198,502)	$4.55	(411,416)	$2.64
Non-vested at end of period	2,574,925	$4.82	2,686,073	$3.77
Expected to vest	2,574,925	$4.82	2,686,073	$3.77

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,639,286	$3.96	3,371,832	$2.80
Granted	1,282,998	$5.56	932,500	$5.17
Forfeited	(186,679)	$4.92	(108,716)	$3.18
Vested	(1,160,680)	$3.66	(1,509,543)	$2.52
Non-vested at end of period	2,574,925	$4.82	2,686,073	$3.77
Expected to vest	2,574,925	$4.82	2,686,073	$3.77

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

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of June 30, 2023 and 2022 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,208,445	$4.77	2,125,049	$3.48
Forfeited	(163,018)	$4.77	—	$—
Vested	—	$—	(14,553)	$3.00
Non-vested at end of period	2,045,427	$4.78	2,110,496	$3.48
Expected to vest	2,045,427	$4.78	2,110,496	$3.48

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,086,932	$3.48	1,593,775	$2.62
Granted(1)	1,357,587	$5.62	1,553,332	$3.77
Forfeited	(163,018)	$4.77	(93,341)	$2.40
Vested	(1,236,074)	$3.51	(943,270)	$2.61
Non-vested at end of period	2,045,427	$4.78	2,110,496	$3.48
Expected to vest	2,045,427	$4.78	2,110,496	$3.48

(1) PSUs granted during the six months ended June 30, 2023 includes 587,587 additional PSUs related to the bookings achievement for the performance period ended December 31, 2022. PSUs granted during the six months ended June 30, 2022 includes 853,332 additional PSUs related to the bookings achievement for the performance period ended December 31, 2021.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. During each of the three and six month periods ended June 30, 2023, 45,407 shares were issued under the plan. During each of the three and six month periods ended June 30, 2022, 29,253 shares were issued under the plan.

14. INCOME TAXES

The Company’s effective tax rate was 84% and 139% for the three and six months ended June 30, 2023, respectively, and (13)% and (51)% for the three and six months ended June 30, 2022, respectively. The following items caused the effective tax rate to differ from the U.S. statutory rate:

•Tax benefits of $0.4 million during the six months ended June 30, 2023, and $0.2 million and $1.0 million during the three and six months ended June 30, 2022, respectively, from the vesting of share-based compensation awards.
•Tax benefits of $0.4 million during the three and six months ended June 30, 2023, and $0.1 million during the three and six months ended June 30, 2022, from research tax credits.
•A tax benefit of $0.1 million during the three and six months ended June 30, 2022, from the release of a valuation allowance on the Company's capital loss carryforward.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(127)	$1,450	$333	$2,751

Weighted-average shares outstanding—basic	43,460	44,682	43,672	44,692
Add shares issuable from stock-based awards(1)	—	2,279	1,010	2,285
Weighted-average shares outstanding—diluted	43,460	46,961	44,682	46,977

Basic earnings (loss) per share	$—	$0.03	$0.01	$0.06
Diluted earnings (loss) per share	$—	$0.03	$0.01	$0.06

Shares excluded from the calculation of diluted earnings per share(2)	2,611	—	2,194	936

(1) For the three months ended June 30, 2023, 0.7 million shares, were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss.
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

In addition, information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Such measures presented herein include adjusted earnings before interest, taxes, depreciation and amortization, and items such as non-cash stock-based compensation, gain or loss on investments, and certain other income or expense items, as defined. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for definitions of these measures as well as reconciliations to the mostly directly comparable GAAP measure.

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

Recent Developments

None.

Our Revenue and Expenses

We derive the majority of our revenue from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased, which are predominately annual agreements. Our Company sells recruitment packages, which comprise approximately 90% or our total revenue, that can include access to our databases of resumes and job posting capabilities. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice and ClearanceJobs recruitment package customers and the revenue, on average, that these customers generate. The Company's management uses these metrics to monitor the current and future activity of the businesses. The tables below detail this customer data.

	As of June 30,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2023	2022
Dice	6,007	6,386	(379)	(6)%
ClearanceJobs	2,069	1,976	93	5%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended June 30,				Six months ended June 30,
	2023	2022	Increase	Percent Change	2023	2022	Increase	Percent Change
Dice	$15,534	$14,304	$1,230	9%	$15,602	$14,208	$1,394	10%
ClearanceJobs	$20,842	$18,708	$2,134	11%	$20,681	$18,564	$2,117	11%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

Dice had 6,007 recruitment package customers as of June 30, 2023, which was a decrease of 379, or 6%, and average annual revenue per recruitment package customer for Dice increased $1,230, or 9%, from the prior year quarter. The decrease in recruitment package customers was due to macroeconomic conditions causing customer counts to decline while the average annual revenue per recruitment package customer increased driven by strong renewal and retention rates as our larger recurring customers continue to renew with Dice. ClearanceJobs had 2,069 recruitment package customers as of June 30, 2023 compared to 1,976 as of June 30, 2022, an increase of 5%, and average annual revenue per recruitment package customer increased $2,134, or 11%, from the prior year quarter. The increases for ClearanceJobs were due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

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

		Comparison to Prior Year End			Comparison Year Over Year
	6/30/2023	12/31/2022	Increase (Decrease)	Percent Change	6/30/2022	Increase (Decrease)	Percent Change
Deferred Revenue	$53,434	$50,864	$2,570	5%	$54,144	$(710)	(1)%
Contractual commitments not invoiced	64,328	66,391	(2,063)	(3)%	49,981	14,347	29%
Backlog(1)	$117,762	$117,255	$507	—%	$104,125	$13,637	13%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at June 30, 2023 increased $0.5 million and $13.6 million from December 31, 2022 and June 30, 2022, respectively. The increase in backlog compared to December 31, 2022 and June 30, 2022 is due to the Company's focus on signing multi-year contracts. The first quarter of each year is generally the largest bookings quarter of the year, also contributing to the growth from December 31, 2022.

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

The Company continues to evolve and present new software products and features to attract and engage qualified professionals and match them with employers. Our ability to grow our revenue will largely depend on our ability to grow our customer bases in the markets in which we operate by acquiring new customers while retaining a high proportion of the customers we currently serve, and to expand the breadth of services our customers purchase from us. We continue to make investments in our business and infrastructure to help us achieve our long-term growth objectives, such as the innovative products in the table below.

Product Releases
2023	2022
Dice Premium Enhanced Company Profile, Dice Remote and Company Preferences, Dice Invite To Apply, Dice Matchscore on Jobs	New Job Apply Flow, Dice TalentSearch Time Zone Search
ClearanceJobs Comments, ClearanceJobs Expressed Interest, ClearanceJobs Enhanced Employer Profile	Multi-Factor Authentication, ClearanceJobs Live Video

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

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenue

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2023	2022
	(in thousands, except percentages)

Dice(1)	$26,272	$26,823	$(551)	(2)%
ClearanceJobs	12,266	10,234	2,032	20%
Total revenue	$38,538	$37,057	$1,481	4%

(1) Includes Dice and Career Events
For the three months ended June 30, 2023 we experienced an increase in revenue of $1.5 million, or 4%. Revenue at Dice decreased $0.6 million, or 2%, compared to the same period in 2022 due to macroeconomic conditions driving lower new business activity and lower activity with Dice's non-annual products. Revenues for ClearanceJobs increased $2.0 million, or 20%, as compared to the same period in 2022, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenue

	Three Months Ended June 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Cost of revenue	$4,956	$4,181	$775	19%
Percentage of revenue	12.9%	11.3%

Cost of revenue increased $0.8 million, or 19%, driven by an increase of $0.4 million from higher compensation related costs. Operational costs, including the amortization of cloud computing costs and software subscriptions, increased by $0.3 million.

Product Development Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Product development	$4,158	$4,360	$(202)	(5)%
Percentage of revenue	10.8%	11.8%
Product development expenses decreased $0.2 million, or 5% from the prior year. The decrease was driven by a $0.6 million reduction in compensation related costs, primarily related to lower headcount and bonus expenses. These decreases were partially offset by lower capitalized labor of $0.3 million from the prior year, which increases operating expenses.

Sales and Marketing Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Sales and marketing	$14,723	$14,274	$449	3%
Percentage of revenue	38.2%	38.5%

Sales and marketing expenses increased $0.4 million, or 3% from the prior year. This increase was driven by a $0.8 million increase in amortization related to capitalized contract costs and a $0.2 million increase in operational costs, including Company events and consulting. The increase was partially offset by $0.3 million decrease in discretionary marketing expenses and $0.2 million decrease in compensation related costs, primarily related to lower headcount and bonus expense.

General and Administrative Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
General and administrative	$8,453	$9,109	$(656)	(7)%
Percentage of revenue	21.9%	24.6%

General and administrative expenses decreased $0.7 million, or 7% from the prior year. The decrease was driven by a $0.6 million decrease in compensation expense, primarily related to lower headcount and bonus expense.

Depreciation

	Three Months Ended June 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Depreciation	$4,162	$4,228	$(66)	(2)%
Percentage of revenue	10.8%	11.4%
Depreciation expense decreased $0.1 million, or 2%, compared to the same period in 2022. The decrease was driven by the timing of assets being placed into service.

Restructuring

	Three Months Ended June 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Restructuring	$2,115	$—	$2,115	n/a
Percentage of revenue	5.5%	—%
During the three months ended June 30, 2023, the Company recorded restructuring charges of $2.1 million as part of an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%. There were no restructuring charges during the three months ended June 30, 2022.

Operating Income

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2023	2022
	(in thousands, except percentages)
Revenue	$38,538	$37,057	$1,481	4%
Operating income (loss)	(29)	905	(934)	(103)%
Operating margin	(0.1)%	2.4%
Operating income (loss) for the three months ended June 30, 2023 was approximately zero compared to operating income of $0.9 million, a positive margin of 2.4%, for the same period in 2022, a decrease of $0.9 million. The decrease in operating income and percentage margin was primarily driven by the restructuring charges, as discussed above.

Income from Equity Method Investment

	Three Months Ended June 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Income from equity method investment	$104	$361	$(257)	(71)%
Percentage of revenue	0.3%	1.0%

During the three month periods ended June 30, 2023 and 2022, the Company recorded $0.1 million and $0.4 million, respectively, of income related to its proportionate share of eFinancialCareer's net income. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See note 7 for additional information.

Gain on Investment

	Three Months Ended June 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Gain on Investment	$—	$320	$(320)	(100)%
Percentage of revenue	—%	0.9%

During the three months ended June 30, 2022, the Company recognized a $0.3 million gain from the sale of its 40% common share interest in Rigzone. See note 7 for additional information.

Interest Expense and Other

	Three Months Ended June 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Interest expense and other	$879	$298	$581	195%
Percentage of revenue	2.3%	0.8%
Interest expense and other increased from the prior year, primarily due to higher debt outstanding on our revolving credit facility during the current period and higher interest rates.

Income Taxes

	Three Months Ended June 30,
	2023	2022
	(in thousands, except percentages)
Income (loss) before income taxes	$(804)	$1,288
Income tax benefit	(677)	(162)
Effective tax rate	84.2%	(12.6)%

Our effective tax rate for the three months ended June 30, 2023, differed from the U.S. statutory rate due to a tax benefit of $0.4 million from research tax credits. The tax rate for the three months ended June 30, 2022, differed from the statutory rate due to tax benefits of $0.2 million from the vesting of share-based compensation awards, $0.1 million from research tax credits, and $0.1 million from the release of a valuation allowance on our capital loss carryforward.

Earnings per Share

	Three Months Ended June 30,
	2023	2022
	(in thousands, except per share amounts)
Net Income (loss)	$(127)	$1,450

Weighted-average shares outstanding - basic	43,460	44,682
Weighted-average shares outstanding - diluted	43,460	46,961

Diluted earnings per share	$—	$0.03

Diluted earnings per share was zero and $0.03 for the three months ended June 30, 2023 and 2022, respectively. The decrease was primarily driven by the restructuring charges, as discussed above.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenue

	Six Months Ended June 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Tech-focused
Dice (1)	$53,182	$51,457	$1,725	3%
ClearanceJobs	23,976	19,934	4,042	20%
Total revenue	$77,158	$71,391	$5,767	8%

(1) Includes Dice U.S. and Career Events

We experienced an increase in revenue of $5.8 million, or 8%. Revenue at Dice increased by $1.7 million, or 3%, compared to the prior year as bookings performance in 2022 delivered revenue in the first half of 2023 while macroeconomic conditions in the first half of 2023 have driven lower new business activity and lower activity with Dice's non-annual products. Revenue at ClearanceJobs increased by $4.0 million, or 20%, as compared to the prior year, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.
Cost of Revenue

	Six Months Ended June 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Cost of revenue	$9,868	$8,280	$1,589	19%
Percentage of revenue	12.8%	11.6%

Cost of revenue increased $1.6 million, or 19%, driven by an increase of $1.2 million from higher compensation related costs, primarily from higher headcount. Operational costs, including amortization of cloud computing, increased by $0.3 million.

Product Development Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Product development	$8,852	$8,302	$550	7%
Percentage of revenue	11.5%	11.6%

Product development increased $0.6 million, or 7%, driven primarily by an increase of $0.6 million from higher compensation related costs.

Sales and Marketing Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Sales and marketing	$30,783	$28,215	$2,568	9%
Percentage of revenue	39.9%	39.5%

Sales and marketing expenses increased $2.6 million, or 9% from the prior year. The increase was driven by a $2.7 million increase in compensation related costs, including higher headcount during the periods and an increase in the amortization of capitalized contract costs as commissions from the strong bookings performance during 2022 increased the amortization of capitalized contract costs during the current period. Also contributing to the increase was a $0.5 million increase in operational costs, including consulting, travel and entertainment, and company events. These increases were partially offset by a $0.6 million decrease in discretionary marketing expenses.

General and Administrative Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
General and administrative	$16,661	$16,875	$(214)	(1)%
Percentage of revenue	21.6%	23.6%

General and administrative costs decreased $0.2 million, or 1%, from the prior year. The decrease was driven by a $0.7 million decrease in compensation related costs, primarily due to lower bonus expense in the current period. The decrease was partially offset by an increase in stock-based compensation of $0.5 million, which is driven by strong performance of the 2022 performance-based restricted stock units.
Depreciation

	Six Months Ended June 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Depreciation	$8,335	$8,186	$149	2%
Percentage of revenue	10.8%	11.5%
Depreciation expense increased $0.1 million, or 2%, from the prior year in connection with increasing capitalized development costs throughout 2022 and projects being placed into service driving higher depreciation in 2023.
Restructuring

	Six Months Ended June 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Restructuring	$2,115	$—	$2,115	n/a
Percentage of revenue	2.7%	—%

During the six months ended June 30, 2023, the Company recorded restructuring charges of $2.1 million as part of an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%. There were no restructuring charges during the six months ended June 30, 2022.

Operating Income

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2023	2022
	(in thousands, except percentages)
Revenue	$77,158	$71,391	$5,767	8%
Operating income	544	1,533	(989)	(65)%
Operating margin	0.7%	2.1%

Operating income for the six months ended June 30, 2023 was $0.5 million, a positive margin of 0.7%, compared to operating income of $1.5 million, a positive margin of 2.1%, for the same period in 2022, a decrease of $1.0 million. The decrease in operating income and lower percentage margin was driven by the restructuring charges, as discussed above.
Income from Equity Method Investment

	Six Months Ended June 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Income from equity method investment	$275	$516	$(241)	(47)%
Percentage of revenue	0.4%	0.7%
During the six month periods ended June 30, 2023 and 2022, the Company recorded $0.3 million and $0.5 million, respectively, of income related to its proportionate share of eFC's net income. The Company records its proportionate share of eFC's net income three months in arrears. See note 7 for additional information.

Gain on Investment

	Six Months Ended June 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Gain on investment	$—	$320	$(320)	(100)%
Percentage of revenue	—%	0.4%

During the six months ended June 30, 2022, the Company recognized a $0.3 million gain from the sale of its 40% common share interest in Rigzone. See note 7 for additional information.

Interest Expense and Other

	Six Months Ended June 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Interest expense and other	$1,677	$543	$1,134	209%
Percentage of revenue	2.2%	0.8%
Interest expense and other increased $1.1 million, or 209%, compared to the same period in 2022, due to higher debt outstanding on our revolving credit facility during the current period and higher interest rates.

Income Taxes

	Six Months Ended June 30,
	2023	2022
	(in thousands, except percentages)
Income (loss) before income taxes	$(858)	$1,826
Income tax benefit	(1,191)	(925)
Effective tax rate	138.8%	(50.7)%

Our effective tax rate for the six months ended June 30, 2023, differed from the U.S. statutory rate due to tax benefits of $0.4 million from the vesting of share-based compensation awards and $0.4 million from research tax credits. The tax rate for the six months ended June 30, 2022, differed from the statutory rate due to tax benefits of $1.0 million from the vesting of share-based compensation awards, $0.1 million from research tax credits, and $0.1 million from the release of a valuation allowance on our capital loss carryforward.

Earnings (Loss) per Share

	Six Months Ended June 30,
	2023	2022
	(in thousands, except per share amounts)
Net income	$333	$2,751

Weighted-average shares outstanding - basic	43,672	44,692
Weighted-average shares outstanding - diluted	44,682	46,977

Diluted earnings per share	$0.01	$0.06

Diluted earnings per share were $0.01 and $0.06 for the six months ended June 30, 2023 and 2022, respectively. The current year earnings per share was driven by lower operating income, primarily driven by the restructuring charges, as discussed above and an increase in interest expense in the current period.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management to measure operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin as performance measures for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses these measures to calculate amounts of performance-based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, and items such as non-cash stock-based compensation expense, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain write-offs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, losses from equity method investments, transaction costs in connection with the credit agreement, deferred revenue written off in connection with acquisition purchase accounting adjustments, write-off of non-cash stock-based compensation expense, severance and retention costs related to dispositions and reorganizations of the Company, restructuring charges and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, including income from equity method investments, interest income, business interruption insurance proceeds, and any income or gain resulting from certain dispositions outside the ordinary course of business, including prior positive operating results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.
Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by revenue.
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
A reconciliation of Adjusted EBITDA for the six months ended June 30, 2023 and 2022 follows (in thousands):

	Six Months Ended June 30,
	Dollars
	2023	2022
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$333	$2,751
Interest expense	1,677	543
Income tax benefit	(1,191)	(925)
Depreciation	8,335	8,186
Non-cash stock-based compensation	5,284	4,691
Income from equity method investment	(275)	(516)
Gain on investment	—	(320)
Severance and related costs	521	323
Restructuring	2,115	—
Adjusted EBITDA	$16,799	$14,733

Reconciliation of cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$8,077	$19,448
Interest expense	1,677	543
Amortization of deferred financing costs	(72)	(73)
Income tax benefit	(1,191)	(925)
Deferred income taxes	2,075	3,092
Change in accrual for unrecognized tax benefits	(303)	(194)
Change in accounts receivable	(1,837)	(43)
Change in deferred revenue	(2,570)	(7,998)
Severance and related costs	521	323
Restructuring	2,115	—
Changes in working capital and other	8,307	560
Adjusted EBITDA	$16,799	$14,733

A reconciliation of Adjusted EBITDA Margin for the six months ended June 30, 2023 and 2022 follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Revenue	$77,158	$71,391

Net income	$333	$2,751
Net income margin(1)	—%	4%

Adjusted EBITDA	$16,799	$14,733
Adjusted EBITDA Margin(1)	22%	21%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenue.

Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the six months ended June 30, 2023 and 2022 follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash from operating activities	$8,077	$19,448
Cash used in investing activities	$(9,221)	$(8,210)
Cash from (used in) financing activities	$862	$(9,163)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At June 30, 2023, we had cash of $2.7 million compared to $3.0 million at December 31, 2022.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $57.0 million in borrowing capacity under our $100.0 million Credit Agreement, as defined below, at June 30, 2023, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, gain or impairments on investments, and the effect of changes in working capital. Net cash flows from operating activities were $8.1 million and $19.4 million for the six-month periods ended June 30, 2023 and 2022, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2023 period decreased $11.4 million compared to the same period of 2022 due to higher overall headcount, the timing of bonus payments, and the timing of payments to vendors and billings to and cash collections from our customers.

Investing Activities

Cash used in investing activities during the six-month period ended June 30, 2023 was $9.2 million compared to $8.2 million used in the same period of 2022. Cash used in investing activities in the six-month period ended June 30, 2023 increased from comparable 2022 period due to higher purchases of fixed assets, which is primarily comprised of capitalized development costs, as the Company continues to invest in its products.

Financing Activities

Cash from financing activities during the six-month ended June 30, 2023 was $0.9 million and was driven by $13.0 million of net proceeds on long-term debt, partially offset by $12.1 million, net, related to share repurchases. Cash used in financing activities during the six-month period ended June 30, 2022 was $9.2 million and was driven by $15.8 million related to share repurchases and $0.5 million of financing costs paid related to the Company's Credit Agreement, partially offset by $7.0 million of net proceeds on long-term debt.

Financing and Capital Requirements

Credit Agreement

We have a $100 million revolving credit facility, which matures June 2027, with $43.0 million of borrowings on the facility at June 30, 2023, leaving $57.0 million available for future borrowings, subject to the terms of the Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 7.52% (the rate in effect on June 30, 2023) on our current borrowings, interest payments are expected to be $1.6 million from July 1, 2023 to December 31, 2023, $3.2 million in each of 2024, 2025 and 2026 and $1.6 million in 2027. The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of June 30, 2023, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the notes to the condensed consolidated financial statements and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to eight years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of June 30, 2023, the value of our lease right-of-use asset was $5.6 million and the value of our lease liability was $7.5 million. See note 6 to the condensed consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of June 30, 2023, we recorded approximately $1.1 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2023 are $1.1 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Board previously approved a stock repurchase program that permits the Company to repurchase its common stock. As of June 30, 2023, the value of shares available to be purchased under the current plan was $4.8 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See note 12 of the notes to the condensed consolidated financial statements for further information.

We anticipate capital expenditures for the year ending December 31, 2023 to be approximately $21 million to $23 million. The increase over prior periods is due to the additional investments in the development of new products and features and leasehold improvements. We intend to use operating cash flows to fund capital expenditures.

Cyclicality

The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that online career websites and marketplaces continue to provide economic and strategic value to the labor market and industries that we serve.

Any slowdown in recruitment activity that occurs could negatively impact our revenue and results of operations. For instance, the COVID-19 pandemic resulted in a slowdown of recruiting activity in 2020, which negatively impacted our business. Alternatively, a decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and database licenses and have a positive impact on our revenue and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our recruitment services and the impact to our revenue due to the recognition of revenue occurring over the length of the contract, which can be several months to over a year.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the SOFR or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, as determined by our most recent consolidated leverage ratio. As of June 30, 2023, we had outstanding borrowings of $43.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would have increased our interest expense for the three and six month periods ended June 30, 2023 by approximately $0.1 million and $0.2 million, respectively.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 11 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of August 2, 2023, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The following tables reflect purchases of the Company's common stock pursuant to the Company's stock repurchase plans and reflect the related stock repurchase plans, both of which were approved by the Board:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2023	496,680	$3.81	472,146	$6,386,242
May 1 through May 31, 2023	416,025	$3.54	416,025	$4,914,161
June 1 through June 30, 2023	32,298	$3.83	30,571	$4,796,796
Total	945,003		918,742
(1) Total number of shares purchased includes 0.9 million shares purchased under our stock repurchase plans described above and approximately 26,000 shares withheld to satisfy employee income tax obligations upon the vesting of restricted stock awards.
(2) Average price paid per share includes costs associated with the repurchases.
(3) Total number of shares purchased as part of publicly announced plans or programs includes shares purchased under our stock repurchase plans described above. As noted above, the stock repurchase plans approved by the Board are presented in the table immediately following.

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

Item 5.    Other Information

On June 12, 2023, Kathleen Swann, one of our directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 11,733 shares of our common stock from May 14, 2024 until December 31, 2024.

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
10.1+
DHI Group, Inc. 2022 Omnibus Equity Award Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on April 28, 2023.

10.2+
General Release, dated as of May 17, 2023, between DHI Group, Inc. and Chris Henderson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33584) filed on May 19, 2023.

10.3*+	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the DHI Group, Inc. 2022 Omnibus Equity Award Plan, as Amended and Restated.
10.4*+	Form of Restricted Stock Award Agreement pursuant to the DHI Group, Inc. 2022 Omnibus Equity Award Plan, as Amended and Restated.
10.5*+	Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to the DHI Group, Inc. 2022 Omnibus Equity Award Plan, as Amended and Restated.
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Kevin Bostick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith
+	Identifies a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	August 2, 2023	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President and Chief Executive Officer
(Principal Executive Officer)

/S/ Kevin Bostick
Kevin Bostick Chief Financial Officer
(Principal Financial Officer)