Form 10-Q
period 2023-09-30
DHI GROUP, INC.
filed 2023-11-01
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 27, 2023, there were 46,817,871 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2023 and 2022
	Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2023 and 2022
	Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended September 30, 2023 and 2022
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2023 and 2022
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	36

Item 5.	Other Information	38

Item 6.	Exhibits	39

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$3,724	$3,006
Accounts receivable, net of allowance for doubtful accounts of $1,272 and $1,374	18,591	20,494
Prepaid and other current assets	4,791	4,294
Total current assets	27,106	27,794
Fixed assets, net	23,376	21,252
Capitalized contract costs	6,404	9,677
Operating lease right-of-use assets	5,096	6,581
Investments	1,857	5,646
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	3,998	3,854
Total assets	$219,737	$226,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,731	$23,818
Deferred revenue	48,331	50,121
Income taxes payable	107	34
Operating lease liabilities	969	105
Total current liabilities	65,138	74,078
Deferred revenue	513	743
Operating lease liabilities	6,997	8,428
Long-term debt	40,000	30,000
Deferred income taxes	2,336	5,515
Accrual for unrecognized tax benefits	1,157	769
Other long-term liabilities	508	932
Total liabilities	116,649	120,465
Commitments and Contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 78,569 and 76,442 shares, respectively; outstanding: 46,689 and 47,367 shares, respectively	787	766
Additional paid-in capital	259,481	251,632
Accumulated other comprehensive loss	(70)	(481)
Accumulated earnings	30,080	28,405
Treasury stock, 31,880 and 29,075 shares, respectively	(187,190)	(174,083)
Total stockholders’ equity	103,088	106,239
Total liabilities and stockholders’ equity	$219,737	$226,704
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$37,433	$38,527	$114,591	$109,918

Operating expenses:
Cost of revenue	4,971	4,561	14,839	12,841
Product development	4,432	4,680	13,284	12,982
Sales and marketing	14,036	14,992	44,819	43,207
General and administrative	7,210	8,668	23,871	25,543
Depreciation	4,241	4,408	12,576	12,594
Restructuring	302	—	2,417	—
Total operating expenses	35,192	37,309	111,806	107,167
Operating income	2,241	1,218	2,785	2,751
Income from equity method investment	153	591	428	1,107
Gain on sale of investments	614	—	614	320
Impairment of investment	(300)	(2,300)	(300)	(2,300)
Interest expense and other	(939)	(447)	(2,616)	(990)
Income (loss) before income taxes	1,769	(938)	911	888
Income tax expense (benefit)	759	(12)	(432)	(937)
Net income (loss)	$1,010	$(926)	$1,343	$1,825

Basic earnings (loss) per share	$0.02	$(0.02)	$0.03	$0.04
Diluted earnings (loss) per share	$0.02	$(0.02)	$0.03	$0.04

Weighted-average basic shares outstanding	43,405	44,190	43,582	44,503
Weighted-average diluted shares outstanding	44,324	44,190	44,579	46,711
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,010	$(926)	$1,343	$1,825

Other comprehensive income (loss):
Foreign currency translation adjustment	55	(200)	211	(250)
Cumulative translation adjustments reclassified to the Statements of Operations	200	—	200	—
Total other comprehensive income (loss)	255	(200)	411	(250)
Comprehensive income (loss)	$1,265	$(1,126)	$1,754	$1,575
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2022	—	$—	76,442	$766	$251,632	29,075	$(174,083)	$28,405	$(481)	$106,239
Net income								460		460
Other comprehensive income - translation adjustments									150	150
Stock-based compensation					2,887					2,887
Restricted stock issued			1,107	11	(11)					—
Performance-Based Restricted Stock Units eligible to vest			1,288	13	(13)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(4)	—	—	386	(2,278)			(2,278)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	512	(3,017)			(3,017)
Purchase of treasury stock under stock repurchase plan						743	(3,521)			(3,521)
Cumulative-effect of new accounting principle (See Note 2)								332		332
Balance at March 31, 2023	—	$—	78,833	$790	$254,495	30,716	$(182,899)	$29,197	$(331)	$101,252
Net loss								(127)		(127)
Other comprehensive income - translation adjustments									6	6
Stock-based compensation					2,667					2,667
Restricted stock issued			176	2	(2)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(183)	(2)	2	26	(95)			(95)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(110)	(1)	1	—	—			—
Purchase of treasury stock under stock repurchase plan						919	(3,375)			(3,375)
Issuance of common stock upon ESPP purchase			45	—	148					148
Balance at June 30, 2023	—	$—	78,761	$789	$257,311	31,661	$(186,369)	$29,070	$(325)	$100,476
Net income								1,010		1,010
Other comprehensive income - translation adjustments									55	55
Stock-based compensation					2,168					2,168
Restricted stock issued			307	3	(3)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(289)	(3)	3	135	(501)			(501)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(210)	(2)	2	84	(320)			(320)
Cumulative translation adjustments reclassified to the Statements of Operations									200	200
Balance at September 30, 2023	—	$—	78,569	$787	$259,481	31,880	$(187,190)	$30,080	$(70)	$103,088

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2021	—	$—	73,584	$738	$241,854	24,828	$(150,398)	$24,229	$(61)	$116,362
Net income								1,301		1,301
Other comprehensive income - translation adjustments									8	8
Stock-based compensation					2,235					2,235
Restricted stock issued			932	9	(9)					—
Performance-Based Restricted Stock Units eligible to vest			1,773	17	(17)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(82)	(1)	1	417	(2,309)			(2,309)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(93)	(1)	1	356	(1,893)			(1,893)
Purchase of treasury stock under stock repurchase plan						1,302	(7,499)			(7,499)
Balance at March 31, 2022	—	$—	76,114	$762	$244,065	26,903	$(162,099)	$25,530	$(53)	$108,205
Net income								1,450		1,450
Other comprehensive loss - translation adjustments									(58)	(58)
Stock-based compensation					2,456					2,456
Restricted stock forfeited or withheld to satisfy tax obligations			(26)	(1)	—	59	(348)			(349)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	5	(22)			(22)
Purchase of treasury stock under stock repurchase plan						625	(3,701)			(3,701)
Issuance of common stock upon ESPP purchase			29	—	124					124
Balance at June 30, 2022	—	$—	76,117	$761	$246,645	27,592	$(166,170)	$26,980	$(111)	$108,105
Net loss								(926)		(926)
Other comprehensive loss - translation adjustments									(200)	(200)
Stock-based compensation					2,497					2,497
Restricted stock issued			294	3	(3)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(8)	—	—	88	(379)			(379)
Purchase of treasury stock under stock repurchase plan						720	(3,763)			(3,763)
Balance at September 30, 2022	—	$—	76,403	$764	$249,139	28,400	$(170,312)	$26,054	$(311)	$105,334
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from (used in) operating activities:
Net income	$1,343	$1,825
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	12,576	12,594
Deferred income taxes	(3,179)	(3,682)
Amortization of deferred financing costs	109	110
Stock-based compensation	7,722	7,188
Income from equity method investment	(428)	(1,107)
Gain on sale of investments	(614)	(320)
Change in accrual for unrecognized tax benefits	388	208
Impairment of investment	300	2,300
Changes in operating assets and liabilities:
Accounts receivable	2,236	(476)
Prepaid expenses and other assets	(750)	(547)
Capitalized contract costs	3,273	410
Accounts payable and accrued expenses	(7,799)	3,807
Income taxes receivable/payable	73	735
Deferred revenue	(2,020)	6,106
Other, net	494	(465)
Net cash flows from operating activities	13,724	28,686
Cash flows from (used in) investing activities:
Cash received from sale of investments	4,941	320
Purchases of fixed assets	(14,988)	(13,393)
Net cash flows used in investing activities	(10,047)	(13,073)
Cash flows from (used in) financing activities:
Payments on long-term debt	(23,000)	(8,000)
Proceeds from long-term debt	33,000	15,000
Financing costs paid	—	(515)
Payments under stock repurchase plan	(6,896)	(14,963)
Purchase of treasury stock related to vested restricted and performance stock units	(6,211)	(4,951)
Proceeds from issuance of common stock through ESPP	148	124
Net cash flows used in financing activities	(2,959)	(13,305)
Net change in cash for the period	718	2,308
Cash, beginning of period	3,006	1,540
Cash, end of period	$3,724	$3,848

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we," "our" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”). Operating results for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results to be achieved for the full year.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the nine-month period ended September 30, 2023.

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

Disaggregation of Revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dice(1)	$24,770	$27,342	$77,952	$78,799
ClearanceJobs	12,663	11,185	36,639	31,119
Total	$37,433	$38,527	$114,591	$109,918

(1) Includes Dice and Career Events

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of September 30, 2023	As of December 31, 2022

Receivables	$18,591	$20,494
Short-term contract liabilities (deferred revenue)	48,331	50,121
Long-term contract liabilities (deferred revenue)	513	743

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized the following revenue as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$26,958	$26,783	$44,660	$41,387

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2023	2024	2025	2026	Total
Tech-focused	$26,438	$22,136	$249	$21	$48,844

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

5.    RESTRUCTURING

In May 2023, the Company announced an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%. As a result of the restructuring, the Company recognized a charge of $0.3 million and $2.4 million, respectively, for the three and nine-month periods ended September 30, 2023 consisting of $0.1 million and $1.9 million, respectively, of employee severance costs, of which $0.9 million and $1.4 million, respectively, was paid during the periods, and $0.2 million and $0.5 million, respectively, of stock-based compensation related to the acceleration of restricted stock and performance-based restricted stock units. There was no restructuring in 2022.

6.   LEASES

The Company has operating leases for corporate office space and certain equipment. The leases have original terms from one year to eleven years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any lease agreements with related parties.

The components of lease cost were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost(1)	$352	$592	$1,530	$1,636
Sublease income	(25)	(190)	(324)	(440)
Total lease cost	$327	$402	$1,206	$1,196

(1) Includes short-term lease costs and variable lease costs, which are immaterial.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,832	$675

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	September 30, 2023	December 31, 2022
Operating lease right-of-use-assets	$5,096	$6,581

Operating lease liabilities - current	1,984	2,231
Less: tenant improvement allowance	(1,015)	(2,126)
Operating lease liabilities - current (as reported)	969	105
Operating lease liabilities - non-current (as reported)	6,997	8,428
Total operating lease liabilities	$7,966	$8,533

Weighted Average Remaining Lease Term (in years)
Operating leases	6.1	5.8

Weighted Average Discount Rate
Operating leases	4.5%	4.4%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the three and nine month periods ended September 30, 2023 and 2022.

As of September 30, 2023, future operating lease payments were as follows (in thousands):

Operating Leases
October 1, 2023 through December 31, 2023	$478
2024	2,287
2025	2,421
2026	1,476
2027	578
2028 and thereafter	3,316
Total lease payments	$10,556
Less: imputed interest	(1,575)
Less: tenant improvement allowance	(1,015)
Total	$7,966

As of September 30, 2023 the Company has no additional operating or finance leases that have not yet commenced.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS

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

On September 20, 2022, a Qualified Financing occurred and the Note was converted into preferred shares representing 4.9% of the outstanding equity in the underlying business, on a fully-diluted basis. The Company's preferred shares are substantially similar to shares purchased by a third party investor in the Qualified Financing that resulted in such investor becoming the majority owner of the business, holding 50.5% of the outstanding equity in the business, on a fully-diluted basis. Therefore, the Company's shares in the business were recorded at fair value based on the price per share realized in the Qualified Financing. At September 30, 2022, the Company valued the investment at $0.7 million, and accordingly, recognized an impairment loss during the three month period ended September 30, 2022 of $2.3 million. During the nine month period ended September 30, 2023, the majority investor purchased additional shares of the business as was contemplated in, and at the same price as, in the Qualified Financing and additional equity based compensation was issued to the investment's management team. As a result, the majority investor's ownership was reduced to 44.8% and the Company's ownership was reduced to 4.1%, both on a fully-diluted basis, as of September 30, 2023.

During the three month period ended September 30, 2023, the investment's financial position deteriorated. To meet its financial obligations, the investment issued convertible debt (the "Convertible Debt") at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to $0.4 million and accordingly, recognized an impairment loss of $0.3 million during the three month period ended September 30, 2023.

The Company has elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of September 30, 2023, subsequent to the issuance of the Convertible Debt, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at the value indicated by the Convertible Debt as of September 30, 2023, as described above.
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

On June 30, 2021, the Company transferred majority ownership and control of its eFinancialCareers ("eFC") business to eFC's management, while retaining a 40% common share interest with zero proceeds received from the transfer. The Company incurred approximately $0.1 million in selling costs and recognized a $30.2 million loss on the transfer in the second quarter of 2021, which included a $28.1 million charge related to accumulated foreign currency loss that was previously a reduction to equity. During the three month period ended September 30, 2023, the Company sold a portion of its ownership in eFC reducing its total interest in eFC from 40% to 10%. As a result of the sale, the Company received cash of $4.9 million and recognized a $0.6 million gain, which included a $0.2 million charge related to accumulated foreign currency loss that was previously a reduction to equity.

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology,

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC is amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Accordingly, the Company recorded amortization of $0.1 million for the three and nine month periods ended September 30, 2023. There was no amortization recorded during the three and nine month periods ended September 30, 2022 because it was not material. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. The Company recorded income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference, of $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2023, respectively, and recorded $0.6 million and $1.1 million for the three and nine month periods ended September 30, 2022, respectively.

At September 30, 2023, the Company held preferred stock representing a 7.3% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of September 30, 2023 and December 31, 2022. The Company recorded no gain or loss related to the investment during the three and nine month periods ended September 30, 2023 and 2022.

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

As of September 30, 2023 and December 31, 2022, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. No impairment was recorded during the three and nine month periods ended September 30, 2023 and 2022.

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

9.   GOODWILL

Goodwill as of September 30, 2023 and December 31, 2022, which was allocated to the Tech-focused reporting unit, was $128.1 million.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. Borrowings in U.S. dollars as of September 30, 2023 and December 31, 2022 were $40 million and $30 million, respectively. There were no borrowings in pounds sterling as of September 30, 2023 and December 31, 2022. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of customary events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2023, the Company was in compliance with all of the financial covenants under the Credit Agreement.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amounts borrowed as of September 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Long-term debt under revolving credit facility(1)	$40,000	$30,000

Available to be borrowed under revolving facility(2)	$60,000	$70,000

Interest rates:
SOFR rate loans:
Interest margin(3)	2.35%	2.35%
Actual interest rates(4)	7.67%	6.67%

Commitment fee	0.40%	0.40%

(1) In connection with the Credit Agreement, during the three months ended September 30, 2023, the Company had deferred financing costs of $0.7 million recorded in other assets on the condensed consolidated balance sheets. Accumulated amortization as of September 30, 2023 was $0.2 million.

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

As of September 30, 2023 the value of shares that may yet be purchased under the current plan was $4.8 million.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares repurchased	—	719,777	1,661,278	2,647,072
Average purchase price per share(1)	$—	$5.25	$4.17	$5.67
Dollar value of shares repurchased (in thousands)(1)	$—	$3,777	$6,928	$15,016
(1) Average price paid per share and dollar value of shares repurchased include costs associated with the repurchases.

There were 20,020 unsettled share repurchases as of September 30, 2022 and none as of September 30, 2023.

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

Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares repurchased upon restricted stock/PSU vesting	218,432	76,180	1,143,583	913,609
Average purchase price per share	$3.76	$4.98	$5.43	$5.42
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$821	$379	$6,211	$4,951
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company recorded total stock-based compensation expense of $2.2 million and $7.7 million during the three and nine month periods ended September 30, 2023, respectively, and $2.5 million and $7.2 million during the three and nine month periods ended September 30, 2022, respectively. At September 30, 2023, there was $11.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

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

A summary of the status of restricted stock awards as of September 30, 2023 and 2022 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,574,925	$4.82	2,686,073	$3.77
Granted	307,174	$3.57	288,831	$4.98
Forfeited	(289,002)	$5.45	(8,000)	$5.17
Vested	(360,325)	$4.09	(239,502)	$3.48
Non-vested at end of period	2,232,772	$4.69	2,727,402	$3.92
Expected to vest	2,232,772	$4.69	2,727,402	$3.92

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,639,286	$3.96	3,371,832	$2.80
Granted	1,590,172	$5.17	1,221,331	$5.12
Forfeited	(475,681)	$5.24	(116,716)	$3.32
Vested	(1,521,005)	$3.76	(1,749,045)	$2.66
Non-vested at end of period	2,232,772	$4.69	2,727,402	$3.92
Expected to vest	2,232,772	$4.69	2,727,402	$3.92

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period.

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of September 30, 2023 and 2022 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,045,427	$4.78	2,110,496	$3.48
Granted	55,128	$3.56	—	$—
Forfeited	(429,685)	$5.28	—	$—
Vested	(182,776)	$3.77	—	$—
Non-vested at end of period	1,488,094	$4.71	2,110,496	$3.48
Expected to vest	1,488,094	$4.71	2,110,496	$3.48

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,086,932	$3.48	1,593,775	$2.62
Granted(1)	1,412,715	$5.54	1,553,332	$3.77
Forfeited	(592,703)	$5.14	(93,341)	$2.40
Vested	(1,418,850)	$3.54	(943,270)	$2.61
Non-vested at end of period	1,488,094	$4.71	2,110,496	$3.48
Expected to vest	1,488,094	$4.71	2,110,496	$3.48

(1) PSUs granted includes 587,587 additional PSUs granted during the first quarter of 2023 related to the bookings achievement for the performance period ended December 31, 2022. PSUs granted includes 853,332 additional PSUs granted during the first quarter of 2022 related to the bookings achievement for the performance period ended December 31, 2021.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. No shares were issued during the three months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, 45,374 and 29,253 shares, respectively, were issued under the plan.

14. INCOME TAXES

The Company’s effective tax rate was 43% and (47)% for the three and nine months ended September 30, 2023, respectively, and 1% and (106)% for the three and nine months ended September 30, 2022, respectively. The following items caused the effective tax rate to differ from the U.S. statutory rate:

•Tax benefits of $0.4 million during the nine months ended September 30, 2023, and $0.1 million and $1.1 million during the three and nine months ended September 30, 2022, respectively, from the vesting of share-based compensation awards.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Tax benefits of $0.4 million during the nine months ended September 30, 2023, and $0.1 million during the three months ended September 30, 2022, from research tax credits.
•Tax expense of $0.1 million during the three months ended September 30, 2023, from deduction limitations on executive compensation.
•Tax expense of $0.1 million and $0.5 million during the three months ended September 30, 2023 and 2022, respectively, from a valuation allowance related to the impairment of an investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$1,010	$(926)	$1,343	$1,825

Weighted-average shares outstanding—basic	43,405	44,190	43,582	44,503
Add shares issuable from stock-based awards(1)	919	—	997	2,208
Weighted-average shares outstanding—diluted	44,324	44,190	44,579	46,711

Basic earnings (loss) per share	$0.02	$(0.02)	$0.03	$0.04
Diluted earnings (loss) per share	$0.02	$(0.02)	$0.03	$0.04

Shares excluded from the calculation of diluted earnings per share(2)	1,961	—	2,217	1,058

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

Recent Developments

Director Appointment

On July 26, 2023, Joseph Massaquoi, Jr. was appointed as a member of the Board of Directors of the Company and a member of the Audit Committee.

Chief Financial Officer Transition

On August 7, 2023, Kevin Bostick resigned from his position as the Chief Financial Officer of the Company, effective September 1, 2023. Mr. Bostick will continue to serve the Company through December 31, 2023 in order to help support a transition. Accordingly, on August 28, 2023 the Board of Directors of the Company appointed Art Zeile, the Company’s current President and Chief Executive Officer, to also serve as Interim Chief Financial Officer while the Company searched for a permanent Chief Financial Officer.

On October 25, 2023, the Board of Directors of the Company appointed Raime Leeby Muhle, as the Company’s Chief Financial Officer, effective December 4, 2023. Ms. Leeby Muhle will have overall responsibility for the Company’s financial organization, including financial planning, accounting, financial reporting, investor relations, treasury, internal audit and tax matters.

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

	As of September 30,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2023	2022
Dice	5,752	6,409	(657)	(10)%
ClearanceJobs	2,054	2,030	24	1%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended September 30,				Nine months ended September 30,
	2023	2022	Increase	Percent Change	2023	2022	Increase	Percent Change
Dice	$15,531	$14,868	$663	4%	$15,578	$14,436	$1,142	8%
ClearanceJobs	$21,422	$19,308	$2,114	11%	$20,928	$18,816	$2,112	11%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

Dice had 5,752 recruitment package customers as of September 30, 2023, which was a decrease of 657, or 10%, and average annual revenue per recruitment package customer for Dice increased $663, or 4%, from the prior year quarter. The decrease in recruitment package customers was due to macroeconomic conditions causing customer counts to decline while the average annual revenue per recruitment package customer increased driven by strong retention rates as our larger recurring customers continue to renew with Dice. ClearanceJobs had 2,054 recruitment package customers as of September 30, 2023 compared to 2,030 as of September 30, 2022, an increase of 1%, and average annual revenue per recruitment package customer increased $2,114, or 11%, from the prior year quarter. The increases for ClearanceJobs were due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

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

		Comparison to Prior Year End			Comparison Year Over Year
	9/30/2023	12/31/2022	Increase (Decrease)	Percent Change	9/30/2022	Increase (Decrease)	Percent Change
Deferred Revenue	$48,844	$50,864	$(2,020)	(4)%	$52,252	$(3,408)	(7)%
Contractual commitments not invoiced	59,559	66,391	(6,832)	(10)%	50,610	8,949	18%
Backlog(1)	$108,403	$117,255	$(8,852)	(8)%	$102,862	$5,541	5%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at September 30, 2023 decreased $8.9 million from December 31, 2022 but increased $5.5 million from September 30, 2022. The decrease in backlog compared to December 31, 2022 is primarily due to macroeconomic conditions causing lower demand for the Company's services. The increase in backlog compared to September 30, 2022 is due to the Company's focus on signing multi-year contracts, partially offset by the macroeconomic conditions.

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

Product Releases
2023	2022
Dice Premium Enhanced Company Profile, Dice Remote and Company Preferences, Dice Invite To Apply, Dice Matchscore on Jobs, Dice Connections	Dice New Job Apply Flow, Dice TalentSearch Time Zone Search, Dice TalentSearch Auto Talent Alerts, Dice iOS App Messaging
ClearanceJobs Comments, ClearanceJobs Expressed Interest, ClearanceJobs Enhanced Employer Profile, ClearanceJobs Mobile App	ClearanceJobs Multi-Factor Authentication, ClearanceJobs Live Video, ClearanceJobs Scheduled Broadcast Messages

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

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenue

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2023	2022
	(in thousands, except percentages)

Dice(1)	$24,770	$27,342	$(2,572)	(9)%
ClearanceJobs	12,663	11,185	1,478	13%
Total revenue	$37,433	$38,527	$(1,094)	(3)%

(1) Includes Dice and Career Events
For the three months ended September 30, 2023, we experienced a decrease in revenue of $1.1 million, or 3%. Revenue at Dice decreased $2.6 million, or 9%, compared to the same period in 2022 due to macroeconomic conditions driving lower new business activity and lower activity with Dice's non-annual products. Revenues for ClearanceJobs increased $1.5 million, or 13%, as compared to the same period in 2022, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenue

	Three Months Ended September 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Cost of revenue	$4,971	$4,561	$410	9%
Percentage of revenue	13.3%	11.8%

Cost of revenue increased $0.4 million, or 9%, driven by an increase of $0.4 million from operational costs, including the amortization of cloud computing costs and software subscriptions.

Product Development Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Product development	$4,432	$4,680	$(248)	(5)%
Percentage of revenue	11.8%	12.1%
Product development expenses decreased $0.2 million, or 5% from the prior year. The decrease was driven by a $1.0 million reduction in compensation related costs, primarily related to lower headcount and bonus expense. These decreases were partially offset by lower capitalized labor of $0.7 million as compared to the prior year period, which increases operating expenses.

Sales and Marketing Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Sales and marketing	$14,036	$14,992	$(956)	(6)%
Percentage of revenue	37.5%	38.9%

Sales and marketing expenses decreased $1.0 million, or 6% from the prior year. This decrease was driven by a $0.8 million decrease in discretionary marketing expenses and a $0.5 million decrease in compensation related costs, primarily related to lower headcount and bonus expense. The decrease was partially offset by a $0.3 million increase in operational costs, primarily consulting.

General and Administrative Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
General and administrative	$7,210	$8,668	$(1,458)	(17)%
Percentage of revenue	19.3%	22.5%

General and administrative expenses decreased $1.5 million, or 17% from the prior year. The decrease was driven by a $0.8 million decrease in compensation related costs, primarily related to lower headcount and bonus expense, and $0.5 million decrease in stock-based compensation and a $0.2 million decrease in operational costs, including bad debt expense.

Depreciation

	Three Months Ended September 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Depreciation	$4,241	$4,408	$(167)	(4)%
Percentage of revenue	11.3%	11.4%
Depreciation expense decreased $0.2 million, or 4%, compared to the same period in 2022. The decrease was driven by the timing of assets being placed into service.

Restructuring

	Three Months Ended September 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Restructuring	$302	$—	$302	n/a
Percentage of revenue	0.8%	—%
During the three months ended September 30, 2023, the Company recorded restructuring charges of $0.3 million as part of an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring was announced in the second quarter of 2023 and included a reduction of the Company’s then-current workforce by approximately 10%. There were no restructuring charges during the three months ended September 30, 2022.

Operating Income

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2023	2022
	(in thousands, except percentages)
Revenue	$37,433	$38,527	$(1,094)	(3)%
Operating income	2,241	1,218	1,023	84%
Operating margin	6.0%	3.2%
Operating income for the three months ended September 30, 2023 was $2.2 million, a positive margin of 6.0%, compared to operating income of $1.2 million, a positive margin of 3.2%, for the same period in 2022, an increase of $1.0 million. The increase in operating income and percentage margin was primarily driven by lower operational costs during the quarter.

Income from Equity Method Investment

	Three Months Ended September 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Income from equity method investment	$153	$591	$(438)	(74)%
Percentage of revenue	0.4%	1.5%

During the three month periods ended September 30, 2023 and 2022, the Company recorded $0.2 million and $0.6 million, respectively, of income related to its proportionate share of eFinancialCareer's net income. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See note 7 for additional information.

Gain on Sale of Investment

	Three Months Ended September 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Gain on sale of investment	$614	$—	$614	n/a
Percentage of revenue	1.6%	—%

During the three months ended September 30, 2023, the Company recognized a $0.6 million gain from sale of a portion of its investment in eFinancialCareers. See note 7 for additional information.

Impairment of Investment

	Three Months Ended September 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Impairment of Investment	$300	$2,300	$(2,000)	(87)%
Percentage of revenue	0.8%	6.0%

During the three month periods ended September 30, 2023 and 2022, the Company recognized a $0.3 million and a $2.3 million, respectively, loss related to the impairment of an investment. See note 7 for additional information.

Interest Expense and Other

	Three Months Ended September 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Interest expense and other	$939	$447	$492	110%
Percentage of revenue	2.5%	1.2%

Interest expense and other of $0.9 million increased $0.5 million, or 110%, from the prior year, primarily due to higher debt outstanding on our revolving credit facility during the current period and higher interest rates.

Income Taxes

	Three Months Ended September 30,
	2023	2022
	(in thousands, except percentages)
Income (loss) before income taxes	$1,769	$(938)
Income tax expense (benefit)	759	(12)
Effective tax rate	42.9%	1.3%

Our effective tax rate for the three months ended September 30, 2023, differed from the U.S. statutory rate due to tax expense of $0.1 million from deduction limitations on executive compensation and $0.1 million from a valuation allowance related to the impairment of an investment. The tax rate for the three months ended September 30, 2022, differed from the statutory rate due to tax benefits of $0.1 million each from the vesting of share-based compensation awards and research tax credits, and due to tax expense of $0.5 million from a valuation allowance related to the impairment of an investment.

Earnings per Share

	Three Months Ended September 30,
	2023	2022
	(in thousands, except per share amounts)
Net Income (loss)	$1,010	$(926)

Weighted-average shares outstanding - basic	43,405	44,190
Weighted-average shares outstanding - diluted	44,324	44,190

Diluted earnings (loss) per share	$0.02	$(0.02)
Diluted earnings (loss) per share was $0.02 and $(0.02) for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by the gain on sale of investment and lower operational costs.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenue

	Nine Months Ended September 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Tech-focused
Dice (1)	$77,952	$78,799	$(847)	(1)%
ClearanceJobs	36,639	31,119	5,520	18%
Total revenue	$114,591	$109,918	$4,673	4%

(1) Includes Dice U.S. and Career Events

We experienced an increase in revenue of $4.7 million, or 4%. Revenue at Dice decreased by $0.8 million, or 1%, compared to the prior year as bookings performance in 2022 delivered revenue for Dice early in 2023 but macroeconomic conditions in the first nine months of 2023 have driven lower new business activity and lower activity with Dice's non-annual products. Revenue at ClearanceJobs increased by $5.5 million, or 18%, as compared to the prior year, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenue

	Nine Months Ended September 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Cost of revenue	$14,839	$12,841	$1,998	16%
Percentage of revenue	12.9%	11.7%

Cost of revenue increased $2.0 million, or 16%, driven by an increase of $1.1 million from higher compensation related costs and $0.9 million in operational costs, including the amortization of cloud computing costs and software subscriptions.
Product Development Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Product development	$13,284	$12,982	$302	2%
Percentage of revenue	11.6%	11.8%

Product development increased $0.3 million, or 2%, driven by a decrease of $0.4 million in compensation related costs, primarily related to lower headcount and bonus expense, which was offset by lower capitalized labor of $0.7 million as compared to the prior year period, which increases operating expenses.

Sales and Marketing Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Sales and marketing	$44,819	$43,207	$1,612	4%
Percentage of revenue	39.1%	39.3%

Sales and marketing expenses increased $1.6 million, or 4% from the prior year. The increase was driven by a $1.9 million increase in compensation related costs, including higher wages during the periods and an increase in the amortization of capitalized contract costs as commissions from the strong bookings performance during 2022 increased the amortization of capitalized contract costs during the current period. Also contributing to the increase was a $0.8 million increase in operational costs, primarily consulting. These increases were partially offset by a $1.4 million decrease in discretionary marketing expenses.

General and Administrative Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
General and administrative	$23,871	$25,543	$(1,672)	(7)%
Percentage of revenue	20.8%	23.2%

General and administrative costs decreased $1.7 million, or 7%, from the prior year. The decrease was driven by a $1.6 million decrease in compensation related costs, primarily due to lower bonus expense in the current period.
Depreciation

	Nine Months Ended September 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Depreciation	$12,576	$12,594	$(18)	—%
Percentage of revenue	11.0%	11.5%

Depreciation expense is consistent with the prior year.
Restructuring

	Nine Months Ended September 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Restructuring	$2,417	$—	$2,417	n/a
Percentage of revenue	2.1%	—%
During the nine months ended September 30, 2023, the Company recorded restructuring charges of $2.4 million as part of an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%. There were no restructuring charges during the nine months ended September 30, 2022.

Operating Income

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2023	2022
	(in thousands, except percentages)
Revenue	$114,591	$109,918	$4,673	4%
Operating income	2,785	2,751	34	1%
Operating margin	2.4%	2.5%

Operating income and margin were primarily flat year over year. Higher revenues during the nine month period ended September 30, 2023 was offset by higher operating expenses resulting in operating margin being approximately flat.
Income from Equity Method Investment

	Nine Months Ended September 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Income from equity method investment	$428	$1,107	$(679)	(61)%
Percentage of revenue	0.4%	1.0%

During the nine month periods ended September 30, 2023 and 2022, the Company recorded $0.4 million and $1.1 million, respectively, of income related to its proportionate share of eFinancialCareer's net income. The Company records its proportionate share of eFC's net income three months in arrears. See note 7 for additional information.

Gain on Sale of Investments

	Nine Months Ended September 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Gain on sale of investments	$614	$320	$294	92%
Percentage of revenue	0.5%	0.3%

During the nine month period ended September 30, 2023, the Company recognized a $0.6 million gain from a partial sale of its 40% common share interest in eFinancialCareers. During the nine month period ended September 30, 2022, the Company recognized a $0.3 million gain from the sale of its 40% common share interest in Rigzone. See note 7 for additional information.

Impairment of Investment

	Nine Months Ended September 30,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Impairment of investment	$300	$2,300	$(2,000)	(87)%
Percentage of revenue	0.3%	2.1%

During the nine month periods ended September 30, 2023 and 2022, the Company recognized a $0.3 million and $2.3 million, respectively, loss related to the impairment of an investment. See note 7 for additional information.

Interest Expense and Other

	Nine Months Ended September 30,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Interest expense and other	$2,616	$990	$1,626	164%
Percentage of revenue	2.3%	0.9%

Interest expense and other increased $1.6 million, or 164%, compared to the same period in 2022, due to higher debt outstanding on our revolving credit facility during the current period and higher interest rates.

Income Taxes

	Nine Months Ended September 30,
	2023	2022
	(in thousands, except percentages)
Income before income taxes	$911	$888
Income tax benefit	(432)	(937)
Effective tax rate	(47.4)%	(105.5)%

Our effective tax rate for the nine months ended September 30, 2023, differed from the U.S. statutory rate due to tax benefits of $0.4 million from the vesting of share-based compensation awards and $0.4 million from research tax credits. The tax rate for the nine months ended September 30, 2022, differed from the statutory rate due to tax benefits of $1.1 million from the vesting of share-based compensation awards.

Earnings (Loss) per Share

	Nine Months Ended September 30,
	2023	2022
	(in thousands, except per share amounts)
Net income	$1,343	$1,825

Weighted-average shares outstanding - basic	43,582	44,503
Weighted-average shares outstanding - diluted	44,579	46,711

Diluted earnings per share	$0.03	$0.04

Diluted earnings per share were $0.03 and $0.04 for the nine months ended September 30, 2023 and 2022, respectively. The lower current period earnings per share was driven by slightly lower net income, partially offset by lower diluted shares outstanding.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management to measure operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin as performance measures for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses these measures to calculate amounts of performance-based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, and items such as non-cash stock-based compensation expense, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain write-offs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, losses from equity method investments, transaction costs in connection with the credit agreement, deferred revenue written off in connection with acquisition purchase accounting adjustments, write-off of non-cash stock-based compensation expense, impairment of investment, severance and retention costs related to dispositions and reorganizations of the Company, restructuring charges and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, including income from equity method investments, interest income, business interruption insurance proceeds, and any income or gain resulting from certain dispositions outside the ordinary course of business, including prior positive operating results of those divested businesses, and gains related to legal claims that are unusual in nature or infrequent.
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
A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2023 and 2022 follows (in thousands):

	Nine Months Ended September 30,
	Dollars
	2023	2022
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$1,343	$1,825
Interest expense	2,616	990
Income tax benefit	(432)	(937)
Depreciation	12,576	12,594
Non-cash stock-based compensation	7,273	7,188
Income from equity method investment	(428)	(1,107)
Gain on sale of investments	(614)	(320)
Impairment of investment	300	2,300
Severance and related costs	1,140	319
Restructuring	2,417	—
Adjusted EBITDA	$26,191	$22,852

Reconciliation of cash provided by operating activities to Adjusted EBITDA
Net cash provided by operating activities	$13,724	$28,686
Interest expense	2,616	990
Amortization of deferred financing costs	(109)	(110)
Income tax benefit	(432)	(937)
Deferred income taxes	3,179	3,682
Change in accrual for unrecognized tax benefits	(388)	(208)
Change in accounts receivable	(2,236)	476
Change in deferred revenue	2,020	(6,106)
Severance and related costs	1,140	319
Restructuring	2,417	—
Changes in working capital and other	4,260	(3,940)
Adjusted EBITDA	$26,191	$22,852

A reconciliation of Adjusted EBITDA Margin for the nine months ended September 30, 2023 and 2022 follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Revenue	$114,591	$109,918

Net income	$1,343	$1,825
Net income margin(1)	1%	2%

Adjusted EBITDA	$26,191	$22,852
Adjusted EBITDA Margin(1)	23%	21%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenue.

Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the nine months ended September 30, 2023 and 2022 follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash from operating activities	$13,724	$28,686
Cash used in investing activities	$(10,047)	$(13,073)
Cash used in financing activities	$(2,959)	$(13,305)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2023, we had cash of $3.7 million compared to $3.0 million at December 31, 2022.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $60.0 million in borrowing capacity under our $100.0 million Credit Agreement, as defined below, at September 30, 2023, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, gain or impairments on investments, and the effect of changes in working capital. Net cash flows from operating activities were $13.7 million and $28.7 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2023 period decreased $15.0 million compared to the same period of 2022 due to higher overall headcount during the period, including severance paid in the 2023 period related to the restructuring, the timing of bonus payments, the timing of payments to vendors and billings to and cash collections from our customers.

Investing Activities

Cash used in investing activities during the nine-month period ended September 30, 2023 was $10.0 million compared to $13.1 million used in the same period of 2022. Cash used in investing activities in the nine-month period ended September 30, 2023 decreased from the comparable 2022 period due to cash received from sale of investment, partially offset by higher purchases of fixed assets.

Financing Activities

Cash used in financing activities during the nine-month ended September 30, 2023 was $3.0 million and was driven by $10.0 million of net proceeds on long-term debt, partially offset by $13.0 million, net, related to share repurchases. Cash used in financing activities during the nine-month period ended September 30, 2022 was $13.3 million and was driven by $7.0 million of net proceeds on long-term debt, and offset by $19.8 million, net, related to share repurchases and $0.5 million from financing costs paid.

Financing and Capital Requirements

Credit Agreement

We have a $100 million revolving credit facility, which matures June 2027, with $40.0 million of borrowings on the facility at September 30, 2023, leaving $60.0 million available for future borrowings, subject to the terms of the Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 7.67% (the rate in effect on September 30, 2023) on our current borrowings, interest payments are expected to be $0.8 million from October 1, 2023 to December 31, 2023, $3.1 million in each of 2024, 2025 and 2026 and $1.5 million in 2027. The Credit Agreement contains various customary affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of September 30, 2023, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the notes to the condensed consolidated financial statements and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to eleven years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of September 30, 2023, the value of our lease right-of-use asset was $5.1 million and the value of our lease liability was $8.0 million. See note 6 to the condensed consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of September 30, 2023, we recorded approximately $1.2 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2023 are $1.2 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Board previously approved a stock repurchase program that permits the Company to repurchase its common stock. As of September 30, 2023, the value of shares available to be purchased under the current plan was $4.8 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See note 12 of the notes to the condensed consolidated financial statements for further information.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the SOFR or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, as determined by our most recent consolidated leverage ratio. As of September 30, 2023, we had outstanding borrowings of $40.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would have increased our interest expense for the three and nine month periods ended September 30, 2023 by approximately $0.1 million and $0.3 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of our Chief Executive Officer (“CEO”) and our Interim Chief Financial Officer (“CFO”), has conducted an evaluation (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the fiscal period covered by this report.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 11 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of November 1, 2023, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

The following tables reflect purchases of the Company's common stock pursuant to the Company's stock repurchase plans and reflect the related stock repurchase plans, both of which were approved by the Board:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2023	112,118	$3.71	—	$4,796,796
August 1 through August 31, 2023	—	$—	—	$4,796,796
September 1 through September 30, 2023	22,123	$3.85	—	$4,796,796
Total	134,241		—	$4,796,796
(1) Total number of shares purchased includes shares withheld to satisfy employee income tax obligations upon the vesting of restricted stock awards.
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

Item 5.    Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulations S-K.

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
10.1+
General Release, dated as of August 10, 2023, between DHI Group, Inc. and Kevin Bostick (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584), filed on August 28, 2023).

31.1*	Certifications of Art Zeile, Chief Executive Officer and Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Art Zeile, Chief Executive Officer and Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith
+	Identifies a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	November 1, 2023	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)