Form 10-K
period 2023-12-31
DHI GROUP, INC.
filed 2024-02-08
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☑
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $159,000,000 as of June 30, 2023, the last business day of the registrant’s second fiscal quarter of 2023. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners, if any, of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
As of February 5, 2024, there were 48,032,487 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2023.

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
•compliance with laws and regulations concerning collection, storage and use of professionals’ personal and career related information;
•U.S. regulation of the internet;
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
•the impact of public health issues, such as COVID-19, could have on our business and financial condition and the economy in general
•compliance with the continued listing standards of the New York Stock Exchange (the “NYSE”);
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
•our backlog may not accurately represent future revenue;
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

Regulatory Risks

•our compliance with laws and regulations concerning the collection, storage and use of professional and personal information, including the CPRA (as defined below);
•U.S. government regulation of the Internet and taxation;

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

General Risk Factors

•our ability to attract or retain key executives and personnel;
•our ability to navigate the cyclicality or downturns of the U.S. and worldwide economies;
•litigation related to infringement or other claims regarding our services or content;
•our ability to defend ownership of our intellectual property;
•global climate change;
•the impacts of public health issues like COVID-19 that may arise;

NON-GAAP FINANCIAL MEASURES

Information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States (“GAAP”). Such measures presented herein include Adjusted EBITDA and Adjusted EBITDA Margin (each as defined herein). See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures,” for definitions of these measures as well as reconciliations to the comparable GAAP measures.

PART I

Item 1.    Business

Introduction and Summary
This section provides an overview of DHI Group, Inc. (“DHI,” the "Company," "we," "us," or "our"). Please see our consolidated financial statements included elsewhere in this report for additional discussion regarding our results of operations for the year ended December 31, 2023.

(in thousands)	FY 2023	FY 2022	Change
Revenues	$151,878	$149,680	1%
Operating income	$6,288	$5,560	13%
Income before income taxes	$3,622	$3,597	1%
Net income(1)	$3,491	$4,176	(16)%
Diluted earnings per share(1)	$0.08	$0.09	(11)%
Net cash flows from operating activities	$21,345	$36,035	(41)%

Adjusted EBITDA (2)	$36,254	$30,950	17%
Adjusted EBITDA Margin (2)	24%	21%	n.m.

(1) For the year ended December 31, 2023, net income and diluted earnings per share includes the net negative impact of impairment of investment, severance and related costs, gain on investment and restructuring, all net of tax, and discrete tax items of $0.9 million, or $0.02 per diluted share. Net income and diluted earnings per share for the year ended December 31, 2022 includes the net positive impact of income from investments, proceeds from settlement, impairments and severance and related costs, all net of tax, and discrete tax items of $1.9 million, or $0.04 per share.
(2) For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures” located elsewhere in this report.

2023 Highlights
In 2023, DHI focused its efforts on operating effectively and efficiently while continuing to strengthen its industry-leading product offerings expertly helping employers find, attract and hire top tech talent, and assisting technology professionals with managing their careers amidst ongoing uncertainty in the economy impacting tech hiring. Despite the weak demand environment, DHI continued to grow revenue, albeit at a reduced 1% rate. More importantly, DHI managed expenses carefully, which drove Adjusted EBITDA margin from 21% in 2022 to 24% in 2023. Dice delivered multiple product releases enhancing the client and technologist experience and ClearanceJobs added the community engagement features of a social network for its security cleared professionals to create even higher levels of engagement. DHI also won several employer branding awards, demonstrating its commitment to a vibrant and engaged culture.

Stable Financial Performance
Despite the over 40% down shift in tech job postings this past year due to the uncertain economic environment, DHI achieved 1% year over year revenue growth. We believe that as the demand for technology professionals normalizes, DHI will return to a higher growth rate, especially given the interest in Artificial Intelligence (AI) skills that are expected to define this decade.
Dice and ClearanceJobs 2023 revenue renewal rates remained strong at 85% and 95%, respectively, while retention rates for the year were 101% for Dice and 111% for ClearanceJobs, demonstrating larger more stable clients continue to find value in our services. Our churn continued to be isolated to smaller clients with less than $10,000 in annual spend.

DHI also improved its Adjusted EBITDA Margin to 24% while continuing to invest in future growth for when the economy stabilizes.

Recognizing the continued risks inherent in the economy, the company is favoring lower debt in the current environment. Cash was $4.2 million at the end of 2023 and total debt was $38.0 million under our $100 million facility.

Leading Engagement for Tech/Cleared Candidates
Dice’s Match AI algorithms continued to improve this year, driven by years of training on job postings and candidate profiles to validate a tech professional's skills and experience.

Dice’s new Connections feature encourages technology candidates and recruiters to form connections through respective profiles and view these connections in a network dashboard, helping recruiters build a pipeline of relevant candidates and allowing tech professionals to engage with companies of interest.

Both Dice and ClearanceJobs released the “Expressed Interest” feature allowing candidates to show interest in a job posting short of filling out a lengthy job application. This feature has already been used hundreds of thousands of times since it launched in March 2023.

ClearanceJobs released its first native mobile app allowing candidates to engage in their search process on a smartphone device.

Inspired and Respected Place to Work
We firmly believe that the success of our company starts with our culture and ability to attract and retain great team members. For the second time, DHI was certified as Great Place to Work®, it ranked 47th on Newsweek’s list of Top 100 Most Loved Workplaces for 2023 and was named as a Fast Company Best Workplace for Innovators in 2023. Additionally, the Company re-opened a larger office in New York City to support its vibrant sales team and recently moved to a new modern office space in Des Moines, Iowa to further establish its hybrid work environment and foster its culture of collaboration.

Company Profile

DHI was incorporated in Delaware on June 28, 2005 and is a leading provider of artificial intelligence-powered software products, online tools and services to deliver career marketplaces to candidates and employers globally. DHI's brands — Dice and ClearanceJobs — enable recruiters and hiring managers to efficiently search, match and connect with highly skilled technologists in specialized fields, particularly technology and those with active government security clearances. Our mission is to empower technology professionals and organizations that hire them to compete and win through expert insights and relevant employment connections by delivering three key value propositions:

•Providing the best search and match solution for recruiters and employers through software services;
•Delivering the most relevant and personalized technology career related content; and
•Aggregating and analyzing workforce intelligence data to deliver specialized insights.

The majority of our revenues in 2023 were generated through the sale of recruitment packages, which allow customers to promote jobs on our websites and source candidates through our resume databases. Recruitment packages are typically provided through contractual arrangements with annual, quarterly or monthly payment terms.

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
•Other Services. In connection with our Dice and ClearanceJobs brands, DHI offers other services such as: 1) virtual and live career events; 2) sourcing services, which is a premium service delivering sourced and screened candidates to recruiters and employers; and 3) content and data services that provides tailored content to help professionals manage their careers and provide employers insight into recruiting strategies and trends.

Industry and Skill Focused Brands
During 2023 we offered our talent acquisition and career development products and tools through the following brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
Dice[1]	33	Technology and engineering in the U.S.	Recruitment packages[2] and career events
ClearanceJobs	21	Security-cleared professionals	Recruitment packages[2]
[1] Includes Career Events
[2] Recruitment packages are subscription based products that provide access to our candidate profiles and/or the ability to post jobs.

Dice has been a go-to destination for technology and engineering talent in the United States for over 30 years. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals. Dice had approximately 48,000 job postings as of December 31, 2023 and during 2023, Dice had, on average, approximately 1.3 million monthly users.

Customers can purchase recruitment packages, job postings or advertisements. Recruitment packages offer our customers the ability to access candidate profiles and post jobs. Candidate Match and Search on Dice is powered by IntelliSearch, a proprietary machine-learning technology that is foundational to many Dice products and services. Approximately 90% of Dice revenue was derived from recruitment packages in 2023.

Dice offers tools, advice and support to help U.S. tech professionals registered on the platform find relevant jobs, evaluate companies and connect with recruiters. Within the platform, tech professionals can build profiles, post resumes, search jobs and access career-related content, tech career and hiring news and tools. To help make their job search more efficient, Dice job alerts deliver personalized opportunities to candidates through features like IntelliSearch job recommendations and Dice Match capabilities. Professionals can also learn more about a company’s tech culture, tech stack and what it’s like to work on the tech team through company profiles, then connect and chat with recruiters and hiring teams to talk directly about fit.

ClearanceJobs ClearanceJobs is the leading online career community dedicated to connecting security-cleared professionals with employers in a secure and private environment to fill the jobs that safeguard our nation. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize ClearanceJobs to quickly and easily find candidates with specific, active or current security clearance requirements in a range of disciplines. The platform provides opportunities for employers and candidates to engage in real-time through messaging and live video, and for employers to promote differentiators through a multitude of branding products and features. The majority of candidates with resumes on our site have high-level security clearance. ClearanceJobs had approximately 55,000 job postings as of December 31, 2023 and during 2023, ClearanceJobs had, on average, 750,000 monthly users.

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

We also believe that certain industries that employ highly-skilled and highly-paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. For example, as of December 2023, the seasonally unadjusted U.S. unemployment rate was 2.3% for computer-related occupations as compared to the overall national average of 3.7%, seasonally adjusted. We believe that there are five major trends that will continue to shape demand for talent acquisition services:

•Greater competition for professional talent. The candidate-employer relationship has changed, with the balance of power shifting towards the candidates. As more companies leverage technology to advance their business, employers will increasingly need to hire tech talent to compete. According to analysis from the U.S. Bureau of Labor Statistics, computer and technology occupations are projected to grow faster than average due to the need to replace workers who leave and driven by overall demand for these skillsets.
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
•Artificial intelligence ("AI") is reshaping the way companies identify, attract and retain top talent. AI has changed the landscape of talent acquisition. With the advent of AI technologies, recruiters can leverage advanced algorithms and machine learning to sift through vast amounts of data, identifying suitable candidates more efficiently. Automated screening processes can analyze resumes, assess skills, and predict candidate success, streamlining the initial stages of recruitment. Additionally, AI allows faster screening of applicants while reducing bias in the recruitment process.

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

Hyper-targeted candidate outreach and employer branding. We offer recruiters and employers the ability to target hard-to-find professionals with messages in the online forums they frequent. Our social targeting service leverages our social aggregation capabilities to assemble candidate target lists based on specific factors like skill sets, work experience, location, or interests; then executes hyper-targeted employer branding or job search campaigns in online forums where specific potential candidates spend time.
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

Delivering best-in-class candidate quality and match capabilities for technology roles. We believe candidate quality is the essential foundation of success in our industry and we intend to differentiate our business by leading in this respect. We have dramatically improved the quality of our Dice candidates to a level we believe is best-in-class and plan continued vigilance and innovation to drive continued improvements. We are also building on our unique legacy and intellectual property in the technology jobs space to create match capabilities for both candidates and clients that are reducing the time and effort required in job searching and talent acquisition. Our proprietary and patented machine-learning technology including IntelliSearch, powers many Dice and ClearanceJobs products and is foundational to providing relevant job opportunities for candidates and efficient search and match solutions for clients.

Building indispensable tech-focused career marketplaces. ClearanceJobs has established a unique franchise in the market for cleared professionals, many with tech experience. Built on a unique cohort of candidates and specialized employer and recruiter tools together, ClearanceJobs is a highly interactive two-sided marketplace environment. These attributes provide clear and measurable return on investment for clients and has contributed to ClearanceJobs more than doubling its revenue over the past five years. With over 20 years in the market, we believe ClearanceJobs is an indispensable and valuable business. We continue to transform our Dice brand into a similar career marketplace customized for the needs of its unique candidate and client communities. We officially launched all elements of the career marketplace features for Dice in 2021 and focused 2022 on landing launches and driving adoption with customers while launching new products to create efficiency in the recruiting process. In 2023, Dice released a number of features to expand the marketplace and create higher engagement between employers and tech candidates on the platform. We expect these changes to transform the way our stakeholders use Dice and to drive results as adoption increases.

Investing in functional excellence and product innovation. Since joining DHI in 2018, CEO Art Zeile has built a leadership team capable of driving growth and supporting a culture of high performance. The leadership team continually advances their functional areas to drive results in the business, working towards the common goal of launching and landing innovative products in the market. Specifically, in 2023 the Company released a number of products to help employers find tech candidates and to help technologists further their careers. At Dice these products include: Premium Enhanced Company Profile, Dice Remote and Company Preferences, Dice Invite to Apply, Dice Matchscore on Jobs, Dice Connections, SMS Notifications, and Company Search. At ClearanceJobs these products include: Comments, ClearanceJobs Expressed Interest, ClearanceJobs Enhanced Employer Profile, ClearanceJobs Mobile App, and ClearanceJobs Live Stream.

We are investing to further increase the pace of innovation by organizing talent on our technology team, centered around a development model to increase the quality and speed of product delivery. Our marketing team is focused on delivering results at lower cost in terms of driving traffic to Dice, increasing marketing qualified leads, growing visible profiles and applications with less spend and with more to come as we leverage new capabilities in customer relationship management (CRM), product marketing, and digital analytics, among others.

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

We sell our products and services primarily through our direct sales force and agency partner channel. Our sales team is organized by brand, market segment, and geography and targets Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size commercial businesses. Our strategy in 2023 focused on continuing to execute against our solution-oriented sales approach. In addition, we continued to focus on customer engagement to drive best-in-class customer satisfaction scores. As of December 31, 2023, we employed 177 sales and support personnel in the United States.

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

Customers

We currently serve a diversified customer base consisting of approximately 8,200 customers in total. No one customer accounted for more than 10% of our revenues in 2023. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms and marketing departments of companies. As of December 31, 2023 notable customers of the Dice and ClearanceJobs businesses included AT&T, Adecco, CACI, Cisco, Disney, Edward Jones, General Dynamics, Kforce, Microsoft, Northrop Grumman, Bank of America and DISH Network.

Technology

We use a variety of open source and proprietary technologies to support our website services. Our websites provide a multitenancy technology platform with multiple application services developed to perform at scale. We primarily utilize Amazon Web Services (AWS) as our cloud infrastructure platform, which enables us to scale our computer network and storage capacity on an as-needed basis. Our application services and data connections are continually monitored 24/7 for performance and stability. Our application and infrastructure architecture enable us to ensure global reach, as well as advantages in resiliency and cloud delivery. Job seekers and customers can access our websites with any standard web browser, mobile web browsers, and iOS and Android applications. Our websites also utilize AWS disaster recovery, redundancy, and resiliency services, including multi-availability zone, multi-region, redundant storage and networking solutions, and self-healing capabilities.

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

•social and professional networking sites, such as LinkedIn, Facebook, X and Google;
•niche or specialist professional networking sites such as GitHub and Stack Overflow;
•generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster, and Seek which, unlike specialized job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website;
•aggregators and distributors of job postings and profiles, including Indeed (owned by Recruit), TalentBin (owned by Monster Worldwide), Entelo, ZipRecruiter, and Google;
•career-focused community sites such as Glassdoor;
•newspaper and magazine publishers, national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have partnered with generalist job boards;
•specialized services focused specifically on the industries we service, such as Upwork;
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

We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. Our trademarks and registered trademarks in the United States include DICE, and the stylized designs for CLEARANCEJOBS.COM as well as DHI. Registration for the plain usage of "clearancejobs.com," the stylized "Dice" logo as well as our social media "D" logo have also been filed, further protecting our intellectual property. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites and do not intend to register such copyrights.

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

See Item 1A. Risk Factors “We may be liable with respect to the collection, storage, and use of the personal and professional information of the professionals who use our websites and our current practices may not be in compliance with proposed new laws and regulations” and “Our business is subject to U.S. government regulation of the Internet and taxation, which may have a material adverse effect on our business.”

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

We are subject to federal, state and local laws and regulations regarding privacy and protection of data. Our privacy policies and terms of use agreements describe our practices concerning the use, storage, transmission and disclosure of user data. Any failure by us to comply with our privacy policies or terms of use agreements, or privacy-related laws and regulations, could result in proceedings against us by governmental authorities or others, which could harm our business. The interpretation of these privacy and data protection laws and various regulators’ approach to their enforcement, as well as our products and services, continue to evolve over time. We face the risk that these laws may be interpreted and applied in conflicting ways in different jurisdictions or in a manner that is not consistent with our current data protection practices, or that new and unclear laws will be enacted. There currently are a number of proposals pending before federal, state, and local legislative and regulatory bodies. There are laws as well as a number of legislative proposals in the United States, at both the federal and state level, that impose obligations in areas affecting our business, or may do so in the future. For example, California adopted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first privacy statute of its kind to be enacted in the United States as it includes significant penalties for non-compliance, as well as creating the right for consumers to bring a private action in certain circumstances. More recently, on November 3, 2020, California enacted the California Privacy Rights Act ("CPRA"). The CPRA, which went into effect on January 1, 2023, expands upon the protections provided by the CCPA, including new limitations on the sale or sharing of consumers’ personal information, and the creation of a new state agency to enforce the CPRA’s protections. In addition, numerous state legislatures have passed, or are contemplating passing legislation similar in nature to the CPRA. To the extent these laws differ from existing laws, our compliance efforts will be further complicated.

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

See Item 1A. Risk Factors “Our business is subject to U.S. government regulation of the Internet and taxation, which may have a material adverse effect on our business” and “Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business. If we fail to manage our technical operations infrastructure, our existing customers may experience services outages, and our new customers may experience delays in the deployment of our solution.”

Human Capital Disclosures

Employees

As of December 31, 2023, we had approximately 460 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees and experienced strong engagement among team members during the year as evidenced by results from our annual engagement survey and below average turnover rate. We offer flexible work schedules, abbreviated hours on Fridays, flexible paid time off and remote working opportunities for all team members to promote work/life balance. We have made it a priority to support our employees as they work from home, including increased flexibility surrounding personal and family commitments and a quarterly work from home stipend. The Company budgets for professional development training by both functional group and at the individual level each year. Professional development could include attending an online class to learn a new skillset, attending a conference or finding opportunities within the organization to grow skillsets. Additionally the Company has a tuition reimbursement program designed to provide employees with financial assistance in continuing their education.

Diversity

Inclusion and diversity remain key priorities for the Company. The diverse backgrounds, skills and experiences of executive officers, board members, and employees are important to both our values and performance. We believe that a diverse board, management team and workforce that is reflective of our diverse customer base will position us to better understand customers’ wants and needs, which we believe drives our ability to deliver superior customer value and successfully innovate. Diverse perspectives amongst our management team and board allows them to evaluate issues through different experiences and perspectives and help guide the Company in a thoughtful way. The Company’s internal Diversity, Equity and Inclusion program is based on promoting a culture of inclusivity, and includes Allyship training and Unconscious Bias training, which teaches team members how to better support marginalized groups. Additionally all team members participated in leadership and communication training in 2023. The Company has employee resource groups led by employees of underrepresented populations to share experiences and have a shared space. The internal policies of the Company encourage hiring diverse candidates and our culture is inclusive, ensuring that all team members are treated fairly and equally, amongst other things. In 2021, the Company introduced inclusive fertility benefits which support all paths to parenthood and in 2022 expanded benefits to cover travel expenses related to women's health.

Information Availability

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other material information concerning us are available, as soon as reasonably practicable after we electronically file or furnish such information to the Securities and Exchange Commission (the "SEC"), free of charge on the Investors page of our website at www.dhigroupinc.com. Our reports filed with the SEC are also available free of charge by visiting http://www.sec.gov.

Item 1A.    Risk Factors

Risks Related to Our Business

We may not be successful in executing our tech-focused strategy which could have a material adverse effect on our results of operations.

We may not be successful in pursing our tech-focused strategy, which includes narrowing priorities to initiatives related to connecting technology professionals with employers across all industries. There can be no assurance that the allocation of resources behind our tech-focused business and sales and marketing efforts will result in the strengthening of our competitive position, the failure of which could have a material adverse effect on our financial condition and results of operations. As a result of our strategic focus on technology professionals and the divesting of our businesses operating in and focused on different professions, we have an increased dependence on the demand for technology-focused professionals and may not have the mitigating benefits of exposure to a portfolio of diverse professions in the event of a downturn in the demand for such technology professionals. For example, in 2022 and 2023 several large technology companies underwent planned layoffs. If the need for technology professionals decreases, whether because there is reduced demand for technologists by our customers, as a result of macroeconomic conditions affecting their businesses, the aforementioned layoffs, reductions in hiring or otherwise, our ability to sell recruitment packages to our customers may be adversely impacted.

A write-off of all or a part of our goodwill and intangible assets would hurt our operating results.

We have significant intangible assets and goodwill. As of December 31, 2023, we had $128.1 million and $23.8 million of goodwill and acquired intangible assets, respectively, on our balance sheet, which represented approximately 57% and 11%, respectively, of our total assets. We do not amortize goodwill or our indefinite-lived acquired intangible asset, which is the Dice trademarks and brand name, under U.S. GAAP and instead are required to review them at least annually for impairment. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. DHI has experienced impairment charges in the past. Most recently, during the first and third quarters of 2020, because of the impacts of the COVID-19 pandemic and its potential impact on future earnings and cash flows for the tech-focused reporting unit and those that are attributable to the Dice trademarks and brand name, the Company recorded impairment charges totaling $37.8 million. In the event an impairment is identified again in the future, a charge to earnings would be recorded. Although it would not affect our cash flow or liquidity position, a write-off in future periods of all or a part of our goodwill or intangible asset would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Indefinite-Lived Acquired Intangible Assets.”

Our backlog may not accurately represent future revenue.

Backlog consists of deferred revenue plus customer contractual commitments not invoiced, representing the value of future services to be rendered under committed contracts. Our contracts are subject to delay or default and contracts in the Company's backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the applicable contracts. Backlog may also be affected by, among other things, external market and economic factors beyond our control. Accordingly, there is no assurance that the entirety of our backlog will be realized. The timing of new contracts and the mix of services can significantly affect backlog. Backlog at any given point in time may not accurately represent the future revenue that may be realized and should not be relied upon as a stand-alone indicator of future revenues.

We operate in a highly competitive developing market and we may be unable to compete successfully against existing and future competitors.

The market for career services is highly competitive and barriers to entry in the market are relatively low. There are multiple generalist job boards, as well as a number of existing and emerging alternative business models seeking to compete in our target markets. We do not own any patented technology that would expressly preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub-segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster.com, Indeed, ZipRecruiter, and Seek, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as Stack Overflow and Upwork. We also may compete with newspaper and magazine publishers, as well as national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. We also compete with general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com. In addition, we face competition from aggregators of classified advertising, including TalentBin, Entelo, JobDiva, Daxtra, CEIPAL, and Google. Social and professional networking sites, such as LinkedIn, Facebook, Twitter and Google compete with us in providing professional services. We also compete with new competitors, including career-focused community sites such as Glassdoor and talent relationship management software providers such as Avature and Symphony Talent, and emerging competitors with new business models and products that customers are more willing to trial during periods when talent is scarce.

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

Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings, advertisements, or career fair and recruitment event booth rentals. Most of our revenues are generated by the fees we earn from our customers who purchase recruitment packages. Our growth depends on our ability to retain our existing recruitment package customers and to increase the number of customers who purchase recruitment packages, as well as introduce new pricing options. Any of our customers may decide not to continue to use our services in favor of alternate services, lack of need, or because of budgetary constraints or other reasons. We cannot guarantee that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses. Dice recruitment package customers at December 31, 2023, 2022, and 2021 were 5,492, 6,311, and 6,004, respectively, while ClearanceJobs recruitment package customers at December 31, 2023, 2022, and 2021 were 2,055, 2,064, and 1,878, respectively.

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

If any of these risks materialize, they could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, any acquisition of other businesses or technologies may require us to seek debt or equity financing. Such financing might not be available to us on acceptable terms or at all. Market disruption and volatility, and poor economic conditions in the capital markets and global economy could adversely impact our ability to obtain additional financing on favorable terms or at all.

Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and lower our revenue.

Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our patent, trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws (if necessary) to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, a patent, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied-for trademarks and service marks that we use in connection with our business, including both plain text and stylized DICE and CLEARANCEJOBS.COM as well as stylized DHI, and the stylized "D" utilized on Dice social media. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, and vendors to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and may license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We may enter into strategic marketing arrangements with certain third parties pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads for our businesses. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third-party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, and if they fail to do so, such failure could adversely affect our business and reputation.

If our business fails to attract and retain users, particularly users who create and post original content on our web properties, our financial results will be adversely affected.

Our reliance upon user-generated content requires that we develop and maintain tools and services designed to facilitate creation of user-generated content, participation in discussion surrounding such user-generated content, evaluation of user-generated content, and distribution of user-generated content. If our development efforts fail to facilitate such activities on our web properties, the level of user engagement and interaction will not increase and may decline. Even if we succeed in facilitating such activities on our sites, there can be no assurance that such improvements will be deployed in a timely or cost-effective manner. If we fail to increase user engagement and interaction on our web properties, we will not attract and retain a loyal user base or the advertisers who desire to reach them, which will adversely affect our business and our ability to maintain or grow our revenue.

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

We primarily recognize revenue from sales of our recruiting contracts over the terms of the agreements, which, on average, is approximately 12 months, meaning a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but may, instead, negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in the sales of these offerings may not be reflected in our short-term results of operations.

Risks Related to Our Indebtedness

We have indebtedness which could affect our financial condition, and, if adverse changes in the credit markets occur, we may not be able to borrow funds under our revolving credit facility or refinance our indebtedness.

As of December 31, 2023, we had $38.0 million of outstanding indebtedness under our credit agreement dated June 10, 2022 (the “Credit Agreement”) and the facility provides capacity for us to borrow an additional $62.0 million, subject to the terms of the Credit Agreement. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.

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

We may be able to incur substantial additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, including compliance with various financial conditions. Additional indebtedness incurred in compliance with our existing debt could be substantial. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factors would increase. As of December 31, 2023, we had $38.0 million in total indebtedness with additional borrowing capacity of $62.0 million, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement.

Risks Related to Our Technology

Issues in the development and use of artificial intelligence ("AI") may result in reputational harm or liability.

We continue to incorporate AI into our offerings when appropriate and beneficial. This AI may be developed by the Company or others. We expect these elements of our business to grow. We envision a future in which AI's incorporation into our products helps our customers be more productive in their work. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by the Company or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we enable or offer AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.

For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Developing, testing and deploying third-party AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our project margin and adversely affect our business and operating results. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our websites are accessible within an acceptable load time.

A key element to our continued growth is the ability of our users (whom we define as anyone who visits our website, regardless of whether or not they are a customer), enterprises and professional organizations in all geographies to access our website within acceptable load times. We call this “website performance.” We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our websites are unavailable when users attempt to access them or do not load as quickly as they expect, users may seek other websites to obtain the information for which they are looking, and may not return to our websites as often in the future, or at all. This would negatively impact our ability to attract customers, enterprises and professional organizations and may decrease engagement on our websites. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business. If we fail to manage our technical operations infrastructure, our existing customers may experience services outages, and our new customers may experience delays in the deployment of our solution.

We derive almost all of our revenues from the purchase of recruitment products, packages, services and employment advertising offered on our Dice and ClearanceJobs websites. As a result, our operations depend on our ability to maintain and protect our website services, most of which are housed within AWS. System failures, including network, software or hardware failures, which cause interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our technology operations are dependent in part on our ability to protect our operating systems against, among other events:

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

Additionally, overall Internet usage could decline if any well-publicized compromise of security occurs or if there is a perceived lack of security of personal and corporate information stored within our systems to facilitate hiring and recruitment business processes. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and online job boards, in particular, have been targeted by hackers who seek to gain unauthorized access to job seeker and customer data for purposes of implementing “phishing” or other schemes. Despite our implementation of numerous security measures; including access controls, network security, information security risk management processes, software development security, cryptography, operational security, business continuity and disaster recovery, and physical security, our websites, servers, databases and other systems as well as those of our customers may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms, phishing attacks and similar disruptions from unauthorized tampering with our computer systems.

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

Our networks could also be affected by viruses or malware or other similar disruptive problems, and we could inadvertently transmit these viruses or malware to our users or other third parties. Our hardware and back-up systems could fail causing our services to be interrupted. Our customers may fall prey to successful phishing attacks and inadvertently give unauthorized access to view our candidate profiles. Any of these occurrences, and negative publicity arising from any such occurrences, could harm our business or give rise to a cause of action against us. Our general business interruption insurance policies have limitations with respect to covering interruptions caused by computer viruses or hackers. While we have insurance we have not added specific insurance coverage to protect against these risks. Our activities and the activities of third party contractors involve the storage, use and transmission of proprietary and personal information, including personal information collected from professionals who use our websites. Accordingly, security breaches could expose us to a risk of loss or litigation and possibly liabilities. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements. Any security breaches or our inability to provide users with continuous access to our networks could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could have a material adverse effect on our business.

The SEC has adopted new rules that require us to provide greater disclosures around cybersecurity risk management, strategy and governance, as well as disclose the occurrence of material cybersecurity incidents. We cannot predict or estimate the amount of additional costs we will incur in order to comply with these rules or the timing of such costs. These rules and regulations may also require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions, or subject us to other forms of liability. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.

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

Our Dice and ClearanceJobs website applications utilize cloud computing technology. It is hosted pursuant to service agreements on technology platforms by third-party service providers, primarily through AWS. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to provide our services, which may harm our business and reputation. Further, any damage to, or failure of, the cloud services we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. While we believe our application and network architecture and use of multiple availability zones and regions within AWS reduce our risk, our business would be harmed if our customers and potential customers believe our services are unreliable.

Regulatory Risks

We may be liable with respect to the collection, storage, and use of the personal and professional information of the professionals who use our websites and our current practices may not be in compliance with proposed new laws and regulations.

Our business depends on our ability to collect, store, use, and disclose personal and professional data from the professionals who use our websites. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. In recent years, class action lawsuits have been filed and the Federal Trade Commission and state agencies have commenced investigations with respect to the collection, use, sale and storage by various Internet companies of users’ personal and professional information. While we believe we are in compliance with current law, we cannot ensure that we will not be subject to lawsuits or investigations for violations of law. Moreover, our current practices regarding the collection, storage and use of user information may not be in compliance with currently pending legislative and regulatory proposals by the United States federal government and various state governments intended to limit the collection and use of user information. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of our users, these programs may not conform to all or any of these laws or regulations and we may consequently incur civil or criminal liability for failing to conform. As a result, we may be forced to change our current practices relating to the collection, storage and use of user information. Our failure or our perceived failure to comply with laws and regulations could also lead to adverse publicity and a loss of consumer confidence if it were known or perceived that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our users had given to us. This could result in a loss of customers and revenue and materially adversely impact the success of our business. Concern among prospective customers and professionals regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers and other personal information, could keep prospective customers from using our career services websites. Internet-wide incidents or incidents with respect to our websites or databases, including misappropriation of our users’ personal information, penetration of our network security, or changes in industry standards, regulations or laws could result in regulatory penalties, liability to the persons whose information was compromised, as well as legal expenses, and could deter people from using the Internet or our websites to conduct transactions that involve confidential information, which could have a material adverse impact on our business. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TrustArc). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted.

We continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations. For example, California adopted the CCPA, which became effective on January 1, 2020 and was recently replaced and expanded upon by the CPRA, which was enacted on November 3, 2020 and went into effect on January 1, 2023. The CCPA established a new privacy framework for covered businesses by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CPRA expanded on these protections by introducing new limitations on the sale or sharing of consumers' personal information and the creation of a new state agency to enforce the regulations. In addition, numerous state legislatures have passed, or are contemplating passing, legislation similar in nature to the CPRA. To the extent these laws differ from existing laws, our compliance efforts will be further complicated.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are required to satisfy the requirements of Section 404 of Sarbanes Oxley and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment. We may be unable to remedy deficiencies before the requisite deadlines for those reports. Any failure to remediate deficiencies identified by management or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, which may adversely affect our future profitability, cash flows and stock price.

Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, the demand for technology professionals, development and launch of innovative new products, market share projections, product pricing, sales, cost savings, accruals for estimated liabilities, and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, invest in joint ventures, and meet debt obligations. Our financial projections are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.

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
•macroeconomic changes, in particular, deterioration in labor markets, which would adversely impact sales of our hiring solutions, or economic growth that does not lead to job growth;
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

General Risk Factors

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

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and security-cleared sectors. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology industry, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, in 2023, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in the technology industry. As of December 2023, the seasonally unadjusted U.S. unemployment rate was 2.3% for computer-related occupations as compared to the overall national average of 3.7%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If an economic environment similar to those experienced during 2008 and 2009 returns, or if the environment we experienced in 2023 continues, our ability to generate revenue may be adversely affected.

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

The effects of climate change, natural disasters such as earthquakes, hurricanes, tsunamis, or other adverse weather and climate conditions, and public health issues like the COVID-19 pandemic, whether occurring in the U.S. or abroad, and the consequences and effects thereof, have in the past and could in the future harm or disrupt our operations or the operations of our customers, or result in economic instability that may negatively impact our operating results and financial condition.

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

The landscape related to ESG regulation, compliance, and reporting is constantly evolving, including expanding in scope and complexity. For example, the SEC has proposed rule changes that would require significantly increased disclosures related to climate change. We may experience significant future increases in the costs associated with regulatory compliance for ESG matters, including fees, licenses, and reporting to meet environmental regulatory requirements, as well as to address other regulations, standards, frameworks, and ratings from various governmental entities and other stakeholders or activist campaigns.

Public health issues may arise and have an adverse impact on our business.

Global public health issues may arise and cause economic slowdowns that negatively impact our business. For example, starting in 2019 and continuing through 2020, 2021, and 2022, the spread of the COVID-19 pandemic caused an economic downturn on a global scale, as well as significant volatility in the financial markets. COVID-19 slowed recruitment activity for our businesses in 2020 and into the first half of 2021 as employers slowed hiring, which reduced our revenues and operating cash flows. Also as a result of the COVID-19 pandemic, and in an effort to protect the health and safety of our employees, we took action to adopt certain policies at our office locations, including, at times, working from home, closing of our office locations where necessary, and suspending employee travel.

If a similar public health issue arose (or if there is a resurgence of COVID-19), it could negatively impact our financial performance, our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources.

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity is at the foundation of the Company's values and the way it approaches its users, professionals, and customers. We face a number of external threats common to companies in the industries we serve, such as ransomware, denial-of-service, phishing, and social engineering. Our customers, suppliers, and professionals face similar threats, and a cybersecurity incident impacting the Company or any of these entities could materially adversely affect the performance of our businesses, our results of operations, and our cash flows.

We maintain cyber event related insurance but we have also instituted an information security structure and process to assess, identify, manage, and, if necessary, report cybersecurity risks. We maintain a cybersecurity incident response process and a tracking system for any incidents in an effort to ensure appropriate actions are taken. Any member of the Company can report a suspected incident and it will be investigated.

We have implemented data security standards in our architecture and system design techniques. Reviews and testing of our systems and subsystems are performed at regular intervals and are designed to ensure our capability to respond to cybersecurity incidents or threats. Our cybersecurity framework is based on the National Institute of Standards and Technology Cybersecurity Framework. In accordance with this framework, risks are analyzed for impact and probability to determine severity level, with classifications of critical, high, medium, or low risk. These processes have been integrated into our overall risk management system and processes and are part of our operating procedures, internal controls and information systems. In addition, we engage in an ongoing improvement process to enhance our cybersecurity posture.

Third parties also play a role in our cybersecurity. We engage third-party services to assist in the scanning and testing of our web properties and cloud infrastructure. We have a retainer with a cybersecurity response organization to immediately respond and provide professional expertise and assistance if necessary. Our process is designed to provide any required notifications in case of a cyber event, including those to federal, state, and local authorities, as well as to our insurance providers and auditors.

We also utilize a supply chain risk management process to assess cybersecurity risks associated with third-party software providers. We perform third-party risk assessments to both identify and mitigate risks from third parties such as vendors, suppliers, and others associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

The Company maintains a Security Council that regularly meets to review current or potential threats. The Security Council's membership consists of the following: the Company's Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, General Counsel, Vice President of Technology, Manager of Security, and Head of Internal Audit. We also employ a Security Department responsible for cybersecurity across the organizations. The individuals in this department are vetted for their experience and expertise before joining the team and maintain continued education and training each year using our enhanced learning program. This department's responsibilities include cyber security risk management, security operations, awareness training, incident response, industry awareness and reporting. The team assesses and maintains awareness of global cyber security threats by using several services and notifications from our vendors. The team then considers each of these threats as applied to our environment, process, operations, vendors and clients. The Security Council is led by the Chief Technology Officer, Vice President of Technology, and Manager of Security, each of whom have a depth of knowledge and experience in the cyber security space.

Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program, while the Audit Committee is directly responsible for oversight of the Company's cybersecurity and is briefed by the Security Council on a quarterly basis. Members of the Audit Committee receive updates on a quarterly basis from senior management, including leaders from our Information Security, Product Security, Compliance and Legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Although the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication.

See Item 1A. Risk Factors “Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business. If we fail to manage our technical operations infrastructure, our existing customers may experience services outages, and our new customers may experience delays in the deployment of our solution.”

Item 2.    Properties

We do not own any properties. Our corporate headquarters is located at 6465 South Greenwood Plaza, Suite 400, Centennial, Colorado, where we lease approximately 28,000 square feet. We lease approximately 25,000 square feet in West Des Moines, Iowa and 12,000 square feet of office space in New York, New York. All of our properties are leased for our Tech-focused segment, which is our only reportable segment.

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

Holders

As of December 31, 2023, there were 20 stockholders of record of our common stock. A significant number of the outstanding shares of common stock, which are beneficially owned by individuals and entities, are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

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

Purchases of Equity Securities by the Issuer

Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the stock repurchase plans approved by the board of directors over the past three fiscal years:

	May 2020 to May 2021(1)	February 2021 to June 2022(2)	February 2022 to February 2023(3)	February 2023 to February 2024(4)
Approval Date	May 2020	February 2021	February 2022	February 2023
Authorized Repurchase Amount of Common Stock	$5 million	$20 million	$15 million	$10 million

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
(3) During February 2023, the stock repurchase program approved in February 2022 expired with a total of 2.6 million shares purchased for $14.7 million.
(4) On February 9, 2023, the Company announced that its Board approved a new stock repurchase program that permits the purchase of up to $10.0 million of the Company's common stock through February 2024.

Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

During the three months ended December 31, 2023, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [3]	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2023	—	$—	—	$4,796,796
November 1 through November 30, 2023	—	$—	—	$4,796,796
December 1 through December 31, 2023	—	$—	—	$4,796,796
Total	—	$—	—
[1] No shares of our common stock were purchased other than through a publicly announced plan or program.
[2] Average price paid per share includes costs associated with the repurchases.
[3] On February 9, 2023, the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $10.0 million of the Company's common stock through February 2024. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our common stock. The Board of Directors may suspend, modify, or terminate the repurchase program at any time without prior notice.

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2018 through December 31, 2023 (the last trading day of our common stock on the NYSE in 2023) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2023. All values assume reinvestment of the full amount of all dividends, if any.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
DHX	$100.00	$198.03	$146.05	$410.53	$348.03	$170.39
Russell 2000	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
Dow Jones Internet Composite Index	$100.00	$119.65	$183.07	$195.42	$106.75	$162.11

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

Majority ownership and control of DHI's eFinancialCareers ("eFC") business, which provides career websites to the financial services industry and has operations in the United Kingdom, Continental Europe, Asia, the Middle East and North America, was transferred to eFC management on June 30, 2021. The Company retained a 40% common share interest. As a result, all ongoing DHI operations, which include the Dice and ClearanceJobs brands, are in the United States subsequent to June 30, 2021. As a result of the eFC separation, the eFC business was deconsolidated from the Company's consolidated financial statements as of June 30, 2021 and is reflected as a discontinued operation. During the third quarter of 2023, the Company sold a portion of its ownership in eFC reducing its total interest in eFC from 40% to 10%.

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

Chief Financial Officer Transition

On August 7, 2023, Kevin Bostick resigned from his position as the Chief Financial Officer of the Company, effective September 1, 2023. Mr. Bostick served the Company through December 31, 2023 in order to help support a transition. Accordingly, on August 28, 2023 the Board of Directors of the Company appointed Art Zeile, the Company’s current President and Chief Executive Officer, to also serve as Interim Chief Financial Officer while the Company searched for a permanent Chief Financial Officer.

On October 25, 2023, the Board of Directors of the Company appointed Raime Leeby Muhle as the Company’s Chief Financial Officer, effective December 4, 2023. Ms. Leeby Muhle will have overall responsibility for the Company’s financial organization, including financial planning, accounting, financial reporting, investor relations, treasury, internal audit and tax matters.

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

Recruitment Package Customers
			Increase (Decrease)	Percent Change
Recruitment Package Customers:	December 31, 2023	December 31, 2022
Dice	5,492	6,311	(819)	(13)%
ClearanceJobs	2,055	2,064	(9)	—%

Average Annual Revenue per Recruitment Package Customer (1)
	FY 2023	FY 2022	Increase (Decrease)	Percent Change
Dice	$15,631	$14,664	$967	7%
ClearanceJobs	$21,164	$19,080	$2,084	11%
(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a thirty day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

Dice had 5,492 recruitment package customers as of December 31, 2023, which was a decrease of 819, or 13%, year over year while average revenue per recruitment package customer for Dice increased 7% for the year ended December 31, 2023. The decrease in recruitment package customers was due to macroeconomic conditions causing customer counts to decline while the average annual revenue per recruitment package customer increased driven by strong retention rates as our larger recurring customers continue to renew with Dice. ClearanceJobs had 2,055 recruitment package customers as of December 31, 2023 compared to 2,064 as of December 31, 2022, a less than 1% decrease, and average revenue per recruitment package customer increased 11%. The increase in average annual revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

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

Summary of Deferred Revenue and Backlog:	December 31, 2023	December 31, 2022	Increase	Percent Change
	(in thousands, except percentages)
Deferred Revenue	$49,971	$50,864	$(893)	(2)%
Contractual commitments not invoiced	58,126	66,391	(8,265)	(12)%
Backlog[1]	$108,097	$117,255	$(9,158)	(8)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at December 31, 2023 decreased $9.2 million from December 31, 2022. The decrease is primarily due to macroeconomic conditions causing lower demand for the Company's services.

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
Dice Premium Enhanced Company Profile, Dice Remote and Company Preferences, Dice Invite to Apply, Dice Matchscore on Jobs, Dice Connections, SMS Notifications, Company Search
Dice Employer Multi-Factor Authentication, Revamped technologist onboarding, New Job Page, Dice New Job Apply Flow, Dice TalentSearch Time Zone Search, Dice TalentSearch Auto Talent Alerts, Dice iOS App Messaging

ClearanceJobs Comments, ClearanceJobs Expressed Interest, ClearanceJobs Enhanced Employer Profile, ClearanceJobs Mobile App, ClearanceJobs Live Stream	ClearanceJobs Company Page, ClearanceJobs Multi-Factor Authentication, ClearanceJobs Live Video, ClearanceJobs Scheduled Broadcast Messages

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

The annual impairment test for the Tech-focused reporting unit performed as of October 1, 2023 resulted in the fair value of the reporting unit being substantially in excess of the carrying value. Results for the Tech-focused reporting unit for the fourth quarter of 2023 and estimated future results as of December 31, 2023 approximate the projections used in the October 1, 2023 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of December 31, 2023. Therefore, no quantitative impairment test was performed as of December 31, 2023. No impairment was recorded during the years ended December 31, 2023, 2022 and 2021.

The amount of goodwill as of December 31, 2023 allocated to the Tech-focused reporting unit was $128.1 million. The discount rate applied for the Tech-focused reporting unit in the October 1, 2023 analysis was 12.1%. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

We determine whether the carrying value of our recorded indefinite-lived acquired intangible asset is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process is performed on October 1 of each year and compares the fair value of the indefinite-lived acquired intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2023 resulted in the fair value of the Dice trademarks and brand name exceeding the carrying value by 51%. The Company's operating results attributable to the Dice trademarks and brand name for the fourth quarter of 2023 and estimated future results as of December 31, 2023 approximate the projections used in the October 1, 2023 analysis. As a result, the Company believes it is not more likely than not that the fair value of the Dice trademarks and brand name is less than the carrying value as of December 31, 2023. Therefore, no quantitative impairment test was performed as of December 31, 2023. No impairment was recorded during the years ended December 31, 2022 and 2021.

The Company’s ability to achieve the projections used in the October 1, 2023 analysis may be impacted by, among other things, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. In the October 1, 2023 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0%, which is based on comparable industry licensing agreements and the profitability attributable to the Dice trademarks and brand name, and a discount rate of 13.1%.

The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. We consider factors such as historical performance, anticipated market conditions, revenues, operating expense trends and capital expenditure requirements. Changes in our strategy and/or changes in market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. If projections are not achieved, the Company could realize an impairment in the foreseeable future.

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

Results of Operations

A discussion of our comparison between 2023 and 2022 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2022 and December 31, 2021 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 10, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.dhigroupinc.com).

Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2023 and 2022. Consolidated operating results in dollars and as a percent of revenue follows:

	For the year ended December 31,
(in thousands)	2023	2022	2023 vs 2022
Revenues	$151,878	$149,680	$2,198
Operating expenses:
Cost of revenues	19,787	17,607	2,180
Product development	17,777	17,674	103
Sales and marketing	57,421	59,364	(1,943)
General and administrative	31,273	34,049	(2,776)
Depreciation	16,915	17,487	(572)
Restructuring	2,417	—	2,417
Total operating expenses	145,590	146,181	(3,008)
Other operating income:
Proceeds from settlement	—	2,061	(2,061)
Operating income (loss)	$6,288	$5,560	$3,145

	For the year ended December 31,
	2023	2022
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	13.0%	11.8%
Product development	11.7%	11.8%
Sales and marketing	37.8%	39.7%
General and administrative	20.6%	22.7%
Depreciation	11.1%	11.7%
Restructuring	1.6%	—%
Total operating expenses	95.9%	97.7%
Other operating income:
Proceeds from settlement	—%	1.4%
Operating income (loss)	4.1%	3.7%

Comparison of Years Ended December 31, 2023 and 2022

Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2023	2022
	(in thousands, except percentages)
Dice(1)	$102,584	$106,957	$(4,373)	(4.1)%
ClearanceJobs	49,294	42,723	6,571	15.4%
Total revenues	$151,878	$149,680	$2,198	1.5%

(1) Includes Dice and Career Events.

We experienced an increase in revenue of $2.2 million, or 1.5%. Revenue at Dice decreased by $4.4 million, or 4.1%, compared to the same period of 2022 as bookings performance in 2022 delivered revenue for Dice early in 2023 but macroeconomic conditions throughout 2023 drove lower new business activity and lower activity with Dice's non-annual products. Revenues for ClearanceJobs increased by $6.6 million, or 15.4%, as compared to the same period of 2022, driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Cost of revenues	$19,787	$17,607	$2,180	12.4%
Percentage of revenues	13.0%	11.8%

Cost of revenues increased by $2.2 million, or 12.4%, driven by an increase of $1.2 million from higher compensation related costs and $1.0 million in operational costs, primarily related to the amortization of cloud computing costs.

Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Product development	$17,777	$17,674	$103	0.6%
Percentage of revenues	11.7%	11.8%

Product development expenses increased $0.1 million, or 0.6%, driven by a decrease of $1.2 million in compensation related costs, primarily related to lower headcount and bonus expense, which was offset by lower capitalized labor of $1.3 million as compared to the prior year period, which increases operating expenses.

Sales and Marketing Expenses

	Year Ended December 31,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Sales and marketing	$57,421	$59,364	$(1,943)	(3.3)%
Percentage of revenues	37.8%	39.7%

Sales and marketing expenses decreased $1.9 million, or 3.3%, from the same period in 2022. The decrease was primarily driven by a $3.0 million decrease in discretionary marketing expenses, which was partially offset by an increase of $0.8 million in operational costs, primarily discretionary marketing expenses.

General and Administrative Expenses

	Year Ended December 31,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
General and administrative	$31,273	$34,049	$(2,776)	(8.2)%
Percentage of revenues	20.6%	22.7%

General and administrative costs decreased $2.8 million or 8.2%, from prior year. The decrease was driven by a $1.9 million decrease in compensation related costs, primarily due to lower bonus expense in 2023, and a decrease of $1.0 million in other operating costs including recruiting, software, and insurance costs.

Depreciation

	Year Ended December 31,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Depreciation	$16,915	$17,487	$(572)	(3.3)%
Percentage of revenues	11.1%	11.7%

Depreciation expense decreased $0.6 million or 3.3% from the same period in 2022. The decrease was driven by the timing of assets being placed into service.

Restructuring

	Year Ended December 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Restructuring	$2,417	$—	$2,417	—%
Percentage of revenues	1.6%	—%

During 2023, the Company recorded restructuring charges of $2.4 million as part of an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%.

Proceeds from settlement

	Year Ended December 31,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Proceeds from settlement	$—	$2,061	$(2,061)	(100.0)%
Percentage of revenues	—%	1.4%

During the fourth quarter of 2022 the Company received proceeds from a legal settlement of $2.1 million.

Operating Income (Loss)

	Year Ended December 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Revenue	$151,878	$149,680	$2,198	1.5%
Operating income	6,288	5,560	$728	13.1%
Percentages of revenues	4.1%	3.7%

Operating income for the year ended December 31, 2023 was $6.3 million, a margin of 4.1%, compared to operating income of $5.6 million, a margin of 3.7%, for the same period in 2022. The increase in operating income and improved percentage margin was driven by higher revenues and a decrease in operational costs, as discussed above.

Income from equity method investment

	Year Ended December 31,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Income from equity method investment	$502	$1,597	$(1,095)	(68.6)%
Percentage of revenues	0.3%	1.1%

During the years ended December 31, 2023 and 2022, the Company recorded $0.5 million and $1.6 million, respectively, of income related to its proportionate share of eFC's net income. The Company records its proportionate share of eFC's net income three months in arrears. See note 7 of the notes to consolidated financial statements for additional information.
Impairment of investment

	Year Ended December 31,		Decrease	Percent Change
	2023	2022
	(in thousands, except percentages)
Impairment of investment	$300	$2,300	$(2,000)	(87.0)%
Percentage of revenues	0.2%	1.5%

During the years ended December 31, 2023 and 2022, the Company recognized a $0.3 million and $2.3 million, respectively, loss related to the impairment of an investment. See note 7 of the notes to consolidated financial statements for additional information.

Gain on investments

	Year Ended December 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Gain on investments	$614	$320	$294	91.9%
Percentage of revenues	0.4%	0.2%

During the year ended December 31, 2023, the Company recognized a $0.6 million gain from a partial sale of its 40% common share interest in eFC. During the year ended December 31, 2022, the Company recognized a $0.3 million gain from the sale of its 40% common share interest in Rigzone. See note 7 of the notes to consolidated financial statements for additional information.
Interest Expense and Other

	Year Ended December 31,		Increase	Percent Change
	2023	2022
	(in thousands, except percentages)
Interest expense and other	$3,482	$1,580	$1,902	120.4%
Percentage of revenues	2.3%	1.1%
Interest expense and other increased by $1.9 million, or 120.4%, from the same period in 2022 due to higher debt outstanding on our revolving credit facility during 2023 and higher interest rates.

Income Taxes

	Year Ended December 31,
	2023	2022
	(in thousands, except percentages)
Income before income taxes	$3,622	$3,597
Income tax expense (benefit)	131	(579)
Effective tax rate	3.6%	(16.1)%

A reconciliation between the income tax expense at the federal statutory rate and the reported income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate	$760	$755
Loss on sale of investments	(22,881)	—
Expiration of capital loss carryforward	4,680	—
Stock-based compensation	(399)	(1,130)
State tax expense, net of federal effect	80	139
Change in accrual for unrecognized tax benefits	263	(16)
Executive compensation	1,214	266
Research and development tax credits	(1,651)	(763)
Income from equity method investment	(105)	(335)
Change in valuation allowance	18,158	555
Other	12	(50)
Income tax expense (benefit)	$131	$(579)

Our effective income tax rate was 3.6% and (16.1)% for the years ended December 31, 2023 and 2022, respectively. The 2023 tax rate differed from the federal statutory rate primarily because of permanent book/tax differences in basis related to the sale of investments, the expiration of a capital loss carryforward, a tax benefit related to the vesting of stock-based compensation, deduction limitations on executive compensation, tax credits for research and development, and an increase in the valuation allowance for capital loss carryforwards. The 2022 tax rate differed from the federal statutory rate primarily because of a tax benefit related to the vesting of stock-based compensation, tax credits for research and development, and an increase in the valuation allowance associated with an investment.

Earnings per Share

	Year Ended December 31,
	2023	2022
	(in thousands, except per share amounts)
Net income	$3,491	$4,176

Weighted-average shares outstanding - basic	43,571	44,274
Weighted-average shares outstanding - diluted	44,496	46,533

Diluted earnings per share	$0.08	$0.09

Diluted earnings per share was $0.08 and $0.09 for the years ended December 31, 2023 and 2022, respectively. The lower 2023 earnings per share was driven by slightly lower net income, partially offset by lower diluted shares outstanding.

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

Adjusted EBITDA Margin is computed as Adjusted EBITDA divided by Revenues.

We also consider Adjusted EBITDA and Adjusted EBITDA Margin, as defined above, to be important indicators to investors because they provide information related to our ability to provide cash flows to meet future debt service, capital expenditures, and working capital requirements, and to fund future growth. We present Adjusted EBITDA and Adjusted EBITDA Margin as supplemental performance measures because we believe that these measures provide our Board, management and investors with additional information to measure our performance, provide comparisons from period to period by excluding potential differences caused by variations in capital structures (affecting interest expense) and tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and to estimate our value.

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
A reconciliation of Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021 follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$3,491	$4,176	$(29,742)
Interest expense	3,482	1,580	748
Income tax expense (benefit)	131	(579)	(629)
Depreciation	16,915	17,487	16,344
Non-cash stock based compensation	9,467	9,519	7,681
Income from equity method investment	(502)	(1,597)	(190)
Proceeds from settlement	—	(2,061)	—
Gain on investments	(614)	(320)	(1,198)
Impairment of right-of-use asset	—	—	1,919
Impairment of investment	300	2,300	—
Severance and related costs	1,167	445	1,969
Loss on discontinued operations, net of tax	—	—	29,340
Restructuring	2,417	—	—
Other	—	—	(80)
Adjusted EBITDA	$36,254	$30,950	$26,162

Reconciliation of Operating Cash Flows to Adjusted EBITDA:
Net cash provided by operating activities	$21,345	$36,035	$28,581
Interest expense	3,482	1,580	748
Amortization of deferred financing costs	(145)	(146)	(147)
Income tax expense (benefit)	131	(579)	(629)
Deferred income taxes	3,301	3,800	569
Change in accrual for unrecognized tax benefits	(263)	16	156
Change in accounts receivable	1,398	2,109	1,102
Change in deferred revenue	893	(4,718)	(10,075)
Discontinued operations results	—	—	(3,593)
Severance and related costs	1,167	445	1,969
Restructuring	2,417	—	—
Changes in working capital and other	2,528	(7,592)	7,481
Adjusted EBITDA	$36,254	$30,950	$26,162

A reconciliation of Adjusted EBITDA Margin for the years ended December 31, 2023, 2022 and 2021 follows (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	2021
Revenues	$151,878	$149,680	$119,903

Net income (loss)	$3,491	$4,176	$(29,742)
Net income (loss) margin(1)	2%	3%	(25)%

Adjusted EBITDA	$36,254	$30,950	$26,162
Adjusted EBITDA Margin(1)	24%	21%	22%
(1) Net income (loss) margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenues.

Liquidity and Capital Resources

Cash Flows

We have summarized our cash flows for the years ended December 31, 2023, 2022 and 2021 as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash from operating activities	$21,345	$36,035
Cash used in investing activities	(15,311)	(17,656)
Cash used in financing activities	(4,834)	(16,913)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At December 31, 2023, we had cash and borrowings of $4.2 million and $38.0 million, respectively, compared to $3.0 million and $30.0 million, respectively, at December 31, 2022.

Liquidity

Our principal internal sources of liquidity are cash on hand, as well as the cash flow that we generate from our operations. In addition, we had $62.0 million in borrowing capacity under our $100.0 million Credit Agreement at December 31, 2023, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash and cash equivalents, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Comparison of Years Ended December 31, 2023 and 2022

Operating Activities

Cash flows from operating activities is driven by earnings and is dependent on the amount and timing of billings and cash collections from our customers. Cash flows from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, changes in deferred tax assets and liabilities, stock based compensation, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $21.3 million and $36.0 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $14.7 million. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the year ended December 31, 2023 decreased as compared to the prior year due to the amount and timing of bonus payments, of payments to vendors, and of billings to and cash collections from our customers.

Investing Activities

During the year ended December 31, 2023, cash used in investing activities was $15.3 million compared to $17.7 million of cash used in investing activities during the year ended December 31, 2022. Cash used in investing activities during the year ended December 31, 2023 is comprised of $20.3 million of purchases of fixed assets, partially offset by $5.0 million of cash received from sale of investment. Cash used in investing activities during the year ended December 31, 2022 is primarily comprised of $18.0 million of purchases of fixed assets, which is primarily comprised of capitalized development costs as the Company continues to invest in its products.

Financing Activities

Cash used in financing activities during the year ended December 31, 2023 was $4.8 million primarily due to cash uses of $12.8 million, net, related to share repurchases, partially offset by $8.0 million of net proceeds on long-term debt. Cash used during the year ended December 31, 2022 was $16.9 million primarily due to cash uses of $23.4 million, net, related to share repurchases and $0.5 million from financing costs paid, partially offset by $7.0 million of net proceeds on long-term debt.

Financings and Capital Requirements

Credit Agreement

We have a $100 million revolving credit facility, which matures June 2027, with $38.0 million of outstanding borrowings on the facility at December 31, 2023, leaving $62.0 million available for future borrowings, subject to the terms of the Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. Assuming an interest rate of 7.71% (the rate in effect on December 31, 2023) on our current borrowings, interest payments are expected to be $2.9 million per year in years 2024 through 2026 and $1.5 million in 2027. The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2023, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 11 of the notes to consolidated financial statements and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of December 31, 2023 the value of our lease right-of-use asset was $4.8 million and the value of our lease liability was $8.5 million. See also Note 6 of the notes to consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of December 31, 2023, we recorded approximately $1.0 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2023 are $1.0 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next twelve months.

The Company's Board of Directors approved a stock repurchase program that permits the Company to repurchase its common stock. During the year ended December 31, 2023, the Company repurchased 1.7 million shares for $6.9 million. As of December 31, 2023, the value of shares available to be purchased under the current plan was $4.8 million. Management has discretion in determining the conditions under which shares may be purchased from time to time.

We anticipate capital expenditures in 2024 to be approximately $15 million to $17 million. We intend to use operating cash flows to fund capital expenditures.

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

Foreign Exchange Risk

Prior to June 30, 2021, we conducted business serving multiple markets, in four languages, mainly across Europe, Asia, Australia, and North America using the eFC name. Subsequent to June 30, 2021, our operations are conducted within the United States. As a result, our current operations are not subject to foreign exchange risk.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company's option, at the SOFR or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on the base rate, as determined by our most recent consolidated leverage ratio, plus an additional spread of 0.10%. As of December 31, 2023, we had outstanding borrowings of $38.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.4 million, based on the balances outstanding for these borrowings as of December 31, 2023.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of DHI Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DHI Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

The goodwill balance was $128.1M as of December 31, 2023. The fair value of the reporting unit exceeded its carrying value as of the measurement date, October 1, 2023, and therefore, no goodwill impairment was recognized. The carrying value of Dice was $23.8M as of December 31, 2023.The fair value of Dice exceeded its carrying value as of the measurement date, October 1, 2023, and therefore no impairment was recognized.

Given the significant estimates and assumptions management makes to estimate the fair value of the Tech-focused reporting unit and the Dice brand, performing auditing procedures to evaluate the reasonableness of management’s forecasts of revenue, EBITDA margin, the royalty rate and the discount rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, EBITDA margins and selection of the royalty and discount rates used by management to estimate the fair value of Tech-focused and Dice included the following, among others:

•We tested the effectiveness of controls over the Tech-focused reporting unit and Dice trademarks and brand name impairment tests, including controls related to management’s forecasts of revenue, EBITDA margin, royalty rate and the discount rates.

•We evaluated management’s ability to accurately forecast revenue growth rates and EBITDA margin by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts of revenues by comparing the forecasts of revenues to external market sources.

•With the assistance of our fair value specialists we evaluated the reasonableness of management’s selected long-term growth rate for revenue by comparing it to industry projections.

•With the assistance of our fair value specialists we evaluated the reasonableness of management’s selected royalty rate by comparing it to those of industry participants from external sources.

•With the assistance of our fair value specialists we evaluated the reasonableness of management’s selected discount rates by computing an independent estimate of those rates and the revenue growth rate through a peer analysis.

•We evaluated the reasonableness of management’s evaluation over ASC 350 qualitative impairment indicators of potential triggering events.

•We evaluated the reasonableness of management’s forecasts of revenues and EBITDA through the fiscal year-end date by comparing the fourth quarter forecast to actuals.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 8, 2024
We have served as the Company's auditor since 2005.

DHI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022                                             (in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$4,206	$3,006
Accounts receivable, net of allowance for doubtful accounts of $1,313 and $1,374	22,225	20,494
Income taxes receivable	221	—
Prepaid and other current assets	4,237	4,294
Total current assets	30,889	27,794
Fixed assets, net	25,272	21,252
Capitalized contract costs	6,364	9,677
Operating lease right-of-use assets	4,759	6,581
Investments	1,918	5,646
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	4,100	3,854
Total assets	$225,202	$226,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,408	$23,818
Deferred revenue	49,463	50,121
Income taxes payable	—	34
Operating lease liabilities	2,006	105
Total current liabilities	68,877	74,078
Deferred revenue	508	743
Operating lease liabilities	6,543	8,428
Long-term debt, net	38,000	30,000
Deferred income taxes	2,214	5,515
Accrual for unrecognized tax benefits	1,032	769
Other long-term liabilities	486	932
Total liabilities	117,660	120,465
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, 0.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, 0.01 par value, authorized 240,000; issued 78,764 and 76,442 shares, respectively; outstanding: 46,875 and 47,367 shares, respectively	789	766
Additional paid-in capital	261,824	251,632
Accumulated other comprehensive loss	(83)	(481)
Accumulated earnings	32,228	28,405
Treasury stock, 31,889 and 29,075 shares, respectively	(187,216)	(174,083)
Total stockholders’ equity	107,542	106,239
Total liabilities and stockholders’ equity	$225,202	$226,704
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2023, 2022 and 2021
(in thousands, except per share amounts)

	For the year ended December 31,
	2023	2022	2021
Revenues	$151,878	$149,680	$119,903
Operating expenses:
Cost of revenues	19,787	17,607	15,088
Product development	17,777	17,674	16,020
Sales and marketing	57,421	59,364	43,701
General and administrative	31,273	34,049	28,583
Depreciation	16,915	17,487	16,344
Impairment of right-of-use asset	—	—	1,919
Restructuring	2,417	—	—
Total operating expenses	145,590	146,181	121,655
Other operating income:
Proceeds from settlement	—	2,061	—
Operating income (loss)	6,288	5,560	(1,752)
Income from equity method investment	502	1,597	190
Gain on investments	614	320	1,198
Impairment of investment	(300)	(2,300)	—
Interest expense and other	(3,482)	(1,580)	(667)
Income (loss) before income taxes	3,622	3,597	(1,031)
Income tax expense (benefit)	131	(579)	(629)
Income (loss) from continuing operations	3,491	4,176	(402)
Loss from discontinued operations, net of tax	—	—	(29,340)
Net income (loss)	$3,491	$4,176	$(29,742)

Basic earnings (loss) per share - continuing operations	$0.08	$0.09	$(0.01)
Diluted earnings (loss) per share - continuing operations	$0.08	$0.09	$(0.01)

Basic earnings (loss) per share - discontinued operations	$—	$—	$(0.63)
Diluted earnings (loss) per share - discontinued operations	$—	$—	$(0.63)

Basic earnings (loss) per share	$0.08	$0.09	$(0.64)
Diluted earnings (loss) per share	$0.08	$0.09	$(0.64)

Weighted-average basic shares outstanding	43,571	44,274	46,333
Weighted-average diluted shares outstanding	44,496	46,533	46,333

See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2023, 2022 and 2021
(in thousands)

	For the year ended December 31,
	2023	2022	2021
Net income (loss)	$3,491	$4,176	$(29,742)

Other comprehensive income (loss):
Foreign currency translation adjustment	198	(420)	395
Cumulative translation adjustments reclassified to the Statements of Operations	200	—	28,063
Total other comprehensive income (loss)	398	(420)	28,458
Comprehensive income (loss)	$3,889	$3,756	$(1,284)
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2023, 2022, and 2021 (in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at January 1, 2021	—	$—	71,233	$714	$233,554	20,013	$(132,150)	$53,971	$(28,519)	$127,570
Net loss								(29,742)		(29,742)
Other comprehensive income									395	395
Cumulative translation adjustments reclassified to the Statements of Operations									28,063	28,063
Stock based compensation					8,303					8,303
Restricted stock issued			2,267	23	(5)					18
Performance-based restricted stock unites eligible to vest			813	8						8
Restricted stock forfeited or withheld to satisfy tax obligations			(685)	(7)	2	666	(2,073)			(2,078)
Performance based restricted stock forfeited or withheld to satisfy tax obligations			(44)	—		244	(907)			(907)
Purchase of treasury stock under stock repurchase plan						3,905	(15,268)			(15,268)
Balance at December 31, 2021	—	—	73,584	738	241,854	24,828	(150,398)	24,229	(61)	116,362
Net income								4,176		4,176
Other comprehensive loss									(420)	(420)
Stock based compensation					9,519					9,519
Restricted stock issued			1,242	11	(11)					—
Performance-based restricted stock units eligible to vest			1,773	18	(18)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(132)	(1)	1	592	(3,197)			(3,197)
Performance based restricted stock forfeited or withheld to satisfy tax obligations			(93)	(1)	1	368	(1,958)			(1,958)
Issuance of common stock upon ESPP purchase			68	1	286					287
Purchase of treasury stock under stock repurchase plan						3,287	(18,530)			(18,530)
Balance at December 31, 2022	—	—	76,442	766	251,632	29,075	(174,083)	28,405	(481)	106,239
Net income								3,491		3,491
Other comprehensive income									198	198
Cumulative translation adjustments reclassified to the Statements of Operations									200	200
Stock based compensation					9,916					9,916
Restricted stock issued			1,748	17	(17)					—
Performance-based restricted stock units eligible to vest			1,288	13	(13)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(502)	(5)	5	556	(2,900)			(2,900)
Performance based restricted stock forfeited or withheld to satisfy tax obligations			(326)	(3)	3	597	(3,337)			(3,337)
Issuance of common stock upon ESPP purchase			114	1	298					299
Cumulative-effect of new accounting principle (See Note 2)								332		332
Purchase of treasury stock under stock repurchase plan						1,661	(6,896)			(6,896)
Balance at December 31, 2023	—	$—	78,764	$789	$261,824	31,889	$(187,216)	$32,228	$(83)	$107,542

See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2023, 2022 and 2021
(in thousands)

	For the year ended December 31,
	2023	2022	2021
Cash flows from (used in) operating activities:
Net income (loss)	$3,491	$4,176	$(29,742)
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	16,915	17,487	17,118
Deferred income taxes	(3,301)	(3,800)	(569)
Amortization of deferred financing costs	145	146	147
Stock based compensation	9,916	9,519	8,303
Income from equity method investment	(502)	(1,597)	(190)
Gain on investments	(614)	(320)	(1,198)
Impairment of investment	300	2,300	—
Impairment of right-of-use asset	—	—	1,919
Change in accrual for unrecognized tax benefits	263	(16)	(156)
Loss on disposition of discontinued operations	—	—	30,203
Changes in operating assets and liabilities:
Accounts receivable	(1,398)	(2,109)	(1,102)
Prepaid expenses and other assets	(335)	(1,479)	(1,032)
Capitalized contract costs	3,313	(545)	(2,990)
Accounts payable and accrued expenses	(7,093)	7,778	(1,520)
Income taxes receivable/payable	(255)	388	261
Deferred revenue	(893)	4,718	10,075
Other, net	1,393	(611)	(946)
Net cash flows from operating activities	21,345	36,035	28,581
Cash flows from (used in) investing activities:
Cash transferred with discontinued operations	—	—	(3,195)
Cash paid for investment	—	—	(3,000)
Cash received from sale of investments	4,941	320	1,198
Purchases of fixed assets	(20,252)	(17,976)	(14,307)
Net cash flows used in investing activities	(15,311)	(17,656)	(19,304)
Cash flows from (used in) financing activities:
Payments on long-term debt	(25,000)	(11,000)	(11,000)
Proceeds from long-term debt	33,000	18,000	14,000
Financing costs paid	—	(515)	—
Payments under stock repurchase plan	(6,896)	(18,530)	(15,409)
Purchase of treasury stock related to vested restricted and performance stock units	(6,237)	(5,155)	(2,978)
Proceeds from issuance of common stock through ESPP	299	287	—
Net cash flows used in financing activities	(4,834)	(16,913)	(15,387)
Effect of exchange rate changes	—	—	10
Net change in cash for the period	1,200	1,466	(6,100)
Cash, beginning of period	3,006	1,540	7,640
Cash, end of period	$4,206	$3,006	$1,540
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

DHI Group, Inc. (“DHI,” the “Company,” “we,” “us” or “our”), a Delaware corporation, was incorporated on June 28, 2005. DHI is a leading provider of data, insights and employment connections through its specialized services for technology professionals and other select online communities. Its mission is to empower tech professionals and organizations to compete and win through expert insights and relevant employment connections. Employers and recruiters use its websites and services to source, hire and connect with the most qualified and highly-skilled tech professionals, while professionals use our websites and services to find ideal employment opportunities, relevant job advice and tailored career-related data. For over 30 years, through its predecessor companies, the Company was built on providing employers and professionals with career connections, news, tools and information.

On June 30, 2021, the Company transferred majority ownership and control of its eFinancialCareers ("eFC") business to eFC's management, while retaining a 40% common share interest, which was reduced to 10% in the third quarter of 2023. The eFC business was significant to the Company and the transfer was considered to be a strategic shift from the financial services industry and from the geographies eFC serves that had a major effect on the Company's operations. As a result, the eFC business was deconsolidated from the Company's consolidated financial statements as of June 30, 2021 and is reflected as a discontinued operation in the Consolidated Statements of Operations for the year ended December 31, 2021. For further information on discontinued operations, see Note 4, “Discontinued Operations.” Unless noted otherwise, discussion in the notes to the consolidated financial statements pertain to continuing operations.

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

Cash—Cash consists of demand deposits with financial institutions.

Concentration of Credit Risk—Cash is maintained with several financial institutions. Cash potentially subjects the Company to a concentration of credit risk as substantially all of its deposits held in financial institutions were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits as of December 31, 2023 and 2022.

The Company performs credit evaluations of its customers’ financial condition as needed and does not require collateral on accounts receivable. No single customer represents 10% or more of accounts receivable as of December 31, 2023 and 2022 and no single customer represents 10% or more of revenues for the years ended December 31, 2023, 2022 and 2021.

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Statements of Cash Flows—All bank deposits are considered cash.

The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2023	2022	2021
Supplemental cash flow information:
Interest paid	$3,471	$1,480	$825
Taxes paid	3,450	2,849	393
Non-cash investing and financing activities:
Capital expenditures on fixed assets included in accounts payable and accrued expenses	1,009	327	144

Fixed Assets—Depreciation of equipment, furniture and fixtures, computer software and capitalized website development costs are provided under the straight-line method over estimated useful lives ranging from two to five years. Depreciation of leasehold improvements is provided over the shorter of the term of the related lease or the estimated useful life of the improvement. The cost of additions and improvements is capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

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

Cloud Computing Arrangements—The Company incurs costs to implement cloud computing arrangements that are hosted by third party vendors. Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application-development stage. The capitalized costs are amortized on a straight-line basis over approximately three years, which reflects the estimated useful life or contractual term of the underlying contract. Capitalized amounts related to such arrangements are recorded within other non-current assets in the Consolidated Balance Sheets.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Contract Costs—The Company capitalizes certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. For costs incurred to obtain new business sales contracts, the Company capitalizes and expenses these costs over an average customer life, which was approximately three years as of December 31, 2023. For the remaining sales contracts, the Company capitalizes and expenses these costs over a weighted average contract term, which was approximately one year as of December 31, 2023. See Note 5 for additional disclosures.

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

Equity Method Investments—The Company has a 40% non-controlling common share interest in the eFC (adjusted to 10% as of the third quarter of 2023) and Rigzone (adjusted to zero percent as of the second quarter of 2022) businesses as the Company does not have the ability to direct the activities of the businesses that most significantly impact their economic performance. The common share interests in eFC and Rigzone, during the periods of ownership, are being accounted for under the equity method of accounting as the Company does have the ability to exercise significant influence over the businesses. The recorded value is adjusted based on the Company's proportionate share of the businesses net income and is recorded three months in arrears. See Note 7 for additional disclosures.

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

Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2023, 2022 and 2021 were $14.9 million, $17.9 million and $12.5 million, respectively.

Income Taxes—The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are stock-based compensation, amortization and impairment of intangible assets, depreciation of fixed assets, operating lease assets and liabilities, and capitalized contract costs.

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

New Accounting Pronouncements— In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current "incurred loss" model with an "expected loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of a financial asset. The Company adopted ASU 2016-13 on January 1, 2023, under the modified retrospective method as required by the standard. The Company recorded a cumulative-effect adjustment of $0.3 million to increase accumulated earnings and reduce the allowance for doubtful accounts as of January 1, 2023. Prior period amounts were not adjusted and will continue to be reported under the accounting standards in effect for the period presented.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The new accounting standard relates to disclosures about a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with retrospective application required. We are evaluating the effect of the standard on our consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The new accounting standard requires more detailed disclosures regarding the effective tax rate reconciliation and income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024, and may be applied on either a prospective or retrospective basis, with early adoption permitted. We are evaluating the effect of the standard on our consolidated financial statement disclosures.

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

On June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest. On June 30, 2021, the Company valued its 40% interest in eFC utilizing a combination of a discounted cash flow and a market approach. The discounted cash flow included declining revenues for the years ending December 31, 2021 and 2022 as compared to the year ended December 31, 2020 and then increasing moderately. The discounted cash flow also included operating margin declines for the year ending December 31, 2022 compared to the year ending December 31, 2021 and then increasing moderately. The Company utilized a discount rate of 19%. The market approach included the analysis of data from transactions on guideline companies and applied multiples of those transactions to eFC's results. During the third quarter of 2023, the Company sold a portion of its ownership in eFC reducing its total interest in eFC from 40% to 10%.

Impairment—The Company performs annual impairment tests for goodwill and the Dice trademarks and brand name as of October 1 of each year or more frequently if indicators of potential impairment exist. See Notes 9 and 10 for additional disclosures. The Company evaluates the carrying value of equity investments at each reporting period as described in Note 7.

4.    DISCONTINUED OPERATIONS

As further described in Notes 1 and 7, on June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest. As a result, we have reflected eFC's financial results as discontinued operations in the consolidated statements of operations for the year ended December 31, 2021.

The results of discontinued operations on the consolidated statements of operations were as follows for the year ended December 31, 2021 (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues	$12,130
Operating expenses	(10,821)
Operating income	1,309
Loss on disposition of discontinued operations(1)	(30,203)
Other income	1
Loss before income taxes	(28,893)
Income tax expense	447
Net loss	$(29,340)

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

During the third quarter of 2023, the Company sold a portion of its ownership in eFC reducing its total interest in eFC from 40% to 10%.

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

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Dice (1)	$102,584	$106,957	$86,257
ClearanceJobs	49,294	42,723	33,646
Total	$151,878	$149,680	$119,903

(1) Includes Dice and Career Events.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
Receivables	$22,225	$20,494	$18,385
Short-term contract liabilities (deferred revenue)	49,463	50,121	45,217
Long-term contract liabilities (deferred revenue)	508	743	929

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

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$50,141	$45,311	$35,692

Transaction price allocated to the remaining performance obligations
Under the guidance of Topic 606, the following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	2024	2025	2026	Total
Tech-focused	$49,463	$419	$89	$49,971

6. LEASES

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. Our recorded lease right-of-use asset and lease liability were each reduced $2.1 million as of December 31, 2022, which represents a tenant improvement allowance that was consumed in 2023.

The components of lease cost were as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost[1]	$1,945	$2,103	$2,277
Sublease income	(399)	(475)	(543)
Total lease cost[2]	$1,546	$1,628	$1,734

(1) Includes short-term and variable lease costs, which are immaterial.
(2) Total lease costs is recorded in general and administrative expenses in the consolidated statements of operations.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,309	$2,703	$2,299

Right-of-use assets obtained in exchange for lease obligations:
Operating leases[1]	$—	$1,542	$—
(1) During the year ended December 31, 2022, our right-of-use asset obtained in exchanged for lease obligations was reduced by $2.1 million, which represents a tenant improvement allowance that was consumed in 2023.

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets (as reported)[1]	$4,759	$6,581

Operating lease liabilities - current	$2,006	$2,231
Less: tenant improvement allowance[1]	—	(2,126)
Operating lease liabilities - current (as reported)	2,006	105
Operating lease liabilities - non-current (as reported)	6,543	8,428
Total operating lease liabilities	$8,549	$8,533

Weighted Average Remaining Lease Terms (in years)
Operating leases	6.2 years	5.8 years

Weighted Average Discount Rate
Operating leases	4.5%	4.4%
(1) At December 31, 2022, our right-of-use asset includes a reduction of $2.1 million, which represents a tenant improvement allowance that was consumed in 2023.

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. During the year ended December 31, 2021, due to the continuing impacts of COVID-19 on the real estate markets and its impact on the future cash flows attributable to its ROU assets, the Company recorded an impairment charge of $1.9 million. No impairment was recorded during the years ended December 31, 2023 and 2022.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, future operating lease payments were as follows (in thousands):

Operating Leases

2024	$2,170
2025	2,419
2026	1,474
2027	575
2028	501
Thereafter	2,939
Total lease payments	10,078
Less: imputed interest	(1,529)
Less: tenant improvement allowance	—
Total	$8,549

As of December 31, 2023, the Company has no additional operating or finance leases that have not yet commenced. No leases include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any lease agreements with related parties.
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

In the third quarter of 2022, a Qualified Financing occurred and the Note was converted into preferred shares representing 4.9% of the outstanding equity in the underlying business, on a fully-diluted basis. The Company's preferred shares are substantially similar to shares purchased by a third party investor in the Qualified Financing that resulted in such investor becoming the majority owner of the business, holding 50.5% of the outstanding equity in the business, on a fully-diluted basis. Therefore, the Company's shares in the business were recorded at fair value based on the price per share realized in the Qualified Financing. The value of the Company's investment was $0.7 million as of December 31, 2022 and is recorded as an investment in the consolidated balance sheet. Accordingly, the Company recognized an impairment loss during the year ended December 31, 2022 of $2.3 million. During the third quarter of 2023, the majority investor purchased additional shares of the business as was contemplated in, and at the same price as, in the Qualified Financing and additional equity based compensation was issued to the investment's management team. As a result, the majority investor's ownership was reduced to 44.8% and the Company's ownership was reduced to 4.1%, both on a fully-diluted basis, as of December 31, 2023.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2023, the investment's financial position deteriorated. To meet its financial obligations, the investment issued convertible debt (the "Convertible Debt") at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to $0.4 million and accordingly, recognized an impairment loss of $0.3 million during the third quarter of 2023.

The Company has elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of December 31, 2023, subsequent to the Qualified Financing, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at the value realized in the Qualified Financing as of December 31, 2023, as described above.

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

As further described in Notes 1 and 4, on June 30, 2021, the Company transferred majority ownership and control of its eFC business to eFC's management, while retaining a 40% common share interest with zero proceeds received from the transfer. The Company incurred approximately $0.1 million in selling costs and recognized a $30.2 million loss on the transfer in the second quarter of 2021, which included a $28.1 million charge related to accumulated foreign currency loss that was previously a reduction to equity. During the third quarter of 2023, the Company sold a portion of its ownership in eFC reducing its total interest in eFC from 40% to 10%. As a result of the sale, the Company received cash of $4.9 million and recognized a $0.6 million gain, which included a $0.2 million charge related to accumulated foreign currency loss that was previously a reduction to equity.

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC is amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Accordingly, the Company recorded amortization of $0.1 million during the year ended December 31, 2023. The amortization was not material for the years ended December 31, 2022 and 2021. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $0.5 million, $1.6 million and $0.2 million, respectively, of income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference.

At December 31, 2023, the Company held preferred stock representing a 7.3% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of December 31, 2023 and 2022. The Company recorded no gain or loss related to the investment during the years ended December 31, 2023, 2022, and 2021.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    FIXED ASSETS, NET

Fixed assets, net consist of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Computer equipment and software	$3,921	$4,147
Furniture and fixtures	686	2,410
Leasehold improvements	3,961	1,817
Capitalized development costs	63,931	59,018
	72,499	67,392
Less: Accumulated depreciation and amortization	(47,227)	(46,140)
Fixed assets, net	$25,272	$21,252

During the years ended December 31, 2023, 2022, and 2021, depreciation expense was $16.9 million, $17.5 million, and $16.3 million, respectively.

9.    ACQUIRED INTANGIBLE ASSETS, NET

As of December 31, 2023 and 2022, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice.com trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded.

The impairment test performed as of October 1, 2023 resulted in the fair value of the Dice trademarks and brand name exceeding the carrying value by 51%. The Company's operating results attributable to the Dice trademarks and brand name for the fourth quarter of 2023 and estimated future results as of December 31, 2023 approximate the projections used in the October 1, 2023 analysis. As a result, the Company believes it is not more likely than not that the fair value of the Dice trademarks and brand name is less than the carrying value as of December 31, 2023. Therefore, no quantitative impairment test was performed as of December 31, 2023. No impairment was recorded during the years ended December 31, 2023, 2022 and 2021.

The Company’s ability to achieve the projections used in the October 1, 2023 analysis may be impacted by, among other things, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. In the October 1, 2023 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0%, which is based on comparable industry licensing agreements and the profitability attributable to the Dice trademarks and brand name, and a discount rate of 13.1%.

The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. We consider factors such as historical performance, anticipated market conditions, revenues, operating expense trends and capital expenditure requirements. Changes in our strategy and/or changes in market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. If projections are not achieved, the Company could realize an impairment in the foreseeable future.

10.    GOODWILL

As of December 31, 2023, the Company has goodwill of $128.1 million, which was all allocated to the Tech-focused reporting unit. There were no changes to goodwill during the years ended December 31, 2023, 2022, and 2021.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The annual impairment test for the Tech-focused reporting unit performed as of October 1, 2023 resulted in the fair value of the reporting unit being substantially in excess of the carrying value. Results for the Tech-focused reporting unit for the fourth quarter of 2023 and estimated future results as of December 31, 2023 approximate the projections used in the October 1, 2023 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of December 31, 2023. Therefore, no quantitative impairment test was performed as of December 31, 2023. No impairment was recorded during the years ended December 31, 2023, 2022 and 2021.

The discount rate applied for the Tech-focused reporting unit in the October 1, 2023 analysis was 12.1%. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. There were no borrowings in pounds sterling as of December 31, 2023 and 2022. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2023, the Company was in compliance with all of the financial covenants under the Credit Agreement.

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

The amounts borrowed as of December 31, 2023 and 2022 are as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Long-term debt under revolving credit facility(1)	$38,000	$30,000

Available to be borrowed under revolving facility(2)	$62,000	$70,000

Interest rates:
LIBOR rate loans:
Interest margin(3)	2.35%	2.35%
Actual interest rates	7.71%	6.67%

Commitment Fee	0.40%	0.40%

(1) In connection with the Credit Agreement, during the second quarter of 2022, the Company recorded deferred financing costs of $0.7 million recorded to other assets on the condensed consolidated balance sheets. Accumulated amortization as of December 31, 2023 was $0.2 million.

(2) The amount available to be borrowed is subject to certain limitations, such as a consolidated leverage ratio, as defined in the Credit Agreement.
(3) Includes additional spread of 0.10%.

There are no scheduled payments until maturity of the Credit Agreement in June 2027.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the stock repurchase plans approved by the Board of Directors:

	May 2020 to May 2021(1)	Feb 2021 to Jun 2022(2)	Feb 2022 to Feb 2023(3)	Feb 2023 to Feb 2024(4)
Approval Date	May 2020	February 2021	February 2022	February 2023
Authorized Repurchase Amount of Common Stock	$5 million	$20 million	$15 million	$10 million
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

(3) During February 2023, the stock repurchase program approved in February 2022 expired with a total of 2.6 million shares purchased for $14.7 million.
(4) On February 9, 2023, the Company announced that its Board approved a new stock repurchase program that permits the purchase of up to $10.0 million of the Company's common stock through February 2024.

As of December 31, 2023, the value of shares available to be purchased under the current plan was $4.8 million.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Year Ended December 31,
	2023	2022	2021
Shares repurchased(1)	1,661,278	3,287,096	3,905,050
Average purchase price per share(2)	$4.17	$5.66	$3.92
Dollar value of shares repurchased (in thousands)(3)	$6,928	$18,596	$15,323
(1) No shares of our common stock were purchased other than through a publicly announced plan or program.
(2) Average price paid per share includes costs associated with the repurchases.
(3) The value of shares repurchased as of December 31, 2023, 2022, and 2021 includes $33,331, $65,990, and $55,780, respectively, of costs associated with the repurchase.

There were 19,220 and 48,260 unsettled shares as of December 31, 2022 and 2021, respectively. No shares were unsettled as of December 31, 2023.

Stock Repurchases Pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated-Under the 2022 Omnibus Equity Award Plan, as Amended and Restated as further described in Note 15 to the consolidated financial statements, the

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company repurchases its common stock withheld for income tax from the vesting of employee restricted stock or ("PSUs"). The Company remits the value, which is based on the closing share price on the vesting date of the common stock withheld to the appropriate tax authority on behalf of the employee and the related shares become treasury stock.

Purchases of the Company's common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated were as follows:

	Year Ended December 31,
	2023	2022	2021
Shares repurchased upon restricted stock/PSU vesting	1,152,993	948,582	910,171
Average purchase price per share	$5.41	$5.43	$3.27
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$6,237	$5,155	$2,978

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

Dividends—No dividends were declared during the years ended December 31, 2023, 2022 or 2021. Our Credit Agreement limits our ability to declare and pay dividends. See Note 11 for additional disclosures.

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS

FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. During the year ended December 31, 2021, the Company had $28.1 million of currency translation adjustments reclassified to the Statements of Operations related to the removal of eFC's net assets. The Company had no amounts reclassified out of accumulated other comprehensive income for the year ended December 31, 2022. During the year ended December 31, 2023, the Company had $0.2 million of currency translation adjustments reclassified to the Statements of Operations related to selling a portion of its eFC ownership. The foreign currency translation adjustments impact

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprehensive income. Accumulated other comprehensive income (loss), net consists of the following components, net of tax (in thousands):

	Year Ended December 31,
	2023	2022	2021
Foreign currency translation:
Balance at beginning of year	$(481)	$(61)	$(28,519)
Foreign currency translation adjustment	198	(420)	395
Cumulative translation adjustments reclassified to the Statements of Operations	200	—	28,063
Balance at end of year	$(83)	$(481)	$(61)

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

The Company recorded stock based compensation expense of $9.9 million, $9.5 million, and $8.3 million during the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023, there was $9.9 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.0 years.

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

A summary of the status of restricted stock awards as of December 31, 2023, 2022, and 2021 and the changes during the periods then ended is presented below:

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2023		2022		2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,639,286	$3.96	3,371,832	$2.80	3,877,853	$2.49
Granted	1,748,172	$4.95	1,238,331	$5.13	2,267,683	$2.98
Forfeited	(502,018)	$5.22	(132,218)	$3.43	(684,976)	$2.73
Vested	(1,552,004)	$3.78	(1,838,659)	$2.68	(2,088,728)	$2.43
Non-vested at end of period	2,333,436	$4.55	2,639,286	$3.96	3,371,832	$2.80
Expected to vest	2,333,436	$4.55	2,639,286	$3.96	3,371,832	$2.80

PSUs—PSUs are granted to employees of the Company and its subsidiaries. The fair value of the PSUs are measured at the grant date fair value of the award, which was determined based on an analysis of the probable performance outcomes. The performance period is over one year and is based on the achievement of bookings targets during the year of grant, as defined in the agreement. The earned shares will then vest over a three year period, one-third on each of the first, second, and third anniversaries of the grant date, or if later, the date the Compensation Committee certifies the performance results with respect to the performance period.

There were no cash flow impacts resulting from the grants.

A summary of the status of PSUs as of December 31, 2023, 2022, and 2021 and the changes during the periods then ended, is presented below:

	Year Ended December 31,
	2023		2022		2021
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,086,933	$3.48	1,593,775	$2.62	1,352,438	$2.50
Granted(1)	1,552,715	$5.28	1,553,332	$3.77	990,000	$2.62
Forfeited(2)	(603,836)	$5.15	(93,341)	$2.40	(161,946)	$2.63
Vested	(1,418,850)	$3.54	(966,833)	$2.64	(586,717)	$2.32
Non-vested at end of period	1,616,962	$4.52	2,086,933	$3.48	1,593,775	$2.62
Expected to vest	1,616,962	$4.52	2,086,933	$3.48	1,593,775	$2.62
(1) PSUs granted includes 587,587 additional PSUs granted in the first quarter of 2023 related to the bookings achievement for the performance period ended December 31, 2022 and 853,332 additional PSUs granted in the first quarter of 2022 related to the bookings achievement for the performance period ended December 31, 2021.

(2)PSUs forfeited includes 48,633 PSUs forfeited in the first quarter of 2021 related to the bookings achievement for the performance period ended December 31, 2020.

Stock Options—No stock options were granted during the years ended December 31, 2023, 2022, and 2021, and there were no stock options outstanding as of December 31, 2023, 2022 and 2021. During the year ended December 31, 2021, 110,000 stock options were forfeited.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the purchase date. The first offering period commenced January 1, 2022. During the years ended December 31, 2023 and 2022, 114,002 and 67,905 shares, respectively, were issued under the plan. No shares were issued during the year ended December 31, 2021.

16.    INCOME TAXES

Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Capital loss carryforward	$22,976	$4,904
Allowance for doubtful accounts	349	380
Depreciation of fixed assets	989	—
Provision for accrued expenses and other, net	893	1,040
Investments	620	534
Stock-based compensation	2,505	2,692
Operating lease liabilities	2,102	2,066
Tax credit carryforward	311	303
	30,745	11,919
Less valuation allowance	23,852	5,694
Deferred tax asset, net of valuation allowance	6,893	6,225
Deferred tax liabilities:
Acquired intangibles	(6,355)	(6,325)
Depreciation of fixed assets	—	(1,416)
Capitalized contract costs	(1,578)	(2,391)
Operating lease assets	(1,174)	(1,608)
Deferred tax liability	(9,107)	(11,740)
Net deferred tax liability	$(2,214)	$(5,515)

The Company had deferred tax assets of $23.0 million and $4.9 million, respectively, at December 31, 2023 and 2022 related to capital loss carryforwards and $0.3 million at December 31, 2023 and 2022 related to tax credit carryforwards. The capital losses expire in 2024 through 2028, and the tax credits expire in 2025 through 2032. The Company has recorded valuation allowances of $23.9 million and $5.7 million, respectively, at December 31, 2023 and 2022 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.

Tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Current income tax expense (benefit):
Federal	$2,631	$2,478	$(332)
State	801	743	154
Current income tax expense (benefit)	3,432	3,221	(178)
Deferred income tax expense (benefit):
Federal	(2,648)	(3,173)	(414)
State	(653)	(627)	(37)
Deferred income tax expense (benefit)	(3,301)	(3,800)	(451)
Income tax expense (benefit)	$131	$(579)	$(629)

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between tax expense (benefit) at the federal statutory rate and the reported income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	$760	$755	$(216)
Loss on sale of investments	(22,881)	—	(251)
Expiration of capital loss carryforward	4,680	—	—
Stock-based compensation	(399)	(1,130)	(84)
State tax expense, net of federal effect	80	139	110
Change in accrual for unrecognized tax benefits	263	(16)	(155)
Executive compensation	1,214	266	541
Research and development tax credits	(1,651)	(763)	(478)
Income from equity method investment	(105)	(335)	—
Change in valuation allowance	18,158	555	—
Other	12	(50)	(96)
Income tax expense (benefit)	$131	$(579)	$(629)
Effective tax rate	3.6%	(16.1)%	61.0%

An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2023 and 2022, the Company's accrual for unrecognized tax benefits consists of the following:

	2023	2022
Unrecognized tax benefits	$979	$734
Estimated accrued interest and penalties	53	35
Accrual for unrecognized tax benefits, as recorded	$1,032	$769

During the years ended December 31, 2023, 2022 and 2021, interest expense (income) and penalties recorded in the consolidated statements of operations were $18,000, $(20,000), and $(27,000), respectively. Following is a reconciliation of the amounts of unrecognized tax benefits, net of tax and excluding interest and penalties, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Unrecognized tax benefits—beginning of period	$734	$730	$858
Increases in tax positions related to current year	282	194	165
Increases (decreases) in tax positions related to prior year	131	—	(42)
Lapse of statute of limitations	(168)	(190)	(251)
Unrecognized tax benefits—end of period	$979	$734	$730

The foregoing table indicates unrecognized tax benefits, net of tax and excluding interest and penalties. The balance of gross unrecognized benefits was $1.0 million, $0.8 million, and $0.8 million at December 31, 2023, 2022, and 2021, respectively. If the unrecognized tax benefits at December 31, 2023, 2022, and 2021 were recognized in full, tax benefits of $1.0 million, $0.8 million, and $0.8 million, respectively, would affect the effective tax rate.

The Company has filed income tax returns in the U.S. and various foreign jurisdictions. The foreign returns relate to the eFC business, of which the Company transferred a majority interest and control to eFC's management on June 30, 2021. See Notes 1 and 4 for additional disclosures. The Company is generally no longer subject to examinations by U.S. federal tax authorities for tax years prior to 2020, or by U.S. state and foreign authorities for tax years prior to 2019. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized by the end of 2024 as a result of a lapse of the statute of limitations.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    EMPLOYEE SAVINGS PLAN

The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $2.4 million, $2.1 million, and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, to match employee contributions to the Savings Plan.

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

	2023	2022	2021
Income (loss) from continuing operations	$3,491	$4,176	$(402)
Income (loss) from discontinued operations, net of tax	$—	$—	$(29,340)
Net Income (loss)	$3,491	$4,176	$(29,742)

Weighted-average shares outstanding—basic	43,571	44,274	46,333
Add shares issuable from stock-based awards(1)	925	2,259	—
Weighted-average shares outstanding—diluted	$44,496	$46,533	$46,333

Basic earnings (loss) per share - continuing operations	$0.08	$0.09	$(0.01)
Diluted earnings (loss) per share - continuing operations	$0.08	$0.09	$(0.01)

Basic earnings (loss) per share - discontinued operations	$—	$—	$(0.63)
Diluted earnings (loss) per share - discontinued operations	$—	$—	$(0.63)

Basic earnings (loss) per share	$0.08	$0.09	$(0.64)
Diluted earnings (loss) per share	$0.08	$0.09	$(0.64)

Shares excluded from the calculation of diluted earnings per share(2)	2,009	137	—

(1) For the twelve months ended December 31, 2021, 2.6 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss from continuing operations.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2023 and has issued a report regarding its assessment included herein.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulations S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this Item will be set forth in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders (the "Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2023 and is incorporated herein by reference.

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

10.1†
The DHI Group, Inc. 2012 Omnibus Equity Award Plan, as amended and restated on March 11, 2020 (the "2023 Equity Plan") (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-182756) filed on October 9, 2020).

10.2†
Form of Restricted Stock Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-8 (File No. 333-182756) filed on July 19, 2012).

10.3†
Form of Performance-Based Restricted Stock Unit Award Agreement under the 2012 Equity Plan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-33584) filed on August 1, 2019).

10.4†
DHI Group, Inc. 2022 Omnibus Equity Award Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584), filed on April 28, 2023).

10.5†
Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the DHI Group, Inc. 2022 Omnibus Equity Award Plan, as Amended and Restated (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-33584), filed on August 2, 2023).

10.6†
Form of Restricted Stock Award Agreement pursuant to the DHI Group, Inc. 2022 Omnibus Equity Award Plan, as Amended and Restated (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-33584), filed on August 2, 2023).

10.7†
Form of Performance-Based Restricted Stock Unit Award Agreement pursuant to the DHI Group, Inc. 2022 Omnibus Equity Award Plan, as Amended and Restated (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-33584), filed on August 2, 2023).

10.8†	The Employee Stock Purchase Plan (the “ESPP”) (incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-182756) filed on October 9, 2020).
10.9†
Employment Agreement, dated as of April 24, 2019, between Dice, Inc. and Chris Henderson (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-33584) filed on August 1, 2019.

10.10†
Employment Agreement, dated as of February 19, 2019, between Dice, Inc. and Paul Farnsworth (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-33584) filed on May 2, 2019.

10.11†
The DHI Group, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.12#
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

10.13†
Employment Agreement and Addendum to Employment Agreement dated as of April 9, 2018 between DHI Group, Inc., Dice Inc. and Art Zeile (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-33584) filed on August 2, 2018).

10.14*†
Employment Agreement and Addendum to Employment Agreement dated as of October 17, 2019, between DHI Group, Inc. and Arie Kanofsky (incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-33584), filed on February 10, 2023).

10.15†
Employment Agreement dated as of December 12, 2019 among DHI Group, Inc., Dice Inc. and Kevin Bostick (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on December 13, 2019).

10.16*†
First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of December 12, 2019 between Dice, Inc. and Kevin Bostick (incorporated by reference from Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-33584) filed on February 11, 2022).

10.17*†
First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of April 24, 2019 between Dice, Inc. and Chris Henderson (incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31. 2021 (File No. 001-33584) filed on February 11, 2022).

10.18*†
First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of February 19, 2019 between Dice, Inc. and Paul Farnsworth (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-33584) filed on February 11, 2022).

10.19*†
First Amendment, dated as of February 8, 2022, to Employment Agreement dated as of October 17, 2019 between Dice, Inc. and Arie Kanofsky (incorporated by reference from Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-33584) filed on February 11, 2022).

10.20†
General Release, dated as of May 17, 2023, between DHI Group, Inc. and Chris Henderson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584) filed on May 19, 2023).

10.21†
General Release, dated as of August 10, 2023, between DHI Group, Inc. and Kevin Bostick (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584), filed on August 11, 2023).

10.22†
Employment Agreement, dated as of October 24, 2023, between DHI Group, Inc. and Raime Leeby Muhle (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584), filed on October 30, 2023).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Raime Leeby Muhle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Raime Leeby Muhle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*†	DHI Group, Inc. Incentive Compensation Recovery Policy.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

*	Filed herewith.
**	Furnished herewith.
†	Identifies a management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.
(b)	Financial Statement Schedules.

Page
Schedule II—Consolidated Valuation and Qualifying Accounts	86

SCHEDULE II
DHI GROUP, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2021, 2022 and 2023
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2021	$1,001	$330	$(598)	$733
Year ended December 31, 2022	733	1,469	(828)	1,374
Year ended December 31, 2023	1,374	1,151	(1,212)	1,313
Deferred tax valuation allowance:
Year ended December 31, 2021	$5,305	$(166)	$—	$5,139
Year ended December 31, 2022	5,139	555	—	5,694
Year ended December 31, 2023	5,694	18,158	—	23,852
____________________

 See notes to consolidated financial statements included elsewhere herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 8, 2024	DHI Group, Inc.
		By:	/S/ Art Zeile
Art Zeile
President and Chief Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Art Zeile	President, Chief Executive Officer and Director	February 8, 2024
Art Zeile	(Principal Executive Officer)

/S/ Raime Leeby Muhle	Chief Financial Officer	February 8, 2024
Raime Leeby Muhle	(Principal Financial and Accounting Officer)

/S/ Brian Schipper	Chairman and Director	February 8, 2024
Brian Schipper

/S/ Scipio Carnecchia	Director	February 8, 2024
Scipio Carnecchia

/S/ Jim Friedlich	Director	February 8, 2024
Jim Friedlich

/S/ Joseph Massaquoi	Director	February 8, 2024
Joseph Massaquoi

/S/ David Windley	Director	February 8, 2024
David Windley

/S/ Elizabeth Salomon	Director	February 8, 2024
Elizabeth Salomon

/S/ Kathleen Swann	Director	February 8, 2024
Kathleen Swann