Form 10-Q
period 2024-03-31
DHI GROUP, INC.
filed 2024-05-10
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 3, 2024, there were 48,340,121 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023
	Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2024 and 2023
	Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2024 and 2023
	Condensed Consolidated Statements of Stockholders' Equity for the three-month periods ended March 31, 2024 and 2023
	Condensed Consolidated Statements of Cash Flows for thee-month periods ended March 31, 2024 and 2023
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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$3,240	$4,206
Accounts receivable, net of allowance for doubtful accounts of $1,307 and $1,313	31,760	22,225
Income taxes receivable	—	221
Prepaid and other current assets	3,030	4,237
Total current assets	38,030	30,889
Fixed assets, net	24,492	25,272
Capitalized contract costs	7,297	6,364
Operating lease right-of-use assets	4,460	4,759
Investments	1,673	1,918
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	4,051	4,100
Total assets	$231,903	$225,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,610	$17,408
Deferred revenue	55,040	49,463
Income taxes payable	1,064	—
Operating lease liabilities	2,136	2,006
Total current liabilities	72,850	68,877
Deferred revenue	676	508
Operating lease liabilities	6,023	6,543
Long-term debt	41,000	38,000
Deferred income taxes	3,194	2,214
Accrual for unrecognized tax benefits	1,113	1,032
Other long-term liabilities	462	486
Total liabilities	125,318	117,660
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 80,564 and 78,764 shares, respectively; outstanding: 48,029 and 46,875 shares, respectively	807	789
Additional paid-in capital	263,950	261,824
Accumulated other comprehensive loss	(61)	(83)
Accumulated earnings	30,716	32,228
Treasury stock, 32,535 and 31,889 shares, respectively	(188,827)	(187,216)
Total stockholders’ equity	106,585	107,542
Total liabilities and stockholders’ equity	$231,903	$225,202
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$36,025	$38,620

Operating expenses:
Cost of revenue	4,877	4,912
Product development	4,798	4,694
Sales and marketing	12,698	16,060
General and administrative	7,227	8,208
Depreciation	4,456	4,173
Total operating expenses	34,056	38,047
Operating income	1,969	573
Income from equity method investment	134	171
Impairment of investment	(400)	—
Interest expense and other	(946)	(798)
Income (loss) before income taxes	757	(54)
Income tax expense (benefit)	2,269	(514)
Net income (loss)	$(1,512)	$460

Basic earnings (loss) per share	$(0.03)	$0.01
Diluted earnings (loss) per share	$(0.03)	$0.01

Weighted-average basic shares outstanding	44,210	43,886
Weighted-average diluted shares outstanding	44,210	45,240
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(1,512)	$460

Other comprehensive income:
Foreign currency translation adjustment	22	150
Total other comprehensive income	22	150
Comprehensive income (loss)	$(1,490)	$610
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2023	—	$—	78,764	$789	$261,824	31,889	$(187,216)	$32,228	$(83)	$107,542
Net loss								(1,512)		(1,512)
Other comprehensive income - translation adjustments									22	22
Stock-based compensation					2,144					2,144
Restricted stock issued			1,344	13	(13)					—
Performance-Based Restricted Stock Units eligible to vest			457	5	(5)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(1)	—	—	304	(750)			(750)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	342	(861)			(861)
Balance at March 31, 2024	—	$—	80,564	$807	$263,950	32,535	$(188,827)	$30,716	$(61)	$106,585

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2022	—	$—	76,442	$766	$251,632	29,075	$(174,083)	$28,405	$(481)	$106,239
Net income								460		460
Other comprehensive income - translation adjustments									150	150
Stock-based compensation					2,887					2,887
Restricted stock issued			1,107	11	(11)					—
Performance-Based Restricted Stock Units eligible to vest			1,288	13	(13)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(4)	—	—	386	(2,278)			(2,278)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	512	(3,017)			(3,017)
Purchase of treasury stock under stock repurchase plan						743	(3,521)			(3,521)
Cumulative-effect of new accounting principle (See Note 2)								332		332
Balance at March 31, 2023	—	$—	78,833	$790	$254,495	30,716	$(182,899)	$29,197	$(331)	$101,252
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from (used in) operating activities:
Net income (loss)	$(1,512)	$460
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation	4,456	4,173
Deferred income taxes	980	(848)
Amortization of deferred financing costs	36	36
Stock-based compensation	2,144	2,887
Income from equity method investment	(134)	(171)
Impairment of investment	400	—
Change in accrual for unrecognized tax benefits	81	60
Changes in operating assets and liabilities:
Accounts receivable	(9,535)	(4,153)
Prepaid expenses and other assets	1,221	279
Capitalized contract costs	(933)	683
Accounts payable and accrued expenses	(2,032)	(11,382)
Income taxes receivable/payable	1,285	247
Deferred revenue	5,744	7,981
Other, net	(114)	(241)
Net cash flows from operating activities	2,087	11
Cash flows used in investing activities:
Purchases of fixed assets	(4,442)	(4,833)
Net cash flows used in investing activities	(4,442)	(4,833)
Cash flows from (used in) financing activities:
Payments on long-term debt	(9,000)	(3,000)
Proceeds from long-term debt	12,000	19,000
Payments under stock repurchase plan	—	(3,521)
Purchase of treasury stock related to tax withholdings on vested equity awards	(1,611)	(5,295)
Net cash flows from financing activities	1,389	7,184
Net change in cash for the period	(966)	2,362
Cash, beginning of period	4,206	3,006
Cash, end of period	$3,240	$5,368

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we," "our" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”). Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results to be achieved for the full year or any other future period.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three-month period ended March 31, 2024.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Disaggregation of Revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended March 31,
	2024	2023
Dice(1)	$23,179	$26,910
ClearanceJobs	12,846	11,710
Total	$36,025	$38,620

(1) Includes Dice and Career Events

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of March 31, 2024	As of December 31, 2023

Receivables	$31,760	$22,225
Short-term contract liabilities (deferred revenue)	55,040	49,463
Long-term contract liabilities (deferred revenue)	676	508

We receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when customers are invoiced per the contractual billings schedules. As the Company's standard payment terms are less than one year,

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company recognized the following revenue as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$23,721	$22,987

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2024	2025	2026	2027	Total
Tech-focused	$52,018	$3,569	$119	$10	$55,716

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

5.   LEASES

The Company has operating leases for corporate office space and certain equipment. The leases have original terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any lease agreements with related parties.

The components of lease cost were as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost(1)	$394	$603
Sublease income	—	(130)
Total lease cost	$394	$473

(1) Includes short-term lease costs and variable lease costs, which are immaterial.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$483	$686

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	March 31, 2024	December 31, 2023
Operating lease right-of-use-assets	$4,460	$4,759

Operating lease liabilities - current (as reported)	2,136	2,006
Operating lease liabilities - non-current (as reported)	6,023	6,543
Total operating lease liabilities	$8,159	$8,549

Weighted Average Remaining Lease Term (in years)
Operating leases	6.2 years	6.2 years

Weighted Average Discount Rate
Operating leases	4.6%	4.5%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the three month periods ended March 31, 2024 and 2023.

As of March 31, 2024, future operating lease payments were as follows (in thousands):

Operating Leases
April 1, 2024 through December 31, 2024	$1,687
2025	2,419
2026	1,474
2027	575
2028	501
2029 and thereafter	2,939
Total lease payments	$9,595
Less: imputed interest	(1,436)
Total	$8,159

As of March 31, 2024 the Company has no additional operating or finance leases that have not yet commenced.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC was reduced during the third quarter of 2023, as described above, as the Company reduced its ownership in eFC. The remaining basis difference at the time of sale was $0.3 million and is being amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Accordingly, the Company recorded amortization of $0.1 million for the three-month period ended March 31, 2024. There was no amortization recorded during the three-month period ended March 31, 2023 because it was not material. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. The Company recorded income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference, of $0.1 million and $0.2 million for the three-month periods ended March 31, 2024 and 2023, respectively.

Other

During 2021, the Company invested $3.0 million through a subordinated convertible promissory note (the "Note") with a values-based career destination company that allows the next generation workforce to search for jobs at companies whose people, perks and values align with their unique professional needs. The investment was recorded as a trading security at fair value and was recorded at $3.0 million as of December 31, 2021.

In the third quarter of 2022, the Note was converted into preferred shares representing 4.9% of the outstanding equity in the underlying business, on a fully-diluted basis. The Company's preferred shares are substantially similar to shares purchased by a third party investor that resulted in such investor becoming the majority owner of the business. Therefore the Company's shares in the business were recorded at fair value based on the price per share realized in the conversion. The value of the Company's investment was $0.7 million as of December 31, 2022 and was recorded as an investment in the consolidated balance sheet. Accordingly, the Company recognized an impairment loss during the year ended December 31, 2022 of $2.3 million.

During the third quarter of 2023, the investment's financial position deteriorated. To meet its financial obligations, the investment issued convertible debt at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to $0.4 million and accordingly, recognized an impairment loss of $0.3 million during the third quarter of 2023.

During the first quarter of 2024, the investment's financial position further deteriorated. To meet its financial obligations, the investment issued additional convertible debt at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to zero and accordingly, recognized an impairment loss of $0.4 million during the first quarter of 2024. The Company's ownership of the investment, on a fully diluted basis, as of March 31, 2024 is less than 1.0%.

The Company has elected the measurement alternative in accordance with FASB ASC 321, Investments – Equity Securities. As of March 31, 2024, subsequent to the most recent issuance of convertible debt, it was not practicable to estimate the fair value of its interest because there were no observable transactions for the investment. Accordingly, the investment was carried at the value indicated by the convertible debt issuance as of March 31, 2024, as described above.

At March 31, 2024, the Company held preferred stock representing a 7.3% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of March 31, 2024 and December 31, 2023. The Company recorded no gain or loss related to the investment during the three-month periods ended March 31, 2024 and 2023.

7.   ACQUIRED INTANGIBLE ASSETS, NET

Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice.com trademarks and brand name was determined to be indefinite. We

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of March 31, 2024 and December 31, 2023 the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. No impairment was recorded during the three-month periods ended March 31, 2024 and 2023.

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

8.   GOODWILL

Goodwill as of March 31, 2024 and December 31, 2023, which was allocated to the Tech-focused reporting unit, was $128.1 million.

The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. The results of the impairment test indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of October 1, 2023. Results for the Tech-focused reporting unit for the first quarter of 2024 and estimated future results as of March 31, 2024 approximate the projections used in the October 1, 2023 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of March 31, 2024. Therefore, no quantitative impairment test was performed as of March 31, 2024. No impairment was recorded during the three-month periods ended March 31, 2024 and 2023.

The Company’s ability to achieve the projections used in the October 1, 2023 analysis may be impacted by, among other things, general market conditions, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Tech-focused reporting unit are not achieved, the Company could realize an impairment in a future period.

9.    INDEBTEDNESS

Credit Agreement—In June 2022, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in June 2027. The Credit Agreement provides for a revolving loan facility of $100 million, with an expansion option of $50 million, bringing the total facility to $150 million, as permitted under the terms of the Credit Agreement. At the closing of the Credit Agreement, the Company borrowed $30 million to repay, in full, all outstanding indebtedness, including accrued interest, under the previous credit agreement. Unamortized debt issuance costs from the previous credit agreement of $0.2 million and debt issuance costs of $0.5 million related to the new agreement were recorded as other assets on the condensed consolidated balance sheets and are recorded to interest expense over the term of the Credit Agreement.

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. All borrowings as of March 31, 2024 and December 31, 2023 were in U.S. dollars. The facility may be prepaid at any time without penalty.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2024, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

The amounts borrowed as of March 31, 2024 and December 31, 2023 are as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Long-term debt under revolving credit facility(1)	$41,000	$38,000

Available to be borrowed under revolving facility(2)	$50,500	$62,000

Interest rate and margin:
Interest margin(3)	2.30%	2.35%
Actual interest rates(4)	7.78%	7.71%

Commitment fee	0.40%	0.40%

(1) In connection with the Credit Agreement, during the three months ended March 31, 2024, the Company had deferred financing costs of $0.7 million recorded in other assets on the condensed consolidated balance sheets. Accumulated amortization as of March 31, 2024 was $0.3 million.

(2) The amount available to be borrowed is subject to certain limitations, such as a consolidated leverage ratio which generally limits borrowings to 2.5 times annual Adjusted EBITDA, as defined in the Credit Agreement.
(3) Computed as the weighted average interest margin on all borrowings, including an additional spread of 0.10%.
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.    EQUITY TRANSACTIONS

Stock Repurchase Plans—The Company's Board of Directors ("Board") has previously approved stock repurchase programs that permitted the Company to repurchase its common stock. Management had discretion in determining the conditions under which shares may be purchased from time to time. The number, price, structure, and timing of the repurchases, if any, were at our sole discretion and future repurchases were evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases could be made in the open market or in privately negotiated transactions. The repurchase authorizations did not oblige us to acquire any particular amount of our common stock. The Board could have suspended, modified, or terminated a repurchase program at any time without prior notice. The following table summarizes the stock repurchase plans previously approved by the Board:

	February 2022 to February 2023(1)	February 2023 to February 2024(2)
Approval Date	February 2022	February 2023
Authorized Repurchase Amount of Common Stock	$15 million	$10 million

(1) During February 2023, the stock repurchase program approved in February 2022 expired with a total of 2.6 million shares purchased for $14.7 million.
(2) During February 2024, the stock repurchase program approved in February 2023 expired with a total of 1.4 million shares purchased for $5.2 million.

As of March 31, 2024 the Company has no stock repurchase programs and all previously approved stock repurchase programs have expired in accordance with their terms.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Three Months Ended March 31,
	2024	2023
Shares repurchased	—	742,536
Average purchase price per share(1)	$—	$4.76
Dollar value of shares repurchased (in thousands)(1)	$—	$3,536
(1) Average price paid per share and dollar value of shares repurchased include costs associated with the repurchases.

There were 10,084 unsettled share repurchases as of March 31, 2023 and none as of March 31, 2024.

Stock Repurchases Pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated—Under the 2022 Omnibus Equity Award Plan, as Amended and Restated (as defined below), and as further described in note 13 to the condensed consolidated financial statements, the Company repurchases its common stock withheld for income tax from the vesting of employee restricted stock or Performance-Based Restricted Stock Units (“PSUs”). The Company remits the value, which is based on the closing share price on the vesting date, of the common stock withheld to the appropriate tax authority on behalf of the employee and the related shares become treasury stock.

Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated, were as follows:

	Three Months Ended March 31,
	2024	2023
Shares repurchased upon restricted stock/PSU vesting	646,288	898,890
Average purchase price per share	$2.49	$5.89
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$1,611	$5,295

No shares of the Company's common stock were purchased other than through the stock repurchase plans and the 2022 Omnibus Equity Award Plan, as Amended and Restated, as described above.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company recorded total stock-based compensation expense of $2.1 million and $2.9 million during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was $13.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

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

Restricted stock vests in various increments on the anniversaries of each grant, subject to the recipient’s continued employment or service through each applicable vesting date. Vesting occurs over one year for Board members and over three years for employees.

A summary of the status of restricted stock awards as of March 31, 2024 and 2023 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,333,436	$4.55	2,639,286	$3.96
Granted	1,343,500	$2.54	1,107,000	$5.86
Forfeited	(1,000)	$4.99	(4,000)	$5.14
Vested	(715,149)	$4.52	(962,178)	$3.48
Non-vested at end of period	2,960,787	$3.65	2,780,108	$4.88
Expected to vest	2,960,787	$3.65	2,780,108	$4.88

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of PSUs as of March 31, 2024 and 2023 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Shares(1)	Weighted- Average Fair Value at Grant Date	Shares(2)	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,616,962	$4.52	2,086,932	$3.48
Granted	960,000	$2.54	1,357,587	$5.62
Forfeited	(230,291)	$5.10	—	$—
Vested	(767,180)	$4.00	(1,236,074)	$3.51
Non-vested at end of period	1,579,491	$3.50	2,208,445	$4.77
Expected to vest	1,579,491	$3.50	2,208,445	$4.77

(1) PSUs forfeited during the first quarter of 2024 related to the bookings achievement for the performance period ended December 31, 2023.
(2) PSUs granted in the first quarter of 2023 includes 587,587 additional PSUs related to the bookings achievement for the performance period ended December 31, 2022.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. No shares were issued during the three months ended March 31, 2024 and 2023.

13. INCOME TAXES

The Company’s effective tax rate was 300% and 952% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024, differed from the statutory rate due to tax expense of $1.8 million from the tax impacts of share-based compensation awards and $0.2 million from state taxes related to research and development expenditures. The tax rate for the three months ended March 31, 2023 differed from the statutory rate due to tax benefits of $0.5 million from the tax impacts of share-based compensation awards.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(1,512)	$460

Weighted-average shares outstanding—basic	44,210	43,886
Add shares issuable from stock-based awards(1)	—	1,354
Weighted-average shares outstanding—diluted	44,210	45,240

Basic earnings (loss) per share	$(0.03)	$0.01
Diluted earnings (loss) per share	$(0.03)	$0.01

Dilutive shares issuable from unvested equity awards(1)	—	1,354
Anti-dilutive shares issuable from unvested equity awards(2)	4,062	2,638

(1) For the three months ended March 31, 2024, 0.6 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss.
(2) Represents outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted earnings per share.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Information contained herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future financial condition, liquidity and results of operations, including expectations (financial or otherwise), our strategy, plans, objectives, expectations (financial or otherwise) and intentions, and growth potential. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to: our ability to execute our tech-focused strategy; write-offs of goodwill, tradename and intangible assets; competition from existing and future competitors; changes in the recruiting and career services business and technologies, and the development of new products and services; failure to develop and maintain our reputation and brand recognition; failure to increase or maintain the number of customers who purchase recruitment packages; failure to attract qualified professionals or grow the number of qualified professionals who use our websites; inability to successfully integrate future acquisitions or identify and consummate future acquisitions; misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property; failure of our businesses to attract, retain and engage users; unfavorable decisions in proceedings related to future tax assessments; taxation risks in various jurisdictions for past or future sales; significant downturn not immediately reflected in our operating results; our indebtedness and the potential inability to borrow funds under our Credit Agreement (as defined below); our ability to incur additional debt; covenants in our Credit Agreement; the development and use of artificial intelligence; failure to timely and efficiently scale and adapt our existing technology and network infrastructure; capacity constraints, systems failures or breaches of network security; the usefulness of our candidate profiles; decrease in user engagement; Internet search engine methodologies and their impact on our search result rankings; failure to halt the operations of websites that aggregate our data, as well as data from other companies; our reliance on third-party data hosting facilities; compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information; U.S. regulation of the internet; a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction; loss of key executives and technical personnel and our ability to attract and retain key executives, including our CEO; increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economies or the industries we serve, labor shortages, or job shortages; litigation related to infringement or other claims regarding our services or content; our ability to defend ownership of our intellectual property; global climate change; compliance with changing corporate governance requirements and costs incurred in connection with being a public company; compliance with the continued listing standards of the New York Stock Exchange; volatility in our stock price; failure to maintain internal controls over financial reporting; results of operations fluctuating on a quarterly and annual basis; and disruption resulting from unsolicited offers to purchase the company. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our Revenue and Expenses

We derive the majority of our revenue from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased, which are predominately annual agreements. Our Company sells recruitment packages, which comprise greater than 90% or our total revenue, that can include access to our databases of resumes and job posting capabilities. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice and ClearanceJobs recruitment package customers and the revenue, on average, that these customers generate. The Company's management uses these metrics to monitor the current and future activity of the businesses. The tables below detail this customer data.

	As of March 31,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2024	2023
Dice	5,250	6,171	(921)	(15)%
ClearanceJobs	2,032	2,078	(46)	(2)%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended March 31,
	2024	2023	Increase	Percent Change
Dice	$15,997	$15,672	$325	2%
ClearanceJobs	$23,050	$20,520	$2,530	12%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

Dice had 5,250 recruitment package customers as of March 31, 2024, which was a decrease of 921, or 15%, and average annual revenue per recruitment package customer for Dice increased $325, or 2%, from the prior year quarter. The decrease in recruitment package customers was due to macroeconomic conditions causing customer counts to decline while the average annual revenue per recruitment package customer increased driven by strong retention rates as our larger recurring customers continue to renew with Dice. ClearanceJobs had 2,032 recruitment package customers as of March 31, 2024 compared to 2,078 as of March 31, 2023, a decrease of 2%, and average annual revenue per recruitment package customer increased $2,530, or 12%, from the prior year quarter. The increased revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government security clearance and consistent product releases and enhancements driving activity on the site. The lower customer count was the result of uncertainty among ClearanceJob's smaller customers related to a possible government shutdown, which could delay payments to government contractors.

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

		Comparison to Prior Year End			Comparison Year Over Year
	3/31/2024	12/31/2023	Increase (Decrease)	Percent Change	3/31/2023	Increase (Decrease)	Percent Change
Deferred Revenue	$55,716	$49,971	$5,745	11%	$58,844	$(3,128)	(5)%
Contractual commitments not invoiced	58,825	58,126	699	1%	65,389	(6,564)	(10)%
Backlog(1)	$114,541	$108,097	$6,444	6%	$124,233	$(9,692)	(8)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at March 31, 2024 increased $6.4 million from December 31, 2023 but decreased $9.7 million from March 31, 2023. The increase in backlog compared to December 31, 2023 is primarily due to the seasonally higher bookings in the first quarter of each year. The decrease in backlog compared to March 31, 2023 is due to macroeconomic conditions causing lower demand for the Company's services.

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

To a lesser extent, we also generate revenue from advertising on our various websites, employer branding solutions or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to customers. Employer branding pages provide an opportunity for customers to promote company culture and values to candidates.

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

Product Releases
2024	2023
Dice Discover Companies, TopResume Integration	Dice Premium Enhanced Company Profile, Dice Remote and Company Preferences, Dice Invite To Apply, Dice Matchscore on Jobs, Dice Connections
ClearanceJobs Live	ClearanceJobs Comments, ClearanceJobs Expressed Interest, ClearanceJobs Enhanced Employer Profile, ClearanceJobs Mobile App

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

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenue

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)

Dice(1)	$23,179	$26,910	$(3,731)	(14)%
ClearanceJobs	12,846	11,710	1,136	10%
Total revenue	$36,025	$38,620	$(2,595)	(7)%

(1) Includes Dice and Career Events
For the three months ended March 31, 2024, we experienced a decrease in revenue of $2.6 million, or 7%. Revenue at Dice decreased $3.7 million, or 14%, compared to the same period in 2023 due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products. Revenues for ClearanceJobs increased $1.1 million, or 10%, as compared to the same period in 2023, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site.

Cost of Revenue

	Three Months Ended March 31,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Cost of revenue	$4,877	$4,912	$(35)	(1)%
Percentage of revenue	13.5%	12.7%

Cost of revenue was flat year over year, driven by a decrease of $0.2 million from a reduction in compensation related costs partially offset by technology costs, including software subscriptions and web hosting.

Product Development Expenses

	Three Months Ended March 31,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Product development	$4,798	$4,694	$104	2%
Percentage of revenue	13.3%	12.2%
Product development expenses increased $0.1 million, or 2% from the prior year. The increase was driven by $0.9 million of lower capitalized labor, which increases operating expenses, partially offset by a $0.7 million reduction in compensation related costs, primarily related to lower headcount and wages.

Sales and Marketing Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Sales and marketing	$12,698	$16,060	$(3,362)	(21)%
Percentage of revenue	35.2%	41.6%

Sales and marketing expenses decreased $3.4 million, or 21% from the prior year. This decrease was driven by a $2.6 million decrease in compensation related costs, primarily related to lower commissions and headcount, a $0.3 million decrease in operational costs, including credit card fees and travel, and a $0.2 million decrease in discretionary marketing expenses.

General and Administrative Expenses

	Three Months Ended March 31,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
General and administrative	$7,227	$8,208	$(981)	(12)%
Percentage of revenue	20.1%	21.3%

General and administrative expenses decreased $1.0 million, or 12% from the prior year. The decrease was driven by a $0.7 million decrease in stock-based compensation and a $0.3 million decrease in operational costs, including consulting.

Depreciation

	Three Months Ended March 31,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Depreciation	$4,456	$4,173	$283	7%
Percentage of revenue	12.4%	10.8%

Depreciation expense increased $0.3 million, or 7%, compared to the same period in 2023. The increase was primarily driven by depreciation related to capitalized development costs.

Operating Income

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Revenue	$36,025	$38,620	$(2,595)	(7)%
Operating income	1,969	573	1,396	244%
Operating margin	5.5%	1.5%
Operating income for the three months ended March 31, 2024 was $2.0 million, a positive margin of 5.5%, compared to operating income of $0.6 million, a positive margin of 1.5%, for the same period in 2023, an increase of $1.4 million. The increase in operating income and percentage margin was driven by lower operational costs, primarily related to sales and marketing, during the quarter.

Income from Equity Method Investment

	Three Months Ended March 31,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Income from equity method investment	$134	$171	$(37)	(22)%
Percentage of revenue	0.4%	0.4%

During the three months ended March 31, 2024 and 2023, the Company recorded $0.1 million and $0.2 million, respectively, of income related to its proportionate share of eFinancialCareer's net income. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See note 6 for additional information.

Impairment of Investment

	Three Months Ended March 31,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Impairment of Investment	$400	$—	$400	n/a
Percentage of revenue	1.1%	—%

During the three months ended March 31, 2024, the Company recognized a $0.4 million loss related to the impairment of an investment. See note 6 for additional information.

Interest Expense and Other

	Three Months Ended March 31,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Interest expense and other	$946	$798	$148	19%
Percentage of revenue	2.6%	2.1%
Interest expense and other of $0.9 million increased $0.1 million, or 19%, from the prior year, primarily due to higher interest rates.

Income Taxes

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Income (loss) before income taxes	$757	$(54)
Income tax expense (benefit)	2,269	(514)
Effective tax rate	299.7%	951.9%

The effective tax rate for the three months ended March 31, 2024, differed from the statutory rate due to tax expense of $1.8 million from the tax impacts of share-based compensation awards and $0.2 million from state taxes related to research and development expenditures. The tax rate for the three months ended March 31, 2023 differed from the statutory rate due to tax benefits of $0.5 million from the tax impacts of share-based compensation awards.

Earnings per Share

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Net Income (loss)	$(1,512)	$460

Weighted-average shares outstanding - basic	44,210	43,886
Weighted-average shares outstanding - diluted	44,210	45,240

Diluted earnings (loss) per share	$(0.03)	$0.01
Diluted earnings (loss) per share was $(0.03) and $0.01 for the three months ended March 31, 2024 and 2023, respectively. The decrease was driven by lower revenue, impairment of investment, and tax expense, as described above, partially offset by lower operational costs.
Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the three months ended March 31, 2024 and 2023 follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash from operating activities	$2,087	$11
Cash used in investing activities	$(4,442)	$(4,833)
Cash from financing activities	$1,389	$7,184

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2024, we had cash of $3.2 million compared to $4.2 million at December 31, 2023.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $50.5 million in borrowing capacity under our $100.0 million Credit Agreement, as defined below, at March 31, 2024. Borrowings are subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter.

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

Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, gain or impairments on investments, and the effect of changes in working capital. Net cash flows from operating activities were $2.1 million and $0.0 million for the three-month periods ended March 31, 2024 and 2023, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2024 period increased $2.1 million compared to the same period of 2023 due to lower people costs, including lower payments for bonus, wages and commissions and the timing of payments to vendors. The reductions were partially offset by lower billings to and cash collections from our customers.

Investing Activities

Cash used in investing activities during the three-month period ended March 31, 2024 was $4.4 million compared to $4.8 million used in the same period of 2023. Cash used in investing activities in the three-month period ended March 31, 2024 is comprised of $3.4 million of capitalized development costs, and $0.9 million of costs associated with the Company's office space. Cash used in investing activities in the three-month period ended March 31, 2023 is comprised of $4.6 million of capitalized development costs. The $1.2 million reduction in capitalized development costs is due to the restructuring completed in the second quarter of 2023.

Financing Activities

Cash from financing activities during the three-month period ended March 31, 2024 was $1.4 million and was driven by $3.0 million of net proceeds on long-term debt, partially offset by $1.6 million related to share repurchases. Cash from financing activities during the three-month period ended March 31, 2023 was $7.2 million and was driven by $16.0 million of net proceeds on long-term debt, partially offset by $8.8 million related to share repurchases.

Non-GAAP Financial Measures

We have provided certain non-GAAP financial information as additional information for our operating results. These measures are not in accordance with, or alternatives to measures in accordance with U.S. GAAP and may be different from similarly titled non-GAAP measures reported by other companies. We believe the presentation of non-GAAP measures, such as Adjusted EBITDA and Adjusted EBITDA Margin, provides useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. In addition, the Company’s management uses these measures for reviewing the financial results of the Company and for budgeting and planning purposes. Non-GAAP results exclude the impact of items that management believes affect the comparability or underlying business trends in our condensed consolidated financial statements in the periods presented. The non-GAAP measures apply to consolidated results or other measures as shown within this document. The Company has provided required reconciliations to the most comparable GAAP measures below.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management to measure operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin as performance measures for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses these measures to calculate amounts of performance-based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, and items such as non-cash stock-based compensation expense, losses resulting from certain dispositions outside the ordinary course of business including prior negative operating results of those divested businesses, certain write-offs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, losses from equity method investments, transaction costs in connection with the credit agreement, deferred revenue written off in connection with acquisition purchase accounting adjustments, write-off of non-cash stock-based compensation expense, impairment of investment, severance and retention costs related to dispositions and reorganizations of the Company, restructuring charges and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, including income from equity method investments, interest income, business interruption insurance proceeds, and gains related to legal claims that are unusual in nature or infrequent.
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
A reconciliation of Adjusted EBITDA for the three months ended March 31, 2024 and 2023 follows (in thousands):

	Three Months Ended March 31,
	Dollars
	2024	2023
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(1,512)	$460
Interest expense	946	798
Income tax expense (benefit)	2,269	(514)
Depreciation	4,456	4,173
Non-cash stock-based compensation	2,144	2,887
Income from equity method investment	(134)	(171)
Impairment of investment	400	—
Severance and related costs	—	421
Adjusted EBITDA	$8,569	$8,054

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash provided by operating activities	$2,087	$11
Interest expense	946	798
Amortization of deferred financing costs	(36)	(36)
Income tax expense (benefit)	2,269	(514)
Deferred income taxes	(980)	848
Change in accrual for unrecognized tax benefits	(81)	(60)
Change in accounts receivable	9,535	4,153
Change in deferred revenue	(5,744)	(7,981)
Severance and related costs	—	421
Changes in working capital and other	573	10,414
Adjusted EBITDA	$8,569	$8,054

A reconciliation of Adjusted EBITDA Margin for the three months ended March 31, 2024 and 2023 follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$36,025	$38,620

Net income (loss)	$(1,512)	$460
Net income (loss) margin(1)	(4)%	1%

Adjusted EBITDA	$8,569	$8,054
Adjusted EBITDA Margin(1)	24%	21%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenue.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Financing and Capital Requirements

Credit Agreement

We have a $100 million revolving credit facility, which matures June 2027, with $41.0 million of borrowings on the facility at March 31, 2024, leaving $50.5 million available for future borrowings, subject to the terms of the Credit Agreement, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 7.78% (the rate in effect on March 31, 2024) on our current borrowings, interest payments are expected to be $2.4 million from April 1, 2024 to December 31, 2024, $3.2 million in each of 2025 and 2026, and $1.6 million in 2027. The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of March 31, 2024, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the notes to the condensed consolidated financial statements and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of March 31, 2024, the value of our lease right-of-use asset was $4.5 million and the value of our lease liability was $8.2 million. See note 6 to the condensed consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of March 31, 2024, we recorded approximately $1.1 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2024 are $1.1 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Board previously approved a stock repurchase program that permitted the Company to repurchase its common stock. As of March 31, 2024, the Company had no stock repurchase programs and all previously approved stock repurchase programs had expired in accordance with their terms. Management has discretion in determining the conditions under which shares may be purchased from time to time. See note 12 of the notes to the condensed consolidated financial statements for further information.

We anticipate capital expenditures for the year ending December 31, 2024 to be approximately $15 million to $17 million. We intend to use operating cash flows to fund capital expenditures.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the SOFR or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, as determined by our most recent consolidated leverage ratio. As of March 31, 2024, we had outstanding borrowings of $41.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.4 million, based on the balances outstanding for these borrowings as of March 31, 2024.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 11 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of May 10, 2024, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plans - During the three months ended March 31, 2024, the Company had no stock repurchases pursuant to any stock repurchase plans. As of March 31, 2024, the Company had no stock repurchase plans, and all previously approved stock repurchase plans have expired in accordance with their terms.

Stock Repurchases Pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated—Under the 2022 Omnibus Equity Award Plan, as Amended and Restated (as defined below), and as further described in note 12 to the condensed consolidated financial statements, the Company repurchases its common stock withheld for income tax from the vesting of employee restricted stock or Performance-Based Restricted Stock Units (“PSUs”). The Company remits the value, which is based on the closing share price on the vesting date, of the common stock withheld to the appropriate tax authority on behalf of the employee and the related shares become treasury stock.

Stock repurchases during the three months ended March 31, 2024 were as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2024	547,760	$2.55	—	$—
February 1 through February 29, 2024	98,528	$2.10	—	$—
March 1 through March 31, 2024	—	$—	—	$—
Total	646,288		—	$—
(1) Total number of shares purchased includes shares withheld to satisfy employee income tax obligations upon the vesting of stock awards.
(2) Average price paid per share for shares purchased as part of a publicly announced plan or program includes costs associated with the repurchases.

Item 5.    Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulations S-K.

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

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-141876) filed on June 22, 2007).
31.1*	Certifications of Art Zeile, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Raime Leeby-Muhle, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Raime Leeby-Muhle, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 10, 2024	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President, Chief Executive Officer
(Principal Executive Officer)

		By:	/S/ Raime Leeby-Muhle
Raime Leeby-Muhle, Chief Financial Officer
(Principal Financial Officer)