Form 10-Q
period 2024-06-30
DHI GROUP, INC.
filed 2024-08-07
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
As of August 2, 2024, there were 48,403,864 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2024 and 2023
	Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2024 and 2023
	Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended June 30, 2024 and 2023
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2024 and 2023
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 5.	Other Information	36

Item 6.	Exhibits	37

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash	$2,955	$4,206
Accounts receivable, net of allowance for doubtful accounts of $1,238 and $1,313	22,269	22,225
Income taxes receivable	360	221
Prepaid and other current assets	3,746	4,237
Total current assets	29,330	30,889
Fixed assets, net	23,168	25,272
Capitalized contract costs	7,078	6,364
Operating lease right-of-use assets	7,098	4,759
Investments	1,873	1,918
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	3,938	4,100
Total assets	$224,385	$225,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,205	$17,408
Deferred revenue	51,709	49,463
Operating lease liabilities	1,715	2,006
Total current liabilities	65,629	68,877
Deferred revenue	559	508
Operating lease liabilities	9,533	6,543
Long-term debt	35,000	38,000
Deferred income taxes	2,264	2,214
Accrual for unrecognized tax benefits	1,145	1,032
Other long-term liabilities	432	486
Total liabilities	114,562	117,660
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 80,902 and 78,764 shares, respectively; outstanding: 48,348 and 46,875 shares, respectively	810	789
Additional paid-in capital	266,253	261,824
Accumulated other comprehensive loss	(30)	(83)
Accumulated earnings	31,659	32,228
Treasury stock, 32,554 and 31,889 shares, respectively	(188,869)	(187,216)
Total stockholders’ equity	109,823	107,542
Total liabilities and stockholders’ equity	$224,385	$225,202
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$35,833	$38,538	$71,858	$77,158

Operating expenses:
Cost of revenue	5,200	4,956	10,077	9,868
Product development	4,729	4,158	9,527	8,852
Sales and marketing	12,019	14,723	24,717	30,783
General and administrative	7,296	8,453	14,523	16,661
Depreciation	4,586	4,162	9,042	8,335
Restructuring	—	2,115	—	2,115
Total operating expenses	33,830	38,567	67,886	76,614
Operating income (loss)	2,003	(29)	3,972	544
Income from equity method investment	168	104	302	275
Impairment of investment	—	—	(400)	—
Interest expense and other	(845)	(879)	(1,791)	(1,677)
Income (loss) before income taxes	1,326	(804)	2,083	(858)
Income tax expense (benefit)	383	(677)	2,652	(1,191)
Net income (loss)	$943	$(127)	$(569)	$333

Basic earnings (loss) per share	$0.02	$—	$(0.01)	$0.01
Diluted earnings (loss) per share	$0.02	$—	$(0.01)	$0.01

Weighted-average basic shares outstanding	44,569	43,460	44,386	43,672
Weighted-average diluted shares outstanding	45,037	43,460	44,386	44,682
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$943	$(127)	$(569)	$333

Other comprehensive income:
Foreign currency translation adjustment	31	6	53	156
Total other comprehensive income	31	6	53	156
Comprehensive income (loss)	$974	$(121)	$(516)	$489
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2023	—	$—	78,764	$789	$261,824	31,889	$(187,216)	$32,228	$(83)	$107,542
Net loss								(1,512)		(1,512)
Other comprehensive income - translation adjustments									22	22
Stock-based compensation					2,144					2,144
Restricted stock issued			1,344	13	(13)					—
Performance-Based Restricted Stock Units eligible to vest			457	5	(5)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(1)	—	—	304	(750)			(750)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	342	(861)			(861)
Balance at March 31, 2024	—	$—	80,564	$807	$263,950	32,535	$(188,827)	$30,716	$(61)	$106,585
Net income								943		943
Other comprehensive income - translation adjustments									31	31
Stock-based compensation					2,160					2,160
Restricted stock issued			318	3	(3)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(54)	(1)	1	15	(34)			(34)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(8)	—	—	4	(8)			(8)
Issuance of common stock upon ESPP purchase			82	1	145					146
Balance at June 30, 2024	—	$—	80,902	$810	$266,253	32,554	$(188,869)	$31,659	$(30)	$109,823

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2022	—	$—	76,442	$766	$251,632	29,075	$(174,083)	$28,405	$(481)	$106,239
Net income								460		460
Other comprehensive income - translation adjustments									150	150
Stock-based compensation					2,887					2,887
Restricted stock issued			1,107	11	(11)					—
Performance-Based Restricted Stock Units eligible to vest			1,288	13	(13)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(4)	—	—	386	(2,278)			(2,278)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	512	(3,017)			(3,017)
Purchase of treasury stock under stock repurchase plan						743	(3,521)			(3,521)
Cumulative-effect of new accounting principle (See Note 2)								332		332
Balance at March 31, 2023	—	$—	78,833	$790	$254,495	30,716	$(182,899)	$29,197	$(331)	$101,252
Net loss								(127)		(127)
Other comprehensive income - translation adjustments									6	6
Stock-based compensation					2,667					2,667
Restricted stock issued			176	2	(2)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(183)	(2)	2	26	(95)			(95)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(110)	(1)	1	—	—			—
Purchase of treasury stock under stock repurchase plan						919	(3,375)			(3,375)
Issuance of common stock upon ESPP purchase			45	—	148					148
Balance at June 30, 2023	—	$—	78,761	$789	$257,311	31,661	$(186,369)	$29,070	$(325)	$100,476
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from (used in) operating activities:
Net income (loss)	$(569)	$333
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation	9,042	8,335
Deferred income taxes	50	(2,075)
Amortization of deferred financing costs	72	72
Stock-based compensation	4,304	5,554
Income from equity method investment	(302)	(275)
Impairment of investment	400	—
Change in accrual for unrecognized tax benefits	113	303
Changes in operating assets and liabilities:
Accounts receivable	(45)	1,837
Prepaid expenses and other assets	581	329
Capitalized contract costs	(714)	2,325
Accounts payable and accrued expenses	(4,248)	(9,557)
Income taxes receivable/payable	(139)	(1,231)
Deferred revenue	2,297	2,570
Other, net	308	(443)
Net cash flows from operating activities	11,150	8,077
Cash flows used in investing activities:
Purchases of fixed assets	(7,913)	(9,221)
Net cash flows used in investing activities	(7,913)	(9,221)
Cash flows from (used in) financing activities:
Payments on long-term debt	(16,000)	(12,000)
Proceeds from long-term debt	13,000	25,000
Payments under stock repurchase plan	—	(6,896)
Purchase of treasury stock related to tax withholdings on vested equity awards	(1,633)	(5,390)
Proceeds from issuance of common stock through ESPP	145	148
Net cash flows from (used in) financing activities	(4,488)	862
Net change in cash for the period	(1,251)	(282)
Cash, beginning of period	4,206	3,006
Cash, end of period	$2,955	$2,724

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we," "our" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”). Operating results for the three and six-month periods ended June 30, 2024 are not necessarily indicative of the results to be achieved for the full year or any other future period.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three and six-month periods ended June 30, 2024.

The Company allocates resources and assesses financial performance on a consolidated basis, as all services pertain to the Company's Tech-focused strategy. As a result, the Company has a single reportable segment, Tech-focused, which includes the Dice and ClearanceJobs brands, as well as corporate related costs. All operations are in the United States.

2.    NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how entities are to account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the then-current "incurred loss" model with an "expected loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of a financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2022 for Smaller Reporting Companies. On January 1, 2023, under the modified retrospective method as required by the standard, the Company recorded a cumulative-effect adjustment of $0.3 million to increase accumulated earnings and reduce the allowance for doubtful accounts. Prior period amounts were not adjusted, and will continue to be reported under the accounting standards in effect for the period presented.

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

Disaggregation of Revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ClearanceJobs	$13,277	$12,266	$26,123	$23,976
Dice(1)	22,556	26,272	45,735	53,182
Total	$35,833	$38,538	$71,858	$77,158

(1) Includes Dice and Career Events

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of June 30, 2024	As of December 31, 2023

Receivables	$22,269	$22,225
Short-term contract liabilities (deferred revenue)	51,709	49,463
Long-term contract liabilities (deferred revenue)	559	508

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

The Company recognized the following revenue as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$26,105	$27,225	$36,742	$36,218

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2024	2025	2026	2027	Total
Tech-focused	$41,730	$10,294	$213	$31	$52,268

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

5.    RESTRUCTURING

In May 2023, the Company announced an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%. As a result of the restructuring, the Company recognized a charge of $2.1 million in the second quarter of 2023 consisting of $1.8 million of employee severance costs, of which $0.5 million was paid during the second quarter of 2023, and $0.3 million of stock-based compensation related to the acceleration of restricted stock and performance-based restricted stock units. There was no restructuring during the three and six month periods ended June 30, 2024.

In July 2024, the Company announced an additional organizational restructuring intended to streamline its operations, drive business objectives, and reduce operating costs. This included a reduction of the Company’s current workforce by approximately 7%. The Company estimates that it will incur a charge of approximately $1.1 million during the third quarter of 2024 in connection with the restructuring.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of lease cost were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost(1)	$442	$575	$836	$1,178
Sublease income	(30)	(169)	(30)	(299)
Total lease cost	$412	$406	$806	$879

(1) Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$739	$1,329

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,930	$—

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	June 30, 2024	December 31, 2023
Operating lease right-of-use-assets (as reported)	$7,098	$4,759

Operating lease liabilities - current (as reported)	1,715	2,006
Operating lease liabilities - non-current (as reported)	9,533	6,543
Total operating lease liabilities	$11,248	$8,549

Weighted Average Remaining Lease Term (in years)
Operating leases	7.7 years	6.2 years

Weighted Average Discount Rate
Operating leases	5.5%	4.5%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the three and six month periods ended June 30, 2024 and 2023.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2024, future operating lease payments were as follows (in thousands):

Operating Leases
July 1, 2024 through December 31, 2024	$925
2025	2,206
2026	2,211
2027	1,331
2028	1,276
2029 and thereafter	6,155
Total lease payments	$14,104
Less: imputed interest	(2,856)
Total	$11,248

As of June 30, 2024 the Company has no additional operating or finance leases that have not yet commenced.

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

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC was reduced during the third quarter of 2023, as described above, as the Company reduced its ownership in eFC. The remaining basis difference at the time of sale was $0.3 million and is being amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Amortization expense during the three and six month periods ended June 30, 2024 and 2023 was not significant. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. The Company recorded income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference, of $0.2 million and $0.3 million for the three and six month periods ended June 30, 2024, respectively, and recorded $0.1 million and $0.3 million for the three and six month periods ended June 30, 2023, respectively.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During the first quarter of 2024, the investment's financial position further deteriorated. To meet its financial obligations, the investment issued additional convertible debt at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to zero and accordingly, recognized an impairment loss of $0.4 million during the first quarter of 2024. The Company's ownership of the investment, on a fully diluted basis, as of June 30, 2024 is less than 0.10%.

At June 30, 2024, the Company held preferred stock representing a 7.3% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of June 30, 2024 and December 31, 2023. The Company recorded no gain or loss related to the investment during the three and six month periods ended June 30, 2024 and 2023.

8.   ACQUIRED INTANGIBLE ASSETS, NET

Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice.com trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice.com trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. There were no indicators of impairment for the Dice.com trademarks and brand name for the three and six month periods ended June 30, 2024.

As of June 30, 2024 and December 31, 2023 the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. No impairment was recorded during the three and six month periods ended June 30, 2024 and 2023.

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

9.   GOODWILL

Goodwill as of June 30, 2024 and December 31, 2023, which was allocated to the Tech-focused reporting unit, was $128.1 million.

The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. The results of the impairment test indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of October 1, 2023. Results for the Tech-focused reporting unit through June 30, 2024 and estimated future results as of June 30, 2024 approximate the projections used in the October 1, 2023 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of June 30, 2024. Therefore, no quantitative impairment test was performed as of June 30, 2024. No impairment was recorded during the three and six month periods ended June 30, 2024 and 2023.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. All borrowings as of June 30, 2024 and December 31, 2023 were in U.S. dollars. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2024, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amounts borrowed as of June 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Long-term debt under revolving credit facility(1)	$35,000	$38,000

Available to be borrowed under revolving facility(2)	$57,000	$62,000

Interest rate and margin:
Interest margin(3)	2.35%	2.35%
Actual interest rates(4)	7.69%	7.71%

Commitment fee	0.40%	0.40%

(1) In connection with the Credit Agreement, the Company had deferred financing costs of $0.7 million and accumulated amortization of $0.3 million recorded in other assets on the condensed consolidated balance sheets.

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

As of June 30, 2024 the Company has no stock repurchase programs and all previously approved stock repurchase programs have expired in accordance with their terms.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares repurchased	—	918,742	—	1,661,278
Average purchase price per share(1)	$—	$3.69	$—	$4.17
Dollar value of shares repurchased (in thousands)(1)	$—	$3,393	$—	$6,928
(1) Average price paid per share and dollar value of shares repurchased include costs associated with the repurchases.

There were no unsettled share repurchases as of June 30, 2024 and 2023.

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

Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares repurchased upon restricted stock/PSU vesting	18,780	26,261	665,068	925,151
Average purchase price per share	$2.24	$3.62	$2.49	$5.83
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$42	$95	$1,653	$5,390

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
certain employees and directors pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated. The Company also offers an Employee Stock Purchase Plan.

The Company recorded total stock-based compensation expense of $2.2 million and $4.3 million during the three and six month periods ended June 30, 2024, respectively, and $2.7 million and $5.6 million during the three and six month periods ended June 30, 2023. At June 30, 2024, there was $11.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.0 years.

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

A summary of the status of restricted stock awards as of June 30, 2024 and 2023 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,960,787	$3.65	2,780,108	$4.88
Granted	318,239	$2.49	175,998	$3.67
Forfeited	(54,002)	$3.71	(182,679)	$4.75
Vested	(242,587)	$3.68	(198,502)	$4.55
Non-vested at end of period	2,982,437	$3.52	2,574,925	$4.82
Expected to vest	2,982,437	$3.52	2,574,925	$4.82

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,333,436	$4.55	2,639,286	$3.96
Granted	1,661,739	$2.53	1,282,998	$5.56
Forfeited	(55,002)	$3.73	(186,679)	$4.92
Vested	(957,736)	$4.31	(1,160,680)	$3.66
Non-vested at end of period	2,982,437	$3.52	2,574,925	$4.82
Expected to vest	2,982,437	$3.52	2,574,925	$4.82

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of PSUs as of June 30, 2024 and 2023 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Shares(1)	Weighted- Average Fair Value at Grant Date	Shares(2)	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,579,491	$3.50	2,208,445	$4.77
Forfeited	(22,923)	$3.52	(163,018)	$4.77
Vested	(12,222)	$3.56	—	$—
Non-vested at end of period	1,544,346	$3.50	2,045,427	$4.78
Expected to vest	1,544,346	$3.50	2,045,427	$4.78

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Shares(1)	Weighted- Average Fair Value at Grant Date	Shares(2)	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,616,962	$4.52	2,086,932	$3.48
Granted	960,000	$2.54	1,357,587	$5.62
Forfeited	(253,214)	$4.95	(163,018)	$4.77
Vested	(779,402)	$3.99	(1,236,074)	$3.51
Non-vested at end of period	1,544,346	$3.50	2,045,427	$4.78
Expected to vest	1,544,346	$3.50	2,045,427	$4.78

(1) PSUs forfeited during the first quarter of 2024 related to the bookings achievement for the performance period ended December 31, 2023.
(2) PSUs granted in the first quarter of 2023 includes 587,587 additional PSUs related to the bookings achievement for the performance period ended December 31, 2022.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. During each of the three and six months periods ended June 30, 2024, 81,874 shares were issued under the plan. During each of the three and six month periods ended June 30, 2023, 45,407 shares were issued under the plan.

14. INCOME TAXES

The Company’s effective tax rate was 29% and 127% for the three and six months ended June 30, 2024, respectively, and 84% and 139% for the three and six months ended June 30, 2023, respectively. The following items caused the effective rate to differ from the statutory rate:

•Tax expense of $0.1 million and $1.9 million during the three and six months ended June 30, 2024, respectively, and tax benefits of $0.4 million during the six months ended June 30, 2023, from the tax impacts of share-based compensation awards.
•Tax expense of $0.2 million during the six months ended June 30, 2024, from state taxes related to research and development expenditures.
•Tax benefits of $0.4 million during the three and six months ended June 30, 2023, from research tax credits.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$943	$(127)	$(569)	$333

Weighted-average shares outstanding—basic	44,569	43,460	44,386	43,672
Add shares issuable from stock-based awards(1)	468	—	—	1,010
Weighted-average shares outstanding—diluted	45,037	43,460	44,386	44,682

Basic earnings (loss) per share	$0.02	$—	$(0.01)	$0.01
Diluted earnings (loss) per share	$0.02	$—	$(0.01)	$0.01

Dilutive shares issuable from unvested equity awards(1)	468	—	—	1,010
Anti-dilutive shares issuable from unvested equity awards(2)	3,497	2,611	3,201	2,194

(1) For the six months ended June 30, 2024, 0.5 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. For the three months ended June 30, 2023, 0.7 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss.

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

Information contained herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future financial condition, liquidity and results of operations, including expectations (financial or otherwise), our strategy, plans, objectives, and intentions, and growth potential. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to: our ability to execute our tech-focused strategy; write-offs of goodwill, tradename and intangible assets; competition from existing and future competitors; changes in the recruiting and career services business and technologies, and the development of new products and services; failure to develop and maintain our reputation and brand recognition; failure to increase or maintain the number of customers who purchase recruitment packages; failure to attract qualified professionals or grow the number of qualified professionals who use our websites; inability to successfully integrate future acquisitions or identify and consummate future acquisitions; misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property; failure of our businesses to attract, retain and engage users; unfavorable decisions in proceedings related to future tax assessments; taxation risks in various jurisdictions for past or future sales; significant downturn not immediately reflected in our operating results; our indebtedness and the potential inability to borrow funds under our Credit Agreement (as defined below); our ability to incur additional debt; covenants in our Credit Agreement; the development and use of artificial intelligence; failure to timely and efficiently scale and adapt our existing technology and network infrastructure; capacity constraints, systems failures or breaches of network security; the usefulness of our candidate profiles; decrease in user engagement; Internet search engine methodologies and their impact on our search result rankings; failure to halt the operations of websites that aggregate our data, as well as data from other companies; our reliance on third-party data hosting facilities; compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information; U.S. regulation of the internet; a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction; loss of key executives and technical personnel and our ability to attract and retain key executives, including our CEO; increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economies or the industries we serve, labor shortages, or job shortages; litigation related to infringement or other claims regarding our services or content; our ability to defend ownership of our intellectual property; global climate change; compliance with changing corporate governance requirements and costs incurred in connection with being a public company; compliance with the continued listing standards of the New York Stock Exchange; volatility in our stock price; failure to maintain internal controls over financial reporting; results of operations fluctuating on a quarterly and annual basis; and disruption resulting from unsolicited offers to purchase the company. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" for definitions of these measures as well as reconciliations to the mostly directly comparable GAAP measure.

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

Our Revenue and Expenses

We derive the majority of our revenue from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased, which are predominately annual agreements. Our Company sells recruitment packages, which comprise greater than 90% of our total revenue, that can include access to our databases of resumes and job posting capabilities. We believe the key metrics that are material to an analysis of our businesses are our total number of Dice and ClearanceJobs recruitment package customers and the revenue, on average, that these customers generate. The Company's management uses these metrics to monitor the current and future activity of the businesses. The tables below detail this customer data.

	As of June 30,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2024	2023
ClearanceJobs	2,009	2,069	(60)	(3)%
Dice	5,031	6,007	(976)	(16)%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended June 30,				Six months ended June 30,
	2024	2023	Increase	Percent Change	2024	2023	Increase	Percent Change
ClearanceJobs	$24,275	$20,842	$3,433	16%	$23,662	$20,681	$2,981	14%
Dice	$16,294	$15,534	$760	5%	$16,146	$15,602	$544	3%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

ClearanceJobs had 2,009 recruitment package customers as of June 30, 2024 compared to 2,069 as of June 30, 2023, a decrease of 3%, and average annual revenue per recruitment package customer increased $3,433, or 16%, from the prior year quarter. The increased revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government security clearance and consistent product releases and enhancements driving activity on the site. The lower customer count was the result of churn among ClearanceJob's smaller customers while larger customers expanded the value of their contracts with ClearanceJobs. Dice had 5,031 recruitment package customers as of June 30, 2024, which was a decrease of 976, or 16%, and average annual revenue per recruitment package customer for Dice increased $760, or 5%, from the prior year quarter. The decrease in recruitment package customers was due to macroeconomic conditions causing customer counts to decline while the average annual revenue per recruitment package customer increased driven by strong retention rates as our larger recurring customers continue to renew with Dice.

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

		Comparison to Prior Year End			Comparison Year Over Year
	6/30/2024	12/31/2023	Increase (Decrease)	Percent Change	6/30/2023	Increase (Decrease)	Percent Change
Deferred Revenue	$52,268	$49,971	$2,297	5%	$53,434	$(1,166)	(2)%
Contractual commitments not invoiced	58,037	58,126	(89)	—%	64,328	(6,291)	(10)%
Backlog(1)	$110,305	$108,097	$2,208	2%	$117,762	$(7,457)	(6)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at June 30, 2024 increased $2.2 million from December 31, 2023 but decreased $7.5 million from June 30, 2023. The increase in backlog compared to December 31, 2023 is primarily due to seasonally higher bookings in the first quarter of each year, which drives increases to backlog. The decrease in backlog compared to June 30, 2023 is due to macroeconomic conditions causing lower demand for the Company's services.

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

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenue

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)

ClearanceJobs	$13,277	$12,266	$1,011	8%
Dice(1)	22,556	26,272	(3,716)	(14)%
Total revenue	$35,833	$38,538	$(2,705)	(7)%

(1) Includes Dice and Career Events
For the three months ended June 30, 2024, we experienced a decrease in revenue of $2.7 million, or 7%. Revenues for ClearanceJobs increased $1.0 million, or 8%, as compared to the same period in 2023, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. Revenue at Dice decreased $3.7 million, or 14%, compared to the same period in 2023 due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products.
Cost of Revenue

	Three Months Ended June 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Cost of revenue	$5,200	$4,956	$244	5%
Percentage of revenue	14.5%	12.9%

Cost of revenue expense increased $0.2 million, or 5% from the prior year. The increase was driven by $0.2 million of lower capitalized labor, which increases operating expenses.

Product Development Expenses

	Three Months Ended June 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Product development	$4,729	$4,158	$571	14%
Percentage of revenue	13.2%	10.8%
Product development expenses increased $0.6 million, or 14% from the prior year. The increase was driven by $0.6 million of lower capitalized labor, which increases operating expenses.

Sales and Marketing Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Sales and marketing	$12,019	$14,723	$(2,704)	(18)%
Percentage of revenue	33.5%	38.2%

Sales and marketing expenses decreased $2.7 million, or 18% from the prior year. This decrease was driven by a $1.8 million decrease in compensation related costs, primarily related to lower commissions and headcount, a $0.5 million decrease in discretionary marketing, and a $0.4 million decrease in operational costs, including credit card fees and sales performance incentives.

General and Administrative Expenses

	Three Months Ended June 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
General and administrative	$7,296	$8,453	$(1,157)	(14)%
Percentage of revenue	20.4%	21.9%

General and administrative expenses decreased $1.2 million, or 14% from the prior year. The decrease was driven by a $0.6 million decrease in operational costs, including bad debt expense and consulting, and a $0.5 million decrease in compensation related costs, primarily due to headcount and stock-based compensation.

Depreciation

	Three Months Ended June 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Depreciation	$4,586	$4,162	$424	10%
Percentage of revenue	12.8%	10.8%

Depreciation expense increased $0.4 million, or 10%, compared to the same period in 2023. The increase was primarily driven by depreciation related to capitalized development costs.

Restructuring

	Three Months Ended June 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Restructuring	$—	$2,115	$(2,115)	(100)%
Percentage of revenue	—%	5.5%
During the three months ended June 30, 2023, the Company recorded restructuring charges of $2.1 million as part of an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%. There were no restructuring charges during the three months ended June 30, 2024.

Operating Income

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Revenue	$35,833	$38,538	$(2,705)	(7)%
Operating income	2,003	(29)	2,032	n.m.
Operating margin	5.6%	(0.1)%

Operating income for the three months ended June 30, 2024 was $2.0 million, a positive margin of 5.6%, compared to operating income of zero for the same period in 2023, an increase of $2.0 million. The increase in operating income and percentage margin was driven by lower sales and marketing, general and administrative, and restructuring charges, partially offset by lower revenue in the current year period.

Income from Equity Method Investment

	Three Months Ended June 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Income from equity method investment	$168	$104	$64	62%
Percentage of revenue	0.5%	0.3%

During the three months ended June 30, 2024 and 2023, the Company recorded $0.2 million and $0.1 million, respectively, of income related to its proportionate share of eFinancialCareer's net income. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See note 7 for additional information.

Interest Expense and Other

	Three Months Ended June 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Interest expense and other	$845	$879	$(34)	(4)%
Percentage of revenue	2.4%	2.3%
Interest expense and other of $0.8 million was approximately flat from the prior year.

Income Taxes

	Three Months Ended June 30,
	2024	2023
	(in thousands, except percentages)
Income (loss) before income taxes	$1,326	$(804)
Income tax expense (benefit)	383	(677)
Effective tax rate	28.9%	84.2%

The effective tax rate for the three months ended June 30, 2024, differed from the statutory rate due to tax expense of $0.1 million from the tax impacts of share-based compensation awards. The tax rate for the three months ended June 30, 2023, differed from the statutory rate due to a tax benefit of $0.4 million from research tax credits.

Earnings per Share

	Three Months Ended June 30,
	2024	2023
	(in thousands, except per share amounts)
Net Income (loss)	$943	$(127)

Weighted-average shares outstanding - basic	44,569	43,460
Weighted-average shares outstanding - diluted	45,037	43,460

Basic earnings (loss) per share	$0.02	$—
Diluted earnings (loss) per share	$0.02	$—
Diluted earnings (loss) per share was $0.02 and zero for the three months ended June 30, 2024 and 2023, respectively. The increase was driven by higher operating income, as discussed above.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenue

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Tech-focused
ClearanceJobs	26,123	23,976	2,147	9%
Dice (1)	$45,735	$53,182	$(7,447)	(14)%
Total revenue	$71,858	$77,158	$(5,300)	(7)%

(1) Includes Dice and Career Events

We experienced a decrease in revenue of $5.3 million, or 7%. Revenue at ClearanceJobs increased by $2.1 million, or 9%, as compared to the prior year, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. Revenue at Dice decreased by $7.4 million, or 14%, compared to the prior year due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products.

Cost of Revenue

	Six Months Ended June 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Cost of revenue	$10,077	$9,868	$209	2%
Percentage of revenue	14.0%	12.8%

Cost of revenue increased $0.2 million, or 2%, driven by an increase of $0.2 million from higher operational costs, primarily software subscriptions.
Product Development Expenses

	Six Months Ended June 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Product development	$9,527	$8,852	$675	8%
Percentage of revenue	13.3%	11.5%

Product development increased $0.7 million, or 8%, driven by lower capitalized labor of $1.5 million, which increases operating expense, from the restructuring in the second quarter of 2023. The increase was partially offset by a $0.7 million decrease in compensation related costs due to lower headcount.

Sales and Marketing Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Sales and marketing	$24,717	$30,783	$(6,066)	(20)%
Percentage of revenue	34.4%	39.9%

Sales and marketing expenses decreased $6.1 million, or 20% from the prior year. The decrease was driven by a $4.6 million decrease in compensation related costs, including lower commissions and headcount, a $0.8 million decrease in operational costs, including credit card fees and company events, and a $0.7 million decrease in discretionary marketing expenses.

General and Administrative Expenses

	Six Months Ended June 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
General and administrative	$14,523	$16,661	$(2,138)	(13)%
Percentage of revenue	20.2%	21.6%

General and administrative costs decreased $2.1 million, or 13%, from the prior year. The decrease was driven by a $1.1 million decrease in operational costs, including lower bad debt expense and consulting costs, and a $1.0 million decrease in compensation related costs, primarily related to stock-based compensation.
Depreciation

	Six Months Ended June 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Depreciation	$9,042	$8,335	$707	8%
Percentage of revenue	12.6%	10.8%
Depreciation expense increased $0.7 million, or 8%, compared to the same period in 2023. The increase was primarily driven by depreciation related to capitalized development costs.

Restructuring

	Six Months Ended June 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Restructuring	$—	$2,115	$(2,115)	n/a
Percentage of revenue	—%	2.7%
During the six months ended June 30, 2023, the Company recorded restructuring charges of $2.1 million as part of an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%. There were no restructuring charges during the six months ended June 30, 2024.

Operating Income

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Revenue	$71,858	$77,158	$(5,300)	(7)%
Operating income	3,972	544	3,428	630%
Operating margin	5.5%	0.7%

Operating income for the six months ended June 30, 2024 was $4.0 million, a positive margin of 5.5%, compared to operating income of $0.5 million, a positive margin of 0.7%, for the same period in 2023, an increase of $3.4 million. The increase in operating income and higher percentage margin was primarily driven by lower sales and marketing, general and administrative, and restructuring charges, partially offset by lower revenue in the current year period.
Income from Equity Method Investment

	Six Months Ended June 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Income from equity method investment	$302	$275	$27	10%
Percentage of revenue	0.4%	0.4%

During each of the six month periods ended June 30, 2024 and 2023, the Company recorded $0.3 million of income related to its proportionate share of eFinancialCareer's net income. The Company records its proportionate share of eFC's net income three months in arrears. See note 7 for additional information.

Impairment of Investment

	Six Months Ended June 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Impairment of investment	$400	$—	$400	—%
Percentage of revenue	0.6%	—%

During the six month period ended June 30, 2024, the Company recognized a $0.4 million loss related to the impairment of an investment. See note 7 for additional information.

Interest Expense and Other

	Six Months Ended June 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Interest expense and other	$1,791	$1,677	$114	7%
Percentage of revenue	2.5%	2.2%

Interest expense and other increased $0.1 million, or 7%, compared to the same period in 2023, due to higher interest rates.

Income Taxes

	Six Months Ended June 30,
	2024	2023
	(in thousands, except percentages)
Income (loss) before income taxes	$2,083	$(858)
Income tax expense (benefit)	2,652	(1,191)
Effective tax rate	127.3%	138.8%

Our effective tax rate for the six months ended June 30, 2024, differed from the statutory rate due to tax expense of $1.9 million from the tax impacts of share-based compensation awards and $0.2 million from state taxes related to research and development expenditures. The tax rate for the six months ended June 30, 2023, differed from the statutory rate due to tax benefits of $0.4 million from the tax impacts of share-based compensation awards and $0.4 million from research tax credits.

Earnings (Loss) per Share

	Six Months Ended June 30,
	2024	2023
	(in thousands, except per share amounts)
Net income (loss)	$(569)	$333

Weighted-average shares outstanding - basic	44,386	43,672
Weighted-average shares outstanding - diluted	44,386	44,682

Basic earnings (loss) per share	$(0.01)	$0.01
Diluted earnings (loss) per share	$(0.01)	$0.01

Diluted earnings (loss) per share was $(0.01) and $0.01 for the six months ended June 30, 2024 and 2023, respectively. The decrease was driven by the tax impacts of stock-based compensation, as described above.
Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the six months ended June 30, 2024 and 2023 follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash from operating activities	$11,150	$8,077
Cash used in investing activities	$(7,913)	$(9,221)
Cash from (used in) financing activities	$(4,488)	$862

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At June 30, 2024, we had cash of $3.0 million compared to $4.2 million at December 31, 2023.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $57.0 million in borrowing capacity under our $100.0 million Credit Agreement, as defined below, at June 30, 2024. Borrowings are subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, gain or impairments on investments, and the effect of changes in working capital. Net cash flows from operating activities were $11.2 million and $8.1 million for the six-month periods ended June 30, 2024 and 2023, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2024 period increased $3.1 million compared to the same period of 2023 due to lower people costs, including lower payments for bonus, wages and commissions and the timing of payments to vendors. The reductions were partially offset by lower billings to and cash collections from our customers.

Investing Activities

Cash used in investing activities during the six-month period ended June 30, 2024 was $7.9 million compared to $9.2 million used in the same period of 2023. Cash used in investing activities in the six-month period ended June 30, 2024 is primarily comprised of $6.6 million of capitalized development costs and $1.0 million of costs associated with the Company's office space. Cash used in investing activities in the six month period ended June 30, 2023 is primarily comprised of capitalized development costs. The reduction to capitalized development costs in the current year period is due to lower headcount from the May 2023 restructuring.

Financing Activities

Cash used in financing activities during the six-month period ended June 30, 2024 was $4.5 million and was driven by $3.0 million of net payments on long-term debt, partially offset by $1.5 million related to share repurchases. Cash from financing activities during the six-month period ended June 30, 2023 was $0.9 million and was driven by $13.0 million of net proceeds on long-term debt, partially offset by $12.1 million related to share repurchases.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management to measure operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin as performance measures for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses these measures to calculate amounts of performance-based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, and items such as non-cash stock-based compensation, certain write-offs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, losses from equity method investments, transaction costs in connection with the Credit Agreement, deferred revenue written off in connection with acquisition purchase accounting adjustments, write-off of non-cash stock-based compensation expense, impairment of investment, severance and retention costs related to dispositions and reorganizations of the Company, restructuring charges and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, including income from equity method investments, interest income, business interruption insurance proceeds, and gains related to legal claims that are unusual in nature or infrequent.
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
A reconciliation of Adjusted EBITDA for the six months ended June 30, 2024 and 2023 follows (in thousands):

	Six Months Ended June 30,
	Dollars
	2024	2023
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(569)	$333
Interest expense	1,791	1,677
Income tax expense (benefit)	2,652	(1,191)
Depreciation	9,042	8,335
Non-cash stock-based compensation	4,304	5,284
Income from equity method investment	(302)	(275)
Impairment of investment	400	—
Severance and related costs	223	521
Restructuring	—	2,115
Adjusted EBITDA	$17,541	$16,799

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash provided by operating activities	$11,150	$8,077
Interest expense	1,791	1,677
Amortization of deferred financing costs	(72)	(72)
Income tax expense (benefit)	2,652	(1,191)
Deferred income taxes	(50)	2,075
Change in accrual for unrecognized tax benefits	(113)	(303)
Change in accounts receivable	45	(1,837)
Change in deferred revenue	(2,297)	(2,570)
Severance and related costs	223	521
Restructuring	—	2,115
Changes in working capital and other	4,212	8,307
Adjusted EBITDA	$17,541	$16,799

A reconciliation of Adjusted EBITDA Margin for the six months ended June 30, 2024 and 2023 follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Revenue	$71,858	$77,158

Net income (loss)	$(569)	$333
Net income (loss) margin(1)	(1)%	—%

Adjusted EBITDA	$17,541	$16,799
Adjusted EBITDA Margin(1)	24%	22%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenue.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Financing and Capital Requirements

Credit Agreement

In June 2022, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc.,entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in June 2027. Under the Credit Agreement, we have a $100 million revolving credit facility, with an expansion option of $50 million, bringing the total facility to $150 million, with $35.0 million of borrowings on the facility at June 30, 2024. The Company has $57.0 million available for future borrowings, subject to the terms of the Credit Agreement, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 7.69% (the rate in effect on June 30, 2024) on our current borrowings, interest payments are expected to be $1.3 million from July 1, 2024 to December 31, 2024, $2.7 million in each of 2025 and 2026, and $1.3 million in 2027. The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of June 30, 2024, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the notes to the condensed consolidated financial statements and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of June 30, 2024, the value of our lease right-of-use asset was $7.1 million and the value of our lease liability was $11.2 million. See note 6 to the condensed consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of June 30, 2024, we recorded approximately $1.1 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2024, are $1.1 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Board previously approved a stock repurchase program that permitted the Company to repurchase its common stock. As of June 30, 2024, the Company had no stock repurchase programs and all previously approved stock repurchase programs had expired in accordance with their terms. Management has discretion in determining the conditions under which shares may be purchased from time to time. See note 13 of the notes to the condensed consolidated financial statements for further information.

We anticipate capital expenditures for the fiscal year ending December 31, 2024 to be approximately $14 million to $16 million. We intend to use operating cash flows to fund capital expenditures.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the SOFR or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, as determined by our most recent consolidated leverage ratio. As of June 30, 2024, we had outstanding borrowings of $35.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.4 million, based on the balances outstanding for these borrowings as of June 30, 2024.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 11 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of August 7, 2024, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plans - During the six months ended June 30, 2024, the Company had no stock repurchases pursuant to any stock repurchase plans. As of June 30, 2024, the Company had no stock repurchase plans, and all previously approved stock repurchase plans have expired in accordance with their terms.

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

Stock repurchases during the three months ended June 30, 2024 were as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2024	3,605	$2.46	—	$—
May 1 through May 31, 2024	—		—	$—
June 1 through June 30, 2024	15,175	$2.20	—	$—
Total	18,780		—	$—
(1) Total number of shares purchased includes shares withheld to satisfy employee income tax obligations upon the vesting of stock awards.
(2) Average price paid per share for shares purchased as part of a publicly announced plan or program, as applicable, includes costs associated with the repurchases.

Item 5.    Other Information

During the three month period ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulations S-K.

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

Date:	August 7, 2024	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President, Chief Executive Officer
(Principal Executive Officer)

		By:	/S/ Raime Leeby Muhle
Raime Leeby Muhle, Chief Financial Officer
(Principal Financial Officer)