Form 10-Q
period 2024-09-30
DHI GROUP, INC.
filed 2024-11-12
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of November 8, 2024, there were 48,332,278 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2024 and 2023
	Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2024 and 2023
	Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended September 30, 2024 and 2023
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2024 and 2023
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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash	$2,073	$4,206
Accounts receivable, net of allowance for doubtful accounts of $1,288 and $1,313	19,653	22,225
Income taxes receivable	317	221
Prepaid and other current assets	3,964	4,237
Total current assets	26,007	30,889
Fixed assets, net	21,896	25,272
Capitalized contract costs	7,078	6,364
Operating lease right-of-use assets	6,810	4,759
Investments	1,926	1,918
Acquired intangible assets	23,800	23,800
Goodwill	128,100	128,100
Other assets	3,776	4,100
Total assets	$219,393	$225,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,662	$17,408
Deferred revenue	46,113	49,463
Operating lease liabilities	1,857	2,006
Total current liabilities	62,632	68,877
Deferred revenue	800	508
Operating lease liabilities	9,170	6,543
Long-term debt	32,000	38,000
Deferred income taxes	1,864	2,214
Accrual for unrecognized tax benefits	1,206	1,032
Other long-term liabilities	409	486
Total liabilities	108,081	117,660
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 80,966 and 78,764 shares, respectively; outstanding: 48,341 and 46,875 shares, respectively	811	789
Additional paid-in capital	268,066	261,824
Accumulated other comprehensive loss	—	(83)
Accumulated earnings	31,459	32,228
Treasury stock, 32,625 and 31,889 shares, respectively	(189,024)	(187,216)
Total stockholders’ equity	111,312	107,542
Total liabilities and stockholders’ equity	$219,393	$225,202
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$35,283	$37,433	$107,141	$114,591

Operating expenses:
Cost of revenue	5,068	4,971	15,145	14,839
Product development	4,776	4,432	14,303	13,284
Sales and marketing	11,585	14,036	36,302	44,819
General and administrative	7,574	7,210	22,097	23,871
Depreciation	4,542	4,241	13,584	12,576
Restructuring	1,111	302	1,111	2,417
Total operating expenses	34,656	35,192	102,542	111,806
Operating income	627	2,241	4,599	2,785
Income from equity method investment	23	153	325	428
Gain on sale of investment	—	614	—	614
Impairment of investment	—	(300)	(400)	(300)
Interest expense and other	(755)	(939)	(2,546)	(2,616)
Income (loss) before income taxes	(105)	1,769	1,978	911
Income tax expense (benefit)	95	759	2,747	(432)
Net income (loss)	$(200)	$1,010	$(769)	$1,343

Basic earnings (loss) per share	$—	$0.02	$(0.02)	$0.03
Diluted earnings (loss) per share	$—	$0.02	$(0.02)	$0.03

Weighted-average basic shares outstanding	44,873	43,405	44,550	43,582
Weighted-average diluted shares outstanding	44,873	44,324	44,550	44,579
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(200)	$1,010	$(769)	$1,343

Other comprehensive income:
Foreign currency translation adjustment	30	55	83	211
Cumulative translation adjustments reclassified to the Statements of Operations	—	200	—	200
Total other comprehensive income	30	255	83	411
Comprehensive income (loss)	$(170)	$1,265	$(686)	$1,754
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2023	—	$—	78,764	$789	$261,824	31,889	$(187,216)	$32,228	$(83)	$107,542
Net loss								(1,512)		(1,512)
Other comprehensive income - translation adjustments									22	22
Stock-based compensation					2,144					2,144
Restricted stock issued			1,344	13	(13)					—
Performance-Based Restricted Stock Units eligible to vest			457	5	(5)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(1)	—	—	304	(750)			(750)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	342	(861)			(861)
Balance at March 31, 2024	—	$—	80,564	$807	$263,950	32,535	$(188,827)	$30,716	$(61)	$106,585
Net income								943		943
Other comprehensive income - translation adjustments									31	31
Stock-based compensation					2,160					2,160
Restricted stock issued			318	3	(3)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(54)	(1)	1	15	(34)			(34)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(8)	—	—	4	(8)			(8)
Issuance of common stock upon ESPP purchase			82	1	145					146
Balance at June 30, 2024	—	$—	80,902	$810	$266,253	32,554	$(188,869)	$31,659	$(30)	$109,823
Net loss								(200)		(200)
Other comprehensive income - translation adjustments									30	30
Stock-based compensation					1,814					1,814
Restricted stock issued			196	2	(2)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(122)	(1)	1	71	(155)			(155)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(10)	—	—	—	—			—
Balance at September 30, 2024	—	$—	80,966	$811	$268,066	32,625	$(189,024)	$31,459	$—	$111,312

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2022	—	$—	76,442	$766	$251,632	29,075	$(174,083)	$28,405	$(481)	$106,239
Net income								460		460
Other comprehensive income - translation adjustments									150	150
Stock-based compensation					2,887					2,887
Restricted stock issued			1,107	11	(11)					—
Performance-Based Restricted Stock Units eligible to vest			1,288	13	(13)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(4)	—	—	386	(2,278)			(2,278)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	512	(3,017)			(3,017)
Purchase of treasury stock under stock repurchase plan						743	(3,521)			(3,521)
Cumulative-effect of new accounting principle (See Note 2)								332		332
Balance at March 31, 2023	—	$—	78,833	$790	$254,495	30,716	$(182,899)	$29,197	$(331)	$101,252
Net loss								(127)		(127)
Other comprehensive income - translation adjustments									6	6
Stock-based compensation					2,667					2,667
Restricted stock issued			176	2	(2)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(183)	(2)	2	26	(95)			(95)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(110)	(1)	1	—	—			—
Purchase of treasury stock under stock repurchase plan						919	(3,375)			(3,375)
Issuance of common stock upon ESPP purchase			45	—	148					148
Balance at June 30, 2023	—	$—	78,761	$789	$257,311	31,661	$(186,369)	$29,070	$(325)	$100,476
Net income								1,010		1,010
Other comprehensive income - translation adjustments									55	55
Stock-based compensation					2,168					2,168
Restricted stock issued			307	3	(3)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(289)	(3)	3	135	(501)			(501)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(210)	(2)	2	84	(320)			(320)
Cumulative translation adjustments reclassified to the Statements of Operations									200	200
Balance at September 30, 2023	—	$—	78,569	$787	$259,481	31,880	$(187,190)	$30,080	$(70)	$103,088
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from (used in) operating activities:
Net income (loss)	$(769)	$1,343
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation	13,584	12,576
Deferred income taxes	(350)	(3,179)
Amortization of deferred financing costs	109	109
Stock-based compensation	6,118	7,722
Income from equity method investment	(325)	(428)
Gain on sale of investments	—	(614)
Impairment of investment	400	300
Change in accrual for unrecognized tax benefits	174	388
Changes in operating assets and liabilities:
Accounts receivable	2,572	2,236
Prepaid expenses and other assets	489	(750)
Capitalized contract costs	(714)	3,273
Accounts payable and accrued expenses	(1,808)	(7,799)
Income taxes receivable/payable	(96)	73
Deferred revenue	(3,058)	(2,020)
Other, net	350	494
Net cash flows from operating activities	16,676	13,724
Cash flows used in investing activities:
Cash received from sale of investment	—	4,941
Purchases of fixed assets	(11,146)	(14,988)
Net cash flows used in investing activities	(11,146)	(10,047)
Cash flows from (used in) financing activities:
Payments on long-term debt	(19,000)	(23,000)
Proceeds from long-term debt	13,000	33,000
Payments under stock repurchase plan	—	(6,896)
Purchase of treasury stock related to tax withholdings on vested equity awards	(1,808)	(6,211)
Proceeds from issuance of common stock through ESPP	145	148
Net cash flows used in financing activities	(7,663)	(2,959)
Net change in cash for the period	(2,133)	718
Cash, beginning of period	4,206	3,006
Cash, end of period	$2,073	$3,724

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we," "our" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”). Operating results for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of the results to be achieved for the full year or any other future period.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three and nine-month periods ended September 30, 2024.

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

Disaggregation of Revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ClearanceJobs	$13,415	$12,663	$39,538	$36,639
Dice(1)	21,868	24,770	67,603	77,952
Total	$35,283	$37,433	$107,141	$114,591

(1) Includes Dice and Career Events

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of September 30, 2024	As of December 31, 2023

Receivables	$19,653	$22,225
Short-term contract liabilities (deferred revenue)	46,113	49,463
Long-term contract liabilities (deferred revenue)	800	508

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

The Company recognized the following revenue as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$26,882	$26,958	$45,444	$44,660

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2024	2025	2026	2027	Total
Tech-focused	$25,202	$21,128	$422	$161	$46,913

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

5.    RESTRUCTURING

In May 2023, the Company announced an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%. As a result of the restructuring, the Company recognized charges of $0.3 million and $2.4 million, respectively, for the three and nine-month periods ended September 30, 2023. The charges for the three and nine-month periods ended September 30, 2023 consisted of $0.1 million and $1.9 million, respectively, of employee severance costs, of which $0.9 million and $1.4 million, respectively, was paid during the periods, and $0.2 million and $0.5 million, respectively, of stock-based compensation related to the acceleration of restricted stock and performance-based restricted stock units.

In July 2024, the Company announced an additional organizational restructuring intended to streamline its operations, drive business objectives, and reduce operating costs. This included a reduction of the Company’s then-current workforce by approximately 7%. As a result of the restructuring, the Company recognized a charge of $1.1 million during the third quarter of 2024 related to employee severance costs, of which $0.8 million was paid during the period.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of lease cost were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost(1)	$419	$352	$1,255	$1,530
Sublease income	(20)	(25)	(50)	(324)
Total lease cost	$399	$327	$1,205	$1,206

(1) Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,110	$1,832

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,930	$—

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	September 30, 2024	December 31, 2023
Operating lease right-of-use-assets (as reported)	$6,810	$4,759

Operating lease liabilities - current (as reported)	1,857	2,006
Operating lease liabilities - non-current (as reported)	9,170	6,543
Total operating lease liabilities	$11,027	$8,549

Weighted Average Remaining Lease Term (in years)
Operating leases	7.6 years	6.2 years

Weighted Average Discount Rate
Operating leases	5.5%	4.5%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the three and nine month periods ended September 30, 2024 and 2023.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2024, future operating lease payments were as follows (in thousands):

Operating Leases
Oct 1, 2024 through December 31, 2024	$554
2025	2,206
2026	2,211
2027	1,331
2028	1,276
2029 and thereafter	6,156
Total lease payments	$13,734
Less: imputed interest	(2,707)
Total	$11,027

As of September 30, 2024 the Company has no additional operating or finance leases that have not yet commenced.

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

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC was reduced during the third quarter of 2023, as described above, as the Company reduced its ownership in eFC. The remaining basis difference at the time of sale was $0.3 million and is being amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Amortization expense during the three and nine-month periods ended September 30, 2024 and 2023 was not significant. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. The Company recorded income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference, of zero and $0.3 million for the three and nine month periods ended September 30, 2024, respectively, and recorded $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2023, respectively.

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

During the first quarter of 2024, the investment's financial position further deteriorated. To meet its financial obligations, the investment issued additional convertible debt at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to zero and accordingly, recognized an impairment loss of $0.4 million during the first quarter of 2024. The Company's ownership of the investment, on a fully diluted basis, as of September 30, 2024 is less than 0.10%.

At September 30, 2024, the Company held preferred stock representing a 7.3% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of September 30, 2024 and December 31, 2023. The Company recorded no gain or loss related to the investment during the three and nine month periods ended September 30, 2024 and 2023.

8.   ACQUIRED INTANGIBLE ASSETS, NET

Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. There were no indicators of impairment for the Dice trademarks and brand name for the three and nine month periods ended September 30, 2024.

As of September 30, 2024 and December 31, 2023 the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. No impairment was recorded during the three and nine month periods ended September 30, 2024 and 2023.

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

9.   GOODWILL

Goodwill as of September 30, 2024 and December 31, 2023, which was allocated to the Tech-focused reporting unit, was $128.1 million.

The annual impairment test for the Tech-focused reporting unit is performed on October 1 of each year. The results of the impairment test indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of October 1, 2023. Results for the Tech-focused reporting unit through September 30, 2024 and estimated future results as of September 30, 2024 approximate the projections used in the October 1, 2023 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of September 30, 2024. Therefore, no quantitative impairment test was performed as of September 30, 2024. No impairment was recorded during the three and nine month periods ended September 30, 2024 and 2023.

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

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. All borrowings as of September 30, 2024 and December 31, 2023 were in U.S. dollars. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2024, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amounts borrowed as of September 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Long-term debt under revolving credit facility(1)	$32,000	$38,000

Available to be borrowed under revolving facility(2)	$58,000	$62,000

Interest rate and margin:
Interest margin(3)	2.10%	2.35%
Actual interest rates(4)	6.97%	7.71%

Commitment fee	0.35%	0.40%

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

As of September 30, 2024 the Company has no stock repurchase programs and all previously approved stock repurchase programs have expired in accordance with their terms.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Nine Months Ended September 30,
	2024	2023
Shares repurchased	—	1,661,278
Average purchase price per share(1)	$—	$4.17
Dollar value of shares repurchased (in thousands)(1)	$—	$6,928
(1) Average price paid per share and dollar value of shares repurchased include costs associated with the repurchases.

There were no repurchases of the Company's common stock during the three month periods ended September 30, 2024 and 2023 and there were no unsettled share repurchases as of September 30, 2024 and 2023.

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

Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares repurchased upon restricted stock/PSU vesting	71,076	218,432	736,144	1,143,583
Average purchase price per share	$2.17	$3.76	$2.46	$5.43
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$154	$821	$1,808	$6,211

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Omnibus Equity Award Plan and the 2022 Omnibus Equity Award Plan and will continue to grant restricted stock and PSUs to certain employees and directors pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated. The Company also offers an Employee Stock Purchase Plan.

The Company recorded total stock-based compensation expense of $1.8 million and $6.1 million during the three and nine month periods ended September 30, 2024, respectively, and $2.2 million and $7.7 million during the three and nine month periods ended September 30, 2023. At September 30, 2024, there was $9.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

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

A summary of the status of restricted stock awards as of September 30, 2024 and 2023 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,982,437	$3.52	2,574,925	$4.82
Granted	196,000	$2.11	307,174	$3.57
Forfeited	(121,509)	$3.88	(289,002)	$5.45
Vested	(219,696)	$4.01	(360,325)	$4.09
Non-vested at end of period	2,837,232	$3.37	2,232,772	$4.69
Expected to vest	2,837,232	$3.37	2,232,772	$4.69

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,333,436	$4.55	2,639,286	$3.96
Granted	1,857,739	$2.49	1,590,172	$5.17
Forfeited	(176,511)	$3.83	(475,681)	$5.24
Vested	(1,177,432)	$4.25	(1,521,005)	$3.76
Non-vested at end of period	2,837,232	$3.37	2,232,772	$4.69
Expected to vest	2,837,232	$3.37	2,232,772	$4.69

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of PSUs as of September 30, 2024 and 2023 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,544,346	$3.50	2,045,427	$4.78
Granted	—	$—	55,128	$3.56
Forfeited	(30,568)	$3.52	(429,685)	$5.28
Vested	—	$—	(182,776)	$3.77
Non-vested at end of period	1,513,778	$3.50	1,488,094	$4.71
Expected to vest	1,513,778	$3.50	1,488,094	$4.71

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,616,962	$4.52	2,086,932	$3.48
Granted(1)	960,000	$2.54	1,412,715	$5.54
Forfeited(2)	(283,782)	$4.80	(592,703)	$5.14
Vested	(779,402)	$3.99	(1,418,850)	$3.54
Non-vested at end of period	1,513,778	$3.50	1,488,094	$4.71
Expected to vest	1,513,778	$3.50	1,488,094	$4.71

(1) PSUs granted during the nine months ended September 30, 2023 includes 587,587 additional PSUs related to the bookings achievement for the performance period ended December 31, 2022.
(2) PSUs forfeited during the nine months ended September 30, 2024 includes 230,291 PSUs related to the bookings achievement for the performance period ended December 31, 2023.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. No shares were issued during the three months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 and 2023, 81,874 and 45,374 shares, respectively, were issued under the plan.

14. INCOME TAXES

The Company’s effective tax rate was (91)% and 139% for the three and nine months ended September 30, 2024, respectively, and 43% and (47)% for the three and nine months ended September 30, 2023, respectively. The following items caused the effective rate to differ from the statutory rate:

•Tax expense of $0.1 million and $2.0 million during the three and nine months ended September 30, 2024, respectively, and tax benefits of $0.4 million during the nine months ended September 30, 2023, from the tax impacts of share-based compensation awards.
•Tax expense of $0.2 million during the nine months ended September 30, 2024, from state taxes related to research and development expenditures.
•Tax benefits of $0.4 million during the nine months ended September 30, 2023, from research tax credits.
•Tax expense of $0.1 million during the three months ended September 30, 2023, from deduction limitations on executive compensation.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Tax expense of $0.1 million during the three months ended September 30, 2023, from a valuation allowance related to the impairment of an investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(200)	$1,010	$(769)	$1,343

Weighted-average shares outstanding—basic	44,873	43,405	44,550	43,582
Add shares issuable from stock-based awards(1)	—	919	—	997
Weighted-average shares outstanding—diluted	44,873	44,324	44,550	44,579

Basic earnings (loss) per share	$—	$0.02	$(0.02)	$0.03
Diluted earnings (loss) per share	$—	$0.02	$(0.02)	$0.03

Dilutive shares issuable from unvested equity awards(1)	—	919	—	997
Anti-dilutive shares issuable from unvested equity awards(2)	3,271	1,961	3,325	2,217

(1) During each of the three and nine months ended September 30, 2024, 0.4 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss.
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

	As of September 30,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2024	2023
ClearanceJobs	1,982	2,054	(72)	(4)%
Dice	4,868	5,752	(884)	(15)%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended September 30,				Nine months ended September 30,
	2024	2023	Increase (Decrease)	Percent Change	2024	2023	Increase (Decrease)	Percent Change
ClearanceJobs	$24,762	$21,422	$3,340	16%	$24,029	$20,928	$3,101	15%
Dice	$16,330	$15,531	$799	5%	$16,207	$15,578	$629	4%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

ClearanceJobs had 1,982 recruitment package customers as of September 30, 2024 compared to 2,054 as of September 30, 2023, a decrease of 4%, and average annual revenue per recruitment package customer increased $3,340, or 16%, from the prior year quarter. The increased revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government security clearance and consistent product releases and enhancements driving activity on the site. The lower customer count was the result of churn among ClearanceJob's smaller customers while larger customers expanded the value of their contracts with ClearanceJobs. Dice had 4,868 recruitment package customers as of September 30, 2024, which was a decrease of 884, or 15%, and average annual revenue per recruitment package customer for Dice increased $799, or 5%, from the prior year quarter. The decrease in recruitment package customers was due to macroeconomic conditions causing customer counts to decline while the average annual revenue per recruitment package customer increased driven by strong retention rates as our larger recurring customers continue to renew with Dice.

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

		Comparison to Prior Year End			Comparison Year Over Year
	9/30/2024	12/31/2023	Increase (Decrease)	Percent Change	9/30/2023	Increase (Decrease)	Percent Change
Deferred Revenue	$46,913	$49,971	$(3,058)	(6)%	$48,844	$(1,931)	(4)%
Contractual commitments not invoiced	56,595	58,126	(1,531)	(3)%	59,559	(2,964)	(5)%
Backlog(1)	$103,508	$108,097	$(4,589)	(4)%	$108,403	$(4,895)	(5)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at September 30, 2024 decreased $4.6 million from December 31, 2023 and decreased $4.9 million from September 30, 2023. The decrease in backlog compared to December 31, 2023 and September 30, 2023 is due to macroeconomic conditions causing lower demand for the Company's services.

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

Product Releases
2024	2023
Dice Discover Companies, TopResume Integration, Dice Privacy & Trust Center	Dice Premium Enhanced Company Profile, Dice Remote and Company Preferences, Dice Invite To Apply, Dice Matchscore on Jobs, Dice Connections
ClearanceJobs Live	ClearanceJobs Comments, ClearanceJobs Expressed Interest, ClearanceJobs Enhanced Employer Profile, ClearanceJobs Mobile App

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

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenue

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)

ClearanceJobs	$13,415	$12,663	$752	6%
Dice(1)	21,868	24,770	(2,902)	(12)%
Total revenue	$35,283	$37,433	$(2,150)	(6)%

(1) Includes Dice and Career Events

For the three months ended September 30, 2024, we experienced a decrease in revenue of $2.2 million, or 6%. Revenues for ClearanceJobs increased $0.8 million, or 6%, as compared to the same period in 2023, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. Revenue at Dice decreased $2.9 million, or 12%, compared to the same period in 2023 due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products.

Cost of Revenue

	Three Months Ended September 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Cost of revenue	$5,068	$4,971	$97	2%
Percentage of revenue	14.4%	13.3%

Cost of revenue expense increased $0.1 million, or 2% from the prior year. The increase was driven by $0.2 million in operational costs, including professional fees, and $0.1 million of lower capitalized labor, which increases operating expenses. The increase is partially offset by a decrease of $0.2 million in compensation related costs, primarily related to lower headcount.

Product Development Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Product development	$4,776	$4,432	$344	8%
Percentage of revenue	13.5%	11.8%
Product development expenses increased $0.3 million, or 8% from the prior year. The increase was driven by $0.4 million of lower capitalized labor, which increases operating expenses.

Sales and Marketing Expenses

	Three Months Ended September 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Sales and marketing	$11,585	$14,036	$(2,451)	(17)%
Percentage of revenue	32.8%	37.5%

Sales and marketing expenses decreased $2.5 million, or 17% from the prior year. This decrease was driven by a $1.6 million decrease in compensation related costs, primarily related to lower commissions and headcount, a $0.6 million decrease in operational costs, including consulting, credit card fees and sales performance incentives, and a $0.3 million decrease in discretionary marketing.

General and Administrative Expenses

	Three Months Ended September 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
General and administrative	$7,574	$7,210	$364	5%
Percentage of revenue	21.5%	19.3%

General and administrative expenses increased $0.4 million, or 5% from the prior year. The increase was driven by a $0.5 million increase in operational costs, including professional fees and bad debt expense. The increase was partially offset by a $0.1 million decrease in software subscriptions.

Depreciation

	Three Months Ended September 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Depreciation	$4,542	$4,241	$301	7%
Percentage of revenue	12.9%	11.3%
Depreciation expense increased $0.3 million, or 7%, compared to the same period in 2023. The increase was primarily driven by depreciation related to capitalized development costs.

Restructuring

	Three Months Ended September 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Restructuring	$1,111	$302	$809	268%
Percentage of revenue	3.1%	0.8%
During the three months ended September 30, 2024, the Company recorded a restructuring charge of $1.1 million, which included a reduction of the Company’s then-current workforce by approximately 7% (the "2024 restructuring"). During the second quarter of 2023, the Company announced an organizational restructuring that included a reduction of the Company's then-current workforce by approximately 10% (the "2023 restructuring"). In connection with the 2023 restructuring, the Company recorded a restructuring charge of $0.3 million during the three months ended September 30, 2023. The 2023 restructuring and the 2024 restructuring were intended to streamline the Company's operations, drive business objectives, reduce operating expenses and improve operating margins.

Operating Income

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Revenue	$35,283	$37,433	$(2,150)	(6)%
Operating income	627	2,241	(1,614)	(72)%
Operating margin	1.8%	6.0%

Operating income for the three months ended September 30, 2024 was $0.6 million, a positive margin of 1.8%, compared to operating income of $2.2 million, a positive margin of 6.0%, for the same period in 2023, a decrease of $1.6 million. The decrease in operating income and percentage margin was driven by lower revenues and the restructuring charge, partially offset by lower sales and marketing expenses.

Income from Equity Method Investment

	Three Months Ended September 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Income from equity method investment	$23	$153	$(130)	(85)%
Percentage of revenue	0.1%	0.4%

During the three months ended September 30, 2024 and 2023, the Company recorded $0.0 million and $0.2 million, respectively, of income related to its proportionate share of eFinancialCareer's net income. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Gain on Sale of Investment

	Three Months Ended September 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Gain on sale of investment	$—	$614	$(614)	(100)%
Percentage of revenue	—%	1.6%

During the three months ended September 30, 2023, the Company recognized a $0.6 million gain on sale of a portion of its investment in eFinancialCareers. See note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Impairment of Investment

	Three Months Ended September 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Impairment of Investment	$—	$300	$(300)	(100)%
Percentage of revenue	—%	(0.8)%

During the three months ended September 30, 2023, the Company recognized a $0.3 million loss related to the impairment of an investment. See note 7 to the consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Three Months Ended September 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Interest expense and other	$755	$939	$(184)	(20)%
Percentage of revenue	2.1%	2.5%
Interest expense and other decreased $0.2 million, or 20%, from the prior year, due to lower debt outstanding and lower interest rates on our revolving credit facility during the current period.

Income Taxes

	Three Months Ended September 30,
	2024	2023
	(in thousands, except percentages)
Income (loss) before income taxes	$(105)	$1,769
Income tax expense	95	759
Effective tax rate	(90.5)%	42.9%

The effective tax rate for the three months ended September 30, 2024 differed from the statutory rate due to tax expense of $0.1 million from the tax impacts of share-based compensation awards. The tax rate for the three months ended September 30, 2023 differed from the statutory rate due to tax expense of $0.1 million from deduction limitations on executive compensation and $0.1 million from a valuation allowance related to the impairment of an investment.

Earnings per Share

	Three Months Ended September 30,
	2024	2023
	(in thousands, except per share amounts)
Net Income (loss)	$(200)	$1,010

Weighted-average shares outstanding - basic	44,873	43,405
Weighted-average shares outstanding - diluted	44,873	44,324

Basic earnings (loss) per share	$—	$0.02
Diluted earnings (loss) per share	$—	$0.02
Diluted earnings (loss) per share was zero and $0.02 for the three months ended September 30, 2024 and 2023, respectively. The decrease was driven by lower operating income, as described above.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenue

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Tech-focused
ClearanceJobs	$39,538	$36,639	$2,899	8%
Dice (1)	67,603	77,952	(10,349)	(13)%
Total revenue	$107,141	$114,591	$(7,450)	(7)%

(1) Includes Dice and Career Events

We experienced a decrease in revenue of $7.5 million, or 7%. Revenue at ClearanceJobs increased by $2.9 million, or 8%, as compared to the prior year, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. Revenue at Dice decreased by $10.3 million, or 13%, compared to the prior year due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products.
Cost of Revenue

	Nine Months Ended September 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Cost of revenue	$15,145	$14,839	$306	2%
Percentage of revenue	14.1%	12.9%

Cost of revenue increased $0.3 million, or 2%, driven by an increase of $0.7 million from higher operational costs, primarily professional fees and software subscriptions and $0.3 million of lower capitalized labor, which increases operating expenses. These increases were partially offset by a $0.7 million decrease in compensation related costs due to lower headcount.

Product Development Expenses

	Nine Months Ended September 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Product development	$14,303	$13,284	$1,019	8%
Percentage of revenue	13.3%	11.6%

Product development increased $1.0 million, or 8%, driven by lower capitalized labor of $1.9 million, which increases operating expense. The increase was partially offset by a $0.8 million decrease in compensation related costs from lower headcount and lower operational costs, primarily consulting fees.

Sales and Marketing Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Sales and marketing	$36,302	$44,819	$(8,517)	(19)%
Percentage of revenue	33.9%	39.1%

Sales and marketing expenses decreased $8.5 million, or 19% from the prior year period. The decrease was driven by a $6.2 million decrease in compensation related costs, including lower commissions and headcount, a $1.4 million decrease in operational costs, including consulting fees, credit card fees, and sales performance incentives, and a $0.9 million decrease in discretionary marketing expenses.

General and Administrative Expenses

	Nine Months Ended September 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
General and administrative	$22,097	$23,871	$(1,774)	(7)%
Percentage of revenue	20.6%	20.8%

General and administrative costs decreased $1.8 million, or 7%, from the prior year. The decrease was driven by a $1.4 million decrease in compensation related costs, primarily related to stock-based compensation, and $0.3 million decrease in operational costs, primarily software subscriptions.
Depreciation

	Nine Months Ended September 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Depreciation	$13,584	$12,576	$1,009	8%
Percentage of revenue	12.7%	11.0%
Depreciation expense increased $1.0 million, or 8%, compared to the same period in 2023. The increase was primarily driven by depreciation related to capitalized development costs.
Restructuring

	Nine Months Ended September 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Restructuring	$1,111	$2,417	$(1,305)	(54)%
Percentage of revenue	1.0%	2.1%

During the nine months ended September 30, 2024 and 2023, the Company recorded restructuring charges of $1.1 million and $2.4 million, respectively, as part of organizational restructurings intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 7% and 10% for the nine months ended September 30, 2024 and 2023, respectively.

Operating Income

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Revenue	$107,141	$114,591	$(7,450)	(7)%
Operating income	4,599	2,785	1,814	65%
Operating margin	4.3%	2.4%

Operating income for the nine months ended September 30, 2024 was $4.6 million, a positive margin of 4.3%, compared to operating income of $2.8 million, a positive margin of 2.4%, for the same period in 2023, an increase of $1.8 million. The increase in operating income and higher percentage margin was primarily driven by lower operating expenses, primarily sales and marketing, and lower restructuring charges, partially offset by lower revenue in the current year period.
Income from Equity Method Investment

	Nine Months Ended September 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Income from equity method investment	$325	$428	$(103)	(24)%
Percentage of revenue	0.3%	0.4%

During the nine month periods ended September 30, 2024 and 2023, the Company recorded $0.3 million and $0.4 million, respectively, of income related to its proportionate share of eFinancialCareer's net income. The Company records its proportionate share of eFC's net income three months in arrears. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Gain on Sale of Investments

	Nine Months Ended September 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Gain on sale of investments	$—	$614	$(614)	(100)%
Percentage of revenue	—%	1.6%

During the nine month period ended September 30, 2023, the Company recognized a $0.6 million gain from a partial sale of its 40% common share interest in eFinancialCareers. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Impairment of Investment

	Nine Months Ended September 30,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Impairment of investment	$400	$300	$100	33%
Percentage of revenue	0.4%	0.3%

During the nine month periods ended September 30, 2024 and 2023, the Company recognized losses of $0.4 million and $0.3 million, respectively, related to the impairment of an investment. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Nine Months Ended September 30,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Interest expense and other	$2,546	$2,616	$(70)	(3)%
Percentage of revenue	2.4%	2.3%

Interest expense and other decreased $0.1 million, or 3%, compared to the same period in 2023, primarily due to lower debt outstanding on our revolving credit facility during the current period.

Income Taxes

	Nine Months Ended September 30,
	2024	2023
	(in thousands, except percentages)
Income before income taxes	$1,978	$911
Income tax expense (benefit)	2,747	(432)
Effective tax rate	138.9%	(47.4)%

Our effective tax rate for the nine months ended September 30, 2024, differed from the statutory rate due to tax expense of $2.0 million from the tax impacts of share-based compensation awards and $0.2 million from state taxes related to research and development expenditures. The tax rate for the nine months ended September 30, 2023, differed from the statutory rate due to tax benefits of $0.4 million from the tax impacts of share-based compensation awards and $0.4 million from research tax credits.

Earnings (Loss) per Share

	Nine Months Ended September 30,
	2024	2023
	(in thousands, except per share amounts)
Net income (loss)	$(769)	$1,343

Weighted-average shares outstanding - basic	44,550	43,582
Weighted-average shares outstanding - diluted	44,550	44,579

Basic earnings (loss) per share	$(0.02)	$0.03
Diluted earnings (loss) per share	$(0.02)	$0.03

Diluted earnings (loss) per share was $(0.02) and $0.03 for the nine months ended September 30, 2024 and 2023, respectively. The decrease was driven by higher tax expense, primarily the tax impacts of stock-based compensation, partially offset by higher operating income, as described above.
Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the nine months ended September 30, 2024 and 2023 follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash from operating activities	$16,676	$13,724
Cash used in investing activities	$(11,146)	$(10,047)
Cash from (used in) financing activities	$(7,663)	$(2,959)
We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2024, we had cash of $2.1 million compared to $4.2 million at December 31, 2023.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $58.0 million in borrowing capacity under our $100.0 million Credit Agreement, as defined below, at September 30, 2024. Borrowings are subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, gain or impairments on investments, and the effect of changes in working capital. Net cash flows from operating activities were $16.7 million and $13.7 million for the nine-month periods ended September 30, 2024 and 2023, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2024 period increased $3.0 million compared to the same period of 2023 due to lower people costs, including lower payments for bonus, wages and commissions and the timing of payments to vendors. The reductions were partially offset by lower billings to and cash collections from our customers.

Investing Activities

Cash used in investing activities during the nine-month period ended September 30, 2024 was $11.1 million compared to $10.0 million used in the same period of 2023. Cash used in investing activities in the nine-month period ended September 30, 2024 is primarily comprised of $9.8 million of capitalized development costs and $1.0 million of costs associated with the Company's office space. Cash used in investing activities in the nine-month period ended September 30, 2023 is primarily comprised of $12.8 million of capitalized development costs and $1.2 million of costs associated with the Company's office space, partially offset by $4.9 million of cash received from the sale of its investment in eFinancialCareers as described above.

Financing Activities

Cash used in financing activities during the nine-month period ended September 30, 2024 was $7.7 million and was driven by $6.0 million of net payments on long-term debt and $1.7 million related to share repurchases. Cash used in financing activities during the nine-month period ended September 30, 2023 was $3.0 million and was driven by $13 million related to share repurchases, partially offset by $10.0 million of net proceeds on long-term debt.

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
A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2024 and 2023 follows (in thousands):

	Nine Months Ended September 30,
	Dollars
	2024	2023
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(769)	$1,343
Interest expense	2,546	2,616
Income tax expense (benefit)	2,747	(432)
Depreciation	13,584	12,576
Non-cash stock-based compensation	6,118	7,273
Income from equity method investment	(325)	(428)
Gain on sale of investment	—	(614)
Impairment of investment	400	300
Severance and related costs	748	1,140
Restructuring	1,111	2,417
Adjusted EBITDA	$26,160	$26,191

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash provided by operating activities	$16,676	$13,724
Interest expense	2,546	2,616
Amortization of deferred financing costs	(109)	(109)
Income tax expense (benefit)	2,747	(432)
Deferred income taxes	350	3,179
Change in accrual for unrecognized tax benefits	(174)	(388)
Change in accounts receivable	(2,572)	(2,236)
Change in deferred revenue	3,058	2,020
Severance and related costs	748	1,140
Restructuring	1,111	2,417
Changes in working capital and other	1,779	4,260
Adjusted EBITDA	$26,160	$26,191

A reconciliation of Adjusted EBITDA Margin for the nine months ended September 30, 2024 and 2023 follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Revenue	$107,141	$114,591

Net income (loss)	$(769)	$1,343
Net income (loss) margin(1)	(1)%	1%

Adjusted EBITDA	$26,160	$26,191
Adjusted EBITDA Margin(1)	24%	23%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenue.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Financing and Capital Requirements

Credit Agreement

In June 2022, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc.,entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in June 2027. Under the Credit Agreement, we have a $100 million revolving credit facility, with an expansion option of $50 million, bringing the total facility to $150 million, with $32.0 million of borrowings on the facility at September 30, 2024. The Company has $58.0 million available for future borrowings, subject to the terms of the Credit Agreement, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 6.97% (the rate in effect on September 30, 2024) on our current borrowings, interest payments are expected to be $0.6 million from October 1, 2024 to December 31, 2024, $2.2 million in each of 2025 and 2026, and $1.1 million in 2027. The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of September 30, 2024, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the notes to the condensed consolidated financial statements included elsewhere in this report and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of September 30, 2024, the value of our lease right-of-use asset was $6.8 million and the value of our lease liability was $11.0 million. See Note 6 to the condensed consolidated financial statements included elsewhere in this report for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of September 30, 2024, we recorded approximately $1.2 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2024, are $1.2 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Board previously approved a stock repurchase program that permitted the Company to repurchase its common stock. As of September 30, 2024, the Company had no stock repurchase programs and all previously approved stock repurchase programs had expired in accordance with their terms. Management has discretion in determining the conditions under which shares may be purchased from time to time. See Note 13 to the condensed consolidated financial statements included elsewhere in this report for further information.

We anticipate capital expenditures for the fiscal year ending December 31, 2024 to be approximately $14 million to $15 million. We intend to use operating cash flows to fund capital expenditures.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the SOFR or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, as determined by our most recent consolidated leverage ratio. As of September 30, 2024, we had outstanding borrowings of $32.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.3 million, based on the balances outstanding for these borrowings as of September 30, 2024.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 11 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of November 12, 2024, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plans - During the nine months ended September 30, 2024, the Company had no stock repurchases pursuant to any stock repurchase plans. As of September 30, 2024, the Company had no stock repurchase plans, and all previously approved stock repurchase plans have expired in accordance with their terms.

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

Stock repurchases during the three months ended September 30, 2024 were as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2024	71,076	$2.17	—	$—
August 1 through August 31, 2024	—	$—	—	$—
September 1 through September 30, 2024	—	$—	—	$—
Total	71,076		—	$—
(1) Total number of shares purchased includes shares withheld to satisfy employee income tax obligations upon the vesting of stock awards.
(2) Average price paid per share for shares purchased as part of a publicly announced plan or program, as applicable, includes costs associated with the repurchases.

Item 5.    Other Information

On August 22, 2024, Evan Lesser, one of our officers, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 55,000 shares of our common stock from November 29, 2024 until December 31, 2025.

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

Date:	November 12, 2024	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President, Chief Executive Officer
(Principal Executive Officer)

		By:	/S/ Raime Leeby Muhle
Raime Leeby Muhle, Chief Financial Officer
(Principal Financial Officer)