Form 10-K
period 2024-12-31
DHI GROUP, INC.
filed 2025-02-12
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
______________________________________________
 OR

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-33584
 ______________________________________________
DHI Group, Inc.
(Exact name of Registrant as specified in its Charter)
 ______________________________________________

Delaware	20-3179218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6465 South Greenwood Plaza, Suite 400
Centennial, Colorado	80111
(Address of principal executive offices)	(Zip Code)
(212) 448-6605
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DHX	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
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
Large accelerated filer ☐    Accelerated filer ☑ Non-accelerated filer ☐ Smaller Reporting Company ☑
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $87,000,000 as of June 30, 2024, the last business day of the registrant’s second fiscal quarter of 2024. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners, if any, of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.
As of January 31, 2025, there were 48,922,271 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2024.

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
•write-offs of goodwill, tradename and intangible asset
•backlog inaccurately representing future revenue;
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
•volatility in our stock price;
•failure to maintain internal controls over financial reporting
•estimates of financial projections may differ from actual results;
•results of operations fluctuating on a quarterly and annual basis;
•our Section 382 rights plan may have an anti-takeover effect;
•anti-takeover provisions making changes to management difficult;
•disruption resulting from unsolicited offers to purchase the company;
•loss of key executives and technical personnel and our ability to attract and retain key executives, including our CEO;

•increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economies or the industries we serve, labor shortages, or job shortages;
•litigation related to infringement or other claims regarding our services or content;
•our ability to defend ownership of our intellectual property; and
•global climate change.

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
•a write-off of all or a part of our goodwill and intangible asset may hurt our operating results;
•our backlog may not accurately represent future revenue;
•our ability to successfully compete against existing and future competitors;
•our ability to adapt our business model to keep pace with changes in the recruiting and career services business;
•our ability to develop and maintain our brands, attract customers and recruit new qualified users;
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
•our Section 382 rights plan may have an anti-takeover effect;
•anti-takeover provisions making changes to management difficult; and
•disruption resulting from unsolicited offers to purchase the Company.

General Risk Factors

•our ability to attract or retain key executives and personnel;
•our ability to navigate the cyclicality or downturns of the U.S. and worldwide economies;
•litigation related to infringement or other claims regarding our services or content;
•our ability to defend ownership of our intellectual property;
•global climate change.

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

PART I

Item 1.    Business

Introduction and Summary

This section provides an overview of DHI Group, Inc. (“DHI,” the "Company," "we," "us," or "our"). Please see our consolidated financial statements included elsewhere in this report for additional discussion regarding our results of operations for the year ended December 31, 2024.

(in thousands)	FY 2024	FY 2023	Change
Revenues	$141,926	$151,878	(7)%
Operating income	$6,325	$6,288	1%
Income before income taxes	$2,950	$3,622	(19)%
Net income(1)	$253	$3,491	(93)%
Net income margin	—%	2%	n.m.
Diluted earnings per share(1)	$0.01	$0.08	(88)%
Net cash flows from operating activities	$21,045	$21,345	(1)%

Adjusted EBITDA (2)	$35,313	$36,254	(3)%
Adjusted EBITDA Margin (2)	25%	24%	n.m.

(1) For the year ended December 31, 2024, net income and diluted earnings per share includes the net negative impact of non cash stock-based compensation, restructuring, impairment, gain on investment and severance, professional fees and related costs of $11.2 million ($8.5 million net of tax), and discrete tax items of $2.3 million resulting in a net negative impact of $10.8 million, or $0.23 per diluted share. For the year ended December 31, 2023, net income and diluted earnings per share includes the net negative impact of non cash stock-based compensation, restructuring, impairment, gain on investment and severance, professional fees and related costs of $12.2 million ($9.1 million net of tax), and discrete tax items of $1.1 million resulting in a net negative impact of $8.0 million, or $0.18 per diluted share.
(2) For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures” located elsewhere in this report.

2024 Highlights	Given the lessened demand for hiring tech professionals, we focused our attention on improving our users' experience and on improving our profitability. Additionally, our two brands, ClearanceJobs and Dice, introduced a number of new products to increase engagement and connections between candidates and recruiters. In recognition of DHI's culture of caring for employees, the Company received several employer awards.

Financial Performance
DHI’s revenue and customer count has tracked the overall demand for tech talent over the past two years. Revenue in 2024 declined by 7% year over year. The number of new tech job postings did inflect, however, and grew slowly in the latter part of 2024. With that shift we believe DHI will return to revenue growth over time.
ClearanceJobs and Dice revenue renewal rates were 95% and 78%, respectively, while retention rates for the year were solid at 111% for ClearanceJobs and 98% for Dice. Our churn is attributable to smaller customers, rather than larger established firms.

DHI Group's net income margin decreased from 2% in 2023 to 0% in 2024 while Adjusted EBITDA margin[1] improved from 24% in 2023 to 25% in 2024. In addition, DHI's capitalized development costs, which are included in purchases of fixed assets, declined $3.9 million in 2024 to $12.5 million. We are committed to balancing profitability and cash flow with the need to invest in innovation.

Recognizing the continued risks inherent in the economy, the Company reduced its debt $6.0 million during 2024 to $32 million outstanding under our $100 million credit facility. This resulted in a leverage ratio[2] of 0.9 times annual adjusted EBITDA. Cash was $3.7 million at year end.

Engaging with tech and security-cleared candidates
As part of its “All Jobs” initiative, Dice sold a number of services in a bundled format including the opportunity for clients to post all their jobs without limitation with us. As a result, we increased job volumes for technology professionals, strengthening the value proposition that Dice is the go-to-platform for advancing a tech career.

As a recognition of the importance of the increasing use of mobile phones in customers' business lives, we launched Dice Recruiter 1.0, the brand’s first mobile app for employers. This iOS app helps recruiters stay connected with top tech talent even when on the go.

ClearanceJobs Live brings live streaming video content to the cleared community. This allows recruiters a myriad of new ways to engage passive talent.

Dice launched an alpha version of its new webstore that allows recruiters to purchase individual Dice services short of a subscription without engaging with a sales-person. We believe that this experience with Dice services reinforces the brand’s value proposition and will provide new growth for the platform.

An empowered and inspired team	Company culture is a foundation for employee, organizational and overall success, fostering an environment where people feel valued and motivated. In recognition of DHI’s culture of inclusivity, the Company received several employer awards including earning a Great Place to Work® certification for the third year in a row, landing #49 on Newsweek’s list of America’s Most Loved Workplaces, and earning a Best Company to Work for from U.S. News & World Report. Employees specifically appreciate the CEO, the environment for LGBTQIA+ team members as well as the attention to benefits for Parents and Caregivers. We ended the year with a voluntary employee turnover rate of 5.7%, well below industry averages.

(1) For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures” located elsewhere in this report.
(2) Leverage Ratio, as defined in the Company's credit agreement, is computed by dividing debt by Adjusted EBITDA.

Company Profile

DHI was incorporated in Delaware on June 28, 2005 and is a leading provider of artificial intelligence-powered software products, online tools and services to deliver career marketplaces to candidates and employers globally. DHI's brands — ClearanceJobs and Dice — enable recruiters and hiring managers to efficiently search, match and connect with highly skilled technologists in specialized fields, particularly technology and those with active government security clearances. Our mission is to empower technology professionals and organizations that hire them to compete and win through expert insights and relevant employment connections by delivering three key value propositions:

•Providing the best search and match solution for recruiters and employers through software services;
•Delivering the most relevant and personalized technology career related content; and
•Aggregating and analyzing workforce intelligence data to deliver specialized insights.

The majority of our revenues in 2024 were generated through the sale of recruitment packages, which allow customers to promote jobs on our websites, source candidates through our resume databases and connect with candidates in a two-sided marketplace model. Recruitment packages are typically provided through contractual arrangements with annual, quarterly or monthly payment terms.

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
•Employer Branding. Each of our brands has a suite of offerings that help clients amplify their brand to reach more professionals. Solutions include display advertising, email, and enhanced job postings or company profiles.
•Other Services. In connection with our ClearanceJobs and Dice brands, DHI offers other services such as: 1) virtual and live career events; 2) sourcing services, which is a premium service delivering sourced and screened candidates to recruiters and employers; and 3) content and data services that provides tailored content to help professionals manage their careers and provide employers insight into recruiting strategies and trends.

Industry and Skill Focused Brands
During 2024 we offered our talent acquisition and career development products and tools through the following brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
ClearanceJobs	22	Security-cleared professionals	Recruitment packages[1]
Dice	34	Technology and engineering in the U.S.	Recruitment packages[1]
[1] Recruitment packages are subscription based products that provide access to our candidate profiles and/or the ability to post jobs.

ClearanceJobs ClearanceJobs is the leading online career community dedicated to connecting security-cleared professionals with employers in a secure and private environment to fill the jobs that safeguard our nation. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize ClearanceJobs to quickly and easily find candidates with specific, active or current security clearance requirements in a range of disciplines. The platform provides opportunities for employers and candidates to engage in real-time through messaging and live video, and for employers to promote differentiators through a multitude of branding products and features. The majority of candidates with resumes on our site have high-level security clearance. ClearanceJobs had approximately 56,000 job postings as of December 31, 2024 and during 2024, ClearanceJobs had, on average, 1.1 million monthly users.

Dice has been a go-to destination for technology and engineering talent in the United States for almost 35 years. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals. Dice had approximately 72,000 job postings as of December 31, 2024 and during 2024, Dice had, on average, approximately 2.3 million monthly users.

Customers can purchase recruitment packages, job postings or advertisements. Recruitment packages offer our customers the ability to access candidate profiles and post jobs. Candidate Match and Search on Dice is powered by IntelliSearch, a proprietary machine-learning technology that is foundational to many Dice products and services. Approximately 90% of Dice revenue was derived from recruitment packages in 2024.

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

We also believe that certain industries that employ highly-skilled and highly-paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. For example, as of December 2024, the seasonally unadjusted U.S. unemployment rate was 2.0% for computer-related occupations as compared to the overall national average of 4.1%, seasonally adjusted. We believe that there are five major trends that will continue to shape demand for talent acquisition services:

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

Benefits we provide to Professionals

Relevant employment connections. When professionals engage with jobs on our websites and through our mobile apps, they can make valuable connections with organizations who prize their skills and expertise. Professionals can avoid having to “sort through the clutter” on generalist career sites and get the most out of their time by using our more focused services.

Skills/industry-specific career management tools, information and insights. We provide professionals with targeted and relevant career development tools, content and news. For example, ClearanceJobs and Dice provide professionals with market and salary information and local market trends. In addition, the Salary Predictor allows professionals to evaluate their market value and map out which skills will increase their value. We believe our career development services and tools provide professionals with the insights they need to propel their careers forward, and thus increase the engagement of professionals with our sites.

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
Our Strategic Goals

The Company continues to focus on building upon its legacy as a market leader in technology talent acquisition by delivering best-in-class candidate quality and match capabilities through its career marketplaces. As more employers use the subscription-based offerings to find, attract, engage and hire the highest quality tech professionals, the Company continues to invest in product development and marketing to expand the technologist community and create an ideal onboarding experience for tech talent. The Company continues to evolve to a solution selling business, coupled with its goal of maintaining strong Adjusted EBITDA margins to maximize profitability.

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

Building indispensable Tech-focused career marketplaces. ClearanceJobs has established a unique franchise in the market for cleared professionals, many with tech experience. Built on a unique cohort of candidates and specialized employer and recruiter tools together, ClearanceJobs is a highly interactive two-sided marketplace environment. These attributes provide clear and measurable return on investment for clients and has contributed to ClearanceJobs more than doubling its revenue over the past five years. With over 20 years in the market, we believe ClearanceJobs is an indispensable and valuable business. We continue to transform our Dice brand into a similar career marketplace customized for the needs of its unique candidate and client communities. We officially launched all elements of the career marketplace features for Dice in 2021 and focused 2022 on landing launches and driving adoption with customers while launching new products to create efficiency in the recruiting process. In 2024, Dice leveraged its All Jobs strategy to increase job volume for professionals, released a number of features to expand the marketplace and create higher engagement between employers and tech candidates on the platform.

Investing in functional excellence and product innovation. Since joining DHI in 2018, CEO Art Zeile has built a leadership team capable of driving growth and supporting a culture of high performance. The leadership team continually advances their functional areas to drive results in the business, working towards the common goal of launching and landing innovative products in the market. Specifically, in 2024 the Company released a number of products to help employers find tech candidates and to help technologists further their careers. At ClearanceJobs these products include: ClearanceJobs Live Stream video content for the cleared community and ClearanceJobs Pulse newsfeed, promoting professionals' status updates and in-platform social engagement. At Dice these products include: Dice Recruiter 1.0, the brand's first mobile app for employers, Top Resume integration, providing tech professionals a free resume evaluation when they update their Dice profile, Discover Companies, an experience that enables technologists to easily discover companies that align with their preferences as they consider their next career move, as well as an alpha version of Dice's new webstore.

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

We sell our products and services primarily through our direct sales force and agency partner channel. Our sales team is organized by brand, market segment, and geography and targets Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size commercial businesses. Our strategy in 2024 focused on continuing to execute against our solution-oriented sales approach. In addition, we continued to focus on customer engagement to drive best-in-class customer satisfaction scores. As of December 31, 2024, we employed 152 sales and support personnel in the United States.

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

Customers

We currently serve a diversified customer base consisting of approximately 7,700 customers in total. No one customer accounted for more than 10% of our revenues in 2024. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms and marketing departments of companies. As of December 31, 2024 notable customers of the ClearanceJobs and Dice businesses included AT&T, Adecco, CACI, Cisco, Capital One, Edward Jones, General Dynamics, Kforce, Microsoft, Northrop Grumman, Bank of America and DISH Network.

Technology

We use a variety of open source and proprietary technologies to support our services. Our websites provide a multitenancy technology platform with multiple application services developed to perform at scale. We primarily utilize Amazon Web Services (AWS) as our cloud infrastructure platform, which enables us to scale our computer network and storage capacity on an as-needed basis. Our application services and data connections are continually monitored 24/7 for performance and stability. Our application and infrastructure architecture enable us to ensure global reach, as well as advantages in resiliency and cloud delivery. Job seekers and customers can access our websites with any standard web browser, mobile web browsers, and iOS and Android applications. Our websites also utilize AWS disaster recovery, redundancy, and resiliency services, including multi-availability zone, multi-region, redundant storage and networking solutions, and self-healing capabilities.

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

We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, applied for and/or unregistered trademarks and service marks that we use in connection with our businesses. Our trademarks and registered trademarks in the United States include the stylized designs for CLEARANCEJOBS.COM, DICE, the plain usage of cleaarancejobs.com, the stylized "Dice" logo and social media "D" logo, as well as DHI. Registrations for both the black and white and colorized ClearanceJobs logo have also been filed, further protecting our intellectual property. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites and do not intend to register such copyrights.

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

See Item 1A. Risk Factors “We may be liable with respect to the collection, storage, and use of the personal and professional information of the professionals who use our websites and mobile apps and our current practices may not be in compliance with proposed new laws and regulations” and “Our business is subject to U.S. government regulation of the Internet and taxation, which may have a material adverse effect on our business.”

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

Furthermore, favorable laws may change, including, for example, the U.S. Court of Appeals 6th Circuit decision striking down net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense, or otherwise negatively affect our business.

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

Human Capital Disclosures

Employees

As of December 31, 2024, we had approximately 414 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees and experienced strong engagement among team members during the year as evidenced by results from our annual engagement survey and below average turnover rate. We offer flexible work schedules, abbreviated hours on Fridays, flexible paid time off and remote working opportunities for all team members to promote work/life balance. We have made it a priority to support our employees as they work from home, including increased flexibility surrounding personal and family commitments and a quarterly work from home stipend. The Company budgets for professional development training by both functional group and at the individual level each year. Professional development could include attending an online class to learn a new skillset, attending a conference or finding opportunities within the organization to grow skill sets. Additionally, the Company has a tuition reimbursement program designed to provide employees with financial assistance in continuing their education.

Diversity

Inclusion and diversity remain key priorities for the Company. The diverse backgrounds, skills and experiences of executive officers, board members, and employees are important to both our values and performance. We believe that a diverse board, management team and workforce that is reflective of our diverse customer base will position us to better understand customers’ wants and needs, which we believe drives our ability to deliver superior customer value and successfully innovate. Diverse perspectives amongst our management team and board allows them to evaluate issues through different experiences and perspectives and help guide the Company in a thoughtful way. The Company’s internal Diversity, Equity and Inclusion program is based on promoting a culture of inclusivity, and includes Allyship training and Unconscious Bias training, which teaches team members how to better support marginalized groups. Additionally, all team members participated in career development training to create a strategic action plan for their 2024 goals. The Company has employee resource groups led by employees of underrepresented populations to share experiences and have a shared space. The internal policies of the Company encourage attracting diverse candidates, ensuring that all team members are treated fairly and equally, amongst other things. In 2021, the Company introduced inclusive fertility benefits which support all paths to parenthood and in 2022 expanded benefits to cover travel expenses related to women's health.

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

We may not be successful in pursing our Tech-focused strategy, which includes narrowing priorities to initiatives related to connecting technology professionals with employers across all industries. There can be no assurance that the allocation of resources behind our Tech-focused business and sales and marketing efforts will result in the strengthening of our competitive position, the failure of which could have a material adverse effect on our financial condition and results of operations. As a result of our strategic focus on technology professionals and the divesting of our businesses operating in and focused on different professions, we have an increased dependence on the demand for technology-focused professionals and may not have the mitigating benefits of exposure to a portfolio of diverse professions in the event of a downturn in the demand for such technology professionals. For example, in 2024 several large technology companies underwent planned layoffs. If the need for technology professionals decreases, whether because there is reduced demand for technologists by our customers, as a result of macroeconomic conditions affecting their businesses, the aforementioned layoffs, reductions in hiring or otherwise, our ability to sell recruitment packages to our customers may be adversely impacted.

A write-off of all or a part of our goodwill and intangible asset would hurt our operating results.

We have significant intangible assets and goodwill. As of December 31, 2024, we had $128.1 million and $23.8 million of goodwill and acquired intangible assets, respectively, on our balance sheet, which represented approximately 58% and 11%, respectively, of our total assets. We do not amortize goodwill or our indefinite-lived acquired intangible asset, which is the Dice trademarks and brand name, under U.S. GAAP and instead are required to review them at least annually for impairment. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. DHI has experienced impairment charges in the past. In the event an impairment is identified again in the future, a charge to earnings would be recorded. Although it would not affect our cash flow or liquidity position, a write-off in future periods of all or a part of our goodwill or intangible asset would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Indefinite-Lived Acquired Intangible Assets.”

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

The market for career services is highly competitive and barriers to entry in the market are relatively low. There are multiple generalist job boards, as well as a number of existing and emerging alternative business models seeking to compete in our target markets. We do not own any patented technology that would expressly preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub-segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as CareerBuilder, Monster.com, Indeed, ZipRecruiter, and Seek, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as Stack Overflow and Upwork. We also may compete with newspaper and magazine publishers, as well as national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. We also compete with general business sites and print publications, as well as technology news and information community sites, such as Google News, Digg.com and Reddit.com. In addition, we face competition from aggregators of classified advertising, including TalentBin, Entelo, JobDiva, Daxtra, CEIPAL, and Google. Social and professional networking sites, such as LinkedIn, Facebook, X and Google compete with us in providing professional services. We also compete with new competitors, including career-focused community sites such as Glassdoor and talent relationship management software providers such as Avature and Symphony Talent, and emerging competitors with new business models and products that customers are more willing to trial during periods when talent is scarce.

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

We believe that establishing and maintaining the identity of our brands, ClearanceJobs and Dice, is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.

Our business is largely based on customers who purchase recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.

Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings, advertisements, or career fair and recruitment event booth rentals. Most of our revenues are generated by the fees we earn from our customers who purchase recruitment packages. Our growth depends on our ability to retain our existing recruitment package customers and to increase the number of customers who purchase recruitment packages, as well as introduce new pricing options. Any of our customers may decide not to continue to use our services in favor of alternate services, lack of need, or because of budgetary constraints or other reasons. We cannot guarantee that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses. ClearanceJobs recruitment package customers at December 31, 2024, 2023, and 2022 were 1,949, 2,055, and 2,064, respectively, while, Dice recruitment package customers at December 31, 2024, 2023, and 2022 were 4,711, 5,492, and 6,311, respectively.

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
•the amortization of acquired companies’ intangible asset;
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

Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our patent, trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws (if necessary) to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, a patent, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered or applied-for trademarks and service marks that we use in connection with our business, including both plain text and stylized CLEARANCEJOBS.COM and DICE as well as stylized DHI, the stylized "D" utilized on Dice social media and both plain and colorized ClearanceJobs logs. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, and vendors to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and may license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We may enter into strategic marketing arrangements with certain third parties pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads for our businesses. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure you that third-party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, and if they fail to do so, such failure could adversely affect our business and reputation.

If our business fails to attract and retain users, particularly users who create and post original content on our web properties, our financial results will be adversely affected.

Our reliance upon user-generated content requires that we develop and maintain tools and services designed to facilitate creation of user-generated content, participation in discussion surrounding such user-generated content, evaluation of user-generated content, and distribution of user-generated content. If our development efforts fail to facilitate such activities on our web properties, the level of user engagement and interaction will not increase and may decline. Even if we succeed in facilitating such activities on our sites, there can be no assurance that such improvements will be deployed in a timely or cost-

effective manner. If we fail to increase user engagement and interaction on our web properties, we will not attract and retain a loyal user base or the advertisers who desire to reach them, which will adversely affect our business and our ability to maintain or grow our revenue.

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

As of December 31, 2024, we had $32.0 million of outstanding indebtedness under our credit agreement dated June 10, 2022 (the “Credit Agreement”) and the facility provides capacity for us to borrow an additional $56.0 million, subject to the terms of the Credit Agreement. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.

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

We may be able to incur substantial additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, including compliance with various financial conditions. Additional indebtedness incurred in compliance with our existing debt could be substantial. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factors would increase. As of December 31, 2024, we had $32.0 million in total indebtedness with additional borrowing capacity of $56.0 million, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement.

Risks Related to Our Technology

Issues in the development and use of artificial intelligence ("AI") may result in reputational harm or liability.

We continue to incorporate AI into our offerings when appropriate and beneficial and have a company AI usage policy that details when and how AI can be utilized within our business operations. We maintain a policy governing AI usage that focuses on the balance between data and infrastructure security and protection and utilization of AI to enhance business objectives. We expect these elements of our business to grow. We envision a future in which AI's incorporation into our products helps our customers be more productive in their work. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by the Company or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we enable or offer AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.

For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Developing, testing and deploying third-party AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our profit margin and adversely affect our business and operating results. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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

We derive almost all of our revenues from the purchase of recruitment products, packages, services and employment advertising offered on our ClearanceJobs and Dice websites. As a result, our operations depend on our ability to maintain and protect our website services, most of which are housed within AWS. System failures, including network, software or hardware failures, which cause interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our technology operations are dependent in part on our ability to protect our operating systems against, among other events:

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

Our ClearanceJobs and Dice website applications utilize cloud computing technology. It is hosted pursuant to service agreements on technology platforms by third-party service providers, primarily through AWS. We do not control the operation of these providers or their facilities, and the facilities are vulnerable to damage, interruption or misconduct. Unanticipated problems at these facilities could result in lengthy interruptions in our services. If the services of one or more of these providers are terminated, disrupted, interrupted or suspended for any reason, we could experience disruption in our ability to provide our services, which may harm our business and reputation. Further, any damage to, or failure of, the cloud services we use could result in interruptions in our services. Interruptions in our service may damage our reputation, reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. While we believe our application and network architecture and use of multiple availability zones and regions within AWS reduce our risk, our business would be harmed if our customers and potential customers believe our services are unreliable.

Regulatory Risks

We may be liable with respect to the collection, storage, and use of the personal and professional information of the professionals who use our websites and mobile apps and our current practices may not be in compliance with proposed new laws and regulations.

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

We continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations. For example, California adopted the CCPA, which became effective on January 1, 2020 and was replaced and expanded upon by the CPRA, which was enacted on November 3, 2020 and went into effect on January 1, 2023. The CCPA established a new privacy framework for covered businesses by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CPRA expanded on these protections by introducing new limitations on the sale or sharing of consumers' personal information and the creation of a new state agency to enforce the regulations. In addition, numerous state legislatures have passed, or are contemplating passing, legislation similar in nature to the CPRA. To the extent these laws differ from existing laws, our compliance efforts will be further complicated.

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

We have adopted a Section 382 rights plan, which may discourage a corporate takeover.

On January 28, 2025, our Board of Directors adopted the Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on February 7, 2025. Each right entitles its holder, under certain circumstances, to purchase from us one one-thousandth of a share of our Series 1 Participating Preferred Stock at an exercise price of $17.00 per right, subject to adjustment.

The Board adopted the Section 382 rights plan in an effort to protect stockholder value by attempting to safeguard our ability to use certain tax attributes, including our capital loss carryforwards. We may utilize these tax attributes in certain circumstances to offset future taxable income and reduce our income tax liability. Because the Section 382 rights plan could make it more expensive for a person to acquire a controlling interest in us, it could have the effect of delaying or preventing a change in control even if a change in control was in our stockholders’ interest.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Since their adoption by the Company in 2008 and 2016 respectively, our amended and restated certificate of incorporation and our second amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions also could make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or to take other corporate actions, including effecting changes in our management. These provisions:

•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only our board of directors to establish the number of directors and fill vacancies on our board;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and second amended and restated bylaws;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit cumulative voting; and
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law (DGCL) may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

Actions of activist shareholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

Our shareholders may from time-to-time seek to acquire a controlling stake in the Company, engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes. Campaigns by shareholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors, customers, and other partners, and cause our stock price to experience periods of volatility.

General Risk Factors

If we fail to attract or retain key executives and personnel, there could be a material adverse effect on our business.

Our performance is substantially dependent on the performance of senior management and key technical personnel. We have employment agreements, which include non-compete provisions, with all members of senior management and certain key technical personnel. However, we cannot assure that any of these senior managers or others will remain with us or that they will not compete with us in the event they cease to be employees, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In addition, we have not purchased key person life insurance on any members of our senior management. Our future success also depends upon our continuing ability to identify, attract, hire and retain highly qualified personnel, including skilled technical, management, product and technology, and sales and marketing personnel, all of whom are in high demand and are often subject to competing offers. There has in the past been, and there may in the future be, a shortage of qualified personnel in the career services market. We also compete for qualified personnel with other companies. A loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for expansion of our business, could have a material adverse effect on our business. In addition, the recent significant decline in our stock price may undermine the use of our equity as a retention tool and may make it more difficult to retain key personnel.

We may be adversely affected by cyclicality, volatility or an extended downturn in the United States or worldwide economies, in or related to the industries we serve.

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and security-cleared sectors. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology industry, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, in 2024, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in the technology industry. As of December 2024, the seasonally unadjusted U.S. unemployment rate was 2.0% for computer-related occupations as compared to the overall national average of 4.1%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If an economic environment similar to those experienced during 2008 and 2009 returns, or if the environment we experienced in 2024 continues, our ability to generate revenue may be adversely affected.

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

The success of our business depends in large part on our intellectual property rights, including existing and future trademarks and copyrights, which are and will continue to be valuable and important assets of our business. Our business could be harmed if we are not able to protect the content of our databases and our other intellectual property. We have taken measures to protect our intellectual property, such as requiring our employees and consultants with access to our proprietary information to execute confidentiality agreements. In the future, we may sue competitors or other parties who we believe to be infringing our intellectual property. We may in the future also find it necessary to assert claims regarding our intellectual property. These measures may not be sufficient or effective to protect our intellectual property. We also rely on laws, including those regarding copyrights and trademarks to protect our intellectual property rights. Current laws, or the enforceability of such laws, specifically in foreign jurisdictions, may not adequately protect our intellectual property or our databases and the data contained in them. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet related businesses are uncertain and evolving, and we cannot assure the future viability or value of any of our proprietary rights. Others may develop technologies similar or superior to our technology. A significant impairment of our intellectual property rights could require us to develop alternative intellectual property, incur licensing or other expenses or limit our product and service offerings.

Global climate change, including extreme weather conditions, natural disasters, public health issues, or other events outside of our control, as well as related regulations, could negatively impact our operating results and financial condition.

The effects of climate change, natural disasters such as earthquakes, hurricanes, tsunamis, or other adverse weather and climate conditions, and public health issues whether occurring in the U.S. or abroad, and the consequences and effects thereof, have in the past and could in the future harm or disrupt our operations or the operations of our customers, or result in economic instability that may negatively impact our operating results and financial condition.

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

The landscape related to ESG regulation, compliance, and reporting is constantly evolving, including expanding in scope and complexity. For example, the SEC has proposed rule changes that would require significantly increased disclosures related to climate change but those rules have been stayed pending judicial review and there is uncertainty regarding any outcome. We may experience significant future increases in the costs associated with regulatory compliance for ESG matters, including fees, licenses, and reporting to meet environmental regulatory requirements, as well as to address other regulations, standards, frameworks, and ratings from various governmental entities and other stakeholders or activist campaigns.

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

The Company maintains a Security Council that regularly meets to review current or potential threats. The Security Council's membership consists of the following: the Company's Chief Executive Officer, Chief Financial Officer, General Counsel, Vice President of Technology Operations, Director of Systems Engineering, and Head of Internal Audit. We also employ a Security Department responsible for cybersecurity across the organizations. The individuals in this department are vetted for their experience and expertise before joining the team and maintain continued education and training each year using our enhanced learning program. This department's responsibilities include cyber security risk management, security operations, awareness training, incident response, industry awareness and reporting. The team assesses and maintains awareness of global cyber security threats by using several services and notifications from our vendors. The team then considers each of these threats as applied to our environment, process, operations, vendors and clients. The Security Council is led by the Vice President of Technology Operations, and Director of Systems Engineering, each of whom have a depth of knowledge and experience in the cyber security space.

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

Item 2.    Properties

We do not own any properties. Our corporate headquarters is located at 6465 South Greenwood Plaza, Suite 400, Centennial, Colorado, where we lease approximately 28,000 square feet. We lease approximately 25,000 square feet in West Des Moines, Iowa and 12,000 square feet of office space in New York, New York. All of our properties are leased for our Tech-focused segment, which includes the ClearanceJobs and Dice businesses, and is our only reportable segment.

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

Holders

As of December 31, 2024, there were 19 stockholders of record of our common stock. A significant number of the outstanding shares of common stock, which are beneficially owned by individuals and entities, are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

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

Purchases of Equity Securities by the Issuer

Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the stock repurchase plans approved by the board of directors over the past three fiscal years:

	February 2023 to February 2024(1)	February 2022 to February 2023(2)	February 2021 to June 2022(3)
Approval Date	February 2023	February 2022	February 2021
Authorized Repurchase Amount of Common Stock	$10 million	$15 million	$20 million
(1) During February 2024, the stock repurchase program approved in February 2023 expired with a total of 1.4 million shares purchased for $5.2 million.
(2) During February 2023, the stock repurchase program approved in February 2022 expired with a total of 2.6 million shares purchased for $14.7 million.
(3) During the second quarter of 2021, the Company ended its $8 million stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million. During the first quarter of 2022, the Company completed its purchases under the plan, which consisted of approximately 4.4 million shares for $20.0 million, effectively ending the plan prior to its original expiration date.

Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time. Subsequent to December 31, 2024, the Company's Board of directors announced a new stock repurchase program that permits the repurchase of up to $5 million of the Company's common stock through February 2026.

During the three months ended December 31, 2024, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [3]	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2024	5,464	$1.82	—	$—
November 1 through November 30, 2024	—	$—	—	$—
December 1 through December 31, 2024	33,117	$1.78	—	$—
Total	38,581		—
[1] Total number of shares purchased includes shares withheld to satisfy employee income tax obligations upon the vesting of stock awards.
[2] Average price paid per share for shares purchased as part of a publicly announced plan or program, as applicable, includes costs associated with the repurchases.
[3] On January 21, 2025, the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $5.0 million of the Company's common stock through February 2026.

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2019 through December 31, 2024 (the last trading day of our common stock on the NYSE in 2024) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2024. All values assume reinvestment of the full amount of all dividends, if any.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
DHX	$100.00	$73.75	$207.31	$175.75	$86.05	$58.80
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
Dow Jones Internet Composite Index	$100.00	$153.00	$163.33	$89.22	$135.49	$177.06

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

Overview

We are a provider of software products, online tools and services that deliver career marketplaces to candidates and employers in the United States. DHI’s brands, ClearanceJobs and Dice, enable recruiters and hiring managers to efficiently search, match and connect with highly skilled technologists in specialized fields, particularly technology and active government security clearance. Professionals find ideal employment opportunities, relevant job advice and personalized data that help manage their technologists' lives.

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

We have been in the recruiting and career development business for almost 35 years. Based on our operating structure, we have identified one reportable segment, Tech-focused, which includes the ClearanceJobs and Dice businesses and corporate related costs. The ClearanceJobs and Dice businesses and corporate related costs are aggregated into the Tech-focused reportable segment primarily because the Company does not have discrete financial information for those brands or costs.

On January 13, 2025, we announced a strategic reorganization, restructuring our operations into two distinct divisions. This reorganization aims to provide dedicated leadership for each brand — ClearanceJobs and Dice — to foster a unified vision and strategy tailored to their respective market dynamics. In connection with the reorganization, we are realigning our reporting structure and will reevaluate our operating segments.

Recent Developments

Chief Financial Officer Transition and Appointment and Chief Legal Officer Appointment

Raime Leeby Muhle resigned from her position as Chief Financial Officer of the Company, effective November 14, 2024. Ms. Leeby Muhle served the Company through December 31, 2024 in order to help support a transition. On November 14, 2024 the Board of Directors of the Company appointed Greg Schippers, the Company’s Vice President of Finance and Controller, to also serve as Interim Chief Financial Officer. On January 28, 2025, the Board of Directors removed the interim title and appointed Mr. Schippers Chief Financial Officer. Also on January 28, 2025, Mr. E. Jack Connolly was appointed the Company's Chief Legal Officer. Mr. Connolly previously served as the Company's General Counsel.

Restructure

During January 2025, the Company announced an organizational restructuring intended to streamline its operations, drive business objectives, and reduce operating costs. This includes a reduction of the Company’s current workforce by approximately 8% primarily by consolidating team structure and mid-level management within product development. As a result of the restructuring, the positions of Chief Revenue Officer and Chief Marketing Officer were eliminated.

Stock Repurchase Plan

On January 21, 2025, the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $5.0 million of the Company's common stock through February 2026. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our common stock. The Board of Directors may suspend, modify, or terminate the repurchase program at any time without prior notice.

Section 382 Rights Plan

On January 28, 2025, the Company adopted a shareholder rights plan designed to protect stockholder value by preserving the availability of the Company’s net capital loss carryforwards (“Carryforwards”) and other tax attributes under the Internal Revenue Code of 1986, as amended (the “Code”) (such plan, the “Section 382 Rights Plan”). The Section 382 Rights Plan aims to preserve the Company's Carryforwards by creating a disincentive for any stockholder to accumulate beneficial ownership of 4.99% or more of the Company’s outstanding common stock, or to further accumulate the Company’s common stock if the stockholder's beneficial ownership already exceeds 4.99%, in each case without the approval of the Company’s Board of Directors. Any stockholder who beneficially owned 4.99% or more of the outstanding shares of the Company's common stock as of market close on January 28, 2025, when the Company first publicly announced adoption of the Section 382 Rights Plan, will not trigger the Section 382 Rights Agreement ("Rights Agreement") so long as that stockholder does not acquire beneficial ownership of any additional shares of common stock at a time when they still beneficially own 4.99% or more of such common stock, subject to certain exceptions as set forth in the Rights Agreement. Any such stockholder will not be permitted under the Section 382 Rights Plan to acquire any additional shares without approval of the Board of Directors. The Board of Directors also has the authority to exempt certain stockholders and acquisitions from triggering the Section 382 Rights Plan. In connection with its adoption of the Section 382 Rights Plan, the Board of Directors declared a dividend of one "right" under the Section 382 Rights Plan for each outstanding share of the Company’s common stock. The dividend will be made to stockholders of record as of the close of business on February 7, 2025. Any shares of the Company’s common stock issued after the record date will be issued together with a right. The rights will initially trade with the Company’s common stock and will generally become exercisable only if a person (or any persons acting as a group) acquires 4.99% or more of the Company’s outstanding common stock. If the rights become exercisable, all holders of rights (other than any triggering person) will be entitled to acquire additional shares of common stock at a 50% discount. The rights will expire on January 28, 2028, provided that if the Company’s stockholders do not ratify the Section 382 Rights Plan at the Company's 2025 Annual Meeting of Stockholders, the rights will expire at 5:00 p.m. eastern time on the day following the certification of the voting results of such meeting. The rights may also expire on an earlier date upon the occurrence of certain events, including a determination by the Board of Directors that the Section 382 Rights Plan is no longer necessary or desirable for the preservation of the Company's Carryforwards or that no Carryforwards may be carried forward. Please see Item 8 "Notes to Consolidated Financial Statements - 13. Equity Transactions (Preferred Stock Purchase Rights)" for more information on the rights.

Our Revenues and Expenses

We derive the majority of our revenues from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased. Our Company sells recruitment packages that can include access to our databases of resumes and job posting capabilities. We believe the key metrics that are material to an analysis of our businesses are our total number of ClearanceJobs and Dice recruitment package customers and the revenue, on average, that these customers generate. The tables below detail this customer data.

Recruitment Package Customers
			Increase (Decrease)	Percent Change
Recruitment Package Customers:	December 31, 2024	December 31, 2023
ClearanceJobs	1,949	2,055	(106)	(5)%
Dice	4,711	5,492	(781)	(14)%

Average Annual Revenue per Recruitment Package Customer (1)
	FY 2024	FY 2023	Increase (Decrease)	Percent Change
ClearanceJobs	$24,308	$21,164	$3,144	15%
Dice	$16,251	$15,631	$620	4%
(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a thirty day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

ClearanceJobs had 1,949 recruitment package customers as of December 31, 2024 compared to 2,055 as of December 31, 2023, a 5% decrease, and average revenue per recruitment package customer increased 15%. The decrease in recruitment package customers was due to lower renewals for ClearanceJobs' smaller customers as uncertainty continued around the timing of federal defense contracting. The increase in average annual revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site, along with lower renewals for its smaller customers. Dice had 4,711 recruitment package customers as of December 31, 2024, which was a decrease of 781, or 14%, year over year while average revenue per recruitment package customer for Dice increased 4% for the year ended December 31, 2024. The decrease in recruitment package customers was due to macroeconomic conditions causing customer counts to decline while the average annual revenue per recruitment package customer increased driven by strong retention rates as our larger recurring customers continue to renew with Dice.

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

Summary of Deferred Revenue and Backlog:	December 31, 2024	December 31, 2023	Increase	Percent Change
	(in thousands, except percentages)
Deferred Revenue	$45,456	$49,971	$(4,515)	(9)%
Contractual commitments not invoiced	65,813	58,126	7,687	13%
Backlog[1]	$111,269	$108,097	$3,172	3%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Deferred revenue at December 31, 2024 was $45.5 million, a decrease of $4.5 million, or 9%, from December 31, 2023. The decrease in deferred revenue was due to macroeconomic conditions continuing to slow hiring of technologists. Backlog at December 31, 2024 was $111.3 million, an increase of $3.2 million, or 3%, from December 31, 2023. The increase is primarily due to the Company's continued focus on signing multi-year contracts.

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

Product Releases
2024	2023
ClearanceJobs Live, ClearanceJobs Pulse Newsfeed	ClearanceJobs Comments, ClearanceJobs Expressed Interest, ClearanceJobs Enhanced Employer Profile, ClearanceJobs Mobile App, ClearanceJobs Live Stream
Dice Recruiter App, Easy Post Integration, Discover Companies, TopResume Integration, Dice Privacy & Trust Center	Dice Premium Enhanced Company Profile, Dice Remote and Company Preferences, Dice Invite to Apply, Dice Matchscore on Jobs, Dice Connections, SMS Notifications, Company Search

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

Goodwill

We record goodwill when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible asset acquired.

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

The annual impairment test for the Tech-focused reporting unit performed as of October 1, 2024 resulted in the fair value of the reporting unit being substantially in excess of the carrying value. Results for the Tech-focused reporting unit for the fourth quarter of 2024 and estimated future results as of December 31, 2024 approximate the projections used in the October 1, 2024 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of December 31, 2024. Therefore, no quantitative impairment test was performed as of December 31, 2024. No impairment was recorded during the years ended December 31, 2024, 2023 and 2022.

The amount of goodwill as of December 31, 2024 allocated to the Tech-focused reporting unit was $128.1 million. The discount rate applied for the Tech-focused reporting unit in the October 1, 2024 analysis was 15.6%. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

Indefinite-Lived Acquired Intangible Asset

The indefinite-lived acquired intangible asset includes the Dice trademarks and brand name. The Dice trademark, trade name and domain name is one of the most recognized names of online technology recruiting and career development. Since Dice’s inception in 1991, the brand has been recognized as a leader in recruiting and career development services for technology and engineering professionals. Currently, the brand is synonymous with the most specialized online marketplace for industry-specific technologists. The brand has a significant presence in online recruiting and career development services. Considering the recognition and the awareness of the Dice brand in the talent acquisition and staffing services market, Dice’s long operating history and the intended use of the Dice brand, the remaining useful life of the Dice trademark, trade name and domain name was determined to be indefinite.

We determine whether the carrying value of our recorded indefinite-lived acquired intangible asset is impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment review process is performed on October 1 of each year and compares the fair value of the indefinite-lived acquired intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. The impairment test performed as of October 1, 2024 resulted in the fair value of the Dice trademarks and brand name exceeding the carrying value by 4%. The Company's operating results attributable to the Dice trademarks and brand name for the fourth quarter of 2024 and estimated future results as of December 31, 2024 approximate the projections used in the October 1, 2024 analysis. As a result, the Company believes it is not more likely than not that the fair value of the Dice trademarks and brand name is less than the carrying value as of December 31, 2024. Therefore, no quantitative impairment test was performed as of December 31, 2024. No impairment was recorded during the years ended December 31, 2024, 2023 and 2022.

The Company’s ability to achieve the projections used in the October 1, 2024 analysis may be impacted by, among other things, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. In the October 1, 2024 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0%, which is based on comparable industry licensing agreements and the profitability attributable to the Dice trademarks and brand name, and a discount rate of 16.6%.

The determination of whether or not indefinite-lived acquired intangible asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible asset. Fair values are determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. We consider factors such as historical performance, anticipated market conditions, revenues, operating expense trends and capital expenditure requirements. Changes in our strategy and/or changes in market conditions could significantly impact these judgments and require adjustments to recorded amounts of the intangible asset. If projections are not achieved, the Company could realize an impairment in the foreseeable future.

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

Results of Operations

A discussion of our comparison between 2024 and 2023 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2023 and December 31, 2022 has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 8, 2024, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.dhigroupinc.com).

Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2024 and 2023. Consolidated operating results in dollars and as a percent of revenue follows:

	For the year ended December 31,
(in thousands)	2024	2023	2024 vs 2023
Revenues	$141,926	$151,878	$(9,952)
Operating expenses:
Cost of revenues	20,232	19,787	445
Product development	18,883	17,777	1,106
Sales and marketing	47,382	57,421	(10,039)
General and administrative	30,021	31,273	(1,252)
Depreciation	17,972	16,915	1,057
Restructuring	1,111	2,417	(1,306)
Total operating expenses	135,601	145,590	(9,989)
Operating income	$6,325	$6,288	$37

	For the year ended December 31,
	2024	2023
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	14.3%	13.0%
Product development	13.3%	11.7%
Sales and marketing	33.4%	37.8%
General and administrative	21.2%	20.6%
Depreciation	12.7%	11.1%
Restructuring	0.8%	1.6%
Total operating expenses	95.5%	95.9%
Operating income	4.5%	4.1%

Comparison of Years Ended December 31, 2024 and 2023

Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
ClearanceJobs	$54,143	$50,348	$3,795	7.5%
Dice	87,783	101,530	(13,747)	(13.5)%
Total revenues[1]	$141,926	$151,878	$(9,952)	(6.6)%

(1) We had previously disclosed that career events were recorded within Dice. Career events have been reclassified between ClearanceJobs and Dice based on the nature of the event for the years ended December 31, 2024 and 2023.

We experienced a decrease in revenue of $10.0 million, or 6.6%. Revenues for ClearanceJobs increased by $3.8 million, or 7.5%, as compared to the same period of 2023, driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. Revenue at Dice decreased by $13.7 million, or 13.5%, compared to the same period of 2023 due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products.

Cost of Revenues

	Year Ended December 31,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Cost of revenues	$20,232	$19,787	$445	2.2%
Percentage of revenues	14.3%	13.0%

Cost of revenues increased by $0.4 million, or 2.2%, driven by lower capitalized labor of $0.7 million, which increases operating expenses, and an increase of $0.5 million in operational costs, primarily related to professional fees and amortization of cloud computing costs. The increases were partially offset by a $0.8 million decrease in compensation related costs due to lower headcount.

Product Development Expenses

	Year Ended December 31,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Product development	$18,883	$17,777	$1,106	6.2%
Percentage of revenues	13.3%	11.7%

Product development expenses increased $1.1 million, or 6.2%, driven by lower capitalized labor of $2.4 million, which increases operating expenses. This increase was partially offset by a $1.3 million decrease in compensation related costs, primarily related to lower headcount.

Sales and Marketing Expenses

	Year Ended December 31,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Sales and marketing	$47,382	$57,421	$(10,039)	(17.5)%
Percentage of revenues	33.4%	37.8%

Sales and marketing expenses decreased $10.0 million, or 17.5%, from the same period in 2023. The decrease was driven by a $7.0 million decrease in compensation related costs, including lower commissions and headcount, $2.0 million in operational costs, including credit card fees, consulting fees, and sales performance incentives, and $1.1 million in discretionary marketing expenses.

General and Administrative Expenses

	Year Ended December 31,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
General and administrative	$30,021	$31,273	$(1,252)	(4.0)%
Percentage of revenues	21.2%	20.6%

General and administrative costs decreased $1.3 million or 4.0%, from prior year. The decrease was driven by a $1.9 million decrease in compensation related costs, primarily related to stock-based compensation and lower headcount, and $0.4 million in software subscriptions. The decrease was partially offset by a $1.0 million increase in operational costs, primarily professional fees.

Depreciation

	Year Ended December 31,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Depreciation	$17,972	$16,915	$1,057	6.2%
Percentage of revenues	12.7%	11.1%

Depreciation expense increased $1.1 million or 6.2% from the same period in 2023. The increase was driven by the high fixed asset purchases during 2023, which had a full year of depreciation in 2024.

Restructuring

	Year Ended December 31,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Restructuring	$1,111	$2,417	$(1,306)	(54.0)%
Percentage of revenues	0.8%	1.6%

During 2024 and 2023, the Company recorded restructuring charges of $1.1 million and $2.4 million, respectively, as part of organizational restructurings intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructurings included a reduction of the Company’s then-current workforce by approximately 7% and 10% for years ended December 31, 2024 and 2023, respectively.

Operating Income (Loss)

	Year Ended December 31,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Revenue	$141,926	$151,878	$(9,952)	(6.6)%
Operating income	6,325	6,288	$37	0.6%
Percentages of revenues	4.5%	4.1%

Operating income for the year ended December 31, 2024 was $6.3 million, a margin of 4.5%, compared to operating income of $6.3 million, a margin of 4.1%, for the same period in 2023. The increase in operating income and higher percentage margin was driven by lower operating expenses, primarily sales and marketing, partially offset by lower revenue in the current year period, as discussed above.

Income from equity method investment

	Year Ended December 31,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Income from equity method investment	$225	$502	$(277)	(55.2)%
Percentage of revenues	0.2%	0.3%

During the years ended December 31, 2024 and 2023, the Company recorded $0.2 million and $0.5 million, respectively, of income related to its proportionate share of eFinancialCareers's ("eFC") net income. The Company records its proportionate share of eFC's net income three months in arrears. See note 7 of the notes to consolidated financial statements for additional information.

Gain on investments

	Year Ended December 31,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Gain on investments	$—	$614	$(614)	(100.0)%
Percentage of revenues	—%	0.4%

During the year ended December 31, 2023, the Company recognized a $0.6 million gain from a partial sale of its 40% common share interest in eFC. See note 7 of the notes to consolidated financial statements for additional information.
Impairment of investment

	Year Ended December 31,		Increase	Percent Change
	2024	2023
	(in thousands, except percentages)
Impairment of investment	$400	$300	$100	33.3%
Percentage of revenues	0.3%	0.2%

During the years ended December 31, 2024 and 2023, the Company recognized losses of $0.4 million and $0.3 million, respectively, related to the impairment of an investment. See note 7 of the notes to consolidated financial statements for additional information.
Interest Expense and Other

	Year Ended December 31,		Decrease	Percent Change
	2024	2023
	(in thousands, except percentages)
Interest expense and other	$3,200	$3,482	$(282)	(8.1)%
Percentage of revenues	2.3%	2.3%
Interest expense and other decreased by $0.3 million, or 8.1%, from the same period in 2023, primarily due to lower debt outstanding on our revolving credit facility during the current period.

Income Taxes

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Income before income taxes	$2,950	$3,622
Income tax expense	2,697	131
Effective tax rate	91.4%	3.6%

A reconciliation between the income tax expense at the federal statutory rate and the reported income tax expense is summarized as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	$620	$760
Loss on sale of investments	—	(22,881)
Expiration of capital loss carryforward	113	4,680
Stock-based compensation	1,982	(399)
State tax expense, net of federal effect	419	80
Change in accrual for unrecognized tax benefits	28	263
Executive compensation	308	1,214
Research and development tax credits	(684)	(1,651)
Income from equity method investment	(47)	(105)
Change in valuation allowance	(78)	18,158
Other	36	12
Income tax expense	$2,697	$131

Our effective income tax rate was 91.4% and 3.6% for the years ended December 31, 2024 and 2023, respectively. The 2024 tax rate differed from the federal statutory rate primarily due to the tax impact of stock-based compensation awards, state taxes, deduction limitations on executive compensation, and tax credits for research and development. The 2023 tax rate differed from the federal statutory rate primarily because of permanent book/tax differences in basis related to the sale of investments, the expiration of a capital loss carryforward, the tax impact of stock-based compensation awards, deduction limitations on executive compensation, tax credits for research and development, and an increase in the valuation allowance for capital loss carryforwards.

Earnings per Share

	Year Ended December 31,
	2024	2023
	(in thousands, except per share amounts)
Net income	$253	$3,491

Weighted-average shares outstanding - basic	44,648	43,571
Weighted-average shares outstanding - diluted	45,090	44,496

Diluted earnings per share	$0.01	$0.08

Diluted earnings per share was $0.01 and $0.08 for the years ended December 31, 2024 and 2023, respectively. The lower 2024 earnings per share was driven by higher tax expense, primarily the tax impacts of stock-based compensation.

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
A reconciliation of Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022 follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$253	$3,491	$4,176
Interest expense	3,200	3,482	1,580
Income tax expense (benefit)	2,697	131	(579)
Depreciation	17,972	16,915	17,487
Non-cash stock based compensation	8,063	9,467	9,519
Income from equity method investment	(225)	(502)	(1,597)
Proceeds from settlement	—	—	(2,061)
Gain on investments	—	(614)	(320)
Impairment of investment	400	300	2,300
Severance, professional fees and related costs	1,842	1,167	445
Restructuring	1,111	2,417	—
Adjusted EBITDA	$35,313	$36,254	$30,950

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA:
Net cash flows from operating activities	$21,045	$21,345	$36,035
Interest expense	3,200	3,482	1,580
Amortization of deferred financing costs	(145)	(145)	(146)
Income tax expense (benefit)	2,697	131	(579)
Deferred income taxes	845	3,301	3,800
Change in accrual for unrecognized tax benefits	(28)	(263)	16
Change in accounts receivable	(105)	1,398	2,109
Change in deferred revenue	4,515	893	(4,718)
Severance, professional fees and related costs	1,842	1,167	445
Restructuring	1,111	2,417	—
Changes in working capital and other	336	2,528	(7,592)
Adjusted EBITDA	$35,313	$36,254	$30,950

A reconciliation of Adjusted EBITDA Margin for the years ended December 31, 2024, 2023 and 2022 follows (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	2022
Revenues	$141,926	$151,878	$149,680

Net income	$253	$3,491	$4,176
Net income margin(1)	—%	2%	3%

Adjusted EBITDA	$35,313	$36,254	$30,950
Adjusted EBITDA Margin(1)	25%	24%	21%
(1) Net income (loss) margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenues.

Liquidity and Capital Resources

Cash Flows

We have summarized our cash flows for the years ended December 31, 2024 and 2023 as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash from operating activities	$21,045	$21,345
Cash used in investing activities	(13,932)	(15,311)
Cash used in financing activities	(7,617)	(4,834)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At December 31, 2024, we had cash and borrowings of $3.7 million and $32.0 million, respectively, compared to $4.2 million and $38.0 million, respectively, at December 31, 2023.

Liquidity

Our principal internal sources of liquidity are cash on hand, as well as the cash flow that we generate from our operations. In addition, we had $56.0 million in borrowing capacity under our $100.0 million Credit Agreement at December 31, 2024, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash and cash equivalents, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Comparison of Years Ended December 31, 2024 and 2023

Operating Activities

Cash flow from operating activities is driven by earnings and is dependent on the amount and timing of billings and cash collections from our customers. Cash flow from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, changes in deferred tax assets and liabilities, stock based compensation, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $21.0 million and $21.3 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $0.3 million. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the year ended December 31, 2024 approximated the prior year as decreases in billings and cash collections from customers were offset by reductions to wages and payments to vendors.

Investing Activities

During the year ended December 31, 2024, cash used in investing activities was $13.9 million compared to $15.3 million of cash used in investing activities during the year ended December 31, 2023. Cash used in investing activities during the year ended December 31, 2024 is comprised of $13.9 million of purchases of fixed assets. Cash used in investing activities during the year ended December 31, 2023 is comprised of $20.3 million of purchases of fixed assets, partially offset by $5.0 million of cash received from sale of investment. Included in fixed asset purchases for the years ended December 31, 2024 and 2023 was $13.9 million and $20.3 million, respectively, of capitalized development costs, which includes capitalized software costs and website development costs.

Financing Activities

Cash used in financing activities during the year ended December 31, 2024 was $7.6 million primarily due to cash uses of $1.6 million, net, related to share repurchases and $6.0 million of net payments on long-term debt. Cash used during the year ended December 31, 2023 was $4.8 million primarily due to cash uses of $12.8 million, net, related to share repurchases, partially offset by $8.0 million of net proceeds on long-term debt.

Financings and Capital Requirements

Credit Agreement

We have a $100 million revolving credit facility, which matures June 2027, with $32.0 million of outstanding borrowings on the facility at December 31, 2024, leaving $56.0 million available for future borrowings, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. Assuming an interest rate of 6.46% (the rate in effect on December 31, 2024) on our current borrowings, interest payments are expected to be $2.1 million per year in years 2025 through 2026 and $1.0 million in 2027. The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2024, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 11 of the notes to consolidated financial statements and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of December 31, 2024 the value of our lease right-of-use asset was $6.5 million and the value of our lease liability was $10.6 million. See also Note 6 of the notes to consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of December 31, 2024, we recorded approximately $1.1 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2024 are $1.1 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next twelve months.

During February 2024, the stock repurchase program approved in February 2023 expired with a total of 1.4 million shares purchased for $5.2 million.

On January 21, 2025 the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $5.0 million of the Company's common stock through February 2025.

We anticipate capital expenditures in 2025 to be approximately $9 million to $11 million. We intend to use operating cash flows to fund capital expenditures.

Cyclicality

The labor market and certain of the industries that we serve have historically experienced short-term cyclicality. However, we believe that online career websites and marketplaces continue to provide economic and strategic value to the labor market and industries that we serve.

Any slowdown in recruitment activity that occurs could negatively impact our revenues and results of operations. A decrease in the unemployment rate or a labor shortage, including as a result of an increase in job turnover, generally means that employers (including our customers) are seeking to hire more individuals, which would generally lead to more job postings and database licenses and have a positive impact on our revenues and results of operations. Based on historical trends, improvements in labor markets and the need for our services generally lag behind overall economic improvements. Additionally, there has historically been a lag from the time customers begin to increase purchases of our recruitment services and the impact to our revenues due to the recognition of revenue occurring over the length of the contract, typically from one to twelve months.

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

Foreign Exchange Risk

Our operations are conducted within the United States and accordingly, are not subject to foreign exchange risk.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company's option, at the SOFR or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on the base rate, as determined by our most recent consolidated leverage ratio, plus an additional spread of 0.10%. As of December 31, 2024, we had outstanding borrowings of $32.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.3 million, based on the balances outstanding for these borrowings as of December 31, 2024.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of DHI Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DHI Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Goodwill and Indefinite Long-Lived Acquired Intangible Asset– Refer to Notes 2, 9, and 10 to the financial statements

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
The Company’s evaluation of its indefinite lived trademark and brand intangible asset (“Dice”) involves the comparison of the fair value to the carrying value. The Company determined the fair value of Dice using a relief from royalty rate valuation method. The determination of the fair value of Dice required management to make significant estimates and assumptions including forecasts of future revenue, the royalty rate and the discount rate.

The goodwill balance was $128.1M as of December 31, 2024. The fair value of the reporting unit exceeded its carrying value as of the measurement date, October 1, 2024, and therefore, no goodwill impairment was recognized. The carrying value of Dice was $23.8M as of December 31, 2024.The fair value of Dice exceeded its carrying value as of the measurement date, October 1, 2024, and therefore no impairment was recognized.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, EBITDA margins and selection of the royalty and discount rates used by management to estimate the fair value of Tech-focused reporting unit and Dice included the following, among others:

•We tested the effectiveness of controls over the Tech-focused reporting unit and Dice indefinite lived trademark and brand intangible asset impairment tests, including controls related to management’s forecasts of revenue, EBITDA margin, royalty rate and the discount rates.

•We evaluated management’s ability to accurately forecast revenue growth rates and EBITDA margin by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts of revenues by comparing the forecasts of revenues to external market sources.

•With the assistance of our fair value specialists we evaluated the reasonableness of management’s selected revenue growth rate for the projection period and the long-term revenue growth rate by performing a peer analysis and comparing it to industry projections, respectively.

•With the assistance of our fair value specialists we evaluated the reasonableness of management’s selected royalty rate by comparing it to those of industry participants from external sources.

•With the assistance of our fair value specialists we evaluated the reasonableness of management’s selected discount rates by computing an independent estimate of those rates.

•We evaluated the reasonableness of management’s evaluation over ASC 350 qualitative impairment indicators of potential triggering events as of year-end.

•We evaluated the reasonableness of management’s forecasts of revenues and EBITDA through the fiscal year-end date by comparing the fourth quarter forecast to actual results.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 11, 2025
We have served as the Company's auditor since 2005.

DHI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023                                             (in thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$3,702	$4,206
Accounts receivable, net of allowance for credit losses of $1,691 and $1,313	22,120	22,225
Income taxes receivable	238	221
Prepaid and other current assets	3,593	4,237
Total current assets	29,653	30,889
Fixed assets, net	20,390	25,272
Capitalized contract costs	7,465	6,364
Operating lease right-of-use assets	6,518	4,759
Investments	1,827	1,918
Acquired intangible asset	23,800	23,800
Goodwill	128,100	128,100
Other assets	3,618	4,100
Total assets	$221,371	$225,202
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,154	$17,408
Deferred revenue	44,934	49,463
Operating lease liabilities	1,625	2,006
Total current liabilities	62,713	68,877
Deferred revenue	522	508
Operating lease liabilities	8,995	6,543
Long-term debt, net	32,000	38,000
Deferred income taxes	1,369	2,214
Accrual for unrecognized tax benefits	1,060	1,032
Other long-term liabilities	387	486
Total liabilities	107,046	117,660
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, 0.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, 0.01 par value, authorized 240,000; issued 80,881 and 78,764 shares, respectively; outstanding: 48,217 and 46,875 shares, respectively	811	789
Additional paid-in capital	270,122	261,824
Accumulated other comprehensive income (loss)	1	(83)
Accumulated earnings	32,481	32,228
Treasury stock, 32,664 and 31,889 shares, respectively	(189,090)	(187,216)
Total stockholders’ equity	114,325	107,542
Total liabilities and stockholders’ equity	$221,371	$225,202
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2024, 2023 and 2022
(in thousands, except per share amounts)

	For the year ended December 31,
	2024	2023	2022
Revenues	$141,926	$151,878	$149,680
Operating expenses:
Cost of revenues	20,232	19,787	17,607
Product development	18,883	17,777	17,674
Sales and marketing	47,382	57,421	59,364
General and administrative	30,021	31,273	34,049
Depreciation	17,972	16,915	17,487
Restructuring	1,111	2,417	—
Total operating expenses	135,601	145,590	146,181
Other operating income:
Proceeds from settlement	—	—	2,061
Operating income	6,325	6,288	5,560
Income from equity method investment	225	502	1,597
Gain on investments	—	614	320
Impairment of investment	(400)	(300)	(2,300)
Interest expense and other	(3,200)	(3,482)	(1,580)
Income before income taxes	2,950	3,622	3,597
Income tax expense (benefit)	2,697	131	(579)
Net income	$253	$3,491	$4,176

Basic earnings per share	$0.01	$0.08	$0.09
Diluted earnings per share	$0.01	$0.08	$0.09

Weighted-average basic shares outstanding	44,648	43,571	44,274
Weighted-average diluted shares outstanding	45,090	44,496	46,533

See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2024, 2023 and 2022
(in thousands)

	For the year ended December 31,
	2024	2023	2022
Net income	$253	$3,491	$4,176

Other comprehensive income (loss):
Foreign currency translation adjustment	84	198	(420)
Cumulative translation adjustments reclassified to the statements of operations	—	200	—
Total other comprehensive income (loss)	84	398	(420)
Comprehensive income	$337	$3,889	$3,756
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2024, 2023, and 2022 (in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at January 1, 2022	—	$—	73,584	$738	$241,854	24,828	$(150,398)	$24,229	$(61)	$116,362
Net income								4,176		4,176
Other comprehensive loss									(420)	(420)
Stock based compensation					9,519					9,519
Restricted stock issued			1,242	11	(11)					—
Performance-based restricted stock unites eligible to vest			1,773	18	(18)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(132)	(1)	1	592	(3,197)			(3,197)
Performance based restricted stock forfeited or withheld to satisfy tax obligations			(93)	(1)	1	368	(1,958)			(1,958)
Issuance of common stock upon ESPP purchase			68	1	286					287
Purchase of treasury stock under stock repurchase plan						3,287	(18,530)			(18,530)
Balance at December 31, 2022	—	—	76,442	766	251,632	29,075	(174,083)	28,405	(481)	106,239
Net income								3,491		3,491
Other comprehensive income									198	198
Cumulative translation adjustments reclassified to the statements of operations									200	200
Stock based compensation					9,916					9,916
Restricted stock issued			1,748	17	(17)					—
Performance-based restricted stock units eligible to vest			1,288	13	(13)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(502)	(5)	5	556	(2,900)			(2,900)
Performance based restricted stock forfeited or withheld to satisfy tax obligations			(326)	(3)	3	597	(3,337)			(3,337)
Issuance of common stock upon ESPP purchase			114	1	298					299
Cumulative-effect of new accounting principle (See Note 2)								332		332
Purchase of treasury stock under stock repurchase plan						1,661	(6,896)			(6,896)
Balance at December 31, 2023	—	—	78,764	789	261,824	31,889	(187,216)	32,228	(83)	107,542
Net income								253		253
Other comprehensive income									84	84
Stock based compensation					8,063					8,063
Restricted stock issued			1,858	19	(19)					—
Performance-based restricted stock units eligible to vest			457	5	(5)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(273)	(3)	3	416	(982)			(982)
Performance based restricted stock forfeited or withheld to satisfy tax obligations			(81)	(1)	1	359	(892)			(892)
Issuance of common stock upon ESPP purchase			156	2	255					257
Balance at December 31, 2024	—	$—	80,881	$811	$270,122	32,664	$(189,090)	$32,481	$1	$114,325

See accompanying notes to consolidated financial statements.

-DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2024, 2023 and 2022
(in thousands)

	For the year ended December 31,
	2024	2023	2022
Cash flows from (used in) operating activities:
Net income	$253	$3,491	$4,176
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	17,972	16,915	17,487
Deferred income taxes	(845)	(3,301)	(3,800)
Amortization of deferred financing costs	145	145	146
Stock-based compensation	8,063	9,916	9,519
Income from equity method investment	(225)	(502)	(1,597)
Gain on investments	—	(614)	(320)
Impairment of investment	400	300	2,300
Change in accrual for unrecognized tax benefits	28	263	(16)
Changes in operating assets and liabilities:
Accounts receivable	105	(1,398)	(2,109)
Prepaid expenses and other assets	982	(335)	(1,479)
Capitalized contract costs	(1,101)	3,313	(545)
Accounts payable and accrued expenses	(413)	(7,093)	7,778
Income taxes receivable/payable	(17)	(255)	388
Deferred revenue	(4,515)	(893)	4,718
Other, net	213	1,393	(611)
Net cash flows from operating activities	21,045	21,345	36,035
Cash flows from (used in) investing activities:
Cash received from sale of investments	—	4,941	320
Purchases of fixed assets	(13,932)	(20,252)	(17,976)
Net cash flows used in investing activities	(13,932)	(15,311)	(17,656)
Cash flows from (used in) financing activities:
Payments on long-term debt	(23,000)	(25,000)	(11,000)
Proceeds from long-term debt	17,000	33,000	18,000
Financing costs paid	—	—	(515)
Payments under stock repurchase plan	—	(6,896)	(18,530)
Purchase of treasury stock related to vested restricted and performance stock units	(1,874)	(6,237)	(5,155)
Proceeds from issuance of common stock through ESPP	257	299	287
Net cash flows used in financing activities	(7,617)	(4,834)	(16,913)
Net change in cash for the period	(504)	1,200	1,466
Cash, beginning of period	4,206	3,006	1,540
Cash, end of period	$3,702	$4,206	$3,006
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

Recruitment packages. Recruitment package revenues are derived from the sale of a subscription to recruiters and employers that includes a combination of job postings and/or access to candidate profiles on ClearanceJobs and Dice. Certain of the Company’s arrangements include multiple performance obligations, which primarily consists of the ability to post jobs and access to candidate profiles. The Company determines the units of accounting for multiple performance obligations in accordance with Topic 606. Specifically, the Company considers a performance obligation as a separate unit of accounting if it has value to the customer on a standalone basis. The Company’s arrangements do not include a general right of return. Services to customers buying a package of available job postings and access to candidate profiles are delivered over the same period and revenue is recognized ratably over the length of the underlying contract, typically from one to twelve months. The separation of the package into two deliverables results in no change in revenue recognition because delivery of the two services occurs over the same time period.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk—Cash potentially subjects the Company to a concentration of credit risk as substantially all of its deposits were held in a single financial institution and were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits as of December 31, 2024 and 2023.

The Company performs credit evaluations of its customers’ financial condition as needed and does not require collateral on accounts receivable. No single customer represents 10% or more of accounts receivable as of December 31, 2024 and 2023 and no single customer represents 10% or more of revenues for the years ended December 31, 2024, 2023 and 2022.

Credit Losses—The Company maintains allowances for estimated credit losses resulting from the inability of its customers to make required payments. The Company's provision for credit losses is included in general and administrative expense. Customer billings included in deferred revenue are not consider at risk for credit losses. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Statements of Cash Flows—All bank deposits are considered cash.

The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2024	2023	2022
Supplemental cash flow information:
Interest paid	$3,184	$3,471	$1,480
Taxes paid	3,530	3,450	2,849
Non-cash investing and financing activities:
Capital expenditures on fixed assets included in accounts payable and accrued expenses	168	1,009	327

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

Capitalized Contract Costs—The Company capitalizes certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. For costs incurred to obtain new business sales contracts, the Company capitalizes and expenses these costs over an average customer life, which was approximately three years as of December 31, 2024. For the remaining sales contracts, the Company capitalizes and expenses these costs over a period of one to two years as of December 31, 2024. See Note 4 for additional disclosures.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Method Investments—The Company has a non-controlling common share interest in eFinancialCareers ("eFC") (adjusted to 10% as of the third quarter of 2023) and Rigzone (adjusted to zero percent as of the second quarter of 2022) businesses as the Company does not have the ability to direct the activities of the businesses that most significantly impact their economic performance. The common share interests in eFC and Rigzone, during the periods of ownership, are being accounted for under the equity method of accounting as the Company does have the ability to exercise significant influence over the businesses. The recorded value is adjusted based on the Company's proportionate share of the businesses net income and is recorded three months in arrears. See Note 7 for additional disclosures.

Goodwill and Indefinite-Lived Acquired Intangible Asset—Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible asset acquired. The indefinite-lived acquired intangible asset includes the Dice trademarks and brand name. The Company performs a test for impairment of goodwill and indefinite-lived intangible asset annually on October 1, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded asset is impaired. The impairment review process for goodwill compares the fair value of the reporting unit in which goodwill resides to its carrying value. The impairment review process for the indefinite-lived intangible asset compares the fair value of the asset to its carrying value. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units or the intangible asset. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or the indefinite-lived intangible asset. See Notes 9 and 10 for additional disclosures.

Foreign Currency Translation—Translation adjustments relate to the Company's equity method investment in eFC, whose functional currency is not the U.S. dollar. The assets and liabilities are translated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as Other Comprehensive Income (Loss). Revenue and expenses are translated at average exchange rates and transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred.

Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2024, 2023 and 2022 were $13.6 million, $14.9 million and $17.9 million, respectively.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. DHI’s significant estimates include the useful lives and valuation of fixed assets, intangible asset, goodwill, lease right-of-use assets, income taxes, and the assumptions used to value the Performance-Based Restricted Stock Units (“PSUs”) of the Company.

Earnings per Share—The Company follows the Earnings Per Share topic of the FASB ASC in computing earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares outstanding. When the effects are dilutive, diluted earnings per share is calculated using the weighted average number of shares outstanding, and the dilutive effect of stock-based compensation awards as determined under the treasury stock method. Certain stock awards were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. See Note 19 for additional disclosures.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The new accounting standard relates to disclosures about a public entity’s reportable segments and provides more detailed information about a reportable segment’s expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with retrospective application required. The Company adopted ASU 2023-07 in the fourth quarter of 2024. See Note 18 for additional disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 will require companies to disaggregate, within the notes to the financial statements, certain expenses presented on the face of the financial statements to enhance transparency and help investors better understand an entity's performance. The amendment will specifically require that an entity disclose the amounts related to purchases of inventory, employee compensation, depreciation and intangible asset amortization. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Company’s financial statement disclosures.

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

Certain assets and liabilities are measured at fair value on a non-recurring basis as they are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Such instruments are not measured at fair value on an ongoing basis. These assets include equity investments, operating lease right-of-use assets, and goodwill and intangible asset which resulted from prior acquisitions. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

Impairment—The Company performs annual impairment tests for goodwill and the Dice trademarks and brand name as of October 1 of each year or more frequently if indicators of potential impairment exist. See Notes 9 and 10 for additional disclosures. The Company evaluates the carrying value of equity investments at each reporting period as described in Note 7.

4.    REVENUE RECOGNITION

The Company recognizes revenue when control of the promised goods or services are transferred to our customers, either on a ratable basis over the contract period beginning on the date that our service is made available to the customer or as the products and services are used, and at an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts. The Company excludes sales tax from the transaction price and therefore, recognizes revenue net of applicable sales taxes. Customer billings delivered in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from recruitment packages, advertising, classifieds, and virtual and live career fair and recruitment event booth rentals.

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
ClearanceJobs	$54,143	$50,348	$43,746
Dice	87,783	101,530	105,934
Total[1]	$141,926	$151,878	$149,680

(1) We had previously disclosed that career events were recorded within Dice. Career events have been reclassified between ClearanceJobs and Dice based on the nature of the event for the years ended December 31, 2024, 2023, and 2022.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of December 31, 2024	As of December 31, 2023	As of December 31, 2022
Receivables	$22,120	$22,225	$20,494
Short-term contract liabilities (deferred revenue)	44,934	49,463	50,121
Long-term contract liabilities (deferred revenue)	522	508	743

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

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$49,584	$50,141	$45,311

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	2025	2026	2027	Total
Tech-focused	$44,934	$464	$58	$45,456

Credit Losses

The Company is exposed to credit losses through the inability of its customers to make required payments on account receivable. The Company segments accounts receivable based on credit risk characteristics and estimates future losses for each segment based on historical trends and current market conditions, as applicable. Expected losses on accounts receivable are recorded as allowance for doubtful accounts in the consolidated balance sheets and as an expense in the consolidated statements of operations. The portion of accounts receivable that is reflected as deferred revenue in the consolidated balance sheets is not considered at risk for credit losses. If the financial condition of DHI's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

5.   RESTRUCTURING

In May 2023, the Company announced an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%. As a result of the restructuring, the Company recognized charges of $2.4 million during the year ended December 31, 2023. The charges for the year ended December 31, 2023 consisted of $1.9 million of employee severance costs and $0.5 million of stock-based compensation related to the acceleration of restricted stock and performance-based restricted stock units. All severance costs related to the May 2023 restructuring were paid during the year ended December 31, 2023.

In July 2024, the Company announced an additional organizational restructuring intended to streamline its operations, drive business objectives, and reduce operating costs. This included a reduction of the Company’s then-current workforce by

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 7%. As a result of the restructuring, the Company recognized a charge of $1.1 million related to employee severance charges during the year ended December 31, 2024. All severance costs related to the July 2024 restructuring were paid during the year ended December 31, 2024.

During January 2025, the Company announced an additional organizational restructuring intended to streamline its operations, drive business objectives, and reduce operating costs. This includes a reduction of the Company’s current workforce by approximately 8%. The Company estimates that it will incur a charge of approximately $2.2 million related to employee severance charges during the first quarter of 2025 in connection with the restructuring. All charges are expected to be recognized in the first quarter of 2025 while the related cash payments are expected to be substantially completed by the third quarter of 2025.

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

The components of lease cost were as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost[1]	$1,648	$1,945	$2,103
Sublease income	(50)	(399)	(475)
Total lease cost[2]	$1,598	$1,546	$1,628

(1) Includes short-term and variable lease costs, which are immaterial.
(2) Total lease costs is recorded in general and administrative expenses in the consolidated statements of operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,664	$2,309	$2,703

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,930	$—	$1,542

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets (as reported)[1]	$6,518	$4,759

Operating lease liabilities - current (as reported)	1,625	2,006
Operating lease liabilities - non-current (as reported)	8,995	6,543
Total operating lease liabilities	$10,620	$8,549

Weighted Average Remaining Lease Terms (in years)
Operating leases	7.4 years	6.2 years

Weighted Average Discount Rate
Operating leases	5.5%	4.5%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024, future operating lease payments were as follows (in thousands):

Operating Leases

2025	$2,206
2026	2,211
2027	1,331
2028	1,276
2029	1,306
Thereafter	4,849
Total lease payments	13,179
Less: imputed interest	(2,559)
Total	$10,620

As of December 31, 2024, the Company has no additional operating or finance leases that have not yet commenced. No leases include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any lease agreements with related parties.
7. INVESTMENTS

eFinancialCareers

During the third quarter of 2023, the Company sold a portion of its ownership in eFinancialCareers ("eFC") reducing its total interest in eFC from 40% to 10%. As a result of the sale, the Company received cash of $4.9 million and recognized a $0.6 million gain, which included a $0.2 million charge related to accumulated foreign currency loss that was previously a reduction to equity. The Company's investment in eFC was recorded at $1.8 million and $1.9 million as of December 31, 2024 and 2023, respectively.

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology,

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC was reduced during the third quarter of 2023, as described above, as the Company reduced its ownership in eFC. The remaining basis difference at the time of sale was $0.3 million and is being amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Amortization expense during the years ended December 31, 2024, 2023 and 2022 was not significant. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $0.2 million, $0.5 million and $1.6 million, respectively, of income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference.

Rigzone

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

In the third quarter of 2022, the Note was converted into preferred shares representing 4.9% of the outstanding equity in the underlying business, on a fully diluted basis. The Company's preferred shares are substantially similar to shares purchased by a third party investor that resulted in such investor becoming the majority owner of the business. Therefore the Company's shares in the business were recorded at fair value based on the price per share realized in the conversion. The value of the Company's investment was $0.7 million as of December 31, 2022 and was recorded as an investment in the consolidated balance sheet. Accordingly, the Company recognized an impairment loss during the year ended December 31, 2022 of $2.3 million.

During the third quarter of 2023, the investment's financial position deteriorated. To meet its financial obligations, the investment issued convertible debt at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to $0.4 million and accordingly, recognized an impairment loss of $0.3 million during the third quarter of 2023.

During the first quarter of 2024, the investment's financial position further deteriorated. To meet its financial obligations, the investment issued additional convertible debt at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to zero and accordingly, recognized an impairment loss of $0.4 million during the first quarter of 2024. The Company's ownership of the investment, on a fully diluted basis, as of December 31, 2024 is less than 0.10%.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, the Company held preferred stock representing a 7.3% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of December 31, 2024, 2023 and 2022. The Company recorded no gain or loss related to the investment during the years ended December 31, 2024, 2023, and 2022.

8.    FIXED ASSETS, NET

Fixed assets, net consist of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Computer equipment and software	$3,691	$3,921
Furniture and fixtures	776	686
Leasehold improvements	3,992	3,961
Capitalized development costs	60,608	63,931
	69,067	72,499
Less: Accumulated depreciation and amortization	(48,677)	(47,227)
Fixed assets, net	$20,390	$25,272

During the years ended December 31, 2024, 2023, and 2022, depreciation expense was $18.0 million, $16.9 million, and $17.5 million, respectively.

9.    ACQUIRED INTANGIBLE ASSET, NET

As of December 31, 2024 and 2023, the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible asset is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded.

The impairment test performed as of October 1, 2024 resulted in the fair value of the Dice trademarks and brand name exceeding the carrying value by 4%. The Company's operating results attributable to the Dice trademarks and brand name for the fourth quarter of 2024 and estimated future results as of December 31, 2024 approximate the projections used in the October 1, 2024 analysis. As a result, the Company believes it is not more likely than not that the fair value of the Dice trademarks and brand name is less than the carrying value as of December 31, 2024. Therefore, no quantitative impairment test was performed as of December 31, 2024. No impairment was recorded during the years ended December 31, 2024, 2023 and 2022.

The Company’s ability to achieve the projections used in the October 1, 2024 analysis may be impacted by, among other things, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period. In the October 1, 2024 analysis, the Company utilized a relief from royalty rate method to value the Dice trademarks and brand name using a royalty rate of 4.0%, which is based on comparable industry licensing agreements and the profitability attributable to the Dice trademarks and brand name, and a discount rate of 16.6%.

The determination of whether or not the indefinite-lived acquired intangible asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible asset. Fair values are determined using a profit allocation methodology which estimates the value of the trademark and brand name by capitalizing the profits saved because the company owns the asset. We consider factors such as historical performance, anticipated market conditions, revenues, operating expense trends and capital expenditure requirements. Changes in our strategy and/or changes in market conditions could significantly impact these judgments and require adjustments to recorded amounts of the intangible asset. If projections are not achieved, the Company could realize an impairment in the foreseeable future.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    GOODWILL

As of December 31, 2024, the Company has goodwill of $128.1 million, which was all allocated to the Tech-focused reporting unit. There were no changes to goodwill during the years ended December 31, 2024, 2023, and 2022.

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

The annual impairment test for the Tech-focused reporting unit performed as of October 1, 2024 resulted in the fair value of the reporting unit being substantially in excess of the carrying value. Results for the Tech-focused reporting unit for the fourth quarter of 2024 and estimated future results as of December 31, 2024 approximate the projections used in the October 1, 2024 analysis. As a result, the Company believes it is not more likely than not that the fair value of the reporting unit is less than the carrying value as of December 31, 2024. Therefore, no quantitative impairment test was performed as of December 31, 2024. No impairment was recorded during the years ended December 31, 2024, 2023 and 2022.

The discount rate applied for the Tech-focused reporting unit in the October 1, 2024 analysis was 15.6%. An increase to the discount rate applied or reductions to future projected operating results could result in future impairment of the Tech-focused reporting unit’s goodwill. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of the Tech-focused reporting unit could cause the Company to consider some portion or all of the goodwill of the Tech-focused reporting unit to become impaired. In addition, a future decline in the overall market conditions, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. All borrowings as of December 31, 2024 and 2023 were in U.S. dollars. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2024, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

The amounts borrowed as of December 31, 2024 and 2023 are as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Long-term debt under revolving credit facility(1)	$32,000	$38,000

Available to be borrowed under revolving facility(2)	$56,000	$62,000

Interest rate and margin:
Interest margin(3)	2.10%	2.35%
Actual interest rates(4)	6.46%	7.71%

Commitment Fee	0.35%	0.40%

(1) In connection with the Credit Agreement, the Company had deferred financing costs of $0.7 million and accumulated amortization of $0.4 million recorded in other assets on the condensed consolidated balance sheets.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the stock repurchase plans approved by the Board of Directors:

	Feb 2023 to Feb 2024(1)	Feb 2022 to Feb 2023(2)	Feb 2021 to Jun 2022(3)
Approval Date	February 2023	February 2022	February 2021
Authorized Repurchase Amount of Common Stock	$10 million	$15 million	$20 million
(1) During February 2024, the stock repurchase program approved in February 2023 expired with a total of 1.4 million shares purchased for $5.2 million.
(2) During February 2023, the stock repurchase program approved in February 2022 expired with a total of 2.6 million shares purchased for $14.7 million.
(3) During the second quarter of 2021, the Company amended its $8.0 million stock repurchase program approved in February 2021 and allowed for the purchase of an additional $12.0 million of our common stock through June 2022, bringing total authorized purchases under the plan to $20.0 million. During the first quarter of 2022, the Company completed its purchases under the plan, which consisted of approximately 4.4 million shares for $20.0 million, effectively ending the plan prior to its original expiration date.

As of December 31, 2024 the Company has no stock repurchase programs and all previously approved stock repurchase programs have expired in accordance with their terms.

In January 2025, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $5 million of its common stock through February 2026.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Year Ended December 31,
	2024	2023	2022
Shares repurchased(1)	—	1,661,278	3,287,096
Average purchase price per share(2)	$—	$4.17	$5.66
Dollar value of shares repurchased (in thousands)(3)	$—	$6,928	$18,596
(1) No shares of our common stock were purchased other than through a publicly announced plan or program.
(2) Average price paid per share includes costs associated with the repurchases.
(3) The value of shares repurchased as of December 31, 2023 and 2022 includes $33,331 and $65,990 respectively, of costs associated with the repurchase.

There were 19,220 unsettled shares as of December 31, 2022. No shares were unsettled as of December 31, 2024 and 2023.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchases of the Company's common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated were as follows:

	Year Ended December 31,
	2024	2023	2022
Shares repurchased upon restricted stock/PSU vesting	774,725	1,152,993	948,582
Average purchase price per share	$2.42	$5.41	$5.43
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$1,874	$6,237	$5,155

Section 382 Rights Plan—On January 28, 2025, the Company adopted a shareholder rights plan designed to protect stockholder value by preserving the availability of the Company’s net capital loss carryforwards (“Carryforwards”) and other tax attributes under the Internal Revenue Code of 1986, as amended (the “Code”) (such plan, the “Section 382 Rights Plan”). The Section 382 Rights Plan aims to preserve the Company's Carryforwards by creating a disincentive for any stockholder to accumulate beneficial ownership of 4.99% or more of the Company's outstanding common stock, or to further accumulate the Company's common stock if the stockholder's beneficial ownership already exceeds 4.99% in each case without the approval of the Company's Board of Directors.

Convertible Preferred Stock—As of December 31, 2024 the Company had 20 million shares of convertible preferred stock authorized, with a $0.01 par value. No shares have been issued and outstanding since prior to our initial public offering in 2007. The rights, preferences, privileges and restrictions granted to and imposed on the convertible preferred stock are as set forth below. The Company currently has no preferred stock outstanding. The Company’s amended and restated certificate of incorporation permits the terms of any preferred stock to be determined at the time of issuance. Simultaneously with the adoption of the Section 382 Rights Plan, the authorized but unissued convertible preferred stock, par value $0.01 have been cancelled.

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

Preferred Stock Purchase Rights—Pursuant to the Section 382 Rights Plan, the Company has authorized and declared a dividend distribution of one right ("Right") for each outstanding share of Common Stock to stockholders of record as of the close of business on February 7, 2025 ("Record Date"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series 1 Participating Preferred Stock, par value $0.01 per share (the “Series 1 Preferred Stock”), of the Company at an exercise price of $17.00 (the “Exercise Price”), subject to adjustment. Each share of Series 1 Preferred Stock will not be redeemable; will be entitled to a quarterly dividend equal to the higher of $1 or 1000 times the dividends paid on each share of Common Stock; will be entitled upon a liquidation, dissolution or winding up of the Company to the higher of $1 or 1000 times the per share amount distributed to Common Stock in such transaction; will have 1000 times

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the voting power per share of Common Stock and generally vote together with the Common Stock; and will be entitled to receive in a merger, consolidation or similar transaction of the Company 1000 times the per share consideration payable to Common Stock in such transaction.

Dividends—No dividends were declared during the years ended December 31, 2024, 2023 or 2022. Our Credit Agreement limits our ability to declare and pay dividends. See Note 11 for additional disclosures.

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS

FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. The Company had no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2024 and 2022. During the year ended December 31, 2023, the Company had $0.2 million of currency translation adjustments reclassified to the statements of operations related to selling a portion of its eFC ownership. The foreign currency translation adjustments impact comprehensive income. Accumulated other comprehensive income (loss), net consists of the following components, net of tax (in thousands):

	Year Ended December 31,
	2024	2023	2022
Foreign currency translation:
Balance at beginning of year	$(83)	$(481)	$(61)
Foreign currency translation adjustment	84	198	(420)
Cumulative translation adjustments reclassified to the statements of operations	—	200	—
Balance at end of year	$1	$(83)	$(481)

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

The Company recorded stock based compensation expense of $8.1 million, $9.9 million, and $9.5 million during the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024, there was $7.2 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of restricted stock awards as of December 31, 2024, 2023, and 2022 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,333,436	$4.55	2,639,286	$3.96	3,371,832	$2.80
Granted	1,857,739	$2.49	1,748,172	$4.95	1,238,331	$5.13
Forfeited	(272,845)	$3.43	(502,018)	$5.22	(132,218)	$3.43
Vested	(1,245,766)	$4.20	(1,552,004)	$3.78	(1,838,659)	$2.68
Non-vested at end of period	2,672,564	$3.39	2,333,436	$4.55	2,639,286	$3.96
Expected to vest	2,672,564	$3.39	2,333,436	$4.55	2,639,286	$3.96

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

There were no cash flow impacts resulting from the grants.

A summary of the status of PSUs as of December 31, 2024, 2023, and 2022 and the changes during the periods then ended, is presented below:

	Year Ended December 31,
	2024		2023		2022
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,616,962	$4.52	2,086,933	$3.48	1,593,775	$2.62
Granted(1)	960,000	$2.54	1,552,715	$5.28	1,553,332	$3.77
Forfeited(2)	(345,858)	$4.42	(603,836)	$5.15	(93,341)	$2.40
Vested	(810,439)	$3.94	(1,418,850)	$3.54	(966,833)	$2.64
Non-vested at end of period	1,420,665	$3.55	1,616,962	$4.52	2,086,933	$3.48
Expected to vest	1,420,665	$3.55	1,616,962	$4.52	2,086,933	$3.48
(1) PSUs granted includes 587,587 additional PSUs granted in the first quarter of 2023 related to the bookings achievement for the performance period ended December 31, 2022 and 853,332 additional PSUs granted in the first quarter of 2022 related to the bookings achievement for the performance period ended December 31, 2021.

(2) PSUs forfeited includes 230,291 PSUs forfeited in the first quarter of 2024 related to the bookings achievement for the performance period ended December 31, 2023.

Employee Stock Purchase Plan—The Company has an Employee Stock Purchase Plan ("ESPP"), which provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. The first offering period commenced January 1, 2022. During the years ended December 31, 2024, 2023,

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2022, 155,843, 114,002 and 67,905 shares, respectively, were issued under the plan. The annual compensation expense under the plan was less than $0.1 million during each of the years.

16.    INCOME TAXES

Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Capital loss carryforward	$22,824	$22,976
Allowance for doubtful accounts	430	349
Depreciation of fixed assets	2,981	989
Provision for accrued expenses and other, net	861	893
Investments	710	620
Stock-based compensation	1,294	2,505
Operating lease liabilities	2,569	2,102
Tax credit carryforward	279	311
	31,948	30,745
Less valuation allowance	(23,774)	(23,852)
Deferred tax asset, net of valuation allowance	8,174	6,893
Deferred tax liabilities:
Acquired intangibles	(6,313)	(6,355)
Capitalized contract costs	(1,657)	(1,578)
Operating lease assets	(1,573)	(1,174)
Deferred tax liability	(9,543)	(9,107)
Net deferred tax liability	$(1,369)	$(2,214)

The Company had deferred tax assets of $22.8 million and $23.0 million, respectively, at December 31, 2024 and 2023 related to capital loss carryforwards and $0.3 million at December 31, 2024 and 2023 related to tax credit carryforwards. The capital losses expire in 2024 through 2028, and the tax credits expire in 2025 through 2032. The Company has recorded valuation allowances of $23.8 million and $23.9 million, respectively, at December 31, 2024 and 2023 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.

Tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Current income tax expense:
Federal	$3,213	$2,631	$2,478
State	329	801	743
Current income tax expense	3,542	3,432	3,221
Deferred income tax expense (benefit):
Federal	(972)	(2,648)	(3,173)
State	127	(653)	(627)
Deferred income tax expense (benefit)	(845)	(3,301)	(3,800)
Income tax expense (benefit)	$2,697	$131	$(579)

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between tax expense at the federal statutory rate and the reported income tax expense (benefit) is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	$620	$760	$755
Loss on sale of investments	—	(22,881)	—
Expiration of capital loss carryforward	113	4,680	—
Stock-based compensation	1,982	(399)	(1,130)
State tax expense, net of federal effect	419	80	139
Change in accrual for unrecognized tax benefits	28	263	(16)
Executive compensation	308	1,214	266
Research and development tax credits	(684)	(1,651)	(763)
Income from equity method investment	(47)	(105)	(335)
Change in valuation allowance	(78)	18,158	555
Other	36	12	(50)
Income tax expense (benefit)	$2,697	$131	$(579)
Effective tax rate	91.4%	3.6%	(16.1)%

An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2024 and 2023, the Company's accrual for unrecognized tax benefits consists of the following:

	2024	2023
Unrecognized tax benefits	$980	$979
Estimated accrued interest and penalties	80	53
Accrual for unrecognized tax benefits, as recorded	$1,060	$1,032

During the years ended December 31, 2024, 2023, and 2022, interest expense (income) and penalties recorded in the consolidated statements of operations were $0.03 million, $0.02 million, and $(0.02) million, respectively. Following is a reconciliation of the amounts of unrecognized tax benefits, net of tax and excluding interest and penalties, for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Unrecognized tax benefits—beginning of period	$979	$734	$730
Increases in tax positions related to current year	204	282	194
Increases (decreases) in tax positions related to prior year	(33)	131	—
Lapse of statute of limitations	(170)	(168)	(190)
Unrecognized tax benefits—end of period	$980	$979	$734

The foregoing table indicates unrecognized tax benefits, net of tax and excluding interest and penalties. The balance of gross unrecognized benefits was $1.0 million, $1.0 million, and $0.8 million at December 31, 2024, 2023, and 2022, respectively. If the unrecognized tax benefits at December 31, 2024, 2023, and 2022 were recognized in full, tax benefits of $1.0 million, $1.0 million, and $0.8 million, respectively, would affect the effective tax rate.

The Company has filed income tax returns in the U.S. and various states. The Company is generally no longer subject to examinations by U.S. federal tax authorities for tax years prior to 2021, or by U.S. state authorities for tax years prior to 2020. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized by the end of 2025 as a result of a lapse of the statute of limitations.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    EMPLOYEE SAVINGS PLAN

The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $2.2 million, $2.4 million, and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, to match employee contributions to the Savings Plan.

18.    SEGMENT INFORMATION

The Company’s CODM is the Company’s Chief Executive Officer, Art Zeile. The CODM uses net income, as reported on our consolidated statements of operations, in evaluating performance of the Tech-focused segment in determining how to allocate resources of the Company as a whole, including investing in our product development, sales and marketing campaigns, employee compensation, and stockholder programs.

The Company allocates resources and assesses financial performance on a consolidated basis, as all services pertain to the Company's Tech-focused strategy. As a result, the Company has a single operating and reportable segment, Tech-focused includes the ClearanceJobs and Dice brands, as well as corporate related costs. All operations are in the United States and the Company does not have revenues and long-lived assets, which includes fixed assets and lease right of use assets, outside of the United States. The accounting policies of the Tech-focused segment are the same as those described in Note 2 of the notes to the consolidated financial statements.

The Company has concluded that on the basis of the principles in ASC 280, the expenses below require disclosure under the significant expense principle. The CODM does not review assets in evaluating results of the Tech-focused segment, and therefore, such information is not provided.

The following table provides the operating financial results of our Tech-focused segment (in thousands):

	For the year ended December 31,
	2024	2023	2022
Revenues	$141,926	$151,878	$149,680
Less:
Adjusted cost of revenues(1)	20,163	19,787	17,602
Adjusted product development(1)	18,837	17,777	17,674
Adjusted sales(1)	27,371	36,161	35,166
Adjusted marketing(1)	19,825	20,984	24,197
Adjusted general and administrative(1)	20,417	20,913	24,091
Depreciation	17,972	16,915	17,487
Restructuring	1,111	2,417	—
Other segment expenses(1)(2)	10,305	10,322	9,883
Income from equity method investment	(225)	(502)	(1,597)
Interest expense	3,200	3,482	1,580
Income tax expense (benefit)	2,697	131	(579)
Net income	$253	$3,491	$4,176

(1) Excludes certain severance, professional fees and related costs, and stock based compensation expense. These costs are included in Other segment expenses.
(2) Other segment expenses included in net income primarily includes proceeds from settlements, gain on investment, impairment of investment, stock based compensation, and certain severance, professional fees and related costs.

19.    EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock outstanding plus common

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock equivalents, where dilutive. The following is a calculation of basic and diluted earnings per share and weighted-average shares outstanding (in thousands, except per share amounts):

	2024	2023	2022
Net Income	$253	$3,491	$4,176

Weighted-average shares outstanding—basic	44,648	43,571	44,274
Add shares issuable from stock-based awards	442	925	2,259
Weighted-average shares outstanding—diluted	$45,090	$44,496	$46,533

Basic earnings per share	$0.01	$0.08	$0.09
Diluted earnings per share	$0.01	$0.08	$0.09

Dilutive shares issuable from unvested equity awards	442	925	2,259
Anti-dilutive shares issuable from unvested equity awards(1)	3,386	2,009	137

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2024 and has issued a report regarding its assessment included herein.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulations S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information called for by this Item will be set forth in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders (the "Proxy Statement”) to be filed within 120 days of the Company’s fiscal year end of December 31, 2024 and is incorporated herein by reference.

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

3.4
Certificate of Designation of Rights, Preferences and Privileges of Series 1 Participating Preferred Stock (incorporated by reference to Exhibit 3.1 the Company's Current Report on Form 8-K filed on January 28, 2025)

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

4.3
Section 382 Rights Agreement dated as of January 28, 2025 by and between DHI Group, Inc. and Computershare Trust Company, N.A. as rights agent (incorporating by reference to Exhibit 4.1 of the Company's Current Report on From 8-K filed on January 28, 2025.

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

19*	Security Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Greg Schippers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Greg Schippers, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*†	DHI Group, Inc. Incentive Compensation Recovery Policy.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

________________

*	Filed herewith.
**	Furnished herewith.
†	Identifies a management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.
(b)	Financial Statement Schedules.

Page
Schedule II—Consolidated Valuation and Qualifying Accounts	86

SCHEDULE II
DHI GROUP, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2022, 2023 and 2024
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2022	$733	$1,469	$(828)	$1,374
Year ended December 31, 2023	1,374	1,151	(1,212)	1,313
Year ended December 31, 2024	1,313	1,610	(1,232)	1,691
Deferred tax valuation allowance:
Year ended December 31, 2022	$5,139	$555	$—	$5,694
Year ended December 31, 2023	5,694	18,158	—	23,852
Year ended December 31, 2024	23,852	(78)	—	23,774
____________________

 See notes to consolidated financial statements included elsewhere herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 11, 2025	DHI Group, Inc.
		By:	/S/ Art Zeile
Art Zeile
President and Chief Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Art Zeile	President, Chief Executive Officer and Director	February 11, 2025
Art Zeile	(Principal Executive Officer)

/S/ Greg Schippers	Chief Financial Officer	February 11, 2025
Greg Schippers	(Principal Financial and Accounting Officer)

/S/ Brian Schipper	Chairman and Director	February 11, 2025
Brian Schipper

/S/ Scipio Carnecchia	Director	February 11, 2025
Scipio Carnecchia

/S/ Jim Friedlich	Director	February 11, 2025
Jim Friedlich

/S/ Joseph Massaquoi	Director	February 11, 2025
Joseph Massaquoi

/S/ David Windley	Director	February 11, 2025
David Windley

/S/ Elizabeth Salomon	Director	February 11, 2025
Elizabeth Salomon

/S/ Kathleen Swann	Director	February 11, 2025
Kathleen Swann