Form 10-Q
period 2025-03-31
DHI GROUP, INC.
filed 2025-05-12
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 9, 2025, there were 48,751,219 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024
	Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2025 and 2024
	Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2025 and 2024
	Condensed Consolidated Statements of Stockholders' Equity for the three-month periods ended March 31, 2025 and 2024
	Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2025 and 2024
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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$2,655	$3,702
Accounts receivable, net of allowance for credit losses of $1,708 and $1,691	23,419	22,120
Income taxes receivable	246	238
Prepaid and other current assets	3,658	3,593
Total current assets	29,978	29,653
Fixed assets, net	18,442	20,390
Capitalized contract costs	7,819	7,465
Operating lease right-of-use assets	6,220	6,518
Investments	1,858	1,827
Acquired intangible assets	23,800	23,800
Goodwill	120,700	128,100
Other assets	3,252	3,618
Total assets	$212,069	$221,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,688	$16,154
Deferred revenue	50,124	44,934
Operating lease liabilities	1,674	1,625
Total current liabilities	63,486	62,713
Deferred revenue	542	522
Operating lease liabilities	8,534	8,995
Long-term debt	33,000	32,000
Deferred income taxes	1,155	1,369
Accrual for unrecognized tax benefits	1,092	1,060
Other long-term liabilities	362	387
Total liabilities	108,171	107,046
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Series 1 Participating Preferred Stock, 0.01 par value, authorized 240,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 81,832 and 80,881 shares, respectively; outstanding: 48,282 and 48,217 shares, respectively	820	811
Additional paid-in capital	271,205	270,122
Accumulated other comprehensive income (loss)	(32)	1
Accumulated earnings	23,130	32,481
Treasury stock, 33,550 and 32,664 shares, respectively	(191,225)	(189,090)
Total stockholders’ equity	103,898	114,325
Total liabilities and stockholders’ equity	$212,069	$221,371
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$32,301	$36,025

Operating expenses:
Cost of revenue	5,366	4,877
Product development	3,842	4,798
Sales and marketing	11,123	12,698
General and administrative	7,197	7,227
Depreciation	3,984	4,456
Restructuring	2,270	—
Impairment of goodwill	7,400	—
Total operating expenses	41,182	34,056
Operating income (loss)	(8,881)	1,969
Income from equity method investment	64	134
Impairment of investment	—	(400)
Interest expense and other	(660)	(946)
Income (loss) before income taxes	(9,477)	757
Income tax expense (benefit)	(126)	2,269
Net loss	$(9,351)	$(1,512)

Basic loss per share	$(0.21)	$(0.03)
Diluted loss per share	$(0.21)	$(0.03)

Weighted-average basic shares outstanding	45,505	44,210
Weighted-average diluted shares outstanding	45,505	44,210
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(9,351)	$(1,512)

Other comprehensive income (loss):
Foreign currency translation adjustment	(33)	22
Comprehensive loss	$(9,384)	$(1,490)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Series 1 Participating Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	80,881	$811	$270,122	32,664	$(189,090)	$32,481	$1	$114,325
Net loss										(9,351)		(9,351)
Other comprehensive loss - translation adjustments											(33)	(33)
Stock-based compensation							1,092					1,092
Restricted stock issued					844	8	(8)					—
Performance-Based Restricted Stock Units eligible to vest					583	6	(6)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(393)	(4)	4	331	(849)			(849)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(83)	(1)	1	243	(620)			(620)
Purchase of treasury stock under stock repurchase plan								312	(666)			(666)
Balance at March 31, 2025	—	$—	—	$—	81,832	820	271,205	33,550	(191,225)	23,130	(32)	103,898

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2023	—	$—	78,764	$789	$261,824	31,889	$(187,216)	$32,228	$(83)	$107,542
Net loss								(1,512)		(1,512)
Other comprehensive income - translation adjustments									22	22
Stock-based compensation					2,144					2,144
Restricted stock issued			1,344	13	(13)					—
Performance-Based Restricted Stock Units eligible to vest			457	5	(5)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(1)	—	—	304	(750)			(750)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	342	(861)			(861)
Balance at March 31, 2024	—	$—	80,564	$807	$263,950	32,535	$(188,827)	$30,716	$(61)	$106,585
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from (used in) operating activities:
Net loss	$(9,351)	$(1,512)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation	3,984	4,456
Deferred income taxes	(214)	980
Amortization of deferred financing costs	36	36
Stock-based compensation	1,092	2,144
Income from equity method investment	(64)	(134)
Impairment of investment	—	400
Impairment of goodwill	7,400	—
Change in accrual for unrecognized tax benefits	32	81
Changes in operating assets and liabilities:
Accounts receivable	(1,299)	(9,535)
Prepaid expenses and other assets	264	1,221
Capitalized contract costs	(353)	(933)
Accounts payable and accrued expenses	(4,342)	(2,032)
Income taxes receivable/payable	(8)	1,285
Deferred revenue	5,210	5,744
Other, net	(139)	(114)
Net cash flows from operating activities	2,248	2,087
Cash flows used in investing activities:
Purchases of fixed assets	(2,160)	(4,442)
Net cash flows used in investing activities	(2,160)	(4,442)
Cash flows from (used in) financing activities:
Payments on long-term debt	(5,000)	(9,000)
Proceeds from long-term debt	6,000	12,000
Payments under stock repurchase plan	(666)	—
Purchase of treasury stock related to vested restricted and performance stock units	(1,469)	(1,611)
Net cash flows from (used in) financing activities	(1,135)	1,389
Net change in cash for the period	(1,047)	(966)
Cash, beginning of period	3,702	4,206
Cash, end of period	$2,655	$3,240

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we," "our" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”). Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results to be achieved for the full year or any other future period.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three-month period ended March 31, 2025.

2.    NEW ACCOUNTING STANDARDS

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures. The new accounting standard requires more detailed disclosures regarding the effective tax rate reconciliation and income taxes paid. The standard is effective for annual reporting periods beginning after December 15, 2024, and may be applied on either a prospective or retrospective basis, with early adoption permitted. We are currently evaluating the effect of the standard on the Company's financial statement disclosures.

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

3. FAIR VALUE MEASUREMENTS

The FASB Accounting Standards Codification ("ASC") topic on Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value and requires certain disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. As a basis for considering assumptions, a three-tier fair value hierarchy is used, which prioritizes the inputs used in measuring fair value as follows:

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

Disaggregation of Revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended March 31,
	2025	2024
ClearanceJobs	$13,377	$13,005
Dice	18,924	23,020
Total(1)	$32,301	$36,025

(1) Prior to the fourth quarter of 2024, we had disclosed that career events were recorded within Dice. Career events have been reclassified between ClearanceJobs and Dice based on the nature of the event for the periods ended March 31, 2025 and 2024.

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under ASC Topic 606 - Revenue from Contracts with Customers (in thousands):

	As of March 31, 2025	As of December 31, 2024

Receivables	$23,419	$22,120
Short-term contract liabilities (deferred revenue)	50,124	44,934
Long-term contract liabilities (deferred revenue)	542	522

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

The Company recognized the following revenue as a result of changes in the contract liability balances in the respective periods (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$22,164	$23,721

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2025	2026	2027	2028	Total
Deferred revenue	$47,650	$2,910	$97	$9	$50,666

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

5.    RESTRUCTURING

In May 2023, the Company announced an organizational restructuring intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructuring included a reduction of the Company’s then-current workforce by approximately 10%. As a result of the restructuring, the Company recognized charges of $2.4 million during the second quarter of 2023, which consisted of $1.9 million of employee severance costs and $0.5 million of stock-based compensation related to the acceleration of restricted stock and performance-based restricted stock units.

In July 2024, the Company announced an additional organizational restructuring intended to streamline its operations, drive business objectives, and reduce operating costs. This included a reduction of the Company’s then-current workforce by approximately 7%. As a result of the restructuring, the Company recognized a charge of $1.1 million during the year ended December 31, 2024. All severance costs related to the July 2024 restructuring were paid during the year ended December 31, 2024.

In January 2025, the Company announced an additional organizational restructuring intended to separate its two brands, ClearanceJobs and Dice, into distinct divisions, provide dedicated leadership for each brand to foster a unified vision and strategy tailored to each brands' market dynamics, and to reduce operating costs. This restructuring includes a reduction of the Company’s then-current workforce by approximately 8%. As a result of the restructuring, the Company recognized a charge of $2.3 million during the first quarter of 2025 related to employee severance costs, of which $1.7 million was paid during the period.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of lease cost were as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost(1)	$425	$394
(1) Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$555	$483

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	March 31, 2025	December 31, 2024
Operating lease right-of-use-assets (as reported)	$6,220	$6,518

Operating lease liabilities - current (as reported)	1,674	1,625
Operating lease liabilities - non-current (as reported)	8,534	8,995
Total operating lease liabilities	$10,208	$10,620

Weighted Average Remaining Lease Term (in years)
Operating leases	7.3 years	7.4 years

Weighted Average Discount Rate
Operating leases	5.6%	5.5%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. If impairment indicators exist, we compare the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the three month periods ended March 31, 2025 and 2024.

As of March 31, 2025, future operating lease payments were as follows (in thousands):

Operating Leases
Apr 1, 2025 through December 31, 2025	$1,651
2026	2,211
2027	1,331
2028	1,276
2029	1,306
2030 and thereafter	4,849
Total lease payments	$12,624
Less: imputed interest	(2,416)
Total	$10,208

As of March 31, 2025 the Company has no operating or finance leases that have not yet commenced.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. INVESTMENTS

eFinancialCareers

During the third quarter of 2023, the Company sold a portion of its ownership in eFinancialCareers ("eFC") reducing its total interest in eFC from 40% to 10%. As a result of the sale, the Company received cash of $4.9 million and recognized a $0.6 million gain, which included a $0.2 million charge related to accumulated foreign currency loss that was previously a reduction to equity. The Company's investment in eFC was recorded at $1.9 million and $1.8 million as of March 31, 2025 and December 31, 2024, respectively.

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC was reduced during the third quarter of 2023, as described above, as the Company reduced its ownership in eFC. The remaining basis difference at the time of sale was $0.3 million and is being amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Amortization expense during the three-month periods ended March 31, 2025 and 2024 was not significant. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. The Company recorded income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference, of $0.1 million for each of the three-month periods ended March 31, 2025 and 2024.

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

In the third quarter of 2022, the Note was converted into preferred shares representing 4.9% of the outstanding equity in the underlying business, on a fully-diluted basis. The Company's preferred shares were substantially similar to shares purchased by a third party investor that resulted in such investor becoming the majority owner of the business. Therefore the Company's shares in the business were recorded at fair value based on the price per share realized in the conversion. The value of the Company's investment was $0.7 million as of December 31, 2022 and was recorded as an investment in the consolidated balance sheet.

During the third quarter of 2023, the investment's financial position deteriorated. To meet its financial obligations, the investment issued convertible debt at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to $0.4 million and accordingly, recognized an impairment loss of $0.3 million during the third quarter of 2023.

During the first quarter of 2024, the investment's financial position further deteriorated. To meet its financial obligations, the investment issued additional convertible debt at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to zero and accordingly, recognized an impairment loss of $0.4 million during the first quarter of 2024. The Company's ownership of the investment, on a fully diluted basis, as of March 31, 2025 is less than 0.10%.

At March 31, 2025, the Company held preferred stock representing a 7.3% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of March 31, 2025 and December 31, 2024. The Company recorded no gain or loss related to the investment during the three-month periods ended March 31, 2025 and 2024.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.   ACQUIRED INTANGIBLE ASSETS, NET

Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. There were no indicators of impairment for the Dice trademarks and brand name for the three-month periods ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024 the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. No impairment was recorded during the three-month periods ended March 31, 2025 and 2024.

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

9.   GOODWILL

Goodwill as of March 31, 2025 and December 31, 2024, was $120.7 million and $128.1 million, respectively. During the first quarter of 2025, in connection with the organizational restructuring, which is further described in Note 5, the Company performed an interim impairment test of the Tech-focused reporting unit immediately prior to the restructuring, then allocated its goodwill into the two new reporting units, ClearanceJobs and Dice, based the relative fair value of each reporting unit, and finally tested each reporting unit's goodwill for impairment.

The interim impairment test performed immediately prior to the organizational restructuring indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of the date of the organizational restructuring.

The prior Tech-focused reporting unit's goodwill of $128.1 million was allocated to ClearanceJobs and Dice based on their relative fair values, which resulted in goodwill for ClearanceJobs and Dice of $97.4 million and $30.7 million, respectively.

The impairment test performed immediately after the allocation for the ClearanceJobs reporting unit indicated that the fair value was substantially in excess of the carrying value as of the date of the organizational restructuring. The impairment test performed immediately after the allocation for the Dice reporting unit resulted in the Company recording an impairment charge of $7.4 million during the three month period ended March 31, 2025.

Results for the ClearanceJobs and Dice reporting units through March 31, 2025 and estimated future results as of March 31, 2025 approximate the projections used in the organizational restructuring analysis. As a result, the Company believes it is not more likely than not that the fair value of the ClearanceJobs and Dice reporting units are less than the carrying value as of March 31, 2025. Therefore, no quantitative impairment test was performed as of March 31, 2025.

The annual impairment test for the ClearanceJobs and Dice reporting units will be performed on October 1 of each year.
The Company’s ability to achieve the projections used in the organizational restructuring analysis may be impacted by, among other things, general market conditions, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the ClearanceJobs and Dice reporting units are not achieved, the Company could realize an impairment in a future period.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Tech-focused	ClearanceJobs	Dice	Total
Goodwill at December 31, 2024	$128,100	$—	$—	$128,100
Segment Change	(128,100)	97,431	30,669	—
Goodwill at January 13, 2025(1)	$—	$97,431	$30,669	$128,100
Impairment	—	—	(7,400)	(7,400)
Goodwill at March 31, 2025	$—	$97,431	$23,269	$120,700
(1) Date of organizational restructuring.

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

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. All borrowings as of March 31, 2025 and December 31, 2024 were in U.S. dollars. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of March 31, 2025, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amounts borrowed as of March 31, 2025 and December 31, 2024 are as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Long-term debt under revolving credit facility(1)	$33,000	$32,000

Available to be borrowed under revolving facility(2)	$51,000	$56,000

Interest rate and margin:
Interest margin(3)	2.10%	2.10%
Actual interest rates(4)	6.43%	6.46%

Commitment fee	0.35%	0.35%

(1) In connection with the Credit Agreement, as of March 31, 2025 and December 31, 2024, the Company had deferred financing costs of $0.7 million and accumulated amortization of $0.4 million recorded in other assets on the condensed consolidated balance sheets.

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

12.    EQUITY TRANSACTIONS

Stock Repurchase Plans—The Company's Board of Directors ("Board") has approved stock repurchase programs that permit the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The number, price, structure, and timing of the repurchases, if any, are at our sole discretion and future repurchases are evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorizations do not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate a repurchase program at any time without prior notice. The following table summarizes the stock repurchase plans approved by the Board:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	February 2025 to February 2026(1)	February 2023 to February 2024(2)
Approval Date	February 2025	February 2023
Authorized Repurchase Amount of Common Stock	$5 million	$10 million

(1) During January 2025, the Company announced that its Board approved a new stock repurchase program that permits the purchase of up to $5.0 million of the Company's common stock through February 2026.

(2) During February 2024, the stock repurchase program approved in February 2023 expired with a total of 1.4 million shares purchased for $5.2 million.

As of March 31, 2025 the value of shares that may yet be purchased under the current plan was $4.3 million.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Three Months Ended March 31,
	2025	2024
Shares repurchased	311,766	—
Average purchase price per share(1)	$2.16	$—
Dollar value of shares repurchased (in thousands)(1)	$673	$—
(1) Average price paid per share and dollar value of shares repurchased include costs associated with the repurchases.

There were 1,750 unsettled share repurchases as of March 31, 2025 and no unsettled share repurchases as of March 31, 2024.

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

Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated, were as follows:

	Three Months Ended March 31,
	2025	2024
Shares repurchased upon restricted stock/PSU vesting	574,246	646,288
Average purchase price per share(1)	$2.56	$2.49
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$1,469	$1,611

No shares of the Company's common stock were purchased other than through the stock repurchase plans and the 2022 Omnibus Equity Award Plan, as Amended and Restated, as described above.

Section 382 Rights Plan—On January 28, 2025, the Company adopted a shareholder rights plan designed to protect stockholder value by preserving the availability of the Company’s net capital loss carryforwards (“Carryforwards”) and other tax attributes under the Internal Revenue Code of 1986, as amended (the “Code”) (such plan, the “Section 382 Rights Plan”). The Section 382 Rights Plan aims to preserve the Company's Carryforwards by creating a disincentive for any stockholder to accumulate beneficial ownership of 4.99% or more of the Company's outstanding common stock, or to further accumulate the Company's common stock if the stockholder's beneficial ownership already exceeds 4.99% in each case without the approval of the Company's Board of Directors in order to reduce the likelihood of an "ownership change" under Section 382 of the Code occurring, which could restrict the Company's ability to utilize its Carryforwards.

In connection with the adoption of the Section 382 Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock to the Company's stockholders of record as of the close of business on February 7, 2025. Each Right entitles its holder to purchase from the Company one one-thousandth of a share of the Company's Series 1 Participating Preferred Stock, par value $0.01 per share (the "Series 1

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Participating Preferred Stock") at an exercise price of $17.00 per Right, subject to adjustment. As a result of the Section 382 Rights Plan, any person or group that acquires beneficial ownership of 4.99% or more of the Company's common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.99% or more of the outstanding shares of the Company's common stock as of February 7, 2025 will not trigger the Rights unless they acquire additional shares after that date.

Convertible Preferred Stock—As of December 31, 2024 the Company had 20 million shares of convertible preferred stock authorized, with a $0.01 par value. No shares have been issued and outstanding since prior to our initial public offering in 2007. The rights, preferences, privileges and restrictions granted to and imposed on the convertible preferred stock are as set forth below. The Company currently has no preferred stock outstanding. The Company’s amended and restated certificate of incorporation permits the terms of any preferred stock to be determined at the time of issuance. Simultaneously with the adoption of the Section 382 Rights Plan on January 28, 2025, the authorized but unissued convertible preferred stock, par value $0.01, have been cancelled.

Preferred Stock Purchase Rights—Pursuant to the Section 382 Rights Plan, the Company has authorized and declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record as of the close of business on February 7, 2025 ("Record Date"). Subject to certain limitations, the Rights will be separate from the common stock and become exercisable following (1) the 10th business day (or such later date as may be determined by the Board) after the public announcement that a person or group of affiliated or associated persons (such person or group an "Acquiring Person") has acquired beneficial ownership of 4.99% or more of the common stock or (2) the 10th business day (or such later date as may be determined by the Board) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 4.99% or more of the common stock. The date on which the Rights separate from the common stock and become exercisable is referred to as the "Distribution Date." Following the Distribution Date, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series 1 Participating Preferred Stock of the Company at an exercise price of $17.00 (the “Exercise Price”), subject to adjustment. Each one-thousandth of a share of Series 1 Preferred Stock will not be redeemable; will be entitled to a quarterly dividend equal to the higher of $0.001 or an amount equal to the dividend paid on one share of common stock; will be entitled upon a liquidation, dissolution or winding up of the Company to the higher of $1 or the per share amount distributed to Common Stock in such transaction; will have the same voting power per share of common stock and generally vote together with the common stock; and will be entitled to receive in a merger, consolidation or similar transaction of the Company the per share consideration payable to common stock in such transaction.

Dividends—No dividends were declared during the years ended December 31, 2024 and 2023. Our Credit Agreement limits our ability to declare and pay dividends. See Note 11 for additional disclosures.

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

The Company recorded total stock-based compensation expense of $1.1 million and $2.1 million during the three-month periods ended March 31, 2025 and 2024, respectively. At March 31, 2025, there was $8.0 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

Restricted Stock—Restricted stock is granted to employees of the Company and its subsidiaries, and to non-employee members of the Company’s Board. These shares are part of the compensation plan for services provided by the employees or Board

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

A summary of the status of restricted stock awards as of March 31, 2025 and 2024 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,672,564	$3.39	2,333,436	$4.55
Granted	844,000	$2.69	1,343,500	$2.54
Forfeited	(393,429)	$3.23	(1,000)	$4.99
Vested	(793,840)	$4.11	(715,149)	$4.52
Non-vested at end of period	2,329,295	$2.92	2,960,787	$3.65
Expected to vest	2,329,295	$2.92	2,960,787	$3.65

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

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of March 31, 2025 and 2024 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Shares(1)	Weighted- Average Fair Value at Grant Date	Shares(2)	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,420,665	$3.55	1,616,962	$4.52
Granted	623,000	$2.69	960,000	$2.54
Forfeited	(443,300)	$2.85	(230,291)	$5.10
Vested	(549,056)	$4.37	(767,180)	$4.00
Non-vested at end of period	1,051,309	$2.90	1,579,491	$3.50
Expected to vest	1,051,309	$2.90	1,579,491	$3.50

(1) PSUs forfeited during the first quarter of 2025 includes 152,284 PSUs forfeited related to the bookings achievement for the performance period ended December 31, 2024.
(2) PSUs forfeited during the first quarter of 2024 relate to the bookings achievement for the performance period ended December 31, 2023.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. As of March 31, 2025, 162,250 shares were eligible for purchase under the ESPP. No shares were issued under the ESPP during the three months ended March 31, 2025 and 2024.

14. INCOME TAXES

The Company’s effective tax rate was 1% and 300% for the three months ended March 31, 2025 and 2024, respectively. The following items caused the effective rate to differ from the statutory rate:

•Tax expense of $0.5 million and $1.8 million during the three months ended March 31, 2025 and 2024, respectively, from the tax impacts of share-based compensation awards.
•Tax expense of $1.8 million during the three months ended March 31, 2025, from nondeductible impairment charges.
•Tax expense of $0.2 million during the three months ended March 31, 2024, from state taxes related to research and development expenditures.

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

	Three Months Ended March 31,
	2025	2024
Net loss	$(9,351)	$(1,512)

Weighted-average shares outstanding—basic	45,505	44,210
Add shares issuable from stock-based awards(1)	—	—
Weighted-average shares outstanding—diluted	45,505	44,210

Basic loss per share	$(0.21)	$(0.03)
Diluted loss per share	$(0.21)	$(0.03)

Dilutive shares issuable from unvested equity awards(1)	—	—
Anti-dilutive shares issuable from unvested equity awards(2)	2,554	4,062

(1) During each of the three months ended March 31, 2025 and 2024, 0.7 million and 0.6 million shares, respectively, were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss.

(2) Represents outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted earnings per share.

16.    SEGMENT INFORMATION

In connection with the organizational restructuring, as described in note 5, the Company changed its reportable segments to reflect the current operating structure. Accordingly, prior periods have been recast to reflect the current segment presentation. Management has organized its reportable segments based upon our internal management reporting and information provided to the chief operating decision maker "CODM" after the restructuring was completed.

The Company previously reported one segment, Tech-focused. Information previously reported in the Tech-focused segment has been separated into ClearanceJobs ("CJ") and Dice, and the Company has two reportable segments: ClearanceJobs and Dice.

ClearanceJobs is an online career community dedicated to connecting security-cleared professionals with employers in a secure and private environment to fill the jobs that safeguard our nation. Authorized U.S. government contractors, federal

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
agencies, national laboratories and universities utilize ClearanceJobs to find candidates with specific, active or current security clearance requirements in a range of disciplines. The platform provides opportunities for employers and candidates to engage in real-time through messaging and live video, and for employers to promote differentiators through a multitude of branding products and features.

Dice is a destination for technology and engineering talent in the United States to find relevant job opportunities. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals.

Corporate includes general overhead not directly consumed by the segments such as interest expense, public company costs, compensation of certain executives and other professional fees. Corporate assets include all cash and cash equivalents, income tax related assets, and certain prepaid public company costs.

The Company has included additional disclosures regarding significant expenses regularly provided to our CODM. The Company’s CODM is the Company’s Chief Executive Officer, Art Zeile. Given the restructuring from one to two segments, the measure of segment profit or loss has changed from consolidated net income to Adjusted EBITDA. The CODM uses Adjusted EBITDA to allocate resources to each segment, predominately through a budgeting and forecasting process. The CODM utilizes segment revenue, operating expenses and Adjusted EBITDA when making decisions about resource allocations. Resource allocation decisions include, among other things, investing in product development, sales and marketing, employee compensation, and stockholder programs.

All operations are in the United States and the Company does not have revenues and long-lived assets, which includes fixed assets and lease right of use assets, outside of the United States. The CODM is not provided assets in evaluating the results of the segments, and therefore, such information is not provided, except capital expenditures. The accounting policies of each segment are the same as those described in Note 1 of the notes to the consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides an analysis of results by reportable segment (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
By Reportable Segment:	CJ	Dice	Total	CJ	Dice	Total
Revenues	$13,377	$18,924	$32,301	$13,005	$23,020	$36,025
Less:
Adjusted cost of revenues	1,783	3,492		1,487	3,390
Adjusted product development	1,301	2,276		1,089	3,709
Adjusted sales	2,025	4,365		2,223	5,291
Adjusted marketing	1,622	3,029		1,687	3,497
Adjusted general and administrative	941	2,334		1,060	2,139
Adjusted EBITDA(1)	5,705	3,428	9,133	5,459	4,994	10,453

Reconciling Items:(2)
Less:
Depreciation (3)			3,984			4,456
Restructuring			2,270			—
Impairment of goodwill (4)			7,400			—
Severance, professional fees and related costs, and non-cash stock based compensation			2,208			2,144
Income from equity method investment			(64)			(134)
Impairment of investment			—			400
Interest expense and other			660			946
Unallocated amounts:
Other corporate expenses			2,152			1,884
Income (loss) before income taxes			$(9,477)			$757

Capital Expenditures(2)	$362	$1,674	$2,036	$682	$2,995	$3,677

(1) Excludes deduction for other corporate expenses.
(2) Other segment disclosures as required by ASC 280.
(3) Depreciation was $0.7 million and $3.3 million for ClearanceJobs and Dice, respectively, for the three months ended March 31, 2025. Depreciation was $0.7 million and $3.8 million for ClearanceJobs and Dice, respectively, for the three months ended March 31, 2024.

(4) Impairment of goodwill related entirely to the Dice reportable segment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Information contained herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future financial condition, liquidity and results of operations, including expectations (financial or otherwise), our strategy, plans, objectives, and intentions, and growth potential. These statements often include words such as “may,” “will,” “should,”

“believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to: our ability to execute our tech-focused strategy; write-offs of goodwill, tradename and intangible assets; backlog not accurately representing future revenue; competition from existing and future competitors; changes in the recruiting and career services business and technologies, and the development of new products and services; failure to develop and maintain our reputation and brand recognition; failure to increase or maintain the number of customers who purchase recruitment packages; failure to attract qualified professionals or grow the number of qualified professionals who use our websites; inability to successfully integrate future acquisitions or identify and consummate future acquisitions; misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property; failure of our businesses to attract, retain and engage users; unfavorable decisions in proceedings related to future tax assessments; taxation risks in various jurisdictions for past or future sales; significant downturn not immediately reflected in our operating results; our indebtedness and the potential inability to borrow funds under our Credit Agreement (as defined below); our ability to incur additional debt; covenants in our Credit Agreement; the development and use of artificial intelligence; failure to timely and efficiently scale and adapt our existing technology and network infrastructure; capacity constraints, systems failures or breaches of network security; the usefulness of our candidate profiles; decrease in user engagement; Internet search engine methodologies and their impact on our search result rankings; failure to halt the operations of websites that aggregate our data, as well as data from other companies; our reliance on third-party data hosting facilities; compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information; U.S. regulation of the internet; a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction; loss of key executives and technical personnel and our ability to attract and retain key executives, including our CEO; increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economies or the industries we serve, labor shortages, or job shortages; litigation related to infringement or other claims regarding our services or content; our ability to defend ownership of our intellectual property; global climate change; compliance with changing corporate governance requirements and costs incurred in connection with being a public company; compliance with the continued listing standards of the New York Stock Exchange; volatility in our stock price; differences between estimates of financial projections and future results; failure to maintain internal controls over financial reporting; results of operations fluctuating on a quarterly and annual basis; our Section 382 Rights Plan may have an anti-takeover effect; anti takeover provisions in our governing documents making changes to management difficult; and disruption resulting from unsolicited offers to purchase the company. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have been in the recruiting and career development business for over 30 years. Based on our prior operating structure, we had identified one reportable segment, Tech-focused, which included the ClearanceJobs and Dice businesses and corporate related costs. In connection with the organizational restructuring in the first quarter of 2025, the Company changed its reportable segments to ClearanceJobs and Dice, which reflects the current operating structure. The Company incurs certain costs that are not directly attributable to the segments and are included in Corporate. Accordingly, prior periods have been recast to reflect the current segment presentation. We have organized our reportable segments based upon our internal management reporting.

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

	As of March 31,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2025	2024
ClearanceJobs	1,891	2,032	(141)	(7)%
Dice	4,490	5,250	(760)	(14)%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended March 31,
	2025	2024	Increase (Decrease)	Percent Change
ClearanceJobs	$25,806	$23,050	$2,756	12%
Dice	$16,384	$15,997	$387	2%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

ClearanceJobs had 1,891 recruitment package customers as of March 31, 2025 compared to 2,032 as of March 31, 2024, a decrease of 7%, and average annual revenue per recruitment package customer increased $2,756, or 12%, from the prior year quarter. The increased revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government security clearance and consistent product releases and enhancements driving activity on the site, along with lower renewals for its smaller customers. The lower customer count was due to lower renewals for ClearanceJobs' smaller customers as uncertainty continued around the timing and amount of federal defense contracting. Dice had 4,490 recruitment package customers as of March 31, 2025, which was a decrease of 760, or 14%, and average annual revenue per recruitment package customer for Dice increased $387, or 2%, from the prior year quarter. The decrease in recruitment package customers was due to macroeconomic conditions causing customer counts to decline while the average annual revenue per recruitment package customer increased driven by strong retention rates as our larger recurring customers continue to renew with Dice.

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

		Comparison to Prior Year End			Comparison Year Over Year
	3/31/2025	12/31/2024	Increase (Decrease)	Percent Change	3/31/2024	Increase (Decrease)	Percent Change
Deferred Revenue	$50,666	$45,456	$5,210	11%	$55,716	$(5,050)	(9)%
Contractual commitments not invoiced	57,094	59,294	(2,200)	(4)%	55,020	2,074	4%
Backlog(1)	$107,760	$104,750	$3,010	3%	$110,736	$(2,976)	(3)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at March 31, 2025 increased $3.0 million from December 31, 2024 and decreased $3.0 million from March 31, 2024. The increase in backlog compared to December 31, 2024 is due to seasonally higher bookings in the first quarter of each year, partially offset by lower bookings in the current period. The decrease in backlog compared to March 31, 2024 is due to macroeconomic conditions causing lower demand for the Company's services.

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

Product Releases
2025	2024
Expanded Multi-Factor Authentication, ClearanceJobs Live Enhancements	ClearanceJobs Live, ClearanceJobs Pulse Newsfeed
Dice Technologist Dashboard, Easy Post for SmartRecruiters ATS	Dice Recruiter App, Easy Post Integration, Discover Companies, TopResume Integration, Dice Privacy & Trust Center

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

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenue

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)

ClearanceJobs	$13,377	$13,005	$372	3%
Dice(1)	18,924	23,020	(4,096)	(18)%
Total revenue	$32,301	$36,025	$(3,724)	(10)%

(1) We had previously disclosed that career events were recorded within Dice. Career events have been reclassified between ClearanceJobs and Dice based on the nature of the event for the periods ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, we experienced a decrease in revenue of $3.7 million, or 10%. Revenues for ClearanceJobs increased $0.4 million, or 3%, as compared to the same period in 2024, primarily driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. Revenue at Dice decreased $4.1 million, or 18%, compared to the same period in 2024 due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products.

Cost of Revenue

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Cost of revenue
ClearanceJobs	$1,783	$1,487	$296	20%
Dice	3,517	3,390	127	4%
Other corporate expenses	66	—	66	n.m.
Total cost of revenue	$5,366	$4,877	$489	10%
Percentage of revenue	16.6%	13.5%

Cost of revenue expense increased $0.5 million, or 10% from the prior year. The ClearanceJobs segment increased $0.3 million which was driven by $0.2 million in operational costs, including professional fees, and $0.1 million of higher compensation related costs. The Dice segment increased $0.1 million primarily due to an increase of $0.2 million in operational costs, including professional fees, and $0.2 million of lower capitalized labor which increases expense. The Dice segment increase was partially offset by a decrease of $0.3 million in compensation related costs, primarily due to lower headcount.

Product Development Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Product development
ClearanceJobs	$1,352	$1,089	$263	24%
Dice	2,276	3,709	(1,433)	(39)%
Other corporate expenses	214	—	214	n.m.
Total product development	$3,842	$4,798	$(956)	(20)%
Percentage of revenue	11.9%	13.3%
Product development expenses decreased $1.0 million, or 20% from the prior year. The ClearanceJobs segment increased $0.3 million which driven by $0.1 million of lower capitalized labor, which increases operating expenses, and $0.1 million increase in operational costs, including professional fees. The Dice segment decreased $1.4 million primarily due to $2.2 million of lower compensation related costs, primarily due to lower headcount. The Dice segment decrease was partially offset by $0.9 million of lower capitalized labor which increases expense. Other corporate expenses increased $0.2 million primarily due to higher compensation related costs.

Sales and Marketing Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$3,647	$3,910	$(263)	(7)%
Dice	7,394	8,788	(1,394)	(16)%
Other corporate expenses	82	—	82	n.m.
Total sales and marketing	$11,123	$12,698	$(1,575)	(12)%
Percentage of revenue	34.4%	35.2%

Sales and marketing expenses decreased $1.6 million, or 12% from the prior year. The ClearanceJobs segment decreased by $0.3 million primarily due to lower compensation related costs. The Dice segment decreased by $1.4 million, of which $0.8 million was due to lower compensation related costs, primarily related to lower headcount, operational costs decreased $0.3 million, including sales performance incentives and consulting, and discretionary marketing spend decreased $0.3 million. Other corporate expenses increased $0.1 million from the prior year, primarily due to higher compensation related costs.

General and Administrative Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$1,381	$1,458	$(77)	(5)%
Dice	2,988	2,877	111	4%
Other corporate expenses	2,828	2,892	(64)	n.m.
Total General and administrative	$7,197	$7,227	$(30)	—%
Percentage of revenue	22.3%	20.1%

General and administrative expenses were flat compared to the prior year. The ClearanceJobs segment decreased $0.1 million due to a decrease in compensation related costs, primarily stock-based compensation. The Dice segment increased of $0.1 million driven by a $0.3 million increase in operational costs, including professional fees and bad debt expense. The increase was partially offset by a $0.2 million decrease in compensation related costs, primarily stock-based compensation. Other corporate expenses decreased $0.1 million from the prior year and included a $0.7 million decrease in compensation related costs, primarily stock-based compensation, offset by a $0.6 million increase in operational costs, including professional fees.

Depreciation

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$695	$652	$43	7%
Dice	3,289	3,804	(515)	(14)%
Other corporate expenses	—	—	—	n.m.
Total Depreciation	$3,984	$4,456	$(472)	(11)%
Percentage of revenue	12.3%	12.4%
Depreciation expense decreased $0.5 million, or 11%, compared to the same period in 2024. The ClearanceJobs segment increased less than $0.1 million, and the Dice segment decreased $0.5 million. The decrease in the Dice segment was due to lower fixed asset purchases, which are primarily comprised of capitalized development costs, leading to lower depreciation.

Restructuring

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Restructuring
ClearanceJobs	$—	$—	$—	n.m.
Dice	—	—	—	n.m.
Other corporate expenses	2,270	—	2,270	n.m.
Total Restructuring	$2,270	$—	$2,270	n/a
Percentage of revenue	7.0%	—%
During the three months ended March 31, 2025, the Company recorded a restructuring charge of $2.3 million, which included a reduction of the Company’s then-current workforce by approximately 8%.

Impairment of Goodwill

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of goodwill
ClearanceJobs	$—	$—	$—	n.m.
Dice	7,400	—	7,400	n.m.
Other corporate expenses	—	—	—	n.m.
Total Impairment of goodwill	$7,400	$—	$7,400	n/a
Percentage of revenue	22.9%	—%

During the three months ended March 31, 2025, the Company recorded a $7.4 million loss related to the impairment of goodwill in the Dice segment. See note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Operating Income

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Revenue	$32,301	$36,025	$(3,724)	(10)%
Operating income (loss)	(8,881)	1,969	(10,850)	(551)%
Operating margin	(27.5)%	5.5%

Operating loss for the three months ended March 31, 2025 was $8.9 million, a negative margin of 27.5%, compared to operating income of $2.0 million, a positive margin of 5.5%, for the same period in 2024, a decrease of $10.9 million. The decrease in operating income and percentage margin was driven by lower revenues, the restructuring charge, and goodwill impairment, partially offset by lower product development and sales and marketing expenses.

Income from Equity Method Investment

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Income from equity method investment	$64	$134	$(70)	(52)%
Percentage of revenue	0.2%	0.4%

During each of the three months ended March 31, 2025 and 2024, the Company recorded $0.1 million of income related to its proportionate share of eFinancialCareer's net income. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Impairment of Investment

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of Investment	$—	$400	$(400)	n.m.
Percentage of revenue	—%	(1.1)%

During the three months ended March 31, 2024, the Company recorded a $0.4 million loss related to the impairment of an investment. See note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Interest expense and other	$660	$946	$(286)	(30)%
Percentage of revenue	2.0%	2.6%
Interest expense and other decreased $0.3 million, or 30%, from the prior year, due to lower debt outstanding and lower interest rates on our revolving credit facility during the current period.

Income Taxes

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Income (loss) before income taxes	$(9,477)	$757
Income tax expense (benefit)	(126)	2,269
Effective tax rate	1.3%	299.7%

The effective tax rate for the three months ended March 31, 2025, differed from the statutory rate due to tax expense of $0.5 million from the tax impacts of share-based compensation awards and $1.8 million from nondeductible impairment charges. The tax rate for the three months ended March 31, 2024, differed from the statutory rate due to tax expense of $1.8 million from the tax impacts of share-based compensation awards and $0.2 million from state taxes related to research and development expenditures.

Loss per Share

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Net loss	$(9,351)	$(1,512)

Weighted-average shares outstanding - basic	45,505	44,210
Weighted-average shares outstanding - diluted	45,505	44,210

Basic loss per share	$(0.21)	$(0.03)
Diluted loss per share	$(0.21)	$(0.03)
Diluted loss per share was $0.21 and $0.03 for the three months ended March 31, 2025 and 2024, respectively. The decrease was driven by lower operating income, as described above, and the impairment of goodwill.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management to measure operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin as performance measures for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses these measures to calculate amounts of performance-based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, and items such as non-cash stock-based compensation, certain write-offs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, losses from equity method investments, transaction costs in connection with the Credit Agreement, deferred revenue written off in connection with acquisition purchase accounting adjustments, write-off of non-cash stock-based compensation expense, impairment of investment and goodwill, severance and retention costs related to dispositions and reorganizations of the Company, restructuring charges and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, including income from equity method investments, interest income, business interruption insurance proceeds, and gains related to legal claims that are unusual in nature or infrequent.
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
A reconciliation of Adjusted EBITDA for the nine months ended March 31, 2025 and 2024 follows (in thousands):

	Three Months Ended March 31,
	Dollars
	2025	2024
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(9,351)	$(1,512)
Interest expense	660	946
Income tax expense (benefit)	(126)	2,269
Depreciation	3,984	4,456
Non-cash stock-based compensation	1,063	2,144
Income from equity method investment	(64)	(134)
Impairment of investment	—	400
Impairment of goodwill	7,400	—
Severance, professional fees and related costs	1,145	—
Restructuring	2,270	—
Adjusted EBITDA	$6,981	$8,569

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash provided by operating activities	$2,248	$2,087
Interest expense	660	946
Amortization of deferred financing costs	(36)	(36)
Income tax expense (benefit)	(126)	2,269
Deferred income taxes	214	(980)
Change in accrual for unrecognized tax benefits	(32)	(81)
Change in accounts receivable	1,299	9,535
Change in deferred revenue	(5,210)	(5,744)
Severance, professional fees and related costs	1,145	—
Restructuring	2,270	—
Changes in working capital and other	4,549	573
Adjusted EBITDA	$6,981	$8,569

A reconciliation of Adjusted EBITDA Margin for the three months ended March 31, 2025 and 2024 follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$32,301	$36,025

Net loss	$(9,351)	$(1,512)
Net loss margin(1)	(29)%	(4)%

Adjusted EBITDA	$6,981	$8,569
Adjusted EBITDA Margin(1)	22%	24%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenue.

Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the three months ended March 31, 2025 and 2024 follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash from operating activities	$2,248	$2,087
Cash used in investing activities	$(2,160)	$(4,442)
Cash from (used in) financing activities	$(1,135)	$1,389

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2025, we had cash of $2.7 million compared to $3.7 million at December 31, 2024.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $51.0 million in borrowing capacity under our $100.0 million Credit Agreement, as defined below, at March 31, 2025. Borrowings are subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Net cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, gain or impairments on investments, impairments of goodwill, and the effect of changes in working capital. Net cash flows from operating activities were $2.2 million and $2.1 million for the three-month periods ended March 31, 2025 and 2024, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2025 period increased $0.1 million compared to the same period of 2024 due to the timing of payments to vendors.

Investing Activities

Cash used in investing activities during the three-month period ended March 31, 2025 was $2.2 million compared to $4.4 million used in the same period of 2024. Cash used in investing activities in the three-month period ended March 31, 2025 is comprised of $2.2 million of capitalized development costs. Cash used in investing activities in the three-month period ended March 31, 2024 is primarily comprised of $3.4 million of capitalized development costs and $0.9 million of costs associated with the Company's office space.

Financing Activities

Cash used in financing activities during the three-month period ended March 31, 2025 was $1.1 million and was driven by $2.1 million related to share repurchases, partially offset by $1.0 million of net proceeds on long-term debt. Cash used in financing activities during the three-month period ended March 31, 2024 was $1.4 million and was driven by $3.0 million of net proceeds on long-term debt, partially offset by $1.6 million related to share repurchases.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Financing and Capital Requirements

Credit Agreement

In June 2022, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc.,entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in June 2027. Under the Credit Agreement, we have a $100 million revolving credit facility, with an expansion option of $50 million, bringing the total facility to $150 million, with $33.0 million of borrowings on the facility at March 31, 2025. The Company has $51.0 million available for future borrowings, subject to the terms of the Credit Agreement, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 6.43% (the rate in effect on March 31, 2025) on our current borrowings, interest payments are expected to be $1.6 million from April 1, 2025 to December 31, 2025, $2.1 million in 2026, and $1.1 million in 2027. The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of March 31, 2025, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the notes to the condensed consolidated financial statements included elsewhere in this report and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of March 31, 2025, the value of our lease right-of-use asset was $6.2 million and the value of our lease liability was $10.2 million. See Note 6 to the condensed consolidated financial statements included elsewhere in this report for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of March 31, 2025, we recorded approximately $1.1 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2025, are $1.1 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Board approved a stock repurchase program that permits the Company to repurchase its common stock. During the three months ended March 31, 2025, the company repurchased 0.3 million shares for $1.5 million. As of March 31, 2025, the value of shares available to be purchased under the current plan was $4.3 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See Note 13 to the condensed consolidated financial statements included elsewhere in this report for further information.

We anticipate capital expenditures for the fiscal year ending December 31, 2025 to be approximately $9 million to $10 million. We intend to use operating cash flows to fund capital expenditures.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the SOFR or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, as determined by our most recent consolidated leverage ratio. As of March 31, 2025, we had outstanding borrowings of $33.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.3 million, based on the balances outstanding for these borrowings as of March 31, 2025.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 11 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of May 12, 2025, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Plans - Our Board approved a stock repurchase program that permits the Company to repurchase our common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time. The number, price, structure, and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under the agreements governing our indebtedness, and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our common stock. The Board may suspend, modify, or terminate the repurchase program at any time without prior notice.

The following table summarizes the stock repurchase plans approved by the board of directors over the past two years:

	February 2025 to February 2026(1)	February 2023 to February 2024(2)
Approval Date	February 2025	February 2023
Authorized Repurchase Amount of Common Stock	$5 million	$10 million

(1) During January 2025, the Company announced that its Board approved a new stock repurchase program that permits the purchase of up to $5.0 million of the Company's common stock through February 2026.

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

Stock repurchases during the three months ended March 31, 2025 were as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2025	482,526	$2.53	—	$—
February 1 through February 28, 2025	242,655	$2.56	150,935	$4,624,010
March 1 through March 31, 2025	160,831	$1.84	160,831	$4,327,495
Total	886,012		311,766	$—
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

Item 5.    Other Information

During the three month period ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulations S-K.

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

3.4
Certificate of Designation of Rights, Preferences and Privileges of Series 1 Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on January 8, 2025).

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

Date:	May 12, 2025	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President, Chief Executive Officer
(Principal Executive Officer)

		By:	/S/ Greg Schippers
Greg Schippers, Chief Financial Officer
(Principal Financial Officer)