Form 10-Q
period 2025-06-30
DHI GROUP, INC.
filed 2025-08-06
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
(515) 978-3737
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
As of July 31, 2025, there were 48,010,352 shares of the registrant’s common stock, par value $.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2025 and 2024
	Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2025 and 2024
	Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended June 30, 2025 and 2024
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2025 and 2024
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 5.	Other Information	44

Item 6.	Exhibits	45

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$2,782	$3,702
Accounts receivable, net of allowance for credit losses of $1,081 and $1,691	17,733	22,120
Income taxes receivable	1,963	238
Prepaid and other current assets	3,277	3,593
Total current assets	25,755	29,653
Fixed assets, net	16,739	20,390
Capitalized contract costs	7,490	7,465
Operating lease right-of-use assets	6,029	6,518
Investments	1,838	1,827
Acquired intangible assets	23,800	23,800
Goodwill	120,300	128,100
Other assets	2,993	3,618
Total assets	$204,944	$221,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,649	$16,154
Deferred revenue	46,482	44,934
Operating lease liabilities	1,703	1,625
Total current liabilities	61,834	62,713
Deferred revenue	376	522
Operating lease liabilities	8,199	8,995
Long-term debt	30,000	32,000
Deferred income taxes	971	1,369
Accrual for unrecognized tax benefits	728	1,060
Other long-term liabilities	340	387
Total liabilities	102,448	107,046
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Series 1 Participating Preferred Stock, 0.01 par value, authorized 240,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 82,782 and 80,881 shares, respectively; outstanding: 48,355 and 48,217 shares, respectively	830	811
Additional paid-in capital	272,811	270,122
Accumulated other comprehensive income (loss)	(14)	1
Accumulated earnings	21,889	32,481
Treasury stock, 34,427 and 32,664 shares, respectively	(193,020)	(189,090)
Total stockholders’ equity	102,496	114,325
Total liabilities and stockholders’ equity	$204,944	$221,371
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$32,027	$35,833	$64,328	$71,858

Operating expenses:
Cost of revenue	5,114	5,200	10,480	10,077
Product development	3,138	4,729	6,980	9,527
Sales and marketing	10,546	12,019	21,669	24,717
General and administrative	6,517	7,296	13,714	14,523
Depreciation	3,761	4,586	7,745	9,042
Restructuring	4,216	—	6,486	—
Impairment of goodwill	—	—	7,800	—
Total operating expenses	33,292	33,830	74,874	67,886
Operating income (loss)	(1,265)	2,003	(10,546)	3,972
Income (loss) from equity method investment	(37)	168	27	302
Impairment of investment	—	—	—	(400)
Interest expense and other	(619)	(845)	(1,279)	(1,791)
Income (loss) before income taxes	(1,921)	1,326	(11,798)	2,083
Income tax expense (benefit)	(1,080)	383	(1,206)	2,652
Net income (loss)	$(841)	$943	$(10,592)	$(569)

Basic earnings (loss) per share	$(0.02)	$0.02	$(0.23)	$(0.01)
Diluted earnings (loss) per share	$(0.02)	$0.02	$(0.23)	$(0.01)

Weighted-average basic shares outstanding	45,354	44,569	45,429	44,386
Weighted-average diluted shares outstanding	45,354	45,037	45,429	44,386
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(841)	$943	$(10,592)	$(569)

Other comprehensive income (loss):
Foreign currency translation adjustment	18	31	(15)	53
Comprehensive income (loss)	$(823)	$974	$(10,607)	$(516)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Series 1 Participating Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	80,881	$811	$270,122	32,664	$(189,090)	$32,481	$1	$114,325
Net loss										(9,751)		(9,751)
Other comprehensive loss - translation adjustments											(33)	(33)
Stock-based compensation							1,092					1,092
Restricted stock issued					844	8	(8)					—
Performance-Based Restricted Stock Units eligible to vest					583	6	(6)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(393)	(4)	4	331	(849)			(849)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(83)	(1)	1	243	(620)			(620)
Purchase of treasury stock under stock repurchase plan								312	(666)			(666)
Balance at March 31, 2025	—	$—	—	$—	81,832	$820	271,205	33,550	$(191,225)	$22,730	$(32)	$103,498
Net loss										(841)		(841)
Other comprehensive loss - translation adjustments											18	18
Stock-based compensation							1,535					1,535
Restricted stock issued					933	9	(9)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(33)	—	—	9	(19)			(19)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(4)	—	—	3	(7)			(7)
Purchase of treasury stock under stock repurchase plan								865	(1,769)			(1,769)
Issuance of common stock upon ESPP purchase					54	1	80					81
Balance at June 30, 2025	—	$—	—	$—	82,782	$830	272,811	34,427	$(193,020)	$21,889	$(14)	$102,496

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2023	—	$—	78,764	$789	$261,824	31,889	$(187,216)	$32,228	$(83)	$107,542
Net loss								(1,512)		(1,512)
Other comprehensive income - translation adjustments									22	22
Stock-based compensation					2,144					2,144
Restricted stock issued			1,344	13	(13)					—
Performance-Based Restricted Stock Units eligible to vest			457	5	(5)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(1)	—	—	304	(750)			(750)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	342	(861)			(861)
Balance at March 31, 2024	—	$—	80,564	$807	$263,950	32,535	$(188,827)	$30,716	$(61)	$106,585
Net Income								943		943
Other comprehensive income - translation adjustments									31	31
Stock-based compensation					2,160					2,160
Restricted stock issued			318	3	(3)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(54)	(1)	1	15	(34)			(34)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(8)	—	—	4	(8)			(8)
Issuance of common stock upon ESPP purchase			82	1	145					146
Balance at June 30, 2024	—	$—	80,902	$810	$266,253	32,554	$(188,869)	$31,659	$(30)	109,823
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from (used in) operating activities:
Net loss	$(10,592)	$(569)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation	7,745	9,042
Deferred income taxes	(398)	50
Amortization of deferred financing costs	72	72
Stock-based compensation	2,627	4,304
Income from equity method investment	(27)	(302)
Impairment of investment	—	400
Impairment of goodwill	7,800	—
Change in accrual for unrecognized tax benefits	(332)	113
Changes in operating assets and liabilities:
Accounts receivable	4,387	(45)
Prepaid expenses and other assets	868	581
Capitalized contract costs	(25)	(714)
Accounts payable and accrued expenses	(2,413)	(4,248)
Income taxes receivable/payable	(1,726)	(139)
Deferred revenue	1,402	2,297
Other, net	(274)	308
Net cash flows from operating activities	9,114	11,150
Cash flows used in investing activities:
Purchases of fixed assets	(4,185)	(7,913)
Net cash flows used in investing activities	(4,185)	(7,913)
Cash flows from (used in) financing activities:
Payments on long-term debt	(8,000)	(16,000)
Proceeds from long-term debt	6,000	13,000
Payments under stock repurchase plan	(2,435)	—
Purchase of treasury stock related to vested restricted and performance stock units	(1,495)	(1,633)
Proceeds from issuance of common stock through ESPP	81	145
Net cash flows used in financing activities	(5,849)	(4,488)
Net change in cash for the period	(920)	(1,251)
Cash, beginning of period	3,702	4,206
Cash, end of period	$2,782	$2,955

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we," "our" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”). Operating results for the three and six-month periods ended June 30, 2025 are not necessarily indicative of the results to be achieved for the full year or any other future period.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three and six-month periods ended June 30, 2025.

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

Disaggregation of Revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ClearanceJobs	$13,626	$13,528	$27,003	$26,533
Dice	18,401	22,305	37,325	45,325
Total(1)	$32,027	$35,833	$64,328	$71,858

(1) Prior to the fourth quarter of 2024, we had disclosed that career events were recorded within Dice. Career events have been reclassified between ClearanceJobs and Dice based on the nature of the event for the periods ended June 30, 2025 and 2024.

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under ASC Topic 606 - Revenue from Contracts with Customers (in thousands):

	As of June 30, 2025	As of December 31, 2024

Receivables	$17,733	$22,120
Short-term contract liabilities (deferred revenue)	46,482	44,934
Long-term contract liabilities (deferred revenue)	376	522

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized the following revenue as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$12,079	$26,105	$34,243	$36,742

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2025	2026	2027	2028	Total
Deferred revenue	$38,159	$8,585	$104	$10	$46,858

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

5.    RESTRUCTURING

In July 2024, the Company announced an organizational restructuring intended to streamline its operations, drive business objectives, and reduce operating costs. This included a reduction of the Company’s then-current workforce by approximately 7%. As a result of the restructuring, the Company recognized a charge of $1.1 million during the year ended December 31, 2024. All severance costs related to the July 2024 restructuring were paid during the year ended December 31, 2024.

In January 2025, the Company announced an additional organizational restructuring intended to separate its two brands, ClearanceJobs and Dice, into distinct divisions, provide dedicated leadership for each brand to foster a unified vision and strategy tailored to each brands' market dynamics, and to reduce operating costs. This restructuring included a reduction of the Company’s then-current workforce by approximately 8%. As a result of the restructuring, the Company recognized a charge of $2.3 million during the first quarter of 2025 related to employee severance costs, of which substantially all was paid during the six months ended June 30, 2025.

In June 2025, the Company announced an additional organizational restructuring intended to reduce the operating costs of its Dice brand. This includes a reduction of the Company’s current workforce by approximately 25% primarily by reducing headcount within the Company's Dice brand and associated back-office support. As a result of the restructuring, the Company recognized a charge of $4.2 million during the second quarter of 2025 related to severance costs, of which $0.2 million was paid during the period.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of lease cost were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost(1)	$418	$442	$843	$836
Sublease income	$—	$(30)	$—	$(30)
Total lease cost	$418	$412	$843	$806
(1) Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,109	$739

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$119	$2,930

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	June 30, 2025	December 31, 2024
Operating lease right-of-use-assets (as reported)	$6,029	$6,518

Operating lease liabilities - current (as reported)	1,703	1,625
Operating lease liabilities - non-current (as reported)	8,199	8,995
Total operating lease liabilities	$9,902	$10,620

Weighted Average Remaining Lease Term (in years)
Operating leases	7.1 years	7.4 years

Weighted Average Discount Rate
Operating leases	5.6%	5.5%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. If impairment indicators exist, we compare the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. No impairment was recorded during the three and six month periods ended June 30, 2025 and 2024.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2025, future operating lease payments were as follows (in thousands):

Operating Leases
July 1, 2025 through December 31, 2025	$1,105
2026	2,239
2027	1,359
2028	1,304
2029	1,333
2030 and thereafter	4,858
Total lease payments	$12,198
Less: imputed interest	(2,296)
Total	$9,902

As of June 30, 2025 the Company has no operating or finance leases that have not yet commenced.

7. INVESTMENTS

eFinancialCareers

During the third quarter of 2023, the Company sold a portion of its ownership in eFinancialCareers ("eFC") reducing its total interest in eFC from 40% to 10%. As a result of the sale, the Company received cash of $4.9 million and recognized a $0.6 million gain, which included a $0.2 million charge related to accumulated foreign currency loss that was previously a reduction to equity. The Company's investment in eFC was recorded at $1.8 million as of each of June 30, 2025 and December 31, 2024.

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC was reduced during the third quarter of 2023, as described above, as the Company reduced its ownership in eFC. The remaining basis difference at the time of sale was $0.3 million and is being amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Amortization expense during the three-month periods ended March 31, 2025 and 2024 was not significant. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. The Company recorded income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference, of approximately zero for each of the three and six month periods ended June 30, 2025 and recorded $0.2 million and $0.3 million for the three and six month periods ended June 30, 2024, respectively.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During the first quarter of 2024, the investment's financial position further deteriorated. To meet its financial obligations, the investment issued additional convertible debt at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to zero and accordingly, recognized an impairment loss of $0.4 million during the first quarter of 2024. The Company's ownership of the investment, on a fully diluted basis, as of June 30, 2025 is less than 0.10%.

At June 30, 2025, the Company held preferred stock representing a 6.6% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of June 30, 2025 and December 31, 2024. The Company recorded no gain or loss related to the investment during the three and six-month periods ended June 30, 2025 and 2024.

8.   ACQUIRED INTANGIBLE ASSETS, NET

As of June 30, 2025 and December 31, 2024 the Company had an indefinite-lived acquired intangible asset of $23.8 million related to the Dice trademarks and brand name. Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded.

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

The projections utilized in the October 1, 2024 analysis included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to demand for technology professionals, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period.

There were no indicators of impairment for the Dice trademarks and brand name for the three month period ended June 30, 2025. Therefore, no quantitative impairment test was performed as of June 30, 2025. No impairment was recorded during the three and six month periods ended June 30, 2025 and 2024.

9.   GOODWILL

Goodwill as of June 30, 2025 and December 31, 2024, was $120.3 million and $128.1 million, respectively. During the first quarter of 2025, in connection with the organizational restructuring, which is further described in Note 5, the Company performed an interim impairment test of the Tech-focused reporting unit immediately prior to the restructuring, then allocated its goodwill into the two new reporting units, ClearanceJobs and Dice, based the relative fair value of each reporting unit, and finally tested each reporting unit's goodwill for impairment.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The impairment test performed immediately after the allocation for the ClearanceJobs reporting unit indicated that the fair value was substantially in excess of the carrying value as of the date of the organizational restructuring. The impairment test performed immediately after the allocation for the Dice reporting unit resulted in the Company recording an impairment charge of $7.4 million during the three month period ended March 31, 2025. Subsequent to the issuance of the condensed consolidated financial statements for the period ended March 31, 2025, the Company identified an error in the goodwill impairment charge recorded in the Dice reporting unit during the quarter ended March 31, 2025. The total impairment charge for the period ending March 31, 2025 was understated by $0.4 million. Management has evaluated quantitative and qualitative factors for this misstatement and has concluded it was not material to the prior period. The Company will also correct previously reported financial information for such immaterial errors in future filings.

The Dice projections utilized in the organizational restructuring impairment test included increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, demand for technology professionals, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Dice reporting unit are not achieved, the Company could realize an impairment in a future period. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Dice reporting unit to become impaired. In addition, a future decline in the overall market conditions, demand for technology professionals, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

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

There were no indicators of impairment for the ClearanceJobs and Dice reporting units for the three month period ended June 30, 2025. Therefore, no quantitative impairment test was performed as of June 30, 2025. No impairment was recorded during the three month period ended June 30, 2025 and the three and six month periods ended June 30, 2024.

The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Tech-focused	ClearanceJobs	Dice	Total
Goodwill at December 31, 2024	$128,100	$—	$—	$128,100
Segment Change	(128,100)	97,431	30,669	—
Goodwill at January 13, 2025(1)	$—	$97,431	$30,669	$128,100
Impairment	—	—	(7,800)	(7,800)
Goodwill at June 30, 2025	$—	$97,431	$22,869	$120,300
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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
revolving loan facility of $100 million, with an expansion option of $50 million, bringing the total facility to $150 million, as permitted under the terms of the Credit Agreement.

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. All borrowings as of June 30, 2025 and December 31, 2024 were in U.S. dollars. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2025, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

The amounts borrowed as of June 30, 2025 and December 31, 2024 are as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Long-term debt under revolving credit facility(1)	$30,000	$32,000

Available to be borrowed under revolving facility(2)	$41,000	$56,000

Interest rate and margin:
Interest margin(3)	2.10%	2.10%
Actual interest rates(4)	6.43%	6.46%

Commitment fee	0.35%	0.35%

(1) In connection with the Credit Agreement, as of June 30, 2025 and December 31, 2024, the Company had deferred financing costs of $0.7 million and accumulated amortization of $0.4 million recorded in other assets on the condensed consolidated balance sheets.

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

As of June 30, 2025 the value of shares that may yet be purchased under the current plan was $2.5 million.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares repurchased	865,585	—	1,177,351	—
Average purchase price per share(1)	$2.06	$—	$2.09	$—
Dollar value of shares repurchased (in thousands)(1)	$1,786	$—	$2,459	$—
(1) Dollar value of shares repurchased and average price paid per share include costs associated with the repurchases and totaled $17,000 and $24,000 for the three and six-month periods ended June 30, 2025, respectively. There were no share repurchases during the three and six-month periods ended June 30, 2024.

There were no unsettled share repurchases as of June 30, 2025 and June 30, 2024.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
price on the vesting date, of the common stock withheld to the appropriate tax authority on behalf of the employee and the related shares become treasury stock.

Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares repurchased upon restricted stock/PSU vesting	11,529	18,780	585,775	665,068
Average purchase price per share	$2.26	$2.24	$2.55	$2.49
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$26	$42	$1,495	$1,653

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

In connection with the adoption of the Section 382 Rights Plan, the Board declared a non-taxable dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock to the Company's stockholders of record as of the close of business on February 7, 2025. Each Right entitles its holder to purchase from the Company one one-thousandth of a share of the Company's Series 1 Participating Preferred Stock, par value $0.01 per share (the "Series 1 Participating Preferred Stock") at an exercise price of $17.00 per Right, subject to adjustment. As a result of the Section 382 Rights Plan, any person or group that acquires beneficial ownership of 4.99% or more of the Company's common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who owned 4.99% or more of the outstanding shares of the Company's common stock as of February 7, 2025 will not trigger the Rights unless they acquire additional shares after that date.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
receive in a merger, consolidation or similar transaction of the Company the per share consideration payable to common stock in such transaction.

Dividends—No dividends were declared during the six-month periods ended June 30, 2025 and 2024. Our Credit Agreement limits our ability to declare and pay dividends. See Note 11 for additional disclosures.

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

The Company recorded total stock-based compensation expense of $1.5 million and $2.6 million during the three and six month periods ended June 30, 2025, respectively, and $2.2 million and $4.3 million during the three and six month periods ended June 30, 2024, respectively. At June 30, 2025, there was $7.7 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.0 years.

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

A summary of the status of restricted stock awards as of June 30, 2025 and 2024 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,329,295	$2.92	2,960,787	$3.65
Granted	933,287	$1.64	318,239	$2.49
Forfeited	(32,835)	$3.05	(54,002)	$3.71
Vested	(327,240)	$2.54	(242,587)	$3.68
Non-vested at end of period	2,902,507	$2.55	2,982,437	$3.52
Expected to vest	2,902,507	$2.55	2,982,437	$3.52

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,672,564	$3.39	2,333,436	$4.55
Granted	1,777,287	$2.14	1,661,739	$2.53
Forfeited	(426,264)	$3.21	(55,002)	$3.73
Vested	(1,121,080)	$3.65	(957,736)	$4.31
Non-vested at end of period	2,902,507	$2.55	2,982,437	$3.52
Expected to vest	2,902,507	$2.55	2,982,437	$3.52

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

There was no cash flow impact resulting from the grants.

A summary of the status of PSUs as of June 30, 2025 and 2024 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,051,309	$2.90	1,579,491	$3.50
Forfeited	(12,964)	$2.64	(22,923)	$3.52
Vested	(5,627)	$3.46	(12,222)	$3.56
Non-vested at end of period	1,032,718	$2.90	1,544,346	$3.50
Expected to vest	1,032,718	$2.90	1,544,346	$3.50

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Shares(1)	Weighted- Average Fair Value at Grant Date	Shares(2)	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,420,665	$3.55	1,616,962	$4.52
Granted	623,000	$2.69	960,000	$2.54
Forfeited	(456,264)	$2.85	(253,214)	$4.95
Vested	(554,683)	$4.36	(779,402)	$3.99
Non-vested at end of period	1,032,718	$2.90	1,544,346	$3.50
Expected to vest	1,032,718	$2.90	1,544,346	$3.50

(1) PSUs forfeited during the first quarter of 2025 includes 152,284 PSUs forfeited related to the bookings achievement for the performance period ended December 31, 2024.
(2) PSUs forfeited during the first quarter of 2024 relate to the bookings achievement for the performance period ended December 31, 2023.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. As of June 30, 2025, 108,021 shares were eligible for purchase under the ESPP. During each of the three and six months periods ended June 30, 2025, 54,229 shares were issued under the plan. During each of the three and six month periods ended June 30, 2024, 81,874 shares were issued under the plan.

14. INCOME TAXES

The Company’s effective tax rate was 56% and 10% for the three and six months ended June 30, 2025, respectively, and 29% and 127% for the three and six months ended June 30, 2024, respectively. The following items caused the effective rate to differ from the statutory rate:

•Tax expense of $0.1 million and $0.6 million during the three and six months ended June 30, 2025, respectively, and $0.1 million and $1.9 million during the three and six months ended June 30, 2024, respectively, from the tax impacts of share-based compensation awards.
•A tax benefit of $0.4 million during the three and six months ended June 30, 2025, respectively, from the completion of a federal tax examination related to research credits.
•Tax expense of $1.9 million during the six months ended June 30, 2025, from nondeductible impairment charges.
•Tax expense of $0.2 million during the six months ended June 30, 2024, from state taxes related to research and development expenditures.

On July 4, 2025, the legislation commonly known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Based on the enactment date, the tax impacts of OBBBA are not included in the Company’s financial statements for the six months ended June 30, 2025. The Company is currently evaluating the impacts of the OBBBA provisions on the Company’s financial position, results of operations and cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(841)	$943	$(10,592)	$(569)

Weighted-average shares outstanding—basic	45,354	44,569	45,429	44,386
Add shares issuable from stock-based awards(1)	—	468	—	—
Weighted-average shares outstanding—diluted	45,354	45,037	45,429	44,386

Basic earnings (loss) per share	$(0.02)	$0.02	$(0.23)	$(0.01)
Diluted earnings (loss) per share	$(0.02)	$0.02	$(0.23)	$(0.01)

Dilutive shares issuable from unvested equity awards(1)	—	468	—	—
Anti-dilutive shares issuable from unvested equity awards(2)	1,994	3,497	2,492	3,201

(1) During the three and six months ended June 30, 2025, 0.3 million and 0.4 million shares, respectively, were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. During the six months ended June 30, 2024, 0.5 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss.

(2) Represents outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted earnings per share.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16.    SEGMENT INFORMATION

In connection with the organizational restructuring in the first quarter of 2025, as described in note 5, the Company changed its reportable segments to reflect the current operating structure. Accordingly, prior periods have been recast to reflect the current segment presentation. Management has organized its reportable segments based upon our internal management reporting and information provided to the chief operating decision maker "CODM" after the restructuring was completed.

The Company previously reported one segment, Tech-focused. Information previously reported in the Tech-focused segment has been separated into ClearanceJobs ("CJ") and Dice, and the Company has two reportable segments: ClearanceJobs and Dice.

ClearanceJobs is an online career community dedicated to connecting security-cleared professionals with employers in a secure and private environment to fill the jobs that safeguard our nation. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize ClearanceJobs to find candidates with specific, active or current security clearance requirements in a range of disciplines. The platform provides opportunities for employers and candidates to engage in real-time through messaging and live video, and for employers to promote differentiators through a multitude of branding products and features.

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

The Company has included additional disclosures regarding significant expenses regularly provided to our CODM. The Company’s CODM is the Company’s Chief Executive Officer. Given the restructuring from one to two segments, the measure of segment profit or loss has changed from consolidated net income to Adjusted EBITDA. The CODM uses Adjusted EBITDA to allocate resources to each segment, predominately through a budgeting and forecasting process. The CODM utilizes segment revenue, operating expenses and Adjusted EBITDA when making decisions about resource allocations. Resource allocation decisions include, among other things, investing in product development, sales and marketing, employee compensation, and stockholder programs.

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

The following table provides an analysis of results by reportable segment (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
By Reportable Segment:	CJ	Dice	Total	CJ	Dice	Total
Revenues	$13,626	$18,401	$32,027	$13,528	$22,305	$35,833
Less:
Adjusted cost of revenues	1,661	3,453		1,549	3,585
Adjusted product development	1,216	1,921		1,173	3,555
Adjusted sales	2,112	4,101		2,045	4,864
Adjusted marketing	1,552	2,781		1,701	3,229
Adjusted general and administrative	1,013	1,976		1,103	2,243
Adjusted EBITDA(1)	6,072	4,169	10,241	5,957	4,829	10,786

Reconciling Items:(2)
Less:
Depreciation (3)			3,761			4,586
Restructuring			4,216			—
Severance, professional fees and related costs, and non-cash stock based compensation			1,782			2,383
Income (loss) from equity method investment			37			(168)
Interest expense and other			619			845
Unallocated amounts:
Other corporate expenses			1,747			1,814
Income (loss) before income taxes			$(1,921)			$1,326

Capital Expenditures(2)(4)	$306	$1,594	$1,900	$659	$2,565	$3,224

(1) Excludes deduction for other corporate expenses.
(2) Other segment disclosures as required by ASC 280.
(3) Depreciation was $0.9 million and $2.9 million for ClearanceJobs and Dice, respectively, for the three months ended June 30, 2025. Depreciation was $0.7 million and $3.9 million for ClearanceJobs and Dice, respectively, for the three months ended June 30, 2024.

(4) Consists of capitalized website development and software costs as provided to the CODM.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
By Reportable Segment:	CJ	Dice	Total	CJ	Dice	Total
Revenues	$27,003	$37,325	$64,328	$26,533	$45,325	$71,858
Less:
Adjusted cost of revenues	3,444	6,945		3,036	6,975
Adjusted product development	2,517	4,197		2,262	7,264
Adjusted sales	4,137	8,466		4,268	10,155
Adjusted marketing	3,174	5,810		3,388	6,726
Adjusted general and administrative	1,954	4,310		2,163	4,382
Adjusted EBITDA(1)	11,777	7,597	19,374	11,416	9,823	21,239

Reconciling Items:(2)
Less:
Depreciation (3)			7,745			9,042
Restructuring			6,486			—
Impairment of goodwill (4)			7,800			—
Severance, professional fees and related costs, and non-cash stock based compensation			3,990			4,527
Income from equity method investment			(27)			(302)
Impairment of investment			—			400
Interest expense and other			1,279			1,791
Unallocated amounts:
Other corporate expenses			3,899			3,698
Income (loss) before income taxes			$(11,798)			$2,083

Capital Expenditures(2)(5)	$647	$3,221	$3,868	$1,394	$5,250	$6,644

(1) Excludes deduction for other corporate expenses.
(2) Other segment disclosures as required by ASC 280.
(3) Depreciation was $1.6 million and $6.2 million for ClearanceJobs and Dice, respectively, for the six months ended June 30, 2025. Depreciation was $1.3 million and $7.7 million for ClearanceJobs and Dice, respectively, for the three months ended June 30, 2024.

(4) Impairment of goodwill related entirely to the Dice reportable segment.
(5) Consists of capitalized website development and software costs as provided to the CODM.

17. SUBSEQUENT EVENT

On July 31, 2025, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of Agile Onboarding, LLC. The purchase price is estimated at $2.0 million including an up-front payment of $1.5 million and another $0.5 million that may be earned within two years of the purchase date upon satisfaction of certain performance criteria.

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

	As of June 30,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2025	2024
ClearanceJobs	1,868	2,009	(141)	(7)%
Dice	4,365	5,031	(666)	(13)%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended June 30,				Six months ended June 30,
	2025	2024	Increase (Decrease)	Percent Change	2025	2024	Increase (Decrease)	Percent Change
ClearanceJobs	$26,026	$24,275	$1,751	7%	$25,916	$23,662	$2,254	10%
Dice	$15,434	$16,294	$(860)	(5)%	$15,909	$16,146	$(237)	(1)%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

ClearanceJobs had 1,868 recruitment package customers as of June 30, 2025 compared to 2,009 as of June 30, 2024, a decrease of 7%, and average annual revenue per recruitment package customer increased $1,751, or 7%, from the prior year quarter. The increased revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government security clearance and consistent product releases and enhancements driving activity on the site, along with lower renewals for its smaller customers. The lower customer count was due to lower renewals for ClearanceJobs' smaller customers as uncertainty continued around the timing and amount of federal defense contracting. Dice had 4,365 recruitment package customers as of June 30, 2025, which was a decrease of 666, or 13%, and average annual revenue per recruitment package customer for Dice decreased by $860, or 5%, from the prior year quarter. The decrease in recruitment package customers and revenue per recruitment package customer was due to macroeconomic conditions causing customer counts and renewal rates to decline.

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

		Comparison to Prior Year End			Comparison Year Over Year
	6/30/2025	12/31/2024	Increase (Decrease)	Percent Change	6/30/2024	Increase (Decrease)	Percent Change
Deferred Revenue	$46,858	$45,456	$1,402	3%	$52,268	$(5,410)	(10)%
Contractual commitments not invoiced	54,316	59,294	(4,978)	(8)%	51,431	2,885	6%
Backlog(1)	$101,174	$104,750	$(3,576)	(3)%	$103,699	$(2,525)	(2)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at June 30, 2025 decreased $3.6 million from December 31, 2024 and decreased $2.5 million from June 30, 2024. The decrease in backlog compared to both December 31, 2024 and June 30, 2024 was due to macroeconomic conditions causing lower demand for the Company's services.

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

Product Releases
2025	2024
ClearanceJobs Expanded Multi-Factor Authentication, ClearanceJobs Live Enhancements, Candidate Experience Personalization	ClearanceJobs Live, ClearanceJobs Pulse Newsfeed
Dice Technologist Dashboard, Easy Post for SmartRecruiters ATS, Candidate Home Feed Redesign	Dice Recruiter App, Easy Post Integration, Discover Companies, TopResume Integration, Dice Privacy & Trust Center

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

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenue

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)

ClearanceJobs	$13,626	$13,528	$98	1%
Dice	18,401	22,305	(3,904)	(18)%
Total revenue(1)	$32,027	$35,833	$(3,806)	(11)%

(1) We had previously disclosed that career events were recorded within Dice. Career events have been reclassified between ClearanceJobs and Dice based on the nature of the event for the periods ended June 30, 2025 and 2024.

For the three months ended June 30, 2025, we experienced a decrease in revenue of $3.8 million, or 11%, as compared to the three months ended June 30, 2024. Revenues for ClearanceJobs increased $0.1 million, or 1%, as compared to the same period in 2024. Continued demand for professionals with government clearance and consistent product releases and enhancements drove the small increase despite continued uncertainty around government contracting and defense spending. Revenue at Dice decreased $3.9 million, or 18%, compared to the same period in 2024 due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products.

Cost of Revenue

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Cost of revenue
ClearanceJobs	$1,661	$1,549	$112	7%
Dice	3,453	3,585	(132)	(4)%
Other corporate expenses	—	66	(66)	(100)%
Total cost of revenue	$5,114	$5,200	$(86)	(2)%
Percentage of revenue	16.0%	14.5%

Cost of revenue decreased $0.1 million, or 2% from the prior year. The ClearanceJobs segment increased $0.1 million with costs approximating the prior year period. The Dice segment decreased $0.1 million primarily due to a decrease of $0.4 million in compensation related costs, primarily due to lower headcount, partially offset by an increase of $0.2 million in operational costs, including professional fees, and $0.1 million of lower capitalized labor, which increases expense.

Product Development Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Product development
ClearanceJobs	$1,216	$1,174	$42	4%
Dice	1,921	3,555	(1,634)	(46)%
Other corporate expenses	1	—	1	n.m.
Total product development	$3,138	$4,729	$(1,591)	(34)%
Percentage of revenue	9.8%	13.2%
Product development expenses decreased $1.6 million, or 34% from the same period for the prior year. The ClearanceJobs segment was substantially flat with costs approximating the prior year period. The Dice segment decreased $1.6 million primarily due to $2.5 million of lower compensation related costs, primarily due to lower headcount, partially offset by $0.9 million of lower capitalized labor, which increases expense.

Sales and Marketing Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$3,664	$3,746	$(82)	(2)%
Dice	6,882	8,093	(1,211)	(15)%
Other corporate expenses	—	180	(180)	n.m.
Total sales and marketing	$10,546	$12,019	$(1,473)	(12)%
Percentage of revenue	32.9%	33.5%

Sales and marketing expenses decreased $1.5 million, or 12% from the same period for the prior year. The ClearanceJobs segment decreased by $0.1 million with costs approximating the prior year period. The Dice segment decreased by $1.2 million, of which $1.0 million was due to lower compensation related costs, primarily related to lower headcount, and $0.3 million was due to lower discretionary marketing costs. Other corporate expenses decreased $0.2 million from the prior year, primarily due to compensation related costs in the prior year period that did not recur this period.

General and Administrative Expenses

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$1,226	$1,494	$(268)	(18)%
Dice	2,373	2,967	(594)	(20)%
Other corporate expenses	2,918	2,835	83	3%
Total General and administrative	$6,517	$7,296	$(779)	(11)%
Percentage of revenue	20.3%	20.4%

General and administrative expenses decreased $0.8 million, or 11% from the same period for prior year. The ClearanceJobs segment decreased $0.3 million due to a decrease in compensation related costs, primarily stock-based compensation. The Dice segment decrease of $0.6 million driven by a $0.3 million decrease in operational costs, including professional fees and bad debt expense, and by a $0.2 million decrease in compensation related costs, primarily stock-based compensation. Other corporate expenses increased $0.1 million and included a a $0.5 million increase in operational costs, including professional fees, partially offset by a $0.4 million decrease in compensation related costs, primarily stock-based compensation.

Depreciation

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$881	$672	$209	31%
Dice	2,880	3,914	(1,034)	(26)%
Other corporate expenses	—	—	—	n.m.
Total Depreciation	$3,761	$4,586	$(825)	(18)%
Percentage of revenue	11.7%	12.8%
Depreciation expense decreased $0.8 million, or 18%, compared to the same period in 2024. The ClearanceJobs segment increased $0.2 million driven by depreciation related to capitalized development costs. The Dice segment decreased $1.0 million as fixed asset purchases, which are primarily comprised of capitalized development costs, have declined.

Restructuring

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Restructuring
ClearanceJobs	$372	$—	$372	n.m.
Dice	3,844	—	3,844	n.m.
Other corporate expenses	—	—	—	n.m.
Total Restructuring	$4,216	$—	$4,216	n/a
Percentage of revenue	13.2%	—%
During the three months ended June 30, 2025, the Company recorded a restructuring charge of $4.2 million intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins.

Operating Income (Loss)

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Revenue	$32,027	$35,833	$(3,806)	(11)%
Operating income (loss)	(1,265)	2,003	(3,268)	(163)%
Operating margin	(3.9)%	5.6%

Operating loss for the three months ended June 30, 2025 was $1.3 million, a negative margin of 3.9%, compared to operating income of $2.0 million, a positive margin of 5.6%, for the same period in 2024, a decrease of $3.3 million. The decrease in operating income and percentage margin was driven by lower revenues and the restructuring charge, partially offset by lower product development and sales and marketing expenses.

Income from Equity Method Investment

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Income from equity method investment	$(37)	$168	$(205)	(122)%
Percentage of revenue	(0.1)%	0.5%

The Company recorded approximately zero and $0.2 million, respectively, of income related to its proportionate share of eFinancialCareer's net income for the three months ended June 30, 2025 and 2024. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Interest expense and other	$619	$845	$(226)	(27)%
Percentage of revenue	1.9%	2.4%

Interest expense and other decreased $0.2 million, or 27%, from the prior year, due to lower debt outstanding and lower interest rates on our revolving credit facility during the current period.

Income Taxes

	Three Months Ended June 30,
	2025	2024
	(in thousands, except percentages)
Income (loss) before income taxes	$(1,921)	$1,326
Income tax expense (benefit)	(1,080)	383
Effective tax rate	56.2%	28.9%

The effective tax rate for the three months ended June 30, 2025, differed from the statutory rate due to tax expense of $0.1 million from the tax impacts of share-based compensation awards and a tax benefit of $0.4 million from the completion of a federal tax examination related to research credits. The tax rate for the three months ended June 30, 2024, differed from the statutory rate due to tax expense of $0.1 million from the tax impacts of share-based compensation awards.

Earnings (Loss) per Share

	Three Months Ended June 30,
	2025	2024
	(in thousands, except per share amounts)
Net income (loss)	$(841)	$943

Weighted-average shares outstanding - basic	45,354	44,569
Weighted-average shares outstanding - diluted	45,354	45,037

Basic earnings (loss) per share	$(0.02)	$0.02
Diluted earnings (loss) per share	$(0.02)	$0.02
Diluted earnings (loss) per share was $(0.02) and $0.02 for the three months ended June 30, 2025 and 2024, respectively. The decrease was driven by lower operating income, as described above, partially offset by an income tax benefit.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenue

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Tech-focused
ClearanceJobs	$27,003	$26,533	$470	2%
Dice	37,325	45,325	(8,000)	(18)%
Total revenue(1)	$64,328	$71,858	$(7,530)	(10)%

(1) We had previously disclosed that career events were recorded within Dice. Career events have been reclassified between ClearanceJobs and Dice based on the nature of the event for the periods ended June 30, 2025 and 2024.

We experienced a decrease in revenue of $7.5 million, or 10% during the six month period ended June 30, 2025 as compared to the six month period ended June 30, 2024. Revenue at ClearanceJobs increased by $0.5 million, or 2%, as compared to the same period in 2024. Continued demand for professionals with government clearance and consistent product releases and enhancements drove the increase despite continued uncertainty around government contracting and defense spending. Revenue at Dice decreased by $8.0 million, or 18%, compared to the prior year due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products.
Cost of Revenue

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Cost of revenue
ClearanceJobs	$3,444	$3,036	$408	13%
Dice	6,970	6,975	(5)	—%
Other corporate expenses	66	66	—	—%
Total cost of revenue	$10,480	$10,077	$403	4%
Percentage of revenue	16.3%	14.0%

Cost of revenue increased $0.4 million, or 4% from the prior year period. The ClearanceJobs segment increased $0.4 million due to a $0.2 million increase in compensation related costs and $0.1 million in marketing event costs. The Dice segment was approximately flat with the prior year period. Dice compensation related costs decreased $0.4 million due to lower headcount, which was offset by increases in other operational costs, primarily professional fees.
Product Development Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Product development
ClearanceJobs	$2,568	$2,263	$305	13%
Dice	4,197	7,264	(3,067)	(42)%
Other corporate expenses	215	—	215	n.m.
Total product development	$6,980	$9,527	$(2,547)	(27)%
Percentage of revenue	10.9%	13.3%

Product development decreased $2.5 million, or 27% from the prior year period. The ClearanceJobs segment increased $0.3 million driven by lower capitalized labor of $0.3 million, which increases operating expense, and a $0.2 million increase in operational costs, primarily from consulting fees, partially offset by a $0.2 million decrease in compensation related costs from lower headcount. The Dice segment decreased $3.1 million primarily due to lower compensation related costs due to lower headcount. Other corporate expenses increased $0.2 million due to compensation related costs that did not occur in the prior year period.

Sales and Marketing Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$7,311	$7,656	$(345)	(5)%
Dice	14,276	16,881	(2,605)	(15)%
Other corporate expenses	82	180	(98)	(54)%
Total sales and marketing	$21,669	$24,717	$(3,048)	(12)%
Percentage of revenue	33.7%	34.4%

Sales and marketing expenses decreased $3.0 million, or 12% from the prior year period. The ClearanceJobs segment decreased $0.3 million driven by lower compensation related costs due to lower headcount, partially offset by higher commissions. The Dice segment decreased $2.6 million driven by lower compensation related costs of $1.8 million, due to lower headcount, a $0.6 million decrease in discretionary marketing expenses, and a $0.2 million decrease in operational costs, including consulting and credit card fees.

General and Administrative Expenses

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$2,607	$2,952	$(345)	(12)%
Dice	5,361	5,844	(483)	(8)%
Other corporate expenses	5,746	5,727	19	—%
Total general and administrative	$13,714	$14,523	$(809)	(6)%
Percentage of revenue	21.3%	20.2%

General and administrative costs decreased $0.8 million, or 6%, from the prior year. The ClearanceJobs segment decreased $0.3 million driven by lower compensation related costs, primarily stock-based compensation and lower headcount. The Dice segment decreased $0.5 million due to a $0.3 million decrease in compensation related costs, primarily stock-based compensation, and a $0.2 million decrease in operational costs, primarily collection fees and software subscriptions.
Depreciation

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$1,576	$1,324	$252	19%
Dice	6,169	7,718	(1,549)	(20)%
Other corporate expenses	—	—	—	n.m.
Total depreciation	$7,745	$9,042	$(1,297)	(14)%
Percentage of revenue	12.0%	12.6%
Depreciation expense decreased $1.3 million, or 14%, compared to the same period in 2024. The ClearanceJobs segment increased $0.3 million driven by depreciation related to capitalized development costs. The Dice segment decreased by $1.5 million as fixed asset purchases, which are primarily comprised of capitalized development costs, have declined.

Restructuring

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Restructuring
ClearanceJobs	$372	$—	$372	n.m.
Dice	3,844	—	3,844	n.m.
Other corporate expenses	2,270	—	2,270	n.m.
Total restructuring	$6,486	$—	$6,486	n.m.
Percentage of revenue	10.1%	—%
During the six months ended June 30, 2025, the Company recorded restructuring charges of $6.5 million, intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins.

Impairment of Goodwill

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of goodwill
ClearanceJobs	$—	$—	$—	n.m.
Dice	7,800	—	7,800	n.m.
Other corporate expenses	—	—	—	n.m.
Total impairment of goodwill	$7,800	$—	$7,800	n.m.
Percentage of revenue	12.1%	—%
During the six months ended June 30, 2025, the Company recorded a $7.8 million loss related to the impairment of goodwill in the Dice segment. See note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Operating Income

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Revenue	$64,328	$71,858	$(7,530)	(10)%
Operating income	(10,546)	3,972	(14,518)	(366)%
Operating margin	(16.4)%	5.5%

Operating loss for the six months ended June 30, 2025 was $10.5 million, a negative margin of 16.4%, compared to operating income of $4.0 million, a positive margin of 5.5%, for the same period in 2024, a decrease of $14.5 million. The decrease in operating income and lower percentage margin was primarily driven by lower revenues, the restructuring charges, and goodwill impairment, partially offset by lower product development and sales and marketing expense.
Income from Equity Method Investment

	Six Months Ended June 30,		Decrease	Percent Change
	2025	2024
	(in thousands, except percentages)
Income from equity method investment	$27	$302	$(275)	(91)%
Percentage of revenue	0.0%	0.4%

During the six month periods ended June 30, 2025 and 2024, the Company recorded approximately zero and $0.3 million, respectively, of income related to its proportionate share of eFinancialCareer's net income. The Company records its proportionate share of eFC's net income three months in arrears. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Impairment of Investment

	Six Months Ended June 30,		Decrease	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of investment	$—	$400	$(400)	(100)%
Percentage of revenue	—%	0.6%

During the six month period ended June 30, 2024, the Company recognized loss of $0.4 million related to the impairment of an investment. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Six Months Ended June 30,		Decrease	Percent Change
	2025	2024
	(in thousands, except percentages)
Interest expense and other	$1,279	$1,791	$(512)	(29)%
Percentage of revenue	2.0%	2.5%

Interest expense and other decreased $0.5 million, or 29%, in the six month period ended June 30, 2025 compared to the same period in 2024, primarily due to lower debt outstanding and lower interest rates on our revolving credit facility during the current period.

Income Taxes

	Six Months Ended June 30,
	2025	2024
	(in thousands, except percentages)
Income before income taxes	$(11,798)	$2,083
Income tax expense (benefit)	(1,206)	2,652
Effective tax rate	10.2%	127.3%

Our effective tax rate for the six months ended June 30, 2025, differed from the statutory rate due to tax expense of $0.6 million from the tax impacts of share-based compensation awards, tax expense of $1.9 million from nondeductible impairment charges, and a tax benefit of $0.4 million from the completion of a federal tax examination related to research credits. The tax rate for the six months ended June 30, 2024, differed from the statutory rate due to tax expense of $1.9 million from the tax impacts of share-based compensation awards and $0.2 million from state taxes related to research and development expenditures.

Earnings (Loss) per Share

	Three Months Ended June 30,
	2025	2024
	(in thousands, except per share amounts)
Net income (loss)	$(10,592)	$(569)

Weighted-average shares outstanding - basic	45,429	44,386
Weighted-average shares outstanding - diluted	45,429	44,386

Basic earnings (loss) per share	$(0.23)	$(0.01)
Diluted earnings (loss) per share	$(0.23)	$(0.01)

Diluted earnings (loss) per share was $(0.23) and $0.01 for the six months ended June 30, 2025 and 2024, respectively. The decrease was driven by lower operating income, partially offset by an income tax benefit, as described above.

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
A reconciliation of Adjusted EBITDA for the six months ended June 30, 2025 and 2024 follows (in thousands):

	Six Months Ended June 30,
	Dollars
	2025	2024
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(10,592)	$(569)
Interest expense	1,279	1,791
Income tax expense (benefit)	(1,206)	2,652
Depreciation	7,745	9,042
Non-cash stock-based compensation	2,599	4,304
Income from equity method investment	(27)	(302)
Impairment of investment	—	400
Impairment of goodwill	7,800	—
Severance, professional fees and related costs	1,391	223
Restructuring	6,486	—
Adjusted EBITDA	$15,475	$17,541

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash provided by operating activities	$9,114	$11,150
Interest expense	1,279	1,791
Amortization of deferred financing costs	(72)	(72)
Income tax expense (benefit)	(1,206)	2,652
Deferred income taxes	398	(50)
Change in accrual for unrecognized tax benefits	332	(113)
Change in accounts receivable	(4,387)	45
Change in deferred revenue	(1,402)	(2,297)
Severance, professional fees and related costs	1,391	223
Restructuring	6,486	—
Changes in working capital and other	3,542	4,212
Adjusted EBITDA	$15,475	$17,541

A reconciliation of Adjusted EBITDA Margin for the six months ended June 30, 2025 and 2024 follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Revenue	$64,328	$71,858

Net loss	$(10,592)	$(569)
Net loss margin(1)	(16)%	(1)%

Adjusted EBITDA	$15,475	$17,541
Adjusted EBITDA Margin(1)	24%	24%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenue.

Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the six months ended June 30, 2025 and 2024 follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash from operating activities	$9,114	$11,150
Cash used in investing activities	$(4,185)	$(7,913)
Cash used in financing activities	$(5,849)	$(4,488)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At June 30, 2025, we had cash of $2.8 million compared to $3.7 million at December 31, 2024.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $41.0 million in borrowing capacity under our $100.0 million Credit Agreement, as defined below, at June 30, 2025. Borrowings are subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, gain or impairments on investments, impairments of goodwill, and the effect of changes in working capital. Net cash flows from operating activities were $9.1 million and $11.2 million for the six-month periods ended June 30, 2025 and 2024, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2025 period decreased $2.1 million compared to the same period of 2024 due to lower billings to and cash receipts from our customers, partially offset by lower headcount driving lower payments to employees.

Investing Activities

Cash used in investing activities during the six-month period ended June 30, 2025 was $4.2 million compared to $7.9 million used in the same period of 2024. Cash used in investing activities in the six-month period ended June 30, 2025 is primarily comprised of $3.9 million of capitalized development costs. Cash used in investing activities in the six-month period ended June 30, 2024 is primarily comprised of $6.6 million of capitalized development costs and $1.0 million of costs associated with the Company's office space.

Financing Activities

Cash used in financing activities during the six-month period ended June 30, 2025 was $5.8 million and was driven by $3.8 million related to share repurchases and $2.0 million of net payments on long-term debt. Cash used in financing activities during the six-month period ended June 30, 2024 was $4.5 million and was driven by $3.0 million of net payments on long-term debt and $1.5 million related to share repurchases.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Financing and Capital Requirements

Credit Agreement

In June 2022, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc.,entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in June 2027. Under the Credit Agreement, we have a $100 million revolving credit facility, with an expansion option of $50 million, bringing the total facility to $150 million, with $30.0 million of borrowings on the facility at June 30, 2025. The Company has $41.0 million available for future borrowings, subject to the terms of the Credit Agreement, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 6.43% (the rate in effect on June 30, 2025) on our current borrowings, interest payments are expected to be $1.0 million from July 1, 2025 to December 31, 2025, $1.9 million in 2026, and $1.0 million in 2027. The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of June 30, 2025, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the notes to the condensed consolidated financial statements included elsewhere in this report and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of June 30, 2025, the value of our lease right-of-use asset was $6.0 million and the value of our lease liability was $9.9 million. See Note 6 to the condensed consolidated financial statements included elsewhere in this report for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of June 30, 2025, we recorded approximately $0.7 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2025, are $0.7 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Board approved a stock repurchase program that permits the Company to repurchase its common stock. During the six months ended June 30, 2025, the company repurchased 0.9 million shares for $1.8 million. As of June 30, 2025, the value of shares available to be purchased under the current plan was $2.5 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See Note 13 to the condensed consolidated financial statements included elsewhere in this report for further information.

We anticipate capital expenditures for the fiscal year ending December 31, 2025 to be approximately $7 million to $8 million. We intend to use operating cash flows to fund capital expenditures.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the SOFR or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, as determined by our most recent consolidated leverage ratio. As of June 30, 2025, we had outstanding borrowings of $30.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.3 million, based on the balances outstanding for these borrowings as of June 30, 2025.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 11 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of August 6, 2025, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Stock repurchases during the three months ended June 30, 2025 were as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2025	152,536	$1.50	151,464	$4,099,719
May 1 through May 31, 2025	430,132	$1.97	430,132	$3,252,870
June 1 through June 30, 2025	294,446	$2.50	283,989	$2,541,108
Total	877,114		865,585	$—
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

Item 5.    Other Information

During the three month period ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulations S-K.

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

Date:	August 6, 2025	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President, Chief Executive Officer
(Principal Executive Officer)

		By:	/S/ Greg Schippers
Greg Schippers, Chief Financial Officer
(Principal Financial Officer)