Form 10-Q
period 2025-09-30
DHI GROUP, INC.
filed 2025-11-10
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 31, 2025, there were 47,157,027 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2025 and 2024
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2025 and 2024
	Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended September 30, 2025 and 2024
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2025 and 2024
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 5.	Other Information	47

Item 6.	Exhibits	48

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$2,296	$3,702
Accounts receivable, net of allowance for credit losses of $1,312 and $1,691	16,102	22,120
Income taxes receivable	1,937	238
Prepaid and other current assets	3,590	3,593
Total current assets	23,925	29,653
Fixed assets, net	14,918	20,390
Capitalized contract costs	6,867	7,465
Operating lease right-of-use assets	5,772	6,518
Investments	1,922	1,827
Acquired intangible assets	15,674	23,800
Goodwill	120,612	128,100
Other assets	2,786	3,618
Total assets	$192,476	$221,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,474	$16,154
Deferred revenue	40,714	44,934
Operating lease liabilities	1,732	1,625
Total current liabilities	55,920	62,713
Deferred revenue	268	522
Operating lease liabilities	7,757	8,995
Long-term debt	30,000	32,000
Deferred income taxes	182	1,369
Accrual for unrecognized tax benefits	751	1,060
Other long-term liabilities	321	387
Total liabilities	95,199	107,046
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $.01 par value, authorized 20,000 shares; no shares issued and outstanding	—	—
Series 1 Participating Preferred Stock, 0.01 par value, authorized 240,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 82,581 and 80,881 shares, respectively; outstanding: 47,350 and 48,217 shares, respectively	828	811
Additional paid-in capital	274,097	270,122
Accumulated other comprehensive income	8	1
Accumulated earnings	17,620	32,481
Treasury stock, 35,231 and 32,664 shares, respectively	(195,276)	(189,090)
Total stockholders’ equity	97,277	114,325
Total liabilities and stockholders’ equity	$192,476	$221,371
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$32,123	$35,283	$96,451	$107,141

Operating expenses:
Cost of revenue	4,589	5,068	15,069	15,145
Product development	2,877	4,776	9,857	14,303
Sales and marketing	9,082	11,585	30,751	36,302
General and administrative	6,974	7,574	20,688	22,097
Depreciation	3,362	4,542	11,107	13,584
Amortization	126	—	126	—
Restructuring	—	1,111	6,486	1,111
Impairment of intangible assets	9,600	—	9,600	—
Impairment of goodwill	—	—	7,800	—
Total operating expenses	36,610	34,656	111,484	102,542
Operating income (loss)	(4,487)	627	(15,033)	4,599
Income from equity method investment	60	23	87	325
Impairment of investment	—	—	—	(400)
Interest expense and other	(614)	(755)	(1,893)	(2,546)
Income (loss) before income taxes	(5,041)	(105)	(16,839)	1,978
Income tax expense (benefit)	(772)	95	(1,978)	2,747
Net loss	$(4,269)	$(200)	$(14,861)	$(769)

Basic loss per share	$(0.10)	$—	$(0.33)	$(0.02)
Diluted loss per share	$(0.10)	$—	$(0.33)	$(0.02)

Weighted-average basic shares outstanding	44,823	44,873	45,224	44,550
Weighted-average diluted shares outstanding	44,823	44,873	45,224	44,550
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,269)	$(200)	$(14,861)	$(769)

Other comprehensive income (loss):
Foreign currency translation adjustment	22	30	7	83
Comprehensive loss	$(4,247)	$(170)	$(14,854)	$(686)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Convertible Preferred Stock		Series 1 Participating Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	80,881	$811	$270,122	32,664	$(189,090)	$32,481	$1	$114,325
Net loss										(9,751)		(9,751)
Other comprehensive loss - translation adjustments											(33)	(33)
Stock-based compensation							1,092					1,092
Restricted stock issued					844	8	(8)					—
Performance-Based Restricted Stock Units eligible to vest					583	6	(6)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(393)	(4)	4	331	(849)			(849)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(83)	(1)	1	243	(620)			(620)
Purchase of treasury stock under stock repurchase plan								312	(666)			(666)
Balance at March 31, 2025	—	$—	—	$—	81,832	$820	$271,205	33,550	$(191,225)	$22,730	$(32)	$103,498
Net loss										(841)		(841)
Other comprehensive loss - translation adjustments											18	18
Stock-based compensation							1,535					1,535
Restricted stock issued					933	9	(9)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(33)	—	—	9	(19)			(19)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(4)	—	—	3	(7)			(7)
Purchase of treasury stock under stock repurchase plan								865	(1,769)			(1,769)
Issuance of common stock upon ESPP purchase					54	1	80					81
Balance at June 30, 2025	—	$—	—	$—	82,782	$830	$272,811	34,427	$(193,020)	$21,889	$(14)	$102,496
Net loss										$(4,269)		(4,269)
Other comprehensive loss - translation adjustments											$22	22
Stock-based compensation							1,284					1,284
Restricted stock forfeited or withheld to satisfy tax obligations					(184)	$(2)	2	63	$(174)			(174)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(17)	$—	—					—
Purchase of treasury stock under stock repurchase plan								741	$(2,082)			(2,082)
Balance at September 30, 2025	—	$—	—	$—	82,581	$828	$274,097	35,231	$(195,276)	$17,620	$8	$97,277

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2023	—	$—	78,764	$789	$261,824	31,889	$(187,216)	$32,228	$(83)	$107,542
Net loss								(1,512)		(1,512)
Other comprehensive income - translation adjustments									22	22
Stock-based compensation					2,144					2,144
Restricted stock issued			1,344	13	(13)					—
Performance-Based Restricted Stock Units eligible to vest			457	5	(5)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(1)	—	—	304	(750)			(750)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	342	(861)			(861)
Balance at March 31, 2024	—	$—	80,564	$807	$263,950	32,535	$(188,827)	$30,716	$(61)	$106,585
Net income								943		943
Other comprehensive income - translation adjustments									31	31
Stock-based compensation					2,160					2,160
Restricted stock issued			318	3	(3)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(54)	(1)	1	15	(34)			(34)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(8)	—	—	4	(8)			(8)
Issuance of common stock upon ESPP purchase			82	1	145					146
Balance at June 30, 2024	—	$—	80,902	$810	$266,253	32,554	$(188,869)	$31,659	$(30)	109,823
Net loss								(200)		(200)
Other comprehensive income - translation adjustments									30	30
Stock-based compensation					1,814					1,814
Restricted stock issued			196	2	(2)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(122)	(1)	1	71	(155)			(155)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(10)	—	—	—	—			—
Balance at September 30, 2024	—	$—	80,966	$811	$268,066	32,625	$(189,024)	$31,459	$—	111,312
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from (used in) operating activities:
Net loss	$(14,861)	$(769)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation	11,107	13,584
Amortization	126	—
Deferred income taxes	(1,187)	(350)
Amortization of deferred financing costs	109	109
Stock-based compensation	3,911	6,118
Income from equity method investment	(87)	(325)
Impairment of investment	—	400
Impairment of intangible assets	9,600	—
Impairment of goodwill	7,800	—
Change in accrual for unrecognized tax benefits	(309)	174
Changes in operating assets and liabilities:
Accounts receivable	6,018	2,572
Prepaid expenses and other assets	726	489
Capitalized contract costs	598	(714)
Accounts payable and accrued expenses	(3,048)	(1,808)
Income taxes receivable/payable	(1,699)	(96)
Deferred revenue	(4,475)	(3,058)
Other, net	(452)	350
Net cash flows from operating activities	13,877	16,676
Cash flows used in investing activities:
Payments for acquisition	(1,400)	—
Purchases of fixed assets	(5,778)	(11,146)
Net cash flows used in investing activities	(7,178)	(11,146)
Cash flows from (used in) financing activities:
Payments on long-term debt	(8,000)	(19,000)
Proceeds from long-term debt	6,000	13,000
Payments under stock repurchase plan	(4,517)	—
Purchase of treasury stock related to taxes on vested restricted and performance stock units	(1,669)	(1,808)
Proceeds from issuance of common stock through ESPP	81	145
Net cash flows used in financing activities	(8,105)	(7,663)
Net change in cash for the period	(1,406)	(2,133)
Cash, beginning of period	3,702	4,206
Cash, end of period	$2,296	$2,073

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we," "our" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”). Operating results for the three and nine-month periods ended September 30, 2025 are not necessarily indicative of the results to be achieved for the full year or any other future period.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three and nine-month periods ended September 30, 2025.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 addresses stakeholder and investor concerns on the challenges of applying current internal-use software accounting requirements that do not specifically address software developed using modern incremental and iterative methods, which has led to diversity in practice in determining when to begin capitalizing software costs. ASU 2025-06 requires software costs to be capitalized when management has authorized or committed to funding the software project, and it is probable that the project will be completed and software will be used to perform the function intended. The amendment removes all references to project development stages so that guidance is neutral to different software development methods. The amendments in ASU 2025-06 are effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on the Company's financial statement disclosures.

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

4.    REVENUE RECOGNITION

The Company recognizes revenue when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts ratably over the service period. Customer billings delivered in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from recruitment packages, advertising, classifieds, and virtual and live career fair and recruitment event booth rentals.

Disaggregation of Revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand and includes a reconciliation of the disaggregated revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ClearanceJobs	$13,937	$13,842	$40,940	$40,375
Dice	18,186	21,441	55,511	66,766
Total(1)	$32,123	$35,283	$96,451	$107,141

(1) Prior to the fourth quarter of 2024, we had disclosed that career events were recorded within Dice. Career events have been reclassified between ClearanceJobs and Dice based on the nature of the event for the periods ended September 30, 2025 and 2024.

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under ASC Topic 606 - Revenue from Contracts with Customers (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2025	As of December 31, 2024

Receivables	$16,102	$22,120
Short-term contract liabilities (deferred revenue)	40,714	44,934
Long-term contract liabilities (deferred revenue)	268	522

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

The Company recognized the following revenue as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$23,990	$26,882	$42,047	$45,444

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2025	2026	2027	2028	Total
Deferred revenue	$23,814	$17,024	$130	$14	$40,982

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

In January 2025, the Company announced an additional organizational restructuring intended to separate its two brands, ClearanceJobs and Dice, into distinct divisions, provide dedicated leadership for each brand to foster a unified vision and strategy tailored to each brands' market dynamics, and to reduce operating costs. This restructuring included a reduction of the Company’s then-current workforce by approximately 8%. As a result of the restructuring, the Company recognized a charge of $2.3 million during the first quarter of 2025 related to employee severance costs, of which substantially all was paid during the nine months ended September 30, 2025.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In June 2025, the Company announced an additional organizational restructuring intended to reduce the operating costs of its Dice brand. This included a reduction of the Company’s then current workforce by approximately 25% primarily by reducing headcount within the Company's Dice brand and associated back-office support. As a result of the restructuring, the Company recognized a charge of $4.2 million during the second quarter of 2025 related to severance costs, of which $2.5 million and $2.7 million was paid during the three and nine months ended September 30, 2025, respectively. The remaining severance costs are expected to be substantially paid by March 31, 2026.

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

The components of lease cost were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost(1)	$431	$419	$1,274	$1,255
Sublease income	$—	$(20)	$—	$(50)
Total lease cost	$431	$399	$1,274	$1,205
(1) Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,658	$1,110

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$119	$2,930

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	September 30, 2025	December 31, 2024
Operating lease right-of-use-assets (as reported)	$5,772	$6,518

Operating lease liabilities - current (as reported)	1,732	1,625
Operating lease liabilities - non-current (as reported)	7,757	8,995
Total operating lease liabilities	$9,489	$10,620

Weighted Average Remaining Lease Term (in years)
Operating leases	7.0 years	7.4 years

Weighted Average Discount Rate
Operating leases	5.7%	5.5%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. If impairment indicators exist, we compare the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
impairment loss is recorded. No impairment was recorded during the three and nine-month periods ended September 30, 2025 and 2024.

As of September 30, 2025, future operating lease payments were as follows (in thousands):

Operating Leases
Oct 1, 2025 through December 31, 2025	$556
2026	2,239
2027	1,359
2028	1,304
2029	1,333
2030 and thereafter	4,858
Total lease payments	$11,649
Less: imputed interest	(2,160)
Total	$9,489

As of September 30, 2025 the Company has no operating or finance leases that have not yet commenced.

7. INVESTMENTS

eFinancialCareers

During the third quarter of 2023, the Company sold a portion of its ownership in eFinancialCareers ("eFC") reducing its total interest in eFC from 40% to 10%. As a result of the sale, the Company received cash of $4.9 million and recognized a $0.6 million gain, which included a $0.2 million charge related to accumulated foreign currency loss that was previously a reduction to equity. The Company's investment in eFC was recorded at $1.9 million at September 30, 2025 and at $1.8 million at December 31, 2024.

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC was reduced during the third quarter of 2023, as described above, as the Company reduced its ownership in eFC. The remaining basis difference at the time of sale was $0.3 million and is being amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Amortization expense during the three and nine-month periods ended September 30, 2025 and 2024 was not significant. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. The Company recorded income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference of $0.1 million for each of the three and nine-month periods ended September 30, 2025 and of approximately zero and $0.3 million for the three and nine-month periods ended September 30, 2024, respectively.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the third quarter of 2023, the investment's financial position deteriorated. To meet its financial obligations, the investment issued convertible debt at a price that indicated the value of the investment had declined. As a result, the Company revalued its investment to $0.4 million and accordingly, recognized an impairment loss of $0.3 million during the third quarter of 2023.

During the first quarter of 2024, the investment's financial position further deteriorated. To meet its financial obligations, the investment issued additional convertible debt at a price that indicated the value of the investment had declined and which brought the Company's ownership of the investment, on a fully diluted basis, to less than 0.10%. As a result, the Company revalued its investment to zero and accordingly, recognized an impairment loss of $0.4 million during the first quarter of 2024.

During the third quarter of 2025, the third party investor sold the assets of the business with no proceeds allocated to the preferred and common shareholders, including the Company.

At September 30, 2025, the Company held preferred stock representing a 6.6% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of September 30, 2025 and December 31, 2024. The Company recorded no gain or loss related to the investment during the three and nine-month periods ended September 30, 2025 and 2024.

8. BUSINESS COMBINATION

On July 31, 2025, the Company's ClearanceJobs reportable segment acquired AgileATS, a leading applicant tracking system (ATS) purpose-built for government contractors and employers hiring security-cleared professionals. The Company acquired certain assets, including AgileATS' ATS technology, and assumed certain liabilities of AgileATS. The acquisition qualified as a business combination in accordance with ASC Topic 805, Business Combinations and, accordingly, total consideration was first allocated to the fair value of assets acquired as of the date of acquisition, including liabilities assumed, with the excess being recorded as goodwill. For financial reporting purposes, goodwill is not amortized but rather evaluated for impairment as discussed in Note 10. For income taxes, the recorded goodwill will be amortized over 15 years.

The Company acquired definite lived intangible assets related to the ATS technology and AgileATS tradename. The technology was valued using the cost to recreate method. This approach estimates the cost the Company would incur to develop a technology of comparable functionality. The cost was adjusted for obsolescence based on the age of the software code, lack of recent investment, and estimated remaining life. The AgileATS tradename was valued using the relief from royalty method. This method estimates fair value based on the present value of the royalty payments that would have been incurred if the Company had to license the asset, in an arm's length transaction. The valuation was based on revenue assumptions through December 31, 2030, a hypothetical royalty rate of 3.0%, income taxes of 25.3%, and a discount rate of 34.0%. The Company has assigned an estimated useful life of two years to the ATS technology and the ATS tradename. Amortization expense for these intangible assets is recorded in amortization expense on the condensed consolidated statements of operations.

The recorded purchase price includes an estimation of the fair value of contingent obligations associated with potential earnout provisions, which is based on achieving certain new customer relationship targets. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the consolidated statement of operations when incurred.

Acquisition related costs of $0.2 million incurred in connection with the transaction are recorded in general and administrative expenses on the condensed consolidated statements of operations.

The table below provides a summary of the total consideration and the purchase price allocation made for the AgileATS business combination (in thousands):

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amount
Purchase price consideration
Cash consideration paid	$1,400
Fair value of contingent earnout consideration(1)(2)	497
Total purchase price consideration	$1,897

Less: Assets acquired
Intangible asset - AgileATS technology	$1,510
Intangible asset - Tradename	90
Total assets acquired	1,600

Plus: Net working capital assumed(3)	15

Goodwill(4)	$312

(1) Includes a $0.5 million contingent earnout consideration, discounted to $0.4 million based on the probability of being achieved and a present value factor. The contingent earnout consideration must be achieved no later than July 31, 2027.

(2) Includes a $0.1 million purchase price consideration holdback, which is payable in the third quarter of 2026, net of any contingency related items, as described in the Asset Purchase Agreement.
(3) Includes approximately $2,000 of receivables and $17,000 of liabilities.
(4) Calculated by taking the total purchase price consideration less the net assets acquired and liabilities assumed.

9.   ACQUIRED INTANGIBLE ASSETS, NET

Dice Trademarks and Brand Name

As of September 30, 2025 and December 31, 2024 the Company had an indefinite-lived acquired intangible asset of $14.2 million and $23.8 million, respectively, related to the Dice trademarks and brand name. Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded.

The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a relief from royalty rate methodology which estimates the value of the trademarks and brand name based on the amount of royalty income it could generate if it was licensed, in an arm's length transaction, to a third party. We consider factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements. Changes in our strategy and/or changes in market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. If projections are not achieved, the Company could realize an impairment in the foreseeable future.

During the third quarter of 2025, because of the continuing impacts of tariffs, Department of Government Efficiency Workforce Optimization initiative (DOGE), and artificial intelligence (AI) models lowering the demand for technology professionals, when combined with the demand impacts of uncertainty surrounding the U.S. federal budget in the third quarter, and the subsequent shut-down of the U.S. government, the Company recorded an impairment charge of $9.6 million, reducing the carrying value of the Dice trademarks and brand name to $14.2 million. No impairment was recorded during the three and nine-month periods ended September 30, 2024.

The projections utilized in the October 1, 2025 analysis included lower revenues in the near term due to tariffs, DOGE initiatives, AI, and uncertainty surrounding the U.S. government budget and then increasing revenues at rates approximating

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
industry growth projections. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to demand for technology professionals, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period.

AgileATS Technology

As discussed in Note 8, the Company recorded a $1.5 million definite lived intangible asset during the third quarter of 2025 related to the AgileATS technology. The intangible asset is being amortized over its estimated remaining useful life of two years. During each of the three and nine month-periods ended September 30, 2025, the Company recorded $0.1 million of amortization expense associated with the AgileATS technology. The carrying amount at September 30, 2025 was $1.4 million.

AgileATS Tradename

As discussed in Note 8, the Company recorded a $0.1 million definite lived intangible asset during the third quarter of 2025 related to the AgileATS tradename. The intangible asset is being amortized over its estimated remaining useful life of two years. Amortization expense during the three and nine month-periods ended September 30, 2025 was insignificant. The carrying amount at September 30, 2025 was $0.1 million.

10.   GOODWILL

Goodwill as of September 30, 2025 and December 31, 2024, was $120.6 million and $128.1 million, respectively. During the first quarter of 2025, in connection with the organizational restructuring, which is further described in Note 5, the Company performed an interim impairment test of the Tech-focused reporting unit immediately prior to the restructuring, then allocated its goodwill into the two new reporting units, ClearanceJobs and Dice, based the relative fair value of each reporting unit, and finally tested each reporting unit's goodwill for impairment.

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

The impairment test performed immediately after the allocation for the ClearanceJobs reporting unit indicated that the fair value was substantially in excess of the carrying value as of the date of the organizational restructuring. The impairment test performed immediately after the allocation for the Dice reporting unit resulted in the Company recording an impairment charge of $7.8 million during the three month period ended March 31, 2025.

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

As discussed in Note 8, the Company recorded additional goodwill in the ClearanceJobs reporting unit during the third quarter of 2025 of $0.3 million related to its acquisition of AgileATS.

The annual impairment test for the ClearanceJobs and Dice reporting units are performed on October 1 of each year. The Company’s ability to achieve the projections used in the annual impairment tests may be impacted by, among other things, general market conditions, competition in the technology recruiting market, challenges in developing and introducing new

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
products and product enhancements to the market, and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the ClearanceJobs and Dice reporting units are not achieved, the Company could realize an impairment in a future period.

The annual impairment test for the ClearanceJobs and Dice reporting units performed as of October 1, 2025 resulted in the fair value of the reporting units being in excess of each respective carrying value. As a result, the Company believes it is not more likely than not that the fair value of each reporting unit is less than each respective carrying value as of September 30, 2025. Therefore, no impairment was recorded during the three month period ended September 30, 2025 and the three and nine month periods ended September 30, 2024.

The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Tech-focused	ClearanceJobs	Dice	Total
Goodwill at December 31, 2024	$128,100	$—	$—	$128,100
Segment Change	(128,100)	97,431	30,669	—
Goodwill at January 13, 2025(1)	$—	$97,431	$30,669	$128,100
Impairment	—	—	(7,800)	(7,800)
Business combination(2)	—	312	—	312
Goodwill at September 30, 2025	$—	$97,743	$22,869	$120,612
(1) Date of organizational restructuring.
(2) Represents goodwill recognized through the acquisition of AgileATS on July 31, 2025. See Note 8 for further discussion.

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

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. All borrowings as of September 30, 2025 and December 31, 2024 were in U.S. dollars. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2025, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amounts borrowed as of September 30, 2025 and December 31, 2024 are as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Long-term debt under revolving credit facility(1)	$30,000	$32,000

Available to be borrowed under revolving facility(2)	$49,000	$56,000

Interest rate and margin:
Interest margin(3)	2.35%	2.10%
Actual interest rates(4)	6.66%	6.46%

Commitment fee	0.40%	0.35%

(1) In connection with the Credit Agreement, as of September 30, 2025 and December 31, 2024, the Company had deferred financing costs of $0.7 million and accumulated amortization of $0.5 million as of September 30, 2025 and $0.4 million as of December 31, 2024, recorded in other assets on the condensed consolidated balance sheets.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	February 2025 to October 2025(1)	February 2023 to February 2024(2)
Approval Date	February 2025	February 2023
Authorized Repurchase Amount of Common Stock	$5 million	$10 million

(1) During October 2025, the Company completed the stock repurchase program approved in February 2025, bringing total authorized purchases under the plan to 2.1 million shares for $5.0 million.
(2) During February 2024, the stock repurchase program approved in February 2023 expired with a total of 1.4 million shares purchased for $5.2 million.

As of September 30, 2025 the value of shares that may yet be purchased under the current plan was $0.4 million. The Company completed such repurchases during October 2025.

In November 2025, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $5 million of its common stock through November 2026.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares repurchased	740,661	—	1,918,012	—
Average purchase price per share(1)	$2.83	$—	$2.37	$—
Dollar value of shares repurchased (in thousands)(1)	$2,096	$—	$4,555	$—
(1) Dollar value of shares repurchased and average price paid per share include costs associated with the repurchases and totaled $14,000 and $38,000 for the three and nine-month periods ended September 30, 2025, respectively. There were no share repurchases during the three and nine-month periods ended September 30, 2024.

There were no unsettled share repurchases as of September 30, 2025 and 2024.

Stock Repurchases Pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated—Under the 2022 Omnibus Equity Award Plan, as Amended and Restated, and as further described in note 14 to the condensed consolidated financial statements, the Company repurchases its common stock withheld for income tax from the vesting of employee restricted stock or Performance-Based Restricted Stock Units (“PSUs”). The Company remits the value, which is based on the closing share price on the vesting date, of the common stock withheld to the appropriate tax authority on behalf of the employee and the related shares become treasury stock.

Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares repurchased upon restricted stock/PSU vesting	63,484	71,076	649,259	736,144
Average purchase price per share	$2.74	$2.17	$2.57	$2.46
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$174	$154	$1,669	$1,808

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Preferred Stock Purchase Rights—Pursuant to the Section 382 Rights Plan, the Company has authorized and declared a dividend distribution of one Right for each outstanding share of common stock to stockholders of record as of the close of business on February 7, 2025 ("Record Date"). Subject to certain limitations, the Rights will be separate from the common stock and become exercisable following (1) the 10th business day (or such later date as may be determined by the Board) after the public announcement that a person or group of affiliated or associated persons (such person or group an "Acquiring Person") has acquired beneficial ownership of 4.99% or more of the common stock or (2) the 10th business day (or such later date as may be determined by the Board) after a person or group announces a tender or exchange offer that would result in ownership by a person or group of 4.99% or more of the common stock. The date on which the Rights separate from the common stock and become exercisable is referred to as the "Distribution Date." Following the Distribution Date, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series 1 Participating Preferred Stock of the Company at an exercise price of $17.00 (the “Exercise Price”), subject to adjustment. Each one-thousandth of a share of Series 1 Preferred Stock will not be redeemable; will be entitled to a quarterly dividend equal to the higher of $0.001 or an amount equal to the dividend paid on one share of common stock; will be entitled upon a liquidation, dissolution or winding up of the Company to the higher of $1.00 or the per share amount distributed to common stock in such transaction; will have the same voting power per share of common stock and generally vote together with the common stock; and will be entitled to receive in a merger, consolidation or similar transaction of the Company the per share consideration payable to common stock in such transaction.

Dividends—No dividends were declared during the nine-month periods ended September 30, 2025 and 2024. Our Credit Agreement limits our ability to declare and pay dividends. See Note 11 for additional disclosures.

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

The Company recorded total stock-based compensation expense of $1.3 million and $3.9 million during the three and nine-month periods ended September 30, 2025, respectively, and $1.8 million and $6.1 million during the three and nine-month

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
periods ended September 30, 2024, respectively. At September 30, 2025, there was $5.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

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

A summary of the status of restricted stock awards as of September 30, 2025 and 2024 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,902,507	$2.55	2,982,437	$3.52
Granted	—	$—	196,000	$2.11
Forfeited	(184,513)	$2.81	(121,509)	$3.88
Vested	(190,658)	$3.22	(219,696)	$4.01
Non-vested at end of period	2,527,336	$2.48	2,837,232	$3.37
Expected to vest	2,527,336	$2.48	2,837,232	$3.37

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,672,564	$3.39	2,333,436	$4.55
Granted	1,777,287	$2.14	1,857,739	$2.49
Forfeited	(610,777)	$3.09	(176,511)	$3.83
Vested	(1,311,738)	$3.59	(1,177,432)	$4.25
Non-vested at end of period	2,527,336	$2.48	2,837,232	$3.37
Expected to vest	2,527,336	$2.48	2,837,232	$3.37

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

There was no cash flow impact resulting from the grants of restricted stock and PSUs.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of PSUs as of September 30, 2025 and 2024 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,032,718	$2.90	1,544,346	$3.50
Forfeited	(52,966)	$2.71	(30,568)	$3.52
Vested	—	$—	—	$—
Non-vested at end of period	979,752	$2.91	1,513,778	$3.50
Expected to vest	979,752	$2.91	1,513,778	$3.50

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Shares(1)	Weighted- Average Fair Value at Grant Date	Shares(2)	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,420,665	$3.55	1,616,962	$4.52
Granted	623,000	$2.69	960,000	$2.54
Forfeited	(509,230)	$2.83	(283,782)	$4.80
Vested	(554,683)	$4.36	(779,402)	$3.99
Non-vested at end of period	979,752	$2.91	1,513,778	$3.50
Expected to vest	979,752	$2.91	1,513,778	$3.50

(1) PSUs forfeited during the first quarter of 2025 includes 152,284 PSUs forfeited related to the bookings achievement for the performance period ended December 31, 2024.
(2) PSUs forfeited during the first quarter of 2024 relate to the bookings achievement for the performance period ended December 31, 2023.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. As of September 30, 2025, 108,021 shares were eligible for purchase under the ESPP. No shares were issued during the three months ended September 30, 2025 and 2024. During the nine month periods ended September 30, 2025 and 2024, 54,229 and 81,874 shares, respectively, were issued under the plan.

15. INCOME TAXES

The Company’s effective tax rate was 15% and 12% for the three and nine months ended September 30, 2025, respectively, and (91)% and 139% for the three and nine months ended September 30, 2024, respectively. The following items caused the effective rate to differ from the statutory rate:

•Tax expense of $0.6 million during the nine months ended September 30, 2025, and $0.1 million and $2.0 million during the three and nine months ended September 30, 2024, respectively, from the tax impacts of share-based compensation awards.
•A tax benefit of $0.4 million during the nine months ended September 30, 2025, from the completion of a federal tax examination related to research credits.
•Tax expense of $0.4 million and $0.1 million during the three and nine months ended September 30, 2025, respectively, from deduction limitations on executive compensation.
•Tax expense of $1.9 million during the nine months ended September 30, 2025, from nondeductible impairment charges.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Tax expense of $0.2 million during the nine months ended September 30, 2024, from state taxes related to research and development expenditures.

On July 4, 2025, the legislation commonly known as the One Big Beautiful Bill Act ("OBBBA") was signed into law. The changes resulting from the tax provisions in OBBBA include accelerated tax deductions for qualified domestic research expenditures. The Company expects a favorable cash flow impact in 2025 and 2026 from these changes. However, the Company does not expect its effective tax rate to be materially impacted by OBBBA.

16.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted-average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted-average number of shares of common stock outstanding plus common stock equivalents, where dilutive. The following is a calculation of basic and diluted EPS and weighted-average shares outstanding (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,269)	$(200)	$(14,861)	$(769)

Weighted-average shares outstanding—basic	44,823	44,873	45,224	44,550
Add shares issuable from stock-based awards(1)	—	—	—	—
Weighted-average shares outstanding—diluted	44,823	44,873	45,224	44,550

Basic loss per share	$(0.10)	$—	$(0.33)	$(0.02)
Diluted loss per share	$(0.10)	$—	$(0.33)	$(0.02)

Dilutive shares issuable from unvested equity awards(1)	—	—	—	—
Anti-dilutive shares issuable from unvested equity awards(2)	236	3,271	1,824	3,325

(1) During the three and nine months ended September 30, 2025, 1.2 million and 0.6 million shares, respectively, were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss. During each of the three and nine months ended September 30, 2024, 0.4 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss.

(2) Represents outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted earnings per share.

17.    SEGMENT INFORMATION

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

Dice is a destination for technology and engineering talent in the United States to find relevant job opportunities. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
for software engineers, big data professionals, systems administrators, database specialists, project managers, tech professionals with AI skills, and a variety of other technology and engineering professionals.

Corporate includes general overhead not directly consumed by the segments such as interest expense, public company costs, compensation of certain executives and other professional fees. Corporate assets include all cash, income tax related assets, investments, and certain prepaid and other assets.

The Company has included additional disclosures regarding significant expenses regularly provided to our CODM. The Company’s CODM is the Company’s Chief Executive Officer. Given the restructuring from one to two segments, the measure of segment profit or loss has changed from consolidated net income to Adjusted EBITDA. The CODM uses Adjusted EBITDA to allocate resources to each segment, predominately through a budgeting and forecasting process. The CODM utilizes segment revenue, operating expenses and Adjusted EBITDA when making decisions about resource allocations. Resource allocation decisions include, among other things, investing in product development, sales and marketing, employee compensation, acquisitions, and stockholder programs.

All operations are in the United States and the Company does not have revenues and long-lived assets, which includes fixed assets and lease right of use assets, outside of the United States. The CODM is not provided assets in evaluating the results of the segments, and therefore, such information is not provided, except capital expenditures. The accounting policies of each segment are the same as those described in Note 1 of the notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides an analysis of results by reportable segment (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
By Reportable Segment:	CJ	Dice	Total	CJ	Dice	Total
Revenues	$13,937	$18,186	$32,123	$13,842	$21,441	$35,283
Less:
Adjusted cost of revenues	1,718	2,874		1,494	3,573
Adjusted product development	1,351	1,541		1,144	3,604
Adjusted sales	2,026	3,109		1,988	4,634
Adjusted marketing	1,707	2,259		1,744	3,219
Adjusted general and administrative	1,188	2,182		1,134	2,423
Adjusted EBITDA(1)	5,947	6,221	12,168	6,338	3,988	10,326

Reconciling Items:(2)
Less:
Depreciation (3)			3,362			4,542
Amortization			126			—
Restructuring			—			1,111
Impairment of intangible assets(4)			9,600			—
Severance, professional fees and related costs, and non-cash stock based compensation			1,672			2,339
Income from equity method investment			(60)			(23)
Interest expense and other			614			755
Unallocated amounts:
Other corporate expenses			1,895			1,707
Loss before income taxes			$(5,041)			$(105)

Capital Expenditures(2)(5)	$451	$1,056	$1,507	$578	$2,529	$3,107

(1) Excludes deduction for other corporate expenses.
(2) Other segment disclosures as required by ASC 280.
(3) Depreciation was $0.7 million and $2.7 million for ClearanceJobs and Dice, respectively, for the three months ended September 30, 2025. Depreciation was $0.7 million and $3.9 million for ClearanceJobs and Dice, respectively, for the three months ended September 30, 2024.

(4) Impairment of intangible assets related to the Dice tradename.
(5) Consists of capitalized website development and software costs as provided to the CODM.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
By Reportable Segment:	CJ	Dice	Total	CJ	Dice	Total
Revenues	$40,940	$55,511	$96,451	$40,375	$66,766	$107,141
Less:
Adjusted cost of revenues	5,162	9,819		4,530	10,548
Adjusted product development	3,868	5,738		3,406	10,868
Adjusted sales	6,163	11,575		6,256	14,789
Adjusted marketing	4,881	8,069		5,132	9,945
Adjusted general and administrative	3,142	6,492		3,297	6,805
Adjusted EBITDA(1)	17,724	13,818	31,542	17,754	13,811	31,565

Reconciling Items:(2)
Less:
Depreciation (3)			11,107			13,584
Amortization			126			—
Restructuring			6,486			1,111
Impairment of goodwill (4)			7,800			—
Impairment of intangible assets(5)			9,600			—
Severance, professional fees and related costs, and non-cash stock based compensation			5,662			6,866
Income from equity method investment			(87)			(325)
Impairment of investment			—			400
Interest expense and other			1,893			2,546
Unallocated amounts:
Other corporate expenses			5,794			5,405
Income (loss) before income taxes			$(16,839)			$1,978

Capital Expenditures(2)(6)	$1,098	$4,277	$5,375	$1,972	$7,779	$9,751

(1) Excludes deduction for other corporate expenses.
(2) Other segment disclosures as required by ASC 280.
(3) Depreciation was $2.2 million and $8.9 million for ClearanceJobs and Dice, respectively, for the nine months ended September 30, 2025. Depreciation was $2.0 million and $11.6 million for ClearanceJobs and Dice, respectively, for the nine months ended September 30, 2024.

(4) Impairment of goodwill related entirely to the Dice reportable segment.
(5) Impairment of intangible assets related to the Dice tradename.
(6) Consists of capitalized website development and software costs as provided to the CODM.

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

Information contained herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of

1934, as amended. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future financial condition, liquidity and results of operations, including expectations (financial or otherwise), our strategy, plans, objectives, and intentions, and growth potential. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to: our ability to execute our tech-focused strategy; write-offs of goodwill, tradename and intangible assets; backlog not accurately representing future revenue; competition from existing and future competitors; changes in the recruiting and career services business and technologies, and the development of new products and services; macroeconomic conditions, including government shutdowns; the impact of initiatives to restructuring or streamlining government agencies, such as DOGE; the risk that AI models will reduce demand for technology professionals in the workforce; failure to develop and maintain our reputation and brand recognition; failure to increase or maintain the number of customers who purchase recruitment packages; failure to attract qualified professionals or grow the number of qualified professionals who use our websites; inability to successfully integrate future acquisitions or identify and consummate future acquisitions; misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property; failure of our businesses to attract, retain and engage users; unfavorable decisions in proceedings related to future tax assessments; taxation risks in various jurisdictions for past or future sales; significant downturn not immediately reflected in our operating results; our indebtedness and the potential inability to borrow funds under our Credit Agreement (as defined below); our ability to incur additional debt; covenants in our Credit Agreement; the development and use of artificial intelligence; failure to timely and efficiently scale and adapt our existing technology and network infrastructure; capacity constraints, systems failures or breaches of network security; the usefulness of our candidate profiles; decrease in user engagement; Internet search engine methodologies and their impact on our search result rankings; failure to halt the operations of websites that aggregate our data, as well as data from other companies; our reliance on third-party data hosting facilities; compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information; U.S. regulation of the internet; a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction; loss of key executives and technical personnel and our ability to attract and retain key executives, including our CEO; increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economies or the industries we serve, labor shortages, or job shortages; litigation related to infringement or other claims regarding our services or content; our ability to defend ownership of our intellectual property; global climate change; compliance with changing corporate governance requirements and costs incurred in connection with being a public company; compliance with the continued listing standards of the New York Stock Exchange; volatility in our stock price; differences between estimates of financial projections and future results; failure to maintain internal controls over financial reporting; results of operations fluctuating on a quarterly and annual basis; our Section 382 Rights Plan may have an anti-takeover effect; anti takeover provisions in our governing documents making changes to management difficult; and disruption resulting from unsolicited offers to purchase the company. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

DHI is a provider of software products, online tools and services that deliver career marketplaces to candidates and employers in the United States. DHI’s brands, ClearanceJobs and Dice, enable recruiters and hiring managers to efficiently search, match and connect with highly skilled technologists in specialized fields, particularly technology and active government security clearance. Professionals find ideal employment opportunities, relevant job advice and personalized data that help manage their technologist lives.

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

	As of September 30,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2025	2024
ClearanceJobs	1,822	1,982	(160)	(8)%
Dice	4,239	4,868	(629)	(13)%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Increase (Decrease)	Percent Change	2025	2024	Increase (Decrease)	Percent Change
ClearanceJobs	$26,601	$24,762	$1,839	7%	$26,144	$24,029	$2,115	9%
Dice	$15,727	$16,330	$(603)	(4)%	$15,848	$16,207	$(359)	(2)%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

ClearanceJobs had 1,822 recruitment package customers as of September 30, 2025 compared to 1,982 as of September 30, 2024, a decrease of 8%, and average annual revenue per recruitment package customer increased $1,839, or 7%, from the prior year quarter. The increased revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government security clearance and consistent product releases and enhancements driving activity on the site, along with lower renewals for its smaller customers. The lower customer count was due to lower renewals for ClearanceJobs' smaller customers as uncertainty continued around the timing and amount of federal defense contracting. Dice had 4,239 recruitment package customers as of September 30, 2025, which was a decrease of 629, or 13%, and average annual revenue per recruitment package customer for Dice decreased by $603, or 4%, from the prior year quarter. The decrease in recruitment package customers and revenue per recruitment package customer was due to macroeconomic conditions causing customer counts and renewal rates to decline.

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

		Comparison to Prior Year End			Comparison Year Over Year
	9/30/2025	12/31/2024	Increase (Decrease)	Percent Change	9/30/2024	Increase (Decrease)	Percent Change
Deferred Revenue	$40,982	$45,456	$(4,474)	(10)%	$46,913	$(5,931)	(13)%
Contractual commitments not invoiced	53,289	59,294	(6,005)	(10)%	56,595	(3,306)	(6)%
Backlog(1)	$94,271	$104,750	$(10,479)	(10)%	$103,508	$(9,237)	(9)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at September 30, 2025 decreased $10.5 million from December 31, 2024 and decreased $9.2 million from September 30, 2024. The decrease in backlog compared to both December 31, 2024 and September 30, 2024 was due to macroeconomic conditions causing lower demand for the Company's services and the decrease from December 31, 2024 was also due to the seasonality of contracting with customers.

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

Product Releases
2025	2024
ClearanceJobs Expanded Multi-Factor Authentication, ClearanceJobs Live Enhancements, Candidate Experience Personalization, AgileATS, Premium Candidate Experience	ClearanceJobs Live, ClearanceJobs Pulse Newsfeed
Dice Technologist Dashboard, Easy Post for SmartRecruiters ATS, Candidate Home Feed Redesign, Dice Digital Experience Platform, Enhanced My Jobs	Dice Recruiter App, Easy Post Integration, Discover Companies, TopResume Integration, Dice Privacy & Trust Center

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

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenue

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)

ClearanceJobs	$13,937	$13,842	$95	1%
Dice	18,186	21,441	(3,255)	(15)%
Total revenue(1)	$32,123	$35,283	$(3,160)	(9)%

(1) We had previously disclosed that career events were recorded within Dice. Career events have been reclassified between ClearanceJobs and Dice based on the nature of the event for the periods ended September 30, 2025 and 2024.

For the three months ended September 30, 2025, we experienced a decrease in revenue of $3.2 million, or 9%, as compared to the three months ended September 30, 2024. Revenues for ClearanceJobs increased $0.1 million, or 1%, as compared to the same period in 2024. Continued demand for professionals with government clearance and consistent product releases and enhancements drove the small increase despite continued uncertainty around government contracting and defense spending. Revenue at Dice decreased $3.3 million, or 15%, compared to the same period in 2024 due to macroeconomic conditions continuing to drive lower renewal rates and lower new business activity.

Cost of Revenue

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Cost of revenue
ClearanceJobs	$1,718	$1,494	$224	15%
Dice	2,871	3,574	(703)	(20)%
Other corporate expenses	—	—	—	n.m.
Total cost of revenue	$4,589	$5,068	$(479)	(9)%
Percentage of revenue	14.3%	14.4%

Cost of revenue decreased $0.5 million, or 9% from the prior year. The ClearanceJobs segment increased $0.2 million primarily due to an increase of $0.2 million in compensation related costs, primarily due to headcount. The Dice segment decreased $0.7 million primarily due to a decrease of $0.7 million in compensation related costs, primarily due to lower headcount.

Product Development Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Product development
ClearanceJobs	$1,350	$1,143	$207	18%
Dice	1,527	3,604	(2,077)	(58)%
Other corporate expenses	—	29	(29)	(100)%
Total product development	$2,877	$4,776	$(1,899)	(40)%
Percentage of revenue	9.0%	13.5%
Product development expenses decreased $1.9 million, or 40% from the same period of the prior year. The ClearanceJobs segment increased $0.2 million due to an increase in compensation related costs, primarily headcount. The Dice segment decreased $2.1 million primarily due to $3.3 million of lower compensation related costs, primarily due to lower headcount, and a decrease of $0.2 million in operational costs, including consulting fees and software subscriptions. The decrease was partially offset by $1.4 million of lower capitalized labor, which increases expense. Other corporate expenses was substantially flat with costs approximating the prior year period.

Sales and Marketing Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$3,732	$3,731	$1	—%
Dice	5,350	7,853	(2,503)	(32)%
Other corporate expenses	—	1	(1)	(100)%
Total sales and marketing	$9,082	$11,585	$(2,503)	(22)%
Percentage of revenue	28.3%	32.8%

Sales and marketing expenses decreased $2.5 million, or 22% from the same period for the prior year. The ClearanceJobs segment was flat with costs approximating the prior year period. The Dice segment decreased by $2.5 million, of which $1.9 million was due to lower compensation related costs, primarily related to lower headcount, $0.4 million was due to lower discretionary marketing costs, and $0.2 million was due to lower operational costs, including consulting fees and travel. Other corporate expenses was substantially flat with costs approximating the prior year period.

General and Administrative Expenses

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$1,371	$1,464	$(93)	(6)%
Dice	2,480	3,035	(555)	(18)%
Other corporate expenses	3,123	3,075	48	2%
Total General and administrative	$6,974	$7,574	$(600)	(8)%
Percentage of revenue	21.7%	21.5%

General and administrative expenses decreased $0.6 million, or 8% from the same period for prior year. The ClearanceJobs segment decreased $0.1 million due to a decrease in compensation related costs, primarily stock-based compensation. The Dice segment decrease of $0.6 million was driven by a $0.5 million decrease in compensation related costs, primarily stock-based compensation. Other corporate expenses was substantially flat with costs approximating the prior year period.

Depreciation

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$669	$665	$4	1%
Dice	2,693	3,877	(1,184)	(31)%
Other corporate expenses	—	—	—	n.m.
Total Depreciation	$3,362	$4,542	$(1,180)	(26)%
Percentage of revenue	10.5%	12.9%
Depreciation expense decreased $1.2 million, or 26%, compared to the same period in 2024. The ClearanceJobs segment was substantially flat with costs approximating the prior year period. The Dice segment decreased $1.2 million as fixed asset purchases, which are primarily comprised of capitalized development costs, have declined.

Amortization

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Amortization
ClearanceJobs	$126	$—	$126	—%
Dice	—	—	—	n.m.
Other corporate expenses	—	—	—	n.m.
Total Amortization	$126	$—	$126	—%
Percentage of revenue	0.4%	—%
Amortization expense increased $0.1 million compared to the same period in 2024 as $1.6 million of definite lived intangible assets were acquired by ClearanceJobs in the third quarter of 2025. See Note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Restructuring

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Restructuring
ClearanceJobs	$—	$—	$—	n.m.
Dice	—	—	—	n.m.
Other corporate expenses	—	1,111	(1,111)	(100)%
Total Restructuring	$—	$1,111	$(1,111)	(100)%
Percentage of revenue	—%	3.1%
During the three months ended September 30, 2024, the Company recorded a restructuring charge of $1.1 million, which included a reduction of the Company’s then-current workforce by approximately 7%.

Impairment of Intangible Assets

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of intangible assets
ClearanceJobs	$—	$—	$—	n.m.
Dice	9,600	—	9,600	—%
Other corporate expenses	—	—	—	n.m.
Total impairment of intangible assets	$9,600	$—	$9,600	n.m.
Percentage of revenue	29.9%	—%
During the three months ended September 30, 2025, the Company recorded a $9.6 million loss related to the impairment of intangible assets in the Dice segment. See Note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Operating Income (Loss)

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Revenue	$32,123	$35,283	$(3,160)	(9)%
Operating income (loss)	(4,487)	627	(5,114)	(816)%
Operating margin	(14.0)%	1.8%

Operating loss for the three months ended September 30, 2025 was $4.5 million, a negative margin of 14.0%, compared to operating income of $0.6 million, a positive margin of 1.8%, for the same period in 2024, a decrease of $5.1 million. The decrease in operating income and percentage margin was driven by lower revenues and the impairment of intangible assets, partially offset by lower operating expenses in the Dice segment due to the restructuring in the second quarter of 2025 and the restructuring charge in the third quarter of 2024 that did not recur.

Income from Equity Method Investment

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Income from equity method investment	$60	$23	$37	161%
Percentage of revenue	0.2%	0.1%

The Company recorded approximately $0.1 million and was zero, respectively, of income related to its proportionate share of eFinancialCareer's net income for the three months ended September 30, 2025 and 2024. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Interest expense and other	$614	$755	$(141)	(19)%
Percentage of revenue	1.9%	2.1%

Interest expense and other decreased $0.1 million, or 19%, from the prior year, due to lower debt outstanding and lower interest rates on our revolving credit facility during the current period.

Income Taxes

	Three Months Ended September 30,
	2025	2024
	(in thousands, except percentages)
Loss before income taxes	$(5,041)	$(105)
Income tax expense (benefit)	(772)	95
Effective tax rate	15.3%	(90.5)%

The effective tax rate for the three months ended September 30, 2025, differed from the statutory rate due to tax expense of $0.4 million from deduction limitations on executive compensation. The tax rate for the three months ended September 30, 2024, differed from the statutory rate due to tax expense of $0.1 million from the tax impacts of share-based compensation awards.

Earnings (Loss) per Share

	Three Months Ended September 30,
	2025	2024
	(in thousands, except per share amounts)
Net loss	$(4,269)	$(200)

Weighted-average shares outstanding - basic	44,823	44,873
Weighted-average shares outstanding - diluted	44,823	44,873

Basic loss per share	$(0.10)	$—
Diluted loss per share	$(0.10)	$—
Diluted loss per share was $0.10 and flat for the three months ended September 30, 2025 and 2024, respectively. The decrease was driven by lower operating income, as described above, partially offset by an income tax benefit.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenue

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)

ClearanceJobs	$40,940	$40,375	$565	1%
Dice	55,511	66,766	(11,255)	(17)%
Total revenue(1)	$96,451	$107,141	$(10,690)	(10)%

(1) We had previously disclosed that career events were recorded within Dice. Career events have been reclassified between ClearanceJobs and Dice based on the nature of the event for the periods ended September 30, 2025 and 2024.

We experienced a decrease in revenue of $10.7 million, or 10% during the nine month period ended September 30, 2025 as compared to the nine month period ended September 30, 2024. Revenue at ClearanceJobs increased by $0.6 million, or 1%, as compared to the same period in 2024. Continued demand for professionals with government clearance and consistent product releases and enhancements drove the increase despite continued uncertainty around government contracting and defense spending. Revenue at Dice decreased by $11.3 million, or 17%, compared to the prior year due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products.

Cost of Revenue

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Cost of revenue
ClearanceJobs	$5,162	$4,530	$632	14%
Dice	9,841	10,549	(708)	(7)%
Other corporate expenses	66	66	—	—%
Total cost of revenue	$15,069	$15,145	$(76)	(1)%
Percentage of revenue	15.6%	14.1%

Cost of revenue decreased $0.1 million, or 1%, from the prior year period. The ClearanceJobs segment increased $0.6 million due to a $0.4 million increase in compensation related costs, a $0.4 million increase in contractor costs, and a $0.2 million increase in discretionary marketing expenses. The ClearanceJobs increase was partially offset by a $0.3 million decrease in operational costs, primarily web hosting. The Dice segment decreased $0.7 million compared to the prior year period due to a $1.5 million decrease in compensation related costs, primarily headcount and commissions, which was partially offset by a decrease of $0.5 million driven by lower capitalized labor, which increases expense, and a $0.3 million increase in operational costs, primarily consulting and contractor costs.
Product Development Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Product development
ClearanceJobs	$3,918	$3,406	$512	15%
Dice	5,724	10,868	(5,144)	(47)%
Other corporate expenses	215	29	186	641%
Total product development	$9,857	$14,303	$(4,446)	(31)%
Percentage of revenue	10.2%	13.3%

Product development decreased $4.4 million, or 31%, from the prior year period. The ClearanceJobs segment increased $0.5 million driven by lower capitalized labor of $0.2 million, which increases operating expense and a $0.2 million increase in operational costs, primarily from consulting and travel. The Dice segment decreased $5.1 million primarily due to lower compensation related costs of $8.1 million due to lower headcount and a decrease of $0.3 million in operational costs, primarily consulting and software subscriptions, partially offset by lower capitalized labor of $3.2 million, which increases expense. Other corporate expenses increased $0.2 million due to compensation related costs that did not occur in the prior year period.

Sales and Marketing Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$11,043	$11,387	$(344)	(3)%
Dice	19,626	24,734	(5,108)	(21)%
Other corporate expenses	82	181	(99)	(55)%
Total sales and marketing	$30,751	$36,302	$(5,551)	(15)%
Percentage of revenue	31.9%	33.9%

Sales and marketing expenses decreased $5.6 million, or 15% from the prior year period. The ClearanceJobs segment decreased $0.3 million driven by lower compensation related costs of $0.8 million due to lower headcount, partially offset by higher commissions of $0.4 million. The Dice segment decreased $5.1 million driven by lower compensation related costs of $3.6 million due to lower headcount, a $0.9 million decrease in discretionary marketing expenses, and a $0.6 million decrease in operational costs, including consulting, travel and credit card fees.

General and Administrative Expenses

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$3,978	$4,416	$(438)	(10)%
Dice	7,841	8,879	(1,038)	(12)%
Other corporate expenses	8,869	8,802	67	1%
Total general and administrative	$20,688	$22,097	$(1,409)	(6)%
Percentage of revenue	21.4%	20.6%

General and administrative costs decreased $1.4 million, or 6%, from the prior year. The ClearanceJobs segment decreased $0.4 million driven by lower compensation related costs, primarily stock-based compensation and lower headcount. The Dice segment decreased $1.0 million due to a $0.8 million decrease in compensation related costs, primarily stock-based compensation, and a $0.3 million decrease in operational costs, primarily software subscriptions and consulting.
Depreciation

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$2,245	$1,989	$256	13%
Dice	8,862	11,595	(2,733)	(24)%
Other corporate expenses	—	—	—	n.m.
Total depreciation	$11,107	$13,584	$(2,477)	(18)%
Percentage of revenue	11.5%	12.7%
Depreciation expense decreased $2.5 million, or 18%, compared to the same period in 2024. The ClearanceJobs segment increased $0.3 million driven by depreciation related to capitalized development costs, which are recorded as fixed assets. The Dice segment decreased by $2.7 million as fixed asset purchases, which are primarily comprised of capitalized development costs, have declined.
Amortization

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Amortization
ClearanceJobs	$126	$—	$126	—%
Dice	—	—	—	n.m.
Other corporate expenses	—	—	—	n.m.
Total amortization	$126	$—	$126	—%
Percentage of revenue	0.1%	—%
Amortization expense increased $0.1 million compared to the same period in 2024 as $1.6 million of definite lived intangible assets were acquired by ClearanceJobs in the third quarter of 2025. See Note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Restructuring

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Restructuring
ClearanceJobs	$372	$—	$372	—%
Dice	3,844	—	3,844	—%
Other corporate expenses	2,270	1,111	1,159	104%
Total restructuring	$6,486	$1,111	$5,375	n.m.
Percentage of revenue	6.7%	1.0%
During the nine months ended September 30, 2025, the Company recorded restructuring charges of $6.5 million, which were intended to streamline operations, drive business objectives, reduce operating expenses and improve operating margins. During the nine months ended September 30, 2024, the Company recorded a restructuring charge of $1.1 million, which included a reduction of the Company’s then-current workforce by approximately 7%.
Impairment of Intangible Assets

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of intangible assets
ClearanceJobs	$—	$—	$—	n.m.
Dice	9,600	—	9,600	—%
Other corporate expenses	—	—	—	n.m.
Total impairment of intangible assets	$9,600	$—	$9,600	n.m.
Percentage of revenue	10.0%	—%
During the nine months ended September 30, 2025, the Company recorded a $9.6 million loss related to the impairment of intangible assets in the Dice segment. See note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Impairment of Goodwill

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of goodwill
ClearanceJobs	$—	$—	$—	n.m.
Dice	7,800	—	7,800	—%
Other corporate expenses	—	—	—	n.m.
Total impairment of goodwill	$7,800	$—	$7,800	n.m.
Percentage of revenue	8.1%	—%
During the nine months ended September 30, 2025, the Company recorded a $7.8 million loss related to the impairment of goodwill in the Dice segment. See note 10 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Operating Income

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Revenue	$96,451	$107,141	$(10,690)	(10)%
Operating income (loss)	(15,033)	4,599	(19,632)	(427)%
Operating margin	(15.6)%	4.3%

Operating loss for the nine months ended September 30, 2025 was $15.0 million, a negative margin of 15.6%, compared to operating income of $4.6 million, a positive margin of 4.3%, for the same period in 2024, a decrease of $19.6 million. The decrease in operating income and lower percentage margin was primarily driven by lower revenues, the restructuring charges, and impairments, partially offset by lower product development and sales and marketing expense.
Income from Equity Method Investment

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Income from equity method investment	$87	$325	$(238)	(73)%
Percentage of revenue	0.1%	0.3%

During the nine months ended September 30, 2025 and 2024, the Company recorded $0.1 million and $0.3 million, respectively, of income related to its proportionate share of eFinancialCareer's net income. The Company records its proportionate share of eFC's net income three months in arrears. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Impairment of Investment

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of investment	$—	$400	$(400)	(100)%
Percentage of revenue	—%	0.4%

During the nine month period ended September 30, 2024, the Company recognized a loss of $0.4 million related to the impairment of an investment. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Interest expense and other	$1,893	$2,546	$(653)	(26)%
Percentage of revenue	2.0%	2.4%

Interest expense and other decreased $0.7 million, or 26%, in the nine month period ended September 30, 2025 compared to the same period in 2024, primarily due to lower debt outstanding and lower interest rates on our revolving credit facility during the current period.

Income Taxes

	Nine Months Ended September 30,
	2025	2024
	(in thousands, except percentages)
Income (loss) before income taxes	$(16,839)	$1,978
Income tax expense (benefit)	(1,978)	2,747
Effective tax rate	11.7%	138.9%

Our effective tax rate for the nine months ended September 30, 2025, differed from the statutory rate due to tax expense of $0.6 million from the tax impacts of share-based compensation awards, tax expense of $1.9 million from nondeductible impairment charges, tax expense of $0.1 million from deduction limitations on executive compensation, and a tax benefit of $0.4 million from the completion of a federal tax examination related to research credits. The tax rate for the nine months ended September 30, 2024, differed from the statutory rate due to tax expense of $2.0 million from the tax impacts of share-based compensation awards and $0.2 million from state taxes related to research and development expenditures.

Earnings (Loss) per Share

	Nine Months Ended September 30,
	2025	2024
	(in thousands, except per share amounts)
Net loss	$(14,861)	$(769)

Weighted-average shares outstanding - basic	45,224	44,550
Weighted-average shares outstanding - diluted	45,224	44,550

Basic loss per share	$(0.33)	$(0.02)
Diluted loss per share	$(0.33)	$(0.02)

Diluted loss per share was $0.33 and $0.02 for the nine months ended September 30, 2025 and 2024, respectively. The decrease was driven by lower operating income, partially offset by an income tax benefit, as described above.

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
A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2025 and 2024 follows (in thousands):

	Nine Months Ended September 30,
	Dollars
	2025	2024
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(14,861)	$(769)
Interest expense	1,893	2,546
Income tax expense (benefit)	(1,978)	2,747
Depreciation	11,107	13,584
Amortization	126	—
Non-cash stock-based compensation	3,883	6,118
Income from equity method investment	(87)	(325)
Impairment of intangible assets	9,600	—
Impairment of goodwill	7,800	—
Impairment of investment	—	400
Severance, professional fees and related costs	1,779	748
Restructuring	6,486	1,111
Adjusted EBITDA	$25,748	$26,160

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash provided by operating activities	$13,877	$16,676
Interest expense	1,893	2,546
Amortization of deferred financing costs	(109)	(109)
Income tax expense (benefit)	(1,978)	2,747
Deferred income taxes	1,187	350
Change in accrual for unrecognized tax benefits	309	(174)
Change in accounts receivable	(6,018)	(2,572)
Change in deferred revenue	4,475	3,058
Severance, professional fees and related costs	1,779	748
Restructuring	6,486	1,111
Changes in working capital and other	3,847	1,779
Adjusted EBITDA	$25,748	$26,160

A reconciliation of Adjusted EBITDA Margin for the nine months ended September 30, 2025 and 2024 follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Revenue	$96,451	$107,141

Net loss	$(14,861)	$(769)
Net loss margin(1)	(15)%	(1)%

Adjusted EBITDA	$25,748	$26,160
Adjusted EBITDA Margin(1)	27%	24%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenue.

Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the nine months ended September 30, 2025 and 2024 follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash from operating activities	$13,877	$16,676
Cash used in investing activities	$(7,178)	$(11,146)
Cash used in financing activities	$(8,105)	$(7,663)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2025, we had cash of $2.3 million compared to $3.7 million at December 31, 2024.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $49.0 million in borrowing capacity under our $100.0 million Credit Agreement, as defined below, at September 30, 2025. Borrowings are subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $13.9 million and $16.7 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2025 period decreased $2.8 million compared to the same period of 2024 due to lower billings to and cash receipts from our customers, partially offset by lower headcount driving lower payments to employees.

Investing Activities

Cash used in investing activities during the nine-month period ended September 30, 2025 was $7.2 million compared to $11.1 million used in the same period of 2024. Cash used in investing activities in the nine-month period ended September 30, 2025 is primarily comprised of $5.4 million of capitalized development costs and $1.4 million of payments for acquisition. Cash used in investing activities in the nine-month period ended September 30, 2024 is primarily comprised of $9.8 million of capitalized development costs and $1.0 million of costs associated with the Company's office space.

Financing Activities

Cash used in financing activities during the nine-month period ended September 30, 2025 was $8.1 million and was driven by $6.1 million related to share repurchases and $2.0 million of net payments on long-term debt. Cash used in financing activities during the nine-month period ended September 30, 2024 was $7.7 million and was driven by $6.0 million of net payments on long-term debt and $1.7 million related to share repurchases.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Financing and Capital Requirements

Credit Agreement

In June 2022, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc.,entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which matures in June 2027. Under the Credit Agreement, we have a $100 million revolving credit facility, with an expansion option of $50 million, bringing the total facility to $150 million, with $30.0 million of borrowings on the facility at September 30, 2025. The Company has $49.0 million available for future borrowings, subject to the terms of the Credit Agreement, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 6.66% (the rate in effect on September 30, 2025) on our current borrowings, interest payments are expected to be $0.5 million from October 1, 2025 to December 31, 2025, $2.0 million in 2026, and $1.0 million in 2027. The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of September 30, 2025, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 10 in the notes to the condensed consolidated financial statements included elsewhere in this report and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of September 30, 2025, the value of our lease right-of-use asset was $5.8 million and the value of our lease liability was $9.5 million. See Note 6 to the condensed consolidated financial statements included elsewhere in this report for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of September 30, 2025, we recorded approximately $0.8 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2025, are $0.8 million of tax benefits that would affect the effective tax rate if recognized. The Company believes it is reasonably possible that as much as $0.2 million of its unrecognized tax benefits may be recognized in the next 12 months.

The Board approved a stock repurchase program that permits the Company to repurchase its common stock. During the nine months ended September 30, 2025, the Company repurchased 1.9 million shares for $4.6 million. As of September 30, 2025, the value of shares available to be purchased under the current plan was $0.4 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See Note 13 to the condensed consolidated financial statements included elsewhere in this report for further information. The Company completed such repurchases during October 2025.

In November 2025, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $5 million of its common stock through November 2026.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the SOFR or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, as determined by our most recent consolidated leverage ratio. As of September 30, 2025, we had outstanding borrowings of $30.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.3 million, based on the balances outstanding for these borrowings as of September 30, 2025.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 12 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. Except as set forth below, as of November 10, 2025, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The ongoing federal government shutdown and potential further funding lapses could have a material adverse effect on our results of operations.

As of the date of this report, the U.S. federal government is in a partial shutdown due to a lapse in congressional appropriations. This shutdown has resulted in furloughs of certain federal employees and the suspension or delay of various government activities, including hiring by various U.S. government agencies and could impact hiring by U.S. government contractors.

Because the value of our business to our customers, and in particular, ClearanceJobs, is dependent in part on hiring by U.S. government agencies and contractors, our business may be directly or indirectly affected by the suspension or delay of federal hiring or hiring suspensions by U.S. government contractors as government activities are suspended. Demand for recruitment packages, job postings or advertisements and for talent acquisition services in general could be materially adversely affected by this or future government shutdowns.

Although prior shutdowns have typically been resolved within a few weeks and their overall economic impacts have been limited, there can be no assurance as to the duration or ultimate effects of the current shutdown or the possibility of additional funding lapses in the future. Management continues to monitor developments closely and to evaluate potential risks and mitigation measures.

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

The following table summarizes the stock repurchase plans approved by the board of directors over the past two years:

	February 2025 to October 2025(1)	February 2023 to February 2024(2)
Approval Date	February 2025	February 2023
Authorized Repurchase Amount of Common Stock	$5 million	$10 million

(1) During October 2025, the Company completed the stock repurchase program approved in February 2025, bringing total authorized purchases under the plan to 2.1 million shares for $5.0 million.
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

Stock repurchases during the three months ended September 30, 2025 were as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2025	237,569	$2.84	176,482	$2,035,724
August 1 through August 31, 2025	173,423	$2.57	171,026	$1,594,941
September 1 through September 30, 2025	393,153	$2.92	393,153	$445,099
Total	804,145		740,661	$—
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

Item 5.    Other Information

During the three month period ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulations S-K.

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

Date:	November 10, 2025	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President, Chief Executive Officer
(Principal Executive Officer)

		By:	/S/ Greg Schippers
Greg Schippers, Chief Financial Officer
(Principal Financial Officer)