Form 10-K
period 2025-12-31
DHI GROUP, INC.
filed 2026-02-12
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________________
FORM 10-K
______________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $122,000,000 as of June 30, 2025, the last business day of the registrant’s second fiscal quarter of 2025. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners, if any, of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of February 6, 2026, there were 44,970,004 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2025.

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
•write-offs of goodwill, tradename and intangible asset, investments, and right-of-use asset
•backlog not accurately representing future revenue;
•competition from existing and future competitors;
•changes in the recruiting and career services business and technologies, and the development of new products and services
•macroeconomic conditions including, government shutdowns; the impact of initiatives to restructuring or streamlining government agencies such as Department of Government Efficiency Workforce Optimization initiative ("DOGE");
•the risk that AI models will reduce demand for technology professionals in the workforce;
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
•compliance with the continued listing standards of the New York Stock Exchange;
•volatility in our stock price;
•differences between estimates of financial projections and future results;
•failure to maintain internal controls over financial reporting;
•results of operations fluctuating on a quarterly and annual basis;
•our Section 382 Rights Plan may have an anti-takeover effect;
•anti-takeover provisions in our governing documents making changes to management difficult; and
•disruption resulting from unsolicited offers to purchase the company;

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
•potential government shutdown and further funding lapses;
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

PART I

Item 1.    Business

Introduction and Summary

This section provides an overview of DHI Group, Inc. (“DHI,” the "Company," "we," "us," or "our"). Please see our consolidated financial statements included elsewhere in this report for additional discussion regarding our results of operations for the year ended December 31, 2025.

(in thousands)	FY 2025	FY 2024	Change
Revenues	$127,826	$141,926	(10)%
Operating income (loss)	$(11,373)	$6,325	n.m.
Income (loss) before income taxes	$(14,688)	$2,950	n.m.
Net income (loss)(1)	$(13,510)	$253	n.m.
Net income (loss) margin	(11)%	—%	n.m.
Diluted earnings (loss) per share(1)	$(0.30)	$0.01	n.m.
Net cash flows from operating activities	$21,102	$21,045	—%
Fixed asset purchases	$(7,309)	$(13,932)	(48)%

Adjusted EBITDA (2)	$35,103	$35,313	(1)%
Adjusted EBITDA Margin (2)	27%	25%	n.m.

(1) For the year ended December 31, 2025, net loss and diluted loss per share includes the net negative impact of non-cash stock-based compensation, restructuring, impairments, and severance, professional fees and related costs of $32.8 million ($26.7 million net of tax) and discrete tax items of $0.1 million, resulting in a net negative impact of $26.8 million, or $0.59 per diluted share. For the year ended December 31, 2024, net income and diluted earnings per share includes the net negative impact of non-cash stock-based compensation, restructuring, impairment, gain on investment, and severance, professional fees, and related costs of $11.2 million ($8.5 million net of tax) and discrete tax items of $2.3 million, resulting in a net negative impact of $10.8 million, or $0.23 per diluted share.
(2) For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures” located elsewhere in this report.

2025 Highlights	2025 was a transformative year for DHI, marked by expanded product offerings across ClearanceJobs and Dice and a streamlined workforce that drove greater organizational efficiency. The acquisition of AgileATS strengthened ClearanceJobs’ portfolio by introducing a new service offering that delivers an end-to-end solution in the government technology (GovTech) recruiting market, expanding the brand’s total addressable market. Meanwhile, Dice made significant advancements to its platform, substantially reducing legacy technical debt and enabling the launch of modern tools that empowers employer self-service and enhances job discovery and matching for candidates seeking technology roles.

Financial Performance
In a year shaped by unprecedented macroeconomic volatility and a softened technology hiring market coupled with headwinds in government hiring, the Company experienced a revenue decline of 10% year-over-year. Despite these near-term challenges, the Company made meaningful progress modernizing its brand platforms and strengthening differentiation in AI-driven talent acquisition and making fiscally responsible decisions. These strategic investments position the Company to capitalize on improving economic conditions and renewed hiring activity.

ClearanceJobs and Dice 2025 revenue renewal rates remained solid at 89% and 72%, respectively, while retention rates for the year were 106% for ClearanceJobs and 94% for Dice, demonstrating larger more stable clients continue to find value in its services. Our churn continued to be associated with smaller clients with less than $15,000 annual spend.

DHI's net income margin declined to -11% while our Adjusted EBITDA[1] margin increased to 27% while continuing to invest in products and services to deliver value to clients and candidates.

Recognizing the continued risks inherent in the economy, the Company continued to target a leverage ratio[2] of ~1.0 times Adjusted EBITDA. Cash was $2.9 million at year end and total debt was $30 million under our $100 million facility.

Transforming tech hiring and expanding the security-cleared hiring mission
ClearanceJobs meaningfully advanced its mission and expanded its service offering with the acquisition of AgileATS, which is a premium offering to ClearanceJobs’ clients, particularly small and mid-sized employers which lack a dedicated applicant tracking system.

ClearanceJobs launched Premium Candidate Experience, a subscription which enables security-cleared talent on the platform to pay a fee to heighten their presence to recruiters on the CJ platform, the first ever candidate monetization opportunity in CJ’s offering.

Dice launched its new Employer Experience, a comprehensive redesigned platform that modernizes tech hiring with AI-powered tools, streamlines workflows and enhances candidate targeting to help recruiters connect with qualified tech talent faster and more efficiently.

Dice also launched a modernized dashboard and job detail page to enhance performance and update match features to help candidates better evaluate job fit, making it easier find similar jobs and stay engaged with employers.

An empowered and engaged team	In recognition of DHI’s culture of inclusivity and making DHI an ideal employer, the Company received several employer awards including earning Great Place to Work for the fourth year in a row, landing #44 on the list of America’s Most Loved Workplaces as featured in the Wall Street Journal, and earning a Best Company to Work for from U.S. News & World Report for the second year in a row. The Company was recognized specifically as a loved workplace for inclusivity, for parents and caregivers, and for mental health care.

(1) For a description of these non-GAAP measures and reasons why management believes they provide useful information to investors, please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures” located elsewhere in this report.
(2) Leverage Ratio is computed by dividing debt by Adjusted EBITDA.

Company Profile

DHI was incorporated in Delaware on June 28, 2005 and is a leading provider of artificial intelligence-powered software products, online tools and services to deliver career marketplaces to candidates and employers. DHI's brands — ClearanceJobs and Dice — enable recruiters and hiring managers to efficiently search, match and connect with highly skilled technologists in specialized fields, particularly technology and those with active government security clearances. Our mission is to empower technology professionals and organizations that hire them to compete and win through expert insights and relevant employment connections by delivering three key value propositions:

•Providing the best search and match solution for recruiters and employers through software services;
•Delivering the most relevant and personalized technology career related content; and
•Aggregating and analyzing workforce intelligence data to deliver specialized insights.

The majority of our revenues in 2025 were generated through the sale of recruitment packages, which allow customers to promote jobs on our websites, source candidates through our resume databases and connect with candidates in a two-sided marketplace model. Recruitment packages are typically provided through contractual arrangements with annual, quarterly or monthly payment terms.

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
•Other Services. In connection with our ClearanceJobs and Dice brands, DHI offers other services such as: 1) virtual and live career events; 2) talent sourcing services, which is a premium staffing service delivering sourced and screened contract or full-time candidates to recruiters and employers; 3) applicant tracking system, a premium add-on service to automate job postings, streamline workflows and enhance sourcing capabilities; and 4) content and data services that provides tailored content to help professionals manage their careers and provide employers insight into recruiting strategies and trends.

Industry and Skill Focused Brands
During 2025 we offered our talent acquisition and career development products and tools through the following brands:

Service	Yrs. in Operation	Specialized Focus	Primary Source of Revenues
ClearanceJobs	23	Security-cleared professionals	Recruitment packages[1]
Dice	35	Technology and engineering in the U.S.	Recruitment packages[1]
[1] Recruitment packages are subscription based products that provide access to our candidate profiles and/or the ability to post jobs.

ClearanceJobs ClearanceJobs is the leading online career community dedicated to connecting security-cleared professionals with employers in a secure and private environment to fill the jobs that safeguard our nation. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize ClearanceJobs to quickly and easily find candidates with specific, active or current security clearance requirements in a range of disciplines. The platform provides opportunities for employers and candidates to engage in real-time through messaging and live video, and for employers to promote differentiators through a multitude of branding products and features. ClearanceJobs had approximately 56,000 job postings as of December 31, 2025 and during 2025, ClearanceJobs had, on average, 967,000 monthly users. Approximately 90% of ClearanceJobs revenue was derived from recruitment packages in 2025.

Dice has been a go-to destination for technology and engineering talent in the United States for 35 years. The job postings available on Dice, from both technology and non-technology companies across many industries, include positions for software engineers, big data professionals, systems administrators, database specialists, project managers, and a variety of other technology and engineering professionals. Dice had approximately 83,000 job postings as of December 31, 2025 and during 2025, Dice had, on average, approximately 1.5 million monthly users.

Customers can purchase recruitment packages, job postings or advertisements. Recruitment packages offer our customers the ability to access candidate profiles and post jobs. Candidate Match and Search on Dice is powered by IntelliSearch, a proprietary machine-learning technology that is foundational to many Dice products and services. Approximately 90% of Dice revenue was derived from recruitment packages in 2025.

Dice offers AI-driven tools, advice and support to help U.S. tech professionals registered on the platform find relevant jobs, evaluate companies and connect with recruiters. Built within the platform is a highly specialized taxonomy which maps 100,000+ skills and associates job skill terms with a job skill listed on a candidate's profile. Coupled with Dice's AI tools, the taxonomy delivers a variety of services to help tech professionals find ideal jobs. Tech professionals can build profiles, post resumes, search jobs and access career-related content, tech career and hiring news and tools. To help make their job search more efficient, Dice job alerts deliver personalized opportunities to candidates through features like IntelliSearch job recommendations and Dice Match capabilities. Professionals can also learn more about a company’s tech culture, tech stack and what it’s like to work on the tech team through company profiles, then connect and chat with recruiters and hiring teams to talk directly about fit.

Our Industry

We primarily operate in the talent discovery and acquisition segment of the broader market for human capital management services through career sites for technology professionals. There is a shortage of skilled technology professionals worldwide and we believe that the overall demand for talent acquisition and career development products and services has significant long-term growth potential.

We also believe that certain industries that employ highly-skilled and highly-paid professionals will experience particularly strong demand for effective recruiting solutions due to the scarcity of such professionals. For example, as of December 2025, the seasonally unadjusted U.S. unemployment rate was 3.3% for computer-related occupations as compared to the overall national average of 4.4%, seasonally adjusted. We believe that there are five major trends that will continue to shape demand for talent acquisition services:

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

Building indispensable tech-focused career marketplaces. ClearanceJobs has established a unique franchise in the market for cleared professionals, many with tech experience. Built on a unique cohort of candidates and specialized employer and recruiter tools together, ClearanceJobs is a highly interactive two-sided marketplace environment. These attributes provide clear and measurable return on investment for clients and have contributed to ClearanceJobs growing its revenue each year for over ten years. With over 20 years in the market, we believe ClearanceJobs is an indispensable and valuable business. In 2025, ClearanceJobs executed on its expanded mission by offering AgileATS as a premium service for clients, particularly small and mid-sized employers which lack a dedicated applicant tracking system. We continue to transform our Dice brand into a similar career marketplace customized for the needs of its unique candidate and client communities. Since 2021, we have launched products and services as part of Dice's career marketplace, eliminating tech debt and modernizing with tools and features which create more efficiency in the recruiting process. In 2024, Dice leveraged its All Jobs strategy to increase job volume for professionals, released a number of features to expand the marketplace and create higher engagement between employers and tech candidates on the platform. In 2025 Dice launched Dice Employer Experience, a comprehensive platform redesign that modernizes tech hiring with AI-powered tools, streamlined workflows, and enhanced candidate targeting.

Investing in functional excellence and product innovation. Since joining DHI in 2018, CEO Art Zeile has built a leadership team capable of driving growth and supporting a culture of high performance. The leadership team continually advances their functional areas to drive results in the business, working towards the common goal of launching and landing innovative products in the market. Specifically, in 2025 the Company released a number of products to help employers find tech candidates and to help technologists further their careers. At ClearanceJobs these products include: ClearanceJobs Expanded Multi-Factor Authentication, ClearanceJobs Live Enhancements, Candidate Experience Personalization, AgileATS and Premium Candidate Experience. At Dice these products include: Dice Technologist Dashboard, Easy Post for SmartRecruiters ATS, a Candidate homefeed redesign, and the Dice Employer Experience Platform.

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

Transforming our sales and customer success efforts to drive growth. As early leaders in online talent acquisition, DHI’s brands have a legacy of strong recurring clients and revenue and, as a result, renewals have historically provided the majority of the Company’s revenues. We believe there is significant opportunity to grow our customer base and expand to new revenue opportunities, particularly with smaller employers by providing the ability for new clients to purchase recruitment packages online, and with staffing solutions at the contract or full-time level. At ClearanceJobs, growing relationships directly with government agencies as well as expanding into providing applicant tracking system tools as a premium or add-on service provides a new revenue stream for sales employees. Our customer success team executed new strategies to drive proactive external engagement and report real-time feedback to better include the customer voice to influence our product roadmap. We plan to continue growing our sales team as opportunities arise.

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

We sell our products and services primarily through our direct sales force and agency partner channel. Our sales team is organized by brand, market segment, and geography and targets Fortune 1000 companies, large staffing and recruiting firms and other large and mid-size businesses. Our strategy in 2025 focused on continuing to execute against our solution-oriented sales approach and training sales team members to sell new features such as applicant tracking systems or talent sourcing services. In addition, we continued to focus on customer engagement to drive best-in-class customer satisfaction scores. As of December 31, 2025, we employed 94 sales, marketing, and support personnel in the United States.

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

Customers

We currently serve a diversified customer base consisting of approximately 9,100 customers in total. No one customer accounted for more than 10% of our revenues in 2025. Our customers include small, mid-sized and large direct employers, staffing companies, recruiting agencies, consulting firms and marketing departments of companies. As of December 31, 2025 notable customers of the ClearanceJobs and Dice businesses included AT&T, Adecco, CACI, Cisco, Capital One, General Dynamics, Kforce, Microsoft, and Northrop Grumman.

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

We generally pursue the registration of the material service marks we own in the United States and internationally, as applicable. We own a number of registered, and unregistered trademarks and service marks that we use in connection with our businesses. Our trademarks and registered trademarks in the United States include the stylized designs for CLEARANCEJOBS.COM, DICE, the plain usage of clearancejobs.com, the stylized "Dice" logo and social media "D" logo, and both the black and white and colorized ClearanceJobs logo. Registrations for trademarks may be maintained indefinitely, as long as the trademark owner continues to use and police the trademarks and timely renews registrations with the applicable governmental office. Although we generally pursue the registration of our material service marks and other material intellectual property we own, where applicable, we have trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We have not registered the copyrights in the content of our websites and do not intend to register such copyrights.

The steps we have taken to protect our copyrights, trademarks, service marks and other intellectual property may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and affect our competitive position. See Item 1A. Risk Factors "Misappropriation or misuse of our intellectual property could harm our reputation, affect our competitive position and cost us money.”

Investments

DHI has made no significant investments through acquisitions during the past three years. See also Note 8 of the notes to consolidated financial statements.

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

We are subject to federal, state and local laws and regulations regarding privacy and protection of data. Our privacy policies and terms of use agreements describe our practices concerning the use, storage, transmission and disclosure of user data. Any failure by us to comply with our privacy policies or terms of use agreements, or privacy-related laws and regulations, could result in proceedings against us by governmental authorities or others, which could harm our business. The interpretation of these privacy and data protection laws and various regulators’ approach to their enforcement, as well as our products and services, continue to evolve over time. We face the risk that these laws may be interpreted and applied in conflicting ways in different jurisdictions or in a manner that is not consistent with our current data protection practices, or that new and unclear laws will be enacted. There currently are a number of proposals pending before federal, state, and local legislative and regulatory bodies. There are laws as well as a number of legislative proposals in the United States, at both the federal and state level, that impose obligations in areas affecting our business, or may do so in the future. For example, California adopted the California Consumer Privacy Act of 2018, or CCPA, which became effective on January 1, 2020. The CCPA has been characterized as the first privacy statute of its kind to be enacted in the United States as it includes significant penalties for non-compliance, as well as creating the right for consumers to bring a private action in certain circumstances. On November 3, 2020, California enacted the California Privacy Rights Act ("CPRA"). The CPRA, which went into effect on January 1, 2023, expands upon the protections provided by the CCPA, including new limitations on the sale or sharing of consumers’ personal information, and the creation of a new state agency to enforce the CPRA’s protections. The CPRA was further amended effective January 1, 2026 to include, among other requirements, additional audit requirements and risk assessments to which we may be subject. In addition, numerous state legislatures have passed, or are contemplating passing legislation similar in nature to the CPRA. To the extent these laws differ from existing laws, our compliance efforts will be further complicated.

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

Furthermore, favorable laws may change, including, for example, the 2025 U.S. Court of Appeals 6th Circuit decision striking down net neutrality regulations. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense, or otherwise negatively affect our business.

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

Human Capital Disclosures

Employees

As of December 31, 2025, we had approximately 270 employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees and experienced solid engagement among team members during the year as evidenced by results from our annual engagement survey and below average turnover rate. We offer flexible work schedules, abbreviated hours on Fridays, flexible paid time off and remote working opportunities for all team members to promote work/life balance. We have made it a priority to support our employees as they work from home, including increased flexibility surrounding personal and family commitments and a quarterly work from home stipend. The Company budgets for professional development training at the functional group level. Additionally, the Company has a tuition reimbursement program designed to provide employees with financial assistance in continuing their education.

Inclusion

Inclusion remains a key priority for the Company. The backgrounds, skills and experiences of executive officers, board members, and employees are important to both our values and performance. We believe that a diverse board, management team and workforce that is reflective of our customer base will position us to better understand customers’ wants and needs, which we believe drives our ability to deliver superior customer value and successfully innovate. Diverse perspectives amongst our management team and board allows them to evaluate issues through different experiences and perspectives and help guide the Company in a thoughtful way. The Company’s internal Diversity, Equity and Inclusion program is based on promoting a culture of inclusivity, and includes Allyship training, which teaches team members how to better support regardless of individual differences. Additionally, all team members participated in career training to create a strategic action plan for their 2025 goals. The Company has employee resource groups led by employees to share experiences and have a safe, confidential space. The internal policies of the Company encourage attracting candidates in the widest talent pool ensuring that all team members are treated fairly and equally, amongst other things. In 2025, the Company continued its practice of offering inclusive fertility benefits which support all paths to parenthood and benefits to cover travel expenses related to women's health.

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

We may not be successful in pursing our tech-focused strategy, which includes narrowing priorities to initiatives related to connecting technology professionals with employers across all industries. There can be no assurance that the allocation of resources behind our Tech-focused business and sales and marketing efforts will result in the strengthening of our competitive position, the failure of which could have a material adverse effect on our financial condition and results of operations. As a result of our strategic focus on technology professionals and the divesting of our businesses operating in and focused on different professions, we have an increased dependence on the demand for technology-focused professionals and may not have the mitigating benefits of exposure to a portfolio of diverse professions in the event of a downturn in the demand for such technology professionals. For example, in 2024 and 2025 several large technology companies underwent planned layoffs. If the need for technology professionals decreases, whether because there is reduced demand for technologists by our customers, as a result of macroeconomic conditions affecting their businesses, the aforementioned layoffs, reductions in hiring or otherwise, our ability to sell recruitment packages to our customers may be adversely impacted.

A write-off of all or a part of our goodwill and intangible asset would hurt our operating results.

We have significant intangible assets and goodwill. As of December 31, 2025, we had $120.6 million and $15.5 million of goodwill and acquired intangible assets, respectively, on our balance sheet, which represented approximately 64% and 8%, respectively, of our total assets. We do not amortize goodwill or our indefinite-lived acquired intangible asset, which is the Dice trademarks and brand name, under U.S. GAAP and instead are required to review them at least annually for impairment. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. DHI has experienced impairment charges in the past. In the event an impairment is identified again in the future, a charge to earnings would be recorded. Although it would not affect our cash flow or liquidity position, a write-off in future periods of all or a part of our goodwill or intangible asset would have a material adverse effect on our overall results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Indefinite-Lived Acquired Intangible Assets.”

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

The market for career services is highly competitive and barriers to entry in the market are relatively low. There are multiple generalist job boards, as well as a number of existing and emerging alternative business models seeking to compete in our target markets. We do not own any patented technology that would expressly preclude or inhibit competitors from entering the recruiting and career development services market. We compete with other companies that direct all or portions of their websites toward certain segments or sub-segments of the industries we serve. We compete with generalist job boards, some of which have substantially greater resources and brand recognition than we do, such as Indeed, ZipRecruiter, and Seek, which, unlike specialist job boards, permit customers to enter into a single contract to find professionals across multiple occupational categories and attempt to fill all of their hiring needs through a single website, as well as job boards focused specifically on the industries we service, such as Stack Overflow and Upwork. We also may compete with newspaper and magazine publishers, as well as national and regional advertising agencies, executive search firms and search and selection firms that carry classified advertising, many of whom have developed, begun developing or acquired new media capabilities, such as recruitment websites, or have recently partnered with generalist job boards. We also compete with general business sites and print publications, as well as technology news and information community sites, such as Google News and Reddit.com. In addition, we face competition from aggregators of classified advertising, including TalentBin, Entelo, JobDiva, Daxtra, CEIPAL, and Google. Social and professional networking sites, such as LinkedIn, Facebook, X and Google compete with us in providing professional services. We also compete with new competitors, including career-focused community sites such as Glassdoor and talent relationship management software providers such as Avature and Symphony Talent, and emerging competitors with new business models and products that customers are more willing to trial during periods when talent is scarce.

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

We believe that establishing and maintaining the identity of our brands, ClearanceJobs and Dice is critical in attracting and maintaining the number of professionals and customers using our services, and that the importance of brand recognition will increase due to the growing number of services similar to ours and relatively low barriers to entry. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality recruiting and career development services. If users do not perceive our existing career and recruiting services to be of high quality, or if we introduce new services or enter into new ventures that are not favorably received by users, the uniqueness of our brands could be diminished and accordingly the attractiveness of our websites to professionals and customers could be reduced. We may also find it necessary to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we cannot provide high quality career services, fail to protect, promote and maintain our brands or incur excessive expenses in an attempt to improve our career services or promote or maintain our brands, our business, results of operations, financial condition and liquidity could be materially adversely affected.

Our business is largely based on customers who purchase recruitment packages. Any failure to increase or maintain the number of customers who purchase recruitment packages could adversely impact our revenues.

Our customers typically include recruiters, staffing firms, consulting firms and direct hiring companies. Customers can choose to purchase recruitment packages, classified postings, advertisements, or career fair and recruitment event booth rentals. Most of our revenues are generated by the fees we earn from our customers who purchase recruitment packages. Our growth depends on our ability to retain our existing recruitment package customers and to increase the number of customers who purchase recruitment packages, as well as introduce new pricing options. Any of our customers may decide not to continue to use our services in favor of alternate services, lack of need, or because of budgetary constraints or other reasons. We cannot guarantee that we will be successful in continuing to attract new customers or retaining existing customers or that our future sales efforts in general will be effective. If our existing customers choose not to use our services, decrease their use of our services, or change from being recruitment package customers to purchasing individual classified postings, our services, job postings and resumes posted on our websites could be reduced, search activity on our websites could decline, the usefulness of our services to customers could be diminished, and we could experience declining revenues and/or incur significant expenses. ClearanceJobs recruitment package customers at December 31, 2025, 2024, and 2023 were 1,775, 1,949, and 2,055, respectively, while, Dice recruitment package customers at December 31, 2025, 2024, and 2023 were 4,132, 4,711, and 5,492, respectively.

If we fail to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, our revenues could decline.

The value of our websites to our customers is dependent on our ability to continuously attract professionals with the experience, education and skill-sets our customers seek. For example, the professionals who post their resumes on ClearanceJobs.com and Dice.com are generally highly educated, have extensive work experience, and the majority are currently employed. To grow our businesses, we must continue to convince qualified professionals that our services will assist them in finding employment, so that customers will choose to use our services to find employees. If we are unable to increase the number of professionals using our websites, or if the professionals who use our websites are viewed as unattractive by our customers, our customers could seek to list jobs and search for professionals elsewhere, which could cause our revenues to decline.

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

Our success and ability to compete are dependent in part on the strength of our intellectual property rights, the content included on our websites, the goodwill associated with our patent, trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws (if necessary) to protect them. Our intellectual property includes, among other things, the content included on our websites, our logos, brands, domain names, a patent, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities and the content included on our websites. We also own a number of registered trademarks and service marks that we use in connection with our business, including both plain text and stylized CLEARANCEJOBS.COM and DICE as well as stylized DHI, the stylized "D" utilized on Dice social media and both plain and colorized ClearanceJobs logos. Although we generally pursue the registration of material service marks and other material intellectual property we own, where applicable, we have copyrights, trademarks and/or service marks that have not been registered in the United States and/or other jurisdictions. We generally enter into confidentiality and work-for-hire agreements with our employees, consultants, and vendors to protect our intellectual property rights. We also seek to control access to and distribution of our technology, documentation and other proprietary information as well as proprietary information licensed from third parties. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. The steps we have taken to protect our proprietary rights may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property rights. If this were to occur, it could harm our reputation and affect our competitive position. It could also require us to spend significant time and money in litigation. In addition, the laws of foreign countries do not necessarily protect intellectual property rights to the same extent as the laws of the United States. We have licensed in the past (on a royalty free basis), and may license in the future, various elements of our distinctive trademarks, service marks, trade dress, content and similar proprietary rights to third parties. We may enter into strategic marketing arrangements with certain third parties pursuant to which we license our trademarks, service marks and content to such third parties in order to promote our brands and services and to generate leads for our businesses. While we attempt to ensure that the quality of our brands is maintained by these licensees, we cannot assure that third-party licensees of our proprietary rights will always take actions to protect the value of our intellectual property and reputation, and if they fail to do so, such failure could adversely affect our business and reputation.

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

As of December 31, 2025, we had $30.0 million of outstanding indebtedness under our credit agreement dated June 10, 2022 (the “Credit Agreement”) and the facility provides capacity for us to borrow an additional $51.0 million, subject to the terms of the Credit Agreement. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions, if necessary, on a timely basis or on terms satisfactory to us or at all.

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

We may be able to incur substantial additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, including compliance with various financial conditions. Additional indebtedness incurred in compliance with our existing debt could be substantial. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factors would increase. As of December 31, 2025, we had $30.0 million in total indebtedness with additional borrowing capacity of $51.0 million, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement.

Risks Related to Our Technology

Issues in the development and use of artificial intelligence ("AI") may result in reputational harm or liability.

We continue to incorporate AI into our offerings when appropriate and beneficial and have a company AI usage policy that details when and how AI can be utilized within our business operations. We maintain a policy governing AI usage that focuses on the balance between data and infrastructure security and protection and utilization of AI to enhance business objectives. We expect these elements of our business to grow. We envision a future in which AI's incorporation into our products helps our customers be more productive in their work. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI models may reduce the demand for technology professionals in the workforce. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Content generated by AI systems may be offensive, illegal, or otherwise harmful. Ineffective or inadequate AI development or deployment practices by the Company or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues or may have broad impacts on society. If we enable or offer AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience brand or reputational harm.

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

We continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations. For example, California adopted the CCPA, which became effective on January 1, 2020 and was replaced and expanded upon by the CPRA, which was enacted on November 3, 2020 and went into effect on January 1, 2023. The CCPA established a new privacy framework for covered businesses by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CPRA expanded on these protections by introducing new limitations on the sale or sharing of consumers' personal information and the creation of a new state agency to enforce the regulations. In addition, numerous state legislatures have passed, or are contemplating passing, legislation similar in nature to the CPRA. The CPRA was again amended effective January 1, 2026 implementing, among other things, data minimization requirements and additional processes surrounding consumer verification rights. To the extent these laws differ from existing laws, our compliance efforts will be further complicated.

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

Our revenues are generated primarily from servicing customers seeking to hire qualified professionals in the technology and security-cleared sectors. Demand for these professionals tends to be tied to economic and business cycles. Increases in the unemployment rate, specifically in the technology industry, cyclicality or an extended downturn in the economy could cause our revenues to decline. For example, in 2024, employers reduced or postponed their recruiting efforts, including their recruitment of professionals in the technology industry. As of December 2025, the seasonally unadjusted U.S. unemployment rate was 3.3% for computer-related occupations as compared to the overall national average of 4.4%, seasonally adjusted. The increase in unemployment and decrease in recruitment activity experienced during 2008 and 2009 resulted in decreased demand for our services. During 2009, we experienced a 29% decline in revenues compared to 2008. If an economic environment similar to those experienced during 2008 and 2009 returns, or if the environment of lower tech hiring we've experienced in recent years continues, our ability to generate revenue may be adversely affected.

In addition, the general level of economic activity in the regions and industries in which we operate significantly affects demand for our services. When economic activity slows, many companies hire fewer employees. Therefore, our operating results, business and financial condition could be significantly harmed by an extended economic downturn or future downturns, especially in regions or industries where our operations are heavily concentrated. Our results could be further impacted by other macroeconomic conditions including government shutdowns and the impact of initiatives to restructure or streamline government agencies such as the Department of Government Efficiency Workforce Optimization ("DOGE") initiative. Further, we may face increased pricing pressures during such periods as customers seek to use lower cost or fee services. Additionally, the labor market and certain of the industries we serve have historically experienced short-term cyclicality. For example, if the demand for technology professionals decreases, it may be more difficult to sell recruitment packages to our customers. It is difficult to estimate the total number of passive or active job seekers or available job openings in the United States or abroad during any given period. If there is a labor shortage, qualified professionals may be less likely to seek our services, which could cause our customers to look elsewhere for attractive employees. Such labor shortages would require us to intensify our marketing efforts toward professionals so that professionals who post their resumes on our websites remain relevant to our customers, which would increase our expenses. Furthermore, if there is a shortage of available job openings in a particular region or sector we serve, the number of job postings on our websites could decrease, causing our business to be adversely affected.

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

Potential federal government shutdowns and funding lapses could have a material adverse effect on the results of our operations.

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

Although most shutdowns have typically been resolved within weeks and their overall economic impacts have been limited, there can be no assurance as to the duration or ultimate effects of the current shutdown or the possibility of additional funding lapses in the future. Management continues to monitor developments closely and to evaluate potential risks and mitigation measures.

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

The Company maintains a Security Council that regularly meets to review current or potential threats. The Security Council's membership consists of the following: the Company's Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Information Officer, Director of Systems Engineering, and Internal Audit Director. We also employ a Security Department responsible for cybersecurity across the organizations. The individuals in this department are vetted for their experience and expertise before joining the team and maintain continued education and training each year using our enhanced learning program. This department's responsibilities include cyber security risk management, security operations, awareness training, incident response, industry awareness and reporting. The team assesses and maintains awareness of global cyber security threats by using several services and notifications from our vendors. The team then considers each of these threats as applied to our environment, process, operations, vendors and clients. The Security Council is led by the Chief Information Officer, and Director of Systems Engineering, each of whom have a depth of knowledge and experience in the cyber security space.

Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program, while the Audit Committee is directly responsible for oversight of the Company's cybersecurity and is briefed by the Security Council on a quarterly basis. Members of the Audit Committee receive updates on a quarterly basis from senior management, including leaders from impacted and responsible teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

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

Item 2.    Properties

We do not own any properties. Our corporate headquarters is located at 6465 South Greenwood Plaza, Suite 400, Centennial, Colorado, where we lease approximately 36,000 square feet. We lease approximately 25,000 square feet in West Des Moines, Iowa and 12,000 square feet of office space in New York, New York. All of our properties are leased for our ClearanceJobs and Dice segments, as well as our Corporate functions.

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

Holders

As of December 31, 2025, there were 17 stockholders of record of our common stock. A significant number of the outstanding shares of common stock, which are beneficially owned by individuals and entities, are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

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

Purchases of Equity Securities by the Issuer

Our board of directors approved a stock repurchase program that permitted the Company to repurchase our common stock. The following table summarizes the stock repurchase plans approved by the board of directors over the past three fiscal years:

	November 2025 to November 2026(1)	February 2025 to October 2025(2)	February 2023 to February 2024(3)	February 2022 to February 2023(4)
Approval Date	November 2025	February 2025	February 2023	February 2022
Authorized Repurchase Amount of Common Stock	$5 million	$5 million	$10 million	$15 million
(1) During November 2025, the Company announced that its Board approved a new stock repurchase program that permits the purchase of up to $5.0 million of Company's common stock through November 2026. This stock repurchase program was completed in January 2026 with a total of 2.9 million shares purchased for $5.0 million.
(2) During October 2025, the stock repurchase program approved in February 2025 was completed with a total of 2.1 million shares purchased for $5.0 million.
(3) During February 2024, the stock repurchase program approved in February 2023 expired with a total of 1.4 million shares purchased for $5.2 million.
(4) During February 2023, the stock repurchase program approved in February 2022 expired with a total of 2.6 million shares purchased for $14.7 million.

In February 2026, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $10 million of its common stock through February 2027.

Under each plan, management has discretion in determining the conditions under which shares may be purchased from time to time.

During the three months ended December 31, 2025, purchases of our common stock pursuant to the Stock Repurchase Plans were as follows:

Period	(a) Total Number of Shares Purchased [1]	(b) Average Price Paid per Share [2]	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [3]	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2025	175,930	$2.54	175,118	$2
November 1 through November 30, 2025	1,372,052	$1.80	1,372,052	$2,523,770
December 1 through December 31, 2025	1,379,843	$1.65	1,379,843	$248,201
Total	2,927,825		2,927,013
[1] Total number of shares purchased includes shares withheld to satisfy employee income tax obligations upon the vesting of stock awards.
[2] Average price paid per share for shares purchased as part of a publicly announced plan or program, as applicable, includes costs associated with the repurchases.
[3] During November 2025, the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $5.0 million of the Company's common stock through November 2026. This stock repurchase program was completed in January 2026 with a total of 2.9 million shares purchased for $5.0 million.

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on December 31, 2020 through December 31, 2025 (the last trading day of our common stock on the NYSE in 2025) for (i) our common stock, (ii) the Russell 2000 and (iii) the Dow Jones Internet Composite Index, at the closing price on December 31, 2025. All values assume reinvestment of the full amount of all dividends, if any.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
DHX	$100.00	$281.08	$238.29	$116.67	$79.73	$69.82
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$120.43
Dow Jones Internet Composite Index	$100.00	$106.75	$58.31	$88.55	$115.72	$128.22

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

We have been in the recruiting and career development business for 35 years. In connection with the organizational restructuring in the first quarter of 2025, as described in Note 5 to the accompanying consolidated financial statements, the Company changed its reportable segments to reflect the current operating structure. Accordingly, prior periods have been recast to reflect the current segment presentation. Management has organized its reportable segments based upon our internal management reporting and information provided to the chief operating decision maker "CODM" after the restructuring was completed.

The Company previously reported one segment, Tech-focused. Information previously reported in the Tech-focused segment has been separated into ClearanceJobs ("CJ") and Dice, and the Company has two reportable segments: ClearanceJobs and Dice. See Note 19 of the notes to the consolidated financial statements for additional disclosures.

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

Recruitment Package Customers
			Increase (Decrease)	Percent Change
Recruitment Package Customers:	December 31, 2025	December 31, 2024
ClearanceJobs	1,775	1,949	(174)	(9)%
Dice	4,132	4,711	(579)	(12)%

Average Annual Revenue per Recruitment Package Customer (1)
	FY 2025	FY 2024	Increase (Decrease)	Percent Change
ClearanceJobs	$26,420	$24,308	$2,112	9%
Dice	$15,795	$16,251	$(456)	(3)%
(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a thirty day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

ClearanceJobs had 1,775 recruitment package customers as of December 31, 2025 compared to 1,949 as of December 31, 2024, a 9% decrease, and average revenue per recruitment package customer increased 9%. The decrease in recruitment package customers was due to lower renewals for ClearanceJobs' smaller customers as uncertainty continued around the timing of federal defense contracting. The increase in average annual revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site, along with lower renewals for its smaller customers. Dice had 4,132 recruitment package customers as of December 31, 2025, which was a decrease of 579 , or 12%, and average annual revenue per recruitment package customer for Dice decreased 3% for the year ended December 31, 2025. The decrease in recruitment package customers and the average annual revenue per recruitment package customer was due to macroeconomic conditions causing customer counts and retention rates to decline.

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

Summary of Deferred Revenue and Backlog:	December 31, 2025	December 31, 2024	Increase	Percent Change
	(in thousands, except percentages)
Deferred Revenue	$39,939	$45,456	$(5,517)	(12)%
Contractual commitments not invoiced	59,632	59,294	338	1%
Backlog[1]	$99,571	$104,750	$(5,179)	(5)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Deferred revenue at December 31, 2025 was $39.9 million, a decrease of $5.5 million, or 12%, from December 31, 2024 and backlog at December 31, 2025 was $99.6 million, a decrease of $5.2 million, or 5%, from December 31, 2024. The decreases in deferred revenue and backlog are primarily due to macroeconomic conditions continuing to slow the hiring of technologists, causing lower demand for the Company's services.

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

Product Releases
2025	2024
ClearanceJobs Expanded Multi-Factor Authentication, ClearanceJobs Live Enhancements, Candidate Experience Personalization, AgileATS, Premium Candidate Experience	ClearanceJobs Live, ClearanceJobs Pulse Newsfeed
Dice Technologist Dashboard, Easy Post for SmartRecruiters ATS, Candidate Home Feed Redesign, Dice Employer Experience Platform, Enhanced My Jobs, Detail Job View	Dice Recruiter App, Easy Post Integration, Discover Companies, TopResume Integration, Dice Privacy & Trust Center

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

Critical Accounting Estimates

This discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including our critical accounting estimates, on an ongoing basis. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe are reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments used in the preparation of our consolidated financial statements.

Goodwill

The amount of goodwill as of December 31, 2025 allocated to the ClearanceJobs and Dice reporting units was $97.7 million and $22.9 million, respectively. We record goodwill when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible asset acquired.

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

During the first quarter of 2025, in connection with the organizational restructuring, which is further described in Note 5 to the accompanying consolidated financial statements, the Company performed an interim impairment test of the Tech-focused reporting unit immediately prior to the restructuring, then allocated its goodwill into the two new reporting units, ClearanceJobs and Dice, based on the relative fair value of each reporting unit, and finally tested each reporting unit's goodwill for impairment. The interim impairment test performed immediately prior to the organizational restructuring indicated that the fair value of the Tech-focused reporting unit was substantially in excess of the carrying value as of the date of the organizational restructuring.

The prior Tech-focused reporting unit's goodwill of $128.1 million was allocated to ClearanceJobs and Dice based on their relative fair values, which resulted in goodwill for ClearanceJobs and Dice of $97.4 million and $30.7 million, respectively.

The impairment test performed immediately after the allocation for the ClearanceJobs reporting unit indicated that the fair value was substantially in excess of the carrying value as of the date of the organizational restructuring. The impairment test performed immediately after the allocation for the Dice reporting unit resulted in the Company recording an impairment charge of $7.8 million during the first quarter of 2025. The Dice projections utilized in the organizational restructuring impairment test included increasing revenues at rates approximating industry growth projections.

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

The annual impairment test for the ClearanceJobs and Dice reporting units performed as of October 1, 2025 resulted in the fair value of the reporting units being in excess of each respective carrying value. Results for the ClearanceJobs and Dice reporting units for the fourth quarter of 2025 and estimated future results as of December 31, 2025 approximate the projections used in the October 1, 2025 analysis. As a result, the Company believes it is not more likely than not that the fair value of each reporting unit is less than each respective carrying value as of December 31, 2025. No impairment was recorded during the three month period ended December 31, and the years ended December 31, 2024 and 2023.

It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the reporting units to become impaired. In addition, a future decline in the overall market conditions, political instability, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting units and could result in an impairment charge in the foreseeable future.

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

Indefinite-Lived Acquired Intangible Assets

Dice Trademarks and Brand Name

As of December 31, 2025, the Company had an indefinite-lived acquired intangible asset of $14.2 million related to the Dice trademarks and brand name. The Dice trademarks and trade name is one of the most recognized names of online technology recruiting and career development. Since Dice’s inception in 1991, the brand has been recognized as a leader in recruiting and career development services for technology and engineering professionals. Currently, the brand is synonymous with the most specialized online marketplace for industry-specific technologists. The brand has a significant presence in online recruiting and career development services. Considering the recognition and the awareness of the Dice brand in the talent acquisition and staffing services market, Dice’s long operating history and the intended use of the Dice brand, the remaining useful life of the Dice trademark, trade name and domain name was determined to be indefinite.

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

During the third quarter of 2025, because of the continuing impacts of tariffs, DOGE, and artificial intelligence (AI) models lowering the demand for technology professionals, when combined with the demand impacts of uncertainty surrounding the U.S. federal budget during the quarter, and the subsequent shut-down of the U.S. government, the Company recorded an impairment charge of $9.6 million, reducing the carrying value of the Dice trademarks and brand name to $14.2 million.

The projections utilized in the October 1, 2025 analysis included lower revenues in the near term due to tariffs, DOGE initiatives, AI, and uncertainty surrounding the U.S. government budget and then increasing revenues at rates approximating industry growth projections. The Company’s ability to achieve the projections used in the October 1, 2025 analysis may be impacted by, among other things, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize an impairment in a future period.

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

Results of Operations

A discussion of our comparison between 2025 and 2024 is presented below. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 11, 2025, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.dhigroupinc.com).

Our historical financial information discussed in this Annual Report has been derived from the Company’s financial statements and accounting records for the years ended December 31, 2025 and 2024. Consolidated operating results in dollars and as a percent of revenue follows:

	For the year ended December 31,
(in thousands)	2025	2024	2025 vs 2024
Revenues	$127,826	$141,926	$(14,100)
Operating expenses:
Cost of revenues	19,612	20,232	(620)
Product development	12,842	18,883	(6,041)
Sales and marketing	39,820	47,382	(7,562)
General and administrative	27,083	30,021	(2,938)
Depreciation	14,244	17,972	(3,728)
Amortization	333	—	333
Restructuring	6,486	1,111	5,375
Impairment of intangible assets	9,600	—	9,600
Impairment of goodwill	7,800	—	7,800
Impairment of right-of-use asset	1,379	—	1,379
Total operating expenses	139,199	135,601	3,598
Operating income (loss)	$(11,373)	$6,325	$(17,698)

	For the year ended December 31,
	2025	2024
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	15.3%	14.3%
Product development	10.0%	13.3%
Sales and marketing	31.2%	33.4%
General and administrative	21.2%	21.2%
Depreciation	11.1%	12.7%
Amortization	0.3%	—%
Restructuring	5.1%	0.8%
Impairment of intangible assets	7.5%	—%
Impairment of goodwill	6.1%	—%
Impairment of right-of-use asset	1.1%	—%
Total operating expenses	108.9%	95.5%
Operating income (loss)	(8.9)%	4.5%

Comparison of Years Ended December 31, 2025 and 2024

Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
ClearanceJobs	$54,889	$54,143	$746	1%
Dice	72,937	87,783	(14,846)	(17)%
Total revenues	$127,826	$141,926	$(14,100)	(10)%

We experienced a decrease in revenue of $14.1 million, or 10%. Revenues for ClearanceJobs increased by $0.7 million, or 1%, as compared to the same period of 2024, driven by continued demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. Revenue at Dice decreased by $14.8 million, or 17%, compared to the same period of 2024 due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products.

Cost of Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Cost of revenues
ClearanceJobs	$6,889	$6,225	$664	11%
Dice	12,656	13,938	(1,282)	(9)%
Other corporate expenses	67	69	(2)	(3)%
Total cost of revenue	$19,612	$20,232	$(620)	(3)%
Percentage of revenues	15.3%	14.3%

Cost of revenue decreased by $0.6 million, or 3%, from the prior period. The ClearanceJobs segment increased $0.7 million due to a $0.6 million increase in compensation related costs, primarily due to headcount, and an increase of $0.5 million in contract staffing costs, partially offset by a $0.4 million decrease in operational costs, primarily web hosting. The Dice segment decreased $1.3 million compared to the prior year period due to a $2.1 million decrease in compensation related costs, primarily headcount and commissions, partially offset by lower capitalized labor of $0.6 million, which increases expense, and a $0.3 million increase in operational costs, primarily contract staffing, professional fees, consulting, and contractor costs.

Product Development Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Product development
ClearanceJobs	$5,223	$4,467	$756	17%
Dice	7,403	14,370	(6,967)	(48)%
Other corporate expenses	216	46	170	370%
Total product development	$12,842	$18,883	$(6,041)	(32)%
Percentage of revenues	10.0%	13.3%

Product development expenses decreased $6.0 million, or 32%, from the prior year period. The ClearanceJobs segment increased $0.8 million driven by an increase of $0.4 million in compensation related costs, primarily due to headcount and $0.2 million increase in operational costs, primarily from consulting and travel. The Dice segment decreased $7.0 million primarily due to lower compensation related costs of $11.0 million due to lower headcount from the June 2025 restructure, a decrease of $0.4 million in operational costs, primarily consulting and software subscriptions, partially offset by lower capitalized labor of $4.5 million, which increases expense. Other corporate expenses increased $0.2 million due to compensation related costs that did not occur in the prior year period.

Sales and Marketing Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$14,614	$14,925	$(311)	(2)%
Dice	25,124	32,271	(7,147)	(22)%
Other corporate expenses	82	186	(104)	(56)%
Total sales and marketing	$39,820	$47,382	$(7,562)	(16)%
Percentage of revenues	31.2%	33.4%

Sales and marketing expenses decreased $7.6 million, or 16%, from the same period in 2024. The ClearanceJobs segment decreased $0.3 million driven by lower compensation related costs of $0.4 million due to lower headcount, partially offset by higher commissions. The Dice segment decreased $7.1 million driven by lower compensation related costs of $5.7 million due to lower headcount, a $1.1 million decrease in discretionary marketing expenses, and a $0.3 million decrease in operational costs, including consulting, travel and credit card fees. Other corporate expenses decreased 0.1 million due to compensation related costs that did not occur in the prior year period.

General and Administrative Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$5,418	$5,841	$(423)	(7)%
Dice	10,352	11,842	(1,490)	(13)%
Other corporate expenses	11,313	12,338	(1,025)	(8)%
Total general and administrative	$27,083	$30,021	$(2,938)	(10)%
Percentage of revenues	21.2%	21.2%

General and administrative costs decreased $2.9 million or 10%, from prior year. The ClearanceJobs segment decreased $0.4 million driven by $0.6 million of lower compensation related costs, primarily stock-based compensation, partially offset by an increase of $0.2 million in operational costs, primarily professional fees. The Dice segment decreased $1.5 million due to a $1.1 million decrease in compensation related costs, primarily stock-based compensation, and a $0.5 million decrease in operational costs, primarily software subscriptions and consulting. Other corporate expenses decreased $1.0 million driven by $1.6 million of lower compensation related costs, primarily stock-based compensation, partially offset by a $0.5 million increase in operational costs including professional fees, education and training, and company events.

Depreciation

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$2,946	$2,631	$315	12%
Dice	11,298	15,341	(4,043)	(26)%
Other corporate expenses	—	—	—	n.m.
Total depreciation	$14,244	$17,972	$(3,728)	(21)%
Percentage of revenues	11.1%	12.7%

Depreciation expense decreased $3.7 million or 21% from the same period in 2024. The ClearanceJobs segment increased $0.3 million driven by depreciation related to capitalized development costs, which are recorded as fixed assets. The Dice segment decreased by $4.0 million as fixed asset purchases, which are primarily comprised of capitalized development costs, have declined.

Amortization

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Amortization
ClearanceJobs	$333	$—	$333	—%
Dice	—	—	—	n.m.
Other corporate expenses	—	—	—	n.m.
Total amortization	$333	$—	$333	—%
Percentage of revenues	0.3%	—%
Amortization expense increased $0.3 million compared to the same period in 2024 as $1.6 million of definite lived intangible assets were acquired by ClearanceJobs in the third quarter of 2025. See Note 9 to the consolidated financial statements included elsewhere in this report for additional information.

Restructuring

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Restructuring
ClearanceJobs	$372	$284	$88	31%
Dice	3,844	827	3,017	365%
Other corporate expenses	2,270	—	2,270	—%
Total restructuring	$6,486	$1,111	$5,375	484%
Percentage of revenues	5.1%	0.8%

During the years ended December 31, 2025 and 2024, the Company recorded restructuring charges of $6.5 million and $1.1 million, respectively, as part of organizational restructurings intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins.

Impairment of Intangible Assets

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of intangible assets
ClearanceJobs	$—	$—	$—	n.m.
Dice	9,600	—	9,600	—%
Other corporate expenses	—	—	—	n.m.
Total impairment of intangible assets	$9,600	$—	$9,600	—%
Percentage of revenues	7.5%	—%
During the third quarter of 2025, the Company recorded a $9.6 million loss related to the impairment of intangible assets in the Dice segment. See Note 10 to the consolidated financial statements included elsewhere in this report for additional information.

Impairment of Goodwill

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of goodwill
ClearanceJobs	$—	$—	$—	n.m.
Dice	7,800	—	7,800	—%
Other corporate expenses	—	—	—	n.m.
Total impairment of goodwill	$7,800	$—	$7,800	—%
Percentage of revenues	6.1%	—%
During the first quarter of 2025, the Company recorded a $7.8 million loss related to the impairment of goodwill in the Dice segment. See Note 11 to the consolidated financial statements included elsewhere in this report for additional information.

Impairment of right-of-use asset

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of right-of-use asset
ClearanceJobs	$552	$—	$552	—%
Dice	827	—	827	—%
Other corporate expenses	—	—	—	n.m.
Total impairment of right-of-use asset	$1,379	$—	$1,379	—%
Percentage of revenues	1.1%	—%

During the fourth quarter of 2025, due to headcount reductions, the Company began a search to sublease certain office space. As a result, the Company has performed an impairment analysis of the respective lease agreement. The fair value was determined using the present value of the expected sublease rentals that the Company expects could be generated over the remaining lease term. As a result, the Company recorded an impairment charge of $1.4 million in the fourth quarter of 2025, of which the ClearanceJobs segment was allocated $0.6 million and the Dice segment was allocated $0.8 million.

Operating Income (Loss)

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Revenue	$127,826	$141,926	$(14,100)	(9.9)%
Operating income (loss)	(11,373)	6,325	$(17,698)	(279.8)%
Percentages of revenues	(8.9)%	4.5%

Operating loss for the year ended December 31, 2025 was $11.4 million, a negative margin of 8.9%, compared to operating income of $6.3 million, a margin of 4.5%, for the same period in 2024. The decrease in operating income and lower percentage margin was primarily driven by lower revenues and the restructuring and impairment charges, partially offset by lower product development, and sales and marketing, general and administrative, and depreciation expenses.

Income from equity method investment

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Income from equity method investment	$92	$225	$(133)	(59.1)%
Percentage of revenues	0.1%	0.2%

During the years ended December 31, 2025 and 2024, the Company recorded $0.1 million and $0.2 million, respectively, of income related to its proportionate share of eFinancialCareers's ("eFC") net income. The Company records its proportionate share of eFC's net income three months in arrears. See Note 8 of the notes to consolidated financial statements for additional information.
Impairment of investments

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Impairment of investments	$948	$400	$548	137.0%
Percentage of revenues	0.7%	0.3%

During the years ended December 31, 2025 and 2024, the Company recognized losses of $0.9 million and $0.4 million, respectively, related to the impairment of investments. See Note 8 of the notes to consolidated financial statements for additional information.
Interest Expense and Other

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2025	2024
	(in thousands, except percentages)
Interest expense and other	$2,459	$3,200	$(741)	(23.2)%
Percentage of revenues	1.9%	2.3%
Interest expense and other decreased by $0.7 million, or 23.2%, from the same period in 2024, primarily due to lower debt outstanding and lower interest rates on our revolving credit facility during the current period.

Income Taxes

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Income (loss) before income taxes	$(14,688)	$2,950
Income tax expense (benefit)	(1,178)	2,697
Effective tax rate	8.0%	91.4%

Our effective income tax rate was 8.0% and 91.4% for the years ended December 31, 2025 and 2024, respectively. The 2025 effective rate differed from the federal statutory rate primarily due to nondeductible impairments, the tax impact of stock-based compensation awards, deduction limits on executive compensation, and the completion of a federal tax examination related to research credits. The 2024 effective rate differed from the federal statutory rate primarily due to the tax impact of stock-based compensation awards, state taxes, deduction limitations on executive compensation, and tax credits for research and development.

Earnings per Share

	Year Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
Net income (loss)	$(13,510)	$253

Weighted-average shares outstanding - basic	44,775	44,648
Weighted-average shares outstanding - diluted	44,775	45,090

Diluted earnings (loss) per share	$(0.30)	$0.01

Diluted earnings (loss) per share was $(0.30) and $0.01 for the years ended December 31, 2025 and 2024, respectively. The decrease was driven by lower operating income and impairment of investments, partially offset by an income tax benefit, as described above.

Comparison of Years Ended December 31, 2024 and 2023

Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
ClearanceJobs	$54,143	$50,348	$3,795	8%
Dice	87,783	101,530	(13,747)	(14)%
Total revenues	$141,926	$151,878	$(9,952)	(7)%

We experienced a decrease in revenue of $10.0 million, or 7%. Revenues for ClearanceJobs increased by $3.8 million, or 8%, as compared to the same period of 2023, driven by continued high demand for professionals with government clearance and consistent product releases and enhancements driving activity on the site. Revenue at Dice decreased by $13.7 million, or 14%, compared to the same period of 2023 due to macroeconomic conditions continuing to drive lower renewal rates, lower new business activity and lower activity with Dice's non-annual products.

Cost of Revenues

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Cost of revenues
ClearanceJobs	$6,225	$5,170	$1,055	20%
Dice	13,938	14,617	(679)	(5)%
Other corporate expenses	69	—	69	—%
Total cost of revenue	$20,232	$19,787	$445	2%
Percentage of revenues	14.3%	13.0%

Cost of revenue increased by $0.4 million, or 2%, from the prior period. The ClearanceJobs segment increased $1.1 million due to a $0.4 million increase in compensation related costs, primarily due to headcount, an increase of $0.5 million operational costs including software subscriptions, web hosting, and professional fees. The Dice segment decreased $0.7 million compared to the prior year period due to a $1.5 million decrease in compensation related costs, primarily headcount and commissions. The Dice decrease was partially offset by lower capitalized labor of $0.6 million, which increases expense, and a $0.3 million increase in operational costs, primarily professional fees and contractor costs.

Product Development Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Product development
ClearanceJobs	$4,467	$4,217	$250	6%
Dice	14,370	13,539	831	6%
Other corporate expenses	46	21	25	119%
Total product development	$18,883	$17,777	$1,106	6%
Percentage of revenues	13.3%	11.7%

Product development expenses increased $1.1 million, or 6%, from the prior year period. The ClearanceJobs segment increased $0.3 million driven by an increase of $0.2 million in compensation related costs, primarily due to headcount. The Dice segment increased $0.8 million primarily due to lower capitalized labor of $2.5 million, which increases expense, partially offset by lower compensation related costs of $1.5 million due to lower headcount and a decrease of $0.3 million in operational costs, primarily consulting.

Sales and Marketing Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$14,925	$15,850	$(925)	(6)%
Dice	32,271	41,296	(9,025)	(22)%
Other corporate expenses	186	275	(89)	(32)%
Total sales and marketing	$47,382	$57,421	$(10,039)	(17)%
Percentage of revenues	33.4%	37.8%

Sales and marketing expenses decreased $10.0 million, or 17%, from the same period in 2023. The ClearanceJobs segment decreased $0.9 million driven by lower compensation related costs primarily due to lower commissions. The Dice segment decreased $9.0 million driven by lower compensation related costs of $6.1 million due to lower headcount and commissions, a $1.5 million decrease in discretionary marketing expenses, and a $1.4 million decrease in operational costs, including consulting, travel and credit card fees.

General and Administrative Expenses

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$5,841	$5,462	$379	7%
Dice	11,842	12,270	(428)	(3)%
Other corporate expenses	12,338	13,541	(1,203)	(9)%
Total general and administrative	$30,021	$31,273	$(1,252)	(4)%
Percentage of revenues	21.2%	20.6%

General and administrative costs decreased $1.3 million or 4%, from prior year. The ClearanceJobs segment increased $0.4 million driven by $0.3 million of higher compensation related costs, primarily stock-based compensation and higher headcount. The Dice segment decreased $0.4 million primarily due to a decrease in compensation related costs, primarily stock-based compensation. Other corporate expenses decreased $1.2 million driven by lower compensation related costs, primarily stock-based compensation and lower headcount.

Depreciation

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$2,631	$1,996	$635	32%
Dice	15,341	14,919	422	3%
Other corporate expenses	—	—	—	n.m.
Total depreciation	$17,972	$16,915	$1,057	6%
Percentage of revenues	12.7%	11.1%

Depreciation increased $1.1 million or 6% from the same period in 2023. The ClearanceJobs segment increased $0.6 million and the Dice segment increased by $0.4 million, both driven by the high fixed asset purchases during 2023, which had a full year of depreciation in 2024.

Restructuring

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Restructuring
ClearanceJobs	$284	$152	$132	87%
Dice	827	1,473	(646)	(44)%
Other corporate expenses	—	792	(792)	(100)%
Total restructuring	$1,111	$2,417	$(1,306)	(54)%
Percentage of revenues	0.8%	1.6%

During 2024 and 2023, the Company recorded restructuring charges of $1.1 million and $2.4 million, respectively, as part of organizational restructurings intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. The restructurings included a reduction of the Company's then-current workforce by approximately 7% and 10% for years ended December 31, 2024 and 2023, respectively.

Operating Income

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Revenue	$141,926	$151,878	$(9,952)	(7)%
Operating income	6,325	6,288	$37	1%
Percentages of revenues	4.5%	4.1%

Operating income for the year ended December 31, 2024 was $6.3 million, a margin of 4.5%, compared to operating income of $6.3 million, a margin of 4.1%, for the same period in 2023. The increase in operating income and higher percentage margin was driven by lower operating expenses, primarily sales and marketing, partially offset by lower revenue in the current year period, as discussed above.

Income from equity method investment

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Income from equity method investment	$225	$502	$(277)	(55)%
Percentage of revenues	0.2%	0.3%

During the years ended December 31, 2024 and 2023, the Company recorded $0.2 million and $0.5 million, respectively, of income related to its proportionate share of eFinancialCareers's ("eFC") net income. The Company records its proportionate share of eFC's net income three months in arrears. See Note 8 of the notes to consolidated financial statements for additional information.
Gain on investments

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Gain on investments	$—	$614	$(614)	(100)%
Percentage of revenues	—%	0.4%
During the year ended December 31, 2023, the Company recorded $0.6 million gain from a partial sale of its 40% common share interest in eFC. See Note 8 of the notes to consolidated financial statements for additional information.

Impairment of investments

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Impairment of investments	$400	$300	$100	33%
Percentage of revenues	0.3%	0.2%

During the years ended December 31, 2024 and 2023, the Company recognized losses of $0.4 million and $0.3 million, respectively, related to the impairment of investments. See Note 8 of the notes to consolidated financial statements for additional information.
Interest Expense and Other

	Year Ended December 31,		Increase (Decrease)	Percent Change
	2024	2023
	(in thousands, except percentages)
Interest expense and other	$3,200	$3,482	$(282)	(8)%
Percentage of revenues	2.3%	2.3%
Interest expense and other decreased by $0.3 million, or 8%, from the same period in 2023, primarily due to lower debt outstanding on our revolving credit facility during the current period.

Income Taxes

	Year Ended December 31,
	2024	2023
	(in thousands, except percentages)
Income before income taxes	$2,950	$3,622
Income tax expense	2,697	131
Effective tax rate	91.4%	3.6%

Our effective income tax rate was 91.4% and 3.6% for the years ended December 31, 2024 and 2023, respectively. The 2024 effective rate differed from the federal statutory rate primarily due to the tax impact of stock-based compensation awards, state taxes, deduction limitations on executive compensation, and tax credits for research and development. The 2023 effective rate differed from the federal statutory rate primarily because of permanent book/tax differences in basis related to the sale of investments, the expiration of a capital loss carryforward, the tax impact of stock-based compensation awards, deduction limitations on executive compensation, tax credits for research and development, and an increase in the valuation allowance for capital loss carryforwards.

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
A reconciliation of Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023 follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$(13,510)	$253	$3,491
Interest expense	2,459	3,200	3,482
Income tax expense (benefit)	(1,178)	2,697	131
Depreciation	14,244	17,972	16,915
Amortization	333	—	—
Non-cash stock based compensation	4,857	8,063	9,467
Income from equity method investment	(92)	(225)	(502)
Impairment of intangible assets	9,600	—	—
Impairment of goodwill	7,800	—	—
Impairment of right-of-use asset	1,379	—	—
Gain on investments	—	—	(614)
Impairment of investments	948	400	300
Severance, professional fees and related costs	1,777	1,842	1,167
Restructuring	6,486	1,111	2,417
Adjusted EBITDA	$35,103	$35,313	$36,254

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA:
Net cash flows from operating activities	$21,102	$21,045	$21,345
Interest expense	2,459	3,200	3,482
Amortization of deferred financing costs	(145)	(145)	(145)
Income tax expense (benefit)	(1,178)	2,697	131
Deferred income taxes	1,253	845	3,301
Change in accrual for unrecognized tax benefits	491	(28)	(263)
Change in accounts receivable	(4,157)	(105)	1,398
Change in deferred revenue	5,516	4,515	893
Severance, professional fees and related costs	1,777	1,842	1,167
Restructuring	6,486	1,111	2,417
Changes in working capital and other	1,499	336	2,528
Adjusted EBITDA	$35,103	$35,313	$36,254

A reconciliation of Adjusted EBITDA Margin for the years ended December 31, 2025, 2024 and 2023 follows (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	2023
Revenues	$127,826	$141,926	$151,878

Net income (loss)	$(13,510)	$253	$3,491
Net income (loss) margin(1)	(11)%	—%	2%

Adjusted EBITDA	$35,103	$35,313	$36,254
Adjusted EBITDA Margin(1)	27%	25%	24%
(1) Net income (loss) margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenues.

Liquidity and Capital Resources

Cash Flows

We have summarized our cash flows for the years ended December 31, 2025 and 2024 as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash from operating activities	$21,102	$21,045
Cash used in investing activities	(8,709)	(13,932)
Cash used in financing activities	(13,187)	(7,617)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At December 31, 2025, we had cash and borrowings of $2.9 million and $30.0 million, respectively, compared to $3.7 million and $32.0 million, respectively, at December 31, 2024.

Liquidity

Our principal internal sources of liquidity are cash on hand, as well as the cash flow that we generate from our operations. In addition, we had $51.0 million in borrowing capacity under our $100.0 million Credit Agreement at December 31, 2025, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. We believe that our existing cash and cash equivalents, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under the Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Comparison of Years Ended December 31, 2025 and 2024

Operating Activities

Cash flow from operating activities is driven by earnings and is dependent on the amount and timing of billings and cash collections from our customers. Cash flow from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, changes in deferred tax assets and liabilities, stock based compensation, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $21.1 million and $21.0 million for the years ended December 31, 2025 and 2024, respectively, an increase of $0.1 million. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the year ended December 31, 2025 approximated the prior year as decreases in billings and cash collections from customers were offset by reductions to wages and payments to vendors.

Investing Activities

During the year ended December 31, 2025, cash used in investing activities was $8.7 million compared to $13.9 million of cash used in investing activities during the year ended December 31, 2024. Cash used in investing activities during the year ended December 31, 2025 is comprised of $7.3 million of purchases of fixed assets and $1.4 million of payments for acquisition. Cash used in investing activities during the year ended December 31, 2024 is comprised of $13.9 million of purchases of fixed assets. Included in fixed asset purchases for the years ended December 31, 2025 and 2024 was $6.8 million and $12.5 million, respectively, of capitalized development costs, which includes capitalized software costs and website development costs.

Financing Activities

Cash used in financing activities during the year ended December 31, 2025 was $13.2 million primarily due to cash uses of $11.2 million, net, related to share repurchases and $2.0 million of net payments on long-term debt. Cash used during the year ended December 31, 2024 was $7.6 million primarily due to cash uses of $1.6 million, net, related to share repurchases and $6.0 million of net payments on long-term debt.

Financings and Capital Requirements

Credit Agreement

We have a $100 million revolving credit facility, which matures June 2027, with $30.0 million of outstanding borrowings on the facility at December 31, 2025, leaving $51.0 million available for future borrowings, subject to certain availability limits including our consolidated leverage ratio, which generally limits borrowings to 2.5 times annual Adjusted EBITDA levels, as defined in the Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. Assuming an interest rate of 5.83% (the rate in effect on December 31, 2025) on our current borrowings, interest payments are expected to be $1.7 million in 2026 and $0.9 million in 2027. The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of December 31, 2025, the Company was in compliance with all of the financial covenants under the Credit Agreement. Refer to Note 11 of the notes to consolidated financial statements and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases generally have initial terms from five years to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of December 31, 2025 the value of our lease right-of-use asset was $4.4 million and the value of our lease liability was $9.2 million. See also Note 6 of the notes to consolidated financial statements for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of December 31, 2025, we recorded approximately $0.6 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at December 31, 2025 are $0.6 million of tax benefits that would affect the effective tax rate if recognized.

During October 2025, the stock repurchase program approved in February 2025 expired with a total of 2.1 million shares purchased for $5.0 million.

During November 2025, the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $5.0 million of the Company's common stock through November 2026. In January 2026, the stock repurchase program approved in November 2025 expired with a total of 2.9 million shares purchased for $5.0 million.

During February 2026, the Company announced that its Board of Directors approved a new stock repurchase program that permits the purchase of up to $10.0 million of the Company's common stock through February 2027.

We anticipate capital expenditures in 2026 to be approximately $6 million to $7 million. We intend to use operating cash flows to fund capital expenditures.

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

The Company's investment in eFC, as described in Note 8 of the notes to consolidated financial statements, which is recorded under the equity method of accounting, subjects the Company to foreign exchange risk because the functional currency of eFC is the British Pound Sterling. Accordingly, the Company must translate its share of eFC's net income into United States dollars. The Company's share of eFC's net income is not expected to be significant.

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under our Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company's option, at the SOFR or a base rate, plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on the base rate, as determined by our most recent consolidated leverage ratio, plus an additional spread of 0.10%. As of December 31, 2025, we had outstanding borrowings of $30.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.3 million, based on the balances outstanding for these borrowings as of December 31, 2025.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of DHI Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of DHI Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Indefinite Long-Lived Acquired Intangible Assets– Refer to Notes 2, 10, and 11 to the financial statements

Critical Audit Matter Description

The Company determines whether the carrying value of recorded goodwill for each reporting unit is impaired on an annual basis or more frequently if indicators of potential impairment exist. If the fair value of the reporting unit is less than its carrying amount, an impairment charge is recorded for the amount the carrying value exceeds the fair value. The Company determined the fair value of its reporting unit by using a combination of a discounted cash flow methodology and a market comparable method. The determination of the fair value for the Company’s reporting units (ClearanceJobs and Dice) is judgmental and required management to make significant estimates and assumptions including forecasts of future revenue, EBITDA margin and the discount rate.

The Company’s evaluation of its indefinite lived trademark and brand intangible asset (“Dice trademark”) involves the comparison of the fair value to the carrying value. The Company determined the fair value of Dice using a relief from royalty rate valuation method. The determination of the fair value of Dice required management to make significant estimates and assumptions including forecasts of future revenue, the royalty rate and the discount rate.

The goodwill balance was $120.6 million as of December 31, 2025, which was comprised of the ClearanceJobs reporting unit goodwill balance of $97.7 million and the Dice reporting unit goodwill balance of $22.8 million. As of the measurement date, October 1, 2025, the fair value of both reporting units exceeded carrying value, and therefore, no goodwill impairment was recognized at that time. The Company recognized an impairment of $7.8 million related to the Dice reporting unit goodwill in the first quarter of 2025, subsequent to an organizational restructuring, which required an interim goodwill impairment assessment, as of the measurement date of January 13, 2025. The fair value of the ClearanceJobs reporting unit exceeded carrying value on that measurement date, and therefore, no goodwill impairment was recognized for the ClearanceJobs reporting unit.

The fair value of the Dice trademark was $14.2 million as of December 31, 2025. As of the measurement date, October 1, 2025, the fair value of the Dice trademark was $14.2 million, which was below it carrying value on that date of $23.8 million. Therefore, an impairment charge of $9.6 million was recognized in the third quarter of 2025 in order to reduce the carrying value to its fair value.

Given the significant estimates and assumptions management makes to estimate the fair value of the ClearanceJobs and Dice goodwill reporting units and the Dice trademark, performing auditing procedures to evaluate the reasonableness of management’s forecasts of revenue, EBITDA margin, the royalty rate and the discount rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, EBITDA margins and selection of the royalty and discount rates used by management to estimate the fair value of ClearanceJobs and Dice reporting units and Dice included the following, among others:

•We tested the effectiveness of controls over the ClearanceJobs and Dice reporting units and the Dice trademark impairment tests, including controls related to management’s forecasts of revenue, EBITDA margin, royalty rate and the discount rates.

•We evaluated management’s ability to accurately forecast revenue growth rates and EBITDA margin by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts of revenues by comparing the forecasts of revenues to external market sources.

•We performed a qualitative assessment as of December 31, 2025 to evaluate the period from the measurement date of October 1, 2025 to the balance sheet date.

•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s selected revenue growth rate for the projection period and the long-term revenue growth rate by performing a peer analysis and comparing it to industry projections, respectively.

•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s selected royalty rate by comparing it to those of industry participants from external sources.

•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s selected discount rates by computing an independent estimate of those rates.

•We evaluated the reasonableness of management’s evaluation over ASC 350 qualitative impairment indicators of potential triggering events as of year-end.

•We evaluated the reasonableness of management’s forecasts of revenues and EBITDA through the fiscal year-end date by comparing the fourth quarter forecast to actual results.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 12, 2026
We have served as the Company's auditor since 2005.

DHI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024                                             (in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$2,908	$3,702
Accounts receivable, net of allowance for credit losses of $1,479 and $1,691	17,963	22,120
Income taxes receivable	148	238
Prepaid and other current assets	3,461	3,593
Total current assets	24,480	29,653
Fixed assets, net	13,288	20,390
Capitalized contract costs	6,482	7,465
Operating lease right-of-use assets	4,366	6,518
Investments	965	1,827
Acquired intangible assets	15,467	23,800
Goodwill	120,612	128,100
Other assets	2,583	3,618
Total assets	$188,243	$221,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,636	$16,154
Deferred revenue	39,653	44,934
Operating lease liabilities	1,788	1,625
Total current liabilities	55,077	62,713
Deferred revenue	286	522
Operating lease liabilities	7,390	8,995
Long-term debt	30,000	32,000
Deferred income taxes	116	1,369
Accrual for unrecognized tax benefits	569	1,060
Other long-term liabilities	298	387
Total liabilities	93,736	107,046
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, no shares authorized, issued and outstanding at December 31, 2025; 0.01 par value, authorized 20,000 shares, no shares issued and outstanding at December 31, 2024	—	—
Series 1 Participating Preferred Stock, 0.01 par value, authorized 240,000 shares; no shares issued and outstanding	—	—
Common stock, 0.01 par value, authorized 240,000; issued 55,619 and 80,881 shares, respectively; outstanding: 44,460 and 48,217 shares, respectively	559	811
Additional paid-in capital	130,427	270,122
Accumulated other comprehensive income (loss)	(5)	1
Accumulated earnings	18,971	32,481
Treasury stock, 11,159 and 32,664 shares, respectively	(55,445)	(189,090)
Total stockholders’ equity	94,507	114,325
Total liabilities and stockholders’ equity	$188,243	$221,371
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2025, 2024 and 2023
(in thousands, except per share amounts)

	For the year ended December 31,
	2025	2024	2023
Revenues	$127,826	$141,926	$151,878
Operating expenses:
Cost of revenues	19,612	20,232	19,787
Product development	12,842	18,883	17,777
Sales and marketing	39,820	47,382	57,421
General and administrative	27,083	30,021	31,273
Depreciation	14,244	17,972	16,915
Amortization	333	—	—
Restructuring	6,486	1,111	2,417
Impairment of intangible assets	9,600	—	—
Impairment of goodwill	7,800	—	—
Impairment of right-of-use asset	1,379	—	—
Total operating expenses	139,199	135,601	145,590
Operating income (loss)	(11,373)	6,325	6,288
Income from equity method investment	92	225	502
Gain on investment	—	—	614
Impairment of investments	(948)	(400)	(300)
Interest expense and other	(2,459)	(3,200)	(3,482)
Income (loss) before income taxes	(14,688)	2,950	3,622
Income tax expense (benefit)	(1,178)	2,697	131
Net income (loss)	$(13,510)	$253	$3,491

Basic earnings (loss) per share	$(0.30)	$0.01	$0.08
Diluted earnings (loss) per share	$(0.30)	$0.01	$0.08

Weighted-average basic shares outstanding	44,775	44,648	43,571
Weighted-average diluted shares outstanding	44,775	45,090	44,496

See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2025, 2024 and 2023
(in thousands)

	For the year ended December 31,
	2025	2024	2023
Net income (loss)	$(13,510)	$253	$3,491

Other comprehensive income (loss):
Foreign currency translation adjustment	(6)	84	198
Cumulative translation adjustments reclassified to the statements of operations	—	—	200
Total other comprehensive income (loss)	(6)	84	398
Comprehensive income (loss)	$(13,516)	$337	$3,889
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2025, 2024, and 2023 (in thousands)

	Convertible Preferred Stock		Series 1 Participating Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at January 1, 2023	—	$—	—	$—	76,442	$766	$251,632	29,075	$(174,083)	$28,405	$(481)	$106,239
Net income										3,491		3,491
Other comprehensive income											198	198
Cumulative translation adjustments reclassified to the statements of operations											200	200
Stock based compensation							9,916					9,916
Restricted stock issued					1,748	17	(17)					—
Performance-based restricted stock unites eligible to vest					1,288	13	(13)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(502)	(5)	5	556	(2,900)			(2,900)
Performance based restricted stock forfeited or withheld to satisfy tax obligations					(326)	(3)	3	597	(3,337)			(3,337)
Issuance of common stock upon ESPP purchase					114	1	298					299
Cumulative-effect of new accounting principle (See Note 2)										332		332
Purchase of treasury stock under stock repurchase plan								1,661	(6,896)			(6,896)
Balance at December 31, 2023	—	$—	—	$—	78,764	$789	$261,824	31,889	$(187,216)	$32,228	$(83)	$107,542
Net income										253		253
Other comprehensive income											84	84
Stock based compensation							8,063					8,063
Restricted stock issued					1,858	19	(19)					—
Performance-based restricted stock units eligible to vest					457	5	(5)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(273)	(3)	3	416	(982)			(982)
Performance based restricted stock forfeited or withheld to satisfy tax obligations					(81)	(1)	1	359	(892)			(892)
Issuance of common stock upon ESPP purchase					156	2	255					257
Balance at December 31, 2024	—	$—	—	$—	80,881	$811	$270,122	32,664	$(189,090)	$32,481	$1	$114,325
Net loss										(13,510)		(13,510)
Other comprehensive loss											(6)	(6)
Stock based compensation							4,885					4,885
Restricted stock issued					1,803	18	(18)					—
Performance-based restricted stock units eligible to vest					583	6	(6)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(642)	(6)	6	404	(1,043)			(1,043)
Performance based restricted stock forfeited or withheld to satisfy tax obligations					(104)	(1)	1	246	(627)			(627)
Retirement of Treasury Stock (See Note 14)					(27,000)	(270)	(144,700)	(27,000)	144,970			—
Issuance of common stock upon ESPP purchase					98	1	137					138
Purchase of treasury stock under stock repurchase plan								4,845	(9,655)			(9,655)
Balance at December 31, 2025	—	$—	—	$—	55,619	$559	$130,427	11,159	$(55,445)	$18,971	$(5)	$94,507
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2025, 2024 and 2023
(in thousands)

	For the year ended December 31,
	2025	2024	2023
Cash flows from (used in) operating activities:
Net income (loss)	$(13,510)	$253	$3,491
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	14,244	17,972	16,915
Amortization	333	—	—
Deferred income taxes	(1,253)	(845)	(3,301)
Amortization of deferred financing costs	145	145	145
Stock-based compensation	4,885	8,063	9,916
Income from equity method investment	(92)	(225)	(502)
Gain on investment	—	—	(614)
Impairment of investments	948	400	300
Impairment of intangible assets	9,600	—	—
Impairment of goodwill	7,800	—	—
Impairment of right-of-use asset	1,379	—	—
Change in accrual for unrecognized tax benefits	(491)	28	263
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,157	105	(1,398)
Prepaid expenses and other assets	1,022	982	(335)
Capitalized contract costs	983	(1,101)	3,313
Accounts payable and accrued expenses	(2,863)	(413)	(7,093)
Income taxes receivable/payable	90	(17)	(255)
Deferred revenue	(5,516)	(4,515)	(893)
Other, net	(759)	213	1,393
Net cash flows from operating activities	21,102	21,045	21,345
Cash flows from (used in) investing activities:
Cash received from sale of investments	—	—	4,941
Payment for acquisition	(1,400)	—	—
Purchases of fixed assets	(7,309)	(13,932)	(20,252)
Net cash flows used in investing activities	(8,709)	(13,932)	(15,311)
Cash flows from (used in) financing activities:
Payments on long-term debt	(8,000)	(23,000)	(25,000)
Proceeds from long-term debt	6,000	17,000	33,000
Payments under stock repurchase plan	(9,655)	—	(6,896)
Purchase of treasury stock related to vested restricted and performance stock units	(1,670)	(1,874)	(6,237)
Proceeds from issuance of common stock through ESPP	138	257	299
Net cash flows used in financing activities	(13,187)	(7,617)	(4,834)
Net change in cash for the period	(794)	(504)	1,200
Cash, beginning of period	3,702	4,206	3,006
Cash, end of period	$2,908	$3,702	$4,206
See accompanying notes to consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

DHI Group, Inc. (“DHI,” the “Company,” “we,” “us” or “our”), a Delaware corporation, was incorporated on June 28, 2005. DHI is a leading provider of data, insights and employment connections through its specialized services for technology professionals and professionals with active government security clearances. Its mission is to empower tech professionals and organizations to compete and win through expert insights and relevant employment connections. Employers and recruiters use its websites and services to source, hire and connect with the most qualified and highly-skilled tech professionals and security-cleared talent, while professionals use our websites and services to find ideal employment opportunities, relevant job advice and tailored career-related data. For 35 years, through its predecessor companies, the Company was built on providing employers and professionals with career connections, news, tools and information.

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of DHI and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Investments in companies that are not consolidated are included in the Company's consolidated financial statements as described in Notes 4 and 8 of the notes to consolidated financial statements.

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

Job Posting. Job posting revenues are derived from the sale of job postings to recruiters and employers. A job posting is the ability to list a job on the website for a specified time period. Revenue from the sale of classified job postings is recognized ratably over the length of the contract or the period of actual usage.
Career fair and recruitment event booth rentals. Career fair and recruitment event revenues, both live and virtual, are derived from renting booth space to recruiters and employers. Revenue from these sales are recognized when the career fair or recruitment event is held.
Cash—Cash consists of demand deposits with financial institutions.

Concentration of Credit Risk—Cash potentially subjects the Company to a concentration of credit risk as substantially all of its deposits were held in a single financial institution and were in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits as of December 31, 2025 and 2024.

The Company performs credit evaluations of its customers’ financial condition as needed and does not require collateral on accounts receivable. No single customer represents 10% or more of accounts receivable as of December 31, 2025 and 2024 and no single customer represents 10% or more of revenues for the years ended December 31, 2025, 2024 and 2023.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Losses—The Company maintains allowances for estimated credit losses resulting from the inability of its customers to make required payments. The Company's provision for credit losses is included in general and administrative expense. Customer billings included in deferred revenue are not considered at risk for credit losses. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Statements of Cash Flows—All bank deposits are considered cash.

The supplemental disclosures to the accompanying consolidated statements of cash flows are as follows (in thousands):

	2025	2024	2023
Supplemental cash flow information:
Interest paid	$2,447	$3,184	$3,471
Taxes paid	476	3,530	3,450
Non-cash investing and financing activities:
Capital expenditures on fixed assets included in accounts payable and accrued expenses	2	168	1,009

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

Capitalized Contract Costs—The Company capitalizes certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. As allowed for by the practical expedient, the Company is using a portfolio approach for contract acquisition costs, which allows for a portfolio of contracts with similar characteristics to be pooled together. As a result, the Company has applied the portfolio approach to new business contracts and recurring or remaining business contracts. The Company reasonably expects that the effects of applying the portfolio approach would not differ materially from applying Topic 606 at the individual contract level. For costs incurred to obtain new business sales contracts, the Company capitalizes and expenses these costs over an average customer life, which was approximately three years as of December 31, 2025. For the remaining sales contracts, the Company capitalizes and expenses these costs over a period of one to two years as of December 31, 2025. See Note 4 for additional disclosures.

Leases—We determine if an arrangement is a lease at inception. The Company primarily has operating leases for corporate office space and certain equipment. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The initial measurement of the lease liability is calculated on the basis of the present value of the remaining lease payments, and the right-

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of-use asset is measured on the basis of this liability, adjusted by prepaid and accrued rent, lease incentives, and initial direct costs. When readily available, the Company uses the implicit rate in determining the present value of the lease payments. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement of the lease, including the lease term. Because the implicit rate in each lease is not available, the Company used its incremental borrowing rate to determine the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Variable components of the lease payments, such as utilities and maintenance, are expensed as incurred and are not included in determining the present value. Operating lease expense is recognized on a straight-
line basis over the lease term.

Equity Method Investments—The Company has a non-controlling common share interest in eFinancialCareers ("eFC") (adjusted to 10% as of the third quarter of 2023) business as the Company does not have the ability to direct the activities of the business that most significantly impact their economic performance. The common share interests in eFC, during the periods of ownership, are being accounted for under the equity method of accounting as the Company does have the ability to exercise significant influence over the businesses. The recorded value is adjusted based on the Company's proportionate share of the businesses net income and is recorded three months in arrears. See Note 8 for additional disclosures.

Goodwill and Indefinite-Lived Acquired Intangible Asset—Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The indefinite-lived acquired intangible asset includes the Dice trademarks and brand name. The Company performs a test for impairment of goodwill and indefinite-lived intangible assets annually on October 1, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded asset is impaired. The impairment review process for goodwill compares the fair value of the reporting unit in which goodwill resides to its carrying value. The impairment review process for the indefinite-lived intangible asset compares the fair value of the asset to its carrying value. The determination of whether or not the asset has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company’s reporting units or the intangible asset. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill or the indefinite-lived intangible asset. See Notes 10 and 11 for additional disclosures.

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

Advertising Costs—The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2025, 2024 and 2023 were $12.5 million, $13.6 million and $14.9 million, respectively.

Income Taxes—The Company recognizes deferred taxes by the asset and liability method. Under this method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are amortization and impairment of intangible assets, depreciation of fixed assets, operating lease assets and liabilities, and capitalized contract costs.

Stock-Based Compensation—The Company has a plan to grant equity awards to certain employees and directors of the Company and its subsidiaries. In accordance with FASB ASC Topic 718 Compensation-Stock Compensation, the Company accounts for forfeitures when they occur. See Note 16 for additional disclosures.

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

Risks and Uncertainties—The Company is subject to the risks, expenses and uncertainties frequently encountered by companies in the rapidly evolving markets for online products and services. These risks include the failure to develop and extend the Company’s web sites and brands, the rejection of the Company’s services by customers, consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its web sites, as well as other risks and

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. DHI’s significant estimates include the useful lives and valuation of fixed assets, intangible assets, goodwill, lease right-of-use assets, investments, capitalized contract costs, income taxes, and the assumptions used to value the Performance-Based Restricted Stock Units (“PSUs”) of the Company.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The new accounting standard requires more detailed disclosures regarding the effective tax rate reconciliation and income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024 and may be applied on either a prospective or retrospective basis, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively. See Note 17 for additional disclosures.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 addresses stakeholder and investor concerns on the challenges of applying current internal-use software accounting requirements that do not specifically address software developed using modern incremental and iterative methods, which has led to diversity in practice in determining when to begin capitalizing software costs. ASU 2025-06 requires software costs to be capitalized when management has authorized or committed to funding the software project, and it is probable that the project will be completed and software will be used to perform the function intended. The amendment removes all references to project development stages so that guidance is neutral to different software development methods. The amendments in ASU 2025-06 are effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on the Company's financial statements.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in ASU 2025-12 are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-12 on the Company's financial statements.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. The estimated fair value of long-term debt of $30 million is based on Level 2 inputs.

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

Impairment—The Company performs annual impairment tests for goodwill and the Dice trademarks and brand name as of October 1 of each year or more frequently if indicators of potential impairment exist. See Notes 10 and 11 for additional disclosures. The Company evaluates the carrying value of equity investments at each reporting period as described in Note 8. During the year ended December 31, 2025, the Company recorded an impairment of intangible assets of $9.6 million related to the Dice trademarks and brand name, an impairment of $7.8 million related to the Dice goodwill, an impairment of $1.4 million related to a right-of-use asset and an impairment of $0.9 million related to its investment in eFC. The Company recorded impairments of $0.4 million and $0.3 million during the years ended December 31, 2024 and 2023, respectively, related to its investment in a values-based career destination company.

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

Disaggregation of revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2025	2024	2023
ClearanceJobs	$54,889	$54,143	$50,348
Dice	72,937	87,783	101,530
Total	$127,826	$141,926	$151,878

Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under Topic 606 (in thousands):

	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
Receivables	$17,963	$22,120	$22,225
Short-term contract liabilities (deferred revenue)	39,653	44,934	49,463
Long-term contract liabilities (deferred revenue)	286	522	508

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

The Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$43,599	$49,584	$50,141

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	2026	2027	2028	Total
Deferred revenue	$39,653	$233	$53	$39,939

Credit Losses

The Company is exposed to credit losses through the inability of its customers to make required payments on accounts receivable. The Company segments accounts receivable based on credit risk characteristics and estimates future losses for each segment based on historical trends and current market conditions, as applicable. Expected losses on accounts receivable are recorded as allowance for credit losses in the consolidated balance sheets and as an expense in the consolidated statements of operations. The portion of accounts receivable that is reflected as deferred revenue in the consolidated balance sheets is not considered at risk for credit losses. If the financial condition of DHI's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

In January 2025, the Company announced an additional organizational restructuring intended to separate its two brands, ClearanceJobs and Dice, into distinct divisions, provide dedicated leadership for each brand to foster a unified vision and strategy tailored to each brand's market dynamics, and to reduce operating costs. This restructuring included a reduction of the Company’s then-current workforce by approximately 8%. As a result of the restructuring, the Company recognized a charge of $2.3 million during the first quarter of 2025 related to employee severance costs, of which substantially all was paid during the year ended December 31, 2025.

In June 2025, the Company announced an additional organizational restructuring intended to reduce the operating costs of its Dice brand. This included a reduction of the Company’s then current workforce by approximately 25% primarily by reducing headcount within the Company's Dice brand and associated back-office support. As a result of the restructuring, the Company recognized a charge of $4.2 million during the second quarter of 2025 related to severance costs, of which $3.9 million was paid during the year ended December 31 2025. The remaining severance costs are expected to be substantially paid by March 31, 2026.

Restructuring charges, accruals, and payments as of and for the periods ended December 31, 2025, 2024, and 2023 are as follows:

	Accrual at December 31, 2024	Expense	Cash Payments	Accrual at December 31, 2025
CJ	$—	$372	$(327)	$45
Dice	—	3,844	(3,579)	265
Other corporate expenses	—	2,270	(2,270)	—
Total restructure costs	$—	$6,486	$(6,176)	$310

	Accrual at December 31, 2023	Expense	Cash Payments	Accrual at December 31, 2024
CJ	$—	$284	$(284)	$—
Dice	—	827	(827)	—
Other corporate expenses	—	—	—	—
Total restructure costs	$—	$1,111	$(1,111)	$—

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Accrual at December 31, 2022	Expense	Cash Payments	Non-Cash Stock Based Compensation	Accrual at December 31, 2023
CJ	$—	$152	$(152)	—	$—
Dice	—	1,473	(1,471)	(2)	—
Other corporate expenses	—	792	(332)	(460)	—
Total restructure costs	$—	$2,417	$(1,955)	$(462)	$—

6. BUSINESS COMBINATION

On July 31, 2025, the Company's ClearanceJobs reportable segment acquired AgileATS, a leading applicant tracking system (ATS) purpose-built for government contractors and employers hiring security-cleared professionals. The Company acquired certain assets, including AgileATS' ATS technology, and assumed certain liabilities of AgileATS. The acquisition qualified as a business combination in accordance with ASC Topic 805, Business Combinations and, accordingly, total consideration was first allocated to the fair value of assets acquired as of the date of acquisition, including liabilities assumed, with the excess being recorded as goodwill. For financial reporting purposes, goodwill is not amortized but rather evaluated for impairment as discussed in Note 11. For income taxes, the recorded goodwill will be amortized over 15 years. The acquisition was not material to the Company's consolidated financial statements, either individually or in the aggregate. Consequently pro forma financial information presenting the results of operations as if the acquisition had occurred at the beginning of the earliest period is not presented.

The Company acquired definite lived intangible assets related to the ATS technology and AgileATS tradename. The technology was valued using the cost to recreate method. This approach estimates the cost the Company would incur to develop a technology of comparable functionality. The cost was adjusted for obsolescence based on the age of the software code, lack of recent investment, and estimated remaining life. The AgileATS tradename was valued using the relief from royalty method. This method estimates fair value based on the present value of the royalty payments that would have been incurred if the Company had to license the asset, in an arm's length transaction. The valuation was based on revenue assumptions through December 31, 2030, a hypothetical royalty rate of 3.0%, income taxes of 25.3%, and a discount rate of 34.0%. The Company has assigned an estimated useful life of two years to the ATS technology and the ATS tradename. Amortization expense for these intangible assets is recorded in amortization expense on the consolidated statements of operations.

The recorded purchase price includes an estimation of the fair value of contingent obligations of $0.4 million associated with potential earnout provisions, which is based on achieving certain new customer relationship targets through July 2027 and $0.1 million of consideration as a holdback to satisfy certain indemnifications, payable July 2026 as described in the Asset Purchase Agreement. Any subsequent changes in the fair value of contingent earnout liabilities, none as of December 31, 2025, will be recorded in the consolidated statement of operations when incurred. The maximum earnout to be achieved is $0.5 million.

Acquisition related costs of $0.2 million incurred in connection with the transaction are recorded in general and administrative expenses on the consolidated statements of operations.

The table below provides a summary of the total consideration and the purchase price allocation made for the AgileATS business combination (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
7. LEASES

The Company has operating leases for corporate office space and certain equipment. The leases generally have terms from five years to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option.

The components of lease cost were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost[1]	$1,727	$1,648	$1,945
Sublease income	—	(50)	(399)
Total lease cost[2]	$1,727	$1,598	$1,546

(1) Includes short-term and variable lease costs, which are immaterial.
(2) Total lease costs is recorded in general and administrative expenses in the consolidated statements of operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,214	$1,664	$2,309

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$119	$2,930	$—

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets (as reported)[1]	$4,366	$6,518

Operating lease liabilities - current (as reported)	1,788	1,625
Operating lease liabilities - non-current (as reported)	7,390	8,995
Total operating lease liabilities	$9,178	$10,620

Weighted Average Remaining Lease Terms (in years)
Operating leases	6.8 years	7.4 years

Weighted Average Discount Rate
Operating leases	5.3%	5.5%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. The impairment review process compares the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. During the year ended December 31, 2025, due to headcount reductions related to restructurings, the Company began a search to sublease certain office space. As a result, the Company has performed an impairment analysis of the respective lease agreement. The fair value was determined using the present value of the expected sublease rentals that the Company expects could be generated over the remaining lease term. As a result, the Company recorded an impairment charge of $1.4 million in the fourth quarter of 2025, of which the ClearanceJobs segment was allocated $0.6 million and the Dice segment was allocated $0.8 million. No impairment was recorded during the years ended December 31, 2024 and 2023.

As of December 31, 2025, future operating lease payments were as follows (in thousands):

Operating Leases

2026	$2,239
2027	1,359
2028	1,304
2029	1,333
2030	1,345
Thereafter	3,513
Total lease payments	11,093
Less: imputed interest	(1,915)
Total	$9,178

As of December 31, 2025, the Company has no additional operating or finance leases that have not yet commenced. No leases include options to purchase the leased property. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We do not have any lease agreements with related parties.

Subsequent to December 31, 2025, the Company entered into a non-cancelable operating lease agreement for office space. The new lease term begins in January 2026 and continues through August 2031 and provides for the early termination of an existing lease in September 2026, four months prior to its stated expiration, and represents a decrease of leased space by approximately 70%. Initial monthly lease payments begin in September 2026 and continue through August 2031. Total future minimum lease payments under this agreement are approximately $1.1 million.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVESTMENTS

eFinancialCareers

During the third quarter of 2023, the Company sold a portion of its ownership in eFinancialCareers ("eFC") reducing its total interest in eFC from 40% to 10%. As a result of the sale, the Company received cash of $4.9 million and recognized a $0.6 million gain, which included a $0.2 million charge related to accumulated foreign currency loss that was previously a reduction to equity. During the fourth quarter of 2025, the investment's financial position deteriorated. As a result, the Company performed an impairment analysis of its investment, resulting in a $0.9 million impairment charge. The Company utilized level 3 inputs to determine fair value as follows (with weightings): 1) discounted cash flow (75.0%); 2) guideline public company (12.5%); and 3) guideline transaction (12.5%). The discounted cash flow methodology included declining revenues in 2026 and 2027 and then increasing revenues thereafter at rates approximating historical inflation rates. Cash flows were estimated to improve slowly during the forecast period becoming positive in 2027 and beyond. The discounted cash flow methodology utilized a discount rate of 22.1%. The Company's investment in eFC was recorded at $1.0 million and $1.8 million as of December 31, 2025 and 2024, respectively. A future decline in eFC's business could result in a further impairment of the Company's investment in eFC.

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The investment was recorded at its fair value on June 30, 2021, the date of transfer, which was $3.6 million. The Company's equity in the net assets of eFC as of June 30, 2021 was $2.2 million. The difference between the Company's recorded value and its equity in net assets of eFC was reduced during the third quarter of 2023, as described above, as the Company reduced its ownership in eFC. The remaining basis difference at the time of sale was $0.3 million and is being amortized against the recorded value of the investment in accordance with ASC 323 Investments - Equity Method and Joint Ventures. Amortization expense during the years ended December 31, 2025, 2024 and 2023 was not significant. The recorded value is further adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $0.1 million, $0.2 million and $0.5 million, respectively, of income related to its proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis difference.

Other

At December 31, 2025, the Company held preferred stock representing a 6.6% interest in the shares of a tech skills assessment company. The investment is recorded at zero as of December 31, 2025, 2024 and 2023. The Company recorded no gain or loss related to the investment during the years ended December 31, 2025, 2024, and 2023.

On January 1, 2023, the Company had a 4.9% preferred share investment in a values-based career destination company that allows the next generation workforce to search for jobs at companies whose people, perks and values align with their unique professional needs. During the third quarter of 2023, the investment's financial position deteriorated. To meet its financial obligations, the investment issued convertible debt at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to $0.4 million and accordingly, recognized an impairment loss of $0.3 million during the third quarter of 2023. During the first quarter of 2024, the investment's financial position further deteriorated. To meet its financial obligations, the investment issued additional convertible debt at a price that indicated the value of the investment had declined. As such, the Company revalued its investment to zero and accordingly, recognized an impairment loss of $0.4 million during the first quarter of 2024. During the fourth quarter of 2025, the investment was fully dissolved and ceased to exist. The Company received no proceeds from the dissolution.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    FIXED ASSETS, NET

Fixed assets, net consist of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Capitalized development costs	53,300	60,608
Computer equipment and software	$3,590	$3,691
Furniture and fixtures	776	776
Leasehold improvements	3,993	3,992
	61,659	69,067
Less: Accumulated depreciation and amortization	(48,371)	(48,677)
Fixed assets, net	$13,288	$20,390

During the years ended December 31, 2025, 2024, and 2023, depreciation expense was $14.2 million, $18.0 million, and $16.9 million, respectively.

10.    ACQUIRED INTANGIBLE ASSET, NET

Dice Trademarks and Brand Name

As of December 31, 2025 and 2024, the Company had an indefinite-lived acquired intangible asset of $14.2 million and $23.8 million, respectively, related to the Dice trademarks and brand name. Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded.

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

The Company performed its annual impairment test on October 1, 2025 and as a result, recorded an impairment charge in the third quarter of 2025 of $9.6 million related to the Dice trademarks and brand name, reducing the carrying value to $14.2 million. No impairment was recorded during the years ended December 31, 2024 and 2023.

The Company utilized a relief from royalty rate methodology and level 3 inputs to value the Dice trademarks and brand name. The projections utilized in the analysis included lower revenues in the near term due to tariffs, Department of Government Efficiency Workforce Optimization initiative ("DOGE") initiatives, AI, and uncertainty surrounding the U.S. government budget and then increasing revenues at rates approximating industry growth projections, a royalty rate of 4.0% and a discount rate of 21.0%. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to demand for technology professionals, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize a further impairment in a future period.

AgileATS Technology

As discussed in Note 6, the Company recorded a $1.5 million definite lived intangible asset during the third quarter of 2025 related to the AgileATS technology. The intangible asset is being amortized over its estimated remaining useful life of two

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years. During the year ended December 31, 2025, the Company recorded $0.3 million of amortization expense associated with the AgileATS technology. The carrying amount at December 31, 2025 was $1.2 million.

AgileATS Tradename

As discussed in Note 6, the Company recorded a $0.1 million definite lived intangible asset during the third quarter of 2025 related to the AgileATS tradename. The intangible asset is being amortized over its estimated remaining useful life of two years. Amortization expense during the year ended December 31, 2025 was insignificant. The carrying amount at December 31, 2025 was $0.1 million.

11.    GOODWILL

Goodwill as of December 31, 2025 and 2024 was $120.6 million and $128.1 million, respectively. During the first quarter of 2025, in connection with the organizational restructuring, which is further described in Note 5, the Company performed an interim impairment test of the Tech-focused reporting unit immediately prior to the restructuring, then allocated its goodwill into the two new reporting units, ClearanceJobs and Dice, based the relative fair value of each reporting unit, and finally tested each reporting unit's goodwill for impairment.

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

The impairment test performed immediately after the allocation for the ClearanceJobs reporting unit indicated that the fair value was substantially in excess of the carrying value as of the date of the organizational restructuring. The impairment test performed immediately after the allocation for the Dice reporting unit resulted in the Company recording an impairment charge of $7.8 million during the first quarter of 2025.

The Company utilized level 3 inputs to determine fair value as follows with each method at a 50% weighting: 1) discounted cash flow and 2) guideline public company. The Dice projections utilized in the organizational restructuring impairment test included increasing revenues at rates approximating industry growth projections and a discount rate of 20.0%. The Company’s ability to achieve these revenue projections may be impacted by, among other things, demand for technology professionals, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Dice reporting unit are not achieved, the Company could realize a further impairment in a future period. It is reasonably possible that changes in judgments, assumptions and estimates the Company made in assessing the fair value of goodwill could cause the Company to consider some portion or all of the goodwill of the Dice reporting unit to become impaired. In addition, a future decline in the overall market conditions, demand for technology professionals, and/or changes in the Company’s market share could negatively impact the estimated future cash flows and discount rates used to determine the fair value of the reporting unit and could result in an impairment charge in the foreseeable future.

As discussed in Note 6, the Company recorded additional goodwill in the ClearanceJobs reporting unit during the third quarter of 2025 of $0.3 million related to its acquisition of AgileATS.

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

The annual impairment test for the ClearanceJobs and Dice reporting units performed as of October 1, 2025 resulted in the fair value of the reporting units being in excess of each respective carrying value. Results for the ClearanceJobs and Dice reporting units for the fourth quarter of 2025 and estimated future results as of December 31, 2025 approximate the projections used in the October 1, 2025 analysis. As a result, the Company believes it is not more likely than not that the fair value of each reporting unit is less than each respective carrying value as of December 31, 2025. No impairment was recorded during the years ended December 31, 2024 and 2023.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill by segment were as follows (in thousands):.

	Tech-focused	ClearanceJobs	Dice	Total
Goodwill at December 31, 2023	$128,100	$—	$—	$128,100
No Activity	—	—	—	—
Goodwill at December 31, 2024	$128,100	$—	$—	$128,100
Segment Change	(128,100)	97,431	30,669	—
Goodwill at January 13, 2025(1)	$—	$97,431	$30,669	$128,100
Impairment	—	—	(7,800)	(7,800)
Business combination(2)	—	312	—	312
Goodwill at December 31, 2025	$—	$97,743	$22,869	$120,612
(1) Date of organizational restructuring.
(2) Represents goodwill recognized through the acquisition of AgileATS on July 31, 2025. See Note 6 for further discussion.

12.    INDEBTEDNESS

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

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the credit agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. All borrowings as of December 31, 2025 and 2024 were in U.S. dollars. The facility may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of December 31, 2025, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

The amounts borrowed as of December 31, 2025 and 2024 are as follows (dollars in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025	December 31, 2024
Long-term debt under revolving credit facility(1)	$30,000	$32,000

Available to be borrowed under revolving facility(2)	$51,000	$56,000

Interest rate and margin:
Interest margin(3)	2.10%	2.10%
Actual interest rates(4)	5.83%	6.46%

Commitment Fee	0.35%	0.35%

(1) In connection with the Credit Agreement, the Company had deferred financing costs of $0.7 million and accumulated amortization of $0.5 million recorded in other assets on the consolidated balance sheets.

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

14.    EQUITY TRANSACTIONS

Stock Repurchase Plans— The Company's Board of Directors ("Board") has approved stock repurchase programs that permit the Company to repurchase its common stock. Management has discretion in determining the conditions under which shares may be purchased from time to time.

The following table summarizes the stock repurchase plans approved by the Board of Directors:

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	November 2025 to November 2026(1)	February 2025 to October 2025(2)	Feb 2023 to Feb 2024(3)	Feb 2022 to Feb 2023(4)
Approval Date	November 2025	February 2025	February 2023	February 2022
Authorized Repurchase Amount of Common Stock	$5 million	$5 million	$10 million	$15 million
(1) During November 2025, the Company announced that its Board approved a new stock repurchase program that permits the purchase of up to $5.0 million of Company's common stock through November 2026. This stock repurchase program was completed in January 2026 with a total of 2.9 million shares purchased for $5.0 million.

(2) During October 2025, the stock repurchase program approved in February 2025 expired with a total of 2.1 million shares purchased for $5.0 million.
(3) During February 2024, the stock repurchase program approved in February 2023 expired with a total of 1.4 million shares purchased for $5.2 million.
(4) During February 2023, the stock repurchase program approved in February 2022 expired with a total of 2.6 million shares purchased for $14.7 million.

As of December 31, 2025 the value of shares that may yet be purchased under the current plan was $0.2 million.

In February 2026, the Company announced that its Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $10 million of its common stock through February 2027.

Purchases of the Company's common stock pursuant to the Stock Repurchase Plans were as follows:

	Year Ended December 31,
	2025	2024	2023
Shares repurchased	4,845,025	—	1,661,278
Average purchase price per share(1)	$2.01	$—	$4.17
Dollar value of shares repurchased (in thousands)(1)	$9,752	$—	$6,928
(1) Dollar value of shares repurchased and average price paid per share include costs associated with the repurchases and totaled $97,000 and $33,000 for the year ended December 31, 2025 and 2023, respectively. There were no share repurchases during the year ended December 31, 2024.

As of December 31, 2025 there were 71,665 unsettled shares purchased, which settled in January 2026. No shares were unsettled as of December 31, 2024 and 2023.

The Company's Board of Directors approved the retirement of 27 million shares of Treasury Stock during the year ended December 31, 2025. As a result, the Company reduced Additional Paid in Capital by $144.7 million and Common Stock $0.3 million during the year ended December 31, 2025. The value of treasury stock retired was computed based on the average repurchase price of all treasury shares as of December 5, 2025, which was $5.37.

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

Purchases of the Company's common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated were as follows:

	Year Ended December 31,
	2025	2024	2023
Shares repurchased upon restricted stock/PSU vesting	650,071	774,725	1,152,993
Average purchase price per share	$2.57	$2.42	$5.41
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$1,670	$1,874	$6,237

Section 382 Rights Plan—On January 28, 2025, the Company adopted a shareholder rights plan designed to protect stockholder value by preserving the availability of the Company’s net capital loss carryforwards (“Carryforwards”) and other tax attributes under the Internal Revenue Code of 1986, as amended (the “Code”) (such plan, the “Section 382 Rights Plan”).

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Dividends—No dividends were declared during the years ended December 31, 2025, 2024 or 2023. Our Credit Agreement limits our ability to declare and pay dividends. See Note 12 for additional disclosures.

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

FASB ASC topic on Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. The Company had no amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company had $0.2 million of currency translation adjustments reclassified to the statements of operations related to selling a portion of its eFC ownership. The foreign currency translation adjustments impact comprehensive income. Accumulated other comprehensive income (loss), net consists of the following components, net of tax (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024	2023
Foreign currency translation:
Balance at beginning of year	$1	$(83)	$(481)
Foreign currency translation adjustment	(6)	84	198
Cumulative translation adjustments reclassified to the statements of operations	—	—	200
Balance at end of year	$(5)	$1	$(83)

16.    STOCK BASED COMPENSATION

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

The Company recorded stock based compensation expense of $4.9 million, $8.1 million, and $9.9 million during the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, there was $4.6 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

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

A summary of the status of restricted stock awards as of December 31, 2025, 2024, and 2023 and the changes during the periods then ended is presented below:

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,672,564	$3.39	2,333,436	$4.55	2,639,286	$3.96
Granted	1,803,287	$2.13	1,857,739	$2.49	1,748,172	$4.95
Forfeited	(641,777)	$3.07	(272,845)	$3.43	(502,018)	$5.22
Vested	(1,314,405)	$3.59	(1,245,766)	$4.20	(1,552,004)	$3.78
Non-vested at end of period	2,519,669	$2.47	2,672,564	$3.39	2,333,436	$4.55
Expected to vest	2,519,669	$2.47	2,672,564	$3.39	2,333,436	$4.55

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no cash flow impacts resulting from the grants.

A summary of the status of PSUs as of December 31, 2025, 2024, and 2023 and the changes during the periods then ended, is presented below:

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,420,665	$3.55	1,616,962	$4.52	2,086,933	$3.48
Granted(1)	623,000	$2.69	960,000	$2.54	1,552,715	$5.28
Forfeited(2)	(509,230)	$2.83	(345,858)	$4.42	(603,836)	$5.15
Vested	(554,684)	$4.36	(810,439)	$3.94	(1,418,850)	$3.54
Non-vested at end of period	979,751	$2.91	1,420,665	$3.55	1,616,962	$4.52
Expected to vest	979,751	$2.91	1,420,665	$3.55	1,616,962	$4.52
(1) PSUs granted includes 587,587 additional PSUs granted in the first quarter of 2023 related to the bookings achievement for the performance period ended December 31, 2022.
(2) PSUs forfeited includes 152,284 PSUs forfeited in the first quarter of 2025 related to the bookings achievement for the performance period ended December 31, 2024 and includes 230,291 PSUs forfeited in the first quarter of 2024 related to the bookings achievement for the performance period ended December 31, 2023.

Employee Stock Purchase Plan—The Company has an Employee Stock Purchase Plan ("ESPP"), which provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. The first offering period commenced January 1, 2022. During the years ended December 31, 2025, 2024, and 2023, 98,112, 155,843 and 114,002 shares, respectively, were issued under the plan. The annual compensation expense under the plan was less than $0.1 million during each of the years.

17.    INCOME TAXES

Deferred tax assets (liabilities) included in the balance sheet as of December 31, 2025 and 2024 are as follows (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2025	2024
Deferred tax assets:
Capital loss carryforward	$23,275	$22,824
Allowance for credit losses	362	430
Depreciation of fixed assets	1,097	2,981
Provision for accrued expenses and other, net	1,553	861
Investments	—	710
Stock-based compensation	851	1,294
Operating lease liabilities	2,243	2,569
Tax credit carryforward	272	279
	29,653	31,948
Less valuation allowance	(23,523)	(23,774)
Deferred tax asset, net of valuation allowance	6,130	8,174
Deferred tax liabilities:
Acquired intangibles	(3,800)	(6,313)
Capitalized contract costs	(1,379)	(1,657)
Operating lease assets	(1,067)	(1,573)
Deferred tax liability	(6,246)	(9,543)
Deferred tax liability, net	$(116)	$(1,369)

The Company had deferred tax assets of $23.3 million and $22.8 million, respectively, at December 31, 2025 and 2024 related to capital loss carryforwards and $0.3 million at December 31, 2025 and 2024 related to tax credit carryforwards. The capital losses expire in 2027 through 2030, and the tax credits expire in 2026 through 2032. The Company has recorded valuation allowances of $23.5 million and $23.8 million, respectively, at December 31, 2025 and 2024 in order to measure only the portion of the deferred tax assets which are more likely than not to be realized.

Tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Current income tax expense (benefit):
Federal	$(147)	$3,213	$2,631
State	222	329	801
Current income tax expense	75	3,542	3,432
Deferred income tax expense (benefit):
Federal	(895)	(972)	(2,648)
State	(358)	127	(653)
Deferred income tax expense (benefit)	(1,253)	(845)	(3,301)
Income tax expense (benefit)	$(1,178)	$2,697	$131

The Company paid the following amounts (in thousands) for income taxes during the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Federal	$135	$2,850	$2,390
State	341	680	1,060
Total	$476	$3,530	$3,450

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions (in thousands):

	2025	2024	2023
State:
California	$50	*	*
Georgia	$(41)	*	*
Maryland	$60	*	*
Massachusetts	$50	*	*
New Jersey	*	$240	$249

* - The jurisdiction is below the 5 percent threshold for the period presented.

The differences between income taxes expected at the federal statutory rate and income taxes reported were as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Income tax expense (benefit) at federal statutory rate	$(3,084)	21.0%	$620	21.0%	$760	21.0%
State and local taxes, net of federal effect (1)	(87)	0.6%	419	14.2%	80	2.2%
Tax credits:
Research and development	(125)	0.9%	(683)	(23.1)%	(1,651)	(45.6)%
Paid family and medical leave	(15)	0.1%	(35)	(1.2)%	(37)	(1.0)%
Changes in valuation allowance	(179)	1.2%	(78)	(2.6)%	18,158	501.4%
Nontaxable or nondeductible items:
Loss on sale of business or investment	—	—%	—	—%	(22,881)	(631.8)%
Capital loss carryforward	179	(1.2)%	113	3.8%	4,680	129.2%
Stock-based compensation	467	(3.2)%	1,982	67.2%	(399)	(11.0)%
Executive compensation	219	(1.5)%	308	10.5%	1,214	33.5%
Income from equity method investment	(19)	0.1%	(47)	(1.6)%	(105)	(2.9)%
Impairment	1,813	(12.3)%	—	—%	—	—%
Meals and entertainment	38	(0.3)%	54	1.8%	58	1.6%
Other	106	(0.7)%	16	0.5%	(9)	(0.3)%
Changes in unrecognized tax benefits	(491)	3.3%	28	0.9%	263	7.3%
Income tax expense (benefit) at effective tax rate	$(1,178)	8.0%	$2,697	91.4%	$131	3.6%

(1) The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Maryland, New Jersey, and Pennsylvania during the year ended December 31, 2025; California, New Jersey, and Illinois during the year ended December 31, 2024; and California and New Jersey during the year ended December 31, 2023.

An uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a tax return not yet filed, that has not been reflected in measuring income tax expense for financial reporting purposes. At December 31, 2025 and 2024, the Company's accrual for unrecognized tax benefits consists of the following:

	2025	2024
Unrecognized tax benefits	$526	$980
Estimated accrued interest and penalties	43	80
Accrual for unrecognized tax benefits, as recorded	$569	$1,060

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2025, 2024, and 2023, interest expense (income) and penalties recorded in the consolidated statements of operations were $(0.04) million, $0.03 million, and $0.02 million, respectively. Following is a reconciliation of the amounts of unrecognized tax benefits, net of tax and excluding interest and penalties, for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Unrecognized tax benefits—beginning of period	$980	$979	$734
Increases in tax positions related to current year	33	204	282
Increases (decreases) in tax positions related to prior year	(2)	(33)	131
Conclusion of examinations by tax authorities	(321)	—	—
Lapse of statute of limitations	(164)	(170)	(168)
Unrecognized tax benefits—end of period	$526	$980	$979

The balance of gross unrecognized benefits was $0.5 million, $1.0 million, and $1.0 million at December 31, 2025, 2024, and 2023, respectively. If the unrecognized tax benefits at December 31, 2025, 2024, and 2023 were recognized in full, tax benefits of $0.5 million, $1.0 million, and $1.0 million, respectively, would affect the effective tax rate.

The Company has filed income tax returns in the U.S. and various states. The Company is generally no longer subject to examinations by U.S. federal tax authorities for tax years prior to 2022, or by U.S. state authorities for tax years prior to 2021.

18.    EMPLOYEE SAVINGS PLAN

The Company has a savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Code. Under the Savings Plan, participating employees may defer a portion of their pretax or post-tax earnings, up to the Internal Revenue Service annual contribution limit. The Company contributed $1.7 million, $2.2 million, and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, to match employee contributions to the Savings Plan.

19.    SEGMENT INFORMATION

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

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides an analysis of results by reportable segment (in thousands):

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
By Reportable Segment:	CJ	Dice	Total	CJ	Dice	Total	CJ	Dice	Total
Revenues	$54,889	$72,937	$127,826	$54,143	$87,783	$141,926	$50,348	$101,530	$151,878
Less:
Adjusted cost of revenues	6,890	12,634		6,225	13,938		5,170	14,618
Adjusted product development	5,173	7,418		4,467	14,370		4,217	13,539
Adjusted sales	8,154	14,887		8,149	19,222		9,405	26,757
Adjusted marketing	6,460	10,255		6,776	13,049		6,445	14,539
Adjusted general and administrative	4,466	8,742		4,361	9,098		3,931	9,141
Adjusted EBITDA(1)	23,746	19,001	42,747	24,165	18,106	42,271	21,180	22,936	44,116

Reconciling Items:(2)
Less:
Depreciation (3)			14,244			17,972			16,915
Amortization			333			—			—
Restructuring (4)			6,486			1,111			2,417
Impairment of goodwill (5)			7,800			—			—
Impairment of intangible assets(6)			9,600			—			—
Impairment of right-of-use asset(7)			1,379			—			—
Severance, professional fees and related costs, and non-cash stock based compensation			6,634			9,905			10,636
Income from equity method investment			(92)			(225)			(502)
Impairment of investments(8)			948			400			300
Gain on investments			—			—			(614)
Interest expense and other			2,459			3,200			3,482
Unallocated amounts:
Other corporate expenses			7,644			6,958			7,860
Income (loss) before income taxes			$(14,688)			$2,950			$3,622

Capital Expenditures(2)(9)	$1,554	$5,268	$6,822	$2,520	$9,966	$12,486	$2,712	$13,665	$16,377

(1) Excludes deduction for other corporate expenses.
(2) Other segment disclosures as required by ASC 280.
(3) Depreciation was $2.9 million and $11.3 million for ClearanceJobs and Dice, respectively, for the year ended December 31, 2025. Depreciation was $2.6 million and $15.3 million for ClearanceJobs and Dice, respectively, for the year ended December 31, 2024. Depreciation was $2.0 million and $14.9 million for ClearanceJobs and Dice, respectively, for the year ended December 31, 2023.

(4) For the years ended December 31, 2025, 2024 and 2023, the CJ segment incurred restructuring costs of $0.4 million, $0.3 million, and $0.2 million respectively. The Dice segment incurred $3.8 million, $0.8 million, and $1.5 million respectively. Other corporate expenses incurred $2.3 million for the year ended December 31, 2025 and $0.8 million for the year ended December 31, 2023.

(5) Impairment of goodwill related entirely to the Dice reportable segment.
(6) Impairment of intangible assets related to the Dice tradename.
(7) Impairment of right-of-use asset related to lease agreements within its ROU asset.
(8) Impairment of investments related to investments as described in Note 8.
(9) Consists of capitalized website development and software costs as provided to the CODM.

DHI GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    EARNINGS PER SHARE

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

	2025	2024	2023
Net income (loss)	$(13,510)	$253	$3,491

Weighted-average shares outstanding—basic	44,775	44,648	43,571
Add shares issuable from stock-based awards	—	442	925
Weighted-average shares outstanding—diluted	$44,775	$45,090	$44,496

Basic earnings (loss) per share	$(0.30)	$0.01	$0.08
Diluted earnings (loss) per share	$(0.30)	$0.01	$0.08

Dilutive shares issuable from unvested equity awards(1)	—	442	925
Anti-dilutive shares issuable from unvested equity awards(2)	1,844	3,386	2,009

(1) During the year ended December 31, 2025, 0.7 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss.
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP has audited the Company’s internal control over financial reporting as of December 31, 2025 and has issued a report regarding its assessment included herein.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On December 1, 2025, Company Director Joseph Massaquoi adopted a "Rule 10b5-1 trading arrangement" as that term is defined in Item 408(a) of Regulation S-K. The duration of the trading arrangement is from May 8, 2026 through the plan end date of June 1, 2026 with 26,611 of restricted stock awards subject to the trading arrangement. No other officer or director of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," during the relevant time period.

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

10.10†
The DHI Group, Inc. Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-141876) filed on June 8, 2007).

10.11#
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

10.14†
Employment Agreement, dated as of January 28, 2025, between DHI Group, Inc. and Gregory Schippers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33584), filed on January 28, 2025).

10.15*†	Employment Agreement, dated as of January 27, 2025, between DHI Group, Inc. and Alexander Schildt.
19	Security Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-33584) filed on February 12, 2025)
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Greg Schippers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Greg Schippers, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†
DHI Group, Inc. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-33584) filed on February 8, 2024)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

________________

*	Filed herewith.
**	Furnished herewith.
†	Identifies a management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.
(b)	Financial Statement Schedules.

Page
Schedule II—Consolidated Valuation and Qualifying Accounts	99

SCHEDULE II
DHI GROUP, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
As of December 31, 2023, 2024 and 2025
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Charged to Income	Deductions	Balance at End of Period
Description
Reserves Deducted From Assets to Which They Apply:
Reserve for uncollectible accounts receivable:
Year ended December 31, 2023	$1,374	$1,151	$(1,212)	$1,313
Year ended December 31, 2024	1,313	1,610	(1,232)	1,691
Year ended December 31, 2025	1,691	1,866	(2,078)	1,479
Deferred tax valuation allowance:
Year ended December 31, 2023	$5,694	$18,158	$—	$23,852
Year ended December 31, 2024	23,852	(78)	—	23,774
Year ended December 31, 2025	23,774	(251)	—	23,523
____________________

 See notes to consolidated financial statements included elsewhere herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 12, 2026	DHI Group, Inc.
		By:	/S/ Art Zeile
Art Zeile
President and Chief Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Art Zeile	President, Chief Executive Officer and Director	February 12, 2026
Art Zeile	(Principal Executive Officer)

/S/ Greg Schippers	Chief Financial Officer	February 12, 2026
Greg Schippers	(Principal Financial and Accounting Officer)

/S/ Brian Schipper	Chairman and Director	February 12, 2026
Brian Schipper

/S/ Scipio Carnecchia	Director	February 12, 2026
Scipio Carnecchia

/S/ Jim Friedlich	Director	February 12, 2026
Jim Friedlich

/S/ Joseph Massaquoi	Director	February 12, 2026
Joseph Massaquoi

/S/ David Windley	Director	February 12, 2026
David Windley

/S/ Elizabeth Salomon	Director	February 12, 2026
Elizabeth Salomon

/S/ Kathleen Swann	Director	February 12, 2026
Kathleen Swann