Form 10-Q
period 2026-03-31
DHI GROUP, INC.
filed 2026-05-05
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 30, 2026, there were 43,198,507 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025
	Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2026 and 2025
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2026 and 2025
	Condensed Consolidated Statements of Stockholders' Equity for the three-month periods ended March 31, 2026 and 2025
	Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2026 and 2025
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 5.	Other Information	41

Item 6.	Exhibits	42

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	$3,012	$2,908
Accounts receivable, net of allowance for credit losses of $1,624 and $1,479	19,085	17,963
Income taxes receivable	—	148
Prepaid and other current assets	3,342	3,461
Total current assets	25,439	24,480
Fixed assets, net	12,172	13,288
Capitalized contract costs	6,511	6,482
Operating lease right-of-use assets	4,562	4,366
Investments	943	965
Acquired intangible assets	17,232	15,467
Goodwill	122,741	120,612
Other assets	2,396	2,583
Total assets	$191,996	$188,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,254	$13,636
Deferred revenue	44,275	39,653
Operating lease liabilities	1,292	1,788
Income taxes payable	374	—
Total current liabilities	57,195	55,077
Deferred revenue	216	286
Operating lease liabilities	7,881	7,390
Long-term debt	33,000	30,000
Deferred income taxes	521	116
Accrual for unrecognized tax benefits	589	569
Other long-term liabilities	75	298
Total liabilities	99,477	93,736
Commitments and contingencies (Note 12)
Stockholders’ equity
Series 1 Participating Preferred Stock, 0.01 par value, authorized 240,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 56,812 and 55,619 shares, respectively; outstanding: 43,675 and 44,460 shares, respectively	570	559
Additional paid-in capital	131,567	130,427
Accumulated other comprehensive loss	(3)	(5)
Accumulated earnings	20,503	18,971
Treasury stock, 13,137 and 11,159 shares, respectively	(60,118)	(55,445)
Total stockholders’ equity	92,519	94,507
Total liabilities and stockholders’ equity	$191,996	$188,243
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$29,693	$32,301

Operating expenses:
Cost of revenue	4,759	5,366
Product development	3,081	3,842
Sales and marketing	8,992	11,123
General and administrative	6,765	7,197
Depreciation	2,797	3,984
Amortization	235	—
Restructuring	—	2,270
Impairment of goodwill	—	7,800
Total operating expenses	26,629	41,582
Operating income (loss)	3,064	(9,281)
Income (loss) from equity method investment	(23)	64
Interest expense and other	(553)	(660)
Income (loss) before income taxes	2,488	(9,877)
Income tax expense (benefit)	956	(126)
Net income (loss)	$1,532	$(9,751)

Basic earnings (loss) per share	$0.04	$(0.21)
Diluted earnings (loss) per share	$0.04	$(0.21)

Weighted-average basic shares outstanding	41,419	45,505
Weighted-average diluted shares outstanding	42,395	45,505
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$1,532	$(9,751)

Other comprehensive income (loss):
Foreign currency translation adjustment	2	(33)
Comprehensive income (loss)	$1,534	$(9,784)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Series 1 Participating Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2025	—	$—	55,619	$559	$130,427	11,159	$(55,445)	$18,971	$(5)	$94,507
Net Income								1,532		1,532
Other comprehensive income - translation adjustments									2	2
Stock-based compensation					1,151					1,151
Restricted stock issued			811	8	(8)					—
Performance-Based Restricted Stock Units eligible to vest			440	4	(4)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(58)	(1)	1	306	(547)			(547)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	177	(314)			(314)
Purchase of treasury stock under stock repurchase plan						1,495	(3,812)			(3,812)
Balance at March 31, 2026	—	$—	56,812	$570	$131,567	13,137	$(60,118)	$20,503	$(3)	$92,519

	Convertible Preferred Stock		Series 1 Participating Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	80,881	$811	$270,122	32,664	$(189,090)	$32,481	$1	$114,325
Net loss										(9,751)		(9,751)
Other comprehensive loss - translation adjustments											(33)	(33)
Stock-based compensation							1,092					1,092
Restricted stock issued					844	8	(8)					—
Performance-Based Restricted Stock Units eligible to vest					583	6	(6)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(393)	(4)	4	331	(849)			(849)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(83)	(1)	1	243	(620)			(620)
Purchase of treasury stock under stock repurchase plan								312	(666)			(666)
Balance at March 31, 2025	—	$—	—	$—	81,832	$820	$271,205	33,550	$(191,225)	$22,730	$(32)	$103,498
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from (used in) operating activities:
Net income (loss)	$1,532	$(9,751)
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation	2,797	3,984
Amortization	235	—
Deferred income taxes	405	(214)
Amortization of deferred financing costs	36	36
Stock-based compensation	1,151	1,092
Loss (income) from equity method investment	23	(64)
Impairment of goodwill	—	7,800
Change in accrual for unrecognized tax benefits	20	32
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	298	(1,299)
Prepaid expenses and other assets	307	264
Capitalized contract costs	(29)	(353)
Accounts payable and accrued expenses	(3,013)	(4,342)
Income taxes receivable/payable	522	(8)
Deferred revenue	4,551	5,210
Other, net	(424)	(139)
Net cash flows from operating activities	8,411	2,248
Cash flows used in investing activities:
Payments for acquisition, net of cash acquired	(4,986)	—
Purchases of fixed assets	(1,648)	(2,160)
Net cash flows used in investing activities	(6,634)	(2,160)
Cash flows from (used in) financing activities:
Payments on long-term debt	(1,000)	(5,000)
Proceeds from long-term debt	4,000	6,000
Payments under stock repurchase plan	(3,812)	(666)
Purchase of treasury stock related to taxes on vested restricted and performance stock units	(861)	(1,469)
Net cash flows used in financing activities	(1,673)	(1,135)
Net change in cash for the period	104	(1,047)
Cash, beginning of period	2,908	3,702
Cash, end of period	$3,012	$2,655

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we," "our" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”). Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results to be achieved for the full year or any other future period.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three month period ended March 31, 2026.

2.    NEW ACCOUNTING STANDARDS

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. The estimated fair value of long-term debt of $33 million is based on Level 2 inputs.

Certain assets and liabilities are measured at fair value on a non-recurring basis as they are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Such instruments are not measured at fair value on an ongoing basis. These assets include equity investments, operating lease right-of-use assets, acquisition earnouts and goodwill and intangible assets which resulted from acquisitions. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

Impairment—The Company performs annual impairment tests for goodwill and the Dice trademarks and brand name as of October 1 of each year or more frequently if indicators of potential impairment exist. See Notes 9 and 10 for additional disclosures. The Company evaluates the carrying value of equity investments at each reporting period as described in Note 7. During the year ended December 31, 2025, the Company recorded an impairment of intangible assets of $9.6 million related to the Dice trademarks and brand name, an impairment of $7.8 million related to the Dice goodwill, an impairment of $1.4 million related to a right-of-use asset and an impairment of $0.9 million related to its investment in eFC. No impairment was recorded during the three months ended March 31, 2026.

4.    REVENUE RECOGNITION

The Company recognizes revenue when control of the promised goods or services are transferred to our customers, either on a ratable basis over the contract period beginning on the date that our service is made available to the customer or as the products and services are used, and at an amount that reflects the consideration to which we expect to receive in exchange for those goods or services. Revenue is recognized net of customer discounts. The Company excludes sales tax from the transaction price and therefore recognizes revenue net of applicable sales taxes. Customer billings delivered in advance of services being rendered are recorded as deferred revenue and recognized over the service period. The Company generates revenue from recruitment packages, advertising, classifieds, staffing services, and virtual and live career fair and recruitment event booth rentals.

Disaggregation of Revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand (in thousands):

	Three Months Ended March 31,
	2026	2025
ClearanceJobs	$13,996	$13,377
Dice	15,697	18,924
Total	$29,693	$32,301

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under ASC Topic 606 - Revenue from Contracts with Customers (in thousands):

	As of March 31, 2026	As of December 31, 2025

Receivables	$19,085	$17,963
Short-term contract liabilities (deferred revenue)	44,275	39,653
Long-term contract liabilities (deferred revenue)	216	286

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

The Company recognized the following revenue as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$18,544	$22,164

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2026	2027	2028	2029	Total
Deferred revenue	$42,211	$2,209	$66	$5	$44,491

Credit Losses

The Company is exposed to credit losses through the inability of its customers to make required payments on accounts receivable. The Company segments accounts receivable based on credit risk characteristics and estimates future losses for each segment based on historical trends and current market conditions, as applicable. Expected losses on accounts receivable are recorded as allowance for credit losses in the condensed consolidated balance sheets and as an expense in the condensed consolidated statements of operations. The portion of accounts receivable that is reflected as deferred revenue in the condensed consolidated balance sheets is not considered at risk for credit losses. If the financial condition of DHI’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

5.    RESTRUCTURING

In January 2025, the Company announced an organizational restructuring intended to separate its two brands, ClearanceJobs and Dice, into distinct divisions, provide dedicated leadership for each brand to foster a unified vision and strategy tailored to each brands' market dynamics, and to reduce operating costs. This restructuring included a reduction of the Company’s then-current workforce by approximately 8%. As a result of the restructuring, the Company recognized a charge of $2.3 million during the first quarter of 2025 related to employee severance costs.

In June 2025, the Company announced an additional organizational restructuring intended to reduce the operating costs of its Dice brand. This included a reduction of the Company’s then current workforce by approximately 25% primarily by reducing

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
headcount within the Company's Dice brand and associated back-office support. As a result of the restructuring, the Company recognized a charge of $4.2 million during the second quarter of 2025 related to severance costs, of which $3.9 million was paid during the year ended December 31, 2025.

Restructuring charges, accruals, and payments as of and for the periods ended March 31, 2026 and 2025 are as follows (in thousands):

	Accrual at December 31, 2025	Expense	Cash Payments	Accrual at March 31, 2026
CJ	$45	$—	$(44)	$1
Dice	265	—	(231)	34
Total restructure costs	$310	$—	$(275)	$35

	Accrual at December 31, 2024	Expense	Cash Payments	Accrual at March 31, 2025
Other corporate expenses	$—	$2,270	$(1,753)	$517
Total restructure costs	$—	$2,270	$(1,753)	$517

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

The components of lease cost were as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost(1)	$325	$425
(1) Includes short-term lease costs and variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$557	$555

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$909	$—

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	March 31, 2026	December 31, 2025
Operating lease right-of-use-assets (as reported)	$4,562	$4,366

Operating lease liabilities - current (as reported)	1,292	1,788
Operating lease liabilities - non-current (as reported)	7,881	7,390
Total operating lease liabilities	$9,173	$9,178

Weighted Average Remaining Lease Term (in years)
Operating leases	6.9 years	6.8 years

Weighted Average Discount Rate
Operating leases	5.6%	5.3%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. If impairment indicators exist, we compare the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. During the fourth quarter of 2025, due to headcount reductions related to restructurings, the Company began a search to sublease certain office space and performed an impairment analysis of the respective lease agreement. The fair value was determined using the present value of the expected sublease rentals that the Company expects could be generated over the remaining lease term. As a result, the Company recorded an impairment charge of $1.4 million in the fourth quarter of 2025, of which the ClearanceJobs segment was allocated $0.6 million and the Dice segment was allocated $0.8 million. No impairment was recorded during the three month period ended March 31, 2026.

As of March 31, 2026, future operating lease payments were as follows (in thousands):

Operating Leases
April 1, 2026 through December 31, 2026	$1,355
2027	1,486
2028	1,519
2029	1,552
2030	1,568
2031 and thereafter	3,644
Total lease payments	$11,124
Less: imputed interest	(1,951)
Total	$9,173

As of March 31, 2026 the Company has no operating or finance leases that have not yet commenced.

7. INVESTMENTS

eFinancialCareers

At March 31, 2026 and 2025, the Company had a $0.9 million and $1.9 million investment in eFinancialCareers ("eFC"), respectively, which represented a 10% ownership interest. During the fourth quarter of 2025, the investment's financial position deteriorated. As a result, the Company performed an impairment analysis of its investment, resulting in a $0.9 million impairment charge. The Company utilized level 3 inputs to determine fair value as follows (with weightings): 1) discounted cash flow (75.0%); 2) guideline public company (12.5%); and 3) guideline transaction (12.5%). The discounted cash flow methodology included declining revenues in 2026 and 2027 and then increasing revenues thereafter at rates approximating historical inflation rates. Cash flows were estimated to improve slowly during the forecast period becoming positive in 2027 and beyond. The discounted cash flow methodology utilized a discount rate of 22.1%. A future decline in eFC's business could result in a further impairment of the Company's investment in eFC.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The recorded value is adjusted based on the Company's proportionate share of eFC's net income and is recorded three months in arrears. The recorded value is further adjusted for a difference in basis and is being amortized against the investment. The Company's proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis, was insignificant for the three month period ended March 31, 2026 and was $0.1 million for the three month period ended March 31, 2025.

Other

At March 31, 2026, the Company held preferred stock representing a 6.6% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of March 31, 2026 and December 31, 2025. The Company recorded no gain or loss related to the investment during the three month period ended March 31, 2026 and 2025.

8. BUSINESS COMBINATION

AgileATS

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

The Company acquired definite lived intangible assets related to the ATS technology and AgileATS tradename. The technology was valued using the cost to recreate method. This approach estimates the cost the Company would incur to develop a technology of comparable functionality. The cost was adjusted for obsolescence based on the age of the software code, lack of recent investment, and estimated remaining life. The AgileATS tradename was valued using the relief from royalty method. This method estimates fair value based on the present value of the royalty payments that would have been incurred if the Company had to license the asset in an arm's length transaction. The valuation was based on revenue assumptions through December 31, 2030, a hypothetical royalty rate of 3.0%, income taxes of 25.3%, and a discount rate of 34.0%. The Company has assigned an estimated useful life of two years to the ATS technology and the AgileATS tradename. Amortization expense for these intangible assets is recorded in amortization expense on the condensed consolidated statements of operations.

The recorded purchase price includes an estimation of the fair value of contingent obligations associated with potential earnout provisions, which is based on achieving certain new customer relationship targets. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the consolidated statement of operations when incurred.

Acquisition related costs of $0.2 million were recorded during the three months ended September 30, 2025 in connection with the transaction and are recorded in general and administrative expenses on the condensed consolidated statements of operations.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below provides a summary of the total consideration and the purchase price allocation made for the AgileATS business combination (in thousands):

Amount
Purchase price consideration
Cash consideration paid	$1,400
Fair value of contingent earnout consideration(1)(2)	497
Total purchase price consideration	$1,897

Less: Assets acquired
Intangible asset - AgileATS technology	$1,510
Intangible asset - Tradename	90
Total assets acquired	$1,600

Plus: Net working capital assumed(3)	15

Goodwill(4)	$312

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

Point Solutions Group

On February 27, 2026, the Company's ClearanceJobs reportable segment completed the acquisition of Point Solutions Group, LLC, ("PSG"), an engineering and technology professional services firm focusing on defense contracting and government staffing. The Company purchased all of the outstanding membership interests of PSG for an aggregate purchase price of $5.4 million, of which $5.0 million was paid by the Company in cash at closing and $0.4 million is payable within one year of the purchase date based upon payment of final net working capital and upon achieving certain revenue thresholds in 2026. The recorded purchase price includes an estimate of fair value of contingent obligations associated with potential earnout provisions, which is based on achieving certain revenue targets for the year ended December 31, 2026. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the consolidated statement of operations when incurred.

The acquisition qualified as a business combination in accordance with Topic 805, Business Combinations and, accordingly, total consideration was first allocated to the fair value of the assets acquired as of the date of acquisition, including liabilities assumed, with the excess being recorded as goodwill. For financial reporting purposes, goodwill is not amortized but rather evaluated for impairment as discussed in Note 10. For income taxes, the recorded goodwill will be amortized over 15 years.

The Company acquired definite lived intangible assets related to the PSG customer relationships and PSG trademark. The customer relationships were valued using the multi-period excess earnings method, which estimates fair value based on the present value of the future cash flows attributable to the existing customer relationships. The valuation was based on cash flows through December 31, 2040, a discount rate of 27.2%, and income taxes of 25.0%. The trademark was valued using the relief from royalty method. This method estimates fair value based on the present value of the royalty payments that would have been incurred if the Company had to license the asset in an arm's length transaction. The valuation was based on revenue assumptions through December 31, 2029, a hypothetical royalty rate of 2.5%, income taxes of 25.0%, and a discount rate of 22.2%. The Company has assigned an estimated useful life of eight years to the customer relationships and two years to the trademark. Amortization expense for these intangible assets is recorded in amortization expense on the condensed consolidated statements of operations.

Acquisition related costs of $0.6 million incurred in connection with the transaction are recorded in general and administrative expenses on the condensed consolidated statements of operations.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below provides a summary of the total consideration and the purchase price allocation made for the PSG acquisition (in thousands):

Amount
Purchase price consideration
Cash consideration paid	$5,002
Fair value of contingent earnout consideration(1)	170
Working capital payable(2)	202
Total purchase price consideration	$5,374

Less: Assets acquired
Cash	$16
Accounts receivable	1,419
Prepaid and other current assets	37
Fixed assets	10
Intangible asset - Customer relationships	1,560
Intangible asset - Trademark	440
Total assets acquired	$3,482

Plus: Liabilities assumed
Accounts payable and accrued expenses	$76
Accrued compensation and payroll liabilities	161
Total liabilities assumed	$237

Goodwill(3)	$2,129

(1) Includes a $0.5 million contingent earnout consideration, discounted to $0.2 million based on the probability of achievement and a present value factor. Achievement of the contingent earnout consideration is based upon achievement of certain 2026 revenue thresholds.

(2) Represents actual working capital in excess of the target working capital payable to seller.
(3) Calculated by taking the total purchase price consideration less the net assets acquired and liabilities assumed.

9.   ACQUIRED INTANGIBLE ASSETS, NET

Dice Trademarks and Brand Name

As of March 31, 2026 and December 31, 2025 the Company had an indefinite-lived acquired intangible asset of $14.2 million related to the Dice trademarks and brand name. Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded.

The determination of whether or not indefinite-lived acquired intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the indefinite-lived acquired intangible assets. Fair values are determined using a relief from royalty rate methodology which estimates the value of the

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company performed its annual impairment test on October 1, 2025 and as a result, recorded an impairment charge in the third quarter of 2025 of $9.6 million related to the Dice trademarks and brand name, reducing the carrying value to $14.2 million. No impairment was recorded during the three months ended March 31, 2026 and 2025.

The Company utilized a relief from royalty rate methodology and level 3 inputs to value the Dice trademarks and brand name. The projections utilized in the analysis included lower revenues in the near term due to tariffs, Department of Government Efficiency Workforce Optimization ("DOGE") initiatives, AI, and uncertainty surrounding the U.S. government budget and then increasing revenues at rates approximating industry growth projections, a royalty rate of 4.0% and a discount rate of 21.0%. The Company’s ability to achieve these revenue projections may be impacted by, among other things, uncertainty related to demand for technology professionals, competition in the technology recruiting market, challenges in developing and introducing new products and product enhancements to the market and the Company’s ability to attribute value delivered to customers. If future cash flows that are attributable to the Dice trademarks and brand name are not achieved, the Company could realize a further impairment in a future period.

AgileATS Technology

As discussed in Note 8, the Company recorded a $1.5 million definite lived intangible asset during the third quarter of 2025 related to the AgileATS technology. The intangible asset is being amortized over its estimated remaining useful life of two years. During the three month period ended March 31, 2026, the Company recorded $0.2 million of amortization expense associated with the AgileATS technology. The carrying amount at March 31, 2026 was $1.0 million.

AgileATS Tradename

As discussed in Note 8, the Company recorded a $0.1 million definite lived intangible asset during the third quarter of 2025 related to the AgileATS tradename. The intangible asset is being amortized over its estimated remaining useful life of two years. Amortization expense during the three month period ended March 31, 2026 was insignificant. The carrying amount at March 31, 2026 was $0.1 million.

Point Solutions Group Customer Relationships

As discussed in Note 8, the Company recorded a $1.6 million definite lived intangible asset during the first quarter of 2026 related to customer relationships acquired in the PSG acquisition. The intangible asset is being amortized over its estimated remaining useful life of eight years. During the three month period ended March 31, 2026, the Company recorded less than $0.1 million of amortization expense associated with the asset. The carrying amount at March 31, 2026 was $1.5 million.

Point Solutions Group Trademark

As discussed in Note 8, the Company recorded a $0.4 million definite lived intangible asset during the first quarter of 2026 related to the Point Solutions Group trademark. The intangible asset is being amortized over its estimated remaining useful life of two years. Amortization expense during the three month period ended March 31, 2026 was insignificant. The carrying amount at March 31, 2026 was $0.4 million.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of intangible assets were as follows (in thousands):

		As of March 31, 2026			As of December 31, 2025
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets
Trademark and brand name	N/A	N/A	N/A	$14,200	N/A	N/A	$14,200
Definite-lived intangible assets
Trademarks and brand name	2	$530	$(49)	$481	$90	$(19)	$71
Technology	2	1,510	(503)	1,007	1,510	(314)	1,196
Customer relationships	8	1,560	(16)	1,544	—	—	—
Total definite-lived intangible assets				$3,032			$1,267
Total intangible assets				$17,232			$15,467

Amortization expense for the three months ended March 31, 2026 was $0.2 million. There was no amortization expense for the three months ended March 31, 2025.

10.   GOODWILL

Goodwill as of March 31, 2026 and December 31, 2025, was $122.7 million and $120.6 million, respectively. During the first quarter of 2025, in connection with the organizational restructuring, which is further described in Note 5, the Company performed an interim impairment test of the Tech-focused reporting unit immediately prior to the restructuring, then allocated its goodwill into the two new reporting units, ClearanceJobs and Dice, based on the relative fair value of each reporting unit, and finally tested each reporting unit's goodwill for impairment.

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

As discussed in Note 8, the Company recorded additional goodwill in the ClearanceJobs reporting unit during the third quarter of 2025 of $0.3 million related to its acquisition of AgileATS and $2.1 million during the first quarter of 2026 related to the PSG acquisition.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The annual impairment test for the ClearanceJobs and Dice reporting units performed as of October 1, 2025 resulted in the fair value of the reporting units being in excess of each respective carrying value. As a result, the Company believes it is not more likely than not that the fair value of each reporting unit is less than each respective carrying value as of March 31, 2026. Therefore, no impairment was recorded during the three month period ended March 31, 2026.

The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Tech-focused	ClearanceJobs	Dice	Total
Goodwill at December 31, 2024	$128,100	$—	$—	$128,100
Segment Change	(128,100)	97,431	30,669	—
Goodwill at January 13, 2025(1)	$—	$97,431	$30,669	$128,100
Impairment	—	—	(7,800)	(7,800)
Business combination(2)	—	312	—	312
Goodwill at December 31, 2025	$—	$97,743	$22,869	$120,612
Business combination(3)	—	2,129	—	2,129
Goodwill at March 31, 2026	$—	$99,872	$22,869	$122,741
(1) Date of organizational restructuring.
(2) Represents goodwill recognized through the acquisition of AgileATS on July 31, 2025. See Note 8 for further discussion.
(3) Represents goodwill recognized through the acquisition of Point Solutions Group on February 27, 2026. See Note 8 for further discussion.

11.    INDEBTEDNESS

Credit Agreement—In June 2022, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which was scheduled to mature in June 2027. The Credit Agreement provided for a revolving loan facility of $100 million, with an expansion option of $50 million, bringing the total facility to $150 million, as permitted under the terms of the Credit Agreement. As discussed below, the Credit Agreement was terminated and replaced subsequent to March 31, 2026.

Borrowings under the Credit Agreement denominated in U.S. dollars bore interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bore interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranged from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company’s most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurred a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. All borrowings as of March 31, 2026 and December 31, 2025 were in U.S. dollars. The facility was permitted to be prepaid at any time without penalty.

The Credit Agreement contained various affirmative and negative covenants and also contained certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. Borrowings were allowed under the Credit Agreement to the extent the consolidated leverage ratio was equal to or less than 2.50 to 1.00, subject to the terms of the Credit Agreement. Negative covenants included restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments were allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, was equal to or less than 2.00 to 1.00, plus an additional $7.5 million of restricted payments each fiscal year, as described in the Credit Agreement. The Credit Agreement also provided that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment,

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
change of control, or insolvency. As of March 31, 2026, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement were guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

The amounts borrowed as of March 31, 2026 and December 31, 2025 are as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Long-term debt under revolving credit facility(1)	$33,000	$30,000

Available to be borrowed under revolving facility(2)	$56,000	$51,000

Interest rate and margin:
Interest margin(3)	1.00%	2.10%
Actual interest rates(4)	7.75%	5.83%

Commitment fee	0.35%	0.35%

(1) In connection with the Credit Agreement, as of March 31, 2026 and December 31, 2025, the Company had deferred financing costs of $0.7 million and $0.7 million, respectively, and accumulated amortization of $0.6 million and $0.5 million, respectively, recorded in other assets on the condensed consolidated balance sheets.

(2) The amount available to be borrowed was subject to certain limitations, such as a consolidated leverage ratio which generally limited borrowings to 2.5 times annual Adjusted EBITDA, as defined in the Credit Agreement.

(3) Computed as the weighted average interest margin on all borrowings, including an additional spread of 0.10%, as applicable.
(4) Computed as the weighted average interest rate on all borrowings.

Under the terms of the Credit Agreement in effect as of March 31, 2026, there were no scheduled principal payments until maturity in June 2027.

Subsequent to March 31, 2026, the Company entered into a new credit agreement (the "New Credit Agreement"), which provides for a revolving loan facility of $70 million with an expansion option of $37.5 million, bringing the total facility to $107.5 million, as permitted under the terms of the New Credit Agreement. Borrowings under the New Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the New Credit Agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.50% to 3.25% on SOFR and SONIA loans and 1.50% to 2.25% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. The facility will mature on April 1, 2030 and may be prepaid at any time without penalty.

The New Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated fixed charge coverage ratio. Borrowings are allowed under the New Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00 and to the extent the consolidated fixed charge coverage ratio is greater than 1.20 to 1.00, subject to the terms of the New Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the New Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, as described in the New Credit Agreement. The New Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes the stock repurchase plans approved by the Board:

	February 2026 to February 2027(1)	November 2025 to November 2026(2)	February 2025 to October 2025(3)
Approval Date	February 2026	November 2025	February 2025
Authorized Repurchase Amount of Common Stock	$10 million	$5 million	$5 million

(1) During February 2026, the Company announced that its Board approved a new stock repurchase program that permits the purchase of up to $10.0 million of Company's common stock through February 2027.
(2) During January 2026, the stock repurchase program approved in November 2025, expired with a total of 2.9 million shares purchased for $5.0 million.
(3) During October 2025, the stock repurchase program approved in February 2025, expired with a total of 2.1 million shares purchased for $5.0 million.

As of March 31, 2026 the value of shares that may yet be purchased under the current plan was $6.4 million.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Three Months Ended March 31,
	2026	2025
Shares repurchased	1,495,299	311,766
Average purchase price per share(1)	$2.57	$2.16
Dollar value of shares repurchased (in thousands)(1)	$3,842	$673
(1) Dollar value of shares repurchased and average price paid per share include costs associated with the repurchases and totaled $30,000 and $7,000 for the three month periods ended March 31, 2026 and 2025, respectively.

Unsettled share repurchases as of March 31, 2026 and 2025 were 29,100 and 1,750, respectively.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated, were as follows:

	Three Months Ended March 31,
	2026	2025
Shares repurchased upon restricted stock/PSU vesting	483,055	574,246
Average purchase price per share	$1.78	$2.56
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$861	$1,469

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

Dividends—No dividends were declared during the three month periods ending March 31, 2026 and 2025. The Credit Agreement contained, and the New Credit Agreement contains, limits on our ability to declare and pay dividends. See Note 11 for additional disclosures.

14.    STOCK-BASED COMPENSATION

On July 13, 2022, the stockholders of the Company approved the DHI Group, Inc. 2022 Omnibus Equity Award Plan, which had been previously approved by the Company's Board of Directors on May 13, 2022 (the "2022 Omnibus Equity Award

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company recorded total stock-based compensation expense of $1.2 million and $1.1 million during the three month periods ended March 31, 2026 and 2025, respectively. At March 31, 2026, there was $5.8 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

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

A summary of the status of restricted stock awards as of March 31, 2026 and 2025 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,519,669	$2.47	2,672,564	$3.39
Granted	811,000	$1.86	844,000	$2.69
Forfeited	(57,503)	$2.62	(393,429)	$3.23
Vested	(717,843)	$3.39	(793,840)	$4.11
Non-vested at end of period	2,555,323	$2.02	2,329,295	$2.92
Expected to vest	2,555,323	$2.02	2,329,295	$2.92

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

There was no cash flow impact resulting from the grants of PSUs.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of PSUs as of March 31, 2026 and 2025 and the changes during the periods then ended is presented below:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Shares(1)	Weighted- Average Fair Value at Grant Date	Shares(2)	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	979,751	$2.91	1,420,665	$3.55
Granted	549,000	$1.79	623,000	$2.69
Forfeited	(130,035)	$2.63	(443,300)	$2.85
Vested	(404,274)	$3.29	(549,056)	$4.37
Non-vested at end of period	994,442	$2.18	1,051,309	$2.90
Expected to vest	994,442	$2.18	1,051,309	$2.90

(1) PSUs forfeited during the first quarter of 2026 includes 121,034 PSUs forfeited related to the bookings achievement for the performance period ended December 31, 2025.
(2) PSUs forfeited during the first quarter of 2025 includes 152,284 PSUs forfeited related to the bookings achievement for the performance period ended December 31, 2024.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan ("ESPP"). The ESPP was approved by the Company's stockholders on April 21, 2020. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 500,000, subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. As of March 31, 2026, 64,138 shares were eligible for purchase under the ESPP. No shares were issued during the three months ended March 31, 2026 and 2025.

15. INCOME TAXES

The Company’s effective tax rate was 38% and 1% for the three months ended March 31, 2026 and 2025, respectively. The following items caused the effective rate to differ from the statutory rate:

•Tax expense of $0.3 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively, from the tax impacts of stock-based compensation awards.
•Tax expense of $1.9 million during the three months ended March 31, 2025, from nondeductible impairment charges.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$1,532	$(9,751)

Weighted-average shares outstanding—basic	41,419	45,505
Add shares issuable from stock-based awards(1)	976	—
Weighted-average shares outstanding—diluted	42,395	45,505

Basic earnings (loss) per share	$0.04	$(0.21)
Diluted earnings (loss) per share	$0.04	$(0.21)

Dilutive shares issuable from unvested equity awards(1)	976	—
Anti-dilutive shares issuable from unvested equity awards(2)	2,303	2,554

(1) During the three months ended March 31, 2025, 0.7 million shares were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss.
(2) Represents outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted earnings per share.

17.    SEGMENT INFORMATION

Management has organized its reportable segments, ClearanceJobs ("CJ") and Dice, based upon our internal management reporting and information provided to the chief operating decision maker "CODM".

ClearanceJobs is an online career community and cleared staffing service dedicated to connecting security-cleared professionals with employers in a secure and private environment to fill the jobs that safeguard our nation. Authorized U.S. government contractors, federal agencies, national laboratories and universities utilize ClearanceJobs to find candidates with specific, active or current security clearance requirements in a range of disciplines. The platform provides opportunities for employers and candidates to engage in real-time through messaging and live video, and for employers to promote differentiators through a multitude of branding products and features.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides an analysis of results by reportable segment (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
By Reportable Segment:	CJ	Dice	Total	CJ	Dice	Total
Revenues	$13,996	$15,697	$29,693	$13,377	$18,924	$32,301
Less:
Adjusted cost of revenues	2,086	2,650		1,783	3,492
Adjusted product development	1,527	1,517		1,301	2,276
Adjusted sales	2,112	3,125		2,025	4,365
Adjusted marketing	1,597	2,158		1,622	3,029
Adjusted general and administrative	1,023	1,910		941	2,334
Adjusted EBITDA(1)	5,651	4,337	9,988	5,705	3,428	9,133

Reconciling Items:(2)
Less:
Depreciation (3)			2,797			3,984
Amortization			235			—
Restructuring			—			2,270
Impairment of goodwill (4)			—			7,800
Severance, professional fees and related costs, and non-cash stock based compensation			2,048			2,208
Loss (income) from equity method investment			23			(64)
Interest expense and other			553			660
Unallocated amounts:
Other corporate expenses			1,844			2,152
Income (loss) before income taxes			$2,488			$(9,877)

Capital Expenditures(2)(5)	$577	$1,045	$1,622	$362	$1,674	$2,036

(1) Excludes deduction for other corporate expenses.
(2) Other segment disclosures as required by ASC 280.
(3) Depreciation was $0.7 million and $2.1 million for ClearanceJobs and Dice, respectively, for the three months ended March 31, 2026. Depreciation was $0.7 million and $3.3 million for ClearanceJobs and Dice, respectively, for the three months ended March 31, 2025.

(4) Impairment of goodwill related entirely to the Dice reportable segment.
(5) Consists of capitalized website development and software costs as provided to the CODM.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. See also our consolidated financial statements and the notes thereto and the section entitled “Note Concerning Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Information contained herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future financial condition, liquidity and results of operations, including expectations (financial or otherwise), our strategy, plans, objectives, and intentions, and growth potential. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to: our ability to execute our tech-focused strategy; write-offs of goodwill, tradename and intangible assets; backlog not accurately representing future revenue; competition from existing and future competitors; changes in the recruiting and career services business and technologies, and the development of new products and services; macroeconomic conditions, including government shutdowns; the impact of initiatives to restructuring or streamlining government agencies, such as DOGE; the risk that AI models will reduce demand for technology professionals in the workforce; failure to develop and maintain our reputation and brand recognition; failure to increase or maintain the number of customers who purchase recruitment packages; failure to attract qualified professionals or grow the number of qualified professionals who use our websites; inability to successfully integrate future acquisitions or identify and consummate future acquisitions; misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or the failure to enforce our ownership or use of intellectual property; failure of our businesses to attract, retain and engage users; unfavorable decisions in proceedings related to future tax assessments; taxation risks in various jurisdictions for past or future sales; significant downturn not immediately reflected in our operating results; our indebtedness and the potential inability to borrow funds under our New Credit Agreement (as defined below); our ability to incur additional debt; covenants in our New Credit Agreement; the development and use of artificial intelligence; failure to timely and efficiently scale and adapt our existing technology and network infrastructure; capacity constraints, systems failures or breaches of network security; the usefulness of our candidate profiles; decrease in user engagement; Internet search engine methodologies and their impact on our search result rankings; failure to halt the operations of websites that aggregate our data, as well as data from other companies; our reliance on third-party data hosting facilities; compliance with laws and regulations concerning collection, storage and use of professionals’ professional and personal information; U.S. regulation of the internet; a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction; loss of key executives and technical personnel and our ability to attract and retain key executives, including our CEO; increases in the unemployment rate, cyclicality or downturns in the United States or worldwide economies or the industries we serve, labor shortages, or job shortages; litigation related to infringement or other claims regarding our services or content; our ability to defend ownership of our intellectual property; global climate change; compliance with changing corporate governance requirements and costs incurred in connection with being a public company; compliance with the continued listing standards of the New York Stock Exchange; volatility in our stock price; differences between estimates of financial projections and future results; failure to maintain internal controls over financial reporting; results of operations fluctuating on a quarterly and annual basis; our Section 382 Rights Plan may have an anti-takeover effect; anti takeover provisions in our governing documents making changes to management difficult; and disruption resulting from unsolicited offers to purchase the company. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have been in the recruiting and career development business for over 30 years. Following an internal reorganization in the first quarter of 2025, we have identified two reportable segments: ClearanceJobs and Dice. The Company incurs certain costs that are not directly attributable to the segments and are included in Corporate. We have organized our reportable segments based upon our internal management reporting.

Our Revenue and Expenses

We derive the majority of our revenue from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased, which are predominately annual agreements. Our Company sells recruitment packages, which comprise approximately 90% of our total revenue, that can include access to our databases of resumes and job posting capabilities. We believe the key metrics that are material to an analysis of our businesses are our total number of ClearanceJobs and Dice recruitment package customers and the revenue, on average, that these customers generate. The Company's management uses these metrics to monitor the current and future activity of the businesses. The tables below detail this customer data.

	As of March 31,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2026	2025
ClearanceJobs	1,741	1,891	(150)	(8)%
Dice	3,832	4,490	(658)	(15)%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three months ended March 31, 2026
	2026	2025	Increase (Decrease)	Percent Change
ClearanceJobs	$27,286	$25,806	$1,480	6%
Dice	$15,466	$16,384	$(918)	(6)%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

ClearanceJobs had 1,741 recruitment package customers as of March 31, 2026 compared to 1,891 as of March 31, 2025, a decrease of 8%, and average annual revenue per recruitment package customer increased $1,480, or 6%, from the prior year quarter. The increased revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government security clearance and consistent product releases and enhancements driving activity on the site, along with lower renewals for its smaller customers. The lower customer count was due to lower renewals for ClearanceJobs' smaller customers as uncertainty continued around the timing and amount of federal defense contracting. Dice had 3,832 recruitment package customers as of March 31, 2026, which was a decrease of 658, or 15%, and average annual revenue per recruitment package customer for Dice decreased by $918, or 6%, from the prior year quarter. The decrease in recruitment package customers and revenue per recruitment package customer was due to macroeconomic conditions causing customer counts and renewal rates to decline.

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

		Comparison to Prior Year End			Comparison Year Over Year
	3/31/2026	12/31/2025	Increase (Decrease)	Percent Change	3/31/2025	Increase (Decrease)	Percent Change
Deferred Revenue	$44,491	$39,939	$4,552	11%	$50,666	$(6,175)	(12)%
Contractual commitments not invoiced	54,541	59,632	(5,091)	(9)%	57,094	(2,553)	(4)%
Backlog(1)	$99,032	$99,571	$(539)	(1)%	$107,760	$(8,728)	(8)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at March 31, 2026 decreased $0.5 million from December 31, 2025 and decreased $8.7 million from March 31, 2025. The decrease in backlog compared to both December 31, 2025 and March 31, 2025 was due to macroeconomic conditions causing lower demand for the Company's services.

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

To a lesser extent, we also generate revenue from staffing services, advertising on our various websites, employer branding solutions or from lead generation and marketing solutions provided to our customers. Advertisements include various forms of rich media and banner advertising, text links, sponsorships, and custom content marketing solutions. Lead generation information utilizes advertising and other methods to deliver leads to customers. Employer branding pages provide an opportunity for customers to promote company culture and values to candidates.

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

Product Releases
2026	2025
Premium Candidate Experience Features	ClearanceJobs Expanded Multi-Factor Authentication, ClearanceJobs Live Enhancements, Candidate Experience Personalization, AgileATS, Premium Candidate Experience
Dice Screeners, Dice Model Context Protocol (MCP) Server	Dice Technologist Dashboard, Easy Post for SmartRecruiters ATS, Candidate Home Feed Redesign, Dice Employer Experience Platform, Enhanced My Jobs, Detail Job View

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

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenue

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)

ClearanceJobs	$13,996	$13,377	$619	5%
Dice	15,697	18,924	(3,227)	(17)%
Total revenue	$29,693	$32,301	$(2,608)	(8)%

For the three months ended March 31, 2026, we experienced a decrease in revenue of $2.6 million, or 8%, as compared to the three months ended March 31, 2025. Revenues for ClearanceJobs increased $0.6 million, or 5%, as compared to the same period in 2025. Continued demand for professionals with government clearance, consistent product releases and enhancements and the purchase of Point Solutions Group ("PSG") drove the increase. Revenue at Dice decreased $3.2 million, or 17%, compared to the same period in 2025 due to macroeconomic conditions continuing to drive lower renewal rates and lower new business activity.

Cost of Revenue

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Cost of revenue
ClearanceJobs	$2,087	$1,783	$304	17%
Dice	2,672	3,517	(845)	(24)%
Other corporate expenses	—	66	(66)	n.m.
Total cost of revenue	$4,759	$5,366	$(607)	(11)%
Percentage of revenue	16.0%	16.6%

Cost of revenue decreased $0.6 million, or 11% from the prior year. The ClearanceJobs segment increased $0.3 million primarily due to an increase of $0.5 million in compensation related costs, primarily due to headcount from PSG, partially offset by higher capitalized labor, which decreases expense, of $0.2 million. The Dice segment decreased $0.8 million primarily due to a decrease of $0.6 million in compensation related costs, primarily due to lower headcount and commissions, and $0.2 million in operational costs, including software expense. Other corporate expenses decreased $0.1 million compared to the prior year due to a decrease in compensation related costs.

Product Development Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Product development
ClearanceJobs	$1,526	$1,352	$174	13%
Dice	1,555	2,276	(721)	(32)%
Other corporate expenses	—	214	(214)	(100)%
Total product development	$3,081	$3,842	$(761)	(20)%
Percentage of revenue	10.4%	11.9%
Product development expenses decreased $0.8 million, or 20% from the same period of the prior year. The ClearanceJobs segment increased $0.2 million primarily due to $0.3 million increase in compensation related costs, primarily from headcount, partially offset by $0.2 million of higher capitalized labor, which decreases expense. The Dice segment decreased $0.7 million primarily due to $1.4 million of lower compensation related costs, primarily due to lower headcount. The decrease was partially offset by $0.6 million of lower capitalized labor, which increases expense. Other corporate expenses decreased $0.2 million compared to prior year due to a decrease in compensation related costs.

Sales and Marketing Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$3,699	$3,647	$52	1%
Dice	5,293	7,394	(2,101)	(28)%
Other corporate expenses	—	82	(82)	(100)%
Total sales and marketing	$8,992	$11,123	$(2,131)	(19)%
Percentage of revenue	30.3%	34.4%

Sales and marketing expenses decreased $2.1 million, or 19% from the same period for the prior year. The ClearanceJobs segment increased by $0.1 million primarily due to commissions. The Dice segment decreased by $2.1 million, of which $1.8 million was due to lower compensation related costs, primarily related to lower headcount and commissions, and $0.4 million was due to lower discretionary marketing costs. Other corporate expenses decreased $0.1 million, primarily due to decrease in compensation related costs.

General and Administrative Expenses

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$1,218	$1,381	$(163)	(12)%
Dice	2,293	2,988	(695)	(23)%
Other corporate expenses	3,254	2,828	426	15%
Total General and administrative	$6,765	$7,197	$(432)	(6)%
Percentage of revenue	22.8%	22.3%

General and administrative expenses decreased $0.4 million, or 6% from the same period for prior year. The ClearanceJobs segment decreased $0.2 million due to a decrease in compensation related costs. The Dice segment decrease of $0.7 million was driven by a $0.5 million decrease in compensation related costs, primarily lower headcount and stock-based compensation, and $0.2 million in operational costs, primarily lower rent and bad debt expenses. Other corporate expenses increased by $0.4 million driven by an increase in compensation related costs, primarily stock-based compensation.

Depreciation

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$694	$695	$(1)	—%
Dice	2,103	3,289	(1,186)	(36)%
Other corporate expenses	—	—	—	n.m.
Total Depreciation	$2,797	$3,984	$(1,187)	(30)%
Percentage of revenue	9.4%	12.3%
Depreciation expense decreased $1.2 million, or 30%, compared to the same period in 2025. The ClearanceJobs segment was substantially flat with costs approximating the prior year period. The Dice segment decreased $1.2 million as fixed asset purchases, which are primarily comprised of capitalized development costs, have declined.

Amortization

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Amortization
ClearanceJobs	$235	$—	$235	—%
Dice	—	—	—	n.m.
Other corporate expenses	—	—	—	n.m.
Total Amortization	$235	$—	$235	—%
Percentage of revenue	0.8%	—%
Amortization expense increased $0.2 million compared to the same period in 2025 as ClearanceJobs acquired definite lived intangible assets of $2.0 million in the first quarter of 2026 and $1.6 million in the third quarter of 2025. See Note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Restructuring

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Restructuring
ClearanceJobs	$—	$—	$—	n.m.
Dice	—	—	—	n.m.
Other corporate expenses	—	2,270	(2,270)	(100)%
Total Restructuring	$—	$2,270	$(2,270)	(100)%
Percentage of revenue	—%	7.0%
During the three months ended March 31, 2025, the Company recorded a restructuring charge of $2.3 million, which included a reduction of the Company’s then-current workforce by approximately 8%. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Impairment of Goodwill

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Impairment of goodwill
ClearanceJobs	$—	$—	$—	n.m.
Dice	—	7,800	(7,800)	(100)%
Other corporate expenses	—	—	—	n.m.
Total impairment of goodwill	$—	$7,800	$(7,800)	(100)%
Percentage of revenue	—%	24.1%
During the three months ended March 31, 2025, the Company recorded a $7.8 million loss related to the impairment of goodwill in the Dice segment. See Note 10 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Operating Income (Loss)

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Revenue	$29,693	$32,301	$(2,608)	(8)%
Operating income (loss)	3,064	(9,281)	12,345	(133)%
Operating margin	10.3%	(28.7)%

Operating income for the three months ended March 31, 2026 was $3.1 million, a positive margin of 10.3%, compared to operating loss of $9.3 million, a negative margin of 28.7%, for the same period in 2025, an increase of $12.3 million. The increase in operating income and percentage margin was driven by the restructuring charge and impairment of goodwill in the prior year along with decreases in compensation related costs and depreciation expense.

Income (Loss) from Equity Method Investment

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Income (loss) from equity method investment	$(23)	$64	$(87)	(136)%
Percentage of revenue	(0.1)%	0.2%

The Company recorded approximately zero and $0.1 million, respectively, of income (loss) related to its proportionate share of eFinancialCareer's net income for the three months ended March 31, 2026 and 2025. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Three Months Ended March 31,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Interest expense and other	$553	$660	$(107)	(16)%
Percentage of revenue	1.9%	2.0%

Interest expense and other decreased $0.1 million, or 16%, from the prior year, due to lower debt outstanding and lower interest rates on our revolving credit facility during the current period.

Income Taxes

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Income (loss) before income taxes	$2,488	$(9,877)
Income tax expense (benefit)	956	(126)
Effective tax rate	38.4%	1.3%

The effective tax rate for the three months ended March 31, 2026, differed from the statutory rate due to tax expense of $0.3 million from the tax impacts of stock-based compensation awards. The tax rate for the three months ended March 31, 2025, differed from the statutory rate due to tax expense of $0.5 million from the tax impacts of stock-based compensation awards and $1.9 million from nondeductible impairment charges.

Earnings (Loss) per Share

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Net income (loss)	$1,532	$(9,751)

Weighted-average shares outstanding - basic	41,419	45,505
Weighted-average shares outstanding - diluted	42,395	45,505

Basic earnings (loss) per share	$0.04	$(0.21)
Diluted earnings (loss) per share	$0.04	$(0.21)
Diluted earnings (loss) per share was $0.04 and $(0.21) for the three months ended March 31, 2026 and 2025, respectively. The increase was driven by higher operating income, as described above, partially offset by higher income tax expense in the current period.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures used by management to measure operating performance. Management uses Adjusted EBITDA and Adjusted EBITDA Margin as performance measures for internal monitoring and planning, including preparation of annual budgets, analyzing investment decisions and evaluating profitability and performance comparisons between us and our competitors. The Company also uses these measures to calculate amounts of performance-based compensation under the senior management incentive bonus program. Adjusted EBITDA represents net income plus (to the extent deducted in calculating such net income) interest expense, income tax expense, depreciation and amortization, and items such as non-cash stock-based compensation, certain write-offs in connection with indebtedness, impairment charges with respect to long-lived assets, expenses incurred in connection with an equity offering or any other offering of securities by the Company, extraordinary or non-recurring non-cash expenses or losses, losses from equity method investments, transaction costs in connection with our Credit facilities, deferred revenue written off in connection with acquisition purchase accounting adjustments, write-off of non-cash stock-based compensation expense, impairment of investment and goodwill, severance and retention costs related to dispositions and reorganizations of the Company, restructuring charges and losses related to legal claims and fees that are unusual in nature or infrequent, minus (to the extent included in calculating such net income) non-cash income or gains, including income from equity method investments, interest income, business interruption insurance proceeds, and gains related to legal claims that are unusual in nature or infrequent.
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
A reconciliation of Adjusted EBITDA for the three months ended March 31, 2026 and 2025 follows (in thousands):

	Three Months Ended March 31,
	Dollars
	2026	2025
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$1,532	$(9,751)
Interest expense	553	660
Income tax expense (benefit)	956	(126)
Depreciation	2,797	3,984
Amortization	235	—
Non-cash stock-based compensation	1,151	1,063
Loss (income) from equity method investment	23	(64)
Impairment of goodwill	—	7,800
Severance, professional fees and related costs	897	1,145
Restructuring	—	2,270
Adjusted EBITDA	$8,144	$6,981

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash provided by operating activities	$8,411	$2,248
Interest expense	553	660
Amortization of deferred financing costs	(36)	(36)
Income tax expense (benefit)	956	(126)
Deferred income taxes	(405)	214
Change in accrual for unrecognized tax benefits	(20)	(32)
Change in accounts receivable	(298)	1,299
Change in deferred revenue	(4,551)	(5,210)
Severance, professional fees and related costs	897	1,145
Restructuring	—	2,270
Changes in working capital and other	2,637	4,549
Adjusted EBITDA	$8,144	$6,981

A reconciliation of Adjusted EBITDA Margin for the three months ended March 31, 2026 and 2025 follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$29,693	$32,301

Net income (loss)	$1,532	$(9,751)
Net income (loss) margin(1)	5%	(30)%

Adjusted EBITDA	$8,144	$6,981
Adjusted EBITDA Margin(1)	27%	22%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenue.

Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the three months ended March 31, 2026 and 2025 follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash from operating activities	$8,411	$2,248
Cash used in investing activities	$(6,634)	$(2,160)
Cash used in financing activities	$(1,673)	$(1,135)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At March 31, 2026, we had cash of $3.0 million compared to $2.9 million at December 31, 2025.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $56.0 million in borrowing capacity under our $100.0 million Credit Agreement, as defined below, at March 31, 2026. Under our New Credit Agreement, as defined below, we are subject to certain availability limits including our consolidated leverage ratio. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our New Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under our New Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our New Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $8.4 million and $2.2 million for the three month periods ended March 31, 2026 and 2025, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2026 period increased $6.2 million compared to the same period of 2025 due to lower compensation related costs, partially offset by lower cash collections from customers.

Investing Activities

Cash used in investing activities during the three month period ended March 31, 2026 was $6.6 million compared to $2.2 million used in the same period of 2025. Cash used in investing activities in the three month period ended March 31, 2026 is comprised of $5.0 million of payments for acquisition and $1.6 million of fixed asset purchases, which are primarily capitalized development costs. Cash used in investing activities in the three month period ended March 31, 2025 is comprised of $2.2 million of fixed asset purchases, which are primarily capitalized development costs.

Financing Activities

Cash used in financing activities during the three month period ended March 31, 2026 was $1.7 million and was driven by $4.7 million related to share repurchases, partially offset by $3.0 million of net proceeds on long-term debt. Cash used in financing activities during the three month period ended March 31, 2025 was $1.1 million and was driven by $2.1 million related to share repurchases, partially offset by $1.0 million of net proceeds on long-term debt.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Financing and Capital Requirements

Credit Agreement

In June 2022, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc., entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”). Under the Credit Agreement, we had a $100 million revolving credit facility, with an expansion option of $50 million, bringing the total facility to $150 million, with $33.0 million of borrowings on the facility at March 31, 2026. As of March 31, 2026, the Company had $56.0 million available for future borrowings, subject to the terms of the Credit Agreement, which generally limited borrowings to 2.5 times annual Adjusted EBITDA levels. Borrowings under the Credit Agreement denominated in U.S. dollars bore interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bore interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The applicable margin ranged from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio, plus an additional spread of 0.10%. The Company incurred a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 7.75% (the rate in effect on March 31, 2026) on our then-current borrowings, interest payments were expected to be $1.9 million from April 1, 2026 to December 31, 2026 and $1.3 million in 2027. The Credit Agreement contained various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated interest coverage ratio. As of March 31, 2026, the Company was in compliance with all of the financial covenants under the Credit Agreement.

Subsequent to March 31, 2026, the Company entered into a new credit agreement (the "New Credit Agreement"), which provides for revolving loan facility of $70 million with an expansion option of $37.5 million, bringing the total facility to $107.5 million, as permitted under the terms of the New Credit Agreement. Borrowings under the New Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company's option, at SOFR or a base rate plus a margin. Borrowings under the New Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.50% to 3.25% on SOFR and SONIA loans and 1.50% to 2.25% on base rate loans, determined by the Company's most recent consolidated leverage ratio. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 6.16% (the rate in effect immediately after entering into the New Credit Agreement) on our current borrowings, interest payments were expected to be $1.5 million from April 1, 2026 to December 31, 2026, $2.0 million for the years ended December 31, 2027, 2028, and 2029, and $0.5 million from January 1, 2030 to April 1, 2030. The facility will mature on April 1, 2030 and may be prepaid at any time without penalty.

The New Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and consolidated fixed charge coverage ratio. Borrowings are allowed under the New Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00 and to the extent the consolidated fixed charge coverage ratio is greater than 1.20 to 1.00, subject to the terms of the New Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, as described in the New Credit Agreement. The New Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency.

Refer to Note 11 in the notes to the condensed consolidated financial statements included elsewhere in this report and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the

Company will exercise the option. No leases include options to purchase the leased property. As of March 31, 2026, the value of our lease right-of-use asset was $4.6 million and the value of our lease liability was $9.2 million. See Note 6 to the condensed consolidated financial statements included elsewhere in this report for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of March 31, 2026, we recorded approximately $0.6 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at March 31, 2026, are $0.6 million of tax benefits that would affect the effective tax rate if recognized.

In November 2025, the Company's Board approved a $5.0 million stock repurchase plan, which expired in January 2026 as the $5.0 million authorization was fully consumed. In February 2026, the company announced that its Board approved a new stock repurchase program that permits the purchase of up to $10.0 million of Company's common stock through February 2027. During the three months ended March 31, 2026, the Company repurchased 1.5 million shares for $3.8 million. As of March 31, 2026, the value of shares available to be purchased under the current plan was $6.4 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See Note 13 to the condensed consolidated financial statements included elsewhere in this report for further information.

We anticipate capital expenditures for the fiscal year ending December 31, 2026 to be approximately $7 million to $8 million. We intend to use operating cash flows to fund capital expenditures.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our New Credit Agreement. Borrowings under the New Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at SOFR or a base rate, plus a margin. Borrowings under the New Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.50% to 3.25% on SOFR and SONIA loans and 1.50% to 2.25% on base rate loans, determined by the Company's most recent consolidated leverage ratio. As of March 31, 2026, we had outstanding borrowings of $33.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.3 million, based on the balances outstanding for these borrowings as of March 31, 2026.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 12 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of May 5, 2026, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The following table summarizes the stock repurchase plans approved by the board of directors over the past two years:

	February 2026 to February 2027(1)	November 2025 to November 2026(2)	February 2025 to October 2025(3)
Approval Date	February 2026	November 2025	February 2025
Authorized Repurchase Amount of Common Stock	$10 million	$5 million	$5 million

(1) During February 2026, the Company announced that its Board approved a new stock repurchase program that permits the purchase of up to $10.0 million of Company's common stock through February 2027.
(2) During January 2026, the stock repurchase program approved in November 2025, expired with a total of 2.9 million shares purchased for $5.0 million.
(3) During October 2025, the stock repurchase program approved in February 2025, expired with a total of 2.1 million shares purchased for $5.0 million.

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

Stock repurchases during the three months ended March 31, 2026 were as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2026	533,646	$1.76	147,165	$83
February 1 through February 28, 2026	652,100	$2.56	555,526	$8,501,437
March 1 through March 31, 2026	792,608	$2.64	792,608	$6,405,722
Total	1,978,354		1,495,299	$—
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

Item 5.    Other Information

During the three month period ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulations S-K.

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
4.2
Section 382 Rights Agreement dated as of January 28, 2025 by and between DHI Group, Inc. and Computershare Trust Company, N.A. as rights agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on From 8-K filed on January 28, 2025.

10.1
Membership Interest Purchase Agreement dated February 27, 2026 by and among ClearanceJobs, LLC, PSG Holdings, LLC, Mad Hat Holdings LLC, Bionic Fox LLC and RWR Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 2, 2026).

10.2
Credit Agreement dated April 1, 2026 by and among DHI Group, Inc., Dice Inc., and Dice Career Solutions, Inc., as borrowers, the guarantors named therein, Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 6, 2026).

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

Date:	May 5, 2026	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President, Chief Executive Officer
(Principal Executive Officer)

		By:	/S/ Greg Schippers
Greg Schippers, Chief Financial Officer
(Principal Financial Officer)