Form 10-Q
period 2026-06-30
DHI GROUP, INC.
filed 2026-08-05
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 31, 2026, there were 43,424,190 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025
	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2026 and 2025
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2026 and 2025
	Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended June 30, 2026 and 2025
	Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2026 and 2025
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 5.	Other Information	48

Item 6.	Exhibits	49

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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$3,769	$2,908
Accounts receivable, net of allowance for credit losses of $1,242 and $1,479	16,539	17,963
Income taxes receivable	235	148
Prepaid and other current assets	2,853	3,461
Total current assets	23,396	24,480
Fixed assets, net	11,398	13,288
Capitalized contract costs	6,468	6,482
Operating lease right-of-use assets	4,192	4,366
Investments	914	965
Acquired intangible assets	16,928	15,467
Goodwill	122,741	120,612
Other assets	2,638	2,583
Total assets	$188,675	$188,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,762	$13,636
Deferred revenue	41,187	39,653
Operating lease liabilities	1,115	1,788
Total current liabilities	53,064	55,077
Deferred revenue	272	286
Operating lease liabilities	7,627	7,390
Long-term debt	32,000	30,000
Deferred income taxes	951	116
Accrual for unrecognized tax benefits	609	569
Other long-term liabilities	73	298
Total liabilities	94,596	93,736
Commitments and contingencies (Note 12)
Stockholders’ equity
Series 1 Participating Preferred Stock, 0.01 par value, authorized 240,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 56,959 and 55,619 shares, respectively; outstanding: 43,135 and 44,460 shares, respectively	571	559
Additional paid-in capital	132,554	130,427
Accumulated other comprehensive loss	(15)	(5)
Accumulated earnings	23,100	18,971
Treasury stock, 13,824 and 11,159 shares, respectively	(62,131)	(55,445)
Total stockholders’ equity	94,079	94,507
Total liabilities and stockholders’ equity	$188,675	$188,243

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$31,341	$32,027	$61,034	$64,328

Operating expenses:
Cost of revenue	6,299	5,114	11,058	10,480
Product development	2,932	3,138	6,013	6,980
Sales and marketing	9,259	10,546	18,251	21,669
General and administrative	6,286	6,517	13,051	13,714
Depreciation	2,450	3,761	5,247	7,745
Amortization	303	—	538	—
Restructuring	—	4,216	—	6,486
Impairment of goodwill	—	—	—	7,800
Total operating expenses	27,529	33,292	54,158	74,874
Operating income (loss)	3,812	(1,265)	6,876	(10,546)
Income (loss) from equity method investment	(17)	(37)	(40)	27
Interest expense and other	(687)	(619)	(1,240)	(1,279)
Income (loss) before income taxes	3,108	(1,921)	5,596	(11,798)
Income tax expense (benefit)	511	(1,080)	1,467	(1,206)
Net income (loss)	$2,597	$(841)	$4,129	$(10,592)

Basic earnings (loss) per share	$0.06	$(0.02)	$0.10	$(0.23)
Diluted earnings (loss) per share	$0.06	$(0.02)	$0.10	$(0.23)

Weighted-average basic shares outstanding	40,604	45,354	41,009	45,429
Weighted-average diluted shares outstanding	42,093	45,354	42,218	45,429

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,597	$(841)	$4,129	$(10,592)

Other comprehensive income (loss):
Foreign currency translation adjustment	(12)	18	(10)	(15)
Comprehensive income (loss)	$2,585	$(823)	$4,119	$(10,607)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Series 1 Participating Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2025	—	$—	55,619	$559	$130,427	11,159	$(55,445)	$18,971	$(5)	$94,507
Net Income								1,532		1,532
Other comprehensive income - translation adjustments									2	2
Stock-based compensation					1,151					1,151
Restricted stock issued			811	8	(8)					—
Performance-Based Restricted Stock Units eligible to vest			440	4	(4)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(58)	(1)	1	306	(547)			(547)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	177	(314)			(314)
Purchase of treasury stock under stock repurchase plan						1,495	(3,812)			(3,812)
Balance at March 31, 2026	—	$—	56,812	$570	$131,567	13,137	$(60,118)	$20,503	$(3)	$92,519
Net Income								2,597		2,597
Other comprehensive income - translation adjustments									(12)	(12)
Stock-based compensation					928					928
Restricted stock issued			267	2	(2)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(124)	(1)	1	22	(87)			(87)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(39)	—	—	—	—			—
Purchase of treasury stock under stock repurchase plan						665	(1,926)			(1,926)
Issuance of common stock upon Employee Stock Purchase Plan purchase			43	—	60					60
Balance at June 30, 2026	—	$—	56,959	$571	$132,554	13,824	$(62,131)	$23,100	$(15)	$94,079

See accompanying notes to the condensed consolidated financial statements.

	Convertible Preferred Stock		Series 1 Participating Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	80,881	$811	$270,122	32,664	$(189,090)	$32,481	$1	$114,325
Net loss										(9,751)		(9,751)
Other comprehensive loss - translation adjustments											(33)	(33)
Stock-based compensation							1,092					1,092
Restricted stock issued					844	8	(8)					—
Performance-Based Restricted Stock Units eligible to vest					583	6	(6)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(393)	(4)	4	331	(849)			(849)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(83)	(1)	1	243	(620)			(620)
Purchase of treasury stock under stock repurchase plan								312	(666)			(666)
Balance at March 31, 2025	—	$—	—	$—	81,832	$820	$271,205	33,550	$(191,225)	$22,730	$(32)	$103,498
Net loss										(841)		(841)
Other comprehensive loss - translation adjustments											18	18
Stock-based compensation							1,535					1,535
Restricted stock issued					933	9	(9)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(33)	—	—	9	(19)			(19)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(4)	—	—	3	(7)			(7)
Purchase of treasury stock under stock repurchase plan								865	(1,769)			(1,769)
Issuance of common stock upon Employee Stock Purchase Plan purchase					54	1	80					81
Balance at June 30, 2025	—	$—	—	$—	82,782	$830	$272,811	34,427	$(193,020)	$21,889	$(14)	$102,496

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from (used in) operating activities:
Net income (loss)	$4,129	$(10,592)
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation	5,247	7,745
Amortization	538	—
Deferred income taxes	835	(398)
Amortization of deferred financing costs	78	72
Stock-based compensation	2,079	2,627
Loss (income) from equity method investment	40	(27)
Impairment of goodwill	—	7,800
Change in accrual for unrecognized tax benefits	40	(332)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	2,844	4,387
Prepaid expenses and other assets	1,087	868
Capitalized contract costs	14	(25)
Accounts payable and accrued expenses	(3,370)	(2,413)
Income taxes receivable/payable	(87)	(1,726)
Deferred revenue	1,520	1,402
Other, net	(485)	(274)
Net cash flows from operating activities	14,509	9,114
Cash flows used in investing activities:
Payments for acquisition, net of cash acquired	(5,188)	—
Purchases of fixed assets	(3,258)	(4,185)
Net cash flows used in investing activities	(8,446)	(4,185)
Cash flows from (used in) financing activities:
Payments on long-term debt	(37,000)	(8,000)
Proceeds from long-term debt	39,000	6,000
Financing costs paid	(576)	—
Payments under stock repurchase plan	(5,738)	(2,435)
Purchase of treasury stock related to taxes on vested restricted and performance stock units	(948)	(1,495)
Proceeds from issuance of common stock through ESPP	60	81
Net cash flows used in financing activities	(5,202)	(5,849)
Net change in cash for the period	861	(920)
Cash, beginning of period	2,908	3,702
Cash, end of period	$3,769	$2,782

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we," "our" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”). Operating results for the three and six-month periods ended June 30, 2026 are not necessarily indicative of the results to be achieved for the full year or any other future period.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three and six-month periods ended June 30, 2026.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. The estimated fair value of long-term debt of $32.0 million is based on Level 2 inputs.

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

Impairment—The Company performs annual impairment tests for goodwill and the Dice trademarks and brand name as of October 1 of each year or more frequently if indicators of potential impairment exist. See Notes 9 and 10 for additional disclosures. The Company evaluates the carrying value of equity investments at each reporting period as described in Note 7. During the year ended December 31, 2025, the Company recorded an impairment of intangible assets of $9.6 million related to the Dice trademarks and brand name, an impairment of $7.8 million related to the Dice goodwill, an impairment of $1.4 million related to a right-of-use asset and an impairment of $0.9 million related to its investment in eFC. No impairment was recorded during the three and six-month periods ended June 30, 2026.

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

Disaggregation of Revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ClearanceJobs	$15,554	$13,626	$29,550	$27,003
Dice	15,787	18,401	31,484	37,325
Total	$31,341	$32,027	$61,034	$64,328

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under ASC Topic 606 - Revenue from Contracts with Customers (in thousands):

	As of June 30, 2026	As of December 31, 2025

Receivables	$16,539	$17,963
Short-term contract liabilities (deferred revenue)	41,187	39,653
Long-term contract liabilities (deferred revenue)	272	286

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

The Company recognized the following revenue as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$20,218	$12,079	$28,686	$34,243

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2026	2027	2028	2029	Total
Deferred revenue	$33,845	$7,455	$132	$27	$41,459

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In June 2025, the Company announced an additional organizational restructuring intended to reduce the operating costs of its Dice brand. This included a reduction of the Company’s then current workforce by approximately 25% primarily by reducing headcount within the Company's Dice brand and associated back-office support. As a result of the restructuring, the Company recognized a charge of $4.2 million during the second quarter of 2025 related to severance costs.

Restructuring charges, accruals, and payments as of and for the periods ended June 30, 2026 and 2025 are as follows (in thousands):

Three Months Ended June 30, 2026	Accrual at March 31, 2026	Expense	Cash Payments	Accrual at June 30, 2026
ClearanceJobs	$1	$—	$(1)	$—
Dice	34	—	(34)	—
Total restructure costs	$35	$—	$(35)	$—

Three Months Ended June 30, 2025	Accrual at March 31, 2025	Expense	Cash Payments	Accrual at June 30, 2025
ClearanceJobs	$—	$372	$—	$372
Dice	—	3,844	(145)	3,699
Other corporate expenses	517	—	(394)	123
Total restructure costs	$517	$4,216	$(539)	$4,194

Six Months Ended June 30, 2026	Accrual at December 31, 2025	Expense	Cash Payments	Accrual at June 30, 2026
ClearanceJobs	$45	$—	$(45)	$—
Dice	265	—	(265)	—
Total restructure costs	$310	$—	$(310)	$—

Six Months Ended June 30, 2025	Accrual at December 31, 2024	Expense	Cash Payments	Accrual at June 30, 2025
ClearanceJobs	$—	$372	$—	$372
Dice	—	3,844	(145)	3,699
Other corporate expenses	—	2,270	(2,147)	123
Total restructure costs	$—	$6,486	$(2,292)	$4,194

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

The components of lease cost were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost(1)	$452	$418	$777	$843
(1) Includes short-term lease costs and variable lease costs, which are immaterial.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,114	$1,109

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$909	$119

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	June 30, 2026	December 31, 2025
Operating lease right-of-use-assets (as reported)	$4,192	$4,366

Operating lease liabilities - current (as reported)	1,115	1,788
Operating lease liabilities - non-current (as reported)	7,627	7,390
Total operating lease liabilities	$8,742	$9,178

Weighted Average Remaining Lease Term (in years)
Operating leases	6.9 years	6.8 years

Weighted Average Discount Rate
Operating leases	5.6%	5.3%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. If impairment indicators exist, we compare the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. During the fourth quarter of 2025, due to headcount reductions related to restructurings, the Company began a search to sublease certain office space and performed an impairment analysis of the respective lease agreement. The fair value was determined using the present value of the expected sublease rentals that the Company expects could be generated over the remaining lease term. As a result, the Company recorded an impairment charge of $1.4 million in the fourth quarter of 2025, of which the ClearanceJobs segment was allocated $0.6 million and the Dice segment was allocated $0.8 million. No impairment was recorded during the three and six-month periods ended June 30, 2026.

As of June 30, 2026, future operating lease payments were as follows (in thousands):

Operating Leases
July 1, 2026 through December 31, 2026	$798
2027	1,486
2028	1,519
2029	1,552
2030	1,568
2031 and thereafter	3,644
Total lease payments	$10,567
Less: imputed interest	(1,825)
Total	$8,742

As of June 30, 2026 the Company has no operating or finance leases that have not yet commenced.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENTS

eFinancialCareers

At June 30, 2026 and December 31, 2025, the Company had a $0.9 million and $1.0 million investment in eFinancialCareers ("eFC"), respectively, which represented a 10% ownership interest. During the fourth quarter of 2025, the investment's financial position deteriorated. As a result, the Company performed an impairment analysis of its investment, resulting in a $0.9 million impairment charge. The Company utilized level 3 inputs to determine fair value as follows (with weightings): 1) discounted cash flow (75.0%); 2) guideline public company (12.5%); and 3) guideline transaction (12.5%). The discounted cash flow methodology included declining revenues in 2026 and 2027 and then increasing revenues thereafter at rates approximating historical inflation rates. Cash flows were estimated to improve slowly during the forecast period becoming positive in 2027 and beyond. The discounted cash flow methodology utilized a discount rate of 22.1%. A future decline in eFC's business could result in a further impairment of the Company's investment in eFC.

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The recorded value is adjusted based on the Company's proportionate share of eFC's net income (loss) and is recorded three months in arrears. The recorded value is further adjusted for a difference in basis and is being amortized against the investment. The Company's proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis, was insignificant for the three and six-month periods ended June 30, 2026 and for the three and six- month periods ended June 30, 2025, respectively.

Other

At June 30, 2026, the Company held preferred stock representing a 6.6% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of June 30, 2026 and December 31, 2025. The Company recorded no gain or loss related to the investment during the three and six month periods ended June 30, 2026 and 2025.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The recorded purchase price included an estimation of the fair value of contingent obligations associated with potential earnout provisions, which is based on achieving certain new customer relationship targets. During the second quarter of 2026, achievement of the full earnout became probable. As such, the Company recorded a $0.1 million charge in the condensed consolidated statements of operations.

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

Point Solutions Group

On February 27, 2026, the Company's ClearanceJobs segment completed the acquisition of Point Solutions Group, LLC ("PSG"), an engineering and technology professional services firm focusing on defense contracting and government staffing. The Company purchased all of the outstanding membership interests of PSG for an aggregate purchase price of $5.4 million, of which $5.0 million was paid by the Company in cash at closing and $0.4 million was payable within one year of the purchase date based upon payment of final net working capital and upon achieving certain revenue thresholds in 2026. During the three months ended June 30, 2026, final net working capital was settled with the Company paying $0.2 million. The remaining $0.2 million is contingent upon achievement of the 2026 revenue thresholds. The recorded purchase price includes an estimate of fair value of contingent obligations associated with potential earnout provisions, which is based on achieving certain revenue targets for the year ended December 31, 2026. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the consolidated statement of operations when incurred.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
assumptions through December 31, 2029, a hypothetical royalty rate of 2.5%, income taxes of 25.0%, and a discount rate of 22.2%. The Company has assigned an estimated useful life of eight years to the customer relationships and two years to the trademark. Amortization expense for these intangible assets is recorded in amortization expense on the condensed consolidated statements of operations.

Acquisition related costs of $0.6 million incurred in connection with the transaction were recorded during the three months ended March 31, 2026 and are recorded in general and administrative expenses on the condensed consolidated statements of operations.

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

9.   ACQUIRED INTANGIBLE ASSETS, NET

Indefinite-Lived Intangible Assets

As of June 30, 2026 and December 31, 2025 the Company had an indefinite-lived acquired intangible asset of $14.2 million related to the Dice trademarks and brand name. Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded.

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

The Company performed its annual impairment test on October 1, 2025 and as a result, recorded an impairment charge in the third quarter of 2025 of $9.6 million related to the Dice trademarks and brand name, reducing the carrying value to $14.2 million. No impairment was recorded during the three and six month periods ended June 30, 2026 and 2025, respectively.

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

Definite-Lived Intangible Assets

As discussed in Note 8, the Company recorded definite-lived intangible assets during the third quarter of 2025 related to the AgileATS technology and tradename and during the first quarter of 2026 related to customer relationships and a trademark acquired in the PSG acquisition. These assets are being amortized over their estimated remaining useful lives, ranging from two to eight years. The carrying amounts of each asset as of June 30, 2026 and December 31, 2025 are presented in the table below.

The carrying amounts of intangible assets were as follows (in thousands):

		As of June 30, 2026			As of December 31, 2025
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets
Trademark and brand name	N/A	N/A	N/A	$14,200	N/A	N/A	$14,200
Definite-lived intangible assets
Trademarks and brand name	2	$530	$(115)	$415	$90	$(19)	$71
Technology	2	1,510	(692)	818	1,510	(314)	1,196
Customer relationships	8	1,560	(65)	1,495	—	—	—
Total definite-lived intangible assets				$2,728			$1,267
Total intangible assets				$16,928			$15,467

Amortization expense for the three and six month periods ended June 30, 2026 was $0.3 million and $0.5 million, respectively. There was no amortization expense for the three or six month periods ended June 30, 2025.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   GOODWILL

Goodwill as of June 30, 2026 and December 31, 2025 was $122.7 million and $120.6 million, respectively. During the first quarter of 2025, in connection with the organizational restructuring, which is further described in Note 5, the Company performed an interim impairment test of the Tech-focused reporting unit immediately prior to the restructuring, then allocated its goodwill into the two new reporting units, ClearanceJobs and Dice, based on the relative fair value of each reporting unit, and finally tested each reporting unit's goodwill for impairment.

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

The annual impairment test for the ClearanceJobs and Dice reporting units performed as of October 1, 2025 resulted in the fair value of the reporting units being in excess of each respective carrying value. As a result, the Company believes it is not more likely than not that the fair value of each reporting unit is less than each respective carrying value as of June 30, 2026. Therefore, no impairment was recorded during the three or six-month periods ended June 30, 2026.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Tech-focused	ClearanceJobs	Dice	Total
Goodwill at December 31, 2024	$128,100	$—	$—	$128,100
Segment Change	(128,100)	97,431	30,669	—
Goodwill at January 13, 2025(1)	$—	$97,431	$30,669	$128,100
Impairment	—	—	(7,800)	(7,800)
Business combination(2)	—	312	—	312
Goodwill at December 31, 2025	$—	$97,743	$22,869	$120,612
Business combination(3)	—	2,129	—	2,129
Goodwill at June 30, 2026	$—	$99,872	$22,869	$122,741
(1) Date of organizational restructuring.
(2) Represents goodwill recognized through the acquisition of AgileATS on July 31, 2025. See Note 8 for further discussion.
(3) Represents goodwill recognized through the acquisition of PSG on February 27, 2026. See Note 8 for further discussion.

11.    INDEBTEDNESS

Credit Agreement—In April 2026, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a credit agreement (the "Credit Agreement"), which replaces the Prior Credit Agreement (defined below), and provides for a revolving loan facility of $70 million with an expansion option of $37.5 million, bringing the total facility to $107.5 million, as permitted under the terms of the Credit Agreement. At the closing of the Credit Agreement, the Company borrowed $33 million under the facility to repay, in full, all outstanding indebtedness, including accrued interest, under the Prior Credit Agreement. Unamortized debt issuance costs from the previous credit agreement of $0.1 million and debt issuance costs of $0.6 million related to the new agreement were recorded as other assets on the condensed consolidated balance sheets as of June 30, 2026 and will be recorded to interest expense over the term of the Credit Agreement

Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at the Secured Overnight Financing Rate ("SOFR") or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the Sterling Overnight Index Average ("SONIA") rate plus a margin. The margin ranges from 2.50% to 3.25% on SOFR and SONIA loans and 1.50% to 2.25% on base rate loans, determined by the Company’s most recent consolidated leverage ratio. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. The facility will mature on April 1, 2030 and may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated fixed charge coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00 and to the extent the consolidated fixed charge coverage ratio is greater than 1.20 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2026, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement were guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

Prior Credit Agreement - The Borrowers previously maintained a Third Amended and Restated Credit Agreement (the "Prior Credit Agreement"), which was scheduled to mature in June 2027. The Prior Credit Agreement was entered into during June 2022 and provided for a revolving loan facility of $100 million, with an expansion option of $50 million, bringing the total facility to $150 million, as permitted by the terms of the Prior Credit Agreement. Borrowings under the Prior Credit Agreement

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
accrued interest, at the Company's option, at the SOFR rate or a base rate plus a margin. The margin ranged from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio. The Company incurred a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. There was no penalty for prepayment of the Prior Credit Agreement.

The amounts borrowed as of June 30, 2026 and December 31, 2025 are as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Long-term debt under revolving credit facility(1)	$32,000	$30,000

Available to be borrowed under revolving facility(2)	$38,000	$51,000

Interest rate and margin:
Interest margin(3)	2.50%	2.10%
Actual interest rates(4)	6.14%	5.83%

Commitment fee	0.35%	0.35%

(1) In connection with the Company's revolving credit facilities as then in effect, as of June 30, 2026 and December 31, 2025, the Company had deferred financing costs of $0.7 million and $0.7 million, respectively, and accumulated amortization of less than $0.1 million and $0.5 million, respectively, recorded in other assets on the condensed consolidated balance sheets.

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

Under the terms of the Credit Agreement in effect as of June 30, 2026, there were no scheduled principal payments until maturity in April 2030.

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

(1) During February 2026, the Company announced that the Board approved a new stock repurchase program that permits the purchase of up to $10.0 million of Company's common stock through February 2027.
(2) During January 2026, the stock repurchase program approved in November 2025, expired with a total of 2.9 million shares purchased for $5.0 million.
(3) During October 2025, the stock repurchase program approved in February 2025, expired with a total of 2.1 million shares purchased for $5.0 million.

As of June 30, 2026 the value of shares that may yet be purchased under the current plan was $4.5 million.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares repurchased	664,750	865,585	2,160,049	1,177,351
Average purchase price per share(1)	$2.92	$2.06	$2.68	$2.09
Dollar value of shares repurchased (in thousands)(1)	$1,939	$1,786	$5,781	$2,459
(1) Dollar value of shares repurchased and average price paid per share include costs associated with the repurchases and totaled $13,000 and $43,000 for the three and six-month periods ended June 30, 2026 and $17,000 and $24,000 for the three and six-month periods ended June 30, 2025, respectively.

There were no unsettled share repurchases as of June 30, 2026 and 2025.

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

Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares repurchased upon restricted stock/PSU vesting	22,621	11,529	505,676	585,775
Average purchase price per share	$3.85	$2.26	$1.87	$2.55
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$87	$26	$948	$1,495

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

Dividends—No dividends were declared during the three and six month periods ending June 30, 2026 and 2025. The Credit Agreement contains limits on our ability to declare and pay dividends. See Note 11 for additional disclosures.

14.    STOCK-BASED COMPENSATION

On July 13, 2022, the stockholders of the Company approved the DHI Group, Inc. 2022 Omnibus Equity Award Plan, which had been previously approved by the Company's Board of Directors on May 13, 2022 (the "2022 Omnibus Equity Award Plan"). The 2022 Omnibus Equity Award Plan generally mirrors the terms of the Company's prior omnibus equity award plan, which expired in accordance with its terms on April 20, 2022 (the "2012 Omnibus Equity Award Plan"). On April 26, 2023, the stockholders of the Company approved the DHI Group, Inc. 2022 Omnibus Equity Award Plan, as Amended and Restated, which had been previously approved by the Company’s Board of Directors on March 16, 2023 (the "First Plan Amendment"). On May 15, 2026, the stockholders of the Company approved the Second Amendment to the DHI Group, Inc. 2022 Omnibus Equity Award Plan as Amended and Restated (the "Second Plan Amendment"). The Second Plan Amendment amended and restated the 2022 Omnibus Equity Award Plan to, among other things, increase the number of shares of common stock authorized for issuance as equity awards under the plan by 2.8 million shares. The Company has previously granted restricted stock and PSUs to certain employees and directors pursuant to the 2012 Omnibus Equity Award Plan and the 2022 Omnibus Equity Award Plan and will continue to grant restricted stock and PSUs to certain employees and directors pursuant to the 2022 Omnibus Equity Award Plan, as amended. The Company also offers an Employee Stock Purchase Plan.

The Company recorded total stock-based compensation expense of $0.9 million and $2.1 million during the three and six-month periods ended June 30, 2026, respectively, and $1.5 million and $2.6 million during the three and six month periods ended June 30, 2025, respectively. At June 30, 2026, there was $5.5 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

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

A summary of the status of restricted stock awards as of June 30, 2026 and 2025 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,555,323	$2.02	2,329,295	$2.92
Granted	267,214	$3.72	933,287	$1.64
Forfeited	(124,336)	$2.32	(32,835)	$3.05
Vested	(733,601)	$1.35	(327,240)	$2.54
Non-vested at end of period	1,964,600	$2.48	2,902,507	$2.55
Expected to vest	1,964,600	$2.48	2,902,507	$2.55

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,519,669	$2.47	2,672,564	$3.39
Granted	1,078,214	$2.32	1,777,287	$2.14
Forfeited	(181,839)	$2.42	(426,264)	$3.21
Vested	(1,451,444)	$2.36	(1,121,080)	$3.65
Non-vested at end of period	1,964,600	$2.48	2,902,507	$2.55
Expected to vest	1,964,600	$2.48	2,902,507	$2.55

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of PSUs as of June 30, 2026 and 2025 and the changes during the periods then ended is presented below:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	994,442	$2.18	1,051,309	$2.90
Granted	18,000	$3.72	—	$—
Forfeited	(56,911)	$2.35	(12,964)	$2.64
Vested	—	$—	(5,627)	$3.46
Non-vested at end of period	955,531	$2.19	1,032,718	$2.90
Expected to vest	955,531	$2.19	1,032,718	$2.90

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Shares(1)	Weighted- Average Fair Value at Grant Date	Shares(2)	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	979,751	$2.91	1,420,665	$3.55
Granted	567,000	$1.85	623,000	$2.69
Forfeited	(186,946)	$2.54	(456,264)	$2.85
Vested	(404,274)	$3.29	(554,683)	$4.36
Non-vested at end of period	955,531	$2.19	1,032,718	$2.90
Expected to vest	955,531	$2.19	1,032,718	$2.90

(1) PSUs forfeited during the first quarter of 2026 includes 121,034 PSUs forfeited related to the bookings achievement for the performance period ended December 31, 2025.
(2) PSUs forfeited during the first quarter of 2025 includes 152,284 PSUs forfeited related to the bookings achievement for the performance period ended December 31, 2024.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan (as amended, the "ESPP"). The ESPP was initially approved by the Company's stockholders on April 21, 2020. On March 26, 2026 the Company's Board adopted an amendment to the ESPP ("ESPP First Plan Amendment") to increase the maximum number of shares of common stock authorized for issuance under the term of the ESPP by 500,000 shares. The ESPP First Plan Amendment was subsequently approved by stockholders on May 15, 2026. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 1,000,000 subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. As of June 30, 2026, 520,929 shares were eligible for purchase under the ESPP. During each of the three and six months periods ended June 30, 2026, 43,209 shares were issued under the plan. During each of the three and six-months periods ended June 30, 2025, 54,229 shares were issued under the plan.

15. INCOME TAXES

The Company’s effective tax rate was 16% and 26% for the three and six months ended June 30, 2026, respectively, and 56% and 10% for the three and six months ended June 30, 2025, respectively. The following items caused the effective rate to differ from the statutory rate:

•A tax benefit of $0.3 million during the three months ended June 30, 2026, and tax expense of $0.1 million and $0.6 million during the three and six months ended June 30, 2025, respectively, from the tax impacts of stock-based compensation awards.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Tax expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2026, respectively, from state income taxes.
•A tax benefit of $0.4 million during the three and six months ended June 30, 2025, from the completion of a federal tax examination related to research credits.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,597	$(841)	$4,129	$(10,592)

Weighted-average shares outstanding—basic	40,604	45,354	41,009	45,429
Add shares issuable from stock-based awards(1)	1,489	—	1,209	—
Weighted-average shares outstanding—diluted	42,093	45,354	42,218	45,429

Basic earnings (loss) per share	$0.06	$(0.02)	$0.10	$(0.23)
Diluted earnings (loss) per share	$0.06	$(0.02)	$0.10	$(0.23)

Dilutive shares issuable from unvested equity awards(1)	1,489	—	1,209	—
Anti-dilutive shares issuable from unvested equity awards(2)	150	1,994	160	2,492

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table provides an analysis of results by reportable segment (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
By Reportable Segment:	CJ	Dice	Total	CJ	Dice	Total
Revenues	$15,554	$15,787	$31,341	$13,626	$18,401	$32,027
Less:
Adjusted cost of revenues	3,548	2,703		1,661	3,453
Adjusted product development	1,295	1,584		1,216	1,921
Adjusted sales	1,931	2,947		2,112	4,101
Adjusted marketing	1,663	2,605		1,552	2,781
Adjusted general and administrative	1,122	1,772		1,013	1,976
Adjusted EBITDA(1)	5,995	4,176	10,171	6,072	4,169	10,241

Reconciling Items:(2)
Less:
Depreciation (3)			2,450			3,761
Amortization			303			—
Restructuring			—			4,216
Severance, professional fees and related costs, and non-cash stock based compensation			1,751			1,782
Loss (income) from equity method investment			17			37
Interest expense and other			687			619
Unallocated amounts:
Other corporate expenses			1,855			1,747
Income (loss) before income taxes			$3,108			$(1,921)

Capital Expenditures(2)(4)	$649	$918	$1,567	$306	$1,594	$1,900

(1) Excludes deduction for other corporate expenses.
(2) Other segment disclosures as required by ASC 280.
(3) Depreciation was $0.5 million and $1.9 million for ClearanceJobs and Dice, respectively, for the three months ended June 30, 2026. Depreciation was $0.9 million and $2.9 million for ClearanceJobs and Dice, respectively, for the three months ended June 30, 2025.

(4) Consists of capitalized website development and software costs as provided to the CODM.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
By Reportable Segment:	CJ	Dice	Total	CJ	Dice	Total
Revenues	$29,550	$31,484	$61,034	$27,003	$37,325	$64,328
Less:
Adjusted cost of revenues	5,634	5,353		3,444	6,945
Adjusted product development	2,822	3,101		2,517	4,197
Adjusted sales	4,043	6,072		4,137	8,466
Adjusted marketing	3,260	4,763		3,174	5,810
Adjusted general and administrative	2,145	3,682		1,954	4,310
Adjusted EBITDA(1)	11,646	8,513	20,159	11,777	7,597	19,374

Reconciling Items:(2)
Less:
Depreciation (3)			5,247			7,745
Amortization			538			—
Restructuring			—			6,486
Impairment of goodwill (4)			—			7,800
Severance, professional fees and related costs, and non-cash stock based compensation			3,799			3,990
Loss (income) from equity method investment			40			(27)
Interest expense and other			1,240			1,279
Unallocated amounts:
Other corporate expenses			3,699			3,899
Income (loss) before income taxes			$5,596			$(11,798)

Capital Expenditures(2)(5)	$1,226	$1,963	$3,189	$647	$3,221	$3,868

(1) Excludes deduction for other corporate expenses.
(2) Other segment disclosures as required by ASC 280.
(3) Depreciation was $1.2 million and $4.0 million for ClearanceJobs and Dice, respectively, for the six months ended June 30, 2026. Depreciation was $1.6 million and $6.2 million for ClearanceJobs and Dice, respectively, for the six months ended June 30, 2025.

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

Information contained herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future financial condition, liquidity and results of operations, including expectations (financial or otherwise), our strategy, plans, objectives, and intentions, and growth potential. These statements often include words such as “may,” “will,” “should,”

“believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, a write-off of all or a part of our goodwill and intangible assets, backlog not accurately representing future revenue, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business and the development of new products and services, macroeconomic conditions, including government shutdowns, the impact of initiatives to restructure or streamline government agencies, such as DOGE, the risk that AI models will reduce demand for technology professionals in the workforce, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction, inability to successfully integrate future acquisitions or identify and consummate future acquisitions, misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or failure to enforce our ownership of intellectual property, failure to attract and retain users who create and post original content on our web properties, taxation risks in various jurisdictions and the potential for unfavorable decisions related to tax assessments, taxation risks impacting our liability or past sales, and ability to make future sales, downturns in our customers' businesses, our indebtedness and our ability to borrow funds under our revolving credit facility or refinance our indebtedness, restrictions on our current and future operations under such indebtedness, development and use of artificial intelligence, failure to timely and efficiently scale, adapt and maintain our technology and infrastructure, capacity constraints, system failures or breaches of network security, usefulness of our candidate profiles to our customers, decreases in our user engagement, changes in search engines' methodologies, failure to halt operations of third-party websites aggregating our data, our reliance on third-party hosting facilities, our compliance with laws and regulations, U.S. and foreign government regulation of the Internet and taxation, failure to attract or retain key executives and personnel, our ability to navigate the cyclicality or downturns of the U.S. and worldwide economies, litigation related to infringement or other claims regarding our services or content, our ability to defend ownership of our intellectual property, global climate change, compliance with the continued listing standards of the New York Stock Exchange, volatility in our stock price, differences between estimates of financial projections and future results, failure to maintain controls over financial reporting, results of operations fluctuating on a quarterly and annual basis, our Section 382 Rights Plan may have an anti-takeover effect, anti-takeover provisions in our governing documents may make changes to management difficult, and disruption resulting from unsolicited offers to purchase the company. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, under the headings “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have been in the recruiting and career development business for over 35 years. Following an internal reorganization in the first quarter of 2025, we have identified two reportable segments: ClearanceJobs and Dice. The Company incurs certain costs that are not directly attributable to the segments and are included in Corporate. We have organized our reportable segments based upon our internal management reporting.

Our Revenue and Expenses

We derive the majority of our revenue from customers who pay fees, either annually, quarterly or monthly, to post jobs on our websites and to access our searchable databases of resumes. Our fees vary by customer based on the number of individual users of our databases of resumes, the number and type of job postings and profile views purchased and the terms of the packages purchased, which are predominately annual agreements. Our Company sells recruitment packages, which comprise approximately 90% of our total revenue, that can include access to our databases of resumes and job posting capabilities. We believe the key metrics that are material to an analysis of our businesses are our total number of ClearanceJobs and Dice recruitment package customers and the revenue, on average, that these customers generate. The Company's management uses these metrics to monitor the current and future activity of the businesses. The tables below detail this customer data (dollars in thousands).

	As of June 30,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2026	2025
ClearanceJobs	1,735	1,868	(133)	(7)%
Dice	3,702	4,365	(663)	(15)%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase (Decrease)	Percent Change	2026	2025	Increase (Decrease)	Percent Change
ClearanceJobs	$28,255	$26,026	$2,229	9%	$27,770	$25,916	$1,854	7%
Dice	$15,899	$15,434	$465	3%	$15,682	$15,909	$(227)	(1)%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

ClearanceJobs had 1,735 recruitment package customers as of June 30, 2026 compared to 1,868 as of June 30, 2025, a decrease of 7%, and average annual revenue per recruitment package customer increased $2,229, or 9%, from the prior year quarter. The increased revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government security clearance and consistent product releases and enhancements driving activity on the site, along with lower renewals for its smaller customers. The lower customer count was due to lower renewals for ClearanceJobs' smaller customers, who remain uncertain around the timing and amount of federal defense contracting. Dice had 3,702 recruitment package customers as of June 30, 2026, which was a decrease of 663, or 15%, and average annual revenue per recruitment package customer for Dice increased by $465, or 3%, from the prior year quarter. The decrease in recruitment package customers was due to macroeconomic conditions causing lower renewals for Dice's smaller customers. The increase in revenue per recruitment package customer was due to the churn in Dice's smaller customers.

Deferred revenue, as shown on the condensed consolidated balance sheets, reflects customer billings made in advance of services being rendered. Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts. We believe backlog to be an important measure of our business as it represents our ability to generate future revenue. A summary of our deferred revenue and backlog is as follows (dollars in thousands):

		Comparison to Prior Year End			Comparison Year Over Year
	6/30/2026	12/31/2025	Increase (Decrease)	Percent Change	6/30/2025	Increase (Decrease)	Percent Change
Deferred Revenue	$41,459	$39,939	$1,520	4%	$46,858	$(5,399)	(12)%
Contractual commitments not invoiced	50,819	59,632	(8,813)	(15)%	54,316	(3,497)	(6)%
Backlog(1)	$92,278	$99,571	$(7,293)	(7)%	$101,174	$(8,896)	(9)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at June 30, 2026 decreased $7.3 million from December 31, 2025 and decreased $8.9 million from June 30, 2025. The decrease in backlog compared to both December 31, 2025 and June 30, 2025 was due to macroeconomic conditions causing lower demand for Dice's services while ClearanceJobs backlog increased as compared to June 30, 2025 and was flat as compared to December 31, 2025.

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

Product Releases
2026	2025
Premium Candidate Experience Features, Promoted Jobs, Re-architected Agile ATS for multi-tenancy, Replaced Core Search Architecture	ClearanceJobs Expanded Multi-Factor Authentication, ClearanceJobs Live Enhancements, Candidate Experience Personalization, AgileATS, Premium Candidate Experience
Dice Screeners, Dice Model Context Protocol (MCP) Server, Upgraded Dice Candidate Profile, AI applicant Scoring	Dice Technologist Dashboard, Easy Post for SmartRecruiters ATS, Candidate Home Feed Redesign, Dice Employer Experience Platform, Enhanced My Jobs, Detail Job View

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

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenue

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)

ClearanceJobs	$15,554	$13,626	$1,928	14%
Dice	15,787	18,401	(2,614)	(14)%
Total revenue	$31,341	$32,027	$(686)	(2)%

For the three months ended June 30, 2026, we experienced a decrease in revenue of $0.7 million, or 2%, as compared to the three months ended June 30, 2025. Revenues for ClearanceJobs increased $1.9 million, or 14%, as compared to the same period in 2025. Continued demand for professionals with government clearance, consistent product releases and enhancements and the acquisition of Point Solutions Group ("PSG") drove the increase. Revenue at Dice decreased $2.6 million, or 14%, compared to the same period in 2025 due to macroeconomic conditions driving lower renewal rates.

Cost of Revenue

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Cost of revenue
ClearanceJobs	$3,566	$1,661	$1,905	115%
Dice	2,733	3,453	(720)	(21)%
Other corporate expenses	—	—	—	n.m.
Total cost of revenue	$6,299	$5,114	$1,185	23%
Percentage of revenue	20.1%	16.0%

Cost of revenue expenses increased $1.2 million, or 23% from the prior year. The ClearanceJobs segment increased $1.9 million primarily due to an increase of $1.8 million in compensation related costs, primarily due to compensation costs relating to the PSG acquisition. The Dice segment decreased $0.7 million primarily due to a decrease of $0.4 million in compensation related costs, primarily due to lower headcount and $0.2 million in operational costs, including professional fees.

Product Development

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Product development
ClearanceJobs	$1,349	$1,216	$133	11%
Dice	1,583	1,921	(338)	(18)%
Other corporate expenses	—	1	(1)	(100)%
Total product development	$2,932	$3,138	$(206)	(7)%
Percentage of revenue	9.4%	9.8%
Product development expenses decreased $0.2 million, or 7% from the same period of the prior year. The ClearanceJobs segment increased $0.1 million primarily due to $0.4 million increase in compensation related costs, primarily from increased headcount, partially offset by $0.2 million of higher capitalized labor. The Dice segment decreased $0.3 million primarily due to $1.0 million of lower compensation related costs, primarily due to lower headcount. The decrease was partially offset by $0.7 million of lower capitalized labor.

Sales and Marketing

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$3,678	$3,664	$14	—%
Dice	5,581	6,882	(1,301)	(19)%
Other corporate expenses	—	—	—	n.m.
Total sales and marketing	$9,259	$10,546	$(1,287)	(12)%
Percentage of revenue	29.5%	32.9%

Sales and marketing expenses decreased $1.3 million, or 12% from the same period of the prior year. The ClearanceJobs segment was primarily flat to prior year. The Dice segment decreased by $1.3 million primarily due to a $1.4 million decrease in compensation related costs, primarily related to lower headcount and commissions.

General and Administrative

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$1,509	$1,226	$283	23%
Dice	2,157	2,373	(216)	(9)%
Other corporate expenses	2,620	2,918	(298)	(10)%
Total General and administrative	$6,286	$6,517	$(231)	(4)%
Percentage of revenue	20.1%	20.3%

General and administrative expenses decreased $0.2 million, or 4% from the same period of the prior year. The ClearanceJobs segment increased $0.3 million due to an increase in compensation related costs. The Dice segment decrease of $0.2 million was driven by a decrease in compensation related costs, primarily stock-based compensation. Other corporate expenses decreased by $0.3 million driven by a decrease in compensation related costs, primarily stock-based compensation.

Depreciation

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$537	$881	$(344)	(39)%
Dice	1,913	2,880	(967)	(34)%
Other corporate expenses	—	—	—	n.m.
Total Depreciation	$2,450	$3,761	$(1,311)	(35)%
Percentage of revenue	7.8%	11.7%
Depreciation expense decreased $1.3 million, or 35%, compared to the same period in 2025. The ClearanceJobs segment decreased $0.3 million and the Dice segment decreased $1.0 million, in each case as fixed asset purchases, which are primarily comprised of capitalized development costs, have declined.

Amortization

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Amortization
ClearanceJobs	$303	$—	$303	—%
Dice	—	—	—	n.m.
Other corporate expenses	—	—	—	n.m.
Total Amortization	$303	$—	$303	—%
Percentage of revenue	1.0%	—%
Amortization expense increased $0.3 million compared to the same period in 2025 as ClearanceJobs acquired definite lived intangible assets of $2.0 million in the first quarter of 2026 and $1.6 million in the third quarter of 2025. See Note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Restructuring

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Restructuring
ClearanceJobs	$—	$372	$(372)	n.m.
Dice	—	3,844	(3,844)	n.m.
Other corporate expenses	—	—	—	—%
Total Restructuring	$—	$4,216	$(4,216)	(100)%
Percentage of revenue	—%	13.2%
During the three months ended June 30, 2025, the Company recorded a restructuring charge of $4.2 million intended to streamline its operations, drive business objective, reduce operating expenses and improve operating margins. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Operating Income (Loss)

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Revenue	$31,341	$32,027	$(686)	(2)%
Operating income (loss)	3,812	(1,265)	5,077	(401)%
Operating margin	12.2%	(3.9)%

Operating income for the three months ended June 30, 2026 was $3.8 million, a positive operating margin of 12.2%, compared to operating loss of $1.3 million, a negative operating margin of 3.9%, for the same period in 2025, an increase of $5.1 million. The increase in operating income and operating margin percentage was driven by the restructuring charges in the prior year along with decreases in compensation related costs and depreciation expense.

Income (Loss) from Equity Method Investment

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Income (loss) from equity method investment	$(17)	$(37)	$20	(54)%
Percentage of revenue	(0.1)%	(0.1)%

Income (loss) from equity method investment was approximately flat compared to the same period of the prior year. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Three Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Interest expense and other	$687	$619	$68	11%
Percentage of revenue	2.2%	1.9%

Interest expense and other increased $0.1 million, or 11%, from the prior year, due to higher debt outstanding on our revolving credit facility during the current period. See Note 11 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Income Taxes

	Three Months Ended June 30,
	2026	2025
	(in thousands, except percentages)
Income (loss) before income taxes	$3,108	$(1,921)
Income tax expense (benefit)	511	(1,080)
Effective tax rate	16.4%	56.2%

The effective tax rate for the three months ended June 30, 2026 differed from the statutory rate due to a tax benefit of $0.3 million from the tax impacts of stock-based compensation awards and tax expense of $0.1 million from state income taxes. The tax rate for the three months ended June 30, 2025 differed from the statutory rate due to tax expense of $0.1 million from the tax impacts of stock-based compensation awards and a tax benefit of $0.4 million from the completion of a federal tax examination related to research credits.

Earnings (Loss) per Share

	Three Months Ended June 30,
	2026	2025
	(in thousands, except per share amounts)
Net income (loss)	$2,597	$(841)

Weighted-average shares outstanding - basic	40,604	45,354
Weighted-average shares outstanding - diluted	42,093	45,354

Basic earnings (loss) per share	$0.06	$(0.02)
Diluted earnings (loss) per share	$0.06	$(0.02)
Diluted earnings (loss) per share was $0.06 and $(0.02) for the three months ended June 30, 2026 and 2025, respectively. The increase was driven by higher operating income, as described above, partially offset by higher income tax expense in the current period.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025.
Revenue

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Revenue
ClearanceJobs	$29,550	$27,003	$2,547	9%
Dice	31,484	37,325	(5,841)	(16)%
Total revenue	$61,034	$64,328	$(3,294)	(5)%

We experienced a decrease in revenue of $3.3 million, or 5% during the six month period ended June 30, 2026 as compared to the six month period ended June 30, 2025. Revenue at ClearanceJobs increased by $2.5 million, or 9%, as compared to the same period in 2025. Continued demand for professionals with government clearance, consistent product releases and enhancements and the acquisition of PSG drove the increase. Revenue at Dice decreased by $5.8 million, or 16%, compared to the prior year due to macroeconomic conditions driving lower renewal rates.
Cost of Revenue

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Cost of revenue
ClearanceJobs	$5,653	$3,444	$2,209	64%
Dice	5,405	6,970	(1,565)	(22)%
Other corporate expenses	—	66	(66)	(100)%
Total cost of revenue	$11,058	$10,480	$578	6%
Percentage of revenue	18.1%	16.3%

Cost of revenue expenses increased $0.6 million, or 6%, from the prior year period. The ClearanceJobs segment increased $2.2 million primarily due to a $2.3 million increase in compensation related costs primarily due to compensation costs relating to the PSG acquisition, partially offset by higher capitalized labor of $0.2 million. The Dice segment decreased $1.6 million compared to the prior year period due to a $1.0 million decrease in compensation related costs, primarily headcount and commissions, a $0.4 million decrease in operational costs, primarily professional fees and cloud computing, and a $0.2 million decrease in software subscriptions. Other corporate expenses decreased $0.1 million compared to the prior year due to a decrease in compensation related costs.
Product Development

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Product development
ClearanceJobs	$2,875	$2,568	$307	12%
Dice	3,138	4,197	(1,059)	(25)%
Other corporate expenses	—	215	(215)	(100)%
Total product development	$6,013	$6,980	$(967)	(14)%
Percentage of revenue	9.9%	10.9%

Product development expense decreased $1.0 million, or 14%, from the prior year period. The ClearanceJobs segment increased $0.3 million driven by $0.7 million of higher compensation related costs, primarily from increased headcount, partially offset by higher capitalized labor of $0.4 million. The Dice segment decreased $1.1 million primarily due to lower compensation related costs of $2.3 million due to lower headcount, which was partially offset by lower capitalized labor of $1.3 million. Other corporate expenses decreased $0.2 million compared to prior year due to a decrease in compensation related costs.

Sales and Marketing

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$7,377	$7,311	$66	1%
Dice	10,874	14,276	(3,402)	(24)%
Other corporate expenses	—	82	(82)	(100)%
Total sales and marketing	$18,251	$21,669	$(3,418)	(16)%
Percentage of revenue	29.9%	33.7%

Sales and marketing expenses decreased $3.4 million, or 16% from the prior year period. The ClearanceJobs segment increased $0.1 million primarily due to compensation related costs. The Dice segment decreased $3.4 million driven by lower compensation related costs of $3.2 million due to lower headcount and commissions and a $0.2 million decrease in discretionary marketing expenses. Other corporate expenses decreased $0.1 million, primarily due to decrease in compensation related costs.

General and Administrative

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$2,727	$2,607	$120	5%
Dice	4,450	5,361	(911)	(17)%
Other corporate expenses	5,874	5,746	128	2%
Total general and administrative	$13,051	$13,714	$(663)	(5)%
Percentage of revenue	21.4%	21.3%

General and administrative expense decreased $0.7 million, or 5%, from the prior year. The ClearanceJobs segment increased $0.1 million driven by higher compensation related costs. The Dice segment decreased $0.9 million due to a decrease in compensation related costs, primarily stock-based compensation and headcount. Other corporate expenses increased by $0.1 million driven by an increase in compensation related costs, primarily due to headcount.
Depreciation

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$1,231	$1,576	$(345)	(22)%
Dice	4,016	6,169	(2,153)	(35)%
Other corporate expenses	—	—	—	n.m.
Total depreciation	$5,247	$7,745	$(2,498)	(32)%
Percentage of revenue	8.6%	12.0%
Depreciation expense decreased $2.5 million, or 32%, compared to the same period in 2025. The ClearanceJobs segment decreased $0.3 million and the Dice segment decreased by $2.2 million, in each case as fixed asset purchases, which are primarily comprised of capitalized development costs, have declined.

Amortization

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Amortization
ClearanceJobs	$538	$—	$538	—%
Dice	—	—	—	n.m.
Other corporate expenses	—	—	—	n.m.
Total amortization	$538	$—	$538	—%
Percentage of revenue	0.9%	—%
Amortization expense increased $0.5 million compared to the same period in 2025 as ClearanceJobs acquired definite lived intangible assets of $2.0 million in the first quarter of 2026 and $1.6 million in the third quarter of 2025. See Note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.
Restructuring

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Restructuring
ClearanceJobs	$—	$372	$(372)	(100)%
Dice	—	3,844	(3,844)	(100)%
Other corporate expenses	—	2,270	(2,270)	(100)%
Total restructuring	$—	$6,486	$(6,486)	n.m.
Percentage of revenue	—%	10.1%
During the six months ended June 30, 2025, the Company recorded a restructuring charge of $6.5 million intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Impairment of Goodwill

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Impairment of goodwill
ClearanceJobs	$—	$—	$—	n.m.
Dice	—	7,800	(7,800)	(100)%
Other corporate expenses	—	—	—	n.m.
Total impairment of goodwill	$—	$7,800	$(7,800)	n.m.
Percentage of revenue	—%	12.1%
During the six months ended June 30, 2025 the Company recorded a $7.8 million loss related to the impairment of goodwill in the Dice segment. See Note 10 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Operating Income (Loss)

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Revenue	$61,034	$64,328	$(3,294)	(5)%
Operating income (loss)	6,876	(10,546)	17,422	n.m.
Operating margin	11.3%	(16.4)%

Operating income (loss) for the six months ended June 30, 2026 was $6.9 million, a positive operating margin of 11.3%, compared to operating loss of $10.5 million, a negative operating margin of 16.4%, for the same period in 2025, an increase of $17.4 million. The increase in operating income and percentage operating margin was driven by the restructuring charge and impairment of goodwill in the prior year along with decreases in compensation related costs and depreciation expense.
Income (Loss) from Equity Method Investment

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Income (loss) from equity method investment	$(40)	$27	$(67)	n.m.
Percentage of revenue	(0.1)%	—%

Income (loss) from equity method investment was approximately flat compared to the same period of the prior year. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Six Months Ended June 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Interest expense and other	$1,240	$1,279	$(39)	(3)%
Percentage of revenue	2.0%	2.0%

Interest expense and other was approximately flat compared to the same period in 2025.

Income Taxes

	Six Months Ended June 30,
	2026	2025
	(in thousands, except percentages)
Income (loss) before income taxes	$5,596	$(11,798)
Income tax expense (benefit)	1,467	(1,206)
Effective tax rate	26.2%	10.2%

Our effective tax rate for the six months ended June 30, 2026 differed from the statutory rate due to tax expense of $0.2 million from state income taxes. The tax rate for the six months ended June 30, 2025 differed from the statutory rate due to tax expense of $0.6 million from the tax impacts of share-based compensation awards, tax expense of $1.9 million from nondeductible impairment charges, and a tax benefit of $0.4 million from the completion of a federal tax examination related to research credits.

Earnings (Loss) per Share

	Six Months Ended June 30,
	2026	2025
	(in thousands, except per share amounts)
Net income (loss)	$4,129	$(10,592)

Weighted-average shares outstanding - basic	41,009	45,429
Weighted-average shares outstanding - diluted	42,218	45,429

Basic earnings (loss) per share	$0.10	$(0.23)
Diluted earnings (loss) per share	$0.10	$(0.23)

Diluted earnings (loss) per share was $0.10 and $(0.23) for the six months ended June 30, 2026 and 2025, respectively. The increase was driven by higher operating income, as described above, partially offset by a higher income tax expense.

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
A reconciliation of Adjusted EBITDA for the six months ended June 30, 2026 and 2025 follows (in thousands):

	Six Months Ended June 30,
	Dollars
	2026	2025
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$4,129	$(10,592)
Interest expense	1,240	1,279
Income tax expense (benefit)	1,467	(1,206)
Depreciation	5,247	7,745
Amortization	538	—
Non-cash stock-based compensation	2,079	2,599
Loss (income) from equity method investment	40	(27)
Impairment of goodwill	—	7,800
Severance, professional fees and related costs	1,720	1,391
Restructuring	—	6,486
Adjusted EBITDA	$16,460	$15,475

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash provided by operating activities	$14,509	$9,114
Interest expense	1,240	1,279
Amortization of deferred financing costs	(78)	(72)
Income tax expense (benefit)	1,467	(1,206)
Deferred income taxes	(835)	398
Change in accrual for unrecognized tax benefits	(40)	332
Change in accounts receivable	(2,844)	(4,387)
Change in deferred revenue	(1,520)	(1,402)
Severance, professional fees and related costs	1,720	1,391
Restructuring	—	6,486
Changes in working capital and other	2,841	3,542
Adjusted EBITDA	$16,460	$15,475

A reconciliation of Adjusted EBITDA Margin for the six months ended June 30, 2026 and 2025 follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Revenue	$61,034	$64,328

Net income (loss)	$4,129	$(10,592)
Net income (loss) margin(1)	7%	(16)%

Adjusted EBITDA	$16,460	$15,475
Adjusted EBITDA Margin(1)	27%	24%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenue.

Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the six months ended June 30, 2026 and 2025 follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash from operating activities	$14,509	$9,114
Cash used in investing activities	$(8,446)	$(4,185)
Cash used in financing activities	$(5,202)	$(5,849)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At June 30, 2026, we had cash of $3.8 million compared to $2.9 million at December 31, 2025.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $38.0 million in borrowing capacity under our $70.0 million Credit Agreement, as defined below, at June 30, 2026. Under our Credit Agreement, as defined below, we are subject to certain availability limits including our consolidated leverage ratio. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under our Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $14.5 million and $9.1 million for the six month periods ended June 30, 2026 and 2025, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2026 period increased $5.4 million compared to the same period of 2025 due to lower compensation related costs, partially offset by lower cash collections from customers.

Investing Activities

Cash used in investing activities during the six month period ended June 30, 2026 was $8.4 million compared to $4.2 million used in the same period of 2025. Cash used in investing activities in the six month period ended June 30, 2026 is comprised of $5.2 million of payments for acquisition and $3.3 million of fixed asset purchases, which are primarily capitalized development costs. Cash used in investing activities in the six month period ended June 30, 2025 is primarily comprised of capitalized development costs.

Financing Activities

Cash used in financing activities during the six month period ended June 30, 2026 was $5.2 million and was driven by $6.7 million related to share repurchases and $0.6 million of financing costs, partially offset by $2.0 million of net proceeds on long-term debt. Cash used in financing activities during the six month period ended June 30, 2025 was $5.8 million and was driven by $3.9 million related to share repurchases and $2.0 million of net payments on long-term debt.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Financing and Capital Requirements

Credit Agreement

In April 2026, the Company entered into a new credit agreement (the "Credit Agreement"), which provides for a revolving loan facility of $70 million with an expansion option of $37.5 million, bringing the total facility to $107.5 million, as permitted under the terms of the Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company's option, at SOFR or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.50% to 3.25% on SOFR and SONIA loans and 1.50% to 2.25% on base rate loans, determined by the Company's most recent consolidated leverage ratio. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 6.14% on our current borrowings, interest payments were expected to be $1.0 million from July 1, 2026 to December 31, 2026, $2.0 million for each of the years ended December 31, 2027, 2028, and 2029, and $0.5 million from January 1, 2030 to April 1, 2030. The facility will mature on April 1, 2030 and may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and consolidated fixed charge coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00 and to the extent the consolidated fixed charge coverage ratio is greater than 1.20 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of June 30, 2026, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The Credit Agreement replaced the Company's prior Third Amended and Restated Credit Agreement entered into in June 2022 (the "Prior Credit Agreement"). The Prior Credit Agreement provided for a revolving loan facility of $100 million, with an expansion option of $50 million, and bore interest at a margin of 2.00% to 2.75% on SOFR loans and 1.00% to 1.75% on base rate loans. At the closing of the Credit Agreement the Company borrowed $33 million under the new facility to repay in full all outstanding indebtedness, including accrued interest, under the Prior Credit Agreement.

Refer to Note 11 in the notes to the condensed consolidated financial statements included elsewhere in this report and Item 3. "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk."

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of June 30, 2026, the value of our lease right-of-use asset was $4.2 million and the value of our lease liability was $8.7 million. See Note 6 to the condensed consolidated financial statements included elsewhere in this report for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of June 30, 2026, we recorded approximately $0.6 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at June 30, 2026, are $0.6 million of tax benefits that would affect the effective tax rate if recognized.

Following the expiration of the board's prior authorization of a $5 million stock repurchase plan in January 2026, in February 2026, the Company announced that the Board approved a new stock repurchase program that permits the purchase of up to $10.0 million of Company's common stock through February 2027. During the six months ended June 30, 2026, the Company repurchased 2.2 million shares for $5.8 million under the plans. As of June 30, 2026, the value of shares available to be purchased under the current plan was $4.5 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See Note 13 to the condensed consolidated financial statements included elsewhere in this report for further information.

We anticipate capital expenditures for the fiscal year ending December 31, 2026 to be approximately $6 million to $7 million. We intend to use operating cash flows to fund capital expenditures.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at SOFR or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.50% to 3.25% on SOFR and SONIA loans and 1.50% to 2.25% on base rate loans, determined by the Company's most recent consolidated leverage ratio. As of June 30, 2026, we had outstanding borrowings of $32.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.3 million, based on the balances outstanding for these borrowings as of June 30, 2026.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 12 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of August 5, 2026, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

(1) During February 2026, the Company announced that the Board approved a new stock repurchase program that permits the purchase of up to $10.0 million of Company's common stock through February 2027.
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

Stock repurchases during the three months ended June 30, 2026 were as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2026	461,617	$2.85	460,948	$5,089,809
May 1 through May 31, 2026	118,687	$2.74	118,687	$4,764,595
June 1 through June 30, 2026	107,067	$3.58	85,115	$4,466,749
Total	687,371		664,750
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

Item 5.    Other Information

During the three month period ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
4.2
Section 382 Rights Agreement dated as of January 28, 2025 by and between DHI Group, Inc. and Computershare Trust Company, N.A. as rights agent (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on January 28, 2025.

10.1
Credit Agreement dated April 1, 2026 by and among DHI Group, Inc., Dice Inc., and Dice Career Solutions, Inc., as borrowers, the guarantors named therein, Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 6, 2026).

10.2†
Second Amendment to DHI Group, Inc. 2022 Omnibus Equity Award Plan as amended and restated (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed April 2, 2026).

10.3†
First Amendment to the DHI Group, Inc. 2020 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A filed April 2, 2026).

10.4†*	Employment Agreement of Pamela Bilash effective April 1, 2026.
31.1*	Certifications of Art Zeile, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Greg Schippers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Art Zeile, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of Greg Schippers, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________

*	Filed herewith.
**	Furnished herewith
†	Identifies a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	August 5, 2026	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President, Chief Executive Officer
(Principal Executive Officer)

		By:	/S/ Greg Schippers
Greg Schippers, Chief Financial Officer
(Principal Financial Officer)