Form 10-Q
period 2026-09-30
DHI GROUP, INC.
filed 2026-11-04
CIK 1393883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
______________________________________________
 OR

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-33584
 ____________________________________________
DHI Group, Inc.
(Exact name of Registrant as specified in its Charter)
 ______________________________________________

Delaware	20-3179218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6465 South Greenwood Plaza, Suite 300	80111
Centennial, Colorado	(Zip Code)
(Address of principal executive offices)

6465 South Greenwood Plaza, Suite 400
Centennial, Colorado
(Former name, former address and former fiscal year, if changed since last report)
(515) 978-3737
(Registrant’s telephone number, including area code)

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

As of October 30, 2026, there were 42,475,121 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DHI GROUP, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2026 and 2025
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2026 and 2025
	Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended September 30, 2026 and 2025
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2026 and 2025
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

PART I
ITEM 1. Financial Statements
DHI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$3,170	$2,908
Accounts receivable, net of allowance for credit losses of $920 and $1,479	14,993	17,963
Income taxes receivable	300	148
Prepaid and other current assets	3,314	3,461
Total current assets	21,777	24,480
Fixed assets, net	10,895	13,288
Capitalized contract costs	6,493	6,482
Operating lease right-of-use assets	3,901	4,366
Investments	917	965
Acquired intangible assets	16,625	15,467
Goodwill	122,741	120,612
Other assets	2,661	2,583
Total assets	$186,010	$188,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,261	$13,636
Deferred revenue	37,012	39,653
Operating lease liabilities	1,067	1,788
Total current liabilities	52,340	55,077
Deferred revenue	307	286
Operating lease liabilities	7,366	7,390
Long-term debt	30,000	30,000
Deferred income taxes	1,622	116
Accrual for unrecognized tax benefits	602	569
Other long-term liabilities	84	298
Total liabilities	92,321	93,736
Commitments and contingencies (Note 12)
Stockholders’ equity
Series 1 Participating Preferred Stock, 0.01 par value, authorized 240,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 240,000; issued: 57,241 and 55,619 shares, respectively; outstanding: 42,538 and 44,460 shares, respectively	575	559
Additional paid-in capital	133,555	130,427
Accumulated other comprehensive loss	(14)	(5)
Accumulated earnings	25,511	18,971
Treasury stock, 14,703 and 11,159 shares, respectively	(65,938)	(55,445)
Total stockholders’ equity	93,689	94,507
Total liabilities and stockholders’ equity	$186,010	$188,243

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$32,240	$32,123	$93,274	$96,451

Operating expenses:
Cost of revenue	6,715	4,589	17,773	15,069
Product development	3,199	2,877	9,212	9,857
Sales and marketing	10,026	9,082	28,277	30,751
General and administrative	5,827	6,974	18,878	20,688
Depreciation	2,307	3,362	7,554	11,107
Amortization	304	126	842	126
Restructuring	—	—	—	6,486
Impairment of intangible assets	—	9,600	—	9,600
Impairment of goodwill	—	—	—	7,800
Total operating expenses	28,378	36,610	82,536	111,484
Operating income (loss)	3,862	(4,487)	10,738	(15,033)
Income (loss) from equity method investment	1	60	(39)	87
Interest expense and other	(567)	(614)	(1,807)	(1,893)
Income (loss) before income taxes	3,296	(5,041)	8,892	(16,839)
Income tax expense (benefit)	885	(772)	2,352	(1,978)
Net income (loss)	$2,411	$(4,269)	$6,540	$(14,861)

Basic earnings (loss) per share	$0.06	$(0.10)	$0.16	$(0.33)
Diluted earnings (loss) per share	$0.06	$(0.10)	$0.15	$(0.33)

Weighted-average basic shares outstanding	40,493	44,823	40,835	45,224
Weighted-average diluted shares outstanding	42,182	44,823	42,283	45,224

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$2,411	$(4,269)	$6,540	$(14,861)

Other comprehensive income (loss):
Foreign currency translation adjustment	1	22	(9)	7
Comprehensive income (loss)	$2,412	$(4,247)	$6,531	$(14,854)
See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Series 1 Participating Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2025	—	$—	55,619	$559	$130,427	11,159	$(55,445)	$18,971	$(5)	$94,507
Net income								1,532		1,532
Other comprehensive income - translation adjustments									2	2
Stock-based compensation					1,151					1,151
Restricted stock issued			811	8	(8)					—
Performance-Based Restricted Stock Units eligible to vest			440	4	(4)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(58)	(1)	1	306	(547)			(547)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			—	—	—	177	(314)			(314)
Purchase of treasury stock under stock repurchase plan						1,495	(3,812)			(3,812)
Balance at March 31, 2026	—	$—	56,812	$570	$131,567	13,137	$(60,118)	$20,503	$(3)	$92,519
Net income								2,597		2,597
Other comprehensive income - translation adjustments									(12)	(12)
Stock-based compensation					928					928
Restricted stock issued			267	2	(2)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(124)	(1)	1	22	(87)			(87)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations			(39)	—	—	—	—			—
Purchase of treasury stock under stock repurchase plan						665	(1,926)			(1,926)
Issuance of common stock upon Employee Stock Purchase Plan purchase			43	—	60					60
Balance at June 30, 2026	—	$—	56,959	$571	$132,554	13,824	$(62,131)	$23,100	$(15)	$94,079
Net income								2,411		2,411
Other comprehensive income - translation adjustments									1	1
Stock-based compensation					1,005					1,005
Restricted stock issued			318	4	(4)					—
Restricted stock forfeited or withheld to satisfy tax obligations			(36)			29	(112)			(112)
Purchase of treasury stock under stock repurchase plan						850	(3,695)			(3,695)
Balance at September 30, 2026	—	$—	57,241	$575	$133,555	14,703	$(65,938)	$25,511	$(14)	$93,689

See accompanying notes to the condensed consolidated financial statements.

	Convertible Preferred Stock		Series 1 Participating Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount	Shares Issued	Amount		Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	80,881	$811	$270,122	32,664	$(189,090)	$32,481	$1	$114,325
Net loss										(9,751)		(9,751)
Other comprehensive loss - translation adjustments											(33)	(33)
Stock-based compensation							1,092					1,092
Restricted stock issued					844	8	(8)					—
Performance-Based Restricted Stock Units eligible to vest					583	6	(6)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(393)	(4)	4	331	(849)			(849)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(83)	(1)	1	243	(620)			(620)
Purchase of treasury stock under stock repurchase plan								312	(666)			(666)
Balance at March 31, 2025	—	$—	—	$—	81,832	$820	$271,205	33,550	$(191,225)	$22,730	$(32)	$103,498
Net loss										(841)		(841)
Other comprehensive loss - translation adjustments											18	18
Stock-based compensation							1,535					1,535
Restricted stock issued					933	9	(9)					—
Restricted stock forfeited or withheld to satisfy tax obligations					(33)	—	—	9	(19)			(19)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(4)	—	—	3	(7)			(7)
Purchase of treasury stock under stock repurchase plan								865	(1,769)			(1,769)
Issuance of common stock upon Employee Stock Purchase Plan purchase					54	1	80					81
Balance at June 30, 2025	—	$—	—	$—	82,782	$830	$272,811	34,427	$(193,020)	$21,889	$(14)	$102,496
Net loss										(4,269)		(4,269)
Other comprehensive loss - translation adjustments											22	22
Stock-based compensation							1,284					1,284
Restricted stock forfeited or withheld to satisfy tax obligations					(184)	(2)	2	63	(174)			(174)
Performance-Based Restricted Stock Units forfeited or withheld to satisfy tax obligations					(17)	—	—					—
Purchase of treasury stock under stock repurchase plan								741	(2,082)			(2,082)
Balance at September 30, 2025	—	$—	—	$—	82,581	$828	$274,097	35,231	$(195,276)	$17,620	$8	$97,277

DHI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from (used in) operating activities:
Net income (loss)	$6,540	$(14,861)
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation	7,554	11,107
Amortization	842	126
Deferred income taxes	1,506	(1,187)
Amortization of deferred financing costs	120	109
Stock-based compensation	3,084	3,911
Loss (income) from equity method investment	39	(87)
Impairment of intangible assets	—	9,600
Impairment of goodwill	—	7,800
Change in accrual for unrecognized tax benefits	33	(309)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	4,389	6,018
Prepaid expenses and other assets	562	726
Capitalized contract costs	(11)	598
Accounts payable and accrued expenses	314	(3,048)
Income taxes receivable/payable	(152)	(1,699)
Deferred revenue	(2,620)	(4,475)
Other, net	(495)	(452)
Net cash flows from operating activities	21,705	13,877
Cash flows used in investing activities:
Payments for acquisitions, net of cash acquired	(5,288)	(1,400)
Purchases of fixed assets	(5,146)	(5,778)
Net cash flows used in investing activities	(10,434)	(7,178)
Cash flows from (used in) financing activities:
Payments on long-term debt	(39,000)	(8,000)
Proceeds from long-term debt	39,000	6,000
Financing costs paid	(576)	—
Payments under stock repurchase plan	(9,433)	(4,517)
Purchase of treasury stock related to taxes on vested restricted and performance stock units	(1,060)	(1,669)
Proceeds from issuance of common stock through ESPP	60	81
Net cash flows used in financing activities	(11,009)	(8,105)
Net change in cash for the period	262	(1,406)
Cash, beginning of period	2,908	3,702
Cash, end of period	$3,170	$2,296

See accompanying notes to the condensed consolidated financial statements.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DHI Group, Inc. (“DHI” or the “Company” or "we," "our" or "us") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in annual audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments have been made to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”). Operating results for the three and nine-month periods ended September 30, 2026 are not necessarily indicative of the results to be achieved for the full year or any other future period.

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Management believes the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ materially from management’s estimates reported in the condensed consolidated financial statements and footnotes thereto. There have been no significant changes in the Company’s assumptions regarding critical accounting estimates during the three and nine-month periods ended September 30, 2026.

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

The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, other assets, accounts payable and accrued expenses and long-term debt approximate their fair values. The estimated fair value of long-term debt of $30.0 million is based on Level 2 inputs.

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

Impairment—The Company performs annual impairment tests for goodwill and the Dice trademarks and brand name as of October 1 of each year or more frequently if indicators of potential impairment exist. See Notes 9 and 10 for additional disclosures. The Company evaluates the carrying value of equity investments at each reporting period as described in Note 7. During the year ended December 31, 2025, the Company recorded an impairment of intangible assets of $9.6 million related to the Dice trademarks and brand name, an impairment of $7.8 million related to the Dice goodwill, an impairment of $1.4 million related to a right-of-use asset and an impairment of $0.9 million related to its investment in eFC. No impairment was recorded during the three and nine-month periods ended September 30, 2026.

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

Disaggregation of Revenue

Our brands primarily serve the technology and security cleared professions. The following table provides information about disaggregated revenue by brand (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ClearanceJobs	$16,507	$13,937	$46,057	$40,940
Dice	15,733	18,186	47,217	55,511
Total	$32,240	$32,123	$93,274	$96,451

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances

The following table provides information about opening and closing balances of receivables and contract liabilities from contracts with customers as required under ASC Topic 606 - Revenue from Contracts with Customers (in thousands):

	As of September 30, 2026	As of December 31, 2025

Receivables	$14,993	$17,963
Short-term contract liabilities (deferred revenue)	37,012	39,653
Long-term contract liabilities (deferred revenue)	307	286

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

The Company recognized the following revenue as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$21,108	$23,990	$35,438	$42,047

The following table includes estimated deferred revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	Remainder of 2026	2027	2028	2029	Total
Deferred revenue	$21,111	$15,968	$190	$50	$37,319

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

Restructuring charges, accruals, and payments as of and for the periods ended September 30, 2026 and 2025 are as follows (in thousands):

Three Months Ended September 30, 2026	Accrual at June 30, 2026	Expense	Cash Payments	Accrual at September 30, 2026
ClearanceJobs	$—	$—	$—	$—
Dice	—	—	—	—
Total restructure costs	$—	$—	$—	$—

Three Months Ended September 30, 2025	Accrual at June 30, 2025	Expense	Cash Payments	Accrual at September 30, 2025
ClearanceJobs	$372	$—	$(182)	$190
Dice	3,699	—	(2,411)	1,288
Other corporate expenses	123	—	(94)	29
Total restructure costs	$4,194	$—	$(2,687)	$1,507

Nine Months Ended September 30, 2026	Accrual at December 31, 2025	Expense	Cash Payments	Accrual at September 30, 2026
ClearanceJobs	$45	$—	$(45)	$—
Dice	265	—	(265)	—
Total restructure costs	$310	$—	$(310)	$—

Nine Months Ended September 30, 2025	Accrual at December 31, 2024	Expense	Cash Payments	Accrual at September 30, 2025
ClearanceJobs	$—	$372	$(182)	$190
Dice	—	3,844	(2,556)	1,288
Other corporate expenses	—	2,270	(2,241)	29
Total restructure costs	$—	$6,486	$(4,979)	$1,507

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

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost(1)	$397	$431	$1,174	$1,274
(1) Includes short-term lease costs and variable lease costs, which are immaterial.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,543	$1,658

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$909	$119

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount):

	September 30, 2026	December 31, 2025
Operating lease right-of-use-assets (as reported)	$3,901	$4,366

Operating lease liabilities - current (as reported)	1,067	1,788
Operating lease liabilities - non-current (as reported)	7,366	7,390
Total operating lease liabilities	$8,433	$9,178

Weighted Average Remaining Lease Term (in years)
Operating leases	6.7 years	6.8 years

Weighted Average Discount Rate
Operating leases	5.6%	5.3%

The Company reviews its right-of-use ("ROU") assets for impairment if indicators of impairment exist. If impairment indicators exist, we compare the fair value of the ROU asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded. During the fourth quarter of 2025, due to headcount reductions related to restructurings, the Company began a search to sublease certain office space and performed an impairment analysis of the respective lease agreement. The fair value was determined using the present value of the expected sublease rentals that the Company expects could be generated over the remaining lease term. As a result, the Company recorded an impairment charge of $1.4 million in the fourth quarter of 2025, of which the ClearanceJobs segment was allocated $0.6 million and the Dice segment was allocated $0.8 million. No impairment was recorded during the three and nine-month periods ended September 30, 2026.

As of September 30, 2026, future operating lease payments were as follows (in thousands):

Operating Leases
October 1, 2026 through December 31, 2026	$369
2027	1,486
2028	1,518
2029	1,552
2030	1,568
2031 and thereafter	3,645
Total lease payments	$10,138
Less: imputed interest	(1,705)
Total	$8,433

As of September 30, 2026 the Company has no operating or finance leases that have not yet commenced.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENTS

eFinancialCareers

At September 30, 2026 and December 31, 2025, the Company had a $0.9 million and $1.0 million investment in eFinancialCareers ("eFC"), respectively, which represented a 10% ownership interest. During the fourth quarter of 2025, the investment's financial position deteriorated. As a result, the Company performed an impairment analysis of its investment, resulting in a $0.9 million impairment charge. The Company utilized level 3 inputs to determine fair value as follows (with weightings): 1) discounted cash flow (75.0%); 2) guideline public company (12.5%); and 3) guideline transaction (12.5%). The discounted cash flow methodology included declining revenues in 2026 and 2027 and then increasing revenues thereafter at rates approximating historical inflation rates. Cash flows were estimated to improve slowly during the forecast period becoming positive in 2027 and beyond. The discounted cash flow methodology utilized a discount rate of 22.1%. A future decline in eFC's business could result in a further impairment of the Company's investment in eFC.

eFC is a financial services careers website, operating websites in multiple markets in four languages mainly across the United Kingdom, Continental Europe, Asia, the Middle East and North America. Professionals from across many sectors of the financial services industry, including asset management, risk management, investment banking, and information technology, use eFC to advance their careers. The Company has evaluated its common share interest in the eFC business and has determined the investment meets the definition and criteria of a variable interest entity ("VIE"). The Company evaluated the VIE and determined that the Company does not have a controlling financial interest in the VIE, as the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance. The common share interest is being accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over eFC. The recorded value is adjusted based on the Company's proportionate share of eFC's net income (loss) and is recorded three months in arrears. The recorded value is further adjusted for a difference in basis and is being amortized against the investment. The Company's proportionate share of eFC's net income, net of currency translation adjustments and amortization of the basis, was insignificant for the three and nine-month periods ended September 30, 2026 and for the three and nine-month periods ended September 30, 2025.

Other

At September 30, 2026, the Company held preferred stock representing a 6.6% interest in the fully diluted shares of a tech skills assessment company. The investment is recorded at zero as of September 30, 2026 and December 31, 2025. The Company recorded no gain or loss related to the investment during the three and nine month periods ended September 30, 2026 and 2025.

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

(2) Includes a $0.1 million purchase price consideration holdback, which was paid in the third quarter of 2026.
(3) Includes approximately $2,000 of receivables and $17,000 of liabilities.
(4) Calculated by taking the total purchase price consideration less the net assets acquired and liabilities assumed.

Point Solutions Group

On February 27, 2026, the Company's ClearanceJobs segment completed the acquisition of Point Solutions Group, LLC ("PSG"), an engineering and technology professional services firm focusing on defense contracting and government staffing. The Company purchased all of the outstanding membership interests of PSG for an aggregate purchase price of $5.4 million, of which $5.0 million was paid by the Company in cash at closing and $0.4 million was payable within one year of the purchase date based upon payment of final net working capital and upon achieving certain revenue thresholds in 2026. During the three months ended June 30, 2026, final net working capital was settled with the Company paying $0.2 million. The remaining $0.2 million is contingent upon achievement of the 2026 revenue thresholds. The recorded purchase price includes an estimate of fair value of contingent obligations associated with potential earnout provisions, which is based on achieving certain revenue targets for the year ended December 31, 2026. The estimated fair values are provisional and subject to adjustment during the measurement period as additional information becomes available regarding facts and circumstances that existed as of the acquisition date. The measurement period will not exceed one year from the acquisition date. Certain contingent liabilities and related indemnification assets remain provisional pending completion of the Company's measurement period assessment. The Company does not currently expect any material adjustments to the provisional amounts. Any subsequent changes in the fair value of contingent earnout liabilities will be recorded in the consolidated statement of operations when incurred.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The table below provides a summary of the total consideration and the purchase price allocation made for the PSG acquisition (in thousands):

Amount
Purchase price consideration
Cash consideration paid	$5,002
Fair value of contingent earnout consideration(1)	170
Working capital payable(2)	202
Total purchase price consideration	$5,374

Less: Assets acquired
Cash	$16
Accounts receivable	1,419
Prepaid and other current assets	325
Fixed assets	10
Intangible asset - Customer relationships	1,560
Intangible asset - Trademark	440
Total assets acquired	$3,770

Plus: Liabilities assumed
Accounts payable and accrued expenses	$364
Accrued compensation and payroll liabilities	161
Total liabilities assumed	$525

Goodwill(3)	$2,129

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

9.   ACQUIRED INTANGIBLE ASSETS, NET

Indefinite-Lived Intangible Assets

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026 and December 31, 2025 the Company had an indefinite-lived acquired intangible asset of $14.2 million related to the Dice trademarks and brand name. Considering the recognition of the Dice brand, its long history, awareness in the talent acquisition and staffing services market, and the intended use, the remaining useful life of the Dice trademarks and brand name was determined to be indefinite. We determine whether the carrying value of recorded indefinite-lived acquired intangible assets is impaired on an annual basis or more frequently if indicators of potential impairment exist. The annual impairment test for the Dice trademarks and brand name is performed on October 1 of each year. The impairment review process compares the fair value of the indefinite-lived acquired intangible assets to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recorded.

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

The Company performed its annual impairment test on October 1, 2025 and as a result, recorded an impairment charge in the third quarter of 2025 of $9.6 million related to the Dice trademarks and brand name, reducing the carrying value to $14.2 million. No impairment was recorded during the three and nine month periods ended September 30, 2026.

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

Definite-Lived Intangible Assets

As discussed in Note 8, the Company recorded definite-lived intangible assets during the third quarter of 2025 related to the AgileATS technology and tradename and during the first quarter of 2026 related to customer relationships and a trademark acquired in the PSG acquisition. These assets are being amortized over their estimated remaining useful lives, ranging from two to eight years. The carrying amounts of each asset as of September 30, 2026 and December 31, 2025 are presented in the table below.

The carrying amounts of intangible assets were as follows (in thousands):

		As of September 30, 2026			As of December 31, 2025
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangible assets
Trademark and brand name	N/A	N/A	N/A	$14,200	N/A	N/A	$14,200
Definite-lived intangible assets
Trademarks and brand name	2	$530	$(181)	$349	$90	$(19)	$71
Technology	2	1,510	(880)	630	1,510	(314)	1,196
Customer relationships	8	1,560	(114)	1,446	—	—	—
Total definite-lived intangible assets				$2,425			$1,267
Total intangible assets				$16,625			$15,467

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense for the three and nine-month periods ended September 30, 2026 was $0.3 million and $0.8 million, respectively. Amortization expense for the three and nine-month periods ended September 30, 2025 was $0.1 million.

10.   GOODWILL

Goodwill as of September 30, 2026 and December 31, 2025 was $122.7 million and $120.6 million, respectively. During the first quarter of 2025, in connection with the organizational restructuring, which is further described in Note 5, the Company performed an interim impairment test of the Tech-focused reporting unit immediately prior to the restructuring, then allocated its goodwill into the two new reporting units, ClearanceJobs and Dice, based on the relative fair value of each reporting unit, and finally tested each reporting unit's goodwill for impairment.

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

The annual impairment test for the ClearanceJobs and Dice reporting units performed as of October 1, 2026 resulted in the fair value of the reporting units being in excess of each respective carrying value. As a result, the Company believes it is not more likely than not that the fair value of each reporting unit is less than each respective carrying value as of September 30, 2026. Therefore, no impairment was recorded during the three or nine-month periods ended September 30, 2026.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying amount of goodwill by segment were as follows (in thousands):

	Tech-focused	ClearanceJobs	Dice	Total
Goodwill at December 31, 2024	$128,100	$—	$—	$128,100
Segment Change	(128,100)	97,431	30,669	—
Goodwill at January 13, 2025(1)	$—	$97,431	$30,669	$128,100
Impairment	—	—	(7,800)	(7,800)
Business combination(2)	—	312	—	312
Goodwill at December 31, 2025	$—	$97,743	$22,869	$120,612
Business combination(3)	—	2,129	—	2,129
Goodwill at September 30, 2026	$—	$99,872	$22,869	$122,741

Accumulated impairment losses at September 30, 2026 and December 31, 2025	$22,607	$—	$7,800	$30,407

(1) Date of organizational restructuring.
(2) Represents goodwill recognized through the acquisition of AgileATS on July 31, 2025. See Note 8 for further discussion.
(3) Represents goodwill recognized through the acquisition of PSG on February 27, 2026. See Note 8 for further discussion.

11.    INDEBTEDNESS

Credit Agreement—In April 2026, the Company, together with Dice Inc. (a wholly-owned subsidiary of the Company) and its wholly-owned subsidiary, Dice Career Solutions, Inc. (collectively, the “Borrowers”), entered into a credit agreement (the "Credit Agreement"), which replaces the Prior Credit Agreement (defined below), and provides for a revolving loan facility of $70 million with an expansion option of $37.5 million, bringing the total facility to $107.5 million, as permitted under the terms of the Credit Agreement. At the closing of the Credit Agreement, the Company borrowed $33 million under the facility to repay, in full, all outstanding indebtedness, including accrued interest, under the Prior Credit Agreement. Unamortized debt issuance costs from the previous credit agreement of $0.1 million and debt issuance costs of $0.6 million related to the new agreement were recorded as other assets on the condensed consolidated balance sheets in the second quarter of 2026 and will be recorded to interest expense over the term of the Credit Agreement.

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

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and a consolidated fixed charge coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00 and to the extent the consolidated fixed charge coverage ratio is greater than 1.20 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2026, the Company was in compliance with all of the financial covenants under the Credit Agreement.

The obligations under the Credit Agreement were guaranteed by one of the Company’s wholly-owned subsidiaries and secured by substantially all of the assets of the Borrowers and the guarantors.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Prior Credit Agreement - The Borrowers previously maintained a Third Amended and Restated Credit Agreement (the "Prior Credit Agreement"), which was scheduled to mature in June 2027. The Prior Credit Agreement was entered into during June 2022 and provided for a revolving loan facility of $100 million, with an expansion option of $50 million, bringing the total facility to $150 million, as permitted by the terms of the Prior Credit Agreement. Borrowings under the Prior Credit Agreement accrued interest, at the Company's option, at the SOFR rate or a base rate plus a margin. The margin ranged from 2.00% to 2.75% on SOFR and SONIA loans and 1.00% to 1.75% on base rate loans, determined by the Company's most recent consolidated leverage ratio. The Company incurred a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company’s most recent consolidated leverage ratio. There was no penalty for prepayment of the Prior Credit Agreement.

The amounts borrowed as of September 30, 2026 and December 31, 2025 are as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Long-term debt under revolving credit facility(1)	$30,000	$30,000

Available to be borrowed under revolving facility(2)	$40,000	$51,000

Interest rate and margin:
Interest margin(3)	2.50%	2.10%
Actual interest rates(4)	6.40%	5.83%

Commitment fee	0.35%	0.35%

(1) In connection with the Company's revolving credit facilities as then in effect, as of September 30, 2026 and December 31, 2025, the Company had deferred financing costs of $0.7 million and $0.7 million, respectively, and accumulated amortization of $0.1 million and $0.5 million, respectively, recorded in other assets on the condensed consolidated balance sheets.

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

Under the terms of the Credit Agreement in effect as of September 30, 2026, there were no scheduled principal payments until maturity in April 2030.

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

As of September 30, 2026 the value of shares that may yet be purchased under the current plan was $0.8 million.

Purchases of the Company's common stock pursuant to the stock repurchase plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares repurchased	850,350	740,661	3,010,399	1,918,012
Average purchase price per share(1)	$4.36	$2.83	$3.15	$2.37
Dollar value of shares repurchased (in thousands)(1)	$3,712	$2,096	$9,493	$4,555
(1) Dollar value of shares repurchased and average price paid per share include costs associated with the repurchases and totaled $17,000 and $60,000 for the three and nine-month periods ended September 30, 2026 and $14,000 and $38,000 for the three and nine-month periods ended September 30, 2025, respectively.

There were no unsettled share repurchases as of September 30, 2026 and 2025.

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

Purchases of the Company’s common stock pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares repurchased upon restricted stock/PSU vesting	28,297	63,484	533,973	649,259
Average purchase price per share	$3.96	$2.74	$1.99	$2.57
Dollar value of shares repurchased upon restricted stock/PSU vesting (in thousands)	$112	$174	$1,060	$1,669

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

Dividends—No dividends were declared during the three and nine month periods ending September 30, 2026 and 2025. The Credit Agreement contains limits on our ability to declare and pay dividends. See Note 11 for additional disclosures.

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded total stock-based compensation expense of $1.0 million and $3.1 million during the three and nine-month periods ended September 30, 2026, respectively, and $1.3 million and $3.9 million during the three and nine month periods ended September 30, 2025, respectively. At September 30, 2026, there was $5.5 million of unrecognized compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of approximately 1.0 years.

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

A summary of the status of restricted stock awards as of September 30, 2026 and 2025 and the changes during the periods then ended is presented below:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	1,964,600	$2.48	2,902,507	$2.55
Granted	318,000	$4.09	—	$—
Forfeited	(36,000)	$4.05	(184,513)	$2.81
Vested	(84,013)	$2.77	(190,658)	$3.22
Non-vested at end of period	2,162,587	$2.68	2,527,336	$2.48
Expected to vest	2,162,587	$2.68	2,527,336	$2.48

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	2,519,669	$2.47	2,672,564	$3.39
Granted	1,396,214	$2.72	1,777,287	$2.14
Forfeited	(217,839)	$2.69	(610,777)	$3.09
Vested	(1,535,457)	$2.38	(1,311,738)	$3.59
Non-vested at end of period	2,162,587	$2.68	2,527,336	$2.48
Expected to vest	2,162,587	$2.68	2,527,336	$2.48

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

A summary of the status of PSUs as of September 30, 2026 and 2025 and the changes during the periods then ended is presented below:

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Shares	Weighted- Average Fair Value at Grant Date	Shares	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	955,531	$2.19	1,032,718	$2.90
Forfeited	—	$—	(52,966)	$2.71
Non-vested at end of period	955,531	$2.19	979,752	$2.91
Expected to vest	955,531	$2.19	979,752	$2.91

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Shares(1)	Weighted- Average Fair Value at Grant Date	Shares(2)	Weighted- Average Fair Value at Grant Date
Non-vested at beginning of the period	979,751	$2.91	1,420,665	$3.55
Granted	567,000	$1.85	623,000	$2.69
Forfeited	(186,946)	$2.54	(509,230)	$2.83
Vested	(404,274)	$3.29	(554,683)	$4.36
Non-vested at end of period	955,531	$2.19	979,752	$2.91
Expected to vest	955,531	$2.19	979,752	$2.91

(1) PSUs forfeited during the first quarter of 2026 includes 121,034 PSUs forfeited related to the bookings achievement for the performance period ended December 31, 2025.
(2) PSUs forfeited during the first quarter of 2025 includes 152,284 PSUs forfeited related to the bookings achievement for the performance period ended December 31, 2024.

Employee Stock Purchase Plan—On March 11, 2020 the Company's Board of Directors adopted an Employee Stock Purchase Plan (as amended, the "ESPP"). The ESPP was initially approved by the Company's stockholders on April 21, 2020. On March 26, 2026 the Company's Board adopted an amendment to the ESPP ("ESPP First Plan Amendment") to increase the maximum number of shares of common stock authorized for issuance under the terms of the ESPP by 500,000 shares. The ESPP First Plan Amendment was subsequently approved by stockholders on May 15, 2026. The ESPP provides eligible employees the opportunity to purchase shares of the Company's common stock through payroll deductions during six-month offering periods. The purchase price per share of common stock is 85% of the lower of the closing stock price on the first or last trading day of each offering period. The offering periods are January 1 to June 30 and July 1 to December 31. The maximum number of shares of common stock available for purchase under the ESPP is 1,000,000 subject to adjustment as provided under the ESPP. Individual employee purchases are limited to $25,000 per calendar year, based on the fair market value of the shares on the purchase date. As of September 30, 2026, 520,929 shares were eligible for purchase under the ESPP. No shares were issued during the three months ended September 30, 2026 and 2025. During the nine month periods ended September 30, 2026 and 2025, 42,766 and 54,229 shares, respectively, were issued under the plan.

15. INCOME TAXES

The Company’s effective tax rate was 27% for the three and nine months ended September 30, 2026, and 15% and 12% for the three and nine months ended September 30, 2025, respectively. The following items caused the effective rate to differ from the statutory rate:

•Tax expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2026, respectively, and tax benefits of $0.2 million and $0.8 million during the three and nine months ended September 30, 2025, respectively, from state income taxes.
•Tax expense of $0.4 million and $0.1 million during the three and nine months ended September 30, 2025, respectively, from deduction limitations on executive compensation.
•Tax expense of $0.6 million during the nine months ended September 30, 2025, from the tax impacts of stock-based compensation awards.
•A tax benefit of $0.4 million during the nine months ended September 30, 2025, from the completion of a federal tax examination related to research credits.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$2,411	$(4,269)	$6,540	$(14,861)

Weighted-average shares outstanding—basic	40,493	44,823	40,835	45,224
Add shares issuable from stock-based awards(1)	1,689	—	1,448	—
Weighted-average shares outstanding—diluted	42,182	44,823	42,283	45,224

Basic earnings (loss) per share	$0.06	$(0.10)	$0.16	$(0.33)
Diluted earnings (loss) per share	$0.06	$(0.10)	$0.15	$(0.33)

Dilutive shares issuable from unvested equity awards(1)	1,689	—	1,448	—
Anti-dilutive shares issuable from unvested equity awards(2)	207	236	216	1,824

(1) During the three and nine months ended September 30, 2025, 1.2 million and 0.6 million shares, respectively, were excluded from the computation of shares contingently issuable upon exercise as we recognized a net loss.

(2) Represents outstanding stock-based awards that were anti-dilutive and excluded from the calculation of diluted earnings per share.

17. SEGMENT INFORMATION

Management has organized its reportable segments, ClearanceJobs ("CJ") and Dice, based upon our internal management reporting and information provided to the chief operating decision maker ("CODM").

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

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table provides an analysis of results by reportable segment (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
By Reportable Segment:	CJ	Dice	Total	CJ	Dice	Total
Revenues	$16,507	$15,733	$32,240	$13,937	$18,186	$32,123
Less:
Adjusted cost of revenues	3,634	2,861		1,718	2,874
Adjusted product development	1,223	1,670		1,351	1,541
Adjusted sales	2,071	2,882		2,026	3,109
Adjusted marketing	1,700	2,705		1,707	2,259
Adjusted general and administrative	1,137	1,605		1,188	2,182
Adjusted EBITDA(1)	6,742	4,010	10,752	5,947	6,221	12,168

Reconciling Items:(2)
Less:
Depreciation (3)			2,307			3,362
Amortization			304			126
Impairment of intangible assets(5)			—			9,600
Severance, professional fees and related costs, and non-cash stock based compensation			2,436			1,672
Loss (income) from equity method investment			(1)			(60)
Interest expense and other			567			614
Unallocated amounts:
Other corporate expenses			1,843			1,895
Income (loss) before income taxes			$3,296			$(5,041)

Capital Expenditures(2)(4)	$689	$887	$1,576	$451	$1,056	$1,507

(1) Excludes deduction for other corporate expenses.
(2) Other segment disclosures as required by ASC 280.
(3) Depreciation was $0.6 million and $1.7 million for ClearanceJobs and Dice, respectively, for the three months ended September 30, 2026. Depreciation was $0.7 million and $2.7 million for ClearanceJobs and Dice, respectively, for the three months ended September 30, 2025.

(4) Consists of capitalized website development and software costs as provided to the CODM.
(5) Impairment of intangible assets related to the Dice tradename.

DHI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
By Reportable Segment:	CJ	Dice	Total	CJ	Dice	Total
Revenues	$46,057	$47,217	$93,274	$40,940	$55,511	$96,451
Less:
Adjusted cost of revenues	9,268	8,214		5,162	9,819
Adjusted product development	4,045	4,771		3,868	5,738
Adjusted sales	6,114	8,954		6,163	11,575
Adjusted marketing	4,960	7,468		4,881	8,069
Adjusted general and administrative	3,282	5,287		3,142	6,492
Adjusted EBITDA(1)	18,388	12,523	30,911	17,724	13,818	31,542

Reconciling Items:(2)
Less:
Depreciation (3)			7,554			11,107
Amortization			842			126
Restructuring			—			6,486
Impairment of goodwill (4)			—			7,800
Impairment of intangible assets (6)			—			9,600
Severance, professional fees and related costs, and non-cash stock based compensation			6,235			5,662
Loss (income) from equity method investment			39			(87)
Interest expense and other			1,807			1,893
Unallocated amounts:
Other corporate expenses			5,542			5,794
Income (loss) before income taxes			$8,892			$(16,839)

Capital Expenditures(2)(5)	$1,915	$2,850	$4,765	$1,098	$4,277	$5,375

(1) Excludes deduction for other corporate expenses.
(2) Other segment disclosures as required by ASC 280.
(3) Depreciation was $1.8 million and $5.7 million for ClearanceJobs and Dice, respectively, for the nine months ended September 30, 2026. Depreciation was $2.2 million and $8.9 million for ClearanceJobs and Dice, respectively, for the nine months ended September 30, 2025.

(4) Impairment of goodwill related entirely to the Dice reportable segment.
(5) Consists of capitalized website development and software costs as provided to the CODM.
(6) Impairment of intangible assets related to the Dice tradename.

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

Information contained herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include, without limitation, information concerning our possible or assumed future financial condition, liquidity and results of operations, including expectations (financial or otherwise), our strategy, plans, objectives, and intentions, and growth potential. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to execute our tech-focused strategy, a write-off of all or a part of our goodwill and intangible assets, backlog not accurately representing future revenue, competition from existing and future competitors in the highly competitive markets in which we operate, failure to adapt our business model to keep pace with rapid changes in the recruiting and career services business and the development of new products and services, macroeconomic conditions, including government shutdowns, the impact of initiatives to restructure or streamline government agencies, such as DOGE, the risk that AI models will reduce demand for technology professionals in the workforce, failure to maintain and develop our reputation and brand recognition, failure to increase or maintain the number of customers who purchase recruitment packages, failure to attract qualified professionals to our websites or grow the number of qualified professionals who use our websites, a review of strategic alternatives may occur from time to time and the possibility that such review will not result in a transaction, inability to successfully integrate future acquisitions or identify and consummate future acquisitions, misappropriation or misuse of our intellectual property, claims against us for intellectual property infringement or failure to enforce our ownership of intellectual property, failure to attract and retain users who create and post original content on our web properties, taxation risks in various jurisdictions and the potential for unfavorable decisions related to tax assessments, taxation risks impacting our liability or past sales, and ability to make future sales, downturns in our customers' businesses, our indebtedness and our ability to borrow funds under our revolving credit facility or refinance our indebtedness, restrictions on our current and future operations under such indebtedness, development and use of artificial intelligence, failure to timely and efficiently scale, adapt and maintain our technology and infrastructure, capacity constraints, system failures or breaches of network security, usefulness of our candidate profiles to our customers, decreases in our user engagement, changes in search engines' methodologies, failure to halt operations of third-party websites aggregating our data, our reliance on third-party hosting facilities, our compliance with laws and regulations, U.S. and foreign government regulation of the Internet and taxation, failure to attract or retain key executives and personnel, our ability to navigate the cyclicality or downturns of the U.S. and worldwide economies, litigation related to infringement or other claims regarding our services or content, our ability to defend ownership of our intellectual property, global climate change, compliance with the continued listing standards of the New York Stock Exchange, volatility in our stock price, differences between estimates of financial projections and future results, failure to maintain controls over financial reporting, results of operations fluctuating on a quarterly and annual basis, our Section 382 Rights Plan may have an anti-takeover effect, anti-takeover provisions in our governing documents may make changes to management difficult, and disruption resulting from unsolicited offers to purchase the company. These factors and others are discussed in more detail below and in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, under the headings “Risk Factors,” “Note Concerning Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, information contained herein contains certain non-GAAP financial measures. These measures are not in accordance with, or an alternative for, measures in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" for definitions of these measures as well as reconciliations to the most directly comparable GAAP measure.

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

	As of September 30,		Increase (Decrease)	Percent Change
Recruitment Package Customers:	2026	2025
ClearanceJobs	1,764	1,822	(58)	(3)%
Dice	3,452	4,239	(787)	(19)%

	Average Annual Revenue per Recruitment Package Customer(1)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Increase (Decrease)	Percent Change	2026	2025	Increase (Decrease)	Percent Change
ClearanceJobs	$29,228	$26,601	$2,627	10%	$28,256	$26,144	$2,112	8%
Dice	$16,399	$15,727	$672	4%	$15,921	$15,848	$73	—%

(1) Calculated by dividing recruitment package customer revenue by the daily average count of recruitment package customers during each month, adjusted to reflect a 30-day month. The simple average of each month is used to derive the amount for each period and then annualized to reflect 12 months.

ClearanceJobs had 1,764 recruitment package customers as of September 30, 2026 compared to 1,822 as of September 30, 2025, a decrease of 3%, and average annual revenue per recruitment package customer increased $2,627, or 10%, from the prior year quarter. The increased revenue per recruitment package customer for ClearanceJobs was due to continued high demand for professionals with government security clearance and consistent product releases and enhancements driving activity on the site, along with lower renewals for its smaller customers. The lower customer count was due to lower renewals for ClearanceJobs' smaller customers. Dice had 3,452 recruitment package customers as of September 30, 2026, which was a decrease of 787, or 19%, and average annual revenue per recruitment package customer for Dice increased by $672, or 4%, from the prior year quarter. The decrease in recruitment package customers was due to macroeconomic conditions causing lower renewals for Dice's smaller customers. The increase in revenue per recruitment package customer was due to the churn in Dice's smaller customers.

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

		Comparison to Prior Year End			Comparison Year Over Year
	September 30, 2026	December 31, 2025	Increase (Decrease)	Percent Change	September 30, 2025	Increase (Decrease)	Percent Change
Deferred Revenue	$37,319	$39,939	$(2,620)	(7)%	$40,982	$(3,663)	(9)%
Contractual commitments not invoiced	50,137	59,632	(9,495)	(16)%	53,289	(3,152)	(6)%
Backlog(1)	$87,456	$99,571	$(12,115)	(12)%	$94,271	$(6,815)	(7)%

(1) Backlog consists of deferred revenue plus customer contractual commitments not invoiced representing the value of future services to be rendered under committed contracts.

Backlog at September 30, 2026 decreased $12.1 million from December 31, 2025 and decreased $6.8 million from September 30, 2025. The decrease in backlog compared to both December 31, 2025 and September 30, 2025 was due to macroeconomic conditions causing lower demand for Dice's services while ClearanceJobs backlog increased as compared to September 30, 2025 and was down as compared to December 31, 2025 due to the seasonality of bookings.

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

Product Releases
2026	2025
Premium Candidate Experience Features, Promoted Jobs, Re-architected Agile ATS for multi-tenancy, Replaced Core Search Architecture, Premium Candidate Partner Perks, AgileATS Offers	ClearanceJobs Expanded Multi-Factor Authentication, ClearanceJobs Live Enhancements, Candidate Experience Personalization, AgileATS, Premium Candidate Experience
Dice Screeners, Dice Model Context Protocol (MCP) Server, Upgraded Dice Candidate Profile, AI applicant Scoring, Dice Enterprise Recruiter Dashboard, Side-by-Side Job Search, AI-Powered Job Search	Dice Technologist Dashboard, Easy Post for SmartRecruiters ATS, Candidate Home Feed Redesign, Dice Employer Experience Platform, Enhanced My Jobs, Detail Job View

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

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Revenue

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)

ClearanceJobs	$16,507	$13,937	$2,570	18%
Dice	15,733	18,186	(2,453)	(13)%
Total revenue	$32,240	$32,123	$117	—%

For the three months ended September 30, 2026, we experienced an increase in revenue of $0.1 million, or 0%, as compared to the three months ended September 30, 2025. Revenues for ClearanceJobs increased $2.6 million, or 18%, as compared to the same period in 2025. Continued demand for professionals with government clearance, consistent product releases and enhancements and the acquisition of Point Solutions Group ("PSG") drove the increase. Revenue at Dice decreased $2.5 million, or 13%, compared to the same period in 2025 due to macroeconomic conditions driving lower renewal rates.

Cost of Revenue

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Cost of revenue
ClearanceJobs	$3,743	$1,718	$2,025	118%
Dice	2,972	2,871	101	4%
Other corporate expenses	—	—	—	n.m.
Total cost of revenue	$6,715	$4,589	$2,126	46%
Percentage of revenue	20.8%	14.3%

Cost of revenue expenses increased $2.1 million, or 46% from the prior year. The ClearanceJobs segment increased $2.0 million primarily related to the PSG acquisition. The Dice segment increased $0.1 million primarily due to an increase in compensation related costs from employee termination benefits.

Product Development

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Product development
ClearanceJobs	$1,487	$1,350	$137	10%
Dice	1,712	1,527	185	12%
Other corporate expenses	—	—	—	n.m.
Total product development	$3,199	$2,877	$322	11%
Percentage of revenue	9.9%	9.0%
Product development expenses increased $0.3 million, or 11% from the same period of the prior year. The ClearanceJobs segment increased $0.1 million primarily due to an increase in compensation related costs, primarily from employee termination benefits. The Dice segment increased $0.2 million primarily due to lower capitalized labor costs which increases expense.

Sales and Marketing

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$3,777	$3,732	$45	1%
Dice	6,249	5,350	899	17%
Other corporate expenses	—	—	—	n.m.
Total sales and marketing	$10,026	$9,082	$944	10%
Percentage of revenue	31.1%	28.3%

Sales and marketing expenses increased $0.9 million, or 10% from the same period of the prior year. The ClearanceJobs segment was primarily flat to prior year. The Dice segment increased by $0.9 million due to a $0.7 million increase in compensation related costs, primarily from employee termination benefits and a $0.4 million increase in discretionary marketing costs. The increase was partially offset by a $0.2 million decrease in commission.

General and Administrative

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$1,413	$1,371	$42	3%
Dice	1,945	2,480	(535)	(22)%
Other corporate expenses	2,469	3,123	(654)	(21)%
Total General and administrative	$5,827	$6,974	$(1,147)	(16)%
Percentage of revenue	18.1%	21.7%

General and administrative expenses decreased $1.1 million, or 16% from the same period of the prior year. The ClearanceJobs segment was primarily flat to prior year. The Dice segment decrease of $0.5 million was driven by a lower operational costs, including bad debt and rent. Other corporate expenses decreased by $0.7 million driven by a decrease in compensation related costs, primarily stock-based compensation and lower professional fees.

Depreciation

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$602	$669	$(67)	(10)%
Dice	1,705	2,693	(988)	(37)%
Other corporate expenses	—	—	—	n.m.
Total Depreciation	$2,307	$3,362	$(1,055)	(31)%
Percentage of revenue	7.2%	10.5%
Depreciation expense decreased $1.1 million, or 31%, compared to the same period in 2025. The ClearanceJobs segment decreased $0.1 million and the Dice segment decreased $1.0 million, in each case as fixed asset purchases, which are primarily comprised of capitalized development costs, have declined.

Amortization

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Amortization
ClearanceJobs	$304	$126	$178	141%
Dice	—	—	—	n.m.
Other corporate expenses	—	—	—	n.m.
Total Amortization	$304	$126	$178	141%
Percentage of revenue	0.9%	0.4%
Amortization expense increased $0.2 million compared to the same period in 2025 as ClearanceJobs acquired definite lived intangible assets of $2.0 million in the first quarter of 2026 and $1.6 million in the third quarter of 2025. See Note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.
Impairment of Intangible Assets

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Impairment of intangible assets
ClearanceJobs	$—	$—	$—	n.m.
Dice	—	9,600	(9,600)	(100)%
Other corporate expenses	—	—	—	n.m.
Total impairment of intangible assets	$—	$9,600	$(9,600)	n.m.
Percentage of revenue	—%	29.9%

During the three months ended September 30, 2025, the Company recorded a $9.6 million loss related to the impairment of intangible assets in the Dice segment. See Note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Operating Income (Loss)

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Revenue	$32,240	$32,123	$117	—%
Operating income (loss)	3,862	(4,487)	8,349	n.m.
Operating margin	12.0%	(14.0)%

Operating income for the three months ended September 30, 2026 was $3.9 million, a positive operating margin of 12.0%, compared to operating loss of $4.5 million, a negative operating margin of 14.0%, for the same period in 2025, an increase of $8.3 million. The increase in operating income and operating margin percentage was primarily driven by the impairment charges in the prior year.

Income from Equity Method Investment

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Income from equity method investment	$1	$60	$(59)	(98)%
Percentage of revenue	—%	0.2%

Income from equity method investment decreased $0.1 million compared to the same period in 2025. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Three Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Interest expense and other	$567	$614	$(47)	(8)%
Percentage of revenue	1.8%	1.9%

Interest expense and other was approximately flat from the prior year. See Note 11 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Income Taxes

	Three Months Ended September 30,
	2026	2025
	(in thousands, except percentages)
Income (loss) before income taxes	$3,296	$(5,041)
Income tax expense (benefit)	885	(772)
Effective tax rate	26.9%	15.3%

The effective tax rate for the three months ended September 30, 2026 differed from the statutory rate due to tax expense of $0.1 million from state income taxes. The tax rate for the three months ended September 30, 2025 differed from the statutory rate due to tax expense of $0.4 million from deduction limitations on executive compensation and a tax benefit of $0.2 million from state income taxes.

Earnings (Loss) per Share

	Three Months Ended September 30,
	2026	2025
	(in thousands, except per share amounts)
Net income (loss)	$2,411	$(4,269)

Weighted-average shares outstanding - basic	40,493	44,823
Weighted-average shares outstanding - diluted	42,182	44,823

Basic earnings (loss) per share	$0.06	$(0.10)
Diluted earnings (loss) per share	$0.06	$(0.10)
Diluted earnings (loss) per share was $0.06 and $(0.10) for the three months ended September 30, 2026 and 2025, respectively. The increase was driven by higher operating income, as described above, partially offset by higher income tax expense in the current period.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025.
Revenue

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Revenue
ClearanceJobs	$46,057	$40,940	$5,117	12%
Dice	47,217	55,511	(8,294)	(15)%
Total revenue	$93,274	$96,451	$(3,177)	(3)%

We experienced a decrease in revenue of $3.2 million, or 3% during the nine month period ended September 30, 2026 as compared to the nine month period ended September 30, 2025. Revenue at ClearanceJobs increased by $5.1 million, or 12%, as compared to the same period in 2025. Continued demand for professionals with government clearance, consistent product releases and enhancements and the acquisition of PSG drove the increase. Revenue at Dice decreased by $8.3 million, or 15%, compared to the prior year due to macroeconomic conditions driving lower renewal rates.
Cost of Revenue

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Cost of revenue
ClearanceJobs	$9,396	$5,162	$4,234	82%
Dice	8,377	9,841	(1,464)	(15)%
Other corporate expenses	—	66	(66)	(100)%
Total cost of revenue	$17,773	$15,069	$2,704	18%
Percentage of revenue	19.1%	15.6%

Cost of revenue expenses increased $2.7 million, or 18%, from the prior year period. The ClearanceJobs segment increased $4.2 million primarily due to an increase in compensation related costs pertaining to the PSG acquisition. The Dice segment decreased $1.5 million compared to the prior year period due to a $1.0 million decrease in compensation related costs, primarily headcount and commissions and a $0.4 million decrease in operational costs, primarily professional fees and cloud computing. Other corporate expenses decreased $0.1 million compared to the prior year due to a decrease in compensation related costs.

Product Development

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Product development
ClearanceJobs	$4,362	$3,918	$444	11%
Dice	4,850	5,724	(874)	(15)%
Other corporate expenses	—	215	(215)	(100)%
Total product development	$9,212	$9,857	$(645)	(7)%
Percentage of revenue	9.9%	10.2%

Product development expense decreased $0.6 million, or 7%, from the prior year period. The ClearanceJobs segment increased $0.4 million driven by $0.6 million of higher compensation related costs, primarily from increased headcount, partially offset by higher capitalized labor of $0.2 million. The Dice segment decreased $0.9 million primarily due to lower compensation related costs of $2.4 million due to lower headcount, which was partially offset by lower capitalized labor of $1.5 million. Other corporate expenses decreased $0.2 million compared to prior year due to a decrease in compensation related costs.

Sales and Marketing

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Sales and marketing
ClearanceJobs	$11,154	$11,043	$111	1%
Dice	17,123	19,626	(2,503)	(13)%
Other corporate expenses	—	82	(82)	(100)%
Total sales and marketing	$28,277	$30,751	$(2,474)	(8)%
Percentage of revenue	30.3%	31.9%

Sales and marketing expenses decreased $2.5 million, or 8% from the prior year period. The ClearanceJobs segment increased $0.1 million primarily due to an increase in software subscriptions. The Dice segment decreased $2.5 million driven by lower compensation related costs. Other corporate expenses decreased $0.1 million, primarily due to decrease in compensation related costs.

General and Administrative

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
General and administrative
ClearanceJobs	$4,140	$3,978	$162	4%
Dice	6,395	7,841	(1,446)	(18)%
Other corporate expenses	8,343	8,869	(526)	(6)%
Total general and administrative	$18,878	$20,688	$(1,810)	(9)%
Percentage of revenue	20.2%	21.4%

General and administrative expense decreased $1.8 million, or 9%, from the prior year. The ClearanceJobs segment increased $0.2 million driven by higher compensation related costs. The Dice segment decreased $1.4 million driven by a decrease of $1.0 million in compensation related costs, primarily stock-based compensation and headcount, and a decrease of $0.4 million in operational costs, including bad debt and rent. Other corporate expenses decreased by $0.5 million primarily driven by professional fees.

Depreciation

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Depreciation
ClearanceJobs	$1,833	$2,245	$(412)	(18)%
Dice	5,721	8,862	(3,141)	(35)%
Other corporate expenses	—	—	—	n.m.
Total depreciation	$7,554	$11,107	$(3,553)	(32)%
Percentage of revenue	8.1%	11.5%
Depreciation expense decreased $3.6 million, or 32%, compared to the same period in 2025. The ClearanceJobs segment decreased $0.4 million and the Dice segment decreased by $3.1 million, in each case as fixed asset purchases, which are primarily comprised of capitalized development costs, have declined.
Amortization

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Amortization
ClearanceJobs	$842	$126	$716	568%
Dice	—	—	—	n.m.
Other corporate expenses	—	—	—	n.m.
Total amortization	$842	$126	$716	568%
Percentage of revenue	0.9%	0.1%
Amortization expense increased $0.7 million compared to the same period in 2025 as ClearanceJobs acquired definite lived intangible assets of $2.0 million in the first quarter of 2026 and $1.6 million in the third quarter of 2025. See Note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.
Restructuring

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Restructuring
ClearanceJobs	$—	$372	$(372)	(100)%
Dice	—	3,844	(3,844)	(100)%
Other corporate expenses	—	2,270	(2,270)	(100)%
Total restructuring	$—	$6,486	$(6,486)	n.m.
Percentage of revenue	—%	6.7%
During the nine months ended September 30, 2025, the Company recorded a restructuring charge of $6.5 million intended to streamline its operations, drive business objectives, reduce operating expenses and improve operating margins. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Impairment of Intangible Assets

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Impairment of intangible assets
ClearanceJobs	$—	$—	$—	n.m.
Dice	—	9,600	(9,600)	(100)%
Other corporate expenses	—	—	—	n.m.
Total impairment of intangible assets	$—	$9,600	$(9,600)	n.m.
Percentage of revenue	—%	10.0%
During the nine months ended September 30, 2025, the Company recorded a $9.6 million loss related to the impairment of intangible assets in the Dice segment. See note 9 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Impairment of Goodwill

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Impairment of goodwill
ClearanceJobs	$—	$—	$—	n.m.
Dice	—	7,800	(7,800)	(100)%
Other corporate expenses	—	—	—	n.m.
Total impairment of goodwill	$—	$7,800	$(7,800)	n.m.
Percentage of revenue	—%	8.1%
During the nine months ended September 30, 2025 the Company recorded a $7.8 million loss related to the impairment of goodwill in the Dice segment. See Note 10 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Operating Income (Loss)

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Revenue	$93,274	$96,451	$(3,177)	(3)%
Operating income (loss)	10,738	(15,033)	25,771	n.m.
Operating margin	11.5%	(15.6)%

Operating income for the nine months ended September 30, 2026 was $10.7 million, a positive operating margin of 11.5%, compared to operating loss of $15.0 million, a negative operating margin of 15.6%, for the same period in 2025, an increase of $25.8 million. The increase in operating income and percentage operating margin was driven by the restructuring charge and impairments in the prior year along with decreases in compensation related costs.

Income (Loss) from Equity Method Investment

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Income (loss) from equity method investment	$(39)	$87	$(126)	n.m.
Percentage of revenue	—%	0.1%

Income (loss) from equity method investment decreased $0.1 million compared to the same period of the prior year. The Company records its proportionate share of eFinancialCareer's net income three months in arrears. See Note 7 to the condensed consolidated financial statements included elsewhere in this report for additional information.

Interest Expense and Other

	Nine Months Ended September 30,		Increase (Decrease)	Percent Change
	2026	2025
	(in thousands, except percentages)
Interest expense and other	$1,807	$1,893	$(86)	(5)%
Percentage of revenue	1.9%	2.0%

Interest expense and other decreased $0.1 million, or 5%, from the prior year, due to lower interest rates on our revolving credit facility during the current period.

Income Taxes

	Nine Months Ended September 30,
	2026	2025
	(in thousands, except percentages)
Income (loss) before income taxes	$8,892	$(16,839)
Income tax expense (benefit)	2,352	(1,978)
Effective tax rate	26.5%	11.7%

Our effective tax rate for the nine months ended September 30, 2026 differed from the statutory rate due to tax expense of $0.3 million from state income taxes. The tax rate for the nine months ended September 30, 2025 differed from the statutory rate due to tax expense of $0.6 million from the tax impacts of stock-based compensation awards, tax expense of $1.9 million from nondeductible impairment charges, tax expense of $0.1 million from deduction limitations on executive compensation, a tax benefit of $0.8 million from state income taxes, and a tax benefit of $0.4 million from the completion of a federal tax examination related to research credits.

Earnings (Loss) per Share

	Nine Months Ended September 30,
	2026	2025
	(in thousands, except per share amounts)
Net income (loss)	$6,540	$(14,861)

Weighted-average shares outstanding - basic	40,835	45,224
Weighted-average shares outstanding - diluted	42,283	45,224

Basic earnings (loss) per share	$0.16	$(0.33)
Diluted earnings (loss) per share	$0.15	$(0.33)

Diluted earnings (loss) per share was $0.15 and $(0.33) for the nine months ended September 30, 2026 and 2025, respectively. The increase was driven by higher operating income, as described above, partially offset by a higher income tax expense.

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
A reconciliation of Adjusted EBITDA for the nine months ended September 30, 2026 and 2025 follows (in thousands):

	Nine Months Ended September 30,
	Dollars
	2026	2025
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$6,540	$(14,861)
Interest expense	1,807	1,893
Income tax expense (benefit)	2,352	(1,978)
Depreciation	7,554	11,107
Amortization	842	126
Non-cash stock-based compensation	3,084	3,883
Loss (income) from equity method investment	39	(87)
Impairment of intangible assets	—	9,600
Impairment of goodwill	—	7,800
Severance, professional fees and related costs	3,151	1,779
Restructuring	—	6,486
Adjusted EBITDA	$25,369	$25,748

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA
Net cash provided by operating activities	$21,705	$13,877
Interest expense	1,807	1,893
Amortization of deferred financing costs	(120)	(109)
Income tax expense (benefit)	2,352	(1,978)
Deferred income taxes	(1,506)	1,187
Change in accrual for unrecognized tax benefits	(33)	309
Change in accounts receivable	(4,389)	(6,018)
Change in deferred revenue	2,620	4,475
Severance, professional fees and related costs	3,151	1,779
Restructuring	—	6,486
Changes in working capital and other	(218)	3,847
Adjusted EBITDA	$25,369	$25,748

A reconciliation of Adjusted EBITDA Margin for the nine months ended September 30, 2026 and 2025 follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Revenue	$93,274	$96,451

Net income (loss)	$6,540	$(14,861)
Net income (loss) margin(1)	7%	(15)%

Adjusted EBITDA	$25,369	$25,748
Adjusted EBITDA Margin(1)	27%	27%
(1) Net income margin and Adjusted EBITDA Margin are calculated by dividing the respective measure by that period's revenue.

Liquidity and Capital Resources
Cash Flows

A summary of our cash flows for the nine months ended September 30, 2026 and 2025 follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash from operating activities	$21,705	$13,877
Cash used in investing activities	$(10,434)	$(7,178)
Cash used in financing activities	$(11,009)	$(8,105)

We have financed our operations primarily through cash provided by operating activities and borrowings under our revolving credit facility. At September 30, 2026, we had cash of $3.2 million compared to $2.9 million at December 31, 2025.

Liquidity

Our principal internal sources of liquidity are cash, as well as the cash flow that we generate from our operations. In addition, we had $40.0 million in borrowing capacity under our $70.0 million Credit Agreement, as defined below, at September 30, 2026. Under our Credit Agreement, as defined below, we are subject to certain availability limits including our consolidated leverage ratio. We believe that our existing cash, cash generated from our continuing operations and available borrowings under our Credit Agreement will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and the foreseeable future thereafter. However, it is possible that one or more lenders under our Credit Agreement may refuse or be unable to satisfy their commitment to lend to us, we may violate one or more of our covenants or financial ratios contained in our Credit Agreement or we may need to refinance our debt and be unable to do so. In addition, our liquidity could be negatively affected by a decrease in demand for our products and services and the ability of our customers to pay for current or future services. We may also make acquisitions and may need to raise additional capital through future debt financings or equity offerings to the extent necessary to fund such acquisitions, which we may not be able to do on a timely basis or on terms satisfactory to us or at all.

Operating Activities

Cash flows from operating activities primarily consist of net income adjusted for certain non-cash items, including depreciation, amortization, changes in deferred tax assets and liabilities, stock-based compensation, income from equity method investments, impairments, and the effect of changes in working capital. Net cash flows from operating activities were $21.7 million and $13.9 million for the nine month periods ended September 30, 2026 and 2025, respectively. Cash inflow from operations is driven by earnings and is dependent on the amount and timing of payments to vendors and employees and billings to and cash collections from our customers. Cash provided by operating activities during the 2026 period increased $7.8 million compared to the same period of 2025 primarily due to lower compensation related costs.

Investing Activities

Cash used in investing activities during the nine month period ended September 30, 2026 was $10.4 million compared to $7.2 million used in the same period of 2025. Cash used in investing activities in the nine month period ended September 30, 2026 is comprised of $5.3 million of payments for acquisitions and $5.1 million of fixed asset purchases, which are primarily capitalized development costs. Cash used in investing activities in the nine month period ended September 30, 2025 is primarily comprised of $1.4 million of payments for acquisition and $5.8 million of fixed asset purchases, which are primarily capitalized development costs.

Financing Activities

Cash used in financing activities during the nine month period ended September 30, 2026 was $11.0 million and was driven by $10.4 million related to share repurchases and $0.6 million of financing costs. Cash used in financing activities during the nine month period ended September 30, 2025 was $8.1 million and was driven by $6.1 million related to share repurchases and $2.0 million of net payments on long-term debt.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates as compared to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Financing and Capital Requirements

Credit Agreement

In April 2026, the Company entered into a new credit agreement (the "Credit Agreement"), which provides for a revolving loan facility of $70 million with an expansion option of $37.5 million, bringing the total facility to $107.5 million, as permitted under the terms of the Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company's option, at SOFR or a base rate plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.50% to 3.25% on SOFR and SONIA loans and 1.50% to 2.25% on base rate loans, determined by the Company's most recent consolidated leverage ratio. The Company incurs a commitment fee ranging from 0.35% to 0.50% on any unused capacity under the revolving loan facility, determined by the Company's most recent consolidated leverage ratio. Assuming an interest rate of 6.40% on our current borrowings, interest payments were expected to be $0.5 million from October 1, 2026 to December 31, 2026, $1.9 million for each of the years ended December 31, 2027, 2028, and 2029, and $0.5 million from January 1, 2030 to April 1, 2030. The facility will mature on April 1, 2030 and may be prepaid at any time without penalty.

The Credit Agreement contains various affirmative and negative covenants and also contains certain financial covenants, including a consolidated leverage ratio and consolidated fixed charge coverage ratio. Borrowings are allowed under the Credit Agreement to the extent the consolidated leverage ratio is equal to or less than 2.50 to 1.00 and to the extent the consolidated fixed charge coverage ratio is greater than 1.20 to 1.00, subject to the terms of the Credit Agreement. Negative covenants include restrictions on incurring certain liens; making certain payments, such as stock repurchases and dividend payments; making certain investments; making certain acquisitions; making certain dispositions; and incurring additional indebtedness. Restricted payments are allowed under the Credit Agreement to the extent the consolidated leverage ratio, calculated on a pro forma basis, is equal to or less than 2.00 to 1.00, as described in the Credit Agreement. The Credit Agreement also provides that the payment of obligations may be accelerated upon the occurrence of events of default, including, but not limited to, non-payment, change of control, or insolvency. As of September 30, 2026, the Company was in compliance with all of the financial covenants under the Credit Agreement.

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

Contractual Obligations

The Company has operating leases for corporate office space and certain equipment. The leases have terms from one year to ten years, some of which include options to renew the lease, and are included in the lease term when it is reasonably certain that the Company will exercise the option. No leases include options to purchase the leased property. As of September 30, 2026, the value of our lease right-of-use asset was $3.9 million and the value of our lease liability was $8.4 million. See Note 6 to the condensed consolidated financial statements included elsewhere in this report for further information.

We make commitments to purchase advertising from online vendors, which we pay for on a monthly basis. We have no significant long-term obligations to purchase a fixed or minimum amount with these vendors.

Other Capital Requirements

As of September 30, 2026, we recorded approximately $0.6 million of unrecognized tax benefits as liabilities, and we are uncertain if or when such amounts may be settled. Related to the unrecognized tax benefits considered permanent differences, we have also recorded a liability for potential penalties and interest. Included in the balance of unrecognized tax benefits at September 30, 2026, are $0.6 million of tax benefits that would affect the effective tax rate if recognized.

Following the expiration of the board's prior authorization of a $5.0 million stock repurchase plan in January 2026, in February 2026, the Company announced that the Board approved a new stock repurchase program that permits the purchase of up to $10.0 million of Company's common stock through February 2027. During the nine months ended September 30, 2026, the Company repurchased 3.0 million shares for $9.5 million under the plans. As of September 30, 2026, the value of shares available to be purchased under the current plan was $0.8 million. Management has discretion in determining the conditions under which shares may be purchased from time to time. See Note 13 to the condensed consolidated financial statements included elsewhere in this report for further information.

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

Interest Rate Risk

We have interest rate risk primarily related to borrowings under our Credit Agreement. Borrowings under the Credit Agreement denominated in U.S. dollars bear interest, payable at least quarterly, at the Company’s option, at SOFR or a base rate, plus a margin. Borrowings under the Credit Agreement denominated in pounds sterling, if any, bear interest at the SONIA rate plus a margin. The margin ranges from 2.50% to 3.25% on SOFR and SONIA loans and 1.50% to 2.25% on base rate loans, determined by the Company's most recent consolidated leverage ratio. As of September 30, 2026, we had outstanding borrowings of $30.0 million under our Credit Agreement. A hypothetical increase of 1.0% on these variable rate borrowings would increase our annual interest expense over the next 12 months by approximately $0.3 million, based on the balances outstanding for these borrowings as of September 30, 2026.

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

Changes in Internal Controls

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings
From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. Except as noted in Note 12 of the notes to condensed consolidated financial statements, we are currently not a party to any material pending legal proceedings.

Item 1A.    Risk Factors

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K the risk factors which materially affect our business, financial condition or results of operations. As of November 4, 2026, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Stock Repurchases Pursuant to the 2022 Omnibus Equity Award Plan, as Amended and Restated—Under the 2022 Omnibus Equity Award Plan, as Amended and Restated, and as further described in Notes 13 and 14 to the condensed consolidated financial statements, the Company repurchases its common stock withheld for income tax from the vesting of employee restricted stock or Performance-Based Restricted Stock Units (“PSUs”). The Company remits the value, which is based on the closing share price on the vesting date, of the common stock withheld to the appropriate tax authority on behalf of the employee and the related shares become treasury stock.

Stock repurchases during the three months ended September 30, 2026 were as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2026	28,297	$3.96	—	$4,466,749
August 1 through August 31, 2026	571,605	$4.24	571,605	$2,041,115
September 1 through September 30, 2026	278,745	$4.61	278,745	$755,155
Total	878,647		850,350
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

Item 5.    Other Information

During the three month period ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.4
Certificate of Designation of Rights, Preferences and Privileges of Series 1 Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on January 28, 2025).

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

Date:	November 4, 2026	DHI Group, Inc.
Registrant

		By:	/S/ Art Zeile
Art Zeile President, Chief Executive Officer
(Principal Executive Officer)

		By:	/S/ Greg Schippers
Greg Schippers, Chief Financial Officer
(Principal Financial Officer)